Form 10-K
period 2014-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2015-03-02
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer ☒        Accelerated filer ☐      Non-accelerated filer ☐        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2014) was approximately $851,661,514.
The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of February 27, 2015, was 90,523,277.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 28, 2015 are incorporated by reference into Part III.

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

PART I

ITEM 1.    Business
Overview
First Commonwealth Financial Corporation (“First Commonwealth” or “we”) is a financial holding company that is headquartered in Indiana, Pennsylvania. We provide a diversified array of consumer and commercial banking services through our bank subsidiary, First Commonwealth Bank (“FCB” or the “Bank”). We also provide trust and wealth management services and offer insurance products through FCB and our other operating subsidiaries. At December 31, 2014, we had total assets of $6.4 billion, total loans of $4.5 billion, total deposits of $4.3 billion and shareholders’ equity of $716.1 million. Our principal executive office is located at 601 Philadelphia Street, Indiana, Pennsylvania 15701, and our telephone number is (724) 349-7220.
FCB is a Pennsylvania bank and trust company. At December 31, 2014, the Bank operated 110 community banking offices throughout western and central Pennsylvania and loan production offices in downtown Pittsburgh, Pennsylvania and Cleveland, Ohio. The largest concentration of our branch offices is located within the greater Pittsburgh metropolitan area in Allegheny, Butler, Washington and Westmoreland counties, while our remaining offices are located in smaller cities, such as Altoona, Johnstown and Indiana, Pennsylvania, and in towns and villages throughout predominantly rural counties. The Bank also operates a network of 114 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the NYCE and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is a member of the Allpoint ATM network, which allows surcharge-free access to over 55,000 ATMs. The Bank is also a member of the “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of over 670 ATMs in over 50 counties in Pennsylvania, Maryland, New York, West Virginia and Ohio.
Historical and Recent Developments
FCB began in 1934 as First National Bank of Indiana with initial capitalization of $255 thousand. First National Bank of Indiana changed its name to National Bank of the Commonwealth in 1971 and became a subsidiary of First Commonwealth in 1983.

Since the formation of the holding company in 1983, we have grown steadily through the acquisition of smaller banks and thrifts in our market area, including Deposit Bank in 1984, Dale National Bank and First National Bank of Leechburg in 1985, Citizens National Bank of Windber in 1986, Peoples Bank and Trust Company in 1990, Central Bank in 1992, Peoples Bank of Western Pennsylvania in 1993, and Unitas National Bank and Reliable Savings Bank in 1994. In 1995, we merged all of our banking subsidiaries (other than Reliable Savings Bank) into Deposit Bank and renamed the resulting institution “First Commonwealth Bank.” We then merged Reliable Savings Bank into FCB in 1997. We acquired Southwest Bank in 1998 and merged it into FCB in 2002.

We expanded our presence in the Pittsburgh market through the acquisitions of Pittsburgh Savings Bank (dba BankPittsburgh) in 2003, Great American Federal in 2004 and Laurel Savings Bank in 2006. These acquisitions added 27 branches in Allegheny and Butler Counties.
In recent years, we have primarily focused on organic growth, improving the reach of our franchise and the breadth of our product offering. As part of this strategy, we have opened fourteen de novo branches since 2005, all of which are in the greater Pittsburgh area. As a result of our prior acquisitions and de novo strategy, FCB operates 61 branches in the Pittsburgh metropolitan statistical area and currently ranks ninth in deposit market share.
First Commonwealth regularly evaluates merger and acquisition opportunities and from time to time conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations, may take place and future merger acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of First Commonwealth’s tangible book value and net income per common share may occur in connection with any future transaction.
Loan Portfolio
The Company’s loan portfolio includes several categories of loans that are discussed in detail below. The Company does not engage in subprime lending.

Commercial, Financial, Agricultural and Other
Commercial, financial, agricultural and other loans represent term loans used to acquire business assets or revolving lines of credit used to finance working capital. These loans are generally secured by a first lien position on the borrower’s business assets as a secondary source of repayment. The type and amount of the collateral varies depending on the amount and terms of the loan, but generally may include accounts receivable, inventory, equipment or other assets. Loans also may be supported by personal guarantees from the principals of the commercial loan borrowers.

Commercial loans are underwritten for credit-worthiness based on the borrowers’ financial information, cash flow, net worth, prior loan performance, existing debt levels, type of business and the industry in which it operates. Advance rates on commercial loans are generally collateral-dependent and are determined based on the type of equipment, the mix of inventory and the quality of receivables. Approximately 22%, by principal amount, of our commercial real estate loans involve owner-occupied properties.

Credit risk for commercial loans can arise from a borrower’s inability or unwillingness to repay the loan, and in the case of secured loans, from a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The Company’s Credit Policy establishes loan concentration limits by borrower, geography and industry.

Commercial Real Estate
Commercial real estate loans represent term loans secured by owner-occupied and non-owner occupied properties. Commercial real estate loans are underwritten based on an evaluation of each borrower’s cash flow as the principal source of loan repayment, and are generally secured by a first lien on the property as a secondary source of repayment. Our underwriting process for non-owner occupied properties evaluates the history of occupancy, quality of tenants, lease terms, operating expenses and cash flow. Commercial real estate loans are subject to the same credit evaluation as previously described for commercial loans.

For loans secured by commercial real estate, at origination the Company obtains current and independent appraisals from licensed or certified appraisers to assess the value of the underlying collateral. The Company’s general policy for commercial real estate loans is to limit the terms of the loans to not more than 10 years with loan-to-value ratios not exceeding 80% on owner-occupied and income producing properties. For non-owner occupied commercial real estate loans, the loan terms are generally aligned with the property’s lease terms and are generally underwritten with a loan-to-value ratio not exceeding 75%.

Credit risk for commercial real estate loans can arise from economic conditions that could impact market demand, rental rates and property vacancy rates and declines in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral.

Real Estate Construction
Real estate construction represents financing for real estate development.  The underwriting process for these loans is designed to confirm that the project will be economically feasible and financially viable and is generally conducted as though the Company would be providing permanent financing for the project. Development and construction loans are secured by the properties under development or construction, and personal guarantees are typically obtained as a secondary repayment source. The Company considers the financial condition and reputation of the borrower and any guarantors and generally requires a global cash flow analysis in order to assess the overall financial position of the developer.

Construction loans to residential builders are generally made for the construction of residential homes for which a binding sales contract exists and for which the prospective buyers have been pre-qualified for permanent mortgage financing by either third-party lenders or the Company.  These loans are generally for a period of time sufficient to complete construction. The Company no longer provides builder lot development lending.

Credit risk for real estate construction loans can arise from construction delays, cost overruns, failure of the contractor to complete the project to specifications and economic conditions that could impact demand for or supply of the property being constructed.

Residential Real Estate Loans
During the third quarter of 2014, First Commonwealth reentered the residential mortgage business, after a strategic decision in 2005 to discontinue mortgage lending. Residential real estate loans include first lien mortgages used by the borrower to purchase or refinance a principal residence and home equity loans and lines of credit secured by residential real estate. The Company’s underwriting process for these loans determines credit-worthiness based upon debt-to-income ratios, collateral values and other relevant factors.

Credit risk for residential real estate loans can arise from a borrower’s inability or unwillingness to repay the loan or a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral.

The residential real estate portfolio includes both conforming and non-conforming mortgage loans. Conforming mortgage loans represent loans originated in accordance with underwriting standards set forth by the government-sponsored entities, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association, which serve as the primary purchasers of loans sold in the secondary mortgage market by mortgage lenders. These loans are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less (or have mortgage insurance to insure down to 80%), and are made to borrowers in good credit standing.  Non-conforming mortgage loans represent loans that generally are not saleable in the secondary market to the government-sponsored entities due to factors such as the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan. The Company does not offer “subprime,” “interest-only” or “negative amortization” mortgages.

Home equity lines of credit and other home equity loans are originated by the Company for typically up to 90% of the appraised value, less the amount of any existing prior liens on the property. Additionally, the Company’s credit policy requires borrower FICO scores of not less than 661 and a debt-to-income ratio of not more than 43%.

Loans to Individuals
The Loans to Individuals category includes consumer installment loans, personal lines of credit and indirect automobile loans. Credit risk for consumer loans can arise from a borrower’s inability or unwillingness to repay the loan, and in the case of secured loans, by a shortfall in the value of the collateral in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral.
 The underwriting criteria for automobile loans allow for such loans to be made for up to 100% of the purchase price or the retail value of the vehicle as listed by the National Automobile Dealers Association. The terms of the loan are determined by the age and condition of the collateral, and range from 36 to 84 months. Collision insurance policies are required on all automobile loans. The Company also makes other consumer loans, which may or may not be secured. The terms of secured consumer loans generally depend upon the nature of the underlying collateral. Unsecured consumer loans usually do not exceed $35 thousand and have a term of no longer than 36 months.
Deposits
Deposits are our primary source of funds to support our revenue-generating assets. We offer traditional deposit products to businesses and other customers with a variety of rates and terms. Deposits at our bank are insured by the FDIC up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At December 31, 2014, we held $4.3 billion of total deposits, which consisted of $1.0 billion, or 23%, in checking accounts, $2.5 billion, or 58%, in money market, savings and passbook accounts, and $0.8 billion, or 19%, in CDs and IRAs.
Our deposit base is diversified by client type. As of December 31, 2014, no individual depositor represented more than 1% of our total deposits, and our top ten depositors represented only 1.4% of our total deposits. The composition of our deposit mix has recently changed with an increased proportion of non-interest-bearing deposits and other transaction accounts and a lower proportion of more expensive time deposits. This shift in deposit mix has been largely responsible for the recent declines in our average cost of deposits from 0.28% at December 31, 2013 to 0.34% at December 31, 2014.
Competition
The banking and financial services industry is extremely competitive in our market area. We face vigorous competition for customers, loans and deposits from many companies, including commercial banks, savings and loan associations, finance companies, credit unions, trust companies, mortgage companies, money market mutual funds, insurance companies, and brokerage and investment firms. Many of these competitors are significantly larger than us, have greater resources, higher lending limits and larger branch systems and offer a wider array of financial services than us. In addition, some of these competitors, such as credit unions, are subject to a lesser degree of regulation or taxation than that imposed on us.
Employees
At December 31, 2014, First Commonwealth and its subsidiaries employed 1,259 full-time employees and 114 part-time employees.

Supervision and Regulation
The following discussion sets forth the material elements of the regulatory framework applicable to financial holding companies, such as First Commonwealth and their subsidiaries. The regulatory framework is intended primarily for the protection of depositors, other customers and the federal deposit insurance fund and not for the protection of security holders. The rules governing the regulation of financial institutions and their holding companies are very detailed and technical. Accordingly, the following discussion is general in nature and is not intended to be complete or to describe all the laws and regulations that apply to First Commonwealth and its subsidiaries. A change in applicable statutes, regulations or regulatory policy may have a material adverse effect on our business, financial condition or results of operations.
Bank Holding Company Regulation
First Commonwealth is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (“FRB”).
Acquisitions. Under the BHC Act, First Commonwealth is required to obtain the prior approval of the FRB before it can merge or consolidate with any other bank holding company or acquire all or substantially all of the assets of any bank that is not already majority owned by it or acquire direct or indirect ownership, or control of, any voting shares of any bank that is not already majority owned by it, if after such acquisition it would directly or indirectly own or control more than 5% of the voting shares of such bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the financial, including capital, position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act ("CRA") and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.
Non-Banking Activities. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies such as First Commonwealth may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, without in either case the prior approval of the FRB. Activities that are financial in nature include securities underwriting and dealing, insurance agency activities and making merchant banking investments.
To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be well capitalized and well managed. A depository institution subsidiary is considered to be well capitalized if it satisfies the requirements for this status discussed in the section captioned Prompt Corrective Action, included elsewhere in this item. A depository institution subsidiary is considered well managed if it received a composite rating and management rating of at least satisfactory in its most recent examination. A financial holding company’s status will also depend upon its maintaining its status as well capitalized and well managed under applicable FRB regulations. If a financial holding company ceases to meet these capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the holding company’s depository institutions.

In order for a financial holding company to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least satisfactory in its most recent examination under the CRA.
The FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.
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
Affiliate Transactions. Transactions between FCB, on the one hand, and First Commonwealth and its other subsidiaries, on the other hand, are regulated under federal banking laws. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by FCB with, or for the benefit of, its affiliates, and generally requires those transactions to be on terms at least as favorable to FCB as if the transaction were conducted with an unaffiliated third party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, any such transaction by FCB (or its subsidiaries) must be limited to certain thresholds on an individual and aggregate basis and, for credit transactions with any affiliate, must be secured by designated amounts of specified collateral.
SEC Regulations. First Commonwealth is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and various state securities commissions for matters relating to the offer and sale of its securities and is subject to the SEC rules and regulations relating to periodic reporting, proxy solicitation and insider trading.
Bank Regulation
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
Dividends and Stress Testing. First Commonwealth is a legal entity separate and distinct from its banking and other subsidiaries. As a bank holding company, First Commonwealth is subject to certain restrictions on its ability to pay dividends under applicable banking laws and regulations. Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
A significant portion of our income comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, our bank is subject to limitations under Pennsylvania law regarding the level of dividends that it may pay to us. In general, dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus is at least equal to capital. Dividends may not reduce surplus without the prior consent of the Pennsylvania Department of Banking. FCB has not reduced its surplus through the payment of dividends. As of December 31, 2014, FCB could pay dividends to First Commonwealth of $128.5 million without reducing its capital levels below "well capitalized" levels and without the approval of the Pennsylvania Department of Banking.
In October 2012, as required by the Dodd-Frank Act, the FRB and the FDIC published final rules regarding company-run stress testing. These rules require bank holding companies and banks with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Although our assets are currently below this threshold, we have nevertheless commenced stressed testing to ensure that we are able to meet these requirements in a timely fashion. Neither we nor our bank is currently subject to the stress testing requirements, but we expect that once we are subject to those requirements, the FRB, the FDIC and the Pennsylvania Department of Banking and Securities will consider our results as an important factor in evaluating our capital adequacy, and that of our bank, in evaluating any proposed acquisitions and in determining whether any proposed dividends or stock repurchases by us or by our bank may be an unsafe or unsound practice.

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
Consumer Financial Protection. We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.
The Dodd-Frank Act created a new, independent federal agency, the Consumer Financial Protection Bureau ("CFPB"), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more. The FDIC has primary responsibility for examination of our bank and enforcement with respect to federal consumer protection laws so long as our bank has total consolidated assets of less than $10 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from institutions with less than $10 billion in assets, such as our bank, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.
The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.
Deposit Insurance. Deposits of FCB are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund (“DIF”). Deposit insurance assessments are based upon average total assets minus average total equity. The insurance assessments are based upon a matrix that takes into account a bank’s capital level and supervisory rating. The FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. As an institution with less than $10 billion in assets, FCB’s assessment rates are based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund). For institutions with $10 billion or more in assets, assessment rates are calculated using a scorecard that combines the supervisory risk ratings of the institution with certain forward-looking financial measures. These assessment rates are subject to adjustments based upon the insured depository institution’s ratio of long-term unsecured debt to the assessment base, long-term unsecured debt issued by other insured depository institutions to the assessment base, and brokered deposits to the assessment base. However, the adjustments based on brokered deposits to the assessment base will not apply so long as the institution is well capitalized and has a composite CAMELS rating of 1 or 2. The CAMELS rating system is a bank rating system where bank supervisory authorities rate institutions according to six factors: capital adequacy, asset quality, management quality, earnings, liquidity, and sensitivity to market risk. The FDIC may make additional discretionary assessment rate adjustments.
In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.
Repeal Of Federal Prohibitions On Payment Of Interest On Demand Deposits. The federal prohibition restricting depository institutions from paying interest on demand deposit accounts was repealed effective on July 21, 2011 as part of the Dodd-Frank Act.
Capital Requirements
Regulatory Capital Requirements in Effect as of December 31, 2014. As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the FRB. FCB is subject to similar capital requirements administered by the FDIC and the Pennsylvania Department of Banking. The federal regulatory authorities’ risk-based capital guidelines in effect as of December 31, 2014 were based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements were intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations were required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations were assigned to various risk categories.
A depository institution’s or holding company’s capital, in turn, was classified in one of two tiers, depending on type:

•
Core Capital (Tier 1). Tier 1 capital included common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill, most intangible assets and certain other assets.

•
Supplementary Capital (Tier 2). Tier 2 capital included, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

First Commonwealth, like other bank holding companies, was required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance sheet items, such as letters of credit). FCB, like other depository institutions, was required to maintain similar capital levels under capital adequacy guidelines. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios had to be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.
Bank holding companies and banks were also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The minimum leverage ratio was 3.0% for bank holding companies and depository institutions that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and depository institutions were required to maintain a minimum leverage ratio of 4.0%, unless a different minimum was specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.
Basel III Capital Rules Effective January 1, 2015. In July 2013, the FRB, the FDIC and other bank regulatory agencies published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the current U.S. risk-based capital rules. The Basel III Capital Rules, among other things:

•	introduce a new capital measure called Common Equity Tier 1 (“CET1”);

•	define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital;

•	specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements; and

•	expand the scope of the deductions/adjustments as compared to existing regulations.
Under the Basel III Capital Rules, the initial minimum capital ratios that became effective on January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets

•	6.0% Tier 1 capital to risk-weighted assets

•	8.0% Total capital to risk-weighted assets

•	4.0% Tier 1 capital to average quarterly assets
When fully phased in on January 1, 2019, the Basel III Capital Rules will require First Commonwealth and FCB to maintain a 2.5% “capital conservation buffer” to the required ratios of CET1 to risk-weighted assets, Tier 1 capital to risk-weighted assets and Total capital to risk-weighted assets, effectively resulting in minimum ratios of 7.0%, 8.5% and 10.5%, respectively.
Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under capital standards in effect as of December 31, 2014, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, smaller banking organizations, including First Commonwealth and FCB, may make a one-time permanent election to continue to exclude these items.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
With respect to FCB, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.” The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting First Commonwealth’s determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•
Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

•	Providing for a 100% risk weight for claims on securities firms.

•	Eliminating the current 50% cap on the risk weight for OTC derivatives.

Management believes that, as of December 31, 2014, First Commonwealth and FCB would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were in effect as of that date.
Liquidity Requirements
Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. In September 2014, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to First Commonwealth or FCB. The federal bank regulators have not yet proposed rules to implement the NSFR or addressed the scope of bank organizations to which it will apply. The Basel Committee's final NSFR document states that the NSFR applies to internationally active banks, as did its final LCR document as to that ratio.
Prompt Corrective Action
The Federal Deposit Insurance Act, as amended (“FDIA”), requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures, which reflect changes under the Basel III Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio (a new ratio requirement under the Basel III Capital Rules), the Tier 1 capital ratio and the leverage ratio.
A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater (6.0% prior to January 1, 2015), and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater (4.0% prior to January 1, 2015), and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% (4.0% prior to January 1, 2015) or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3%, a Tier 1 risk-based capital ratio of less than 4.0% (3.0% prior to January 1, 2015) or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan and must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”
“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.
The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.
The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.
First Commonwealth believes that, as of December 31, 2014, FCB was a “well-capitalized” bank as defined by the FDIC. See Note 26 “Regulatory Restrictions and Capital Adequacy” of Notes to the Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.
The Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds (so called "covered funds"). The statutory provision is commonly called the “Volcker Rule.” In December 2013, federal regulators adopted final rules to implement the Volcker Rule that became effective in April 2014. The FRB, however, issued an order extending the period that institutions have to conform their covered funds activities to the requirements of the Volcker Rule to July 21, 2015. Banks with less than $10 billion in total consolidated assets, such as our bank, that do not engage in any covered activities, other than trading in certain government, agency, state or municipal obligations, do not have any significant compliance obligations under the rules implementing the Volcker Rule. We are continuing to evaluate the effects of the Volcker Rule on our business, but we do not currently anticipate that the Volcker Rule will have a material effect on our operations.
Depositor Preference
Under federal law, depositors (including the FDIC with respect to the subrogated claims of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against such an institution in the liquidation or other resolution of such an institution by any receiver.
Interchange Fees
Under the Durbin Amendment to the Dodd-Frank Act, the FRB adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under the final rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The FRB also adopted a rule to allow a debit card issuer to recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the FRB. The FRB also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
The Dodd-Frank Act contained an exemption from the interchange fee cap for any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. We currently qualify for this exemption. We would become subject to the interchange fee cap beginning July 1 of the year following the time when our total assets reaches or exceeds $10 billion.
Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets
Various federal banking laws and regulations, including rules adopted by the FRB pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. Following the time at which our or our bank’s total consolidated assets, as applicable, equal or exceed $10 billion, we or our bank, as applicable, will, among other requirements:

•	be required to perform annual stress tests as described above under Dividends and Stress Testing;

•
be required to establish a dedicated risk committee of our board of directors responsible for overseeing our enterprise-wide risk management policies, which must be commensurate with our capital structure, risk profile, complexity, activities, size and other appropriate risk-related factors, and including as a member at least one risk management expert;

•	calculate our FDIC deposit assessment base using the performance score and a loss-severity score system described above under Deposit Insurance; and

•	be examined for compliance with federal consumer protection laws primarily by the CFPB as described above under Consumer Financial Protection.
While neither we nor our bank currently have $10 billion or more in total consolidated assets, we have begun analyzing these rules to ensure we are prepared to comply with the rules when and if they become applicable.
Financial Privacy
The federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.
Anti-Money Laundering and the USA Patriot Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
Office of Foreign Assets Control Regulation
The U.S. Treasury Department’s Office of Foreign Assets Control ("OFAC") administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. First Commonwealth is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
Future Legislation and Regulation
Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, and limit our ability to pursue business opportunities in an efficient manner. Our business, financial condition, results of operations or prospects may be adversely affected, perhaps materially, as a result.
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
Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. See “Supervision and Regulation” included in Item 1. Business for a more detailed description of the Dodd-Frank Act and other regulatory requirements applicable to First Commonwealth.

Declines in real estate values could adversely affect our earnings and financial condition.
As of December 31, 2014, approximately 61% of our loans were secured by real estate. These loans consist of residential real estate loans (approximately 27% of total loans), commercial real estate loans (approximately 31% of total loans) and real estate construction loans (approximately 3% of total loans). During the economic recession in 2008, declines in real estate values and weak demand for new construction, particularly outside of our core Pennsylvania market, caused deterioration in our loan portfolio and adversely impacted our financial condition and results of operations. Additional declines in real estate values, both within and outside of Pennsylvania, could adversely affect the value of the collateral for these loans, the ability of borrowers to make timely repayment of these loans and our ability to recoup the value of the collateral upon foreclosure, further impacting our earnings and financial condition.
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
All borrowers carry the potential to default and our remedies to recover may not fully satisfy money previously loaned. We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is adequate to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for credit losses reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic conditions and unidentified losses in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different than those of management. An increase in the allowance for credit losses results in a decrease in net income or losses, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.
Acts of cyber-crime may compromise client and company information, disrupt access to our systems or result in loss of client or company assets.
Our business is dependent upon the availability of technology, the Internet and telecommunication systems to enable financial transactions by clients, record and monitor transactions and transmit and receive data to and from clients and third parties. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our clients’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, the theft of client assets through fraudulent transactions or disruption of our or our clients’ or other third parties’ business operations. Any of the foregoing could have a meterial adverse effect on First Commonwealth's business, financial condition and results of operations.
We must evaluate whether any portion of our recorded goodwill is impaired. Impairment testing may result in a material, non-cash write-down of our goodwill assets and could have a material adverse impact on our results of operations.
At December 31, 2014, goodwill represented approximately 3% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. We test our goodwill and other intangible assets with indefinite lives for impairment at least annually (or whenever events occur which may indicate possible impairment). Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired. Determining the fair value of our company requires a high degree of subjective management assumptions. Any changes in key assumptions about our business and its prospects, changes in market conditions or other externalities, for impairment testing purposes could result in a non-cash impairment charge and such a charge could have a material adverse effect on our consolidated results of operations. The challenges of the current economic environment may adversely affect our earnings, the fair value of our assets and liabilities and our stock price, all of which may increase the risk of goodwill impairment.
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
Our controls and procedures may fail or be circumvented.
Our internal controls, disclosure controls and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on First Commonwealth’s business, financial condition and results of operations.
We continually encounter technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of the our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on First Commonwealth’s business, financial condition and results of operations.
Our operations rely on external vendors.
We rely on certain vendors to provide products and services necessary to maintain day-to-day operations of First Commonwealth. In particular, in 2014, we contracted with an external vendor for our core processing system used to maintain customer and account records, reflect account transactions and activity, and support our customer relationship management systems for substantially all of our deposit and loan customers. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to First Commonwealth’s operations and financial reporting, which could have a material adverse effect on First Commonwealth’s business and, in turn, First Commonwealth’s financial condition and results of operations.
We are subject to environmental liability risk associated with lending activities.
A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, First Commonwealth may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on First Commonwealth’s business, financial condition and results of operations.
Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of First Commonwealth’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on First Commonwealth’s business, financial condition and results of operations.
Financial services companies depend on the accuracy and completeness of information about customers and counterparties.
In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on First Commonwealth’s business, financial condition and results of operations.
We may be adversely affected by the soundness of other financial institutions.
Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Within the financial services industry, loss of public confidence, including through default by any one institution, could lead to liquidity challenges or to defaults by other institutions. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges with which we interact on a daily basis or key funding providers such as the Federal Home Loan Banks, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition or results of operations.

First Commonwealth’s stock price can be volatile.
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. First Commonwealth’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to First Commonwealth.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding First Commonwealth and/or its competitors.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving First Commonwealth or its competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, including real or anticipated changes in the strength of the Pennsylvania economy; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; interest rate changes or credit loss trends could also cause First Commonwealth’s stock price to decrease regardless of operating results.
The trading volume in First Commonwealth’s common stock is less than that of other larger financial services companies.
Although First Commonwealth’s common stock is listed for trading on the NYSE), the trading volume in its common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of First Commonwealth’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of First Commonwealth’s common stock, significant sales of First Commonwealth’s common stock, or the expectation of these sales, could cause First Commonwealth’s stock price to fall.
First Commonwealth may not continue to pay dividends on its common stock in the future.
Holders of First Commonwealth common stock are only entitled to receive such dividends as its board of directors may declare out of funds legally available for such payments. Although First Commonwealth has historically declared cash dividends on its common stock, it is not required to do so and may reduce or eliminate its common stock dividend in the future. This could adversely affect the market price of First Commonwealth’s common stock. Also, First Commonwealth is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the FRB regarding capital adequacy and dividends.
As more fully discussed in Part II, Item 8, Financial Statements and Supplementary Data-Note 26, Regulatory Restrictions and Capital Adequacy, which is located elsewhere in this report, the ability of First Commonwealth to declare or pay dividends on its common stock may also be subject to certain restrictions in the event that First Commonwealth elects to defer the payment of interest on its junior subordinated debt securities.
An investment in First Commonwealth’s common stock is not an insured deposit.
First Commonwealth’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in First Commonwealth’s common stock is inherently risky for the reasons described in this Risk Factors section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire First Commonwealth’s common stock, you could lose some or all of your investment.

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
First Commonwealth Bank has 110 banking offices, of which 23 are leased and 87 are owned. We also lease two loan production offices.
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
Not applicable.

Executive Officers of First Commonwealth Financial Corporation
The name, age and principal occupation for each of the executive officers of First Commonwealth Financial Corporation as of December 31, 2014 is set forth below:
I. Robert Emmerich, age 64, has served as Executive Vice President and Chief Credit Officer of First Commonwealth Bank since 2009. Prior to joining First Commonwealth, Mr. Emmerich was retired from a 31-year career at National City Corporation, where he most recently served as Executive Vice President & Chief Credit Officer for Consumer Lending.
Jane Grebenc, age 56, has served as Executive Vice President and Chief Revenue Officer of First Commonwealth Financial Corporation and President of First Commonwealth Bank since May 31, 2013. Ms. Grebenc's financial services career includes executive leadership roles at a variety of institutions, including Park View Federal Savings Bank, Key Bank, and National City Bank. She was formerly the Executive Vice President in charge of the retail, marketing, IT and operations and the mortgage segments at Park View Federal Savings Bank from 2009 until 2012, the Executive Vice President in charge of the Wealth Segment at Key Bank from 2007 until 2009 and the Executive Vice President / Branch Network at National City Bank prior to 2007.
Leonard V. Lombardi, age 55, has served as Executive Vice President and Chief Audit Executive of First Commonwealth Financial Corporation since January 1, 2009. He was formerly Senior Vice President / Loan Review and Audit Manager.

Norman J. Montgomery, age 47, has served as the Executive Vice President of Business Integration of First Commonwealth Bank since May 2011. He oversees First Commonwealth’s product development and assumed oversight of First Commonwealth’s technology and operations functions in July 2012. He served as Senior Vice President/Business Integration of First Commonwealth Bank from September 2007 until May 2011 and previously held positions in the technology, operations, audit and marketing areas.
T. Michael Price, age 52, has served as President of First Commonwealth Bank since November 2007. On March 7, 2012, he began serving as President and Chief Executive Officer of First Commonwealth Financial Corporation. From January 1, 2012 to March 7, 2012, he served as Interim President and Chief Executive Officer of First Commonwealth Financial Corporation. He was formerly Chief Executive Officer of the Cincinnati and Northern Kentucky Region of National City Bank from July 2004 to November 2007 and Executive Vice President and Head of Small Business Banking of National City Bank prior to July 2004.
James R. Reske, age 51, joined First Commonwealth Financial Corporation as Executive Vice President, Chief Financial Officer and Treasurer on April 28, 2014. Prior to joining First Commonwealth, Mr. Reske served as Executive Vice President, Chief Financial Officer, and Treasurer at United Community Financial Corporation in Youngstown, Ohio from 2008 until April 2014. Mr. Reske's financial services career includes investment banking roles within the Financial Institutions Groups at Keybanc Capital Markets, Inc. in Cleveland, Ohio and at Morgan Stanley & Company in New York. Mr. Reske also provided expertise and counsel to financial institutions and other organizations on mergers and acquisitions and capital markets activities as an attorney at Wachtell, Lipton, Rosen & Katz, as well as at Sullivan & Cromwell. Earlier in his career, Mr. Reske worked at the Board of Governors of the Federal Reserve System in Washington, DC and at the Federal Reserve Bank of Boston.
Carrie L. Riggle, age 45, has served as Executive Vice President / Human Resources since March 1, 2013. Ms. Riggle has been with First Commonwealth for more than 20 years. Over the course of her tenure, Ms. Riggle has been responsible for the daily operations of the Human Resources function and was actively involved in the establishment and development of a centralized corporate human resources function within the Company.
Matthew C. Tomb, age 38, has served as Executive Vice President, Chief Risk Officer and General Counsel of First Commonwealth Financial Corporation since November 2010. He previously served as Senior Vice President / Legal and Compliance since September 2007. Before joining First Commonwealth, Mr. Tomb practiced law with Sherman & Howard L.L.C. in Denver, Colorado.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
First Commonwealth is listed on the NYSE under the symbol “FCF.” As of December 31, 2014, there were approximately 7,003 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2014
First Quarter	$9.34	$7.83	$0.07
Second Quarter	9.41	8.14	0.07
Third Quarter	9.49	8.39	0.07
Fourth Quarter	9.55	8.36	0.07

Period	High Sale	Low Sale	Cash Dividends Per Share
2013
First Quarter	$7.73	$7.03	$0.05
Second Quarter	7.49	6.79	0.06
Third Quarter	8.09	7.31	0.06
Fourth Quarter	9.36	7.49	0.06
Federal and state regulations contain restrictions on the ability of First Commonwealth to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1 “Business—Supervision and Regulation—Restrictions on Dividends” and Part II, Item 8, “Financial Statements and Supplementary Data—Note 26, Regulatory Restrictions and Capital Adequacy.” In addition, under the terms of the capital securities issued by First Commonwealth Capital Trust II and III, First Commonwealth could not pay dividends on its common stock if First Commonwealth deferred payments on the junior subordinated debt securities that provide the cash flow for the payments on the capital securities.

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the KBW Regional Banking Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2009, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
First Commonwealth Financial Corporation	100.00	153.81	116.74	155.64	207.51	224.09
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
KBW Regional Banking Index	100.00	120.39	114.21	129.52	190.18	194.80

Unregistered Sales of Equity Securities and Use of Proceeds
The following table details the amount of shares repurchased during the fourth quarter of 2014.

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2014	—	$—	—	—
November 30, 2014	3,121	9.09	—	—
December 31, 2014	—	—	—	—
Total	3,121	$9.09	—

For additional information, please see Part IV, Item 12, "Security ownership of Certain Beneficial Owners." Information called for by this item concerning security ownership of certain beneficial owners and security ownership of management will be included in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Securities Owned by Directors and Management,” and is incorporated herein by reference.

ITEM 6.    Selected Financial Data
The following selected financial data is not covered by the auditor’s report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Consolidated Financial Statements and related notes.

	Periods Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except share data)
Interest income	$202,181	$206,358	$219,075	$231,545	$268,360
Interest expense	18,501	21,707	30,146	41,678	61,599
Net interest income	183,680	184,651	188,929	189,867	206,761
Provision for credit losses	11,196	19,227	20,544	55,816	61,552
Net interest income after provision for credit losses	172,484	165,424	168,385	134,051	145,209
Net impairment losses	—	—	—	—	(9,193)
Net securities gains (losses)	550	(1,158)	192	2,185	2,422
Other income	60,309	61,321	65,242	55,484	56,005
Other expenses	171,210	168,824	177,207	176,826	171,226
Income before income taxes	62,133	56,763	56,612	14,894	23,217
Income tax provision (benefit)	17,680	15,281	14,658	(380)	239
Net Income	$44,453	$41,482	$41,954	$15,274	$22,978
Per Share Data—Basic
Net Income	$0.48	$0.43	$0.40	$0.15	$0.25
Dividends declared	$0.28	$0.23	$0.18	$0.12	$0.06
Average shares outstanding	93,114,654	97,028,157	103,885,396	104,700,227	93,197,225
Per Share Data—Diluted
Net Income	$0.48	$0.43	$0.40	$0.15	$0.25
Average shares outstanding	93,114,654	97,029,832	103,885,663	104,700,393	93,199,773
At End of Period
Total assets	$6,360,285	$6,214,861	$5,995,390	$5,841,122	$5,812,842
Investment securities	1,354,364	1,353,809	1,199,531	1,182,572	1,016,574
Loans and leases, net of unearned income	4,457,308	4,283,833	4,204,704	4,057,055	4,218,083
Allowance for credit losses	52,051	54,225	67,187	61,234	71,229
Deposits	4,315,511	4,603,863	4,557,881	4,504,684	4,617,852
Short-term borrowings	1,105,876	626,615	356,227	312,777	187,861
Subordinated debentures	72,167	72,167	105,750	105,750	105,750
Other long-term debt	89,459	144,385	174,471	101,664	98,748
Shareholders’ equity	716,145	711,697	746,007	758,543	749,777
Key Ratios
Return on average assets	0.71%	0.68%	0.71%	0.27%	0.37%
Return on average equity	6.18	5.70	5.46	2.00	3.33
Net loans to deposits ratio	102.08	91.87	90.78	88.70	89.80
Dividends per share as a percent of net income per share	58.33	53.49	44.57	82.26	23.72
Average equity to average assets ratio	11.45	11.87	12.95	13.33	11.26

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis represents an overview of the financial condition and the results of operations of First Commonwealth and its subsidiaries, FCB, First Commonwealth Insurance Agency, Inc. (“FCIA”) and First Commonwealth Financial Advisors, Inc. (“FCFA”), as of and for the years ended December 31, 2014, 2013 and 2012. During 2014, First Commonwealth sold its registered investment advisory business. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a more thorough understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and other financial information presented in this Annual Report.

Company Overview
First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCB and insurance products through FCIA. At December 31, 2014, FCB operated 110 community banking offices throughout western Pennsylvania and loan production offices in downtown Pittsburgh, Pennsylvania and Cleveland, Ohio.
Our consumer services include Internet, mobile and telephone banking, an automated teller machine network, personal checking accounts, interest-earning checking accounts, savings accounts, insured money market accounts, debit cards, investment certificates, fixed and variable rate certificates of deposit, mortgage loans, secured and unsecured installment loans, construction and real estate loans, safe deposit facilities, credit lines with overdraft checking protection and IRA accounts. Commercial banking services include commercial lending, small and high-volume business checking accounts, on-line account management services, ACH origination, payroll direct deposit, commercial cash management services and repurchase agreements. We also provide a variety of trust and asset management services and a full complement of auto, home and business insurance as well as term life insurance. We offer annuities, mutual funds, stock and bond brokerage services through an arrangement with a broker-dealer and insurance brokers. Most of our commercial customers are small and mid-sized businesses in central and western Pennsylvania.
As a financial institution with a focus on traditional banking activities, we earn the majority of our revenue through net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing our net interest margin, which is net interest income (on a fully taxable-equivalent basis) as a percentage of our average interest-earning assets. We also generate revenue through fees earned on various services and products that we offer to our customers and, less frequently, through sales of assets, such as loans, investments or properties. These revenue sources are offset by provisions for credit losses on loans, operating expenses, income taxes and, less frequently, loss on sale or other-than-temporary impairments on investment securities.
General economic conditions also affect our business by impacting our customers’ need for financing, thus affecting loan growth, as well as impacting the credit strength of existing and potential borrowers.

Critical Accounting Policies and Significant Accounting Estimates
First Commonwealth’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and predominant practice in the banking industry. The preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Over time, these estimates, assumptions and judgments may prove to be inaccurate or vary from actual results and may significantly affect our reported results and financial position for the period presented or in future periods. We currently view the determination of the allowance for credit losses, fair value of financial instruments and income taxes to be critical because they are highly dependent on subjective or complex judgments, assumptions and estimates made by management.
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

There are many factors affecting the allowance for credit losses; some are quantitative, while others require qualitative judgment. These factors require the use of estimates related to the amount and timing of expected future cash flows, appraised values on impaired loans, estimated losses for each loan category based on historical loss experience by category, loss emergence periods for each loan category and consideration of current economic trends and conditions, all of which may be susceptible to significant judgment and change. To the extent that actual outcomes differ from estimates, additional provisions for credit losses could be required that could adversely affect our earnings or financial position in future periods. The loan portfolio represents the largest asset category on our Consolidated Statements of Financial Condition.
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

Results of Operations—2014 Compared to 2013
Net Income
Net income for 2014 was $44.5 million, or $0.48 per diluted share, as compared to net income of $41.5 million, or $0.43 per diluted share, in 2013. Net income in 2014 was positively impacted by a decrease in provision expense of $8.0 million, offset by a decline of $1.0 million in net interest income and an increase in noninterest expense of $2.4 million. Noninterest expense increased as the result of $7.4 million in expenses related to a core system conversion in 2014 and the recording of an $8.6 million legal contingency reserve.
Our return on average equity was 6.2% and return on average assets was 0.71% for 2014, compared to 5.7% and 0.68%, respectively, for 2013.
Average diluted shares for the year 2014 were 4% less than the comparable period in 2013 primarily due to the common stock buyback programs that were authorized during 2014 and 2013.
Net Interest Income
Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully taxable equivalent basis, to average interest-earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretaxable equivalent amounts based on the marginal corporate federal income tax rate of 35%. The taxable equivalent adjustment to net interest income for 2014 was $3.3 million compared to $4.1 million in 2013. Net interest income comprises a majority of our operating revenue (net interest income before the provision plus noninterest income) at 75% for both years ended December 31, 2014 and 2013.
Net interest income, on a fully taxable equivalent basis, was $187.0 million for the year-ended December 31, 2014, a $1.7 million, or 1%, decrease compared to $188.7 million for the same period in 2013. The net interest margin, on a fully taxable equivalent basis, decreased 12 basis points, or 4%, to 3.27% in 2014 from 3.39% in 2013. The net interest margin is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.
The low interest rate environment and resulting decline in rates earned on interest-earning assets challenged the net interest margin during the year ended December 31, 2014. Yields and spreads on new loan volumes continued to experience competitive pricing pressures in 2014, specifically home equity and indirect loans. Also contributing to lower yields on earning assets is the runoff of existing older assets, which were earning higher interest rates than new volumes, as well as growth in the investment portfolio. Growth in earning assets has helped to offset the spread compression as average earning assets for the year ended December 31, 2014 increased $166.5 million, or 3%, compared to the comparable period in 2013. However, approximately 39% of the growth in earning assets relates to the investment portfolio, which is earning approximately 180 basis points less than the rate earned on growth in the loan portfolio. Investment portfolio purchases during 2014 have been primarily in the mortgage-related assets with approximate durations of 36-48 months and municipal securities with a duration of five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities as interest rates rise. It is expected that the challenges to the net interest margin will continue as $3.0 billion in interest-sensitive assets either reprice or mature over the next twelve months.
The taxable equivalent yield on interest-earning assets was 3.59% for the year ended December 31, 2014, a decrease of 20 basis points from the 3.79% yield for the same period in 2013. This decline can be attributed to the repricing of our variable rate assets as well as lower interest rates available on new investments and loans. Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.41% for the year-ended December 31, 2014, compared to 0.48% for the same period in 2013.
Comparing the year-ended December 31, 2014 with the same period in 2013, changes in interest rates negatively impacted net interest income by $9.4 million. The lower yield on interest-earning assets adversely impacted net interest income by $11.3 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $1.9 million. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, growing the loan portfolio and increasing our investment volumes within established interest rate risk management guidelines.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets and a lower cost of funds tempered the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $7.7 million in the year ended December 31, 2014 compared to the same period in 2013. Higher levels of interest-earning assets resulted in an increase of $6.4 million in interest income, while increased short-term borrowings, partially offset by a reduction in long-term borrowings increased interest expense by $1.3 million. During the third quarter of 2014, as a means of protecting the net interest margin against a prolonged low rate environment, the Company entered into $100 million in interest rate swaps which extended the duration of a portion of our $1.3 billion in LIBOR based loans.
Positively affecting net interest income was a $100.1 million increase in average net free funds at December 31, 2014 as compared to December 31, 2013. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was a $88.3 million increase in average noninterest-bearing demand deposits. Additionally, higher costing time deposits continue to mature and reprice to lower costing certificates or other deposit alternatives. Average time deposits for the year ended December 31, 2014 decreased $126.9 million million, or 11%, compared to the comparable period in 2013, while the average rate paid on time deposits decreased 11 basis points. The positive change in deposit mix is expected to continue as $586.9 million in certificates of deposits either mature or reprice over the next twelve months.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the periods presented:

	For the Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$202,181	$206,358	$219,075
Adjustment to fully taxable equivalent basis	3,327	4,081	4,392
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	205,508	210,439	223,467
Interest expense	18,501	21,707	30,146
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$187,007	$188,732	$193,321

The following table provides information regarding the average balances and yields and rates on interest-earning assets and interest-bearing liabilities for the periods ended December 31:

	Average Balance Sheets and Net Interest Analysis
	2014			2013			2012
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$4,728	$12	0.25%	$3,355	$7	0.21%	$4,329	$6	0.14%
Tax-free investment securities (e)	12,274	478	3.89	83	6	7.40	271	18	6.85
Taxable investment securities	1,352,494	30,662	2.27	1,300,538	30,218	2.32	1,179,169	31,799	2.70
Loans, net of unearned income (b)(c)	4,356,566	174,356	4.00	4,255,593	180,208	4.23	4,165,292	191,644	4.60
Total interest-earning assets	5,726,062	205,508	3.59	5,559,569	210,439	3.79	5,349,061	223,467	4.18
Noninterest-earning assets:
Cash	71,139			71,930			75,044
Allowance for credit losses	(54,517)			(62,800)			(65,279)
Other assets	538,429			563,283			581,321
Total noninterest-earning assets	555,051			572,413			591,086
Total Assets	$6,281,113			$6,131,982			$5,940,147
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$625,516	$192	0.03%	$670,524	$236	0.04%	$645,970	$286	0.04%
Savings deposits (d)	1,876,972	2,348	0.13	1,942,323	2,962	0.15	1,921,417	4,233	0.22
Time deposits	1,028,053	9,913	0.96	1,154,984	12,398	1.07	1,138,112	16,935	1.49
Short-term borrowings	815,394	2,449	0.30	478,388	1,262	0.26	402,196	1,070	0.27
Long-term debt	200,114	3,599	1.80	233,483	4,849	2.08	202,598	7,622	3.76
Total interest-bearing liabilities	4,546,049	18,501	0.41	4,479,702	21,707	0.48	4,310,293	30,146	0.70
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	964,422			876,111			810,041
Other liabilities	51,347			48,335			50,859
Shareholders’ equity	719,295			727,834			768,954
Total noninterest-bearing funding sources	1,735,064			1,652,280			1,629,854
Total Liabilities and Shareholders’ Equity	$6,281,113			$6,131,982			$5,940,147
Net Interest Income and Net Yield on Interest-Earning Assets		$187,007	3.27%		$188,732	3.39%		$193,321	3.61%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes loan fees.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

(e)	Yield on tax-free investment securities calculated using fully taxable equivalent interest income of $6.18 thousand and $18.58 thousand for the years ended December 31, 2013 and 2012, respectively.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

	Analysis of Year-to-Year Changes in Net Interest Income
	2014 Change from 2013			2013 Change from 2012
	Total Change	Change Due To Volume	Change Due To Rate (a)	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$5	$3	$2	$1	$(1)	$2
Tax-free investment securities	472	902	(430)	(12)	(13)	1
Taxable investment securities	444	1,205	(761)	(1,581)	3,277	(4,858)
Loans	(5,852)	4,271	(10,123)	(11,436)	4,154	(15,590)
Total interest income (b)	(4,931)	6,381	(11,312)	(13,028)	7,417	(20,445)
Interest-bearing liabilities:
Interest-bearing demand deposits	(44)	(18)	(26)	(50)	10	(60)
Savings deposits	(614)	(98)	(516)	(1,271)	46	(1,317)
Time deposits	(2,485)	(1,358)	(1,127)	(4,537)	251	(4,788)
Short-term borrowings	1,187	876	311	192	206	(14)
Long-term debt	(1,250)	(694)	(556)	(2,773)	1,161	(3,934)
Total interest expense	(3,206)	(1,292)	(1,914)	(8,439)	1,674	(10,113)
Net interest income	$(1,725)	$7,673	$(9,398)	$(4,589)	$5,743	$(10,332)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

The table below provides a breakout of the provision for credit losses by loan category for the years ended December 31:

	2014		2013
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$15,141	135%	$20,755	108%
Real estate construction	(5,581)	(50)	(2,056)	(11)
Residential real estate	(1,560)	(14)	2,369	12
Commercial real estate	639	6	(286)	(1)
Loans to individuals	2,557	23	4,371	23
Unallocated	—	—	(5,926)	(31)
Total	$11,196	100%	$19,227	100%
The provision for credit losses for the year 2014 totaled $11.2 million, a decrease of $8.0 million, or 41.77%, compared to the year 2013. The majority of the 2014 provision expense, or $5.8 million, is attributable to specific reserves for an $8.2 million loan to an oil and gas servicing company, which was transferred to nonaccrual status during 2014. This loan was sold during the second quarter of 2014, resulting in a $5.8 million charge-off. Also impacting the provision expense for the commercial, financial and agricultural loan category were specific reserves related to a $4.2 million loan to an audio visual equipment distributor, which was transferred to nonaccrual status during 2014. Offsetting these increases in provision expense was the release of approximately $2.7 million in specific reserves related to the payoff of a $4.7 million nonaccrual loan to a local developer. The negative provision expense for real estate construction and residential real estate is the result of declines in both the level of impaired loans and historical loss rates for these loan categories. Provision expense for loans to individuals is directly related to the level of charge-offs during 2014.
The majority of the 2013 provision expense related to two commercial borrowers. Deterioration in the value of certain assets of a local real estate developer, for which net equity is the expected repayment source, resulted in provision expense of $10.4 million and a related charge-off of $13.1 million. In addition, two nonaccrual commercial real estate loans that were sold in the first quarter of 2013 required a combined charge-off and related provision expense of $3.1 million. These two nonaccrual loans were to the same borrower and relate to a $15.5 million loan secured by an apartment building in eastern Pennsylvania and a $1.7 million loan secured by mixed use property in eastern Pennsylvania.
In 2013, the negative $5.9 million provision related to the unallocated portion of the allowance is a result of it no longer being treated as a separate component of the allowance. Instead, this risk is now incorporated into the reserve provided for each loan category. This portion of the allowance for credit losses reflects the qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical loss experience.
The allowance for credit losses was $52.1 million, or 1.17%, of total loans outstanding at December 31, 2014, compared to $54.2 million, or 1.27%, at December 31, 2013. Nonperforming loans as a percentage of total loans decreased to 1.24% at December 31, 2014 from 1.39% at December 31, 2013. The allowance to nonperforming loan ratio was 94% as of December 31, 2014 and 91% at December 31, 2013.
Net credit losses were $13.4 million for the year-ended December 31, 2014 compared to $32.2 million for the same period in 2013. The most significant credit loss recognized during the year ended December 31, 2014, was the aforementioned $5.8 million charge-off to an oil and gas servicing company.
The provision is a result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the methodology used for determination of the adequacy of the allowance for credit losses. The change in the allowance for credit losses is consistent with the decrease in estimated losses within the loan portfolio determined by factors including certain loss events, portfolio migration analysis, loss emergence periods, historical loss experience, delinquency trends, deterioration in collateral values and volatility in economic indicators such as the housing market, consumer price index, vacancy rates and unemployment levels. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at December 31, 2014.

A detailed analysis of our credit loss experience for the previous five years is shown below:

	2014	2013	2012	2011	2010
	(dollars in thousands)
Loans outstanding at end of year	$4,457,308	$4,283,833	$4,204,704	$4,057,055	$4,218,083
Average loans outstanding	$4,356,566	$4,255,593	$4,165,292	$4,061,822	$4,467,338
Balance, beginning of year	$54,225	$67,187	$61,234	$71,229	$81,639
Loans charged off:
Commercial, financial, agricultural and other	8,911	18,399	5,207	7,114	22,293
Real estate construction	296	773	3,601	28,886	41,483
Residential real estate	3,153	1,814	3,828	4,107	5,226
Commercial real estate	1,148	10,513	851	24,861	2,466
Loans to individuals	3,964	3,679	3,482	3,325	3,841
Total loans charged off	17,472	35,178	16,969	68,293	75,309
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	734	455	443	473	2,409
Real estate construction	1,340	501	582	955	—
Residential real estate	650	1,264	422	132	252
Commercial real estate	612	136	410	349	163
Loans to individuals	766	633	521	573	523
Total recoveries	4,102	2,989	2,378	2,482	3,347
Net credit losses	13,370	32,189	14,591	65,811	71,962
Provision charged to expense	11,196	19,227	20,544	55,816	61,552
Balance, end of year	$52,051	$54,225	$67,187	$61,234	$71,229
Ratios:
Net credit losses as a percentage of average loans outstanding	0.31%	0.76%	0.35%	1.62%	1.61%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.17%	1.27%	1.60%	1.51%	1.69%

Noninterest Income
The components of noninterest income for each year in the three-year period ended December 31 are as follows:

				2014 compared to 2013
	2014	2013	2012	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$6,000	$6,166	$6,206	$(166)	(3)%
Service charges on deposit accounts	15,661	15,652	14,743	9	0
Insurance and retail brokerage commissions	6,483	6,005	6,272	478	8
Income from bank owned life insurance	5,502	5,539	5,850	(37)	(1)
Card related interchange income	14,222	13,746	13,199	476	3
Other income	7,445	12,060	14,365	(4,615)	(38)
Subtotal	55,313	59,168	60,635	(3,855)	(7)
Net securities gains (losses)	550	(1,158)	192	1,708	(147)
Gain on sale of assets	4,996	2,153	4,607	2,843	132
Total noninterest income	$60,859	$60,163	$65,434	$696	1%
Noninterest income, excluding net securities gains (losses) and gains on sale of assets, decreased $3.9 million, or 6.52%, in 2014, largely due to a decline in the other income category. The decrease in the other income category can be attributed to a $2.3 million decline in commercial loan swap-related income and a $1.1 million decrease in investment management income as a result of the sale of this business in the first quarter of 2014. The growth in insurance income can be attributed to increased production and three months of income from our recent agency acquisition. Card-related interchange income can be attributed to growth in the number of deposit customers, as well as continued increases in electronic payments by our customers.
Total noninterest income increased $0.7 million, or 1%, in comparison to the year ended 2013. The most notable change includes a $2.8 million increase in the gain on sale of assets as a result of a $1.2 million gain recognized on the sale of the Company's registered investment advisory business and $3.2 million in gains on the sale of several OREO properties.
Comparing the year 2014 to the year 2013, net securities gains (losses) increased $1.7 million. This change is primarily the result of a $1.3 million loss recognized in 2013 on the early redemption of one of our pooled trust preferred securities. This security was called when the senior note holders elected to liquidate all assets of the trust, resulting in losses for the mezzanine notes owned by the Company. In 2014, a $0.5 million gain was recognized related to this security as a result of additional proceeds distributed as part of the final liquidation of the trust.
If the Company's total assets would equal or exceed $10 billion we would no longer qualify for exemption from the interchange fee cap included in the Dodd-Frank Act. The estimated impact of this change would decrease interchange income by $5.7 million.

Noninterest Expense
The components of noninterest expense for each year in the three-year period ended December 31 are as follows:

				2014 Compared to 2013
	2014	2013	2012	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$87,223	$86,012	$86,069	$1,211	1%
Net occupancy expense	13,119	13,607	13,255	(488)	(4)
Furniture and equipment expense	12,235	13,148	12,460	(913)	(7)
Data processing expense	6,124	6,009	7,054	115	2
Advertising and promotion expense	2,953	3,129	4,157	(176)	(6)
Contributions	1,431	784	1,195	647	83
Pennsylvania shares tax expense	3,776	5,638	5,706	(1,862)	(33)
Intangible amortization	631	1,064	1,467	(433)	(41)
Collection and repossession expense	2,754	3,836	5,756	(1,082)	(28)
Other professional fees and services	3,986	3,731	4,329	255	7
FDIC insurance	4,054	4,366	5,032	(312)	(7)
Other operating expenses	17,178	19,144	18,966	(1,966)	(10)
Subtotal	155,464	160,468	165,446	(5,004)	(3)
Loss on sale or write-down of assets	1,595	1,054	7,394	541	51
Litigation and operational losses	6,786	1,115	4,367	5,671	509
Loss on early redemption of subordinated debt	—	1,629	—	(1,629)	(100)
Furniture and equipment expense - related to IT conversion	5,577	1,970	—	3,607	183
Conversion related expenses	1,788	2,588	—	(800)	(31)
Total noninterest expense	$171,210	$168,824	$177,207	$2,386	1%
Total noninterest expense for the year 2014 increased $2.4 million in comparison to the year 2013, largely due to an $8.6 million litigation reserve, $2.8 million in increased expenses related to the IT system conversion and increased contribution expense as a result of a $0.6 million charge related to the donation of a former headquarters building to a local university. Salaries and employee benefit expense increased $1.2 million, or 1%, due to normal merit increases, additional staffing added as part of the launch of our mortgage initiative and the acquisition of an insurance agency.
These increases were offset by declines of $1.9 million in Pennsylvania shares tax expense, $1.1 million in loan collection costs and a $3.0 million partial recovery for a 2012 external fraud loss.

As a result of the April 1, 2013 early redemption of $32.5 million in redeemable capital securities issued by First Commonwealth Capital Trust I, a loss of $1.6 million was recognized. This loss includes a $1.1 million prepayment penalty and $0.5 million of unamortized deferred issuance costs.
During the third quarter of 2014, First Commonwealth completed a system conversion to the Jack Henry and Associates SilverLake System core processing software and outsourced certain data processing services that had previously been performed in-house. As a result of this conversion, First Commonwealth incurred $11.9 million of charges, of which $7.4 million was recognized in 2014. During 2014, $5.6 million in accelerated depreciation and $1.8 million in other conversion related expenses were recognized. In 2013, conversion related expenses included $2.6 million for early termination charges on existing contracts and staffing and employment-related charges. The system conversion is expected to provide expense savings from pre-conversion levels of approximately $1.5 million to $1.7 million per quarter.

Income Tax
The provision for income taxes of $17.7 million in 2014 reflects an increase compared to the provision for income taxes of $15.3 million in 2013 mostly due to the increase in the level of pretax income of $62.1 million and $56.8 million for 2014 and 2013, respectively.
The effective tax rate was 28% and 27% for tax expense in 2014 and 2013, respectively. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income.

Financial Condition
First Commonwealth’s total assets increased by $145.4 million in 2014. Loans increased $173.5 million, or 4%, while investments decreased $8.5 million, or 1%.
Loan growth in 2014 was primarily in the commercial real estate and indirect lending categories. Impacting loan growth in 2014 was a decline of approximately $36.0 million in residential mortgage loans. During the third quarter of 2014, First Commonwealth reentered the residential mortgage business, after a strategic decision in 2005 to discontinue mortgage lending. Without this product offering, customer requests for these loans were satisfied through a joint venture or home equity loans. As a result, the residential mortgage portfolio has declined over the years due to regularly scheduled repayments and payoffs. The mortgage initiative is expected to increase loan volumes in this area and add revenue as loans are added to the portfolio or sold.
During 2014, approximately $242.9 million in investment securities were called or matured. These securities were higher yielding securities and contributed to the decline in yield earned on the portfolio. As a result, $246.1 million in asset-backed securities, $66.5 million in agency securities and $27.1 million in municipal securities were purchased in 2014 to help increase earnings from the portfolio with a reduced risk profile.
First Commonwealth’s total liabilities increased $141.0 million, or 3%, in 2014. Deposits decreased $288.4 million, or 6%, and long-term debt decreased $54.9 million, or 25%, as funding needs were met with lower costing short-term borrowings, which increased $479.3 million, or 76%.
Total shareholders equity increased $4.4 million in 2014. Growth in shareholders equity due to net income of $44.5 million and increases in other comprehensive income of $16.1 million was partially offset by $26.2 million in dividends declared and $31.0 million in stock repurchases.

Loan Portfolio
Following is a summary of our loan portfolio as of December 31:

	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,052,109	24%	$1,021,056	24%	$1,019,822	24%	$996,739	25%	$913,814	22%
Real estate construction	120,785	3	93,289	2	87,438	2	76,564	2	261,482	6
Residential real estate	1,226,344	27	1,262,718	30	1,241,565	30	1,137,059	28	1,127,273	27
Commercial real estate	1,405,256	31	1,296,472	30	1,273,661	30	1,267,432	31	1,354,074	32
Loans to individuals	652,814	15	610,298	14	582,218	14	565,849	14	561,440	13
Total loans and leases net of unearned income	$4,457,308	100%	$4,283,833	100%	$4,204,704	100%	$4,043,643	100%	$4,218,083	100%
The loan portfolio totaled $4.5 billion as of December 31, 2014, reflecting growth of $173.5 million, or 4%, compared to December 31, 2013. Loan growth was experienced in all categories except residential real estate, with the majority of the growth being recognized in commercial real estate loans and loans to individuals. Increases in commercial, financial, agricultural and other portfolio and commercial real estate can be attributed to growth in direct middle market lending and syndications in Pennsylvania and contiguous states. The increase in loans to individuals is primarily due to growth in indirect auto lending.
The majority of our loan portfolio is with borrowers located in Pennsylvania. During the fourth quarter of 2013, the Company expanded into the Ohio market area with the opening of a loan production office in Cleveland, Ohio. As of December 31, 2014 and 2013, there were no concentrations of loans relating to any industry in excess of 10% of total loans.
The credit quality of the loan portfolio continued to improve during 2014 with decreases in the level of criticized assets, delinquency and nonaccrual loans. As of December 31, 2014, criticized loans (i.e., loans designated OAEM, substandard, impaired or doubtful) decreased $22.2 million, or 14%, from December 31, 2013. Criticized loans totaled $140.1 million at December 31, 2014 and represented 3% of the total loan portfolio. Additionally, delinquencies on accruing loans increased $5.7 million, or 44%, at December 31, 2014 compared to December 31, 2013. As of December 31, 2014, nonaccrual loans decreased $3.2 million, or 7%, compared to December 31, 2013.

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans at December 31, 2014 were as follows:

	Within One Year	One to 5 Years	After 5 Years	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$130,891	$750,143	$151,944	$1,032,978
Real estate construction (a)	6,887	85,730	28,116	120,733
Commercial real estate	91,124	431,066	882,283	1,404,473
Other	3,008	16,986	107,661	127,655
Totals	$231,910	$1,283,925	$1,170,004	$2,685,839
Loans at fixed interest rates		256,695	217,157
Loans at variable interest rates		1,027,230	952,847
Totals		$1,283,925	$1,170,004

(a)
The maturity of real estate construction loans include term commitments that follow the construction period. Loans with these term commitments will be moved to the commercial real estate category when the construction phase of the project is completed.

First Commonwealth has a regulatory established legal lending limit of $97.1 million to any one borrower or closely related group of borrowers, but has established lower thresholds for credit risk management.

First Commonwealth defines exposure to the Oil and Gas Industry as any borrower who is involved in exploration and production, and any company in the industry supply chain that generates 40% or more of their sales revenue from exploration and production companies.
As of December 31, 2014, the Company had a total of $148.9 million in commitments to the Oil and Gas Industry, with $55.4 million in outstanding loan balances against those commitments. Of this total, commitments of $47.0 million with outstanding balances of $11.5 million are for exploration and production, while $101.9 million in commitments, with outstanding balances of $43.9 million, are related to ancillary businesses.
Two customers account for 74.4% of the loans related to exploration and production and both are rated pass credits. These credit facilities are primarily used to support letters of credit and have little or no usage. Two commercial relationships in this category, totaling $8.8 million, are on non-performing status and have been even before the oil price decline in the third quarter of 2014.
The ancillary business consists of well services, transportation, equipment and materials to support the oil and gas industry. Two customers, which account for 35.0% of the ancillary exposure, are bulk transporters of refined product and are not expected to be negatively impacted from lower oil prices. There are four pass rated credits, with total commitments of $40.3 million in the ancillary sector that will see some impact from reduced drilling activity due to lower oil and gas prices. The Company will continue to monitor their performance accordingly. One commercial relationship with $2.6 million in outstanding loans for an ancillary business has been on non-performing status since 2012.

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
We discontinue interest accruals on a loan when, based on current information and events, it is probable that we will be unable to fully collect principal or interest due according to the contractual terms of the loan. A loan is typically placed in nonaccrual status when there is evidence of a significantly weakened financial condition or principal and interest is 90 days or more delinquent, except for consumer loans, which are placed in nonaccrual status at 150 days past due. Interest received on a nonaccrual loan is normally applied as a reduction to loan principal rather than interest income utilizing the cost recovery methodology of revenue recognition.
Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The probable risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral and the present value of projected future cash flows. Losses are recognized when a loss is probable and the amount is reasonably estimable.

The following is a comparison of nonperforming and impaired assets and the effects on interest due to nonaccrual loans for the period ended December 31:

	2014	2013	2012	2011	2010
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$25,715	$28,908	$43,539	$33,635	$84,741
Loans held for sale on nonaccrual basis	—	—	—	13,412	—
Troubled debt restructured loans on nonaccrual basis	16,952	16,980	50,979	44,841	31,410
Troubled debt restructured loans on accrual basis	12,584	13,495	13,037	20,276	1,336
Total nonperforming loans	$55,251	$59,383	$107,555	$112,164	$117,487
Loans past due in excess of 90 days and still accruing	$2,619	$2,505	$2,447	$11,015	$13,203
Other real estate owned	$7,197	$11,728	$11,262	$30,035	$24,700
Loans outstanding at end of period	$4,457,308	$4,283,833	$4,204,704	$4,057,055	$4,218,083
Average loans outstanding	$4,356,566	$4,255,593	$4,165,292	$4,061,822	$4,467,338
Nonperforming loans as a percentage of total loans	1.24%	1.39%	2.56%	2.76%	2.79%
Provision for credit losses	$11,196	$19,227	$20,544	$55,816	$61,552
Allowance for credit losses	$52,051	$54,225	$67,187	$61,234	$71,229
Net charge-offs	$13,370	$32,189	$14,591	$65,811	$71,962
Net charge-offs as a percentage of average loans outstanding	0.31%	0.76%	0.35%	1.62%	1.61%
Provision for credit losses as a percentage of net charge-offs	83.74%	59.73%	140.80%	84.81%	85.53%
Allowance for credit losses as a percentage of end-of-period loans outstanding (a)	1.17%	1.27%	1.60%	1.51%	1.69%
Allowance for credit losses as a percentage of nonperforming loans (a)	94.21%	91.31%	62.47%	62.01%	60.63%
Gross income that would have been recorded at original rates	$784	$7,920	$15,036	$14,872	$13,142
Interest that was reflected in income	—	679	369	1,393	30
Net reduction to interest income due to nonaccrual	$784	$7,241	$14,667	$13,479	$13,112

(a)	End of period loans and nonperforming loans exclude loans held for sale.
Nonperforming loans decreased $4.1 million to $55.3 million at December 31, 2014, compared to $59.4 million at December 31, 2013. The nonperforming loans as a percentage of total loans decreased to 1.2% from 1.4% at December 31, 2014 compared to December 31, 2013. Other real estate owned totaled $7.2 million at December 31, 2014, compared to $11.7 million at December 31, 2013.
Also included in nonperforming loans are troubled debt restructured loans (“TDR’s”). TDR’s are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower under terms not available in the market. TDR's decreased $0.9 million during 2014. For additional information on TDR’s please refer to Note 10 “Loans and Allowance for Credit Losses.”
Net credit losses were $13.4 million in 2014 compared to $32.2 million for the year 2013. The most significant credit loss recognized during the year was a $5.8 million charge-off taken on a loan to an oil and gas servicing company. Additional detail on credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Provision for Credit Losses" and "Allowance for Credit Losses."
Provision for credit losses as a percentage of net charge-offs increased to 83.7% for the year ended December 31, 2014 from 59.7% for the year ended December 31, 2013.

Nonperforming Securities
The following is a comparison of nonperforming securities for the period ended December 31:

	12/31/2014	12/31/2013	12/31/2012	12/31/2011	12/31/2010
	(dollars in thousands)
Nonperforming Securities:
Nonaccrual securities at market value	$—	$—	$—	$—	$15,823
Nonperforming securities at December 31, 2010 included only pooled trust preferred collateralized debt obligations. These securities were returned to performing status in 2011 because of evidence supporting management’s estimate of future cash flows indicating that all remaining principal and interest will be received. Support for these estimates include: no other-than-temporary impairment charges since the third quarter of 2010, improvement in the underlying collateral of these bonds evidenced by a reduced level of new interest payment deferrals and principal defaults, as well as an increase in actual cures of deferring collateral.

Allowance for Credit Losses
Following is a summary of the allocation of the allowance for credit losses at December 31:

	2014		2013		2012		2011		2010
	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)
	(dollars in thousands)
Commercial, financial, agricultural and other	$29,627	24%	$22,663	24%	$19,852	24%	$18,200	25%	$21,700	22%
Real estate construction	2,063	3	6,600	2	8,928	2	6,756	2	18,002	6
Residential real estate	3,664	27	7,727	30	5,908	30	8,237	28	5,454	27
Commercial real estate	11,881	31	11,778	30	22,441	30	18,961	31	16,913	32
Loans to individuals	4,816	15	5,457	14	4,132	14	4,244	14	4,215	13
Unallocated	—	N/A	—	N/A	5,926	N/A	4,836	N/A	4,945	N/A
Total	$52,051		$54,225		$67,187		$61,234		$71,229
Allowance for credit losses as percentage of end-of-period loans outstanding	1.17%		1.27%		1.60%		1.51%		1.69%

(a)	Represents the ratio of loans in each category to total loans.
The allowance for credit losses decreased $2.2 million from December 31, 2013 to December 31, 2014. The allowance for credit losses as a percentage of end-of-period loans outstanding was 1.2% at December 31, 2014 compared to 1.3% at December 31, 2013. The allowance for credit losses includes both a general reserve for performing loans and specific reserves for impaired loans. Comparing December 31, 2014 to December 31, 2013, the general reserve for performing loans decreased from 1.07% to 0.96% of total performing loans. Specific reserves increased from 16.8% of nonperforming loans at December 31, 2013 to 19.5% of nonperforming loans at December 31, 2014. The allowance for credit losses as a percentage of nonperforming loans was 94% and 91% at December 31, 2014 and 2013, respectively.
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
Management reviews local and national economic information and industry data, including the trends in the industries we believe are indicative of higher risk to our portfolio. Factors reviewed by management include employment trends, macroeconomic trends, commercial real estate trends and the overall lending environment. Based on this review, an allocation is made to the allowance for credit losses and is reflected in the “unallocated” line of the previous table.

Investment Portfolio
Marketable securities that we hold in our investment portfolio, which are classified as “securities available for sale,” may be a source of liquidity; however, we do not anticipate liquidating the investments prior to maturity. As indicated in Note 19 “Fair Values of Assets and Liabilities,” $30.4 million of available for sale securities at December 31, 2014, are classified as Level 3 assets because of inactivity in the market.
Following is a detail schedule of the amortized cost of securities available for sale as of December 31:

	2014	2013	2012
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$23,344	$22,639	$27,883
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	947,635	1,009,519	839,102
Mortgage-Backed Securities—Commercial	72	104	148
Other Government-Sponsored Enterprises	269,181	267,971	241,970
Obligations of States and Political Subdivisions	27,058	80	82
Corporate Securities	6,682	6,693	6,703
Pooled Trust Preferred Collateralized Debt Obligations	41,926	42,040	51,866
Total Debt Securities	1,315,898	1,349,046	1,167,754
Equities	1,420	1,420	1,859
Total Securities Available for Sale	$1,317,318	$1,350,466	$1,169,613
As of December 31, 2014, securities available for sale had a fair value of $1.3 billion. Gross unrealized gains were $16.9 million and gross unrealized losses were $24.4 million.
The following is a schedule of the contractual maturity distribution of securities available for sale at December 31, 2014.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield (b)
	(dollars in thousands)
Within 1 year	$3,000	$—	$—	$3,000	0.32%
After 1 but within 5 years	288,556	—	—	288,556	1.19
After 5 but within 10 years	39,504	21,849	—	61,353	4.09
After 10 years	909,172	5,209	48,608	962,989	2.34
Total	$1,240,232	$27,058	$48,608	$1,315,898	2.16%

(a)	Equities are excluded from this schedule because they have an indefinite maturity.

(b)	Yields are calculated on a taxable equivalent basis.

Mortgage-backed securities, which include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises, have contractual maturities ranging from less than one year to approximately 30 years and have anticipated average lives to maturity ranging from less than one year to approximately thirteen years.
The amortized cost of the investment portfolio decreased $33.1 million, or 2%, at December 31, 2014 compared to 2013. All categories of investments decreased, except for Obligations of State and Political Subdivisions which increased $27.0 million. These securities were purchased in an effort to increase the earnings from investments while keeping the risk of the portfolio at a lower level.
Our investment portfolio includes an amortized cost of $41.9 million in pooled trust preferred collateralized debt obligations at December 31, 2014. The valuation of these securities involves evaluating relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis.
See Note 8 “Investment Securities,” Note 9 “Impairment of Investment Securities,” and Note 19 “Fair Values of Assets and Liabilities” for additional information related to the investment portfolio.

Deposits
Total deposits decreased $288.4 million, or 6%, in 2014, primarily due to the run off of time deposits of $253.4 million. The change in time deposits can be attributed to an decrease of $101.2 million in deposits generated from the Certificate of Deposit Account Registry Services program ("CDARS"), which provides a low cost alternative funding source.
Time deposits of $100 thousand or more had remaining maturities as follows as of the end of each year in the three-year period ended December 31:

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
3 months or less	$164,879	49%	$234,295	51%	$103,102	32%
Over 3 months through 6 months	34,874	10	85,573	18	58,680	18
Over 6 months through 12 months	72,470	22	60,739	13	31,863	10
Over 12 months	61,765	19	84,077	18	128,798	40
Total	$333,988	100%	$464,684	100%	$322,443	100%
Short-Term Borrowings and Long-Term Debt
Short-term borrowings increased $479.3 million, or 76%, from $626.6 million as of December 31, 2013 to $1,105.9 million at December 31, 2014. Long-term debt decreased $54.9 million, or 25%, from $216.6 million at December 31, 2013 to $161.6 million at December 31, 2014. The change in both of these areas was to take advantage of attractive interest rates in the wholesale funding markets as an alternative to certificates of deposit while paying off higher costing debt. For additional information concerning our short-term borrowings, subordinated debentures and other long-term debt, please refer to Note 16 “Short-term Borrowings,” Note 17 “Subordinated Debentures” and Note 18 “Other Long-term Debt” of the Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements
The table below sets forth our contractual obligations to make future payments as of December 31, 2014. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

	Footnote Number Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
FHLB advances	18	$80,142	$1,148	$1,238	$6,931	$89,459
Subordinated debentures	17	—	—	—	72,167	72,167
Operating leases	13	3,313	5,727	4,912	12,276	26,228
Total contractual obligations		$83,455	$6,875	$6,150	$91,374	$187,854
The table above excludes unamortized premiums and discounts on FHLB advances because these premiums and discounts do not represent future cash obligations. The table also excludes our cash obligations upon maturity of certificates of deposit, which is set forth in Note 15 “Interest-Bearing Deposits” of the Consolidated Financial Statements.
In addition, see Note 12 “Commitments and Letters of Credit” for detail related to our off-balance sheet commitments to extend credit, financial standby letters of credit, performance standby letters of credit and commercial letters of credit as of December 31, 2014. Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements since it is unknown if the borrower will draw upon these commitments and often these commitments expire without being drawn upon. As of December 31, 2014, a reserve for probable losses of $3.1 million was recorded for unused commitments and letters of credit.

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
We generate funds to meet our cash flow needs primarily through the core deposit base of FCB and the maturity or repayment of loans and other interest-earning assets, including investments. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits decreased $288.4 million, or 6%, during 2014, and comprised 76% of total liabilities at December 31, 2014, as compared to 84% at December 31, 2013. Proceeds from the maturity and redemption of investment securities totaled $242.9 million during 2014 and provided liquidity to fund loans as well as the purchase of additional investment securities.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit through brokers. We have increased our borrowing capacity at the Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the Federal Home Loan Bank, as collateral for borrowings at the Federal Reserve. At December 31, 2014 our borrowing capacity at the Federal Reserve related to this program was $667.7 million and there were no amounts outstanding. Additionally, as of December 31, 2014, our maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh was $1.5 billion and as of that date amounts used against this capacity included $1.0 billion in outstanding borrowings and $28.2 million in letter of credit commitments used for pledging public funds and other non-deposit purposes.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an ALCO strategy to increase and diversify funding sources. As of December 31, 2014, our maximum borrowing capacity under this program was $951.4 million and as of that date there was $150.0 million outstanding. We also participate in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of December 31, 2014, our outstanding certificates of deposits from this program have an average weighted rate of 0.29% and an average original term of 39 days.
We also have available unused federal funds lines with four correspondent banks. These lines have an aggregate commitment of $170.0 million with $9.0 million outstanding as of December 31, 2014.
The liquidity needs of First Commonwealth on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments and dividend payments to our stockholders, which totaled $35.3 million for the year ended December 31, 2014, as well as any cash necessary to repurchase our shares, which totaled $31.0 million for the year ended December 31, 2014. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $72.2 million in junior subordinated debentures and cash and interest-bearing deposits of $10.4 million at December 31, 2014. At the end of 2014 the Parent Company had a $15.0 million short-term, unsecured revolving line of credit with another financial institution. As of December 31, 2014, there were no amounts outstanding under this line. We are currently not meeting a debt covenant with respect to this line of credit related to Return on Average Assets; however, a waiver has been received from the lender for this covenant. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.
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

We use an asset/liability model to measure our interest rate risk. Interest rate risk measures include earnings simulation and gap analysis. Gap analysis is a static measure that does not incorporate assumptions regarding future events. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. Under simulation analysis, our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. Our net interest income simulations assume a level balance sheet whereby new volume equals run-off. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios. Reviewing these various measures provides us with a reasonably comprehensive view of our interest rate profile.
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.69 and 0.71 at December 31, 2014 and 2013, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealh's ratio is largely driven by the modeling of interest-bearing nonmaturity deposits, which are included in the analysis as repricing within one year.
Following is the gap analysis as of December 31:

	2014
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,274,687	$166,818	$294,772	$2,736,277	$1,412,835	$267,876
Investments	52,057	60,708	125,801	238,566	767,521	338,182
Other interest-earning assets	2,262	—	—	2,262	—	—
Total interest-sensitive assets (ISA)	2,329,006	227,526	420,573	2,977,105	2,180,356	606,058
Certificates of deposit	278,659	114,932	193,346	586,937	251,153	4,255
Other deposits	2,484,139	—	—	2,484,139	—	—
Borrowings	1,203,176	25,135	29,873	1,258,184	2,385	6,931
Total interest-sensitive liabilities (ISL)	3,965,974	140,067	223,219	4,329,260	253,538	11,186
Gap	$(1,636,968)	$87,459	$197,354	$(1,352,155)	$1,926,818	$594,872
ISA/ISL	0.59	1.62	1.88	0.69	8.60	54.18
Gap/Total assets	25.74%	1.38%	3.10%	21.26%	30.29%	9.35%

	2013
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,026,232	$215,614	$310,437	$2,552,283	$1,401,095	$282,761
Investments	106,382	54,440	209,855	370,677	586,363	387,180
Other interest-earning assets	3,012	—	—	3,012	—	—
Total interest-sensitive assets (ISA)	2,135,626	270,054	520,292	2,925,972	1,987,458	669,941
Certificates of deposit	373,426	146,037	231,283	750,746	338,488	6,488
Other deposits	2,595,780	—	—	2,595,780	—	—
Borrowings	698,899	7,595	50,179	756,673	81,192	5,302
Total interest-sensitive liabilities (ISL)	3,668,105	153,632	281,462	4,103,199	419,680	11,790
Gap	$(1,532,479)	$116,422	$238,830	$(1,177,227)	$1,567,778	$658,151
ISA/ISL	0.58	1.76	1.85	0.71	4.74	56.82
Gap/Total assets	24.66%	1.87%	3.84%	18.94%	25.23%	10.59%
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

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2014	$(5,280)	$(1,414)	$211	$869
December 31, 2013	(8,878)	(4,355)	(833)	(646)
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged utilizing a flat balance sheet.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2014	$(11,925)	$(6,532)	$577	$1,511
The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current unprecedented low interest rate environment. Results of the 100 and 200 basis point decline in interest rate scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. For the years 2014 and 2013, the cost of our interest-bearing liabilities averaged 0.41% and 0.48%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.59% and 3.79%, respectively.
The ALCO is responsible for the identification and management of interest rate risk exposure. As such, the ALCO continuously evaluates strategies to manage our exposure to interest rate fluctuations.
Asset/liability models require that certain assumptions be made, such as prepayment rates on earning assets and the pricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon our experience, business plans and published industry experience. While management believes such assumptions to be reasonable, there can be no assurance that modeled results will approximate actual results.

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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $3.1 million at December 31, 2014, and is classified in “Other liabilities” on the Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructured loans. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternate financing sources. In 2014, 77 loans totaling $22.6 million were identified as troubled debt restructurings, resulting in specific reserves of $4.7 million.
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
The allowance for credit losses was $52.1 million at December 31, 2014 or 1.17% of loans outstanding, compared to $54.2 million or 1.27% of loans outstanding at December 31, 2013. The decrease in the 2014 ratio compared to the 2013 ratio can be primarily attributed to declines in the historical loss experience. In addition, as of December 31, 2014, several credit measures showed improvement compared to December 31, 2013. The level of criticized loans decreased $22.2 million from $162.4 million at December 31, 2013 to $140.1 million at December 31, 2014 and the level of nonperforming loans decreased $4.1 million for the same period.
The allowance for credit losses as a percentage of nonperforming loans was 94% at December 31, 2014 and 91% as of December 31, 2013. The allowance for credit losses includes specific allocations of $9.5 million related to nonperforming loans covering 17% of the total nonperforming balance at December 31, 2014 and specific allocations of $8.8 million covering 15% of the total nonperforming balance at December 31, 2013. The amount of allowance related to nonperforming loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses.

Management believes that the allowance for credit losses is at a level that is sufficient to absorb losses inherent in the loan portfolio at December 31, 2014.

The following table provides information on net charge-offs and nonperforming loans by loan category:

	For the Period Ended December 31, 2014			As of December 31, 2014
	Net Charge-offs	% of Total Net Charge- offs	Net Charge-offs as a % of Average Loans	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$8,177	61.16%	0.19%	$34,265	62.02%	0.77%
Real estate construction	(1,044)	(7.81)	(0.02)	236	0.43	0.01
Residential real estate	2,503	18.72	0.06	11,140	20.16	0.24
Commercial real estate	536	4.01	0.01	9,322	16.87	0.21
Loans to individuals	3,198	23.92	0.07	288	0.52	0.01
Total loans, net of unearned income	$13,370	100.00%	0.31%	$55,251	100.00%	1.24%
As the above table illustrates, commercial real estate and commercial financial, agricultural and other loan categories were the most significant portions of the nonperforming loans as of December 31, 2014. See discussions related to the provision for credit losses and loans for more information.

Results of Operations—2013 Compared to 2012
Summary of 2013 Results
Net income for 2013 was $41.5 million, or $0.43 per diluted share, as compared to a net income of $42.0 million, or $0.40 per diluted share, in 2012. The improvement in performance in 2013 was primarily the result of a $1.3 million decrease in provision expenses, a decrease of $6.3 million related to loss on sale or write-down of assets, and a $4.3 million decrease in net interest income. Partially offsetting the aforementioned items are a $1.4 million decrease in net securities gains and a $3.3 million decrease in operational losses.
Our return on average equity was 5.7% and return on average assets was 0.68% for 2013, compared to 5.5% and 0.71%, respectively, for 2012.
Average diluted shares for the year 2013 were 7% less than the comparable period in 2012 primarily due to the common stock buyback program authorized during 2012.
Net interest income, on a fully taxable equivalent basis, for 2013 was $4.6 million, or 2%, lower than 2012, primarily due to a $169.4 million, or 4%, increase in average interest bearing liabilities and a 22 basis point decrease in the net interest margin. Positively affecting net interest income in 2013 was a $41.1 million increase in average net free funds. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. Net interest margin, on a fully taxable equivalent basis was 3.39% in 2013 compared to 3.61% in 2012.
During the year-ended December 31, 2013, the net interest margin was challenged by the continuing low interest rate environment and decreasing rates earned on interest-earning assets. Despite a disciplined approach to pricing, runoff of existing assets earning higher interest rates continued to provide for lower yields on earning assets. Growth in earning assets helped offset the impact of runoff as average interest-earning assets increased $210.5 million, or 4%, compared to the comparable period in 2012.
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
Comparing the year-ended December 31, 2013 with the same period in 2012, changes in interest rates negatively impacted net interest income by $10.3 million. The lower yield on interest-earning assets adversely impacted net interest income by $20.4 million, while the decline in the cost of interest-bearing liabilities positively impacted net interest income by $10.1 million. We were able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, disciplined pricing strategies, loan growth and increasing our investment volumes within established interest rate risk management guidelines.

While decreases in interest rates and yields compressed the net interest margin, increases in average earning assets and low cost average interest-bearing liabilities neutralized the effect on net interest income. Changes in volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $5.7 million in the year-ended December 31, 2013 compared to the same period in 2012. Higher levels of interest-earning assets resulted in an increase of $7.4 million in interest income, while volume changes primarily attributed to the mix of deposits reduced interest expense by $1.7 million.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Information appearing in Item 7 of this report under the caption “Market Risk” is incorporated herein by reference in response to this item.

ITEM 8.    Financial Statements and Supplementary Data

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2014	2013
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$72,276	$74,427
Interest-bearing bank deposits	2,262	3,012
Securities available for sale, at fair value	1,309,819	1,318,365
Other investments	44,545	35,444
Loans held for sale	2,502	—
Loans:
Portfolio loans	4,457,308	4,283,833
Allowance for credit losses	(52,051)	(54,225)
Net loans	4,405,257	4,229,608
Premises and equipment, net	64,989	67,940
Other real estate owned	7,197	11,728
Goodwill	161,429	159,956
Amortizing intangibles, net	1,665	1,311
Bank owned life insurance	177,567	174,372
Other assets	110,777	138,698
Total assets	$6,360,285	$6,214,861
Liabilities
Deposits (all domestic):
Noninterest-bearing	$989,027	$912,361
Interest-bearing	3,326,484	3,691,502
Total deposits	4,315,511	4,603,863
Short-term borrowings	1,105,876	626,615
Subordinated debentures	72,167	72,167
Other long-term debt	89,459	144,385
Total long-term debt	161,626	216,552
Other liabilities	61,127	56,134
Total liabilities	5,644,140	5,503,164
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued as of December 31, 2014 and 2013; and 91,723,028 shares and 95,245,215 shares outstanding at December 31, 2014 and 2013, respectively	105,563	105,563
Additional paid-in capital	365,615	365,333
Retained earnings	353,027	334,748
Accumulated other comprehensive (loss) income, net	(4,499)	(20,588)
Treasury stock (13,840,427 and 10,318,240 shares at December 31, 2014 and 2013, respectively)	(103,561)	(73,359)
Total shareholders’ equity	716,145	711,697
Total liabilities and shareholders’ equity	$6,360,285	$6,214,861
The accompanying notes are an integral part of these Consolidated Financial Statements

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$171,196	$176,129	$187,258
Interest and dividends on investments:
Taxable interest	28,767	29,916	31,695
Interest exempt from federal income taxes	311	4	12
Dividends	1,895	302	104
Interest on bank deposits	12	7	6
Total interest income	202,181	206,358	219,075
Interest Expense
Interest on deposits	12,453	15,596	21,454
Interest on short-term borrowings	2,449	1,262	1,070
Interest on subordinated debentures	2,292	3,128	5,684
Interest on other long-term debt	1,307	1,721	1,938
Total interest expense	18,501	21,707	30,146
Net Interest Income	183,680	184,651	188,929
Provision for credit losses	11,196	19,227	20,544
Net Interest Income after Provision for Credit Losses	172,484	165,424	168,385
Noninterest Income
Net securities gains (losses)	550	(1,158)	192
Trust income	6,000	6,166	6,206
Service charges on deposit accounts	15,661	15,652	14,743
Insurance and retail brokerage commissions	6,483	6,005	6,272
Income from bank owned life insurance	5,502	5,539	5,850
Gain on sale of assets	4,996	2,153	4,607
Card related interchange income	14,222	13,746	13,199
Other income	7,445	12,060	14,365
Total noninterest income	60,859	60,163	65,434
Noninterest Expense
Salaries and employee benefits	87,223	86,012	86,069
Net occupancy expense	13,119	13,607	13,255
Furniture and equipment expense	17,812	15,118	12,460
Data processing expense	6,124	6,009	7,054
Advertising and promotion expense	2,953	3,129	4,157
Contributions	1,431	784	1,195
Pennsylvania shares tax expense	3,776	5,638	5,706
Intangible amortization	631	1,064	1,467
Collection and repossession expense	2,754	3,836	5,756
Other professional fees and services	3,986	3,731	4,329
FDIC insurance	4,054	4,366	5,032
Loss on sale or write-down of assets	1,595	1,054	7,394
Litigation and operational losses	6,786	1,115	4,367
Loss on early redemption of subordinated debt	—	1,629	—
Conversion related expenses	1,788	2,588	—
Other operating expenses	17,178	19,144	18,966
Total noninterest expense	171,210	168,824	177,207
Income before income taxes	62,133	56,763	56,612
Income tax provision	17,680	15,281	14,658
Net Income	$44,453	$41,482	$41,954
Average Shares Outstanding	93,114,654	97,028,157	103,885,396
Average Shares Outstanding Assuming Dilution	93,114,654	97,029,832	103,885,663
Per Share Data:
Basic Earnings Per Share	$0.48	$0.43	$0.40
Diluted Earnings Per Share	$0.48	$0.43	$0.40
Cash Dividends Declared per Common Share	$0.28	$0.23	$0.18
The accompanying notes are an integral part of these Consolidated Financial Statements

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Net Income	$44,453	$41,482	$41,954
Other comprehensive income (loss), before tax expense (benefit):
Unrealized holding gains (losses) on securities arising during the period	25,153	(34,975)	(661)
Less: reclassification adjustment for (gains) losses on securities included in net income	(550)	1,158	(192)
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	472	—	—
Reclassification adjustment for gains on derivatives included in net income	(10)	—	—
Unrealized (losses) gains for postretirement obligations:
Transition obligation	—	—	2
Net (loss) gain	(313)	219	(300)
Total other comprehensive income (loss), before tax expense (benefit)	24,752	(33,598)	(1,151)
Income tax expense (benefit) related to items of other comprehensive income (loss)	8,663	(11,751)	(409)
Comprehensive Income	$60,542	$19,635	$41,212
The accompanying notes are an integral part of these Consolidated Financial Statements

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2013	95,245,215	$105,563	$365,333	$334,748	$(20,588)	$(73,359)	$711,697
Net income				44,453			44,453
Total other comprehensive income					16,089		16,089
Cash dividends declared ($0.28 per share)				(26,174)			(26,174)
Discount on dividend reinvestment plan purchases			(65)				(65)
Treasury stock acquired	(3,636,634)					(30,956)	(30,956)
Treasury stock reissued	21,960		35	—		157	192
Restricted stock	92,487	—	312	—		597	909
Balance at December 31, 2014	91,723,028	$105,563	$365,615	$353,027	$(4,499)	$(103,561)	$716,145

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2012	99,629,494	$105,563	$365,354	$315,608	$1,259	$(41,777)	$746,007
Net income				41,482			41,482
Total other comprehensive loss					(21,847)		(21,847)
Cash dividends declared ($0.23 per share)				(22,344)			(22,344)
Discount on dividend reinvestment plan purchases			(112)				(112)
Treasury stock acquired	(4,462,638)					(32,217)	(32,217)
Treasury stock reissued	25,359		—	—		176	176
Restricted stock	53,000	—	91	2		459	552
Balance at December 31, 2013	95,245,215	$105,563	$365,333	$334,748	$(20,588)	$(73,359)	$711,697

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2011	104,916,994	$105,563	$365,868	$294,056	$2,001	$(7,345)	$(1,600)	$758,543
Net income				41,954				41,954
Total other comprehensive loss					(742)			(742)
Cash dividends declared ($0.18 per share)				(18,759)				(18,759)
Net decrease in unearned ESOP shares							1,600	1,600
ESOP market value adjustment ($729, net of $255 tax benefit)			(474)					(474)
Discount on dividend reinvestment plan purchases			(92)					(92)
Tax benefit of stock options exercised			1					1
Treasury stock acquired	(5,662,700)					(37,464)		(37,464)
Treasury stock reissued	155,200		—	(379)		1,407		1,028
Restricted stock	220,000	—	51	(1,264)		1,625		412
Balance at December 31, 2012	99,629,494	$105,563	$365,354	$315,608	$1,259	$(41,777)	$—	$746,007
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Operating Activities
Net income	$44,453	$41,482	$41,954
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,196	19,227	20,544
Deferred tax expense	4,862	12,704	2,551
Depreciation and amortization	13,721	11,090	7,912
Net losses on securities and other assets	2,832	431	1,838
Net amortization of premiums and discounts on securities	2,233	543	1,381
Net amortization of premiums and discounts on long-term debt	(37)	(117)	(113)
Income from increase in cash surrender value of bank owned life insurance	(5,275)	(5,539)	(5,850)
Mortgage loans originated for sale	(17,697)	—	—
Proceeds from sale of mortgage loans	15,598	—	—
Decrease in interest receivable	542	921	2,689
Decrease in interest payable	(404)	(1,172)	(1,280)
Decrease in prepaid FDIC insurance	—	9,205	4,693
Decrease (increase) in income taxes payable	1,860	(615)	6,484
Other—net	8,253	(2,426)	(4,079)
Net cash provided by operating activities	82,137	85,734	78,724
Investing Activities
Transactions with securities available for sale:
Proceeds from sales	132,868	671	—
Proceeds from maturities and redemptions	242,895	356,667	574,846
Purchases	(339,649)	(539,894)	(605,435)
Purchases of FHLB stock	(40,920)	(18,120)	—
Proceeds from the redemption of FHLB stock	31,819	10,904	11,568
Proceeds from bank owned life insurance	2,080	2,092	2,501
Proceeds from the sale of loans	3,112	20,760	15,981
Proceeds from sales of other assets	12,882	12,713	17,660
Acquisition, net of cash acquired	(3,042)	—	—
Net increase in loans	(195,120)	(143,438)	(178,321)
Purchases of premises and equipment	(10,980)	(9,635)	(10,182)
Net cash used in investing activities	(164,055)	(307,280)	(171,382)
Financing Activities
Net decrease in federal funds purchased	(7,000)	(18,000)	(41,300)
Net increase in other short-term borrowings	486,261	288,387	84,750
Net (decrease) increase in deposits	(288,352)	46,006	53,256
Repayments of other long-term debt	(59,889)	(29,969)	(25,480)
Proceeds from issuance of long-term debt	5,000	—	100,000
Repayments of subordinated debentures	—	(34,702)	—
Discount on dividend reinvestment plan purchases	(65)	(112)	(92)
Dividends paid	(26,174)	(22,344)	(18,759)
Proceeds from reissuance of treasury stock	192	176	1,028
Purchase of treasury stock	(30,956)	(33,439)	(36,242)
Stock option tax benefit	—	—	1
Net cash provided by financing activities	79,017	196,003	117,162
Net (decrease) increase in cash and cash equivalents	(2,901)	(25,543)	24,504
Cash and cash equivalents at January 1	77,439	102,982	78,478
Cash and cash equivalents at December 31	$74,538	$77,439	$102,982
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
Through its subsidiaries, which include one commercial bank, an insurance agency and a financial advisor, First Commonwealth provides a full range of loan, deposit, trust, insurance and personal financial planning services primarily to individuals and small to middle market businesses in fifteen counties in central and western Pennsylvania. First Commonwealth has determined that it has one business segment.
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
First Commonwealth’s variable interest entities (“VIEs”) are evaluated under the guidance included in ASU 2009-17. These VIEs include qualified affordable housing projects that First Commonwealth has invested in as part of its community reinvestment initiatives and vehicles that issue trust preferred securities. We periodically assess whether or not our variable interests in these VIEs, based on qualitative analysis, provide us with a controlling interest in the VIE. The analysis includes an assessment of the characteristics of the VIE. We do not have a controlling financial interest in the VIE, which would require consolidation of the VIE, as we do not have the following characteristics: (1) the power to direct the activities that most significantly impact the VIE’s economic performance; and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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
First Commonwealth has securities classified as available for sale and does not engage in trading activities. First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on the equity securities.
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
The major loan classifications used in the allowance for credit losses calculation include pass, other assets especially mentioned (“OAEM”), substandard and doubtful. Additional information related to these credit quality categories is provided in Note 10, "Loans and Allowance for Credit Losses."
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

The allowance calculation uses historical charge-off trends to estimate probable unconfirmed losses for each loan category. A multiplier known as the emergence factor is applied to the historical loss rates for non-criticized loans. The emergence factor is calculated by loan category and represents the average time period from when a loan was given a non-pass rating until the bank experiences a charge-off against the loan.. Before applying the adjusted historical loss experience percentages, loan balances are reduced by the portion of the loan balances which are subject to guarantee by a government agency.
An additional component of the allowance is determined by management based on a qualitative analysis of certain factors related to portfolio risks and economic conditions. Factors considered by management include employment trends, macroeconomic trends, commercial real estate trends and the overall lending environment. Portfolio risks include unusual changes or recent trends in specific portfolios such as unexpected changes in the trends or levels of delinquency. No matter how detailed an analysis of potential credit losses is performed, these estimates are inherently not precise. Management must make estimates using assumptions and information that is often subjective and changes rapidly.
Allowance for Off-Balance Sheet Credit Exposures
First Commonwealth maintains an allowance for off-balance sheet credit exposure at a level deemed sufficient to absorb losses that are inherent to off-balance sheet credit risk. Management determines the adequacy of the allowance on a quarterly basis, charging the provision against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the appropriateness of the allowance for off-balance sheet credit exposure consists of analysis of historical usage trends as well as loss history and probability of default rates related to the off-balance sheet category. The calculation begins with historical usage trends related to lines of credit as well as letters of credit and then utilizes those figures to determine the probable usage of available lines. These values are then adjusted by a determined probability of default as well as a loss given default. This amount is adjusted quarterly and reported as part of other operating expenses on the Consolidated Statements of Income.
Bank Owned Life Insurance
First Commonwealth and the banks that First Commonwealth has acquired have purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded as non-interest income in the Consolidated Statements of Income. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $3.9 million and $3.6 million as of December 31, 2014 and 2013, respectively, and is reflected in "Other Liabilities" on the Consolidated Statements of Financial Condition.
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

Software costs are amortized on a straight-line basis over a period not to exceed seven years.
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
Other Intangible Assets
Other intangible assets consist of core deposits and customer lists obtained through acquisitions. Core deposit intangibles are amortized over their estimated lives using the present value of the benefit of the core deposits and straight-line methods of amortization. Customer list intangibles are amortized over the expected lives using expected cash flows based on retention of the customer base. These intangibles are evaluated for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable.
Accounting for the Impairment of Long-Lived Assets
First Commonwealth reviews long-lived assets, such as premises and equipment and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These changes in circumstances may include a significant decrease in the market value of an asset or the extent or manner in which an asset is used. If there is an indication that the carrying amount of an asset may not be recoverable, future undiscounted cash flows expected to result from the use of the asset are estimated. If the sum of the expected cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the carrying value and fair value of the asset. Long-lived assets classified as held for sale are measured at the lower of their carrying amount or fair value less cost to sell. Depreciation or amortization is discontinued on long-lived assets classified as held for sale.
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
Comprehensive Income Disclosures
“Other Comprehensive Income” (comprehensive income, excluding net income) includes the after-tax effect of changes in unrealized holding gains and losses on available-for-sale securities, changes in the funded status of defined benefit postretirement plans and changes in the fair value of the effective portion of cash flow hedges. Comprehensive income is reported in the accompanying Consolidated Statements of Comprehensive Income, net of tax.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.
Employee Stock Ownership Plan
Accounting treatment for First Commonwealth’s Employee Stock Ownership Plan (“ESOP”) described in Note 22 “Unearned ESOP Shares” follows FASB ASC Topic 718, “Compensation—Stock Compensation” for ESOP shares acquired after December 31, 1992 (“new shares”). First Commonwealth’s ESOP borrowed funds were guaranteed by First Commonwealth. The ESOP shares purchased subject to the debt guaranteed by First Commonwealth were recorded as a reduction of common shareholders’ equity by recording unearned ESOP shares. Shares were committed to be released to the ESOP Trust for allocation to plan participants through loan payments. As the shares were committed to be released, the unearned ESOP shares account was credited for the average cost of the shares collateralizing the ESOP borrowed funds. Compensation cost was recognized for these shares in accordance with the provisions of FASB ASC Topic 718 and was based upon the fair market value of the shares that were committed to be released. Additional paid-in capital was charged or credited for the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP. The borrowed funds related to the unearned ESOP shares were paid off in November 2012.
Dividends on unallocated ESOP shares were used for debt service and are reported as a reduction of debt and accrued interest payable. Dividends on allocated ESOP shares were charged to retained earnings and allocated or paid to the plan participants. The average number of common shares outstanding used in calculating earnings per share excludes all unallocated ESOP shares.
Derivatives and Hedging Activities
First Commonwealth accounts for derivative instruments and hedging activities in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” All derivatives are evaluated at inception as to whether or not they are hedging or non-hedging activities, and appropriate documentation is maintained to support the final determination. First Commonwealth recognizes all derivatives as either assets or liabilities on the Consolidated Statements of Financial Condition and measures those instruments at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. For derivatives designated as cash flow hedges, changes in fair value of the effective portion of the cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in the Consolidated Statement of Income.
When First Commonwealth purchases a portion of a commercial loan that has an existing interest rate swap, it enters a Risk Participation Agreement with the counterparty and assumes the credit risk of the loan customer related to the swap. Any fee paid to First Commonwealth as a result of the risk participation agreement is offset by credit risk of the counterparties and is recognized in the income statement. Credit risk on the risk participation agreements is determined after considering the risk rating, probability of default and loss given default of the counterparties.
Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2014, First Commonwealth has interest derivative positions that are not designated as hedging instruments. See Note 7, “Derivatives,” for a description of these instruments.
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
Fair Value Measurements
In accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” First Commonwealth groups financial assets and financial liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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
In January 2014, the FASB issued ASU 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40)." This amendment clarifies that an in-substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of property upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction are required. This amendment is effective for annual periods beginning after December 15, 2014 and for interim periods within annual periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)." This amendment changes the reporting requirements for discontinued operations. A disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift resulting in a major effect on the entity's operations and financial results when any of the following occurs: (1) the component or group of components of an entity meets the criteria to be classified as held for sale, (2) the component or group of components of an entity is disposed of by sale, or (3) the component or group of components of an entity is disposed of other than by sale. If one of these criteria are met, the entity will present the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections of the statement of financial position for each comparative period along with additional footnote disclosure. This amendment is effective for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.
In May 2014, the FASB issued Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is not permitted. First Commonwealth is evaluating the impact of the adoption of this ASU on financial condition and results of operation..
In June 2014, the FASB issued ASU 2014-11, "Transfers and Servicing (Topic 860)," which requires two accounting changes. One changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and the other requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty in regards to repurchase financing arrangements, which will result in secured borrowing accounting for the repurchase agreement. The ASU requires disclosure for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to economic return. The amendment also requires disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. This amendment will be effective for public entities for the first interim or annual period beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.
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
In August 2014, the FASB issued ASU No. 2014-14, "Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure." These amendments address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g., HUD, FHA, VA). The ASU outlines certain criteria that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU will be effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. Early adoption is permitted, provided the entity has adopted ASU 2014-04. The ASU should be adopted either prospectively or on a modified retrospective basis. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.
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

Note 3—Supplemental Comprehensive Income Disclosures
The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Comprehensive Income as of December 31. Reclassification adjustments related to securities available for sale are included in the "Net securities gains" line in the Consolidated Statements of Income and reclassification adjustments related to losses on derivatives are included in the "Other operating expenses" line in the Condensed Consolidated Statements of Income.

	2014			2013			2012
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$25,153	$(8,803)	$16,350	$(34,975)	$12,233	$(22,742)	$(661)	$238	$(423)
Reclassification adjustment for (gains) losses on securities included in net income	(550)	193	(357)	1,158	(405)	753	(192)	67	(125)
Total unrealized gains (losses) on securities	24,603	(8,610)	15,993	(33,817)	11,828	(21,989)	(853)	305	(548)
Unrealized gains (losses) on derivatives:
Unrealized holding gains on derivatives arising during the period	472	(165)	307	—	—	—	—	—	—
Reclassification adjustment for gains on derivatives included in net income	(10)	3	(7)	—	—	—	—	—	—
Total unrealized gains on derivatives	462	(162)	300	—	—	—	—	—	—
Unrealized (losses) gains for postretirement obligations:
Transition obligation	—	—	—	—	—	—	2	(1)	1
Net (loss) gain	(313)	109	(204)	219	(77)	142	(300)	105	(195)
Total unrealized (losses) gains for postretirement obligations	(313)	109	(204)	219	(77)	142	(298)	104	(194)
Total other comprehensive income (loss)	$24,752	$(8,663)	$16,089	$(33,598)	$11,751	$(21,847)	$(1,151)	$409	$(742)

The following table details the change in components of OCI for the year-ended December 31:

	2014
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(20,868)	$—	$280	$(20,588)
Other comprehensive income before reclassification adjustment	16,350	307		16,657
Amounts reclassified from accumulated other comprehensive income (loss)	(357)	(7)		(364)
Transition obligation			—	—
Net gain			(204)	(204)
Net other comprehensive income during the period	15,993	300	(204)	16,089
Balance at December 31	$(4,875)	$300	$76	$(4,499)

	2013
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$1,121	$—	$138	$1,259
Other comprehensive income before reclassification adjustment	(22,742)	—		(22,742)
Amounts reclassified from accumulated other comprehensive income (loss)	753	—		753
Transition obligation			—	—
Net gain			142	142
Net other comprehensive income during the period	(21,989)	—	142	(21,847)
Balance at December 31	$(20,868)	$—	$280	$(20,588)

	2012
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$1,669	$—	$332	$2,001
Other comprehensive income before reclassification adjustment	(423)	—		(423)
Amounts reclassified from accumulated other comprehensive income (loss)	(125)	—		(125)
Transition obligation			1	1
Net gain			(195)	(195)
Net other comprehensive income during the period	(548)	—	(194)	(742)
Balance at December 31	$1,121	$—	$138	$1,259

Note 4—Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the year for interest and income taxes as well as detail on non-cash investing and financing activities for the years ended December 31:

	2014	2013	2012
	(dollars in thousands)
Cash paid during the period for:
Interest	$18,943	$23,022	$31,597
Income taxes	10,700	3,080	11,641
Non-cash investing and financing activities:
ESOP loan reductions	$—	$—	$1,600
Loans transferred to other real estate owned and repossessed assets	5,061	12,326	4,979
Other real estate owned sold and settled out of period	—	348	—
Fair value of loans transferred from held to maturity to available for sale	3,035	20,135	—
Gross increase (decrease) in market value adjustment to securities available for sale	24,601	(33,792)	(874)
Unsettled treasury stock repurchases	—	—	1,222
Contribution of premises	682	—	—

Note 5—Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ending December 31:

	2014	2013	2012
Weighted average common shares issued	105,563,455	105,563,455	105,563,455
Average treasury shares	(12,294,217)	(8,363,083)	(1,456,953)
Averaged unearned ESOP shares	—	—	(38,393)
Average unearned nonvested shares	(154,584)	(172,215)	(182,713)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	93,114,654	97,028,157	103,885,396
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	—	1,675	171
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	96
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	93,114,654	97,029,832	103,885,663
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the years ended December 31, because to do so would have been anti-dilutive.

	12/31/2014			12/31/2013			12/31/2012
		Price Range			Price Range			Price Range
	Shares	From	To	Shares	From	To	Shares	From	To
Stock Options	15,000	$14.55	$14.55	27,000	$14.41	$14.55	268,630	$6.90	$14.55
Restricted Stock	106,977	5.26	9.26	81,770	4.41	7.57	163,509	5.26	6.82

Note 6—Cash and Due from Banks
Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts, such as checking accounts and NOW accounts. Reserves are maintained in the form of vault cash or balances held with the Federal Reserve Bank. First Commonwealth Bank maintained average balances of $4.9 million during 2014 and $2.9 million during 2013 with the Federal Reserve Bank.

Note 7—Derivatives
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
The periodic net settlement of interest rate swaps is recorded as an adjustment to "Interest and fees on loans" in the Condensed Consolidated Statement of Income. For the year ended December 31, 2014, interest income was increased by $0.3 million as a result of these interest rate swaps. Changes in the fair value of the effective portion of cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in Interest and fees on loans, the same line item in the Condensed Consolidated Statement of Income as the income on the hedged items. The cash flow hedges were highly effective at December 31, 2014, and changes in the fair value attributed to hedge ineffectiveness were not material. There were no cash flow hedges at December 31, 2013.

The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks at December 31:

	2014	2013
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(268)	$77
Notional Amount:
Interest rate derivatives	273,388	274,718
Interest rate caps	6,656	7,500
Risk participation agreements	113,624	82,197
Sold credit protection on risk participation agreements	(17,296)	(19,161)
Derivatives Designated as Hedging Instruments
Fair value adjustment	472	—
Notional Amount - Interest rate derivatives	100,000	—
The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Consolidated Statements of Income for the years ended December 31:

	2014	2013	2012
	(dollars in thousands)
Non-hedging interest rate derivatives:
(Decrease) increase in other income	$(345)	$1,428	$755
Hedging interest rate derivatives:
Increase in interest income	330	—	—
Increase in other income	10	—	—
The fair value of our derivatives is included in a table in Note 19, “Fair Values of Assets and Liabilities,” in the line items “Other assets” and “Other liabilities.”

Note 8—Investment Securities
Below is an analysis of the amortized cost and fair values of securities available for sale at December 31:

	2014				2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$23,344	$2,595	$(3)	$25,936	$22,639	$2,624	$(59)	$25,204
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	947,635	13,076	(9,830)	950,881	1,009,519	12,531	(27,163)	994,887
Mortgage-Backed Securities – Commercial	72	2	—	74	104	1	—	105
Other Government-Sponsored Enterprises	269,181	4	(1,308)	267,877	267,971	81	(1,927)	266,125
Obligations of States and Political Subdivisions	27,058	362	(43)	27,377	80	—	—	80
Corporate Securities	6,682	573	—	7,255	6,693	328	—	7,021
Pooled Trust Preferred Collateralized Debt Obligations	41,926	309	(13,236)	28,999	42,040	—	(18,517)	23,523
Total Debt Securities	1,315,898	16,921	(24,420)	1,308,399	1,349,046	15,565	(47,666)	1,316,945
Equities	1,420	—	—	1,420	1,420	—	—	1,420
Total Securities Available for Sale	$1,317,318	$16,921	$(24,420)	$1,309,819	$1,350,466	$15,565	$(47,666)	$1,318,365

Mortgage backed securities include mortgage backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises. These obligations have contractual maturities ranging from less than one year to approximately 30 years with lower anticipated lives to maturity due to prepayments. All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds; therefore, First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to monitor the potential impact on earnings and interest rate risk positions.
Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. Other fixed income securities within the portfolio also contain prepayment risk.
During 2014, a gain of $0.5 million was recognized as the result of a recovery on a trust preferred security for which a $1.3 million loss was recognized in 2013 due to the early redemption of a pooled trust preferred security with a book value of $6.6 million. Senior note holders elected to liquidate all assets of the trust, resulting in losses for the mezzanine notes owned by First Commonwealth. The gain recognized in 2014 was a result of additional proceeds distributed as part of the final liquidation of the trust.
In 2012, $5.1 million in single issue trust preferred securities and $0.2 million in pooled trust preferred securities were called by their issuers, providing security gains of $0.2 million.

The amortized cost and fair value of debt securities at December 31, 2014, by contractual maturity, are shown below:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$3,000	$2,998
Due after 1 but within 5 years	266,181	264,879
Due after 5 but within 10 years	21,849	22,104
Due after 10 years	53,817	41,527
	344,847	331,508
Mortgage-Backed Securities (a)	971,051	976,891
Total Debt Securities	$1,315,898	$1,308,399

(a)
Mortgage Backed Securities include an amortized cost of $23.3 million and a fair value of $25.9 million for Obligations of U.S. Government agencies issued by Ginnie Mae and Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac, which had an amortized cost of $947.7 million and a fair value of $951.0 million.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the years ended December 31:

	2014	2013	2012
	(dollars in thousands)
Proceeds from sales	$132,868	$671	$—
Gross (losses) gains realized:
Sales Transactions:
Gross gains	$291	$233	$—
Gross losses	(243)	—	—
	48	233	—
Maturities and impairment
Gross gains	502	4	192
Gross losses	—	(1,395)	—
Other-than-temporary impairment	—	—	—
	502	(1,391)	192
Net gains and impairment	$550	$(1,158)	$192
Securities available for sale with an approximate fair value of $563.2 million and $594.9 million were pledged as of December 31, 2014 and 2013, respectively, to secure public deposits and for other purposes required or permitted by law.

Note 9—Impairment of Investment Securities
Securities Available for Sale
As required by FASB ASC Topic 320, “Investments—Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in other comprehensive income (“OCI”). During the years ended December 31, 2014, 2013 and 2012, no other-than-temporary impairment charges were recognized.
First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.
We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether we are more likely than not to sell the security. We evaluate whether we are more likely than not to sell debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy, tax position and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, weakness in the U.S. economy, changes in real estate values and additional interest deferrals in our pooled trust preferred collateralized debt obligations. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of FASB ASC Topic 325, “Investments—Other,” and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. If these estimated cash flows determine it is probable that an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized in accordance with FASB ASC Topic 320. There is a risk that First Commonwealth will record other-than-temporary impairment charges in the future. See Note 19, “Fair Values of Assets and Liabilities,” for additional information.
The following table presents the gross unrealized losses and estimated fair values at December 31, 2014 by investment category and time frame for which the securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,318	$(3)	$—	$—	$2,318	$(3)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	111,646	(419)	368,706	(9,411)	480,352	(9,830)
Other Government-Sponsored Enterprises	112,473	(229)	130,401	(1,079)	242,874	(1,308)
Obligations of States and Political Subdivisions	3,146	(43)	—	—	3,146	(43)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	24,356	(13,236)	24,356	(13,236)
Total Securities Available for Sale	$229,583	$(694)	$523,463	$(23,726)	$753,046	$(24,420)

At December 31, 2014, pooled trust preferred collateralized debt obligations accounted for 54% of unrealized losses due to changes in interest rates and the illiquid market for this type of investment. Fixed income securities issued by U.S. Government-sponsored enterprises comprised 46% of total unrealized losses due to changes in market interest rates. There were no equity securities in an unrealized loss position at December 31, 2014.

The following table presents the gross unrealized losses and estimated fair value at December 31, 2013 for available-for-sale and securities by investment category and time frame for which the securities had been in a continuous unrealized loss position:

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
As of December 31, 2014, our corporate securities had an amortized cost and estimated fair value of $6.7 million and $7.3 million, respectively, and were comprised of single issue trust preferred securities issued primarily by money center and large regional banks. At December 31, 2013, these securities had an amortized cost of $6.7 million and estimated fair value of $7.0 million. There were no corporate securities in an unrealized loss position as of December 31, 2014 and 2013. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trend and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.

As of December 31, 2014, the book value of our pooled trust preferred collateralized debt obligations totaled $41.9 million with an estimated fair value of $29.0 million, which includes securities comprised of 279 banks and other financial institutions. All of our pooled securities are mezzanine tranches, four of which have no senior class remaining in the issue. The credit ratings on all of the issues are below investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of December 31, 2014, after taking into account management’s best estimates of future interest deferrals and defaults, five of our securities had no excess subordination in the tranches we own and five of our securities had excess subordination which ranged from 7% to 55% of the current performing collateral.
The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2014:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL IV	Mezzanine	$1,830	$1,326	$(504)	B1/BB	6	18.05%	54.84%
Pre TSL V	Mezzanine	60	130	70	C/-	3	100.00	0.00
Pre TSL VII	Mezzanine	2,779	2,987	208	Ca/-	14	49.68	0.00
Pre TSL VIII	Mezzanine	1,970	1,305	(665)	C/C	29	59.12	0.00
Pre TSL IX	Mezzanine	2,340	1,442	(898)	B3/C	39	28.91	6.73
Pre TSL X	Mezzanine	1,495	1,526	31	Caa1/C	44	31.03	0.00
Pre TSL XII	Mezzanine	5,523	3,361	(2,162)	B3/C	66	26.96	0.00
Pre TSL XIII	Mezzanine	12,464	8,455	(4,009)	Caa1/C	57	19.26	30.97
Pre TSL XIV	Mezzanine	13,035	8,081	(4,954)	Caa1/C	56	24.54	36.53
MMCap I	Mezzanine	430	386	(44)	Ca/C	11	59.52	20.89
Total		$41,926	$28,999	$(12,927)
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
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. For the year ended December 31, 2014, there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.
As of December 31, 2014, 2013 and 2012, none of the pooled trust preferred collateralized debt obligations were considered to be nonperforming securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at December 31, 2014. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.
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

•
Credit Analysis—A quarterly credit evaluation is performed for each of the 279 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default—A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and therefore a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of December 31, 2014, default probabilities for performing collateral ranged from 0.33% to 75%.

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
Our cash flow analysis as of December 31, 2014, indicates that no credit related other-than-temporary impairment has occurred on our pooled trust preferred securities during the year ended December 31, 2014. Based upon the analysis performed by management, it is probable that five of our pooled trust preferred securities are expected to experience contractual principal and interest shortfalls and therefore appropriate other-than-temporary impairment charges were recorded in prior periods. These securities are identified in the table on page 67 with 0% “Excess Subordination as a % of Current Performing Collateral.” For the remaining securities in the table, our analysis as of December 31, 2014 indicates that it is probable that we will collect all contractual principal and interest payments. For four of those securities, PreTSL IX, PreTSL XIII, PreTSL XIV and MMCap I, other-than-temporary impairment charges were recorded in prior periods; however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL IV. Our cash flow analysis as of December 31, 2014, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in the present value of estimated future principal and interest payments exceeding the securities' current book value. The excess for each bond of the present value of future cash flows over our current book value ranges from 22% to 141% and will be recognized as an adjustment to yield over the remaining life of these securities. The excess subordination recognized as an adjustment to yield is reflected in the following table as increases in cash flows expected to be collected.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the years ended December 31:

	2014	2013	2012
	(dollars in thousands)
Balance, beginning (a)	$27,543	$43,274	$44,736
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(1,297)	(2,375)	(1,462)
Reduction for debt securities called during the period	—	(13,356)	—
Balance, ending	$26,246	$27,543	$43,274

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized either as principal payments or interest income during the period.
For the years ended December 31, 2014, 2013 and 2012, there was no impairment recognized on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment. As part of this evaluation we review the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. There were no equity securities in an unrealized loss position as of December 31, 2014 and 2013.
In the table above, the $13.4 million reduction in cumulative credit losses in 2013 related to debt securities being called is a result of the early redemption of MMComm IX. The Senior note holders of this bond elected to liquidate all assets of the trust, resulting in losses for the mezzanine notes owned by First Commonwealth. Our book value before redemption was $6.6 million and at the time of redemption a loss of $1.3 million was recognized.
Other Investments
As a member of the FHLB, First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of December 31, 2014 and 2013, our FHLB stock totaled $44.5 million and $35.4 million, respectively and is included in “Other investments” on the Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2014.
Note 10—Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types as of December 31:

	2014	2013
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,052,109	$1,021,056
Real estate construction	120,785	93,289
Residential real estate	1,226,344	1,262,718
Commercial real estate	1,405,256	1,296,472
Loans to individuals	652,814	610,298
Total loans and leases net of unearned income	$4,457,308	$4,283,833

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
The following tables represent our credit risk profile by creditworthiness category for the years ended December 31:

	2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$983,357	$112,536	$1,214,920	$1,353,773	$652,596	$4,317,182
Non-Pass
OAEM	32,563	8,013	2,315	29,479	—	72,370
Substandard	32,028	236	9,109	22,004	218	63,595
Doubtful	4,161	—	—	—	—	4,161
Total Non-Pass	68,752	8,249	11,424	51,483	218	140,126
Total	$1,052,109	$120,785	$1,226,344	$1,405,256	$652,814	$4,457,308

	2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$943,107	$79,679	$1,245,422	$1,243,170	$610,094	$4,121,472
Non-Pass
OAEM	35,429	9,710	5,161	28,823	1	79,124
Substandard	42,520	3,900	12,135	24,479	203	83,237
Doubtful	—	—	—	—	—	—
Total Non-Pass	77,949	13,610	17,296	53,302	204	162,361
Total	$1,021,056	$93,289	$1,262,718	$1,296,472	$610,298	$4,283,833

Portfolio Risks
The credit quality of our loan portfolio can potentially represent significant risk to our earnings, capital, regulatory agency relationships, investment community and shareholder returns. First Commonwealth devotes a substantial amount of resources managing this risk primarily through our credit administration department that develops and administers policies and procedures for underwriting, maintaining, monitoring and collecting activities. Credit administration is independent of lending departments and oversight is provided by the credit committee of the First Commonwealth Board of Directors.
Total gross charge-offs for the years ended December 31, 2014 and 2013 were $17.5 million and $35.2 million, respectively.
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of December 31, 2014. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of December 31. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	2014
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,816	$213	$264	$27,007	$30,300	$1,021,809	$1,052,109
Real estate construction	—	1	—	236	237	120,548	120,785
Residential real estate	5,162	1,295	1,077	7,900	15,434	1,210,910	1,226,344
Commercial real estate	1,797	122	—	7,306	9,225	1,396,031	1,405,256
Loans to individuals	3,698	1,059	1,278	218	6,253	646,561	652,814
Total	$13,473	$2,690	$2,619	$42,667	$61,449	$4,395,859	$4,457,308

	2013
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$594	$319	$185	$23,631	$24,729	$996,327	$1,021,056
Real estate construction	—	—	—	2,567	2,567	90,722	93,289
Residential real estate	4,002	524	1,041	10,520	16,087	1,246,631	1,262,718
Commercial real estate	1,199	23	13	8,966	10,201	1,286,271	1,296,472
Loans to individuals	2,895	990	1,266	204	5,355	604,943	610,298
Total	$8,690	$1,856	$2,505	$45,888	$58,939	$4,224,894	$4,283,833
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

Nonperforming loans decreased $4.1 million to $55.3 million at December 31, 2014 compared to $59.4 million at December 31, 2013. Contributing to this decrease was the sale of four real estate construction loans totaling $3.0 million and the payoff of six loans totaling $12.5 million. The payoffs included a $4.7 million commercial relationship with a local developer, a $3.1 million commercial real estate loan with a non-profit organization in western Pennsylvania, a $2.9 million commercial real estate loan to a real estate investor in western Pennsylvania, a $0.9 million residential real estate loan in western Pennsylvania, a $0.6 million commercial relationship with a western Pennsylvania glass manufacturer and a $0.3 million commercial real estate loan with a western Pennsylvania real estate investor. Net charge-offs recognized during 2014 totaled $13.4 million, including $5.8 million for a commercial industrial loan relationship with a gas drilling business and $0.6 million for a commercial loan in western Pennsylvania.

A total of $32.2 million of loans were moved into nonaccrual status during the year ended December 31, 2014. Three commercial loan relationships comprised $22.1 million of this total. These relationships include:

•	A $9.9 million relationship of commercial industrial and real estate loans to a local water facility construction company.

•	A $8.0 million relationship of commercial loans with a gas drilling business that operated in western Pennsylvania with headquarters in Louisiana, of which $5.8 million was subsequently charged-off.

•	A $4.2 million in commercial industrial loans to an audio visual equipment distributor.

In addition to this, $3.8 million in consumer loans that were 150 days or more past due were moved to nonaccrual status.
The specific allowance for nonperforming loans increased by $0.6 million at December 31, 2014 compared to December 31, 2013, primarily due to additions to nonaccrual loans. Unfunded commitments related to nonperforming loans were $46 thousand at December 31, 2014 and after consideration of available collateral related to these commitments, an off-balance sheet reserve of $14 thousand was established.
There were no impaired loans held for sale at December 31, 2014 and December 31, 2013; sales of impaired loans during the years ended December 31, 2014 and 2013 resulted in gains of $77 thousand and $0.6 million, respectively.
Significant nonaccrual loans as of December 31, 2014, included the following:

•
A $10.0 million relationship of commercial industrial loans to a local energy company. These loans were originated from 2008 to 2011 and were placed in nonaccrual status during the third quarter of 2013. One of these loans, totaling $2.6 million, was modified, resulting in TDR classification in the second quarter of 2012. A second of these loans, totaling $0.3 million, was modified, resulting in TDR classification in the first quarter of 2013. The final piece of this relationship totaling $6.3 million, was modified in the fourth quarter of 2014, resulting in TDR classification. During the year ended December 31, 2014, chargeoffs of $0.5 million related to this relationship were recorded. A valuation of the collateral was completed during the third quarter of 2013, with updates to significant inputs completed in December 2014.

•
A $9.9 million relationship of commercial industrial and real estate loans to a local water facility construction company. These loans were originated from 2009 to 2013 and were placed in nonaccrual status during the fourth quarter of 2014. A valuation of the collateral was completed during the third quarter of 2013. Updated appraisals have been ordered but were not received prior to year end.

•
A $4.2 million in commercial industrial loans to an audio visual equipment distributor. These loans were originated in 2008 and refinanced by the Company in 2013. In the second quarter of 2014, the loans were placed on nonaccrual status. In the fourth quarter of 2014, this relationship was modified, resulting in a TDR classification. An updated valuation of the collateral was completed during the second quarter of 2014.

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of December 31, 2014 and 2013. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired for the years ended December 31, 2014, 2013 and 2012. Average balances are calculated based on month-end balances of the loans for the period reported and are included in the table below based on its period end allowance position.

	2014
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$9,439	$10,937		$11,536	$133
Real estate construction	236	476		1,190	19
Residential real estate	10,773	12,470		11,592	210
Commercial real estate	8,768	10,178		8,830	98
Loans to individuals	288	337		308	4
Subtotal	29,504	34,398		33,456	464
With an allowance recorded:
Commercial, financial, agricultural and other	24,826	25,583	$9,304	15,797	143
Real estate construction	—	—	—	—	—
Residential real estate	367	380	56	357	14
Commercial real estate	554	554	101	184	4
Loans to individuals	—	—	—	—	—
Subtotal	25,747	26,517	9,461	16,338	161
Total	$55,251	$60,915	$9,461	$49,794	$625

	2013
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest Income Recognized

With no related allowance recorded:
Commercial, financial, agricultural and other	$6,752	$7,649		$14,454	$73
Real estate construction	3,486	6,664		5,923	47
Residential real estate	9,333	9,952		9,280	211
Commercial real estate	13,606	14,719		27,881	250
Loans to individuals	289	307		255	3
Subtotal	33,466	39,291		57,793	584
With an allowance recorded:
Commercial, financial, agricultural and other	21,482	22,082	$7,364	16,479	64
Real estate construction	414	737	94	515	—
Residential real estate	3,533	3,585	1,282	3,200	31
Commercial real estate	488	612	84	188	—
Loans to individuals	—	—	—	—	—
Subtotal	25,917	27,016	8,824	20,382	95
Total	$59,383	$66,307	$8,824	$78,175	$679

	2012
	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$9,217	$173
Real estate construction	11,912	—
Residential real estate	8,114	72
Commercial real estate	28,574	66
Loans to individuals	103	2
Subtotal	57,920	313
With an allowance recorded:
Commercial, financial, agricultural and other	21,979	9
Real estate construction	1,457	—
Residential real estate	1,599	15
Commercial real estate	5,024	32
Loans to individuals	—	—
Subtotal	30,059	56
Total	$87,979	$369
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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans as of December 31:

	2014	2013	2012
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$12,584	$13,495	$13,037
Nonaccrual status	16,952	16,980	50,979
Total	$29,536	$30,475	$64,016
Commitments
Letters of credit	$—	$—	$1,574
Unused lines of credit	4,120	452	—
Total	$4,120	$452	$1,574
At December 31, 2014, troubled debt restructured loans decreased $0.9 million compared to December 31, 2013 and commitments related to troubled debt restructured loans increased $3.7 million for the same period. This decrease in loans is primarily the result of a payoff of four commercial loans totaling $11.3 million, including a $4.7 million relationship related to a local real estate developer, a $3.1 million commercial real estate loan with a non-profit organization and a $2.9 million commercial real estate loan in western Pennsylvania. These payoffs were offset by the addition of two large commercial relationships totaling $10.5 million; a $6.3 million loan related to a local energy company and a $4.2 million relationship with an audio visual distributer. The increase in commitments is due to addition of a $3.0 million unfunded commitment related to a local lumber company for which there is no outstanding balance. This relationship was modified in the fourth quarter of 2014.
During 2014 and 2013, all decreases in balances between the pre-modification and post-modification balance are due to customer payments.

During 2012, a $2.8 million nonaccrual loan to a water treatment plant and a $3.7 million accruing loan to a gas well servicing operation were each restructured with a twelve month principal forbearance. At December 31, 2012, the nonaccrual loan was fully reserved for while the the loan that was on accruing status was secured by company assets. During 2013, the accruing loan was placed in nonaccrual status. These loans are part of a $17.0 million commercial loan relationship with a shallow gas well operator whose business has been impacted by the sharp decline in natural gas prices due in part to the success of Marcellus deep well drilling. In addition to these two loans, other loans in this relationship include loans to a related exploration and production company and loans to the principal, which are secured by real estate and investment securities. Also, in 2012 a $3.3 million commercial real estate loan was restructured with a six month maturity extension. This loan has remained on accruing status and the collateral shortfall is fully reserved. The remainder of changes in loan balances for 2012 between the pre-modification balance and the post-modification balance is due to customer payments.
The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings during the years ending December 31:

	2014
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	9	$5,487	$—	$14,529	$20,016	$13,785	$4,665
Residential real estate	52	—	629	1,797	2,426	2,062	—
Commercial real estate	1	—	—	8	8	6	—
Loans to individuals	15	—	103	47	150	114	—
Total	77	$5,487	$732	$16,381	$22,600	$15,967	$4,665

	2013
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Other	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	14	$3,462	$—	$1,677	$—	$5,139	$3,104	$906
Residential real estate	46	347	418	2,116	—	2,881	2,316	161
Commercial real estate	5	571	1,499	145	—	2,215	2,184	34
Loans to individuals	17	10	101	33	—	144	109	—
Total	82	$4,390	$2,018	$3,971	$—	$10,379	$7,713	$1,101

	2012
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Other	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	12	$1,599	$187	$9,476	$—	$11,262	$11,335	$4,237
Real estate construction	2	1,697	—	—	—	1,697	2,133	200
Residential real estate	25	200	132	697	48	1,077	973	69
Commercial real estate	4	3,280	4,308	71	—	7,659	7,607	409
Loans to individuals	17	—	97	88	6	191	173	—
Total	60	$6,776	$4,724	$10,332	$54	$21,886	$22,221	$4,915
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this footnote. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the years ended December 31, 2014, 2013 and 2012, $0.6 million, $2.0 million and $4.7 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. As of December 31, 2014, two residential real estate loans totaling $7 thousand and one commercial real estate loan totaling $6 thousand restructured during 2014 were considered to be in default. At December 31, 2013, there was one residential real estate loan totaling $19 thousand restructured within the preceding twelve months that was considered to be in default. As of December 31, 2012, no loans were considered to be in default.
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

	2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$22,663	$6,600	$7,727	$11,778	$5,457	$54,225
Charge-offs	(8,911)	(296)	(3,153)	(1,148)	(3,964)	(17,472)
Recoveries	734	1,340	650	612	766	4,102
Provision (credit)	15,141	(5,581)	(1,560)	639	2,557	11,196
Ending Balance	$29,627	$2,063	$3,664	$11,881	$4,816	$52,051
Ending balance: individually evaluated for impairment	$9,304	$—	$56	$101	$—	$9,461
Ending balance: collectively evaluated for impairment	20,323	2,063	3,608	11,780	4,816	42,590
Loans:
Ending balance	1,052,109	120,785	1,226,344	1,405,256	652,814	4,457,308
Ending balance: individually evaluated for impairment	33,332	193	7,127	7,790	—	48,442
Ending balance: collectively evaluated for impairment	1,018,777	120,592	1,219,217	1,397,466	652,814	4,408,866

	2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$19,852	$8,928	$5,908	$22,441	$4,132	$5,926	$67,187
Charge-offs	(18,399)	(773)	(1,814)	(10,513)	(3,679)	—	(35,178)
Recoveries	455	501	1,264	136	633	—	2,989
Provision	20,755	(2,056)	2,369	(286)	4,371	(5,926)	19,227
Ending Balance	$22,663	$6,600	$7,727	$11,778	$5,457	$—	$54,225
Ending balance: individually evaluated for impairment	$7,364	$94	$1,282	$84	$—	$—	$8,824
Ending balance: collectively evaluated for impairment	15,299	6,506	6,445	11,694	5,457	—	45,401
Loans:
Ending balance	1,021,056	93,289	1,262,718	1,296,472	610,298		4,283,833
Ending balance: individually evaluated for impairment	27,251	3,844	9,349	12,151	—		52,595
Ending balance: collectively evaluated for impairment	993,805	89,445	1,253,369	1,284,321	610,298		4,231,238

	2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$18,200	$6,756	$8,237	$18,961	$4,244	$4,836	$61,234
Charge-offs	(5,207)	(3,601)	(3,828)	(851)	(3,482)	—	(16,969)
Recoveries	443	582	422	410	521	—	2,378
Provision (credit)	6,416	5,191	1,077	3,921	2,849	1,090	20,544
Ending Balance	$19,852	$8,928	$5,908	$22,441	$4,132	$5,926	$67,187
Ending balance: individually evaluated for impairment	$10,331	$300	$780	$6,367	$—	$—	$17,778
Ending balance: collectively evaluated for impairment	9,521	8,628	5,128	16,074	4,132	5,926	49,409
Loans:
Ending balance	1,019,822	87,438	1,241,565	1,273,661	582,218		4,204,704
Ending balance: individually evaluated for impairment	33,443	11,177	6,444	49,123	—		100,187
Ending balance: collectively evaluated for impairment	986,379	76,261	1,235,121	1,224,538	582,218		4,104,517

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
First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below as of December 31:

	2014	2013
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$61	$207

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
As of December 31, 2014 and 2013, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 7, “Derivatives,” for a description of interest rate derivatives entered into by First Commonwealth.
The following table identifies the notional amount of those instruments at December 31:

	2014	2013
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,635,948	$1,571,987
Financial standby letters of credit	36,075	38,121
Performance standby letters of credit	25,915	32,441
Commercial letters of credit	2,611	—
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
The notional amounts outstanding at December 31, 2014 include amounts issued in 2014 of $0.3 million in financial standby letters of credit and $1.9 million in performance standby letters of credit. There were $0.2 million commercial letters of credit issued during 2014. A liability of $0.2 million and $0.1 million has been recorded as of December 31, 2014 and 2013, respectively, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $3.1 million and $3.2 million as of December 31, 2014 and 2013, respectively. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.

Note 13—Premises and Equipment
Premises and equipment are described as follows:

	Estimated Useful Life	2014	2013
	(dollars in thousands)
Land	Indefinite	$12,098	$12,431
Buildings and improvements	10-50 years	75,873	81,829
Leasehold improvements	5-40 years	14,229	14,354
Furniture and equipment	3-10 years	59,034	80,131
Software	3-7 years	37,007	46,133
Subtotal		198,241	234,878
Less accumulated depreciation and amortization		133,252	166,938
Total premises and equipment		$64,989	$67,940
Depreciation related to premises and equipment included in noninterest expense for the years ended December 31, 2014, 2013 and 2012 amounted to $13.2 million, $10.4 million and $7.9 million, respectively.
As a result of the Company's core processing system conversion, which was completed in the third quarter of 2014, the estimated average useful life on $14.0 million in software included in the table above for 2013 was reduced from an average life of 6 years to 3 years and the average useful life on $0.7 million of equipment was reduced from an average life of 5 years to 4 years. These assets were considered obsolete after the system conversion, resulting in accelerated depreciation of $5.6 million and $2.0 million being recognized in 2014 and 2013, respectively.
At December 31, 2013, $0.2 million in software had an estimated useful life of 10 years, with 5 years remaining. During 2014, the use of this software was discontinued and the remaining book value of $0.1 million was fully depreciated. The estimated useful life for all other software is 3 to 7 years.
First Commonwealth leases various premises and assorted equipment under non-cancellable agreements. Total future minimal rental commitments at December 31, 2014, were as follows:

	Premises	Equipment
	(dollars in thousands)
2015	$3,257	$56
2016	2,969	—
2017	2,758	—
2018	2,582	—
2019	2,330	—
Thereafter	12,276	—
Total	$26,172	$56
Included in the lease commitments above is $321 thousand in lease payments to be paid under a sale-leaseback arrangement. The sale-leaseback transaction occurred in 2005 and resulted in a gain of $297 thousand on the sale of a branch that is being recognized over the 15 year lease term through 2020.
Increases in utilities and taxes that may be passed on to the lessee under the terms of various lease agreements are not reflected in the above table. However, certain lease agreements provide for increases in rental payments based upon historical increases in the consumer price index or the lessor’s cost of operating the facility, and are included in the minimum lease commitments. Additionally, the table above includes rent expense that is recognized for rent holidays and during construction periods. Total lease expense amounted to $2.9 million, $4.2 million and $4.3 million in 2014, 2013 and 2012, respectively.

Note 14—Goodwill and Other Amortizing Intangible Assets
FASB ASC Topic 350-20, “Intangibles—Goodwill and Other,” requires an annual valuation of the fair value of a reporting unit that has goodwill and a comparison of the fair value to the book value of equity to determine whether the goodwill has been impaired. Goodwill is also required to be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. When triggering events or circumstances indicate goodwill testing is required, an assessment of qualitative factors can be completed before performing the two step goodwill impairment test. ASU 2011-8 provides that if an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then the two step goodwill impairment test is not required.
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of December 31, 2014 and 2013 was $161.4 million and $159.9 million, respectively. No impairment charges on goodwill or other intangible assets were incurred in 2014, 2013 or 2012.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
An assessment of qualitative factors was completed as of November 30, 2014 and December 31, 2014 and indicated that it is more likely than not that the fair value of First Commonwealth's goodwill exceeds its carrying amount; therefore, the two step goodwill impairment test was not considered necessary. The assessment of qualitative factors considered the results of the Step 1 goodwill impairment test completed as of November 30, 2013 as well as macroeconomic factors, industry and market considerations, the company’s overall financial performance, and other company specific events occurring since the completion of the November 30, 2013 test.
As of December 31, 2014, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
FASB ASC Topic 350, “Intangibles—Other,” also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes other intangible assets, which for each year includes only core deposit intangibles:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2014
Customer deposit intangibles	$22,470	$(21,773)	$697
Customer list intangible	$984	$(16)	$968
Total other intangible assets	$23,454	$(21,789)	$1,665

December 31, 2013
Customer deposit intangibles	$22,470	$(21,159)	$1,311
Customer list intangible	$—	$—	$—
Total other intangible assets	$22,470	$(21,159)	$1,311
Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. The core deposits have a remaining amortization period of 4.9 years and a weighted average amortization period of approximately three years. The customer list intangible represents the estimated value of the customer base for an insurance agency acquired in 2014. These amounts are amortized over their expected lives using expected cash flows based on retention of the customer base. The customer list intangible has a remaining amortization period and a weighted average amortization period of 14.8 years. First Commonwealth recognized amortization expense on other intangible assets of $0.6 million, $1.1 million, and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following presents the estimated amortization expense of core deposit intangibles and the customer intangible list:

	Core Deposit Intangibles	Customer Intangible List	Total
	(dollars in thousands)
2015	$338	$260	$598
2016	177	168	345
2017	63	130	193
2018	62	99	161
2019	57	77	134
Thereafter	—	234	234
Total	$697	$968	$1,665

Note 15—Interest-Bearing Deposits
Components of interest-bearing deposits at December 31 were as follows:

	2014	2013
	(dollars in thousands)
Interest-bearing demand deposits	$81,851	$89,149
Savings deposits	2,402,288	2,506,631
Time deposits	842,345	1,095,722
Total interest-bearing deposits	$3,326,484	$3,691,502
Interest-bearing deposits at December 31, 2014 and 2013, include allocations from interest-bearing demand deposit accounts of $427.7 million and $556.7 million, respectively, into savings which includes money market accounts. These reallocations are based on a formula and have been made to reduce First Commonwealth’s reserve requirement in compliance with regulatory guidelines.
Included in time deposits at December 31, 2014 and 2013, were certificates of deposit in denominations of $100 thousand or more of $334.0 million and $464.7 million, respectively.
Interest expense related to certificates of deposit in denominations of $100 thousand or greater amounted to $3.7 million in 2014, $4.7 million in 2013 and $5.3 million in 2012.
Included in time deposits at December 31, 2014, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2015	$586,928
2016	130,777
2017	42,772
2018	25,446
2019 and thereafter	56,422
Total	$842,345

Note 16—Short-term Borrowings
Short-term borrowings at December 31 were as follows:

	2014			2013			2012
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
	(dollars in thousands)
Federal funds purchased	$9,000	$11,691	0.36%	$16,000	$11,982	0.36%	$34,000	$47,727	0.27%
Borrowings from FHLB	945,000	644,651	0.31	478,100	335,449	0.27	178,100	214,703	0.25
Securities sold under agreements to repurchase	151,876	159,051	0.24	132,515	130,957	0.25	144,127	139,766	0.28
Total	$1,105,876	$815,393	0.30	$626,615	$478,388	0.26	$356,227	$402,196	0.27
Maximum total at any month-end	$1,105,876			$626,615			$486,144
Weighted average rate at year-end			0.30%			0.27%			0.25%
Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2014	2013	2012
	(dollars in thousands)
Federal funds purchased	$42	$43	$128
Borrowings from FHLB	2,019	893	545
Securities sold under agreements to repurchase	388	326	397
Total interest on short-term borrowings	$2,449	$1,262	$1,070

Note 17—Subordinated Debentures
Subordinated Debentures outstanding at December 31 are as follows:

		2014		2013
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Capital Trust II	2034	$30,929	LIBOR + 2.85	$30,929	LIBOR + 2.85
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85	41,238	LIBOR + 2.85
Total		$72,167		$72,167
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

Note 18—Other Long-term Debt
Other long-term debt at December 31 follows:

	2014			2013
	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate
	(dollars in thousands)
Borrowings from FHLB due:
2014				$57,892	1.13%	1.13%
2015	$80,142	0.82%	0.82%	79,971	0.82	0.82
2016	563	3.82	3.82	389	4.64	4.64
2017	585	3.83	3.83	407	4.64	4.64
2018	607	3.83	3.83	426	4.64	4.64
2019	631	3.84	3.84
Thereafter	6,931	3.81	3.81	5,300	4.66	4.66
Total	$89,459			$144,385
The weighted average contractual rate reflects the rate due to creditors. The weighted average effective rate of long-term debt in the schedule above includes the effect of purchase accounting valuation adjustments that were recorded in connection with prior business combinations.
All of First Commonwealth’s Federal Home Loan Bank stock, along with an interest in mortgage loans and residential mortgage backed securities, has been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.
Capital securities included in total long-term debt on the Consolidated Statements of Financial Condition are excluded from the above, but are described in Note 17, “Subordinated Debentures.”

Note 19—Fair Values of Assets and Liabilities
FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All non-financial assets are included either as a separate line item on the Consolidated Statements of Financial Condition or in the “Other assets” category of the Consolidated Statements of Financial Condition. Currently, First Commonwealth does not have any non-financial liabilities to disclose.
FASB ASC Topic 825, “Financial Instruments,” permits entities to irrevocably elect to measure select financial instruments and certain other items at fair value. The unrealized gains and losses are required to be included in earnings each reporting period for the items that fair value measurement is elected. First Commonwealth has elected not to measure any existing financial instruments at fair value under FASB ASC Topic 825; however, in the future we may elect to adopt this guidance for select financial instruments.
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

•
Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes Obligations of U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, certain corporate securities, FHLB stock, interest rate derivatives that include interest rate swaps, interest rate caps and risk participation agreements, certain other real estate owned and certain impaired loans.

Level 2 investment securities are valued by a recognized third party pricing service using observable inputs. The model used by the pricing service varies by asset class and incorporates available market, trade and bid information as well as cash flow information when applicable. Because many fixed-income investment securities do not trade on a daily basis, the model uses available information such as benchmark yield curves, benchmarking of like investment securities, sector groupings and matrix pricing. The model will also use processes such as an option-adjusted spread to assess the impact of interest rates and to develop prepayment estimates. Market inputs normally used in the pricing model include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.
Management validates the market values provided by the third party service by having another recognized pricing service price 100% of the securities on an annual basis and a random sample of securities each quarter, monthly monitoring of variances from prior period pricing and, on a monthly basis, evaluating pricing changes compared to expectations based on changes in the financial markets.
Other Investments are comprised of FHLB stock whose estimated fair value is based on its par value. Additional information on FHLB stock is provided in Note 9, “Impairment of Investment Securities.”
Interest rate derivatives are reported at estimated fair value utilizing Level 2 inputs and are included in Other assets and Other liabilities. These consist of interest rate swaps where there is no significant deterioration in the counterparties' (loan customers) credit risk since origination of the interest rate swap, as well as interest rate caps and risk participation agreements. First Commonwealth values its interest rate swap and cap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to three months, Eurodollar futures contracts and swap rates from three years to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 7, “Derivatives.”
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2014, we have not realized any losses due to a counterparty's inability to pay any net uncollateralized position.
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
In 2013, we experienced a $0.9 million credit loss as a result of a counterparty's inability to pay the net uncollateralized position on an interest rate swap. The full amount of this credit loss was provided for in prior periods.
In accordance with ASU 2011-4, the following table provides information related to quantitative inputs and assumptions used in Level 3 fair value measurements.

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)

Pooled Trust Preferred Securities	$28,999		Discounted Cash Flow	Probability of default	0% - 100% (17.16%)
				Prepayment rates	0% - 73.88% (6.13%)
				Discount rates	5.25% - 14.00% (a)
Equities	1,420		Par Value	N/A	N/A
Impaired Loans	4,116	(b)	Gas Reserve study	Discount rate	10.00%
				Gas per MCF	$3.00 - $4.85 (c)
				Oil per BBL/d	$53.91 - $71.01 (c)
				NGL per gallon	$0.83 (c)
Other Real Estate Owned	153		Internal Valuation	N/A	N/A

(a)	incorporates spread over the risk free rate related primarily to credit quality and illiquidity of securities.

(b)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(c)	unobservable inputs are defined as follows: MCF—million cubic feet; BBL/d—barrels per day; NGL—natural gas liquid.
The significant unobservable inputs used in the fair value measurement of pooled trust preferred securities are the probability of default, discount rates and prepayment rates. Significant increases in the probability of default or discount rate used would result in a decrease in the estimated fair value of these securities, while decreases in these variables would result in higher fair value measurements. In general, a change in the assumption of probability of default is accompanied by a directionally similar change in the discount rate. In most cases, increases in the prepayment rate assumptions would result in a higher estimated fair value for these securities while decreases would provide for a lower value. The direction of this change is somewhat dependent on the structure of the investment and the amount of the investment tranches senior to our position.
The discount rate is the significant unobservable input used in the fair value measurement of impaired loans. Significant increases in this rate would result in a decrease in the estimated fair value of the loans, while a decrease in this rate would result in a higher fair value measurement. Other unobservable inputs in the fair value measurement of impaired loans relate to gas, oil and natural gas prices. Increases in these rates would result in an increase in the estimated fair value of the loans, while a decrease in these prices would result in a lower fair value measurement.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at December 31:

	2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$25,936	$—	$25,936
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	950,881	—	950,881
Mortgage-Backed Securities—Commercial	—	74	—	74
Other Government-Sponsored Enterprises	—	267,877	—	267,877
Obligations of States and Political Subdivisions	—	27,377	—	27,377
Corporate Securities	—	7,255	—	7,255
Pooled Trust Preferred Collateralized Debt Obligations	—	—	28,999	28,999
Total Debt Securities	—	1,279,400	28,999	1,308,399
Equities	—	—	1,420	1,420
Total Securities Available for Sale	—	1,279,400	30,419	1,309,819
Other Investments	—	44,545	—	44,545
Loans Held for Sale	—	2,502	—	2,502
Other Assets (a)	—	11,186	—	11,186
Total Assets	$—	$1,337,633	$30,419	$1,368,052
Other Liabilities (a)	$—	$10,671	$—	$10,671
Total Liabilities	$—	$10,671	$—	$10,671

(a)	Hedging and non-hedging interest rate derivatives

	2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$25,204	$—	$25,204
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	994,887	—	994,887
Mortgage-Backed Securities—Commercial	—	105	—	105
Other Government-Sponsored Enterprises	—	266,125	—	266,125
Obligations of States and Political Subdivisions	—	80	—	80
Corporate Securities	—	7,021	—	7,021
Pooled Trust Preferred Collateralized Debt Obligations	—	—	23,523	23,523
Total Debt Securities	—	1,293,422	23,523	1,316,945
Equities	—	—	1,420	1,420
Total Securities Available for Sale	—	1,293,422	24,943	1,318,365
Other Investments	—	35,444	—	35,444
Loans Held for Sale	—	—	—	—
Other Assets (a)	—	14,358	—	14,358
Total Assets	$—	$1,343,224	$24,943	$1,368,167
Other Liabilities (a)	$—	$14,318	$—	$14,318
Total Liabilities	$—	$14,318	$—	$14,318

(a)	Non-hedging interest rate derivatives
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2014:

	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of year	$23,523	$1,420	$—	$—	$24,943
Total gains or losses
Included in earnings	—	—	77	—	77
Included in other comprehensive income	7,162	—	—	—	7,162
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(3,112)	—	(3,112)
Settlements	(1,686)	—	—	—	(1,686)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	3,035	—	3,035
Balance, end of year	$28,999	$1,420	$—	$—	$30,419
There are no gains or losses included in earnings for the period that are attributable to the change in realized gains (losses) relating to assets held at December 31, 2014.
During the year ended December 31, 2014, there were no transfers between fair value Levels 1 and 2. However, $3.0 million of loans were transferred into Level 3 from Level 2 due to the loans being transferred to a held for sale status. The loans transferred and subsequently sold related to two nonperforming relationships for which this was determined to be an appropriate exit strategy. Completion of the loan sales resulted in a $0.1 million gain for the period.
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
During 2013, there were no transfers between fair value Levels 1 and 2. However, $20.1 million of loans were transferred into Level 3 from Level 2 due to the loans being transferred to a held for sale status. The loans transferred and subsequently sold related to three nonperforming relationships for which this was determined to be an appropriate exit strategy. Completion of the loan sales resulted in a $0.6 million gain for the period.

The tables below present the balances of assets measured at fair value on a nonrecurring basis at December 31 and total gains and losses realized on these assets during the year ended December 31:

	2014
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Impaired loans	$—	$34,864	$10,926	$45,790	$(7,017)
Other real estate owned	—	7,828	153	7,981	(1,319)
Total Assets	$—	$42,692	$11,079	$53,771	$(8,336)

	2013
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Impaired loans	$—	$36,903	$13,656	$50,559	$(13,681)
Other real estate owned	—	12,752	172	12,924	(198)
Total Assets	$—	$49,655	$13,828	$63,483	$(13,879)
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
The fair value for other real estate owned determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a current carrying value of $7.2 million as of December 31, 2014 and consisted primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated costs to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to this measurement is provided in Note 14 “Goodwill and Other Amortizing Intangible Assets.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during 2014.
FASB ASC Topic 825-10, “Transition Related to FSP FAS 107-1” and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are as discussed above. The methodologies for other financial assets and financial liabilities are discussed below.
Cash and due from banks and interest bearing bank deposits: The carrying amounts for cash and due from banks and interest-bearing bank deposits approximate the estimated fair values of such assets.
Securities: Fair values for securities are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Pooled trust preferred collateralized debt obligation values are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer or broker traded transactions. These valuations incorporate certain assumptions and projections in determining the fair value assigned to each instrument. The carrying value of other investments, which includes FHLB stock, is considered a reasonable estimate of fair value.

Loans held for sale: The fair value of loans held for sale are estimated utilizing a present value of future discounted cash flows of the loan utilizing a risk-based expected return to discount the value, unless a sales agreement has been executed, in which case the sales price would equal fair value.
Loans: The fair values of all loans are estimated by discounting the estimated future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality adjusted for past due and nonperforming loans, which is not an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees,” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.2 million and $0.1 million at December 31, 2014 and 2013, respectively. See Note 12, “Commitments and Letters of Credit,” for additional information.
Deposit liabilities: Estimated fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date because of the customers' ability to withdraw funds immediately. The carrying value of variable rate time deposit accounts and certificates of deposit approximate the fair value at the report date. Also, fair values of fixed rate time deposits for both periods are estimated by discounting the future cash flows using interest rates currently being offered and a schedule of aggregated expected maturities.
Short-term borrowings: The fair values of borrowings from the FHLB were estimated based on the estimated incremental borrowing rate for similar types of borrowings. The carrying amounts of other short-term borrowings, such as federal funds purchased and securities sold under agreement to repurchase, were used to approximate fair value due to the short-term nature of the borrowings.
Long-term debt and subordinated debt: The fair value of long-term debt and subordinated debt is estimated by discounting the future cash flows using First Commonwealth’s estimated incremental borrowing rate for similar types of borrowing arrangements.

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31:

	2014
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$72,276	$72,276	$72,276	$—	$—
Interest-bearing deposits	2,262	2,262	2,262	—	—
Securities available for sale	1,309,819	1,309,819	—	1,279,400	30,419
Other investments	44,545	44,545	—	44,545	—
Loans held for sale	2,502	2,502	—	2,502	—
Loans	4,457,308	4,439,766	—	34,864	4,404,902
Financial liabilities
Deposits	4,315,511	4,319,997	—	4,319,997	—
Short-term borrowings	1,105,876	1,105,867	—	1,105,867	—
Long-term debt	89,459	90,319	—	90,319	—
Subordinated debt	72,167	62,815	—	—	62,815

	2013
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$74,427	$74,427	$74,427	$—	$—
Interest-bearing deposits	3,012	3,012	3,012	—	—
Securities available for sale	1,318,365	1,318,365	—	1,293,422	24,943
Other investments	35,444	35,444	—	35,444	—
Loans	4,283,833	4,321,847	—	36,903	4,284,944
Financial liabilities
Deposits	4,603,863	4,531,685	—	4,531,685	—
Short-term borrowings	626,615	626,603	—	626,603	—
Long-term debt	144,385	145,477	—	145,477	—
Subordinated debt	72,167	51,706	—	—	51,706

Note 20—Income Taxes
The income tax provision for the years ended December 31 is as follows:

	2014	2013	2012
	(dollars in thousands)
Current tax provision for income exclusive of securities transactions:
Federal	$12,661	$2,509	$12,035
State	157	68	72
Total current tax provision	12,818	2,577	12,107
Deferred tax provision	4,862	12,704	2,551
Total tax provision	$17,680	$15,281	$14,658
The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2014		2013		2012
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(dollars in thousands)
Tax at statutory rate	$21,747	35%	$19,867	35%	$19,814	35%
Increase (decrease) resulting from:
Income from bank owned life insurance	(1,926)	(3)	(1,939)	(3)	(2,048)	(4)
Tax-exempt interest income, net	(2,133)	(4)	(2,600)	(5)	(2,789)	(5)
Tax credits	(134)	—	(144)	—	(267)	—
Other	126	—	97	—	(52)	—
Total tax provision	$17,680	28%	$15,281	27%	$14,658	26%
The total tax provision for financial reporting differs from the amount computed by applying the statutory federal income tax rate to income before taxes. First Commonwealth ordinarily generates an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits. The consistent level of tax benefits that reduce First Commonwealth’s tax rate below the 35% statutory rate produced an annual effective tax rate of 28%, 27% and 26% for the years ended December 31, 2014, 2013 and 2012, respectively.

The tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that represent significant portions of the deferred tax assets and liabilities at December 31 are presented below:

	2014	2013
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$18,218	$18,979
Postretirement benefits other than pensions	679	726
Alternative minimum tax credit carryforward	8,627	13,896
Litigation reserve	3,000	—
Unrealized loss on securities available for sale	2,463	11,235
Writedown of other real estate owned	603	207
Deferred compensation	2,246	2,118
Accrued interest on nonaccrual loans	1,059	1,481
Other-than-temporary impairment of securities	9,239	9,693
Depreciation of assets	1,127	1,546
Accrued incentives	1,594	1,153
Unfunded loan commitment allowance	1,078	1,106
Deferred rent	969	653
Other	1,354	2,462
Total deferred tax assets	52,256	65,255
Deferred tax liabilities:
Basis difference in assets acquired	(344)	(518)
Loan origination fees and costs	(1,337)	(637)
Income from unconsolidated subsidiary	(603)	(590)
Other	(318)	(332)
Total deferred tax liabilities	(2,602)	(2,077)
Net deferred tax asset	$49,654	$63,178
The net deferred tax asset of $49.7 million as of December 31, 2014 includes a $8.6 million alternative minimum tax credit carryforward with an indefinite life. There is also a $9.2 million deferred tax asset for other-than-temporary impairment of securities, of which $0.4 million are potential capital losses that can only be utilized if capital gains are realized.
Management assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. In evaluating deferred tax assets, future taxable income forecasted over the next three years was considered. The amount of future taxable income used in management’s valuation is based upon management approved forecasts, evaluation of historical earnings levels, proven ability to raise capital to support growth or during times of economic stress and consideration of prudent and feasible potential tax strategies. If future events differ from our current forecasts, a valuation allowance may be required, which could have a material impact on our financial condition and results of operations. Based on our evaluation, including the consideration of the weighting of positive and negative evidence, as of December 31, 2014, management has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income.
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Company has no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2014. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months and will record interest and penalties as a component of noninterest expense.
First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business. Federal and state income tax years 2011 through 2013 are open for examination as of December 31, 2014.

Note 21—Retirement Plans
First Commonwealth has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Effective January 1, 2013, a participating employee can receive a maximum matching contribution of 6% of their compensation. In addition, each participating employee may contribute up to 80% of their eligible compensation to the plan. The 401(k) plan expense was $2.6 million in 2014, $2.6 million in 2013, and $2.6 million in 2012.
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
Participants in the NQDC Plan are eligible to defer (on a pre-tax basis) from 1% to 25% of their eligible Plan compensation. There was no NQDC Plan expense in 2014, 2013 and 2012.
Select employees from former acquisitions were covered by postretirement benefit plans which provide medical and life insurance coverage. The measurement date for these plans was December 31.
Postretirement Benefits Other than Pensions from Prior Acquisitions
Net periodic benefit cost of these plans for the years ended December 31, was as follows:

	2014	2013	2012
	(dollars in thousands)
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	62	62	75
Amortization of transition obligation	—	—	2
Gain amortization	(29)	(7)	(32)
Net periodic benefit cost	$33	$55	$45

The following table sets forth the change in the benefit obligation and plan assets as of December 31:

	2014	2013
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,644	$1,986
Service cost	—	—
Interest cost	62	62
Amendments	—	—
Actuarial loss (gain)	284	(225)
Net benefits paid	(168)	(179)
Benefit obligation at end of year	1,822	1,644
Change in Plan Assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	168	179
Net benefits paid	(168)	(179)
Fair value of plan assets at end of year	—	—
Funded Status at End of Year	1,822	1,644
Unrecognized transition obligation	—	—
Unrecognized net gain	117	430
Amounts recognized in retained earnings	$1,939	$2,074
As of December 31, the funded status of the plan is:

	2014	2013
	(dollars in thousands)
Amounts Recognized in the Statement of Financial Condition as Other liabilities	$1,822	$1,644
The following table sets forth the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs as of December 31:

	2014	2013	2012
	(dollars in thousands)
Amounts recognized in accumulated other comprehensive income, net of tax:
Net (gain) loss	$(76)	$(280)	$(138)
Transition obligation	—	—	—
Total	$(76)	$(280)	$(138)
Weighted-average assumptions used to determine the benefit obligation as of December 31 are as follows:

	2014	2013	2012
Weighted-average Assumptions
Discount rate	3.61%	4.01%	3.31%
Health care cost trend: Initial	6.50%	6.75%	7.00%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2022	2022	2022

Weighted-average assumptions used to determine the net benefit costs as of December 31 are as follows:

	2014	2013	2012
Weighted Average Assumptions for Net Periodic Cost
Discount rate	4.01%	3.31%	4.22%
Health care cost trend: Initial	6.75%	7.00%	8.00%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2022	2022	2016
Corridor	10.00%	10.00%	10.00%
Recognition period for gains and losses	10.0	11.0	12.0
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
The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(dollars in thousands)
Effect on postretirement benefit obligation	$74	$(67)
Effect on total of service and interest cost components	2	(2)
As of December 31, 2014, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payments
(dollars in thousands)
2015	$197
2016	192
2017	187
2018	172
2019	145
2020 - 2024	623
The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2015 are as follows (dollars in thousands):

Postretirement Benefits
(dollars in thousands)
Net gain	$(4)
Transition obligation	—
Total	$(4)

Note 22—Unearned ESOP Shares
During 2012, all employees with at least one year of service were eligible to participate in the ESOP. Contributions to the plan are determined by the Board of Directors and are based upon a prescribed percentage of the annual compensation of all participants. The ESOP acquired shares of First Commonwealth’s common stock in a transaction whereby the ESOP Trust borrowed funds that were guaranteed by First Commonwealth. The borrowed amounts represented leveraged and unallocated shares, and accordingly were recorded as long-term debt with the offset as a reduction of common shareholders’ equity. The borrowing had a balance of $1.6 million at December 31, 2011 and matured in November of 2012. All the remaining shares held as collateral for the loan were released and allocated to participants when the borrowing was repaid. Compensation costs related to the plan were $733 thousand in 2012.
On August 28, 2014, First Commonwealth received a determination letter from the IRS in relation to the termination of the ESOP stating that the termination of the plan does not adversely affect the Plan's federal tax status.
The following is an analysis of ESOP shares held in suspense and the fair value of those shares as of December 31:

2012
(dollars in thousands)
Shares in suspense, beginning of the year	104,661
Shares allocated	(104,661)
Shares acquired	—
Shares in suspense, end of the year	—
Fair market value of shares in suspense	—
Interest paid on the ESOP loan and dividends received on unallocated shares for the year ended December 31 were:

2012
(dollars in thousands)
Interest paid on ESOP loan	$13
Dividends on unallocated shares	19
Dividends on unallocated shares were used for debt service while all dividends on allocated shares were allocated or paid to the participants.

Note 23—Incentive Compensation Plan
On January 20, 2009, the Board of Directors of the Company adopted, with shareholder approval, the First Commonwealth Financial Corporation Incentive Compensation Plan. This plan allows for shares of common stock to be issued to employees, directors, and consultants of the Company and its subsidiaries as an incentive to aid in the financial success of the Company. The shares can be issued as options, stock appreciation rights, performance share or unit awards, dividend or dividend equivalent rights, stock awards, restricted stock awards, or other annual incentive awards. Up to 5,000,000 shares of stock can be awarded under this plan, of which 4,169,742 shares were still eligible for awards as of December 31, 2014.

Restricted Stock
The following provides detail on the restricted stock awards which were issued and outstanding in 2014, 2013 and 2012 in order to retain and attract key employees. The grant date fair value of the restricted stock awards is equal to the price of First Commonwealth’s common stock on grant date.

Grant Date	Shares issued	Grant Price	Vesting Date	Number of Equal Vesting Periods

November 17, 2014	3,500	$9.26	November 17, 2017	1
April 8, 2014	27,500	8.89	April 8, 2017	3
March 24, 2014	46,000	9.18	March 24, 2017	1
March 4, 2014	5,000	8.75	March 4, 2017	1
January 1, 2014	12,626	8.82	December 31, 2014	1
August 16, 2013	3,000	7.57	August 16, 2016	1
May 31, 2013	45,000	7.21	May 31, 2016	3
March 1, 2013	10,000	7.35	March 1, 2016	1
February 24, 2012	34,000	5.96	December 31, 2014	1
February 24, 2012	90,000	5.96	February 24, 2015	1
January 1, 2012	100,000	5.26	January 1, 2016	4
November 21, 2011	10,000	4.41	November 21, 2014	1
April 1, 2011	25,000	6.82	April 1, 2016	1
January 22, 2010	30,120	5.70	January 22, 2012	2
Compensation expense related to restricted stock was $1.0 million, $0.5 million and $0.4 million in 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $2.3 million of unrecognized compensation cost related to unvested restricted stock awards granted.
A summary of the status of First Commonwealth’s unvested service-based restricted stock awards as of December 31 and changes for the years ended on those dates is presented below:

	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of the year	271,000	$6.07	253,000	$5.71	50,060	$6.00
Granted	94,626	9.03	58,000	7.25	224,000	5.65
Vested	(98,487)	6.18	(35,000)	5.46	(17,060)	5.73
Forfeited	(2,139)	5.96	(5,000)	5.96	(4,000)	5.96
Outstanding, end of the year	265,000	7.08	271,000	6.07	253,000	5.71
The following provides detail on restricted stock awards estimated to be granted on a performance award basis during 2014, 2013 and 2012. These plans were previously approved by the Board of Directors.

Grant Date	Target Share Award	Performance Period (years)	Award if threshold met	Award if targets are met	Award if targets exceeded	Award if threshold not achieved	Vesting After Performance Period (years)	Final vesting
January 17, 2011	54,166	3	40%	100%	200%	—%	1	January 17, 2014
February 24, 2012	68,000	3	40%	100%	200%	—%	1	December 31, 2015
January 28, 2013	128,611	3	40%	100%	200%	—%	1	December 31, 2016
January 27, 2014	125,000	3	40%	100%	200%	—%	0	December 31, 2016

The following table summarizes the estimated unvested target share awards for the Plans as of December 31:

	2014	2013	2012
Outstanding, beginning of the year	250,777	151,333	93,333
Granted	126,389	138,611	74,000
Issued	(12,626)	—	—
Forfeited	(80,540)	(39,167)	(16,000)
Outstanding, end of the year	284,000	250,777	151,333
The estimated unvested target awards for the Plans have an estimated fair value of $9.22 per share for each year based on the closing price of Company stock as of December 31, 2014.
Stock Option Plan
First Commonwealth’s stock based compensation plan expired on October 15, 2005, and is described below. Although the plan currently has outstanding awards, it has expired. All of the exercise prices and related number of shares have been adjusted to reflect historical stock splits. The plan permitted the Executive Compensation Committee to grant options for up to 4.5 million shares of First Commonwealth’s common stock through October 15, 2005.
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
A summary of the status of First Commonwealth’s outstanding stock options as of December 31 and changes for the years ended on those dates is presented below:

	12/31/2014		12/31/2013		12/31/2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of the year	27,000	$14.49	196,322	$11.64	496,863	$10.03
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(130,672)	6.76
Forfeited	(12,000)	14.41	(169,322)	11.19	(169,869)	10.68
Balance, end of the year	15,000	14.55	27,000	14.49	196,322	11.64
Exercisable at the end of the year	15,000	14.55	27,000	14.49	196,322	11.64
The intrinsic value of stock options exercised during the years ended December 31, 2012 was $1.41 per share. There were no options exercised during the years ended December 31, 2014 and 2013.
The following table summarizes information about the stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$14.55	15,000	0.0	$14.55	15,000	$14.55

Note 24—Contingent Liabilities
Legal proceedings

Market Rate Savings IRA Litigation
McGrogan v. First Commonwealth Bank was filed as a class action on January 12, 2009, in the Court of Common Pleas of Allegheny County, Pennsylvania. The action alleges that the Bank promised class members a minimum interest rate of 8% on its IRA Market Rate Savings Account for as long as the class members kept their money on deposit in the IRA account. The class asserted that the Bank committed fraud, breached its modified contract with the class members, and violated the

Pennsylvania Unfair Trade Practice and Consumer Protection Law ("UTPCPL") when it resigned as custodian of the IRA Market Rate Savings Accounts in 2008 and offered the class members a roll-over IRA account with a 3.5% interest rate. Plaintiffs sought monetary damages for the alleged breach of contract, punitive damages for the alleged fraud and Unfair Trade Practice and Consumer Protection Law violations and attorney’s fees. The court granted class certification as to the breach of modified contract claim and denied class certification as to the fraud and Pennsylvania Unfair Trade Practice and Consumer Protection Law claims. The breach of contract claim was predicated upon a letter sent to customers in 1998 which reversed an earlier decision by the Bank to reduce the rate paid on the accounts. The letter stated, in relevant part, “This letter will serve as notification that a decision has been made to re-establish the rate on your account to eight percent (8)%. This rate will be retroactive to your most recent maturity date and will continue going forward on deposits presently in the account and on annual additions.” On August 30, 2012, the Court entered an order granting the Bank’s motion for summary judgment and dismissed the class action claims. The Court found that the Bank retained the right to resign as custodian of the accounts and that the act of resigning as custodian and closing the accounts did not breach the terms of the underlying IRA contract. On appeal, the Superior Court affirmed the denial of class certification to the claims of fraud in the execution and violation of the UTPCPL. The Superior Court found that none of the other issues were ripe for appeal. Jurisdiction was returned to the Court of Common Pleas where the individual fraud and UTPCPL claims of Mr. and Mrs. McGrogan were scheduled for trial.

In December 2013, three new complaints were filed by 34 former members of the McGrogan class alleging fraud in the execution and violation of the UTPCPL based upon substantially similar facts to the claims of Mr. and Mrs. McGrogan.

In January 2015, the Bank and the various plaintiffs reached a preliminary global settlement of this litigation. The settlement, which is subject to court approval and other conditions, would resolve the claims of the 36 individual plaintiffs and the claims of the other former members of the McGrogan class. First Commonwealth established a reserve in the amount of $8.6 million as of December 31, 2014 against the anticipated cost of the settlement. The contingent reserve is included in "Other liabilities" in the Consolidated Statements of Financial Condition.

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

Note 25—Related Party Transactions
Some of First Commonwealth’s directors, executive officers, principal shareholders and their related interests had transactions with the subsidiary bank in the ordinary course of business. All deposit and loan transactions were made on substantially the same terms, such as collateral and interest rates, as those prevailing at the time for comparable transactions. In the opinion of management, these transactions do not involve more than the normal risk of collectibility nor do they present other unfavorable features. It is anticipated that similar transactions will be entered into in the future.
The following is an analysis of loans to related parties (dollars in thousands):

December 31, 2013	$683
Advances	297
Repayments	(258)
Other	—
December 31, 2014	$722
The “Other” line primarily reflects decreases due to changes in the individuals designated as a “related party” during the year.

Note 26—Regulatory Restrictions and Capital Adequacy
The amount of funds available to the parent from its subsidiary bank is limited by restrictions imposed on all depository institutions by banking regulation that restricts and limits the payment of dividends and the ability of depository institutions to engage in transactions, including lending transactions and asset purchases, with affiliates.
First Commonwealth is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on First Commonwealth’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Commonwealth and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of First Commonwealth’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. First Commonwealth’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

First Commonwealth maintains capital to absorb unexpected losses. In order to provide assurance that our capital levels are adequate for our risk exposure we test our capital position under several stress scenarios on a bi-annual basis. This analysis is reviewed with our Board of Directors. Our most recent capital stress test was completed in December 2013.
On July 9, 2013, federal banking agencies approved changes to the regulatory capital framework, which are effective beginning on January 1, 2015, with some items phasing in over a period of time. The most significant of these changes include higher minimum capital requirements, as the minimum tier I capital ratio increased from 4.0% to 6.0% and the establishment of a new common equity tier I capital ratio was established with a minimum level of 4.5%. Additionally, the new rules improve the quality of capital by providing stricter eligibility criteria for regulatory capital instruments and provide for a phase-in, beginning January 1, 2016, of a capital conservation buffer of 2.5% of risk-weighted assets. This buffer provides a requirement to hold common equity tier 1 capital above the minimum risk-based capital requirements. Management currently expects that First Commonwealth will remain well-capitalized after the adoption of these changes.
Under regulations in effect through December 31, 2014, quantitative measures established by regulation to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of Total and Tier I capital (common and certain other “core” equity capital) to risk weighted assets, and of Tier I capital to average assets. As of December 31, 2014, First Commonwealth and its banking subsidiary met all capital adequacy requirements to which they are subject.
As of December 31, 2014, First Commonwealth Bank was considered well capitalized under the regulatory framework for prompt corrective action as in effect on that date. To be considered well capitalized under the rules in effect through December 31, 2014, the bank must maintain minimum Total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below:

	Actual		Regulatory Minimum		Well Capitalized Regulatory Guidelines
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2014
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$662,733	12.79%	$414,460	8.00%	N/A	N/A
First Commonwealth Bank	647,500	12.48	415,217	8.00	$519,021	10.00%
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$607,602	11.73%	$207,230	4.00%	N/A	N/A
First Commonwealth Bank	592,369	11.41	207,608	4.00	$311,413	6.00%
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$607,602	9.85%	$246,738	4.00%	N/A	N/A
First Commonwealth Bank	592,369	9.66	245,276	4.00	$306,595	5.00%
As of December 31, 2013
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$656,235	13.26%	$396,009	8.00%	N/A	N/A
First Commonwealth Bank	637,415	12.87	396,275	8.00	$495,344	10.00%
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$598,851	12.10%	$198,004	4.00%	N/A	N/A
First Commonwealth Bank	580,031	11.71	198,138	4.00	$297,206	6.00%
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$598,851	10.00%	$239,430	4.00%	N/A	N/A
First Commonwealth Bank	580,031	9.75	237,993	4.00	$297,491	5.00%

Note 27—Capital
On June 19, 2012 First Commonwealth announced a $50.0 million common stock repurchase program. On January 29, 2013, an additional share repurchase program was authorized for up to $25.0 million in shares of the Company’s common stock. On January 28, 2014, an additional share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock. As of December 31, 2014, all three programs were completed resulting in a total of 13,734,185 shares repurchased at an average price of $7.31 per share.

Note 28—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition	December 31,
	2014	2013
	(dollars in thousands)
Assets
Cash	$10,402	$8,370
Loans	24	27
Investment in subsidiaries	712,610	696,438
Investment in unconsolidated subsidiary trusts	2,182	2,182
Investment in jointly-owned company	8,749	8,559
Premises and equipment, net	4,287	6,376
Receivable from subsidiaries	—	267
Dividends receivable from subsidiaries	—	1,319
Other assets	50,988	62,633
Total assets	$789,242	$786,171
Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$930	$2,307
Subordinated debentures payable	72,167	72,167
Shareholders’ equity	716,145	711,697
Total liabilities and shareholders’ equity	$789,242	$786,171

Statements of Income	For the years ended December 31,
	2014	2013	2012
	(dollars in thousands)
Interest and dividends	$1	$1	$1
Dividends from subsidiaries	49,207	65,140	64,342
Interest expense	(2,335)	(3,128)	(5,711)
Other income	1,251	2,653	12,581
Operating expense	(6,766)	(8,820)	(19,061)
Income (loss) before taxes and equity in undistributed (loss) earnings of subsidiaries	41,358	55,846	52,152
Applicable income tax benefits	2,968	3,384	4,364
Income before equity in undistributed (loss) earnings of subsidiaries	44,326	59,230	56,516
Equity in undistributed earnings (loss) of subsidiaries	127	(17,748)	(14,562)
Net income	$44,453	$41,482	$41,954

	For the years ended December 31,
Statements of Cash Flow	2014	2013	2012
	(dollars in thousands)
Operating Activities
Net income	$44,453	$41,482	$41,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,150	3,030	3,719
Net gain (loss) on sales of assets	—	17	(107)
(Increase) decrease in prepaid income taxes	(487)	3,044	(3,044)
Undistributed equity in subsidiaries	(127)	17,748	14,562
Other net	13,077	12,964	8,789
Net cash provided by operating activities	59,066	78,285	65,873
Investing Activities
Net change in loans	3	4	4
Purchases of premises and equipment	(47)	(123)	(3,005)
Proceeds from sale of other assets	13	1,132	4,309
Net cash (used in) provided by investing activities	(31)	1,013	1,308
Financing Activities
Repayments of subordinated debenture	—	(34,702)	—
Discount on dividend reinvestment plan purchases	(65)	(112)	(92)
Dividends paid	(26,174)	(22,344)	(18,759)
Proceeds from reissuance of treasury stock	192	176	1,028
Purchase of treasury stock	(30,956)	(33,439)	(36,242)
Stock option tax benefit	—	—	1
Net cash used in financing activities	(57,003)	(90,421)	(54,064)
Net increase (decrease) in cash	2,032	(11,123)	13,117
Cash at beginning of year	8,370	19,493	6,376
Cash at end of year	$10,402	$8,370	$19,493
Cash dividends declared per common share were $0.28 for 2014, $0.23 for 2013 and $0.18 for 2012.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of December 31, 2014, there are no amounts outstanding on this line. We are currently not meeting a debt covenant related to Return on Average Assets; however, a waiver has been received from the lender for this covenant.

Note 29—Subsequent Event

On January 27, 2015, an additional share repurchase program was authorized by the Board of Directors for up to $25.0 million in shares of the Company’s common stock. Under this program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. Depending on market conditions and other factors, repurchases may be made at any time or from time to time, without prior notice. First Commonwealth may suspend or discontinue the program at any time.

Quarterly Summary of Financial Data—Unaudited
The unaudited quarterly results of operations for the years ended December 31 are as follows:

	2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$50,420	$51,089	$50,166	$50,506
Interest expense	4,267	4,536	4,783	4,915
Net interest income	46,153	46,553	45,383	45,591
Provision for credit losses	2,575	2,073	3,317	3,231
Net interest income after provision for credit losses	43,578	44,480	42,066	42,360
Net securities gains	500	48	2	—
Other noninterest income	13,387	15,002	17,000	14,920
Other expenses	47,359	41,568	42,396	39,887
Income before income taxes	10,106	17,962	16,672	17,393
Income tax provision	2,377	5,466	4,744	5,093
Net Income	$7,729	$12,496	$11,928	$12,300
Basic Earnings Per Share	$0.08	$0.13	$0.13	$0.13
Diluted Earnings Per Share	0.08	0.13	0.13	0.13
Average shares outstanding	91,591,554	92,567,503	93,794,589	94,543,420
Average shares outstanding assuming dilution	91,598,411	92,578,701	93,811,543	94,568,059

	2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$51,308	$52,308	$50,981	$51,761
Interest expense	5,002	5,079	5,283	6,343
Net interest income	46,306	47,229	45,698	45,418
Provision for credit losses	1,216	2,714	10,800	4,497
Net interest income after provision for credit losses	45,090	44,515	34,898	40,921
Net securities (losses) gains	(1,395)	229	4	4
Other noninterest income	14,659	16,854	14,927	14,881
Other expenses	45,327	40,045	41,998	41,454
Income before income taxes	13,027	21,553	7,831	14,352
Income tax provision	3,768	5,699	2,015	3,799
Net Income	$9,259	$15,854	$5,816	$10,553
Basic Earnings Per Share	$0.10	$0.16	$0.06	$0.11
Diluted Earnings Per Share	0.10	0.16	0.06	0.11
Average shares outstanding	95,119,572	96,194,594	97,564,699	99,288,738
Average shares outstanding assuming dilution	95,138,836	96,208,545	97,577,010	99,305,414

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
Based on First Commonwealth’s evaluation based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that internal control over financial reporting was effective as of December 31, 2014. The effectiveness of First Commonwealth’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
First Commonwealth Financial Corporation
Indiana, Pennsylvania
March 2, 2015

/S/ T. Michael Price	/S/ James R. Reske
T. Michael Price	James R. Reske
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
First Commonwealth Financial Corporation:
We have audited First Commonwealth Financial Corporation’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Commonwealth Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Commonwealth Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
March 2, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
First Commonwealth Financial Corporation:
We have audited the accompanying consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Commonwealth Financial Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of First Commonwealth Financial Corporation’s internal control over financial reporting.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
March 2, 2015

ITEM 9B.    Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information called for by this item concerning the identification, business experience and qualifications of First Commonwealth’s directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 28, 2015 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.
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
There have been no material changes to the procedures by which security holders of First Commonwealth may recommend nominees to First Commonwealth’s Board of Directors since First Commonwealth last disclosed those procedures in its definitive Proxy Statement in connection with the 2014 annual meeting of shareholders.
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
The following table provides information related to our existing equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	15,000	$14.55	4,169,742
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	15,000	$14.55	4,169,742

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

PART IV
ITEM 15.    Exhibits, Financial Statements and Schedules

(A)Documents Filed as Part of this Report
(1)Financial Statements
All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.
(2)    Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A
(3)Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.1 to the current report as Form 8-K filed January 20, 2011

10.1	Amended and Restated Non-Qualified Deferred Compensation Plan (formerly known as the Supplemental Executive Retirement Plan)	Exhibit 10.2 to the annual report on Form 10-K filed March 5, 2012

10.2	Amended and Restated Employment Agreement dated January 1, 2012 entered into among First Commonwealth Financial Corporation, First Commonwealth Bank and T. Michael Price	Exhibit 10.1 to the current report on Form 8-K filed January 5, 2012

10.3	Change of Control Agreement dated December 30, 2011 entered into between FCFC and T. Michael Price	Exhibit 10.3 to the current report on Form 8-K filed January 5, 2012

10.4	First Commonwealth Financial Corporation Incentive Compensation Plan	Annex I to Proxy Statement filed March 16, 2009 relating to the 2009 Annual Meeting of Shareholders

10.5	2013 Annual Incentive Plan	Exhibit 10.1 to the quarterly report on Form 10-Q filed May 8, 2013

10.6	2012-2014 Long-Term Incentive Plan	Exhibit 10.5 to the quarterly report on Form 10-Q filed May 8, 2012

10.7	2013-2015 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 8, 2013

10.8	2014-2016 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 9, 2014

10.9	Form of Restricted Stock Agreement for service-based restricted stock	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2012

10.10	Change of Control Agreement dated December 30, 2011 entered into between FCFC and I. Robert Emmerich	Exhibit 10.12 to the annual report on Form 10-K filed March 5, 2012

10.11	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Leonard V. Lombardi	Exhibit 10.13 to the annual report on Form 10-K filed March 5, 2012

10.12	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Matthew C. Tomb	Exhibit 10.14 to the annual report on Form 10-K filed March 5, 2012

Exhibit Number	Description	Incorporated by Reference to
10.13	Amended and Restated Employment Agreement dated January 1, 2012 among First Commonwealth Financial Corporation, First Commonwealth Bank and T. Michael Price	Exhibit 10.1 to the current report on Form 8-K filed January 5, 2012

10.14	Employment Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.1 to the current report on Form 8-K filed April 10, 2014

10.15	Change of Control Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.3 to the current report on Form 8-K filed April 10, 2014

10.16	Restricted Stock Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.2 to the current report on Form 8-K filed April 10, 2014

10.17	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Norman J. Montgomery	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2013

10.18	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Carrie L. Riggle	Exhibit 10.4 to the quarterly report on Form 10-Q filed May 8, 2013

10.19	Change of Control Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.2 to the quarterly report on Form 10-Q filed August 7, 2013

10.20	Restricted Stock Agreement dated April 1, 2011 entered into between FCFC and I. Robert Emmerich	Exhibit 10.15 to the annual report on Form 10-K filed March 5, 2012

10.21	Restricted Stock Agreement dated January 1, 2012 entered into between FCFC and T. Michael Price	Exhibit 10.2 to the current report on Form 8-K filed January 5, 2012

10.22	Employment Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 7, 2013

10.23	Restricted Stock Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.3 to the quarterly report on Form 10-Q filed August 7, 2013

10.24	Amended and Restated Director Retainer Plan	Exhibit 10.24 to the annual report on Form 10-K filed march 3, 2014

21.10	Subsidiaries of the Registrant	Filed herewith

23.10	Consent of KPMG LLP Independent Registered Public Accounting Firm	Filed herewith

31.10	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.20	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.10	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.20	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description	Incorporated by Reference to
101.00
The following materials from First Commonwealth Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION (Registrant)

By:	/S/ T. Michael Price
T. Michael Price President and Chief Executive Officer

Dated: March 2, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ James G. Barone	Director	March 2, 2015
James G. Barone
	Director	March 2, 2015
Julie A. Caponi
/S/ Ray T. Charley	Director	March 2, 2015
Ray T. Charley
/S/ Gary R. Claus	Director	March 2, 2015
Gary R. Claus
/S/ David S. Dahlmann	Director, Chairman	March 2, 2015
David S. Dahlmann
/S/ Johnston A. Glass	Director	March 2, 2015
Johnston A. Glass
/S/ Jon L. Gorney	Director	March 2, 2015
Jon L. Gorney
/S/ David W. Greenfield	Director	March 2, 2015
David W. Greenfield
/S/ Luke A. Latimer	Director	March 2, 2015
Luke A. Latimer
/S/ James W. Newill	Director	March 2, 2015
James W. Newill
/S/ T. Michael Price	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2015
T. Michael Price
/S/ James R. Reske	Executive Vice President, Chief Financial Officer, and Treasurer	March 2, 2015
James R. Reske
/S/ Laurie S. Singer	Director	March 2, 2015
Laurie S. Singer
/S/ Robert J. Ventura	Director	March 2, 2015
Robert J. Ventura