Form 10-Q
period 2015-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2015-05-08
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of May 8, 2015, was 88,960,268.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2015	December 31, 2014
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$62,161	$72,276
Interest-bearing bank deposits	3,124	2,262
Securities available for sale, at fair value	1,269,285	1,309,819
Securities held to maturity, at amortized cost (Fair value of $30,174 at March 31, 2015)	30,253	—
Other investments	47,076	44,545
Loans held for sale	5,892	2,502
Loans:
Portfolio loans	4,437,601	4,457,308
Allowance for credit losses	(46,697)	(52,051)
Net loans	4,390,904	4,405,257
Premises and equipment, net	64,816	64,989
Other real estate owned	7,025	7,197
Goodwill	161,429	161,429
Amortizing intangibles, net	1,508	1,665
Bank owned life insurance	178,630	177,567
Other assets	109,739	110,777
Total assets	$6,331,842	$6,360,285
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,039,929	$989,027
Interest-bearing	3,253,820	3,326,484
Total deposits	4,293,749	4,315,511
Short-term borrowings	1,125,520	1,105,876
Subordinated debentures	72,167	72,167
Other long-term debt	64,324	89,459
Total long-term debt	136,491	161,626
Other liabilities	63,222	61,127
Total liabilities	5,618,982	5,644,140
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued at March 31, 2015 and December 31, 2014, and 89,656,007 and 91,723,028 shares outstanding at March 31, 2015 and December 31, 2014, respectively	105,563	105,563
Additional paid-in capital	365,874	365,615
Retained earnings	360,841	353,027
Accumulated other comprehensive income (loss), net	2,702	(4,499)
Treasury stock (15,907,448 and 13,840,427 shares at March 31, 2015 and December 31, 2014, respectively)	(122,120)	(103,561)
Total shareholders’ equity	712,860	716,145
Total liabilities and shareholders’ equity	$6,331,842	$6,360,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$42,601	$43,098
Interest and dividends on investments:
Taxable interest	6,817	7,180
Interest exempt from federal income taxes	175	4
Dividends	1,489	222
Interest on bank deposits	3	2
Total interest income	51,085	50,506
Interest Expense
Interest on deposits	2,150	3,507
Interest on short-term borrowings	958	469
Interest on subordinated debentures	569	566
Interest on other long-term debt	236	373
Total interest expense	3,913	4,915
Net Interest Income	47,172	45,591
Provision for credit losses	1,159	3,231
Net Interest Income after Provision for Credit Losses	46,013	42,360
Noninterest Income
Net securities gains	105	—
Trust income	1,421	1,435
Service charges on deposit accounts	3,318	3,792
Insurance and retail brokerage commissions	2,195	1,395
Income from bank owned life insurance	1,354	1,369
Gain on sale of assets	663	1,581
Card related interchange income	3,418	3,366
Other income	1,717	1,982
Total noninterest income	14,191	14,920
Noninterest Expense
Salaries and employee benefits	21,892	21,044
Net occupancy expense	3,911	3,506
Furniture and equipment expense	2,680	5,330
Data processing expense	1,438	1,468
Pennsylvania shares tax expense	794	711
Intangible amortization	156	178
Collection and repossession expense	511	709
Other professional fees and services	930	1,024
FDIC insurance	1,059	1,049
Loss on sale or write-down of assets	262	435
Litigation and operational losses (recoveries)	1,000	(689)
Conversion related expenses	—	354
Other operating expenses	5,221	4,768
Total noninterest expense	39,854	39,887
Income Before Income Taxes	20,350	17,393
Income tax provision	6,129	5,093
Net Income	$14,221	$12,300
Average Shares Outstanding	90,875,724	94,543,420
Average Shares Outstanding Assuming Dilution	90,889,035	94,568,059
Per Share Data:
Basic Earnings per Share	$0.16	$0.13
Diluted Earnings per Share	$0.16	$0.13
Cash Dividends Declared per Common Share	$0.07	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)
Net Income	$14,221	$12,300
Other comprehensive income, before tax expense:
Unrealized holding gains on securities arising during the period	9,980	12,457
Less: reclassification adjustment for gains on securities included in net income	(105)	—
Unrealized holding gains on derivatives arising during the period	1,195	—
Less: reclassification adjustment for losses on derivatives included in net income	5	—
Total other comprehensive income, before tax expense	11,075	12,457
Income tax expense related to items of other comprehensive income	(3,874)	(4,361)
Total other comprehensive income	7,201	8,096
Comprehensive Income	$21,422	$20,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2014	91,723,028	$105,563	$365,615	$353,027	$(4,499)	$(103,561)	$716,145
Net income				14,221			14,221
Other comprehensive income					7,201		7,201
Cash dividends declared ($0.07 per share)				(6,407)			(6,407)
Treasury stock acquired	(2,201,391)					(18,874)	(18,874)
Restricted stock	134,370	—	259	—		315	574
Balance at March 31, 2015	89,656,007	$105,563	$365,874	$360,841	$2,702	$(122,120)	$712,860

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2013	95,245,215	$105,563	$365,333	$334,748	$(20,588)	$(73,359)	$711,697
Net income				12,300			12,300
Other comprehensive income					8,096		8,096
Cash dividends declared ($0.07 per share)				(6,618)			(6,618)
Discount on dividend reinvestment plan purchases			(33)				(33)
Treasury stock acquired	(1,084,958)					(8,941)	(8,941)
Restricted stock	63,626	—	169	—		113	282
Balance at March 31, 2014	94,223,883	$105,563	$365,469	$340,430	$(12,492)	$(82,187)	$716,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Operating Activities	(dollars in thousands)
Net income	$14,221	$12,300
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,159	3,231
Deferred tax expense	4,219	2,646
Depreciation and amortization	1,899	4,310
Net gains on securities and other assets	(267)	(1,086)
Net amortization of premiums and discounts on securities	441	538
Net accretion of premiums and discounts on long term debt	—	(30)
Income from increase in cash surrender value of bank owned life insurance	(1,354)	(1,369)
(Increase) decrease in interest receivable	(127)	689
Mortgage loans originated for sale	(15,382)	—
Proceeds from sale of mortgage loans	15,472	—
Decrease in interest payable	(92)	(163)
Increase in income taxes payable	290	2,231
Other-net	(4,748)	(2,420)
Net cash provided by operating activities	15,731	20,877
Investing Activities
Transactions with securities held to maturity:
Purchases	(29,616)	—
Transactions with securities available for sale:
Proceeds from maturities and redemptions	50,568	101,125
Purchases	(500)	(114,706)
Purchases of FHLB stock	(13,801)	(6,579)
Proceeds from the redemption of FHLB stock	11,270	7,976
Proceeds from bank owned life insurance	291	939
Proceeds from sale of loans	—	716
Proceeds from sale of other assets	1,008	4,443
Net decrease in loans	9,540	26,564
Purchases of premises and equipment	(1,665)	(2,240)
Net cash provided by investing activities	27,095	18,238
Financing Activities
Net increase (decrease) in federal funds purchased	6,000	(500)
Net increase (decrease) in other short-term borrowings	13,644	(53,149)
Net (decrease) increase in deposits	(21,761)	43,955
Repayments of other long-term debt	(25,134)	(87)
Discount on dividend reinvestment plan purchases	—	(33)
Dividends paid	(6,407)	(6,618)
Purchase of treasury stock	(18,421)	(8,708)
Net cash used in financing activities	(52,079)	(25,140)
Net (decrease) increase in cash and cash equivalents	(9,253)	13,975
Cash and cash equivalents at January 1	74,538	77,439
Cash and cash equivalents at March 31	$65,285	$91,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Basis of Presentation
The accounting and reporting policies of First Commonwealth Financial Corporation and its subsidiaries (“First Commonwealth” or the “Company”) conform with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ from those estimates. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of First Commonwealth’s financial position, results of operations, comprehensive income, cash flows and changes in shareholders’ equity as of and for the periods presented.
The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year of 2015. These interim financial statements should be read in conjunction with First Commonwealth’s 2014 Annual Report on Form 10-K.
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

	For the Three Months Ended March 31,
	2015			2014
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$9,980	$(3,491)	$6,489	$12,457	$(4,361)	$8,096
Reclassification adjustment for gains on securities included in net income	(105)	37	(68)	—	—	—
Total unrealized gains on securities	9,875	(3,454)	6,421	12,457	(4,361)	8,096
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	1,195	(418)	777	—	—	—
Reclassification adjustment for losses on derivatives included in net income	5	(2)	3	—	—	—
Total unrealized gains on derivatives	1,200	(420)	780	—	—	—
Total other comprehensive income	$11,075	$(3,874)	$7,201	$12,457	$(4,361)	$8,096

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the three months ended March 31:

	2015				2014
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at December 31	$(4,875)	$300	$76	$(4,499)	$(20,868)	$280	$—	$(20,588)
Other comprehensive income before reclassification adjustment	6,489	—	777	7,266	8,096	—	—	8,096
Amounts reclassified from accumulated other comprehensive (loss) income	(68)	—	3	(65)	—	—	—	—
Net other comprehensive income during the period	6,421	—	780	7,201	8,096	—	—	8,096
Balance at March 31	$1,546	$300	$856	$2,702	$(12,772)	$280	$—	$(12,492)

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest, as well as detail on non-cash investing and financing activities for the three months ended March 31:

	2015	2014
	(dollars in thousands)
Cash paid during the period for:
Interest	$4,004	$5,108
Income taxes	1,500	—
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	797	1,292
Loans transferred from held to maturity to held for sale	3,011	716
Gross increase in market value adjustment to securities available for sale	9,869	12,459
Gross increase in market value adjustment to derivatives	1,200	—
Investments committed to purchase, not settled	637	2,522
Unsettled treasury stock repurchases	453	233
Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2015	2014
Weighted average common shares issued	105,563,455	105,563,455
Average treasury stock shares	(14,503,976)	(10,876,695)
Average unearned nonvested shares	(183,755)	(143,340)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	90,875,724	94,543,420
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	13,311	24,639
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	90,889,035	94,568,059

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the three months ended March 31 because to do so would have been antidilutive.

	2015			2014
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Stock Options	—	$—	$—	15,000	$14.55	$14.55
Restricted Stock	118,390	7.35	9.26	5,601	8.75	9.18

Note 5 Commitments and Contingent Liabilities
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
The following table identifies the notional amount of those instruments at:

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,645,977	$1,635,948
Financial standby letters of credit	27,858	36,075
Performance standby letters of credit	26,490	25,915
Commercial letters of credit	2,584	2,611

The notional amounts outstanding as of March 31, 2015 include amounts issued in 2015 of $1.5 million in performance standby letters of credit. There were no financial standby or commercial letters of credit issued during 2015. A liability of $0.2 million has been recorded as of March 31, 2015 and December 31, 2014, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $3.6 million as of March 31, 2015 and $3.1 million as of December 31, 2014. This liability is reflected in Other liabilities in the Condensed Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal Proceedings
There are no material legal proceedings to which First Commonwealth or its subsidiaries are a party, or of which their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations, financial position, comprehensive income or cash flow of First Commonwealth or its subsidiaries.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$22,578	$2,835	$—	$25,413	$23,344	$2,595	$(3)	$25,936
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	905,895	15,759	(6,402)	915,252	947,635	13,076	(9,830)	950,881
Mortgage-Backed Securities – Commercial	65	1	—	66	72	2	—	74
Other Government-Sponsored Enterprises	260,849	180	(330)	260,699	269,181	4	(1,308)	267,877
Obligations of States and Political Subdivisions	27,060	494	(5)	27,549	27,058	362	(43)	27,377
Corporate Securities	6,680	572	—	7,252	6,682	573	—	7,255
Pooled Trust Preferred Collateralized Debt Obligations	41,868	503	(11,237)	31,134	41,926	309	(13,236)	28,999
Total Debt Securities	1,264,995	20,344	(17,974)	1,267,365	1,315,898	16,921	(24,420)	1,308,399
Equities	1,920	—	—	1,920	1,420	—	—	1,420
Total Securities Available for Sale	$1,266,915	$20,344	$(17,974)	$1,269,285	$1,317,318	$16,921	$(24,420)	$1,309,819

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2015, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$6,800	$6,798
Due after 1 but within 5 years	254,050	253,901
Due after 5 but within 10 years	24,420	24,869
Due after 10 years	51,187	41,066
	336,457	326,634
Mortgage-Backed Securities (a)	928,538	940,731
Total Debt Securities	$1,264,995	$1,267,365

(a)
Mortgage Backed Securities include an amortized cost of $22.6 million and a fair value of $25.4 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $906.0 million and a fair value of $915.3 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the three months ended March 31:

	2015	2014
(dollars in thousands)
Proceeds from sales	$—	$—
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$—	$—
Gross losses	—	—
	—	—
Maturities and impairment
Gross gains	105	—
Gross losses	—	—
Other-than-temporary impairment	—	—
	105	—
Net gains and impairment	$105	$—

Securities available for sale with an estimated fair value of $554.4 million and $563.2 million were pledged as of March 31, 2015 and December 31, 2014, respectively, to secure public deposits and for other purposes required or permitted by law.
Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at March 31, 2015. There were no held to maturity securities at December 31, 2014.

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	$26,315	$—	$(98)	$26,217
Obligations of States and Political Subdivisions	3,938	19	—	3,957
Total Securities Held to Maturity	$30,253	$19	$(98)	$30,174

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	3,938	3,957
	3,938	3,957
Mortgage-Backed Securities (a)	26,315	26,217
Total Debt Securities	$30,253	$30,174

(a)	Mortgage Backed Securities include an amortized cost of $26.3 million and a fair value of $26.2 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $3.3 million were pledged as of March 31, 2015 to secure public deposits and for other purposes required or permitted by law.

Note 7 Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the three months ended March 31, 2015 and 2014, no other-than-temporary impairment charges were recognized.
First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.
We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether we are more likely than not to sell the security. We evaluate whether we are more likely than not to sell debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy, tax position and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, weakness in the U.S. economy, changes in real estate values and additional interest deferrals in our pooled trust preferred collateralized debt obligations. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of FASB ASC Topic 325, “Investments – Other,” and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. If these estimated cash flows indicate that it is probable that an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized in accordance with FASB ASC Topic 320. There is a risk that First Commonwealth will record other-than-temporary impairment charges in the future. See Note 10, “Fair Values of Assets and Liabilities,” for additional information.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the gross unrealized losses and estimated fair values at March 31, 2015 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	84,160	(435)	300,792	(6,065)	384,952	(6,500)
Other Government-Sponsored Enterprises	27,985	(15)	122,833	(315)	150,818	(330)
Obligations of States and Political Subdivisions	878	(5)	—	—	878	(5)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	26,318	(11,237)	26,318	(11,237)
Total Securities	$113,023	$(455)	$449,943	$(17,617)	$562,966	$(18,072)

At March 31, 2015, fixed income securities issued by U.S. Government-sponsored enterprises comprised 38% of total unrealized losses due to changes in market interest rates. Pooled trust preferred collateralized debt obligations accounted for 62% of the unrealized losses due to changes in market interest rates and the illiquid market for this investment type. At March 31, 2015, there are 41 debt securities in an unrealized loss position.
The following table presents the gross unrealized losses and estimated fair values at December 31, 2014 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,318	$(3)	$—	$—	$2,318	$(3)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	111,646	(419)	368,706	(9,411)	480,352	(9,830)
Other Government-Sponsored Enterprises	112,473	(229)	130,401	(1,079)	242,874	(1,308)
Obligation of States and Political Subdivisions	3,146	(43)	—	—	3,146	(43)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	24,356	(13,236)	24,356	(13,236)
Total Securities	$229,583	$(694)	$523,463	$(23,726)	$753,046	$(24,420)
As of March 31, 2015 and December 31, 2014, our corporate securities had an amortized cost and an estimated fair value of $6.7 million and $7.3 million, respectively, and were comprised of single issue trust preferred securities issued primarily by large regional banks. There were no corporate securities in an unrealized loss position as of March 31, 2015 and December 31, 2014. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
As of March 31, 2015, the book value of our pooled trust preferred collateralized debt obligations totaled $41.9 million with an estimated fair value of $31.1 million, which includes securities comprised of 278 banks and other financial institutions. All of our pooled securities are mezzanine tranches, three of which now have no senior class remaining in the issue. The credit rating on all of our issues are below investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of March 31, 2015, after taking into account management’s best estimates of future interest deferrals and defaults, four of our securities had no excess subordination in the tranches we own and five of our securities had excess subordination which ranged from 7% to 56% of the current performing collateral.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information related to our pooled trust preferred collateralized debt obligations as of March 31, 2015:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL IV	Mezzanine	$1,830	$1,324	$(506)	B1/BB	6	18.05%	56.00%
Pre TSL VII	Mezzanine	2,789	3,147	358	Ca/-	14	49.68	—
Pre TSL VIII	Mezzanine	1,984	1,446	(538)	C/C	29	58.01	—
Pre TSL IX	Mezzanine	2,349	1,597	(752)	B3/C	40	28.91	6.61
Pre TSL X	Mezzanine	1,524	1,669	145	Caa1/C	43	31.60	—
Pre TSL XII	Mezzanine	5,559	3,969	(1,590)	B3/C	66	25.23	—
Pre TSL XIII	Mezzanine	12,525	8,870	(3,655)	B3/C	56	25.44	20.85
Pre TSL XIV	Mezzanine	12,876	8,702	(4,174)	Caa1/C	56	25.46	38.55
MMCap I	Mezzanine	432	410	(22)	Ca/C	10	56.11	24.92
Total		$41,868	$31,134	$(10,734)
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
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the three months ended March 31, 2015 and 2014, there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at March 31, 2015. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Credit Analysis – A quarterly credit evaluation is performed for each of the 278 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of March 31, 2015, default probabilities for performing collateral ranged from 0.33% to 75%.

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
Our cash flow analysis as of March 31, 2015, indicates that no credit related other-than-temporary impairment has occurred on our pooled trust preferred securities during the three months ended March 31, 2015. Based upon the analysis performed by management, it is probable that four of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior periods. These securities are identified in the table on page 15 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of March 31, 2015 indicates it is probable that we will collect all contractual principal and interest payments. For four of those securities, PreTSL IX, PreTSL XIII, PreTSL XIV and MMCap I, other-than-temporary impairment charges were recorded in prior periods; however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL IV. Our cash flow analysis as of March 31, 2015, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in the present value of estimated future principal and interest payments exceeding the securities current book value. The excess for each bond of the present value of future cash flows over our current book value ranges from 22% to 147% and will be recognized as an adjustment to yield over the remaining life of these securities. The excess subordination recognized as an adjustment to yield are reflected in the following table as increases in cash flows expected to be collected.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Balance, beginning (a)	$26,246	$27,543
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(321)	(289)
Reduction for debt securities called during the period	(218)	—
Balance, ending	$25,707	$27,254

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
In the first three months of 2015 and 2014, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of March 31, 2015 and 2014, there are no equity securities in an unrealized loss position.
Other Investments
As a member of the FHLB, First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2015 and December 31, 2014, our FHLB stock totaled $47.1 million and $44.5 million, respectively, and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three months ended March 31, 2015.

Note 8 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,066,788	$1,052,109
Real estate construction	107,882	120,785
Residential real estate	1,210,511	1,226,344
Commercial real estate	1,400,276	1,405,256
Loans to individuals	652,144	652,814
Total loans and leases net of unearned income	$4,437,601	$4,457,308

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Quality Information
As part of the on-going monitoring of credit quality within the loan portfolio, the following credit worthiness categories are used in grading our loans:

Pass	Acceptable levels of risk exist in the relationship. Includes all loans not adversely classified as OAEM, substandard or doubtful.

Other Assets Especially Mentioned (OAEM)
Potential weaknesses that deserve management’s close attention. The potential weaknesses may result in deterioration of the repayment prospects or weaken the Company’s credit position at some future date. The credit risk may be relatively minor, yet constitute an undesirable risk in light of the circumstances surrounding the specific credit. No loss of principal or interest is expected.

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
The following tables represent our credit risk profile by creditworthiness:

	March 31, 2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$1,006,516	$107,180	$1,198,876	$1,350,930	$651,883	$4,315,385
Non-Pass
OAEM	31,642	466	1,661	30,054	—	63,823
Substandard	28,630	236	9,974	19,292	261	58,393
Doubtful	—	—	—	—	—	—
Total Non-Pass	60,272	702	11,635	49,346	261	122,216
Total	$1,066,788	$107,882	$1,210,511	$1,400,276	$652,144	$4,437,601

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of March 31, 2015. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of March 31, 2015 and December 31, 2014. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	March 31, 2015
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$292	$320	$149	$18,654	$19,415	$1,047,373	$1,066,788
Real estate construction	—	—	—	236	236	107,646	107,882
Residential real estate	3,815	1,054	2,438	7,583	14,890	1,195,621	1,210,511
Commercial real estate	1,283	124	382	6,831	8,620	1,391,656	1,400,276
Loans to individuals	2,692	612	1,276	261	4,841	647,303	652,144
Total	$8,082	$2,110	$4,245	$33,565	$48,002	$4,389,599	$4,437,601

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
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
Nonaccrual Loans
The previous tables summarize nonaccrual loans by loan segment. The Company generally places loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain, when part of the principal balance has been charged off and no restructuring has occurred, or the loans reach a certain number of days past due. Generally, loans 90 days or more past due are placed on nonaccrual status, except for consumer loans, which are placed in nonaccrual status at 150 days past due.
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
There were $3.0 million of impaired loans held for sale at March 31, 2015. There were no impaired loans held for sale at December 31, 2014. During the three months ended March 31, 2014, $0.7 million of impaired loans were sold at carrying value. No gains were recognized on the sale of impaired loans during the three months ended March 31, 2015 and 2014.
Significant nonaccrual loans as of March 31, 2015, include the following:

•
$9.3 million relationship of commercial and real estate loans to a local water facility construction company. These loans were originated from 2009 to 2013 and were placed in nonaccrual status during the fourth quarter of 2014. A valuation of the collateral was completed during the first quarter of 2015.

•
$6.1 million relationship of commercial industrial loans to a local energy company. These loans were originated from 2008 to 2011 and were placed in nonaccrual status during the third quarter of 2013. One of these loans, totaling $2.4 million, was modified, resulting in TDR classification in the second quarter of 2012. A second of these loans was modified resulting in TDR classification in the first quarter of 2013 and paid in full during the first quarter of 2015. Another portion, totaling $3.1 million, was modified resulting in a TDR classification during the fourth quarter of 2014. During the three

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

months ended March 31, 2015, charge-offs of $3.3 million related to this relationship were recorded. A valuation of the collateral was updated during the first quarter of 2015.
The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of March 31, 2015 and December 31, 2014. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on its period-end allowance position.

	March 31, 2015			December 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$14,650	$20,137		$9,439	$10,937
Real estate construction	236	479		236	476
Residential real estate	9,901	11,749		10,773	12,470
Commercial real estate	7,958	9,317		8,768	10,178
Loans to individuals	318	383		288	337
Subtotal	33,063	42,065		29,504	34,398
With an allowance recorded:
Commercial, financial, agricultural and other	10,829	10,942	3,397	24,826	25,583	9,304
Real estate construction	—	—	—	—	—	—
Residential real estate	992	1,105	165	367	380	56
Commercial real estate	1,311	1,341	267	554	554	101
Loans to individuals	—	—	—	—	—	—
Subtotal	13,132	13,388	3,829	25,747	26,517	9,461
Total	$46,195	$55,453	$3,829	$55,251	$60,915	$9,461

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31,
	2015		2014
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$19,375	$57	$10,953	$17
Real estate construction	239	—	2,438	12
Residential real estate	10,155	38	9,825	49
Commercial real estate	7,711	20	9,498	33
Loans to individuals	307	1	271	1
Subtotal	37,787	116	32,985	112
With an allowance recorded:
Commercial, financial, agricultural and other	10,917	28	17,649	45
Real estate construction	—	—	638	—
Residential real estate	901	3	3,161	8
Commercial real estate	1,323	1	307	1
Loans to individuals	—	—	—	—
Subtotal	13,141	32	21,755	54
Total	$50,928	$148	$54,740	$166

Unfunded commitments related to nonperforming loans were $0.6 million at March 31, 2015 and $46 thousand at December 31, 2014. After consideration of available collateral related to these commitments, a reserve of $14 thousand was established for these off balance sheet exposures at both March 31, 2015 and December 31, 2014.

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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$12,630	$12,584
Nonaccrual status	8,978	16,952
Total	$21,608	$29,536
Commitments
Unused lines of credit	$391	$4,120
At March 31, 2015, $3.0 million of nonaccrual loans considered to be troubled debt restructured loans are excluded from the above table as they are classified as loans held for sale.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three Months Ended March 31, 2015
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$1,498	$—	$—	$1,498	$1,476	$—
Residential real estate	5	—	252	17	269	203	—
Commercial real estate	1	—	—	464	464	449	—
Loans to individuals	1	—	—	18	18	11	—
Total	8	$1,498	$252	$499	$2,249	$2,139	$—

	For the Three Months Ended March 31, 2014
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$60	$—	$—	$60	$60	$29
Residential real estate	13	—	172	517	689	676	5
Commercial real estate	1	—	—	12	12	8	—
Loans to individuals	6	—	31	20	51	47	—
Total	21	$60	$203	$549	$812	$791	$34
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the three months ended March 31, 2015 and 2014, $0.3 million and $0.2 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of reamortization. For both 2015 and 2014 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. There were no restructured loans that were considered to default during the three months ended March 31, 2015 and 2014.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Three Months Ended March 31, 2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$29,627	$2,063	$3,664	$11,881	$4,816	$52,051
Charge-offs	(5,080)	—	(566)	(202)	(1,261)	(7,109)
Recoveries	200	—	96	138	162	596
Provision (credit)	(341)	(535)	193	670	1,172	1,159
Ending Balance	$24,406	$1,528	$3,387	$12,487	$4,889	$46,697
Ending balance: individually evaluated for impairment	$3,397	$—	$165	$267	$—	$3,829
Ending balance: collectively evaluated for impairment	21,009	1,528	3,222	12,220	4,889	42,868
Loans:
Ending balance	1,066,788	107,882	1,210,511	1,400,276	652,144	4,437,601
Ending balance: individually evaluated for impairment	24,586	199	7,071	7,803	—	39,659
Ending balance: collectively evaluated for impairment	1,042,202	107,683	1,203,440	1,392,473	652,144	4,397,942

	For the Three Months Ended March 31, 2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$22,663	$6,600	$7,727	$11,778	$5,457	$54,225
Charge-offs	(1,601)	—	(1,095)	(140)	(810)	(3,646)
Recoveries	85	169	244	20	178	696
Provision (credit)	4,978	(555)	(850)	(539)	197	3,231
Ending Balance	$26,125	$6,214	$6,026	$11,119	$5,022	$54,506
Ending balance: individually evaluated for impairment	$9,886	$74	$496	$47	$—	$10,503
Ending balance: collectively evaluated for impairment	16,239	6,140	5,530	11,072	5,022	44,003
Loans:
Ending balance	1,017,412	95,110	1,240,169	1,290,852	608,670	4,252,213
Ending balance: individually evaluated for impairment	31,730	2,797	9,103	5,773	—	49,403
Ending balance: collectively evaluated for impairment	985,682	92,313	1,231,066	1,285,079	608,670	4,202,810

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 Income Taxes
At March 31, 2015 and December 31, 2014, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2011 through 2013 were open for examination as of March 31, 2015.
Note 10 Fair Values of Assets and Liabilities
FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, requires disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All non-financial assets are included either as a separate line item on the Condensed Consolidated Statements of Financial Condition or in the “Other assets” category of the Condensed Consolidated Statements of Financial Condition. Currently, First Commonwealth does not have any non-financial liabilities to disclose.
FASB ASC Topic 825, “Financial Instruments”, permits entities to irrevocably elect to measure select financial instruments and certain other items at fair value. The unrealized gains and losses are required to be included in earnings each reporting period for the items that fair value measurement is elected. First Commonwealth has elected not to measure any existing financial instruments at fair value under FASB ASC Topic 825; however, in the future we may elect to adopt this guidance for select financial instruments.

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

•
Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes Obligations of U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, corporate securities, FHLB stock, loans held for sale, interest rate derivatives that include interest rate caps, interest rate swaps and risk participation agreements, certain other real estate owned and certain impaired loans.

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
Other Investments are comprised of FHLB stock whose estimated fair value is based on its par value. Additional information on FHLB stock is provided in Note 7, “Impairment of Investment Securities.”
Loans held for sale include residential mortgage loans originated for sale in the secondary mortgage market as well as an impaired commercial loan for which sale was considered an appropriate exit strategy. The estimated fair value for the mortgage loans were determined on the basis of rates obtained in the respective secondary market and the estimated fair value of the commercial loan was determined by market bids obtained from potential buyers.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest rate derivatives are reported at an estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities and consist of interest rate swaps where there is no significant deterioration in the counterparties' (loan customers') credit risk since origination of the interest rate swap as well as interest rate caps and risk participation agreements. First Commonwealth values its interest rate swap and cap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to three months, Eurodollar futures contracts and swap rates from three years to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 11, “Derivatives.”
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2015, we have not realized any losses due to a counterparty's inability to pay any uncollateralized positions.
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

Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies in the United States There has been little or no active trading in these securities since 2009; therefore, it is more appropriate to determine estimated fair value using a discounted cash flow analysis. Detail on our process for determining the appropriate cash flows for this analysis is provided in Note 7, “Impairment of Investment Securities.” The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the pooled trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with ASU 2011-4, the following table provides information related to quantitative inputs and assumptions used in Level 3 fair value measurements.

	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$31,134	Discounted Cash Flow	Probability of default	0% - 100% (17.94%)
			Prepayment rates	0% - 73.77% (5.59%)
			Discount rates	5.25% - 13.00% (a)
Equities	1,920	Par Value	N/A	N/A
Impaired Loans	3,299 (b)	Reserve study	Discount rate	10.00%
			Gas per MCF	$1.88 - $5.27 (c)
			Oil per BBL/d	$55.00 - $90.00 (c)
			NGL per barrel	$15.00 (c)
Other Real Estate Owned	49	Internal Valuation	N/A	N/A

(a)	incorporates spread over risk free rate related primarily to credit quality and illiquidity of securities.

(b)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(c)	unobservable inputs are defined as follows: MCF - million cubic feet; BBL/d - barrels per day; NGL - natural gas liquid.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$25,413	$—	$25,413
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	915,252	—	915,252
Mortgage-Backed Securities - Commercial	—	66	—	66
Other Government-Sponsored Enterprises	—	260,699	—	260,699
Obligations of States and Political Subdivisions	—	27,549	—	27,549
Corporate Securities	—	7,252	—	7,252
Pooled Trust Preferred Collateralized Debt Obligations	—	—	31,134	31,134
Total Debt Securities	—	1,236,231	31,134	1,267,365
Equities	—	—	1,920	1,920
Total Securities Available for Sale	—	1,236,231	33,054	1,269,285
Other Investments	—	47,076	—	47,076
Loans held for sale	—	5,892	—	5,892
Other Assets(a)	—	15,182	—	15,182
Total Assets	$—	$1,304,381	$33,054	$1,337,435
Other Liabilities(a)	$—	$13,823	$—	$13,823
Total Liabilities	$—	$13,823	$—	$13,823

(a)	Hedging and non-hedging interest rate derivatives

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$25,936	$—	$25,936
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	950,881	—	950,881
Mortgage-Backed Securities - Commercial	—	74	—	74
Other Government-Sponsored Enterprises	—	267,877	—	267,877
Obligations of States and Political Subdivisions	—	27,377	—	27,377
Corporate Securities	—	7,255	—	7,255
Pooled Trust Preferred Collateralized Debt Obligations	—	—	28,999	28,999
Total Debt Securities	—	1,279,400	28,999	1,308,399
Equities	—	—	1,420	1,420
Total Securities Available for Sale	—	1,279,400	30,419	1,309,819
Other Investments	—	44,545	—	44,545
Loans Held for Sale	—	2,502	—	2,502
Other Assets(a)	—	11,186	—	11,186
Total Assets	$—	$1,337,633	$30,419	$1,368,052
Other Liabilities(a)	$—	$10,671	$—	$10,671
Total Liabilities	$—	$10,671	$—	$10,671

(a)	Hedging and non-hedging interest rate derivatives

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended March 31, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2015
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total
	(dollars in thousands)
Balance, beginning of period	$28,999	$1,420	$30,419
Total gains or losses
Included in earnings	105	—	105
Included in other comprehensive income	2,620	—	2,620
Purchases, issuances, sales, and settlements
Purchases	—	500	500
Issuances	—	—	—
Sales	—	—	—
Settlements	(590)	—	(590)
Transfers into Level 3	—	—	—
Balance, end of period	$31,134	$1,920	$33,054

	2014
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Total
	(dollars in thousands)
Balance, beginning of period	$23,523	$1,420	$—	$24,943
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	4,743	—	—	4,743
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	(716)	(716)
Settlements	(390)	—	—	(390)
Transfers into Level 3	—	—	716	716
Balance, end of period	$27,876	$1,420	$—	$29,296
During the three months ended March 31, 2015 and 2014, there were no transfers between fair value Levels 1 and 2. During the three months ended March 31, 2015, there were no transfers between fair value Levels 2 and 3. However, $0.7 million of loans were transferred into Level 3 from Level 2 during the three months ended March 31, 2014 due to the loans being transferred to a held for sale status. The loans transferred and subsequently sold related to three nonperforming loan relationships for which this was determined to be the appropriate exit strategy. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at March 31, 2015 and 2014.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets measured at fair value on a non-recurring basis at:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$32,270	$10,095	$42,365
Other real estate owned	—	7,788	49	7,837
Total Assets	$—	$40,058	$10,144	$50,202

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$34,864	$10,926	$45,790
Other real estate owned	—	7,828	153	7,981
Total Assets	$—	$42,692	$11,079	$53,771
The following gains (losses) were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Impaired loans	$(555)	$(3,996)
Other real estate owned	(69)	(363)
Total losses	$(624)	$(4,359)
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
The fair value for other real estate owned determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a book cost of $7.0 million as of March 31, 2015 and consisted primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 12, “Goodwill.” There were no other assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2015.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recurring or non-recurring basis are as discussed above. The methodologies for other financial assets and financial liabilities are discussed below.
Cash and due from banks and interest-bearing bank deposits: The carrying amounts for cash and due from banks and interest-bearing bank deposits approximate the estimated fair values of such assets.
Securities: Fair values for securities available for sale and held to maturity are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Pooled trust preferred collateralized debt obligations values are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. These valuations incorporate certain assumptions and projections in determining the fair value assigned to each instrument. The carrying value of other investments, which includes FHLB stock, is considered a reasonable estimate of fair value.
Loans: The fair values of all loans are estimated by discounting the estimated future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality adjusted for past due and nonperforming loans, which is not an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”
Loans Held for Sale: The estimated fair value of loans held for sale is based on market bids obtained from potential buyers.
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.2 million at March 31, 2015 and December 31, 2014, respectively. See Note 5, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	March 31, 2015
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$62,161	$62,161	$62,161	$—	$—
Interest-bearing deposits	3,124	3,124	3,124	—	—
Securities available for sale	1,269,285	1,269,285	—	1,236,231	33,054
Securities held to maturity	30,253	30,174	—	30,174	—
Other investments	47,076	47,076	—	47,076	—
Loans held for sale	5,892	5,892	—	5,892	—
Loans	4,437,601	4,465,459	—	32,270	4,433,189
Financial liabilities
Deposits	4,293,749	4,297,771	—	4,297,771	—
Short-term borrowings	1,125,520	1,125,524	—	1,125,524	—
Long-term debt	64,324	65,255	—	65,255	—
Subordinated debt	72,167	63,069	—	—	63,069

	December 31, 2014
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$72,276	$72,276	$72,276	$—	$—
Interest-bearing deposits	2,262	2,262	2,262	—	—
Securities available for sale	1,309,819	1,309,819	—	1,279,400	30,419
Other investments	44,545	44,545	—	44,545	—
Loans held for sale	2,502	2,502	—	2,502	—
Loans	4,457,308	4,439,766	—	34,864	4,404,902
Financial liabilities
Deposits	4,315,511	4,319,997	—	4,319,997	—
Short-term borrowings	1,105,876	1,105,867	—	1,105,867	—
Long-term debt	89,459	90,319	—	90,319	—
Subordinated debt	72,167	62,815	—	—	62,815
Note 11 Derivatives
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
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
Derivatives Designated as Hedging Instruments
The Company has entered four interest rate swap contracts which were designated as cash flow hedges. The interest rate swaps have a total notional amount of $200.0 million, $85.0 million with an original maturity of three years and $115.0 million with original maturity of four years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans benchmarked to the 1-month LIBOR rate. Therefore, the interest rate swaps convert the interest payments on the first $200.0 million of 1-month LIBOR based commercial loans into fixed rate payments.
The periodic net settlement of interest rate swaps is recorded as an adjustment to Interest and fees on loans in the Condensed Consolidated Statement of Income. For the three months ended March 31, 2015, there was a $0.4 million impact on interest income as a result of these interest rate swaps. Changes in the fair value of the effective portion of cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in Interest and fees on loans, the same line item in the Condensed Consolidated Statement of Income as the income on the hedged items. The cash flow hedges were highly effective at March 31, 2015, and December 31, 2014, and changes in the fair value attributed to hedge ineffectiveness were not material.
The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(498)	$(268)
Notional Amount:
Interest rate derivatives	286,528	273,388
Interest rate caps	6,375	6,656
Risk participation agreements	109,114	113,624
Sold credit protection on risk participation agreements	(17,827)	(17,296)
Derivatives Designated as Hedging Instruments
Fair value adjustment	1,667	472
Notional Amount - Interest rate derivatives	200,000	100,000

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in Other income on the Condensed Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Non-hedging interest rate derivatives
Decrease in other income	$(230)	$(58)
Hedging interest rate derivatives
Increase in interest and fees on loans	381	—
Increase in other expense	9	—
Note 12 Goodwill
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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of March 31, 2015 and December 31, 2014 was $161.4 million. No impairment charges on goodwill or other intangible assets were incurred in 2015 or 2014.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of March 31, 2015, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, fair value of our assets and liabilities, our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Note 13 New Accounting Pronouncements
In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)," which finalizes Proposed ASU No. 2014-220, and eliminates the concept of extraordinary items from U.S. GAAP. Accordingly, this ASU eliminates FASB ASC Subtopic 225-20, "Income Statement -Extraordinary and Unusual Items", which, until now, required that an entity separately classify, present, and disclose extraordinary events and transactions. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three months ended March 31, 2015 and 2014, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.
Forward-Looking Statements
Certain statements contained in this report that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute “forward-looking statements” as well. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” or words of similar meaning. These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors, including, but not limited to: (1) local, regional, national and international economic conditions and the impact they may have on First Commonwealth and its customers; (2) volatility and disruption in national and international financial markets; (3) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (4) inflation, interest rate, commodity price, securities market and monetary fluctuations; (5) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which First Commonwealth or its customers must comply; (6) the soundness of other financial institutions; (7) political instability; (8) impairment of First Commonwealth’s goodwill or other intangible assets; (9) acts of God or of war or terrorism; (10) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (11) changes in consumer spending, borrowings and savings habits; (12) changes in the financial performance and/or condition of First Commonwealth’s borrowers; (13) technological changes; (14) acquisitions and integration of acquired businesses; (15) First Commonwealth’s ability to attract and retain qualified employees; (16) changes in the competitive environment in First Commonwealth’s markets and among banking organizations and other financial service providers; (17) the ability to increase market share and control expenses; (18) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (19) the reliability of First Commonwealth’s vendors, internal control systems or information systems; (20) the costs and effects of legal and regulatory developments, the resolution of legal proceedings or regulatory or other governmental inquiries, the results of regulatory examinations or reviews and the ability to obtain required regulatory approvals; and (21) other risks and uncertainties described in this report and in the other reports that we file with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 37 for the three months ended March 31, 2015 and 2014.

ITEM 2. Management’s Discussion and Analysis of Financial Condition andResults of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Results of Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Net Income
For the three months ended March 31, 2015, First Commonwealth had net income of $14.2 million, or $0.16 per share, compared to net income of $12.3 million, or $0.13 per share, in the three months ended March 31, 2014. For the three months ended March 31, 2015, the Corporation’s return on average equity was 8.03% and its return on average assets was 0.91%, compared to 6.97% and 0.80%, respectively, for the three months ended March 31, 2014. The increase in net income was primarily the result of a reduction in the provision for credit losses and an increase in net interest income, offset by declines in noninterest income. Noninterest expense remained relatively flat.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $48.0 million in the first three months of 2015, compared to $46.5 million for the same period in 2014. This increase was primarily due to a $1.0 million special dividend on FHLB stock and a $1.4 million decrease in interest expense on time deposits. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income) at 77% and 75% for the three months ended March 31, 2015 and 2014, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.35% for the three months ended March 31, 2015 compared to 3.33% for the three months ended March 31, 2014. The increase in the net interest margin can be attributed to the previously mentioned FHLB dividend, which added 7 basis points to the margin, and a 9 basis point decrease in the cost of interest bearing liabilities, both of which were partially offset by decreased loan yields.

The taxable equivalent yield on interest-earning assets was 3.62% for the three months ended March 31, 2015, a decrease of 6 basis points compared to the 3.68% yield for the same period in 2014. Growth in earning assets has helped to offset the spread compression, as average earning assets for the three months ended March 31, 2015 increased $159.6 million, or 3%, compared to the comparable period in 2014. Investment portfolio purchases during the three months ended March 31, 2015 have been primarily in mortgage-related assets with approximate durations of 36-48 months and municipal securities with a duration of five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities as interest rates rise.
Reductions in the cost of interest-bearing liabilities offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.35% for the three months ended March 31, 2015, compared to 0.44% for the same period in 2014. This decline can be attributed to a 26 basis point decrease in the cost of time deposits as runoff was replaced with lower cost short-term borrowings.
For the three months ended March 31, 2015, changes in interest rates negatively impacted net interest income by $1.1 million when compared with the same period in 2014. The lower yield on interest-earning assets adversely impacted net interest income by $1.2 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $0.2 million. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, growing the loan portfolio and increasing our investment volumes within established interest rate risk management guidelines.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets offset the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $2.6 million in the three months ended March 31, 2015, as compared to the same period in 2014. Higher levels of interest-earning assets resulted in an increase of $1.8 million in interest income, while volume changes decreased interest expense by $0.8 million, primarily as the result of changes in short-term borrowings and time deposits, including brokered deposits.
Net interest income also benefited from a $137.7 million increase in average net free funds at March 31, 2015 as compared to March 31, 2014. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $106.2 million, or 11.9%, in noninterest-bearing demand deposit average balances. Additionally, higher cost time deposits continue to mature and reprice into lower cost deposits or other funding alternatives. Average time deposits for the three months ended March 31, 2015 decreased by $340.8 million compared to the comparable period in 2014.

ITEM 2. Management’s Discussion and Analysis of Financial Condition andResults of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended March 31:

	2015	2014
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$51,085	$50,506
Adjustment to fully taxable equivalent basis	818	877
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	51,903	51,383
Interest expense	3,913	4,915
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$47,990	$46,468

ITEM 2. Management’s Discussion and Analysis of Financial Condition andResults of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the three months ended March 31:

	2015			2014
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$5,205	$3	0.23%	$3,382	$2	0.24%
Tax-free investment securities (e)	27,731	269	3.93	744	7	3.67
Taxable investment securities	1,306,746	8,306	2.58	1,346,791	7,402	2.23
Loans, net of unearned income (b)(c)	4,478,240	43,325	3.92	4,307,373	43,972	4.14
Total interest-earning assets	5,817,922	51,903	3.62	5,658,290	51,383	3.68
Noninterest-earning assets:
Cash	63,048			70,536
Allowance for credit losses	(53,654)			(56,328)
Other assets	531,075			550,481
Total noninterest-earning assets	540,469			564,689
Total Assets	$6,358,391			$6,222,979
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$639,831	$43	0.03%	$637,170	$51	0.03%
Savings deposits (d)	1,861,314	602	0.13	1,920,236	597	0.13
Time deposits	789,272	1,505	0.77	1,130,062	2,859	1.03
Short-term borrowings	1,141,098	958	0.34	653,045	469	0.29
Long-term debt	147,389	805	2.22	216,503	939	1.76
Total interest-bearing liabilities	4,578,904	3,913	0.35	4,557,016	4,915	0.44
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,002,498			896,286
Other liabilities	58,674			53,563
Shareholders’ equity	718,315			716,114
Total Noninterest-Bearing Funding Sources	1,779,487			1,665,963
Total Liabilities and Shareholders’ Equity	$6,358,391			$6,222,979
Net Interest Income and Net Yield on Interest-Earning Assets		$47,990	3.35%		$46,468	3.33%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

(e)	Yield on tax-free investment securities calculated using fully taxable equivalent interest income of $6,728 for the three months ended March 31, 2014.

ITEM 2. Management’s Discussion and Analysis of Financial Condition andResults of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended March 31, 2015 compared with March 31, 2014:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$1	$1	$—
Tax-free investment securities	262	244	18
Taxable investment securities	904	(220)	1,124
Loans	(647)	1,744	(2,391)
Total interest income (b)	520	1,769	(1,249)
Interest-bearing liabilities:
Interest-bearing demand deposits	(8)	—	(8)
Savings deposits	5	(19)	24
Time deposits	(1,354)	(866)	(488)
Short-term borrowings	489	349	140
Long-term debt	(134)	(300)	166
Total interest expense	(1,002)	(836)	(166)
Net interest income	$1,522	$2,605	$(1,083)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of the allowance for credit losses needed for probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period. The provision for credit losses is an amount added to the allowance, against which credit losses are charged.

The table below provides a breakout of the provision for credit losses by loan category for the three months ended March 31:

	2015		2014
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$(341)	(30)%	$4,978	154%
Real estate construction	(535)	(46)	(555)	(17)
Residential real estate	193	17	(850)	(26)
Commercial real estate	670	58	(539)	(17)
Loans to individuals	1,172	101	197	6
Total	$1,159	100%	$3,231	100%
The provision for credit losses for the three months ended March 31, 2015 decreased in comparison to the three months ended March 31, 2014 by $2.1 million, or 64%, as a result of overall improvement in loan portfolio credit metrics. The majority of the 2015 provision expense is attributable to loans to individuals as a result of charge-offs for indirect automobile loans. Also impacting the provision expense for the commercial, financial, and agricultural loan category is $4.2 million in loans transfered to held for sale, which resulted in the release of $1.1 million in specific reserves. Real estate construction reflects a negative provision expense due to a decline in the historical loss factor for this category.
The majority of the 2014 provision expense is attributable to specific reserves for an $8.0 million commercial industrial relationship which was transferred to nonaccrual status during the first quarter 2014.
The allowance for credit losses was $46.7 million, or 1.05%, of total loans outstanding at March 31, 2015, compared to $52.1 million, or 1.17%, at December 31, 2014 and $54.5 million, or 1.28%, at March 31, 2014. The change compared to

ITEM 2. Management’s Discussion and Analysis of Financial Condition andResults of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

December 31, 2014, can be attributed to a $17.9 million, or 13%, decrease in criticized loans, which includes a reduction of $9.1 million, or 16%, in nonperforming loans as well as a $5.6 million decrease in the level of specific reserves held on impaired loans. Nonperforming loans as a percentage of total loans decreased to 1.11% at March 31, 2015 from 1.24% at December 31, 2014 and 1.32% as of March 31, 2014. The allowance to nonperforming loan ratio was 101.09%, 94.21% and 96.98% as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

Below is an analysis of the consolidated allowance for credit losses for the three months ended March 31, 2015 and 2014 and the year-ended December 31, 2014:

	March 31, 2015	March 31, 2014	December 31, 2014
	(dollars in thousands)
Balance, beginning of period	$52,051	$54,225	$54,225
Loans charged off:
Commercial, financial, agricultural and other	5,080	1,601	8,911
Real estate construction	—	—	296
Residential real estate	566	1,095	3,153
Commercial real estate	202	140	1,148
Loans to individuals	1,261	810	3,964
Total loans charged off	7,109	3,646	17,472
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	200	85	734
Real estate construction	—	169	1,340
Residential real estate	96	244	650
Commercial real estate	138	20	612
Loans to individuals	162	178	766
Total recoveries	596	696	4,102
Net credit losses	6,513	2,950	13,370
Provision charged to expense	1,159	3,231	11,196
Balance, end of period	$46,697	$54,506	$52,051

Noninterest Income
The following table presents the components of noninterest income for the three months ended March 31:

	2015	2014	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,421	$1,435	$(14)	(1)%
Service charges on deposit accounts	3,318	3,792	(474)	(13)
Insurance and retail brokerage commissions	2,195	1,395	800	57
Income from bank owned life insurance	1,354	1,369	(15)	(1)
Card related interchange income	3,418	3,366	52	2
Other income	1,717	1,982	(265)	(13)
Subtotal	13,423	13,339	84	1
Net securities gains	105	—	105	N/A
Gain on sale of assets	663	1,581	(918)	(58)
Total noninterest income	$14,191	$14,920	$(729)	(5)%

Noninterest income, excluding net securities gains and gain on sale of assets, increased $0.1 million, or 1%, for the first three months of 2015 compared to 2014. Insurance and retail brokerage commissions increased $0.8 million as a result of increased production and an agency acquisition in the fourth quarter of 2014. Offsetting that increase is a $0.5 million decrease in service

ITEM 2. Management’s Discussion and Analysis of Financial Condition andResults of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

charges on deposit accounts and a $0.3 million decrease in the other income category. The decrease in other income can be attributed to $0.3 million in revenue recognized in 2014 from our registered investment advisory business, which was sold in the first quarter of 2014.
Total noninterest income for the three months ended March 31, 2015 decreased $0.7 million in comparison to the three months ended March 31, 2014. The most significant change includes a $0.9 million decrease in gain on sale of assets as a result of a $1.2 million gain recognized in 2014 from the sale of the Company's registered investment advisory business.

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended March 31:

	2015	2014	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$21,892	$21,044	$848	4%
Net occupancy expense	3,911	3,506	405	12
Furniture and equipment expense - excluding IT conversion	2,680	3,263	(583)	(18)
Data processing expense	1,438	1,468	(30)	(2)
Pennsylvania shares tax expense	794	711	83	12
Intangible amortization	156	178	(22)	(12)
Collection and repossession expense	511	709	(198)	(28)
Other professional fees and services	930	1,024	(94)	(9)
FDIC insurance	1,059	1,049	10	1
Other operating expenses	5,221	4,768	453	10
Subtotal	38,592	37,720	872	2
Loss on sale or write-down of assets	262	435	(173)	(40)
Furniture and equipment expense - related to IT conversion	—	2,067	(2,067)	(100)%
Conversion related expenses	—	354	(354)	(100)%
Litigation and operational losses (recoveries)	1,000	(689)	1,689	(245)%
Total noninterest expense	$39,854	$39,887	$(33)	—%

Noninterest expense, excluding loss on sale or write-down of assets, conversion related expenses and litigation and operational losses, increased $0.9 million, or 2%, for the three months ended March 31, 2015 compared to the same period in 2014. Contributing to the 2015 increases are $0.8 million in salary and employee benefits expense as a result of normal merit increases as well as strategic initiatives such as the launch of the mortgage initiative and the acquisition of an insurance agency. Net occupancy increased $0.4 million due to higher utility and snow removal costs and other operating expense increased $0.5 million as a result of higher reserves required for unfunded loan commitments. Offsetting these increases is a $0.6 million decrease in furniture and equipment expense.

Litigation and operational losses (recoveries) increased $1.7 million for the three months ended March 31, 2015. In the first three months of 2015, $0.8 million in fraud losses recognized in conjunction with several merchant debit card breaches is included in the $1.0 million in operational losses. The negative expense recognized in the three months ended March 31, 2014 is a result of a $0.9 million insurance recovery related to a $3.5 million fraud loss recognized in 2012.

During the third quarter of 2014, First Commonwealth completed a system conversion to the Jack Henry and Associates SilverLake System core processing software and outsourced certain data processing services that had previously been performed in-house. Expenses related to the conversion included accelerated depreciation for data processing hardware and software, early termination charges on previous contracts, and staffing and employment-related charges. During the three months ended March 31, 2014, $2.1 million in accelerated depreciation and $0.4 million in other conversion related expenses were recognized.

ITEM 2. Management’s Discussion and Analysis of Financial Condition andResults of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Income Tax
The provision for income taxes increased $1.0 million for the three months ended March 31, 2015, compared to the corresponding period in 2014. The higher provision for income taxes was the result of a $3.0 million increase in the level of income before taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended March 31, 2015 and 2014.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduced our tax rate below the 35% statutory rate produced an annual effective tax rate of 30.1% and 29.3% for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015, our deferred tax assets totaled $41.6 million. Based on our evaluation as of March 31, 2015, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not needed. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first three months of 2015, liquidity provided from the net increase in short-term borrowings totaled $19.6 million, while the maturity and redemption of investment securities provided $50.6 million. This liquidity provided funds needed to originate loans, purchase investment securities and fund depositor withdrawals.  We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
In order to increase and diversify our funding sources, we participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of March 31, 2015, our maximum borrowing capacity under this program was $947.4 million and as of that date there was $75.2 million outstanding. Also included in this amount is a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of March 31, 2015, our outstanding certificates of deposits from this program have an average weighted rate of 0.22% and an average original term of 86 days.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At March 31, 2015, the borrowing capacity under this program totaled $688.7 million and there were no amounts outstanding.
As of March 31, 2015, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.6 billion and as of that date amounts used against this capacity included $1.0 billion in outstanding borrowings and $28.2 million in letter of credit commitments used for pledging public funds and other non-deposit purposes.
We also have available unused federal funds lines with four correspondent banks. These lines have an aggregate commitment of $170.0 million with $15.0 million outstanding as of March 31, 2015.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of March 31, 2015, there are no amounts outstanding on this line.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition andResults of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Noninterest-bearing demand deposits	$1,039,929	$989,027
Interest-bearing demand deposits	73,112	81,851
Savings deposits	2,462,986	2,402,288
Time deposits	717,722	842,345
Total	$4,293,749	$4,315,511
During the first three months of 2015, total deposits decreased $21.8 million due to a $124.6 million decrease in time deposits partially offset by increases of $52.0 million in interest-bearing demand and savings deposits and $50.9 million in noninterest-bearing deposits. The decrease in time deposits is due to a decline in wholesale certificates of deposits of $74.7 million coupled with a decline in core certificates of deposit of $49.9 million. Wholesale certificates can, at times, offer a more attractive source of incremental funding as they can, depending on market conditions, have a lower incremental cost of funds than traditional certificates of deposit funding.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.75 and 0.69 at March 31, 2015 and December 31, 2014, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

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

The following is the gap analysis as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,227,056	$164,091	$298,847	$2,689,994	$1,431,895	$285,054
Investments	246,141	97,160	139,637	482,938	473,591	379,645
Other interest-earning assets	3,124	—	—	3,124	—	—
Total interest-sensitive assets (ISA)	2,476,321	261,251	438,484	3,176,056	1,905,486	664,699
Certificates of Deposit	195,350	110,173	168,221	473,744	239,782	4,196
Other deposits	2,536,098	—	—	2,536,098	—	—
Borrowings	1,222,822	137	29,877	1,252,836	2,416	6,759
Total interest-sensitive liabilities (ISL)	3,954,270	110,310	198,098	4,262,678	242,198	10,955
Gap	$(1,477,949)	$150,941	$240,386	$(1,086,622)	$1,663,288	$653,744
ISA/ISL	0.63	2.37	2.21	0.75	7.87	60.68
Gap/Total assets	23.34%	2.38%	3.80%	17.16%	26.27%	10.32%

ITEM 2. Management’s Discussion and Analysis of Financial Condition andResults of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	December 31, 2014
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,274,687	$166,818	$294,772	$2,736,277	$1,412,835	$267,876
Investments	52,057	60,708	125,801	238,566	767,521	338,182
Other interest-earning assets	2,262	—	—	2,262	—	—
Total interest-sensitive assets (ISA)	2,329,006	227,526	420,573	2,977,105	2,180,356	606,058
Certificates of Deposit	278,659	114,932	193,346	586,937	251,153	4,255
Other deposits	2,484,139	—	—	2,484,139	—	—
Borrowings	1,203,176	25,135	29,873	1,258,184	2,385	6,931
Total interest-sensitive liabilities (ISL)	3,965,974	140,067	223,219	4,329,260	253,538	11,186
Gap	$(1,636,968)	$87,459	$197,354	$(1,352,155)	$1,926,818	$594,872
ISA/ISL	0.59	1.62	1.88	0.69	8.60	54.18
Gap/Total assets	25.74%	1.38%	3.10%	21.26%	30.29%	9.35%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2015 ($)	$(6,530)	$(2,573)	$(1,157)	$(720)
March 31, 2015 (%)	(3.4)%	(1.4)%	(0.6)%	(0.4)%

December 31, 2014 ($)	$(5,280)	$(1,414)	$211	$869
December 31, 2014 (%)	(2.9)%	(0.8)%	0.1%	0.5%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged utilizing a flat balance sheet.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2015 ($)	$(12,246)	$(7,894)	$(566)	$(215)
March 31, 2015 (%)	(6.4)%	(4.1)%	(0.3)%	(0.1)%

December 31, 2014 ($)	$(11,925)	$(6,532)	$577	$1,511
December 31, 2014 (%)	(6.4)%	(3.5)%	0.3%	0.8%
The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the three months ended March 31, 2015 and 2014, the cost of our interest-bearing liabilities averaged 0.35% and 0.44%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.62% and 3.68%, respectively.
During the second quarter of 2014, the Company analyzed the assumptions used when estimating the volatility of our non-maturity deposits. As a result of this analysis, the duration of our nonmaturity deposits was determined to be 1.4 years longer

ITEM 2. Management’s Discussion and Analysis of Financial Condition andResults of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

than previously modeled and the repricing sensitivity was determined to be 26 basis points less in a 100 basis point increase in interest rates.
During the first quarter of 2015, the Company entered into cash flow interest rate swaps in which we extended the duration of $100.0 million of the $1.3 billion LIBOR based loans in our loan portfolio into fixed interest rates for a period of three or four years. These swaps add two basis points of protection to the net interest margin as a hedge against a prolonged low-rate environment. Please refer to Note 11, "Derivatives", for additional information on interest rate swaps.
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
First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual impaired loans with a balance greater than $0.1 million, loss experience trends and other relevant factors.
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $3.6 million at March 31, 2015 and is classified in "Other liabilities" on the Condensed Consolidated Statements of Financial Condition.
First Commonwealth defines exposure to the Oil and Gas Industry as any borrower who is involved in exploration and production, and any company in the industry supply chain that generates 40% or more of their sales revenue from exploration and production companies.
As of March 31, 2015, the Company had a total of $140.9 million in commitments to the Oil and Gas Industry, with $55.3 million in outstanding loan balances against those commitments. Of this total, commitments of $45.1 million with outstanding balances of $12.2 million are for exploration and production, while $95.7 million in commitments, with outstanding balances of $43.1 million, are related to ancillary businesses.
Two customers account for 77.6% of the loans related to exploration and production and both are pass rated credits. These credit facilities are primarily used to support letters of credit and have little or no usage. Two commercial relationships in this category, totaling $3.9 million, are on non-performing status and have been even before the oil price decline in the third quarter of 2014.
The ancillary businesses sector consist of well services, transportation, and providing equipment and materials to support the oil and gas industry. Two customers, which account for 41.8% of the ancillary business exposure, are bulk transporters of refined product and are not expected to be negatively impacted from lower oil prices. There are four pass rated credits, with total commitments of $43.0 million, in the ancillary business sector that will see some impact from reduced drilling activity due to lower oil and gas prices. The Company will continue to monitor their performance accordingly. One commercial relationship with $2.4 million in outstanding loans for an ancillary business has been on non-performing status since 2012.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first three months of 2015, eight loans totaling $2.2 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans, including held for sale loans, decreased $4.9 million due primarily to the payoff of a $1.4 million commercial industrial loan with a local lumber company and a $1.2 million charge-off on a loan transferred to held for sale. Please refer to Note 8, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

ITEM 2. Management’s Discussion and Analysis of Financial Condition andResults of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

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
Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The probable risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses or a specifically assigned allowance for loan losses are recognized where appropriate.
Nonperforming loans, including loans held for sale, decreased $6.1 million to $49.2 million at March 31, 2015 compared to $55.3 million at December 31, 2014. This decrease is primarily due to a $3.3 million charge-off related to a commercial industrial loan relationship with a local energy company and a $1.4 million payoff related to a commercial relationship with a local lumber company.
The allowance for credit losses as a percentage of nonperforming loans was 101.09% as of March 31, 2015 compared to 94.21% at December 31, 2014 and 96.98% at March 31, 2014. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $3.8 million and general reserves of $42.9 million as of March 31, 2015. Specific reserves decreased $5.6 million from December 31, 2014, and $6.7 million from March 31, 2014. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at March 31, 2015.
Criticized loans totaled $122.2 million at March 31, 2015 and represented 2.8% of the loan portfolio. The level of criticized loans decreased as of March 31, 2015 when compared to December 31, 2014, by $17.9 million, or 12.8%. Classified loans totaled $58.4 million at March 31, 2015 compared to $81.2 million at December 31, 2014, a decrease of $22.8 million,or 28.1%. Delinquency on accruing loans for the same period decreased $4.3 million, or 23.1%, the majority of which are commercial real estate and residential real estate loans.
The allowance for credit losses was $46.7 million at March 31, 2015 or 1.05% of total loans outstanding compared to 1.17% reported at December 31, 2014 and 1.28% at March 31, 2014. General reserves, or the portion of the allowance related to loans which were not specifically evaluated for impairment, as a percentage of non-impaired loans were 0.98% at March 31, 2015 compared to 0.97% at December 31, 2014 and 1.05% at March 31, 2014.

ITEM 2. Management’s Discussion and Analysis of Financial Condition andResults of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	March 31,				December 31, 2014
	2015		2014
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$24,587		$33,353		$25,715
Loans held for sale on a nonaccrual basis	3,011		—		—
Troubled debt restructured loans on nonaccrual basis	8,978		12,327		16,952
Troubled debt restructured loans on accrual basis	12,630		10,523		12,584
Total nonperforming loans	$49,206		$56,203		$55,251
Loans past due 30 to 90 days and still accruing	$10,192		$12,231		$16,163
Loans past due in excess of 90 days and still accruing	$4,245		$2,450		$2,619
Other real estate owned	$7,025		$10,080		$7,197
Loans held for sale at end of period	$5,892		$—		$2,502
Loans outstanding at end of period	$4,437,601		$4,252,213		$4,457,308
Average loans outstanding	$4,478,240	(a)	$4,307,373	(a)	$4,356,566	(b)
Nonperforming loans as a percentage of total loans	1.11%		1.32%		1.24%
Provision for credit losses	$1,159	(a)	$3,231	(a)	$11,196	(b)
Allowance for credit losses	$46,697		$54,506		$52,051
Net charge-offs	$6,513	(a)	$2,950	(a)	$13,370	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.59%		0.28%		0.31%
Provision for credit losses as a percentage of net charge-offs	17.80%	(a)	109.53%	(a)	83.74%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.05%		1.28%		1.17%
Allowance for credit losses as a percentage of nonperforming loans (c)	101.09%		96.98%		94.21%

(a)	For the three-month period ended.

(b)	For the twelve-month period ended.

(c)	Does not include nonperforming loans held for sale.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,066,788	24%	$1,052,109	24%
Real estate construction	107,882	2	120,785	3
Residential real estate	1,210,511	27	1,226,344	27
Commercial real estate	1,400,276	32	1,405,256	31
Loans to individuals	652,144	15	652,814	15
Total loans and leases net of unearned income	$4,437,601	100%	$4,457,308	100%
During the three months ended March 31, 2015, loans decreased $19.7 million, or less than 1%, compared to balances outstanding at December 31, 2014. Declines in real estate construction loans can be attributed to the completion and movement to permanent financing of several projects. The decline in residential real estate loans is the result of continued runoff in our mortgage portfolio, as many of the loans originated by our mortgage banking area are sold in the secondary market.
Net charge-offs for the three months ended March 31, 2015 totaled $6.5 million compared to $3.0 million for the three months ended March 31, 2014. The most significant charge-offs during the three months ended March 31, 2015 include a $3.3 million partial charge-off of two commercial industrial loans related to a local energy company and a $1.2 million charge-off of a

ITEM 2. Management’s Discussion and Analysis of Financial Condition andResults of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

commercial relationship that was transferred to loans held for sale. During the three months ended March 31, 2014, the most significant charge-offs included $1.9 million recognized on two commercial loans and 16 consumer loan relationships.

	For the Three Months Ended March 31, 2015			As of March 31, 2015
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$4,880	74.93%	0.44%	$25,479	55.16%	0.57%
Real estate construction	—	—	—	236	0.51	0.01
Residential real estate	470	7.22	0.04	10,893	23.58	0.24
Commercial real estate	64	0.98	0.01	9,269	20.06	0.21
Loans to individuals	1,099	16.87	0.10	318	0.69	0.01
Total loans, net of unearned income	$6,513	100.00%	0.59%	$46,195	100.00%	1.04%
As the above table illustrates, commercial, financial, agricultural and other, residential real estate and commercial real estate loans represented a significant portion of the nonperforming loans as of March 31, 2015. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At March 31, 2015, shareholders’ equity was $712.9 million, a decrease of $3.3 million from December 31, 2014. The decrease was primarily the result of $18.9 million of common stock repurchases and $6.4 million of dividends paid to shareholders offset by $14.2 million in net income and increases of $7.2 million in the fair value of available for sale investments. Cash dividends declared per common share were $0.07 for the three months ended March 31, 2015 and 2014.
First Commonwealth and First Commonwealth Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Commonwealth’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Commonwealth and First Commonwealth Bank must meet specific capital guidelines that involve quantitative measures of First Commonwealth’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. First Commonwealth’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.
First Commonwealth maintains capital to absorb unexpected losses. In order to provide assurance that our capital levels are adequate for our risk exposure we test our capital position under several stress scenarios on a bi-annual basis. This analysis is subject to Board of Director review and approval. Our most recent capital stress test was completed in December 2014.
Effective January 1, 2015, the Company is subject to the new regulatory risk-based capital rules adopted by the federal banking agencies implementing Basel III. The most significant changes include higher minimum capital requirements, as the minimum Tier I capital ratio increased from 4.0% to 6.0% and the establishment of a new common equity Tier I capital ratio with a minimum level of 4.5%. Additionally, the new rules improve the quality of capital by providing stricter eligibility criteria for regulatory capital instruments and provide for a phase-in, beginning January 1, 2016, of a capital conservation buffer of 2.5% of risk-weighted assets. This buffer provides a requirement to hold common equity Tier 1 capital above the minimum risk-based capital requirements, resulting in an effective common equity Tier I risk-weighted asset minimum ratio of 7% on a fully phased-in basis.
The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Company elected to retain this treatment, which reduces the volatility of regulatory capital levels.
As of March 31, 2015, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules all on a fully phased in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I as set forth in the table below:

ITEM 2. Management’s Discussion and Analysis of Financial Condition andResults of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$664,239	12.32%	$431,185	8.00%	$565,931	10.50%	$538,982	10.00%
First Commonwealth Bank	633,774	11.76	431,125	8.00	565,851	10.50	538,906	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$613,956	11.39%	$323,389	6.00%	$458,134	8.50%	$431,185	8.00%
First Commonwealth Bank	583,491	10.83	323,344	6.00	458,070	8.50	431,125	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$613,956	9.92%	$247,625	4.00%	$247,625	4.00%	$309,532	5.00%
First Commonwealth Bank	583,491	9.44	247,139	4.00	247,139	4.00	308,924	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$543,956	10.09%	$242,542	4.50%	$377,287	7.00%	$350,338	6.50%
First Commonwealth Bank	516,539	9.58	242,508	4.50	377,234	7.00	350,289	6.50
Total Capital ratios for First Commonwealth and First Commonwealth Bank decreased 47 and 72 basis points, respectively compared to December 31, 2014. For the same period, Tier I Capital ratios decreased 34 and 58 basis points, respectively. The impact of the new capital rules on risk weighted assets resulted in decreases in the Total Capital ratio of First Commonwealth and First Commonwealth Bank of 26 and 41 basis points and decreases in the Tier I ratio of 13 and 27 basis points, respectively. Changes to capital, including net income, dividends paid and the common stock repurchase program also contributed to the change in these ratios.
On January 27, 2015, First Commonwealth's Board of Directors authorized a $25.0 million common stock repurchase program. As of March 31, 2015, First Commonwealth had repurchased 2,171,403 shares at an average price of $8.57 per share under this program.
On April 28, 2015, First Commonwealth Financial Corporation declared a quarterly dividend of $0.07 per share payable on May 22, 2015 to shareholders of record as of May 8, 2015. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

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

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	LEGAL PROCEEDINGS
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

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 27, 2015, an additional share repurchase program was authorized for up to $25.0 million in shares of the Company’s common stock. The following table details the amount of shares repurchased under this program during the first quarter of 2015:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
January 31, 2015	93,844	$8.19	75,000	3,093,466
February 28, 2015	1,240,277	8.50	1,229,133	1,650,088
March 31, 2015	867,270	8.72	867,270	717,756
Total	2,201,391	$8.57	2,171,403

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $7.89 at January 31, 2015, $8.48 at February 28, 2015 and $9.00 at March 31, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	2015 Annual Incentive Plan	Filed herewith

10.2	2015-2017 Long-Term Incentive Plan	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: May 8, 2015	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: May 8, 2015	/s/ James R. Reske
James R. Reske Executive Vice President and Chief Financial Officer