Form 10-Q
period 2015-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2015-08-07
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of August 7, 2015, was 88,961,268.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2015	December 31, 2014
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$64,321	$72,276
Interest-bearing bank deposits	3,120	2,262
Securities available for sale, at fair value	1,089,725	1,309,819
Securities held to maturity, at amortized cost (Fair value of $130,454 at June 30, 2015)	131,780	—
Other investments	53,347	44,545
Loans held for sale	9,817	2,502
Loans:
Portfolio loans	4,490,854	4,457,308
Allowance for credit losses	(45,344)	(52,051)
Net loans	4,445,510	4,405,257
Premises and equipment, net	63,404	64,989
Other real estate owned	6,539	7,197
Goodwill	161,429	161,429
Amortizing intangibles, net	1,352	1,665
Bank owned life insurance	180,005	177,567
Other assets	106,379	110,777
Total assets	$6,316,728	$6,360,285
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,068,230	$989,027
Interest-bearing	3,141,877	3,326,484
Total deposits	4,210,107	4,315,511
Short-term borrowings	1,231,917	1,105,876
Subordinated debentures	72,167	72,167
Other long-term debt	39,189	89,459
Total long-term debt	111,356	161,626
Other liabilities	52,142	61,127
Total liabilities	5,605,522	5,644,140
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued at June 30, 2015 and December 31, 2014, and 88,960,268 and 91,723,028 shares outstanding at June 30, 2015 and December 31, 2014, respectively	105,563	105,563
Additional paid-in capital	365,933	365,615
Retained earnings	368,060	353,027
Accumulated other comprehensive loss, net	(140)	(4,499)
Treasury stock (16,603,187 and 13,840,427 shares at June 30, 2015 and December 31, 2014, respectively)	(128,210)	(103,561)
Total shareholders’ equity	711,206	716,145
Total liabilities and shareholders’ equity	$6,316,728	$6,360,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$42,650	$42,192	$85,251	$85,290
Interest and dividends on investments:
Taxable interest	6,735	7,334	13,552	14,514
Interest exempt from federal income taxes	210	64	385	68
Dividends	553	574	2,042	796
Interest on bank deposits	2	2	5	4
Total interest income	50,150	50,166	101,235	100,672
Interest Expense
Interest on deposits	1,880	3,416	4,030	6,923
Interest on short-term borrowings	1,116	477	2,074	946
Interest on subordinated debentures	579	571	1,148	1,137
Interest on other long-term debt	205	319	441	692
Total interest expense	3,780	4,783	7,693	9,698
Net Interest Income	46,370	45,383	93,542	90,974
Provision for credit losses	3,038	3,317	4,197	6,548
Net Interest Income after Provision for Credit Losses	43,332	42,066	89,345	84,426
Noninterest Income
Net securities gains	20	2	125	2
Trust income	1,476	1,474	2,897	2,909
Service charges on deposit accounts	3,872	4,141	7,190	7,933
Insurance and retail brokerage commissions	2,178	1,600	4,373	2,995
Income from bank owned life insurance	1,378	1,432	2,732	2,801
Gain on sale of loans	627	76	1,066	76
Gain on sale of other assets	354	2,089	578	3,670
Card related interchange income	3,729	3,655	7,147	7,021
Other income	2,713	2,533	4,430	4,515
Total noninterest income	16,347	17,002	30,538	31,922
Noninterest Expense
Salaries and employee benefits	22,001	21,897	43,893	42,941
Net occupancy expense	3,316	3,283	7,227	6,789
Furniture and equipment expense	2,630	5,249	5,310	10,579
Data processing expense	1,509	1,542	2,947	3,010
Pennsylvania shares tax expense	1,110	1,038	1,904	1,749
Intangible amortization	156	178	312	356
Collection and repossession expense	917	449	1,428	1,158
Other professional fees and services	945	691	1,875	1,715
FDIC insurance	1,025	1,051	2,084	2,100
Loss on sale or write-down of assets	1,635	745	1,897	1,180
Operational losses (recoveries)	323	229	1,323	(460)
Conversion related expenses	—	539	—	893
Other operating expenses	5,067	5,505	10,288	10,273
Total noninterest expense	40,634	42,396	80,488	82,283
Income Before Income Taxes	19,045	16,672	39,395	34,065
Income tax provision	5,598	4,744	11,727	9,837
Net Income	$13,447	$11,928	$27,668	$24,228
Average Shares Outstanding	88,922,392	93,794,589	89,893,662	94,166,936
Average Shares Outstanding Assuming Dilution	88,939,003	93,811,543	89,903,550	94,177,831
Per Share Data:
Basic Earnings per Share	$0.15	$0.13	$0.31	$0.26
Diluted Earnings per Share	$0.15	$0.13	$0.31	$0.26
Cash Dividends Declared per Common Share	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net Income	$13,447	$11,928	$27,668	$24,228
Other comprehensive (loss) income, before tax benefit (expense):
Unrealized holding (losses) gains on securities arising during the period	(3,814)	9,950	6,166	22,407
Less: reclassification adjustment for gains on securities included in net income	(20)	(2)	(125)	(2)
Unrealized holding (losses) gains on derivatives arising during the period	(527)	—	668	—
Less: reclassification adjustment for gains on derivatives included in net income	(11)	—	(6)	—
Total other comprehensive (loss) income, before tax benefit (expense)	(4,372)	9,948	6,703	22,405
Income tax benefit (expense) related to items of other comprehensive (loss) income	1,530	(3,478)	(2,344)	(7,839)
Total other comprehensive (loss) income	(2,842)	6,470	4,359	14,566
Comprehensive Income	$10,605	$18,398	$32,027	$38,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2014	91,723,028	$105,563	$365,615	$353,027	$(4,499)	$(103,561)	$716,145
Net income				27,668			27,668
Other comprehensive income					4,359		4,359
Cash dividends declared ($0.14 per share)				(12,635)			(12,635)
Treasury stock acquired	(2,918,066)					(25,383)	(25,383)
Treasury stock reissued	20,936		32	—		160	192
Restricted stock	134,370	—	286	—		574	860
Balance at June 30, 2015	88,960,268	$105,563	$365,933	$368,060	$(140)	$(128,210)	$711,206

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2013	95,245,215	$105,563	$365,333	$334,748	$(20,588)	$(73,359)	$711,697
Net income				24,228			24,228
Other comprehensive income					14,566		14,566
Cash dividends declared ($0.14 per share)				(13,205)			(13,205)
Discount on dividend reinvestment plan purchases			(65)				(65)
Treasury stock acquired	(1,603,350)					(13,407)	(13,407)
Treasury stock reissued	21,960		35	—		157	192
Restricted stock	88,987	—	247	—		251	498
Balance at June 30, 2014	93,752,812	$105,563	$365,550	$345,771	$(6,022)	$(86,358)	$724,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Operating Activities	(dollars in thousands)
Net income	$27,668	$24,228
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,197	6,548
Deferred tax expense	7,102	4,918
Depreciation and amortization	3,802	8,436
Net gains on securities and other assets	(235)	(2,843)
Net amortization of premiums and discounts on securities	1,151	1,000
Net accretion of premiums and discounts on long term debt	—	(37)
Income from increase in cash surrender value of bank owned life insurance	(2,732)	(2,576)
Decrease in interest receivable	74	668
Mortgage loans originated for sale	(39,941)	—
Proceeds from sale of mortgage loans	36,079	—
Decrease in interest payable	(200)	(288)
Increase in income taxes payable	503	998
Other-net	(14,817)	5,685
Net cash provided by operating activities	22,651	46,737
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	1,115	—
Purchases	(131,145)	—
Transactions with securities available for sale:
Proceeds from maturities and redemptions	235,971	152,846
Purchases	(10,800)	(153,310)
Purchases of FHLB stock	(29,251)	(18,659)
Proceeds from the redemption of FHLB stock	20,449	10,025
Proceeds from bank owned life insurance	294	939
Proceeds from sale of loans	102	3,112
Proceeds from sale of other assets	2,282	9,500
Net increase in loans	(48,785)	(66,085)
Purchases of premises and equipment	(2,521)	(6,229)
Net cash provided by (used in) investing activities	37,711	(67,861)
Financing Activities
Net increase in federal funds purchased	15,000	13,000
Net increase in other short-term borrowings	111,041	206,259
Net decrease in deposits	(105,404)	(143,441)
Repayments of other long-term debt	(50,270)	(7,675)
Discount on dividend reinvestment plan purchases	—	(65)
Dividends paid	(12,635)	(13,205)
Proceeds from reissuance of treasury stock	192	192
Purchase of treasury stock	(25,383)	(13,369)
Net cash (used in) provided by financing activities	(67,459)	41,696
Net (decrease) increase in cash and cash equivalents	(7,097)	20,572
Cash and cash equivalents at January 1	74,538	77,439
Cash and cash equivalents at June 30	$67,441	$98,011

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
The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year of 2015. These interim financial statements should be read in conjunction with First Commonwealth’s 2014 Annual Report on Form 10-K.
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

	For the Six Months Ended June 30,
	2015			2014
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$6,166	$(2,156)	$4,010	$22,407	$(7,840)	$14,567
Reclassification adjustment for gains on securities included in net income	(125)	44	(81)	(2)	1	(1)
Total unrealized gains on securities	6,041	(2,112)	3,929	22,405	(7,839)	14,566
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	668	(234)	434	—	—	—
Reclassification adjustment for gains on derivatives included in net income	(6)	2	(4)	—	—	—
Total unrealized losses on derivatives	662	(232)	430	—	—	—
Total other comprehensive income	$6,703	$(2,344)	$4,359	$22,405	$(7,839)	$14,566

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2015			2014
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(3,814)	$1,335	$(2,479)	$9,950	$(3,479)	$6,471
Reclassification adjustment for gains on securities included in net income	(20)	7	(13)	(2)	1	(1)
Total unrealized (losses) gains on securities	(3,834)	1,342	(2,492)	9,948	(3,478)	6,470
Unrealized losses on derivatives:
Unrealized holding losses on derivatives arising during the period	(527)	184	(343)	—	—	—
Reclassification adjustment for gains on derivatives included in net income	(11)	4	(7)	—	—	—
Total unrealized losses on derivatives	(538)	188	(350)	—	—	—
Total other comprehensive (loss) income	$(4,372)	$1,530	$(2,842)	$9,948	$(3,478)	$6,470

The following table details the change in components of OCI for the six months ended June 30:

	2015				2014
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at December 31	$(4,875)	$76	$300	$(4,499)	$(20,868)	$280	$—	$(20,588)
Other comprehensive income before reclassification adjustment	4,010	—	434	4,444	14,567	—	—	14,567
Amounts reclassified from accumulated other comprehensive (loss) income	(81)	—	(4)	(85)	(1)	—	—	(1)
Net other comprehensive income during the period	3,929	—	430	4,359	14,566	—	—	14,566
Balance at June 30	$(946)	$76	$730	$(140)	$(6,302)	$280	$—	$(6,022)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest, as well as detail on non-cash investing and financing activities for the six months ended June 30:

	2015	2014
	(dollars in thousands)
Cash paid during the period for:
Interest	$7,893	$10,024
Income taxes	4,000	3,700
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	2,315	2,726
Loans transferred from held to maturity to held for sale	3,071	3,035
Gross increase in market value adjustment to securities available for sale	6,036	22,397
Gross increase in market value adjustment to derivatives	662	—
Investments committed to purchase, not settled	1,817	2,732
Unsettled treasury stock repurchases	—	38
Proceeds from death benefit on bank-owned life insurance not received	—	1,062
Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average common shares issued	105,563,455	105,563,455	105,563,455	105,563,455
Average treasury stock shares	(16,445,760)	(11,584,636)	(15,480,232)	(11,232,622)
Average unearned nonvested shares	(195,303)	(184,230)	(189,561)	(163,897)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	88,922,392	93,794,589	89,893,662	94,166,936
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	16,611	16,954	9,888	10,895
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	—
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	88,939,003	93,811,543	89,903,550	94,177,831
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the six months ended June 30 because to do so would have been antidilutive.

	2015			2014
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Stock Options	—	$—	$—	15,000	$14.55	$14.55
Restricted Stock	146,933	5.26	9.26	93,268	5.96	9.18

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
The following table identifies the notional amount of those instruments at:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,610,767	$1,635,948
Financial standby letters of credit	26,287	36,075
Performance standby letters of credit	25,878	25,915
Commercial letters of credit	2,146	2,611

The notional amounts outstanding as of June 30, 2015 include amounts issued in 2015 of $7.8 million in financial standby letters of credit and $1.8 million in performance standby letters of credit. There have been no commercial letters of credit issued during 2015. A liability of $0.2 million has been recorded as of June 30, 2015 and December 31, 2014, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $3.8 million as of June 30, 2015 and $3.1 million as of December 31, 2014. This liability is reflected in "Other liabilities" in the Condensed Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$21,846	$2,516	$(24)	$24,338	$23,344	$2,595	$(3)	$25,936
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	860,816	10,799	(8,715)	862,900	947,635	13,076	(9,830)	950,881
Mortgage-Backed Securities – Commercial	58	1	—	59	72	2	—	74
Other Government-Sponsored Enterprises	135,852	5	(228)	135,629	269,181	4	(1,308)	267,877
Obligations of States and Political Subdivisions	27,062	176	(173)	27,065	27,058	362	(43)	27,377
Corporate Securities	1,892	401	—	2,293	6,682	573	—	7,255
Pooled Trust Preferred Collateralized Debt Obligations	41,745	1,055	(7,279)	35,521	41,926	309	(13,236)	28,999
Total Debt Securities	1,089,271	14,953	(16,419)	1,087,805	1,315,898	16,921	(24,420)	1,308,399
Equities	1,920	—	—	1,920	1,420	—	—	1,420
Total Securities Available for Sale	$1,091,191	$14,953	$(16,419)	$1,089,725	$1,317,318	$16,921	$(24,420)	$1,309,819

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2015, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$3,000	$2,999
Due after 1 but within 5 years	132,852	132,629
Due after 5 but within 10 years	25,655	25,676
Due after 10 years	45,044	39,204
	206,551	200,508
Mortgage-Backed Securities (a)	882,720	887,297
Total Debt Securities	$1,089,271	$1,087,805

(a)
Mortgage Backed Securities include an amortized cost of $21.8 million and a fair value of $24.3 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $860.9 million and a fair value of $863.0 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the six months ended June 30:

	2015	2014
	(dollars in thousands)
Proceeds from sales	$—	$—
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$105	$—
Gross losses	—	—
	105	—
Maturities and impairment
Gross gains	20	2
Gross losses	—	—
Other-than-temporary impairment	—	—
	20	2
Net gains and impairment	$125	$2

Securities available for sale with an estimated fair value of $530.5 million and $563.2 million were pledged as of June 30, 2015 and December 31, 2014, respectively, to secure public deposits and for other purposes required or permitted by law.
Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at June 30, 2015. There were no held to maturity securities at December 31, 2014.

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	$118,762	$—	$(1,117)	$117,645
Obligations of States and Political Subdivisions	13,018	5	(214)	12,809
Total Securities Held to Maturity	$131,780	$5	$(1,331)	$130,454

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	8,061	7,964
Due after 10 years	4,957	4,845
	13,018	12,809
Mortgage-Backed Securities (a)	118,762	117,645
Total Debt Securities	$131,780	$130,454

(a)	Mortgage Backed Securities include an amortized cost of $118.8 million and a fair value of $117.6 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $11.2 million were pledged as of June 30, 2015 to secure public deposits and for other purposes required or permitted by law.

Note 7 Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings, while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the six months ended June 30, 2015 and 2014, no other-than-temporary impairment charges were recognized.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the gross unrealized losses and estimated fair values at June 30, 2015 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,243	$(24)	$—	$—	$2,243	$(24)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	225,033	(2,057)	287,128	(7,775)	512,161	(9,832)
Other Government-Sponsored Enterprises	6,793	(7)	119,429	(221)	126,222	(228)
Obligations of States and Political Subdivisions	21,116	(387)	—	—	21,116	(387)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	29,859	(7,279)	29,859	(7,279)
Total Securities	$255,185	$(2,475)	$436,416	$(15,275)	$691,601	$(17,750)

At June 30, 2015, fixed income securities issued by U.S. Government-sponsored enterprises comprised 57% of total unrealized losses due to changes in market interest rates. Pooled trust preferred collateralized debt obligations accounted for 41% of the unrealized losses primarily due to the illiquid market for this investment type. Obligations of U.S. Government agencies and obligations of state and political subdivisions account for the remaining 2% of total unrealized losses as a result of changes in market interest rates. At June 30, 2015, there are 70 debt securities in an unrealized loss position.
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
As of June 30, 2015, our corporate securities had an amortized cost and an estimated fair value of $1.9 million and $2.3 million, respectively. As of December 31, 2014, our corporate securities had an amortized cost and estimated fair value of $6.7 million and $7.3 million, respectively. Corporate securities are comprised of single issue trust preferred securities issued primarily by large regional banks. There were no corporate securities in an unrealized loss position as of June 30, 2015 and December 31, 2014. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
As of June 30, 2015, the book value of our pooled trust preferred collateralized debt obligations totaled $41.7 million with an estimated fair value of $35.5 million, which includes securities comprised of 275 banks and other financial institutions. All of our pooled securities are mezzanine tranches, three of which now have no senior class remaining in the issue. The credit rating on all of our issues are below investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consisted of a security issued by any one institution. As of June 30, 2015, after taking into account management’s best estimates of future interest deferrals and defaults, four of our securities had no excess subordination in the tranches we own and five of our securities had excess subordination which ranged from 11% to 84% of the current performing collateral.

The following table provides information related to our pooled trust preferred collateralized debt obligations as of June 30, 2015:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL IV	Mezzanine	$1,830	$1,331	$(499)	B1/BB	6	18.05%	57.14%
Pre TSL VII	Mezzanine	2,847	3,478	631	Ca/-	14	49.68	—
Pre TSL VIII	Mezzanine	1,982	1,791	(191)	C/C	29	58.01	—
Pre TSL IX	Mezzanine	2,358	1,906	(452)	B1/C	38	28.14	10.73
Pre TSL X	Mezzanine	1,553	1,889	336	Caa1/C	43	31.60	—
Pre TSL XII	Mezzanine	5,599	4,502	(1,097)	B3/C	66	23.76	—
Pre TSL XIII	Mezzanine	12,585	10,638	(1,947)	B3/C	56	25.64	37.87
Pre TSL XIV	Mezzanine	12,784	9,691	(3,093)	Caa1/CC	56	23.17	47.33
MMCap I	Mezzanine	207	295	88	Ca/C	8	58.11	84.18
Total		$41,745	$35,521	$(6,224)
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
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the six months ended June 30, 2015 and 2014, there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments, we determine a credit-related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit-related impairment. A discounted cash flow analysis provides the best estimate of credit-related other-than-temporary impairment for these securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at June 30, 2015. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

Results of a discounted cash flow test are significantly affected by other variables, such as the estimate of future cash flows, credit worthiness of the underlying banks and determination of probability of default of the underlying collateral. The following provides additional information for each of these variables:

•
Estimate of Future Cash Flows – Cash flows are constructed in an INTEX cash flow model which includes each deal’s structural features. Projected cash flows include prepayment assumptions, which are dependent on the issuer's asset size and coupon rate. For collateral issued by financial institutions over $15 billion in asset size with a coupon over 7%, a 100% prepayment rate is assumed. Financial institutions over $15 billion with a coupon of 7% or under are assigned a prepayment rate of 40% for two years and 2% thereafter. Financial institutions with assets between $2 billion and $15 billion with coupons over 7% are assigned a 5% prepayment rate. For financial institutions below $2 billion, if the coupon is over 10%, a prepayment rate of 5% is assumed and for all other issuers, there is no prepayment assumption incorporated

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

into the cash flows. The modeled cash flows are then used to estimate if all the scheduled principal and interest payments of our investments will be returned.

•
Credit Analysis – A quarterly credit evaluation is performed for each of the 275 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of June 30, 2015, default probabilities for performing collateral ranged from 0.33% to 75%.

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
In addition to the above factors, our evaluation of impairment also includes a stress test analysis which provides an estimate of excess subordination for each tranche. We stress the cash flows of each pool by increasing current default assumptions to the level of defaults that results in an adverse change in estimated cash flows. This stressed breakpoint is then used to calculate excess subordination levels for each pooled trust preferred security. The results of the stress test allow management to identify those pools that are at a greater risk for a future break in cash flows so that we can monitor banks in those pools more closely for potential deterioration of credit quality.
Our cash flow analysis as of June 30, 2015, indicates that no credit-related other-than-temporary impairment has occurred on our pooled trust preferred securities during the six months ended June 30, 2015. Based upon the analysis performed by management, it is probable that four of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior periods. These securities are identified in the table on page 16 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of June 30, 2015 indicates it is probable that we will collect all contractual principal and interest payments. For four of those securities, PreTSL IX, PreTSL XIII, PreTSL XIV and MMCap I, other-than-temporary impairment charges were recorded in prior periods; however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL IV. Our cash flow analysis as of June 30, 2015, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in the present value of estimated future principal and interest payments exceeding the securities' current book value. The excess for each bond of the present value of future cash flows over our current book value ranges from 21% to 141% and will be recognized as an adjustment to yield over the remaining life of these securities. The excess subordination recognized as an adjustment to yield is reflected in the following table as increases in cash flows expected to be collected.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Balance, beginning (a)	$25,707	$27,254	$26,246	$27,543
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(341)	(412)	(662)	(701)
Reduction for debt securities called during the period	—	—	(218)	—
Balance, ending	$25,366	$26,842	$25,366	$26,842

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
In the first six months of 2015 and 2014, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of June 30, 2015 and 2014, there were no equity securities in an unrealized loss position.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2015 and December 31, 2014, our FHLB stock totaled $53.3 million and $44.5 million, respectively, and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the six months ended June 30, 2015.

Note 8 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,098,019	$1,052,109
Real estate construction	125,010	120,785
Residential real estate	1,204,499	1,226,344
Commercial real estate	1,416,841	1,405,256
Loans to individuals	646,485	652,814
Total loans and leases net of unearned income	$4,490,854	$4,457,308

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Quality Information
As part of the on-going monitoring of credit quality within the loan portfolio, the following credit worthiness categories are used in grading our loans:

Pass	Acceptable levels of risk exist in the relationship. Includes all loans not classified as OAEM, substandard or doubtful.

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
The following tables represent our credit risk profile by creditworthiness:

	June 30, 2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$1,034,313	$124,518	$1,192,296	$1,372,966	$646,255	$4,370,348
Non-Pass
OAEM	7,902	458	2,228	29,994	—	40,582
Substandard	55,804	34	9,975	13,881	230	79,924
Doubtful	—	—	—	—	—	—
Total Non-Pass	63,706	492	12,203	43,875	230	120,506
Total	$1,098,019	$125,010	$1,204,499	$1,416,841	$646,485	$4,490,854

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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of June 30, 2015. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of June 30, 2015 and December 31, 2014. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	June 30, 2015
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$636	$73	$33	$15,587	$16,329	$1,081,690	$1,098,019
Real estate construction	—	—	—	34	34	124,976	125,010
Residential real estate	3,013	677	686	8,199	12,575	1,191,924	1,204,499
Commercial real estate	137	739	—	6,345	7,221	1,409,620	1,416,841
Loans to individuals	2,707	625	873	230	4,435	642,050	646,485
Total	$6,493	$2,114	$1,592	$30,395	$40,594	$4,450,260	$4,490,854

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
When a loan is placed on nonaccrual, the accrued unpaid interest receivable is reversed against interest income and all future payments received are applied as a reduction to the loan principal. Generally, the loan is returned to accrual status when (a) all delinquent interest and principal becomes current under the terms of the loan agreement or (b) the loan is both well-secured and in the process of collection and collectability is no longer in doubt.
Impaired Loans
Management considers loans to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Determination of impairment is treated the same across all loan categories. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole source for repayment of the loan is the operation or liquidation of collateral. When the loan is collateral dependent, the appraised value less estimated cost to sell is utilized. If management determines the value of the impaired loan is less than the recorded investment in the loan, impairment is recognized through an allowance estimate or a charge-off to the allowance. Troubled debt restructured loans on accrual status are also considered to be impaired loans.
When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method.
There were $2.4 million of impaired loans held for sale at June 30, 2015. These loans were transferred to held for sale status in the first quarter of 2015 and were sold in July 2015, at which time a gain of $0.4 million was recognized. There were no impaired loans held for sale at December 31, 2014. During the six months ended June 30, 2014, $3.1 million of impaired loans were sold, resulting in the recognition of a gain of $0.1 million. No gains were recognized on the sale of impaired loans during the six months ended June 30, 2015.
Significant nonaccrual loans as of June 30, 2015, include the following:

•
$7.4 million relationship of commercial and real estate loans to a local water facility construction company. These loans were originated from 2009 to 2013 and were placed in nonaccrual status during the fourth quarter of 2014. During the six months ended June 30, 2015, charge-offs of $2.3 million related to this relationship were recorded. A valuation of the collateral was completed during the first quarter of 2015.

•
$5.9 million relationship of commercial industrial loans to a local energy company. These loans were originated from 2008 to 2011 and were placed in nonaccrual status during the third quarter of 2013. Two of these loans were modified resulting

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in TDR classification: one loan totaling $2.3 million was modified in 2012, and the other loan totaling $3.0 million was modified in 2014. During the six months ended June 30, 2015, charge-offs of $3.3 million related to this relationship were recorded. A valuation of the collateral was updated during the first quarter of 2015.
The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of June 30, 2015 and December 31, 2014. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	June 30, 2015			December 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$16,809	$24,267		$9,439	$10,937
Real estate construction	34	120		236	476
Residential real estate	11,277	12,861		10,773	12,470
Commercial real estate	8,534	9,402		8,768	10,178
Loans to individuals	302	360		288	337
Subtotal	36,956	47,010		29,504	34,398
With an allowance recorded:
Commercial, financial, agricultural and other	5,195	5,555	1,596	24,826	25,583	9,304
Real estate construction	—	—	—	—	—	—
Residential real estate	328	500	35	367	380	56
Commercial real estate	192	192	44	554	554	101
Loans to individuals	—	—	—	—	—	—
Subtotal	5,715	6,247	1,675	25,747	26,517	9,461
Total	$42,671	$53,257	$1,675	$55,251	$60,915	$9,461

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30,
	2015		2014
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$21,691	$120	$13,841	$32
Real estate construction	137	—	2,112	18
Residential real estate	11,025	86	10,602	124
Commercial real estate	8,760	43	8,494	55
Loans to individuals	312	2	290	2
Subtotal	41,925	251	35,339	231
With an allowance recorded:
Commercial, financial, agricultural and other	5,337	72	14,333	76
Real estate construction	—	—	—	—
Residential real estate	319		1,738	15
Commercial real estate	194	3	670	2
Loans to individuals	—	—	—	—
Subtotal	5,850	75	16,741	93
Total	$47,775	$326	$52,080	$324

	For the Three Months Ended June 30,
	2015		2014
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$18,526	$65	$12,658	$14
Real estate construction	36	—	1,148	6
Residential real estate	11,302	45	9,858	75
Commercial real estate	8,682	24	7,388	22
Loans to individuals	316	1	310	1
Subtotal	38,862	135	31,362	118
With an allowance recorded:
Commercial, financial, agricultural and other	5,237	42	15,086	32
Real estate construction	—	—	—	—
Residential real estate	329	—	1,836	7
Commercial real estate	193	1	1,136	1
Loans to individuals	—	—	—	—
Subtotal	5,759	43	18,058	40
Total	$44,621	$178	$49,420	$158
Unfunded commitments related to nonperforming loans were $0.6 million at June 30, 2015 and $46 thousand at December 31, 2014. After consideration of available collateral related to these commitments, a reserve of $13 thousand and $14 thousand was established for these off balance sheet exposures at June 30, 2015 and December 31, 2014, respectively.

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$12,276	$12,584
Nonaccrual status	8,619	16,952
Total	$20,895	$29,536
Commitments
Unused lines of credit	$2,540	$4,120
At June 30, 2015, $2.4 million of nonaccrual loans considered to be troubled debt restructured loans are excluded from the above table as they are classified as loans held for sale.
The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Six Months Ended June 30, 2015
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	3	$1,751	$—	$109	$1,860	$1,812	$53
Residential real estate	16	—	296	503	799	723	7
Commercial real estate	1	—	—	463	463	428	—
Loans to individuals	6	—	61	18	79	66	—
Total	26	$1,751	$357	$1,093	$3,201	$3,029	$60

	For the Six Months Ended June 30, 2014
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$1,480	$—	$—	$1,480	$1,463	$20
Residential real estate	21	—	291	644	935	895	48
Commercial real estate	1	—	—	12	12	7	—
Loans to individuals	10	—	73	27	100	85	—
Total	34	$1,480	$364	$683	$2,527	$2,450	$68
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the six months ended June 30, 2015 and 2014, $0.4 million and $0.3 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of reamortization. For both 2015 and 2014 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three Months Ended June 30, 2015
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$252	$—	$109	$361	$317	$53
Residential real estate	11	$—	$45	$485	$530	$525	$7
Loans to individuals	5	—	61	—	61	56	—
Total	18	$252	$106	$594	$952	$898	$60

	For the Three Months Ended, June 30, 2014
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$1,420	$—	$—	$1,420	$1,433	$—
Residential real estate	8	—	120	126	246	243	2
Loans to individuals	4	—	42	7	49	42	—
Total	13	$1,420	$162	$133	$1,715	$1,718	$2
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the three months ended June 30, 2015 and 2014, $0.1 million and $0.1 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of reamortization. For both 2015 and 2014 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to restructured loans that were considered to be in default during the six months ended June 30:

	2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	2	$56	2	$51
Total	2	$56	2	$51
The following table provides information related to restructured loans that were considered to be in default during the three months ended June 30:

	2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	2	$56	1	$6
Total	2	$56	1	$6

The following tables provide detail related to the allowance for credit losses:

	For the Six Months Ended June 30, 2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$29,627	$2,063	$3,664	$11,881	$4,816	$52,051
Charge-offs	(7,940)	—	(1,050)	(688)	(2,383)	(12,061)
Recoveries	358	84	239	153	323	1,157
Provision (credit)	1,710	(629)	70	881	2,165	4,197
Ending Balance	$23,755	$1,518	$2,923	$12,227	$4,921	$45,344
Ending balance: individually evaluated for impairment	$1,596	$—	$35	$44	$—	$1,675
Ending balance: collectively evaluated for impairment	22,159	1,518	2,888	12,183	4,921	43,669
Loans:
Ending balance	1,098,019	125,010	1,204,499	1,416,841	646,485	4,490,854
Ending balance: individually evaluated for impairment	21,419	—	7,700	7,625	—	36,744
Ending balance: collectively evaluated for impairment	1,076,600	125,010	1,196,799	1,409,216	646,485	4,454,110

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$22,663	$6,600	$7,727	$11,778	$5,457	$54,225
Charge-offs	(7,859)	(296)	(1,735)	(297)	(1,562)	(11,749)
Recoveries	421	337	323	255	365	1,701
Provision (credit)	6,731	(742)	(190)	(75)	824	6,548
Ending Balance	$21,956	$5,899	$6,125	$11,661	$5,084	$50,725
Ending balance: individually evaluated for impairment	$4,995	$—	$546	$531	$—	$6,072
Ending balance: collectively evaluated for impairment	16,961	5,899	5,579	11,130	5,084	44,653
Loans:
Ending balance	1,062,001	100,709	1,238,791	1,306,752	625,961	4,334,214
Ending balance: individually evaluated for impairment	24,573	486	7,624	6,965	—	39,648
Ending balance: collectively evaluated for impairment	1,037,428	100,223	1,231,167	1,299,787	625,961	4,294,566

	For the Three Months Ended June 30, 2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$24,406	$1,528	$3,387	$12,487	$4,889	$46,697
Charge-offs	(2,860)	—	(484)	(486)	(1,122)	(4,952)
Recoveries	158	84	143	15	161	561
Provision (credit)	2,051	(94)	(123)	211	993	3,038
Ending Balance	$23,755	$1,518	$2,923	$12,227	$4,921	$45,344

	For the Three Months Ended, June 30, 2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$26,125	$6,214	$6,026	$11,119	$5,022	$54,506
Charge-offs	(6,258)	(296)	(640)	(157)	(752)	(8,103)
Recoveries	336	168	79	235	187	1,005
Provision (credit)	1,753	(187)	660	464	627	3,317
Ending Balance	$21,956	$5,899	$6,125	$11,661	$5,084	$50,725

Note 9 Income Taxes
At June 30, 2015 and December 31, 2014, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2011 through 2013 were open for examination as of June 30, 2015.

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

•
Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes Obligations of U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, corporate securities, FHLB stock, loans held for sale, interest rate derivatives (including interest rate caps, interest rate swaps and risk participation agreements), certain other real estate owned and certain impaired loans.

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
Other investments recorded in the Condensed Consolidated Statements of Financial Condition are comprised of FHLB stock whose estimated fair value is based on its par value. Additional information on FHLB stock is provided in Note 7, “Impairment of Investment Securities.”
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
Interest rate derivatives are reported at an estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities, and consist of interest rate swaps where there is no significant deterioration in the counterparties' (loan customers') credit risk since origination of the interest rate swap as well as interest rate caps and risk participation agreements. First Commonwealth values its interest rate swap and cap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to three months, Eurodollar futures contracts and swap rates from three years to thirty years. These

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 11, “Derivatives.”
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

Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies in the United States. There has been little or no active trading in these securities since 2009; therefore, it is more appropriate to determine estimated fair value using a discounted cash flow analysis. Detail on our process for determining the appropriate cash flows for this analysis is provided in Note 7, “Impairment of Investment Securities.” The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the pooled trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$35,521		Discounted Cash Flow	Probability of default	0% - 100% (16.47%)
				Prepayment rates	0% - 73.65% (5.10%)
				Discount rates	5.25% - 12.00% (a)
Equities	1,920		Par Value	N/A	N/A
Impaired Loans	3,215	(b)	Reserve study	Discount rate	10.00%
				Gas per MCF	$1.88 - $5.27 (c)
				Oil per BBL/d	$55.00 - $90.00 (c)
				NGL per barrel	$15.00 (c)
	520	(b)	Discounted Cash Flow	Discount Rate	1.90%
Other Real Estate Owned	18		Internal Valuation	N/A	N/A

(a)	incorporates spread over risk free rate related primarily to credit quality and illiquidity of securities.

(b)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(c)	unobservable inputs are defined as follows: MCF - million cubic feet; BBL/d - barrels per day; NGL - natural gas liquid.
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
The discount rate is the significant unobservable input used in the fair value measurement of impaired loans. Significant increases in this rate would result in a decrease in the estimated fair value of the loans, while a decrease in this rate would result in a higher fair value measurement. Other unobservable inputs in the fair value measurement of impaired loans relate to gas, oil and natural gas prices. Increases in these prices would result in an increase in the estimated fair value of the loans, while a decrease in these prices would result in a lower fair value measurement.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$24,338	$—	$24,338
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	862,900	—	862,900
Mortgage-Backed Securities - Commercial	—	59	—	59
Other Government-Sponsored Enterprises	—	135,629	—	135,629
Obligations of States and Political Subdivisions	—	27,065	—	27,065
Corporate Securities	—	2,293	—	2,293
Pooled Trust Preferred Collateralized Debt Obligations	—	—	35,521	35,521
Total Debt Securities	—	1,052,284	35,521	1,087,805
Equities	—	—	1,920	1,920
Total Securities Available for Sale	—	1,052,284	37,441	1,089,725
Other Investments	—	53,347	—	53,347
Loans held for sale	—	9,817	—	9,817
Other Assets(a)	—	10,563	—	10,563
Total Assets	$—	$1,126,011	$37,441	$1,163,452
Other Liabilities(a)	$—	$9,405	$—	$9,405
Total Liabilities	$—	$9,405	$—	$9,405

(a)	Hedging and non-hedging interest rate derivatives

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$25,936	$—	$25,936
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	950,881	—	950,881
Mortgage-Backed Securities - Commercial	—	74	—	74
Other Government-Sponsored Enterprises	—	267,877	—	267,877
Obligations of States and Political Subdivisions	—	27,377	—	27,377
Corporate Securities	—	7,255	—	7,255
Pooled Trust Preferred Collateralized Debt Obligations	—	—	28,999	28,999
Total Debt Securities	—	1,279,400	28,999	1,308,399
Equities	—	—	1,420	1,420
Total Securities Available for Sale	—	1,279,400	30,419	1,309,819
Other Investments	—	44,545	—	44,545
Loans Held for Sale	—	2,502	—	2,502
Other Assets(a)	—	11,186	—	11,186
Total Assets	$—	$1,337,633	$30,419	$1,368,052
Other Liabilities(a)	$—	$10,671	$—	$10,671
Total Liabilities	$—	$10,671	$—	$10,671

(a)	Hedging and non-hedging interest rate derivatives

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the six months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2015
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total
	(dollars in thousands)
Balance, beginning of period	$28,999	$1,420	$30,419
Total gains or losses
Included in earnings	105	—	105
Included in other comprehensive income	7,471	—	7,471
Purchases, issuances, sales, and settlements
Purchases	—	500	500
Issuances	—	—	—
Sales	—	—	—
Settlements	(1,054)	—	(1,054)
Transfers into Level 3	—	—	—
Balance, end of period	$35,521	$1,920	$37,441

	2014
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Total
	(dollars in thousands)
Balance, beginning of period	$23,523	$1,420	$—	$24,943
Total gains or losses
Included in earnings	—	—	77	77
Included in other comprehensive income	5,796	—	—	5,796
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	(3,112)	(3,112)
Settlements	(1,165)	—	—	(1,165)
Transfers into Level 3	—	—	3,035	3,035
Balance, end of period	$28,154	$1,420	$—	$29,574
During the six months ended June 30, 2015 and 2014, there were no transfers between fair value Levels 1 and 2. During the six months ended June 30, 2015, there were no transfers between fair value Levels 2 and 3. However, $3.0 million of loans were transferred into Level 3 from Level 2 during the six months ended June 30, 2014 due to the loans being transferred to a held for sale status. The loans transferred and subsequently sold related to three nonperforming loan relationships for which this was determined to be the appropriate exit strategy. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2015 and 2014.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2015
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total
	(dollars in thousands)
Balance, beginning of period	$31,134	$1,920	$33,054
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	4,851	—	4,851
Purchases, issuances, sales, and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(464)	—	(464)
Transfers into Level 3	—	—	—
Balance, end of period	$35,521	$1,920	$37,441

	2014
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Total
	(dollars in thousands)
Balance, beginning of period	$27,876	$1,420	$—	29,296
Total gains or losses
Included in earnings	—	—	77	77
Included in other comprehensive income	1,053	—	—	1,053
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	(2,396)	(2,396)
Settlements	(775)	—	—	(775)
Transfers into Level 3	—	—	2,319	2,319
Balance, end of period	$28,154	$1,420	$—	$29,574
During the three months ended June 30, 2015 and 2014, there were no transfers between fair value Levels 1 and 2. During the three months ended June 30, 2015, there were no transfers between fair value Levels 2 and 3. However, $2.3 million of loans were transferred into Level 3 from Level 2 during the three months ended June 30, 2014 due to the loans being transferred to a held for sale status. The loans transferred and subsequently sold related to three nonperforming loan relationships for which this was determined to be the appropriate exit strategy.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets measured at fair value on a non-recurring basis at:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$31,035	$9,961	$40,996
Other real estate owned	—	8,636	18	8,654
Total Assets	$—	$39,671	$9,979	$49,650

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$34,864	$10,926	$45,790
Other real estate owned	—	7,828	153	7,981
Total Assets	$—	$42,692	$11,079	$53,771
The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Impaired loans	$(382)	$(3,020)	$(843)	$(2,739)
Other real estate owned	(1,126)	(728)	(1,154)	(1,078)
Total losses	$(1,508)	$(3,748)	$(1,997)	$(3,817)
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
The fair value for other real estate owned determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a book cost of $6.5 million as of June 30, 2015 and consisted primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 12, “Goodwill.” There were no other assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2015.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.2 million at June 30, 2015 and December 31, 2014, respectively. See Note 5, “Commitments and Contingent Liabilities,” for additional information.
Deposit liabilities: The estimated fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date because of the customers’ ability to withdraw funds immediately. The carrying value of variable rate time deposit accounts and certificates of deposit approximate their fair values at the report date. Also, fair values of fixed rate time deposits for both periods are estimated by discounting the future cash flows using interest rates currently being offered and a schedule of aggregated expected maturities.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	June 30, 2015
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$64,321	$64,321	$64,321	$—	$—
Interest-bearing deposits	3,120	3,120	3,120	—	—
Securities available for sale	1,089,725	1,089,725	—	1,052,284	37,441
Securities held to maturity	131,780	130,454	—	130,454	—
Other investments	53,347	53,347	—	53,347	—
Loans held for sale	9,817	9,817	—	9,817	—
Loans	4,490,854	4,509,268	—	31,035	4,478,233
Financial liabilities
Deposits	4,210,107	4,213,317	—	4,213,317	—
Short-term borrowings	1,231,917	1,231,945	—	1,231,945	—
Subordinated debt	72,167	63,303	—	—	63,303
Long-term debt	39,189	39,819	—	39,819	—

	December 31, 2014
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$72,276	$72,276	$72,276	$—	$—
Interest-bearing deposits	2,262	2,262	2,262	—	—
Securities available for sale	1,309,819	1,309,819	—	1,279,400	30,419
Other investments	44,545	44,545	—	44,545	—
Loans held for sale	2,502	2,502	—	2,502	—
Loans	4,457,308	4,439,766	—	34,864	4,404,902
Financial liabilities
Deposits	4,315,511	4,319,997	—	4,319,997	—
Short-term borrowings	1,105,876	1,105,867	—	1,105,867	—
Subordinated debt	72,167	62,815	—	—	62,815
Long-term debt	89,459	90,319	—	90,319	—
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
We have fifteen risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have three risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
First Commonwealth is also party to interest rate caps that are not designated as hedging instruments. These derivatives relate to contracts that First Commonwealth enters into with loan customers that provides a maximum interest rate on their variable rate loan. At the same time the interest rate cap is entered into with the customer, First Commonwealth enters into an offsetting interest rate cap with another financial institution. The notional amount and maximum interest rate on both interest cap contracts are identical.
The fee received, less the estimate of the loss for the credit exposure, was recognized in earnings at the time of the transaction.
Derivatives Designated as Hedging Instruments
The Company has entered into four interest rate swap contracts that were designated as cash flow hedges. The interest rate swaps have a total notional amount of $200.0 million, $85.0 million with an original maturity of three years and $115.0 million with and original maturity of four years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans benchmarked to the 1-month LIBOR rate. Therefore, the interest rate swaps convert the interest payments on the first $200.0 million of 1-month LIBOR based commercial loans into fixed rate payments.
The periodic net settlement of interest rate swaps is recorded as an adjustment to Interest and fees on loans in the Condensed Consolidated Statements of Income. For the six months ended June 30, 2015, there was a $0.9 million impact on interest income as a result of these interest rate swaps. Changes in the fair value of the effective portion of cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest and fees on loans," the same line item in the Condensed Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at June 30, 2015, and December 31, 2014, and changes in the fair value attributed to hedge ineffectiveness were not material.
The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$95	$(268)
Notional Amount:
Interest rate derivatives	264,342	273,388
Interest rate caps	6,094	6,656
Risk participation agreements	123,990	113,624
Sold credit protection on risk participation agreements	(17,731)	(17,296)
Derivatives Designated as Hedging Instruments
Fair value adjustment	1,140	472
Notional Amount - Interest rate derivatives	200,000	100,000

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in Other income on the Condensed Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Non-hedging interest rate derivatives
Increase in other income	$593	$342	$363	$284
Hedging interest rate derivatives
Increase in interest and fees on loans	557	—	938	—
Increase in other expense	12	—	21	—
Note 12 Goodwill
FASB ASC Topic 350-20, “Intangibles – Goodwill and Other” requires an annual valuation of the fair value of a reporting unit that has goodwill and a comparison of the fair value to the book value of equity to determine whether the goodwill has been impaired. Goodwill is also required to be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. When triggering events or circumstances indicate that goodwill testing is required, an assessment of qualitative factors can be completed before performing the two step goodwill impairment test. ASU 2011-8 provides that if an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then the two step goodwill impairment test is not required.
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of June 30, 2015 and December 31, 2014 was $161.4 million. No impairment charges on goodwill or other intangible assets were incurred in 2015 or 2014.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of June 30, 2015, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Note 13 New Accounting Pronouncements
In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)," which finalizes Proposed ASU No. 2014-220, and eliminates the concept of extraordinary items from U.S. GAAP. Accordingly, this ASU eliminates FASB ASC Subtopic 225-20, "Income Statement - Extraordinary and Unusual Items", which, until now, required that an entity separately classify, present, and disclose extraordinary events and transactions. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the six months ended June 30, 2015 and 2014, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 41 and 47 for the six and three months ended June 30, 2015 and 2014, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Selected Financial Data
The following selected financial data is not covered by the auditor’s report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Condensed Consolidated Financial Statements and related notes.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
Net Income	$13,447	$11,928	$27,668	$24,228
Per Share Data:
Basic Earnings per Share	$0.15	$0.13	$0.31	$0.26
Diluted Earnings per Share	0.15	0.13	0.31	0.26
Cash Dividends Declared per Common Share	0.07	0.07	0.14	0.14
Average Balance:
Total assets	$6,361,156	$6,231,265	$6,359,781	$6,227,145
Total equity	712,110	723,013	715,195	719,583
End of Period Balance:
Net loans			$4,455,327	$4,283,489
Total assets			6,316,728	6,300,222
Total deposits			4,210,107	4,460,421
Total equity			711,206	724,504
Key Ratios:
Return on average assets	0.85%	0.77%	0.88%	0.78%
Return on average equity	7.57%	6.62%	7.80%	6.79%
Dividends payout ratio	46.67%	53.85%	45.16%	53.85%
Average equity to average assets ratio	11.19%	11.60%	11.25%	11.56%
Net interest margin	3.26%	3.26%	3.30%	3.30%
Net loans to deposits ratio			105.82%	96.03%

Results of Operations
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net Income
For the six months ended June 30, 2015, First Commonwealth had net income of $27.7 million, or $0.31 diluted earnings per share, compared to net income of $24.2 million, or $0.26 diluted earnings per share, in the six months ended June 30, 2014. The increase in net income was primarily the result of an increase in net interest income, reduction in the provision for credit losses and declines in noninterest expense, offset by declines in noninterest income.
For the six months ended June 30, 2015, the Company’s return on average equity was 7.80% and its return on average assets was 0.88%, compared to 6.79% and 0.78%, respectively, for the six months ended June 30, 2014.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $95.2 million in the first six months of 2015, compared to $92.7 million for the same period in 2014. This increase was primarily due to growth in earning assets of $145.5 million, a 9 basis point, or $2.0 million, decrease in interest expense and a $1.0 million special dividend on FHLB stock received in 2015. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income) at 75% and 74% for the six months ended June 30, 2015 and 2014, respectively. The net interest margin, on a fully taxable equivalent basis, was 3.30% for both the six months ended June 30, 2015 and June 30, 2014.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The taxable equivalent yield on interest-earning assets was 3.57% for the six months ended June 30, 2015, a decrease of 7 basis points compared to the 3.64% yield for the same period in 2014. Growth in earning assets has helped to offset the spread compression, as average earning assets for the six months ended June 30, 2015 increased $145.5 million, or 3%, compared to the same period in 2014. Average loans for the six months ended June 30, 2015 increased $185.4 million, or 4.3% compared to the same period in 2014. Investment portfolio purchases during the six months ended June 30, 2015 have been primarily in mortgage-related assets with approximate durations of 48-60 months and municipal securities with a duration of five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities as interest rates rise.
Reductions in the cost of interest-bearing liabilities offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.34% for the six months ended June 30, 2015, compared to 0.43% for the same period in 2014. This decline is primarily due to a 29 basis point decrease in the cost of time deposits as maturities repriced to lower rates or were replaced with lower cost short-term borrowings.
For the six months ended June 30, 2015, changes in interest rates negatively impacted net interest income by $2.8 million when compared with the same period in 2014. The lower yield on interest-earning assets adversely impacted net interest income by $2.9 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $0.1 million. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, growing the loan portfolio and increasing our investment volumes within established interest rate risk management guidelines.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets offset the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $5.3 million in the six months ended June 30, 2015, as compared to the same period in 2014. Higher levels of interest-earning assets resulted in an increase of $3.5 million in interest income, while volume changes decreased interest expense by $1.9 million, primarily as the result of changes in time deposits, including brokered deposits.
Net interest income also benefited from a $104.4 million increase in average net free funds at June 30, 2015 as compared to June 30, 2014. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $91.4 million, or 9.8%, in noninterest-bearing demand deposit average balances. Additionally, higher cost time deposits continue to mature and reprice into lower cost deposits or other funding alternatives. Average time deposits for the six months ended June 30, 2015 decreased by $380.2 million compared to the comparable period in 2014.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the six months ended June 30:

	2015	2014
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$101,235	$100,672
Adjustment to fully taxable equivalent basis	1,653	1,691
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	102,888	102,363
Interest expense	7,693	9,698
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$95,195	$92,665

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the six months ended June 30:

	2015			2014
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$4,385	$5	0.23%	$3,785	$4	0.21%
Tax-free investment securities	30,665	593	3.90	5,712	105	3.70
Taxable investment securities	1,288,712	15,594	2.44	1,354,113	15,310	2.28
Loans, net of unearned income (b)(c)	4,488,660	86,696	3.89	4,303,278	86,944	4.07
Total interest-earning assets	5,812,422	102,888	3.57	5,666,888	102,363	3.64
Noninterest-earning assets:
Cash	66,028			71,690
Allowance for credit losses	(50,870)			(56,239)
Other assets	532,201			544,806
Total noninterest-earning assets	547,359			560,257
Total Assets	$6,359,781			$6,227,145
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$652,583	$106	0.03%	$638,247	$101	0.03%
Savings deposits (d)	1,861,432	1,225	0.13	1,896,419	1,167	0.12
Time deposits	741,738	2,699	0.73	1,121,916	5,655	1.02
Short-term borrowings	1,172,957	2,074	0.36	652,243	946	0.29
Long-term debt	134,831	1,589	2.38	213,587	1,829	1.73
Total interest-bearing liabilities	4,563,541	7,693	0.34	4,522,412	9,698	0.43
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,024,197			932,807
Other liabilities	56,848			52,343
Shareholders’ equity	715,195			719,583
Total Noninterest-Bearing Funding Sources	1,796,240			1,704,733
Total Liabilities and Shareholders’ Equity	$6,359,781			$6,227,145
Net Interest Income and Net Yield on Interest-Earning Assets		$95,195	3.30%		$92,665	3.30%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the six months ended June 30, 2015 compared with June 30, 2014:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$1	$1	$—
Tax-free investment securities	488	458	30
Taxable investment securities	284	(739)	1,023
Loans	(248)	3,742	(3,990)
Total interest income (b)	525	3,462	(2,937)
Interest-bearing liabilities:
Interest-bearing demand deposits	5	2	3
Savings deposits	58	(21)	79
Time deposits	(2,956)	(1,923)	(1,033)
Short-term borrowings	1,128	749	379
Long-term debt	(240)	(676)	436
Total interest expense	(2,005)	(1,869)	(136)
Net interest income	$2,530	$5,331	$(2,801)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the six months ended June 30:

	2015		2014
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,710	40%	$6,731	103%
Real estate construction	(629)	(15)	(742)	(11)
Residential real estate	70	2	(190)	(3)
Commercial real estate	881	21	(75)	(1)
Loans to individuals	2,165	52	824	12
Total	$4,197	100%	$6,548	100%
The provision for credit losses for the six months ended June 30, 2015 decreased in comparison to the six months ended June 30, 2014 by $2.4 million, or 36%, as a result of overall improvement in loan portfolio credit metrics. The majority of the 2015 provision expense is attributable to loans to individuals as a result of charge-offs in the indirect automobile portfolio. The provision expense for commercial, financial, agricultural loans is primarily related to an increase in historical loss factors for this category. Partially offsetting the change in historical loss factors was the release of $1.1 million in specific reserves related to $4.2 million in loans transfered to held for sale in the first quarter of 2015. Real estate construction reflects a negative provision expense due to a decline in historical loss factors for this category.
The majority of the 2014 provision expense is attributable to specific reserves for an $8.0 million commercial industrial relationship which was transferred to nonaccrual status during the first quarter 2014.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The allowance for credit losses was $45.3 million, or 1.01%, of total loans outstanding at June 30, 2015, compared to $52.1 million, or 1.17%, at December 31, 2014 and $50.7 million, or 1.17%, at June 30, 2014. The change compared to December 31, 2014, can be attributed to a $19.6 million, or 14%, decrease in criticized loans, which includes a reduction of $12.6 million, or 23%, in nonperforming loans as well as a $7.8 million decrease in the level of specific reserves held on impaired loans. Nonperforming loans as a percentage of total loans decreased to 1.00% at June 30, 2015 from 1.24% at December 31, 2014 and 1.07% as of June 30, 2014. The allowance to nonperforming loan ratio was 106.26%, 94.21% and 109.59% as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

Below is an analysis of the consolidated allowance for credit losses for the six months ended June 30, 2015 and 2014 and the year-ended December 31, 2014:

	June 30, 2015	June 30, 2014	December 31, 2014
	(dollars in thousands)
Balance, beginning of period	$52,051	$54,225	$54,225
Loans charged off:
Commercial, financial, agricultural and other	7,940	7,859	8,911
Real estate construction	—	296	296
Residential real estate	1,050	1,735	3,153
Commercial real estate	688	297	1,148
Loans to individuals	2,383	1,562	3,964
Total loans charged off	12,061	11,749	17,472
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	358	421	734
Real estate construction	84	337	1,340
Residential real estate	239	323	650
Commercial real estate	153	255	612
Loans to individuals	323	365	766
Total recoveries	1,157	1,701	4,102
Net credit losses	10,904	10,048	13,370
Provision charged to expense	4,197	6,548	11,196
Balance, end of period	$45,344	$50,725	$52,051

Noninterest Income
The following table presents the components of noninterest income for the six months ended June 30:

	2015	2014	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,897	$2,909	$(12)	—%
Service charges on deposit accounts	7,190	7,933	(743)	(9)
Insurance and retail brokerage commissions	4,373	2,995	1,378	46
Income from bank owned life insurance	2,732	2,801	(69)	(2)
Card related interchange income	7,147	7,021	126	2
Other income	4,430	4,515	(85)	(2)
Subtotal	28,769	28,174	595	2
Net securities gains	125	2	123	6,150
Gain on sale of loans	1,066	76	990	1,303
Gain on sale of other assets	578	3,670	(3,092)	(84)
Total noninterest income	$30,538	$31,922	$(1,384)	(4)%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest income, excluding net securities gains and gain on sale of loans and other assets, increased $0.6 million, or 2%, for the first six months of 2015 compared to 2014. Insurance and retail brokerage commissions increased $1.4 million as a result of increased production and an agency acquisition in the fourth quarter of 2014. Offsetting that increase is a $0.7 million decrease in service charges on deposit accounts and a $0.1 million decrease in the other income category. The decrease in other income can be attributed to $0.3 million in revenue recognized in 2014 from our registered investment advisory business, which was sold in the first quarter of 2014.
Total noninterest income for the six months ended June 30, 2015 decreased $1.4 million in comparison to the six months ended June 30, 2014. The most significant change includes a $3.1 million decrease in gain on sale of other assets as a result of a $1.2 million gain recognized in 2014 from the sale of the Company's registered investment advisory business and the sale of three OREO properties that resulted in gains of $2.4 million. Offsetting that decrease is a $1.0 million increase in the gain on sale of loans due to the Company reentering the secondary mortgage loan sector.

Noninterest Expense
The following table presents the components of noninterest expense for the six months ended June 30:

	2015	2014	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$43,893	$42,941	$952	2%
Net occupancy expense	7,227	6,789	438	6
Furniture and equipment expense - excluding IT conversion	5,310	6,427	(1,117)	(17)
Data processing expense	2,947	3,010	(63)	(2)
Pennsylvania shares tax expense	1,904	1,749	155	9
Intangible amortization	312	356	(44)	(12)
Collection and repossession expense	1,428	1,158	270	23
Other professional fees and services	1,875	1,715	160	9
FDIC insurance	2,084	2,100	(16)	(1)
Other operating expenses	10,288	10,273	15	—
Subtotal	77,268	76,518	750	1
Loss on sale or write-down of assets	1,897	1,180	717	61
Furniture and equipment expense - related to IT conversion	—	4,152	(4,152)	(100)%
Conversion related expenses	—	893	(893)	(100)%
Operational losses (recoveries)	1,323	(460)	1,783	388%
Total noninterest expense	$80,488	$82,283	$(1,795)	(2)%

Noninterest expense, excluding loss on sale or write-down of assets, furniture and equipment expense related to IT conversion, conversion related expenses and operational losses (recoveries), increased $0.8 million, or 1%, for the six months ended June 30, 2015 compared to the same period in 2014. Contributing to the 2015 increases are $1.0 million in salary and employee benefits expense as a result of normal merit increases as well as strategic initiatives such as the launch of the mortgage initiative and the acquisition of an insurance agency. Net occupancy increased $0.4 million due to higher property taxes and building repairs, and collection and repossession expense increased $0.3 million primarily due to costs related to one commercial relationship. Offsetting these increases is a $1.1 million decrease in furniture and equipment expense due to declines in equipment and software maintenance costs as a result of the IT system conversion which was completed in the third quarter of 2014.

Loss on sale or write-down of assets for the six months ended June 30, 2015 increased $0.7 million as compared to the same period in 2014. The loss in 2015 includes $1.1 million in write-downs on three OREO properties recognized as a result of updated appraisals as well as a $0.4 million write-down due to the anticipated sale of a bank building. The sale of this building and closing of the related branch office is estimated to provide $0.2 million in annual savings. The loss on sale or write-down of assets for the six months ended June 30, 2014 included a $0.7 million write-down on one OREO property.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Operational losses (recoveries) increased $1.8 million for the six months ended June 30, 2015. In the first six months of 2015, operational losses are largely due to fraud losses recognized in conjunction with several merchant debit card breaches. The negative expense recognized in the six months ended June 30, 2014 is a result of a $0.9 million insurance recovery related to a fraud loss recognized in 2012.

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
Income Tax
The provision for income taxes increased $1.9 million for the six months ended June 30, 2015, compared to the corresponding period in 2014. The higher provision for income taxes was the result of a $5.3 million increase in the level of income before taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the six months ended June 30, 2015 and 2014.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduced our tax rate below the 35% statutory rate produced an annual effective tax rate of 29.8% and 28.9% for the six months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015, our deferred tax assets totaled $40.2 million. Based on our evaluation as of June 30, 2015, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not needed. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net Income
For the three months ended June 30, 2015, First Commonwealth had net income of $13.4 million, or $0.15 per share, compared to net income of $11.9 million, or $0.13 per share, in the three months ended June 30, 2014. For the three months ended June 30, 2015, the Company’s return on average equity was 7.57% and its return on average assets was 0.85%, compared to 6.62% and 0.77%, respectively, for the three months ended June 30, 2014. The increase in net income was primarily the result of a reduction in the provision for credit losses, an increase in net interest income and declines in noninterest expense, offset by declines in noninterest income.

Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $47.2 million in the second quarter of 2015, compared to $46.2 million for the same period in 2014. This increase was primarily due a growth in interest-earning assets and a decline in the cost of interest-bearing liabilities. The net interest margin, on a fully taxable equivalent basis, was 3.26% for both the three months ended June 30, 2015 and June 30, 2014.

The taxable equivalent yield on interest-earning assets was 3.52% for the three months ended June 30, 2015, a decrease of 8 basis points compared to the 3.60% yield for the same period in 2014. Growth in earning assets has helped to offset the spread compression, as average interest-earning assets for the three months ended June 30, 2015 increased $131.6 million, or 2%, compared to the comparable period in 2014. Average loans increased $199.7 million, or 4.6%, comparing the three months ended June 30, 2015 to the same period in 2014. Investment portfolio purchases during the three months ended June 30, 2015 have been primarily in mortgage-related assets with approximate durations of 48-60 months and municipal securities with a

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

duration of five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities as interest rates rise.
Reductions in the cost of interest-bearing liabilities offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.33% for the three months ended June 30, 2015, compared to 0.43% for the same period in 2014. This decline can be attributed to a 32 basis point decrease in the cost of time deposits, as maturities were repriced lower or replaced with lower cost short-term borrowings.
For the three months ended June 30, 2015, changes in interest rates negatively impacted net interest income by $1.7 million when compared with the same period in 2014. The lower yield on interest-earning assets adversely impacted net interest income by $1.7 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $25 thousand.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets offset the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $2.7 million in the three months ended June 30, 2015, as compared to the same period in 2014. Higher levels of interest-earning assets resulted in an increase of $1.7 million in interest income, while volume changes decreased interest expense by $1.0 million, primarily as the result of changes in short-term borrowings and time deposits, including brokered deposits.
Net interest income also benefited from a $71.4 million increase in average net free funds at June 30, 2015 as compared to June 30, 2014. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $76.7 million, or 7.9%, in noninterest-bearing demand deposit average balances. Additionally, higher cost time deposits continue to mature and reprice into lower cost deposits or other funding alternatives. Average time deposits for the three months ended June 30, 2015 decreased by $419.1 million compared to the comparable period in 2014.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended June 30:

	2015	2014
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$50,150	$50,166
Adjustment to fully taxable equivalent basis	835	814
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	50,985	50,980
Interest expense	3,780	4,783
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$47,205	$46,197

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the three months ended June 30:

	2015			2014
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,573	$2	0.22%	$4,184	$2	0.19%
Tax-free investment securities	33,553	324	3.87	10,626	98	3.70
Taxable investment securities	1,270,890	7,288	2.30	1,361,353	7,908	2.33
Loans, net of unearned income (b)(c)	4,498,965	43,371	3.87	4,299,228	42,972	4.01
Total interest-earning assets	5,806,981	50,985	3.52	5,675,391	50,980	3.60
Noninterest-earning assets:
Cash	68,974			72,830
Allowance for credit losses	(48,116)			(56,151)
Other assets	533,317			539,195
Total noninterest-earning assets	554,175			555,874
Total Assets	$6,361,156			$6,231,265
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$665,196	$62	0.04%	$639,313	$50	0.03%
Savings deposits (d)	1,861,548	624	0.13	1,872,863	570	0.12
Time deposits	694,725	1,194	0.69	1,113,859	2,796	1.01
Short-term borrowings	1,204,466	1,116	0.37	651,450	477	0.29
Long-term debt	122,410	784	2.57	210,703	890	1.69
Total interest-bearing liabilities	4,548,345	3,780	0.33	4,488,188	4,783	0.43
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,045,659			968,926
Other liabilities	55,042			51,138
Shareholders’ equity	712,110			723,013
Total noninterest-bearing funding sources	1,812,811			1,743,077
Total Liabilities and Shareholders’ Equity	$6,361,156			$6,231,265
Net Interest Income and Net Yield on Interest-Earning Assets		$47,205	3.26%		$46,197	3.26%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended June 30, 2015 compared with June 30, 2014:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$—	$—	$—
Tax-free investment securities	226	211	15
Taxable investment securities	(620)	(525)	(95)
Loans	399	1,997	(1,598)
Total interest income (b)	5	1,683	(1,678)
Interest-bearing liabilities:
Interest-bearing demand deposits	12	2	10
Savings deposits	54	(3)	57
Time deposits	(1,602)	(1,055)	(547)
Short-term borrowings	639	400	239
Long-term debt	(106)	(372)	266
Total interest expense	(1,003)	(1,028)	25
Net interest income	$1,008	$2,711	$(1,703)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

The table below provides a breakout of the provision for credit losses by loan category for the three months ended June 30:

	2015		2014
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,051	67%	$1,753	53%
Real estate construction	(94)	(3)	(187)	(6)
Residential real estate	(123)	(4)	660	20
Commercial real estate	211	7	464	14
Loans to individuals	993	33	627	19
Total	$3,038	100%	$3,317	100%
The provision for credit losses for the three months ended June 30, 2015 decreased slightly in comparison to the three months ended June 30, 2014 by $0.3 million, or 8%. The majority of the 2015 provision expense is attributable to loans to commercial, financial, agricultural and other loans primarily due to increases in historical loss factors, as well as loans to individuals as a result of charge-offs in the indirect automobile portfolio. The residential real estate and real estate construction categories reflect negative provision expense due to declines in the historical loss factor for these categories.
The majority of the 2014 provision expense is attributable to specific reserves for two commercial relationships, which were partially offset by the release of approximately $2.7 million in reserves related to another relationship.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for three months ended June 30, 2015 and 2014 and the year-ended December 31, 2014:

	June 30, 2015	June 30, 2014	December 31, 2014
	(dollars in thousands)
Balance, beginning of period	$46,697	$54,506	$54,225
Loans charged off:
Commercial, financial, agricultural and other	2,860	6,258	8,911
Real estate construction	—	296	296
Residential real estate	484	640	3,153
Commercial real estate	486	157	1,148
Loans to individuals	1,122	752	3,964
Total loans charged off	4,952	8,103	17,472
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	158	336	734
Real estate construction	84	168	1,340
Residential real estate	143	79	650
Commercial real estate	15	235	612
Loans to individuals	161	187	766
Total recoveries	561	1,005	4,102
Net credit losses	4,391	7,098	13,370
Provision charged to expense	3,038	3,317	11,196
Balance, end of period	$45,344	$50,725	$52,051

Noninterest Income
The following table presents the components of noninterest income for the three months ended June 30:

	2015	2014	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,476	$1,474	$2	—%
Service charges on deposit accounts	3,872	4,141	(269)	(6)
Insurance and retail brokerage commissions	2,178	1,600	578	36
Income from bank owned life insurance	1,378	1,432	(54)	(4)
Card related interchange income	3,729	3,655	74	2
Other income	2,713	2,533	180	7
Subtotal	15,346	14,835	511	3
Net securities gains	20	2	18	900
Gain on sale of loans	627	76	551	725
Gain on sale of other assets	354	2,089	(1,735)	(83)
Total noninterest income	$16,347	$17,002	$(655)	(4)%

Noninterest income, excluding net securities gains and gain on sale of loans and other assets, increased $0.5 million, or 3%, for the second quarter of 2015 compared to 2014. Insurance and retail brokerage commissions increased $0.6 million as a result of increased production and an agency acquisition in the fourth quarter of 2014. Offsetting that increase is a $0.3 million decrease in service charges on deposit accounts.
Total noninterest income for the three months ended June 30, 2015 decreased $0.7 million in comparison to the three months ended June 30, 2014. The most significant change includes a $1.7 million decrease in gain on sale of assets due to the sale of an
OREO property in the second quarter of 2014 which resulted in a gain of $2.0 million. This decrease was offset by a $0.6 million increase in gains on the sale of loans due to the Company reentering the secondary mortgage market.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended June 30:

	2015	2014	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$22,001	$21,897	$104	—%
Net occupancy expense	3,316	3,283	33	1
Furniture and equipment expense	2,630	3,158	(528)	(17)
Data processing expense	1,509	1,542	(33)	(2)
Pennsylvania shares tax expense	1,110	1,038	72	7
Intangible amortization	156	178	(22)	(12)
Collection and repossession expense	917	449	468	104
Other professional fees and services	945	691	254	37
FDIC insurance	1,025	1,051	(26)	(2)
Other operating expenses	5,067	5,505	(438)	(8)
Subtotal	38,676	38,792	(116)	—
Loss on sale or write-down of assets	1,635	745	890	119
Furniture and equipment expense - related to IT conversion	—	2,091	(2,091)	(100)%
Conversion related expenses	—	539	(539)	(100)%
Operational losses (recoveries)	323	229	94	41%
Total noninterest expense	$40,634	$42,396	$(1,762)	(4)%

Noninterest expense, excluding loss on sale or write-down of assets, furniture and equipment expense related to IT conversion, conversion related expenses and operational losses (recoveries), decreased $0.1 million for the three months ended June 30, 2015 compared to the same period in 2014. Contributing to the 2015 decrease is $0.5 million in furniture and equipment expense due to lower maintenance costs resulting from the IT system conversion completed in the third quarter of 2014. Other expenses decreased $0.4 million largely due to declines in expense related to data lines and telephones. Offsetting these decreases is a $0.5 million increase in collection and repossession expense as well as a $0.3 million increase in other professional fees and services.

Loss on sale or write-down of assets for the three months ended June 30, 2015 includes $1.1 million in write-downs on three OREO properties recognized as a result of updated appraisals as well as a $0.4 million write-down due to the anticipated sale of a bank building. The loss on sale or write-down of assets for the three months ended June 30, 2014 included a $0.7 million write-down on one OREO property.

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
Income Tax
The provision for income taxes increased $0.9 million for the three months ended June 30, 2015, compared to the corresponding period in 2014. The higher provision for income taxes was the result of a $2.4 million increase in the level of income before taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended June 30, 2015 and 2014.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

relatively consistent regardless of the level of pretax income. The level of tax benefits that reduced our tax rate below the 35% statutory rate produced an annual effective tax rate of 29.4% and 28.5% for the three months ended June 30, 2015 and 2014, respectively.

Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first six months of 2015, liquidity provided from the net increase in short-term borrowings totaled $126.0 million, while the maturity and redemption of investment securities provided $237.2 million. This liquidity provided funds needed to originate loans, purchase investment securities and fund depositor withdrawals.  We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
In order to increase and diversify our funding sources, we participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of June 30, 2015, our maximum borrowing capacity under this program was $945.4 million and as of that date there was $15.0 million outstanding. Also included in this amount is a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of June 30, 2015, our outstanding certificates of deposits from this program have an average weighted rate of 0.19% and an average original term of 55 days.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At June 30, 2015, the borrowing capacity under this program totaled $683.8 million and there were no amounts outstanding.
As of June 30, 2015, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.6 billion and as of that date amounts used against this capacity included $1.1 billion in outstanding borrowings and $28.2 million in letter of credit commitments used for pledging public funds and other non-deposit purposes.
We also have available unused federal funds lines with four correspondent banks. These lines have an aggregate commitment of $170.0 million with $24.0 million outstanding as of June 30, 2015.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of June 30, 2015, there are no amounts outstanding on this line.
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

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Noninterest-bearing demand deposits	$1,068,230	$989,027
Interest-bearing demand deposits	76,865	81,851
Savings deposits	2,441,888	2,402,288
Time deposits	623,124	842,345
Total	$4,210,107	$4,315,511
During the first six months of 2015, total deposits decreased $105.4 million due to a $219.2 million decrease in time deposits partially offset by increases of $34.6 million in interest-bearing demand and savings deposits and $79.2 million in noninterest-bearing deposits. The decrease in time deposits is due to a decline in wholesale certificates of deposit of $135.0 million coupled with a decline in core certificates of deposit of $84.3 million. Wholesale certificates can, at times, offer a more attractive source of incremental funding as they can, depending on market conditions, have a lower incremental cost of funds than traditional certificates of deposit funding.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.72 and 0.69 at June 30, 2015 and December 31, 2014, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

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

The following is the gap analysis as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,257,268	$182,916	$297,334	$2,737,518	$1,437,103	$293,278
Investments	105,502	43,298	150,991	299,791	542,397	421,683
Other interest-earning assets	3,120	—	—	3,120	—	—
Total interest-sensitive assets (ISA)	2,365,890	226,214	448,325	3,040,429	1,979,500	714,961
Certificates of Deposit	138,833	106,649	146,017	391,499	227,413	4,212
Other deposits	2,518,753	—	—	2,518,753	—	—
Borrowings	1,304,220	29,738	280	1,334,238	2,440	6,595
Total interest-sensitive liabilities (ISL)	3,961,806	136,387	146,297	4,244,490	229,853	10,807
Gap	$(1,595,916)	$89,827	$302,028	$(1,204,061)	$1,749,647	$704,154
ISA/ISL	0.60	1.66	3.06	0.72	8.61	66.16
Gap/Total assets	25.26%	1.42%	4.78%	19.06%	27.70%	11.15%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	December 31, 2014
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,274,687	$166,818	$294,772	$2,736,277	$1,412,835	$267,876
Investments	52,057	60,708	125,801	238,566	767,521	338,182
Other interest-earning assets	2,262	—	—	2,262	—	—
Total interest-sensitive assets (ISA)	2,329,006	227,526	420,573	2,977,105	2,180,356	606,058
Certificates of Deposit	278,659	114,932	193,346	586,937	251,153	4,255
Other deposits	2,484,139	—	—	2,484,139	—	—
Borrowings	1,203,176	25,135	29,873	1,258,184	2,385	6,931
Total interest-sensitive liabilities (ISL)	3,965,974	140,067	223,219	4,329,260	253,538	11,186
Gap	$(1,636,968)	$87,459	$197,354	$(1,352,155)	$1,926,818	$594,872
ISA/ISL	0.59	1.62	1.88	0.69	8.60	54.18
Gap/Total assets	25.74%	1.38%	3.10%	21.26%	30.29%	9.35%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2015 ($)	$(6,800)	$(2,251)	$(392)	$(432)
June 30, 2015 (%)	(3.6)%	(1.2)%	(0.2)%	(0.2)%

December 31, 2014 ($)	$(5,280)	$(1,414)	$211	$869
December 31, 2014 (%)	(2.9)%	(0.8)%	0.1%	0.5%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged utilizing a flat balance sheet.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2015 ($)	$(12,398)	$(6,411)	$(466)	$(340)
June 30, 2015 (%)	(6.6)%	(3.4)%	(0.3)%	(0.2)%

December 31, 2014 ($)	$(11,925)	$(6,532)	$577	$1,511
December 31, 2014 (%)	(6.4)%	(3.5)%	0.3%	0.8%
The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the six months ended June 30, 2015 and 2014, the cost of our interest-bearing liabilities averaged 0.34% and 0.43%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.57% and 3.64%, respectively.
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
During the first quarter of 2015, the Company entered into cash flow interest rate swaps in which we extended the duration of $100.0 million of the $1.3 billion LIBOR based loans in our loan portfolio into fixed interest rates for a period of three or four years. These swaps add two basis points of protection to the net interest margin as a hedge against a prolonged low-rate environment. A similar cash flow interest rate swap, with a notional amount of $100.0 million, was entered into in 2014. Please refer to Note 11, "Derivatives," for additional information on interest rate swaps.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $3.8 million at June 30, 2015 and is classified in "Other liabilities" on the Condensed Consolidated Statements of Financial Condition.
First Commonwealth defines exposure to the Oil and Gas Industry as any borrower who is involved in exploration and production, and any company in the industry supply chain that generates 40% or more of their sales revenue from exploration and production companies.
As of June 30, 2015, the Company had a total of $139.7 million in commitments to the Oil and Gas Industry, with $59.4 million in outstanding loan balances against those commitments. Of this total, commitments of $42.2 million with outstanding balances of $14.5 million are for exploration and production, while $97.5 million in commitments, with outstanding balances of $44.9 million, are related to ancillary businesses.
Two customers account for 82.9% of the loans related to exploration and production and both are pass rated credits. These credit facilities are primarily used to support letters of credit and have little or no usage. Two commercial relationships in this category, totaling $3.8 million, are on non-performing status and have been even before the oil price decline in the third quarter of 2014.
The ancillary businesses sector consist of well services, transportation, and providing equipment and materials to support the oil and gas industry. Two customers, which account for 41.0% of the ancillary business exposure, are bulk transporters of refined product and are not expected to be negatively impacted from lower oil prices. There are four pass rated credits, with total commitments of $42.5 million, in the ancillary business sector that will see some impact from reduced drilling activity due to lower oil and gas prices. The Company will continue to monitor their performance accordingly. One commercial relationship with $2.3 million in outstanding loans for an ancillary business has been on non-performing status since 2012.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first six months of 2015, twenty-six loans totaling $3.2 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans, including held for sale loans, decreased $6.2 million due primarily to a charge-off of $3.3 million related to a loan relationship with a local energy company, the payoff of a $1.4 million commercial industrial loan with a local lumber company and a $1.2 million charge-off on a loan transferred to held for sale. Please refer to Note 8, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
Nonperforming loans, including loans held for sale, decreased $10.1 million to $45.1 million at June 30, 2015 compared to $55.3 million at December 31, 2014. This decrease is primarily due to a $3.3 million charge-off related to a commercial industrial loan relationship with a local energy company, a $2.3 million charge-off related to a commercial industrial loan relationship with a local water facility construction company and a $1.4 million payoff related to a commercial relationship with a local lumber company.
The allowance for credit losses as a percentage of nonperforming loans was 106.26% as of June 30, 2015 compared to 94.21% at December 31, 2014 and 109.59% at June 30, 2014. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $1.7 million and general reserves of $43.7 million as of June 30, 2015. Specific reserves decreased $7.8 million from December 31, 2014, and $4.4 million from June 30, 2014. The decrease in specific reserves in the first six months of 2015 is primarily due to charge-offs of loans which were provided for in prior periods. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at June 30, 2015.
Criticized loans totaled $120.5 million at June 30, 2015 and represented 2.7% of the loan portfolio. The level of criticized loans decreased as of June 30, 2015 when compared to December 31, 2014, by $19.6 million, or 14.0%. Classified loans totaled $79.9 million at June 30, 2015 compared to $67.8 million at December 31, 2014, an increase of $12.2 million, or 18.0%. Delinquency on accruing loans for the same period decreased $8.6 million, or 45.7%, the majority of which are commercial real estate and residential real estate loans.
The allowance for credit losses was $45.3 million at June 30, 2015 or 1.01% of total loans outstanding compared to 1.17% reported at December 31, 2014 and 1.17% at June 30, 2014. General reserves, or the portion of the allowance related to loans which were not specifically evaluated for impairment, as a percentage of non-impaired loans were 0.98% at June 30, 2015 compared to 0.97% at December 31, 2014 and 1.04% at June 30, 2014.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	June 30,				December 31, 2014
	2015		2014
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$21,776		$28,928		$25,715
Loans held for sale on a nonaccrual basis	2,432		—		—
Troubled debt restructured loans on nonaccrual basis	8,619		6,793		16,952
Troubled debt restructured loans on accrual basis	12,276		10,566		12,584
Total nonperforming loans	$45,103		$46,287		$55,251
Loans past due 30 to 90 days and still accruing	$8,607		$15,499		$16,163
Loans past due in excess of 90 days and still accruing	$1,592		$2,410		$2,619
Other real estate owned	$6,539		$7,817		$7,197
Loans held for sale at end of period	$9,817		$—		$2,502
Loans outstanding at end of period	$4,490,854		$4,334,214		$4,457,308
Average loans outstanding	$4,488,660	(a)	$4,303,278	(a)	$4,356,566	(b)
Nonperforming loans as a percentage of total loans	1.00%		1.07%		1.24%
Provision for credit losses	$4,197	(a)	$6,548	(a)	$11,196	(b)
Allowance for credit losses	$45,344		$50,725		$52,051
Net charge-offs	$10,904	(a)	$10,048	(a)	$13,370	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.49%		0.47%		0.31%
Provision for credit losses as a percentage of net charge-offs	38.49%	(a)	65.17%	(a)	83.74%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.01%		1.17%		1.17%
Allowance for credit losses as a percentage of nonperforming loans (c)	106.26%		109.59%		94.21%

(a)	For the six-month period ended.

(b)	For the twelve-month period ended.

(c)	Does not include nonperforming loans held for sale.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,098,019	24%	$1,052,109	24%
Real estate construction	125,010	3	120,785	3
Residential real estate	1,204,499	27	1,226,344	27
Commercial real estate	1,416,841	32	1,405,256	31
Loans to individuals	646,485	14	652,814	15
Total loans and leases net of unearned income	$4,490,854	100%	$4,457,308	100%
During the six months ended June 30, 2015, loans increased $33.5 million, or less than 1%, compared to balances outstanding at December 31, 2014. All categories of loans reflected growth during the first six months of 2015, except for residental real estate loans and loans to individuals. Declines in the loans to individuals category is primarily due to runoff in home equity installment loans. The decline in residential real estate loans is the result of continued runoff in our mortgage portfolio, as many of the loans originated by our mortgage banking area are sold in the secondary market.
Net charge-offs for the six months ended June 30, 2015 totaled $10.9 million compared to $10.0 million for the six months ended June 30, 2014. The most significant charge-offs during the six months ended June 30, 2015 include a $2.3 million partial

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

charge-off of two commercial industrial loans related to a local energy company and a $1.2 million charge-off of a commercial relationship that was transferred to loans held for sale. During the six months ended June 30, 2014, the most significant charge-offs included $1.9 million recognized on two commercial loans and 16 consumer loan relationships.

	For the Six Months Ended June 30, 2015			As of June 30, 2015
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$7,582	69.53%	0.34%	$22,004	51.56%	0.49%
Real estate construction	(84)	(0.77)	—	34	0.08	—
Residential real estate	811	7.44	0.04	11,605	27.20	0.26
Commercial real estate	535	4.91	0.02	8,726	20.45	0.19
Loans to individuals	2,060	18.89	0.09	302	0.71	0.01
Total loans, net of unearned income	$10,904	100.00%	0.49%	$42,671	100.00%	0.95%
As the above table illustrates, commercial, financial, agricultural and other, residential real estate and commercial real estate loans represented a significant portion of the nonperforming loans as of June 30, 2015. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At June 30, 2015, shareholders’ equity was $711.2 million, a decrease of $4.9 million from December 31, 2014. The decrease was primarily the result of $25.4 million of common stock repurchases and $12.6 million of dividends paid to shareholders, offset by $27.7 million in net income and increases of $4.4 million in the fair value of available for sale investments. Cash dividends declared per common share were $0.14 for the six months ended June 30, 2015 and 2014.
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
As of June 30, 2015, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules all on a fully phased in basis. To be considered well

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I as set forth in the table below:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$668,539	12.42%	$430,537	8.00%	$565,080	10.50%	$538,171	10.00%
First Commonwealth Bank	640,907	11.90	430,728	8.00	565,330	10.50	538,410	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$619,374	11.51%	$322,903	6.00%	$457,446	8.50%	$430,537	8.00%
First Commonwealth Bank	591,742	10.99	323,046	6.00	457,648	8.50	430,728	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$619,374	9.99%	$247,967	4.00%	$247,967	4.00%	$309,959	5.00%
First Commonwealth Bank	591,742	9.57	247,340	4.00	247,340	4.00	309,175	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$549,374	10.21%	$242,177	4.50%	$376,720	7.00%	$349,811	6.50%
First Commonwealth Bank	525,385	9.76	242,284	4.50	376,887	7.00	349,966	6.50
On January 27, 2015, First Commonwealth's Board of Directors authorized a $25.0 million common stock repurchase program. As of June 30, 2015, First Commonwealth had repurchased 2,885,020 shares at an average price of $8.70 per share under this program. This program was completed in May of 2015.

On May 11, 2015, First Commonwealth Bank, the banking subsidiary of First Commonwealth Financial Corporation and Columbus, Ohio based First Community Bank announced the signing of a definitive merger agreement pursuant to which First Commonwealth Bank will acquire First Community Bank in an all-cash deal valued at $14.75 million. First Community Bank has assets of $100 million and operates four branch locations. Upon closing of the transaction, which is expected in October 2015, First Community Bank will merge into First Commonwealth Bank and operate under the First Commonwealth name. First Commonwealth estimates that it will achieve cost saves of approximately 40% of First Community’s operating expenses and that the transaction will be accretive to income in the first full year of operations. First Commonwealth has received all necessary regulatory approvals for completion of the merger.
On July 29, 2015, First Commonwealth Financial Corporation declared a quarterly dividend of $0.07 per share payable on August 21, 2015 to shareholders of record as of August 10, 2015. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

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

On January 27, 2015, an additional share repurchase program was authorized for up to $25.0 million in shares of the Company’s common stock. In May of 2015, the final shares available to be purchased under this plan were purchased. The following table details the amount of shares repurchased under this program during the second quarter of 2015:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
April 30, 2015	611,813	$9.08	608,755	105,095
May 31, 2015	104,862	9.07	104,862	—
June 30, 2015	0	0.00	0	—
Total	716,675	$9.08	713,617

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $9.02 at April 30, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
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

101
The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 7, 2015	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: August 7, 2015	/s/ James R. Reske
James R. Reske Executive Vice President and Chief Financial Officer