Form 10-Q
period 2015-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2015-11-09
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of November 6, 2015, was 88,961,268.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2015	December 31, 2014
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$69,235	$72,276
Interest-bearing bank deposits	3,529	2,262
Securities available for sale, at fair value	1,050,733	1,309,819
Securities held to maturity, at amortized cost (Fair value of $154,837 at September 30, 2015)	154,035	—
Other investments	53,976	44,545
Loans held for sale	4,986	2,502
Loans:
Portfolio loans	4,575,735	4,457,308
Allowance for credit losses	(48,518)	(52,051)
Net loans	4,527,217	4,405,257
Premises and equipment, net	62,812	64,989
Other real estate owned	10,542	7,197
Goodwill	161,429	161,429
Amortizing intangibles, net	1,196	1,665
Bank owned life insurance	181,278	177,567
Other assets	103,781	110,777
Total assets	$6,384,749	$6,360,285
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,077,234	$989,027
Interest-bearing	3,084,256	3,326,484
Total deposits	4,161,490	4,315,511
Short-term borrowings	1,329,794	1,105,876
Subordinated debentures	72,167	72,167
Other long-term debt	39,052	89,459
Total long-term debt	111,219	161,626
Other liabilities	59,478	61,127
Total liabilities	5,661,981	5,644,140
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued at September 30, 2015 and December 31, 2014, and 88,961,268 and 91,723,028 shares outstanding at September 30, 2015 and December 31, 2014, respectively	105,563	105,563
Additional paid-in capital	365,950	365,615
Retained earnings	374,247	353,027
Accumulated other comprehensive income (loss), net	4,961	(4,499)
Treasury stock (16,602,187 and 13,840,427 shares at September 30, 2015 and December 31, 2014, respectively)	(127,953)	(103,561)
Total shareholders’ equity	722,768	716,145
Total liabilities and shareholders’ equity	$6,384,749	$6,360,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$43,083	$43,200	$128,334	$128,490
Interest and dividends on investments:
Taxable interest	6,470	7,118	20,022	21,632
Interest exempt from federal income taxes	261	104	646	172
Dividends	685	663	2,727	1,459
Interest on bank deposits	2	4	7	8
Total interest income	50,501	51,089	151,736	151,761
Interest Expense
Interest on deposits	1,757	2,974	5,787	9,897
Interest on short-term borrowings	1,279	662	3,353	1,608
Interest on subordinated debentures	588	578	1,736	1,715
Interest on other long-term debt	192	322	633	1,014
Total interest expense	3,816	4,536	11,509	14,234
Net Interest Income	46,685	46,553	140,227	137,527
Provision for credit losses	4,621	2,073	8,818	8,621
Net Interest Income after Provision for Credit Losses	42,064	44,480	131,409	128,906
Noninterest Income
Net securities gains	—	48	125	50
Trust income	1,614	1,678	4,511	4,587
Service charges on deposit accounts	4,081	4,099	11,271	12,032
Insurance and retail brokerage commissions	2,163	1,709	6,536	4,704
Income from bank owned life insurance	1,357	1,330	4,089	4,131
Gain on sale of loans	1,196	67	2,262	143
Gain on sale of other assets	444	675	1,022	4,345
Card related interchange income	3,637	3,599	10,784	10,620
Derivatives mark to market (expense) income	(783)	(108)	(420)	175
Other income	1,796	1,953	5,863	6,185
Total noninterest income	15,505	15,050	46,043	46,972
Noninterest Expense
Salaries and employee benefits	22,446	22,244	66,339	65,185
Net occupancy expense	3,291	3,180	10,518	9,969
Furniture and equipment expense	2,670	4,471	7,980	15,050
Data processing expense	1,558	1,583	4,505	4,593
Advertising and promotion expense	789	861	1,946	2,346
Pennsylvania shares tax expense	1,713	1,033	3,617	2,782
Intangible amortization	157	174	469	530
Collection and repossession expense	801	783	2,229	1,941
Other professional fees and services	1,007	1,050	2,882	2,777
FDIC insurance	963	926	3,047	3,026
Loss on sale or write-down of assets	140	61	2,037	1,241
Operational losses (recoveries)	314	187	1,637	(273)
Conversion related expenses	—	783	—	1,676
Other operating expenses	4,408	4,232	13,539	13,008
Total noninterest expense	40,257	41,568	120,745	123,851
Income Before Income Taxes	17,312	17,962	56,707	52,027
Income tax provision	4,898	5,466	16,625	15,303
Net Income	$12,414	$12,496	$40,082	$36,724
Average Shares Outstanding	88,807,294	92,567,503	89,527,560	93,627,933
Average Shares Outstanding Assuming Dilution	88,813,746	92,578,701	89,531,498	93,632,783
Per Share Data:
Basic Earnings per Share	$0.14	$0.13	$0.45	$0.39
Diluted Earnings per Share	$0.14	$0.13	$0.45	$0.39
Cash Dividends Declared per Common Share	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net Income	$12,414	$12,496	$40,082	$36,724
Other comprehensive income (loss), before tax (expense) benefit:
Unrealized holding gains (losses) on securities arising from during the period	6,344	(5,544)	12,510	16,863
Less: reclassification adjustment for gains on securities included in net income	—	(48)	(125)	(50)
Unrealized holding gains (losses) on derivatives arising from during the period	1,504	(27)	2,172	(27)
Less: reclassification adjustment for losses (gains) on derivatives included in net income	—	1	(6)	1
Total other comprehensive income (loss), before tax (expense) benefit	7,848	(5,618)	14,551	16,787
Income tax (expense) benefit related to items of other comprehensive income (loss)	(2,747)	1,964	(5,091)	(5,875)
Total other comprehensive income (loss)	5,101	(3,654)	9,460	10,912
Comprehensive Income	$17,515	$8,842	$49,542	$47,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2014	91,723,028	$105,563	$365,615	$353,027	$(4,499)	$(103,561)	$716,145
Net income				40,082			40,082
Other comprehensive income					9,460		9,460
Cash dividends declared ($0.21 per share)				(18,862)			(18,862)
Treasury stock acquired	(2,918,066)					(25,383)	(25,383)
Treasury stock reissued	20,936		32	—		160	192
Restricted stock	135,370	—	303	—		831	1,134
Balance at September 30, 2015	88,961,268	$105,563	$365,950	$374,247	$4,961	$(127,953)	$722,768

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2013	95,245,215	$105,563	$365,333	$334,748	$(20,588)	$(73,359)	$711,697
Net income				36,724			36,724
Other comprehensive income					10,912		10,912
Cash dividends declared ($0.21 per share)				(19,754)			(19,754)
Discount on dividend reinvestment plan purchases			(65)				(65)
Treasury stock acquired	(3,633,513)					(30,928)	(30,928)
Treasury stock reissued	21,960		35	—		157	192
Restricted stock	88,987	—	273	—		433	706
Balance at September 30, 2014	91,722,649	$105,563	$365,576	$351,718	$(9,676)	$(103,697)	$709,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Operating Activities	(dollars in thousands)
Net income	$40,082	$36,724
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,818	8,621
Deferred tax expense	12,520	6,207
Depreciation and amortization	5,750	11,659
Net gains on securities and other assets	(952)	(3,137)
Net amortization of premiums and discounts on securities	2,012	1,610
Net accretion of premiums and discounts on long term debt	—	(37)
Income from increase in cash surrender value of bank owned life insurance	(4,089)	(3,904)
Increase in interest receivable	(167)	(339)
Mortgage loans originated for sale	(67,708)	(3,810)
Proceeds from sale of mortgage loans	67,071	2,569
Decrease in interest payable	(173)	(476)
(Decrease) increase in income taxes payable	(22)	1,157
Other-net	(10,757)	772
Net cash provided by operating activities	52,385	57,616
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	3,828	—
Purchases	(156,756)	—
Transactions with securities available for sale:
Proceeds from sales	—	132,868
Proceeds from maturities and redemptions	286,924	199,580
Purchases	(16,600)	(325,955)
Purchases of FHLB stock	(46,911)	(32,115)
Proceeds from the redemption of FHLB stock	36,980	16,565
Proceeds from bank owned life insurance	378	1,776
Proceeds from sale of loans	2,898	3,112
Proceeds from sale of other assets	3,668	11,314
Net increase in loans	(140,268)	(146,863)
Purchases of premises and equipment	(3,740)	(9,781)
Net cash used in investing activities	(29,599)	(149,499)
Financing Activities
Net increase in federal funds purchased	11,000	3,500
Net increase in other short-term borrowings	212,918	404,852
Net decrease in deposits	(154,018)	(231,475)
Repayments of other long-term debt	(50,407)	(32,808)
Proceeds from other long-term debt	—	5,000
Discount on dividend reinvestment plan purchases	—	(65)
Dividends paid	(18,862)	(19,754)
Proceeds from reissuance of treasury stock	192	192
Purchase of treasury stock	(25,383)	(30,928)
Net cash (used in) provided by financing activities	(24,560)	98,514
Net (decrease) increase in cash and cash equivalents	(1,774)	6,631
Cash and cash equivalents at January 1	74,538	77,439
Cash and cash equivalents at September 30	$72,764	$84,070

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
The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year of 2015. These interim financial statements should be read in conjunction with First Commonwealth’s 2014 Annual Report on Form 10-K.
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

	For the Nine Months Ended September 30,
	2015			2014
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$12,510	$(4,377)	$8,133	$16,863	$(5,902)	$10,961
Reclassification adjustment for gains on securities included in net income	(125)	44	(81)	(50)	18	(32)
Total unrealized gains on securities	12,385	(4,333)	8,052	16,813	(5,884)	10,929
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	2,172	(760)	1,412	(27)	9	(18)
Reclassification adjustment for (gains) losses on derivatives included in net income	(6)	2	(4)	1	—	1
Total unrealized (losses) gains on derivatives	2,166	(758)	1,408	(26)	9	(17)
Total other comprehensive income	$14,551	$(5,091)	$9,460	$16,787	$(5,875)	$10,912

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,
	2015			2014
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$6,344	$(2,221)	$4,123	$(5,544)	$1,938	$(3,606)
Reclassification adjustment for gains on securities included in net income	—	—	—	(48)	17	(31)
Total unrealized gains (losses) on securities	6,344	(2,221)	4,123	(5,592)	1,955	(3,637)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	1,504	(526)	978	(27)	9	(18)
Reclassification adjustment for losses on derivatives included in net income	—	—	—	1	—	1
Total unrealized gains on derivatives	1,504	(526)	978	(26)	9	(17)
Total other comprehensive income (loss)	$7,848	$(2,747)	$5,101	$(5,618)	$1,964	$(3,654)

The following table details the change in components of OCI for the nine months ended September 30:

	2015				2014
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at December 31	$(4,875)	$76	$300	$(4,499)	$(20,868)	$280	$—	$(20,588)
Other comprehensive income before reclassification adjustment	8,133	—	1,412	9,545	10,961	—	(18)	10,943
Amounts reclassified from accumulated other comprehensive (loss) income	(81)	—	(4)	(85)	(32)	—	1	(31)
Net other comprehensive income during the period	8,052	—	1,408	9,460	10,929	—	(17)	10,912
Balance at September 30	$3,177	$76	$1,708	$4,961	$(9,939)	$280	$(17)	$(9,676)

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest, as well as detail on non-cash investing and financing activities for the nine months ended September 30:

	2015	2014
	(dollars in thousands)
Cash paid during the period for:
Interest	$11,682	$14,747
Income taxes	4,000	7,700
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	7,413	4,239
Loans transferred from held to maturity to held for sale	3,071	3,035
Gross increase in market value adjustment to securities available for sale	12,381	16,812
Gross increase (decrease) in market value adjustment to derivatives	2,167	(27)
Investments committed to purchase, not settled	1,350	1,000

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares issued	105,563,455	105,563,455	105,563,455	105,563,455
Average treasury stock shares	(16,602,502)	(12,836,692)	(15,858,433)	(11,773,187)
Average unearned nonvested shares	(153,659)	(159,260)	(177,462)	(162,335)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	88,807,294	92,567,503	89,527,560	93,627,933
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	6,452	11,198	3,938	4,850
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	—
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	88,813,746	92,578,701	89,531,498	93,632,783
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the nine months ended September 30 because to do so would have been antidilutive.

	2015			2014
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Stock Options	—	$—	$—	15,000	$14.55	$14.55
Restricted Stock	121,091	5.26	9.84	94,929	4.41	9.18

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
The following table identifies the notional amount of those instruments at:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,576,245	$1,635,948
Financial standby letters of credit	20,089	36,075
Performance standby letters of credit	26,317	25,915
Commercial letters of credit	2,023	2,611

The notional amounts outstanding as of September 30, 2015 include amounts issued in 2015 of $7.8 million in financial standby letters of credit and $2.3 million in performance standby letters of credit. There have been no commercial letters of credit issued during 2015. A liability of $0.2 million has been recorded as of September 30, 2015 and December 31, 2014, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $3.8 million as of September 30, 2015 and $3.1 million as of December 31, 2014. This liability is reflected in "Other liabilities" in the Condensed Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
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

Note 6 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$20,902	$2,379	$—	$23,281	$23,344	$2,595	$(3)	$25,936
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	816,179	12,819	(4,846)	824,152	947,635	13,076	(9,830)	950,881
Mortgage-Backed Securities – Commercial	37	1	—	38	72	2	—	74
Other Government-Sponsored Enterprises	135,853	19	(91)	135,781	269,181	4	(1,308)	267,877
Obligations of States and Political Subdivisions	27,064	397	(12)	27,449	27,058	362	(43)	27,377
Corporate Securities	1,895	438	—	2,333	6,682	573	—	7,255
Pooled Trust Preferred Collateralized Debt Obligations	42,000	1,016	(7,237)	35,779	41,926	309	(13,236)	28,999
Total Debt Securities	1,043,930	17,069	(12,186)	1,048,813	1,315,898	16,921	(24,420)	1,308,399
Equities	1,920	—	—	1,920	1,420	—	—	1,420
Total Securities Available for Sale	$1,045,850	$17,069	$(12,186)	$1,050,733	$1,317,318	$16,921	$(24,420)	$1,309,819

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
The amortized cost and estimated fair value of debt securities available for sale at September 30, 2015, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$3,000	$3,000
Due after 1 but within 5 years	132,852	132,781
Due after 5 but within 10 years	25,657	26,031
Due after 10 years	45,303	39,530
	206,812	201,342
Mortgage-Backed Securities (a)	837,118	847,471
Total Debt Securities	$1,043,930	$1,048,813

(a)
Mortgage Backed Securities include an amortized cost of $20.9 million and a fair value of $23.3 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $816.2 million and a fair value of $824.2 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the nine months ended September 30:

	2015	2014
	(dollars in thousands)
Proceeds from sales	$—	$132,868
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$—	$489
Gross losses	—	(441)
	—	48
Maturities and impairment
Gross gains	125	2
Gross losses	—	—
Other-than-temporary impairment	—	—
	125	2
Net gains and impairment	$125	$50

Securities available for sale with an estimated fair value of $480.1 million and $563.2 million were pledged as of September 30, 2015 and December 31, 2014, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at September 30, 2015. There were no held to maturity securities at December 31, 2014.

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$4,806	$24	$—	$4,830
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	$116,065	$520	$(6)	$116,579
Mortgage-Backed Securities – Commercial	15,299	176	—	15,475
Obligations of States and Political Subdivisions	17,865	131	(43)	17,953
Total Securities Held to Maturity	$154,035	$851	$(49)	$154,837
The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	12,210	12,303
Due after 10 years	5,655	5,650
	17,865	17,953
Mortgage-Backed Securities (a)	136,170	136,884
Total Debt Securities	$154,035	$154,837

(a)
Mortgage Backed Securities include an amortized cost of $4.8 million and a fair value of $4.8 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $131.4 million and a fair value of $132.1 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Securities held to maturity with an amortized cost of $16.5 million were pledged as of September 30, 2015 to secure public deposits and for other purposes required or permitted by law.

Note 7 Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings, while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the nine months ended September 30, 2015 and 2014, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at September 30, 2015 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,240	$—	(a)	$—	$—	$2,240	$—
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	78,300	(242)		277,333	(4,610)	355,633	(4,852)
Other Government-Sponsored Enterprises	10,091	(9)		91,570	(82)	101,661	(91)
Obligations of States and Political Subdivisions	7,123	(55)		—	—	7,123	(55)
Pooled Trust Preferred Collateralized Debt Obligations	—	—		30,068	(7,237)	30,068	(7,237)
Total Securities	$97,754	$(306)		$398,971	$(11,929)	$496,725	$(12,235)
(a) less than $1 thousand.

At September 30, 2015, fixed income securities issued by U.S. Government-sponsored enterprises comprised 40% of total unrealized losses due to changes in market interest rates. Pooled trust preferred collateralized debt obligations accounted for 59% of the unrealized losses primarily due to the illiquid market for this investment type. Obligations of state and political subdivisions account for the remaining 1% of total unrealized losses as a result of changes in market interest rates. At September 30, 2015, there are 45 debt securities in an unrealized loss position.

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
As of September 30, 2015, our corporate securities had an amortized cost and an estimated fair value of $1.9 million and $2.3 million, respectively. As of December 31, 2014, our corporate securities had an amortized cost and estimated fair value of $6.7 million and $7.3 million, respectively. Corporate securities are comprised of single issue trust preferred securities issued primarily by large regional banks. There were no corporate securities in an unrealized loss position as of September 30, 2015 and December 31, 2014. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
As of September 30, 2015, the book value of our pooled trust preferred collateralized debt obligations totaled $42.0 million with an estimated fair value of $35.8 million, which includes securities comprised of 275 banks and other financial institutions. All of our pooled securities are mezzanine tranches, three of which now have no senior class remaining in the issue. The credit ratings on all of our issues are below investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of September 30, 2015, after taking into account management’s best estimates of future interest deferrals and defaults, four of our securities had no excess subordination in the tranches we own and five of our securities had excess subordination which ranged from 10% to 84% of the current performing collateral.

The following table provides information related to our pooled trust preferred collateralized debt obligations as of September 30, 2015:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL IV	Mezzanine	$1,830	$1,337	$(493)	B1/BB	6	18.05%	57.96%
Pre TSL VII	Mezzanine	2,905	3,494	589	Ca/-	14	49.68	—
Pre TSL VIII	Mezzanine	2,000	1,865	(135)	C/C	29	56.74	—
Pre TSL IX	Mezzanine	2,367	1,811	(556)	B1/C	38	29.80	10.04
Pre TSL X	Mezzanine	1,583	1,921	338	Caa1/C	43	30.66	—
Pre TSL XII	Mezzanine	5,643	4,598	(1,045)	B3/C	66	23.07	—
Pre TSL XIII	Mezzanine	12,646	10,704	(1,942)	B3/C	56	12.05	26.32
Pre TSL XIV	Mezzanine	12,818	9,752	(3,066)	Caa1/CC	56	19.72	43.57
MMCap I	Mezzanine	208	297	89	Ca/C	8	58.11	84.08
Total		$42,000	$35,779	$(6,221)

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
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the nine months ended September 30, 2015 and 2014, there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments, we determine a credit-related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit-related impairment. A discounted cash flow analysis provides the best estimate of credit-related other-than-temporary impairment for these securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2015. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

•
Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of September 30, 2015, default probabilities for performing collateral ranged from 0.33% to 75%.

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
Our cash flow analysis as of September 30, 2015, indicates that no credit-related other-than-temporary impairment has occurred on our pooled trust preferred securities during the nine months ended September 30, 2015. Based upon the analysis performed by management, it is probable that four of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior periods. These securities are identified in the table on page 15 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of September 30, 2015 indicates it is probable that we will collect all contractual principal and interest payments. For four of those securities, PreTSL IX, PreTSL XIII, PreTSL XIV and MMCap I, other-than-temporary impairment charges were recorded in prior periods; however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL IV. Our cash flow analysis as of September 30, 2015, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in the present value of estimated future principal and interest payments exceeding the securities' current book value. The excess for each bond of the present value of future cash flows over our current book value ranges from 21% to 136% and will be recognized as an adjustment to yield over the remaining life of these securities. The excess subordination recognized as an adjustment to yield is reflected in the following table as increases in cash flows expected to be collected.
The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Balance, beginning (a)	$25,366	$26,842	$26,246	$27,543
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(255)	(288)	(917)	(989)
Reduction for debt securities called during the period	—	—	(218)	—
Balance, ending	$25,111	$26,554	$25,111	$26,554

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
In the first nine months of 2015 and 2014, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of September 30, 2015 and 2014, there were no equity securities in an unrealized loss position.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2015 and December 31, 2014, our FHLB stock totaled $54.0 million and $44.5 million, respectively, and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the nine months ended September 30, 2015.

Note 8 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,126,881	$1,052,109
Real estate construction	179,710	120,785
Residential real estate	1,204,220	1,226,344
Commercial real estate	1,435,954	1,405,256
Loans to individuals	628,970	652,814
Total loans and leases net of unearned income	$4,575,735	$4,457,308
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	September 30, 2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$1,043,458	$179,229	$1,192,888	$1,394,506	$628,735	$4,438,816
Non-Pass
OAEM	22,447	450	2,926	29,373	—	55,196
Substandard	60,976	31	8,406	12,075	235	81,723
Doubtful	—	—	—	—	—	—
Total Non-Pass	83,423	481	11,332	41,448	235	136,919
Total	$1,126,881	$179,710	$1,204,220	$1,435,954	$628,970	$4,575,735

	December 31, 2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$983,357	$112,536	$1,214,920	$1,353,773	$652,596	$4,317,182
Non-Pass
OAEM	32,563	8,013	2,315	29,479	—	72,370
Substandard	32,028	236	9,109	22,004	218	63,595
Doubtful	4,161	—	—	—	—	4,161
Total Non-Pass	68,752	8,249	11,424	51,483	218	140,126
Total	$1,052,109	$120,785	$1,226,344	$1,405,256	$652,814	$4,457,308
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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of September 30, 2015. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of September 30, 2015 and December 31, 2014. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	September 30, 2015
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,817	$59	$149	$17,334	$21,359	$1,105,522	$1,126,881
Real estate construction	—	—	—	31	31	179,679	179,710
Residential real estate	3,562	1,187	618	6,563	11,930	1,192,290	1,204,220
Commercial real estate	35	442	331	4,640	5,448	1,430,506	1,435,954
Loans to individuals	2,624	756	956	235	4,571	624,399	628,970
Total	$10,038	$2,444	$2,054	$28,803	$43,339	$4,532,396	$4,575,735

	December 31, 2014
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,816	$213	$264	$27,007	$30,300	$1,021,809	$1,052,109
Real estate construction	—	1	—	236	237	120,548	120,785
Residential real estate	5,162	1,295	1,077	7,900	15,434	1,210,910	1,226,344
Commercial real estate	1,797	122	—	7,306	9,225	1,396,031	1,405,256
Loans to individuals	3,698	1,059	1,278	218	6,253	646,561	652,814
Total	$13,473	$2,690	$2,619	$42,667	$61,449	$4,395,859	$4,457,308
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
There were no impaired loans held for sale at September 30, 2015 and December 31, 2014. During the nine months ended September 30, 2015, $2.4 million of impaired loans were sold, resulting in the recognition of a gain of $0.4 million. During the nine months ended September 30, 2014, $3.1 million of impaired loans were sold, resulting in the recognition of a gain of $0.1 million.
Significant nonaccrual loans as of September 30, 2015, include the following:

•
$6.1 million relationship of commercial industrial loans to an industrial manufacturer. These loans were originated in 2013 and were placed in nonaccrual status during the third quarter of 2015. A valuation of the collateral was completed during the third quarter of 2015.

•
$5.7 million relationship of commercial industrial loans to a local energy company. These loans were originated from 2008 to 2011 and were placed in nonaccrual status during the third quarter of 2013. Two of these loans were modified resulting in TDR classification: one loan totaling $2.3 million was modified in 2012, and the other loan totaling $2.9 million was modified in 2014. During the nine months ended September 30, 2015, charge-offs of $3.3 million related to this relationship were recorded. A valuation of the collateral was updated during the first quarter of 2015.

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of September 30, 2015 and December 31, 2014. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	September 30, 2015			December 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$10,581	$15,618		$9,439	$10,937
Real estate construction	31	119		236	476
Residential real estate	9,778	11,399		10,773	12,470
Commercial real estate	6,885	7,862		8,768	10,178
Loans to individuals	296	358		288	337
Subtotal	27,571	35,356		29,504	34,398
With an allowance recorded:
Commercial, financial, agricultural and other	12,812	13,254	4,202	24,826	25,583	9,304
Real estate construction	—	—	—	—	—	—
Residential real estate	364	556	20	367	380	56
Commercial real estate	80	80	33	554	554	101
Loans to individuals	—	—	—	—	—	—
Subtotal	13,256	13,890	4,255	25,747	26,517	9,461
Total	$40,827	$49,246	$4,255	$55,251	$60,915	$9,461

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30,
	2015		2014
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$19,199	$161	$15,209	$77
Real estate construction	102	—	1,506	19
Residential real estate	10,987	118	11,047	167
Commercial real estate	8,545	69	9,007	78
Loans to individuals	312	14	309	3
Subtotal	39,145	362	37,078	344
With an allowance recorded:
Commercial, financial, agricultural and other	6,125	100	11,944	125
Real estate construction	—	—	—	—
Residential real estate	275	—	1,178	12
Commercial real estate	83	4	90	3
Loans to individuals	—	—	—	—
Subtotal	6,483	104	13,212	140
Total	$45,628	$466	$50,290	$484

	For the Three Months Ended September 30,
	2015		2014
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$14,215	$40	$10,973	$39
Real estate construction	32	—	295	1
Residential real estate	10,748	39	10,590	38
Commercial real estate	7,894	26	8,873	24
Loans to individuals	314	5	346	1
Subtotal	33,203	110	31,077	103
With an allowance recorded:
Commercial, financial, agricultural and other	7,700	29	14,140	48
Real estate construction	—	—	—	—
Residential real estate	351	—	1,406	3
Commercial real estate	81	1	88	2
Loans to individuals	—	—	—	—
Subtotal	8,132	30	15,634	53
Total	$41,335	$140	$46,711	$156
Unfunded commitments related to nonperforming loans were $0.5 million at September 30, 2015 and $46 thousand at December 31, 2014. After consideration of available collateral related to these commitments, a reserve of $13 thousand and $14 thousand was established for these off balance sheet exposures at September 30, 2015 and December 31, 2014, respectively.

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$12,024	$12,584
Nonaccrual status	8,583	16,952
Total	$20,607	$29,536
Commitments
Unused lines of credit	$1,162	$4,120
The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Nine Months Ended September 30, 2015
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	4	$1,751	$—	$652	$2,403	$2,314	$52
Residential real estate	24	—	296	958	1,254	1,165	—
Commercial real estate	1	—	—	464	464	407	—
Loans to individuals	8	—	61	35	96	77	—
Total	37	$1,751	$357	$2,109	$4,217	$3,963	$52

	For the Nine Months Ended September 30, 2014
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$1,505	$—	$—	$1,505	$1,648	$27
Residential real estate	44	—	468	1,767	2,235	2,091	22
Commercial real estate	1	—	—	8	8	6	—
Loans to individuals	13	—	81	42	123	101	—
Total	60	$1,505	$549	$1,817	$3,871	$3,846	$49
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the nine months ended September 30, 2015 and 2014, $0.4 million and $0.5 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of reamortization. For both 2015 and 2014 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three Months Ended September 30, 2015
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$—	$543	$543	$525	$—
Residential real estate	8	$—	$—	$455	$455	$455	$—
Loans to individuals	2	—	—	18	18	16	—
Total	11	$—	$—	$1,016	$1,016	$996	$—

	For the Three Months Ended, September 30, 2014
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Residential real estate	24	—	164	1,116	1,280	1,233	2
Loans to individuals	3	—	8	15	23	20	—
Total	27	$—	$172	$1,131	$1,303	$1,253	$2
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. None of the rate modifications for the three months ended September 30, 2015 represent loans with modifications to the rate as well as payment. For the three months ended September 30, 2014, $0.1 million of total rate modifications represent loans with modifications to the rate as well as payment as a result of reamortization. For both 2015 and 2014 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to restructured loans that were considered to be in default during the nine months ended September 30:

	2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	3	$108	3	$18
Total	3	$108	3	$18
The following table provides information related to restructured loans that were considered to be in default during the three months ended September 30:

	2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	2	$105	1	$5
Total	2	$105	1	$5

The following tables provide detail related to the allowance for credit losses:

	For the Nine Months Ended September 30, 2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$29,627	$2,063	$3,664	$11,881	$4,816	$52,051
Charge-offs	(8,579)	—	(1,351)	(1,249)	(3,283)	(14,462)
Recoveries	922	84	417	186	502	2,111
Provision (credit)	5,230	(554)	(54)	1,584	2,612	8,818
Ending Balance	$27,200	$1,593	$2,676	$12,402	$4,647	$48,518
Ending balance: individually evaluated for impairment	$4,202	$—	$20	$33	$—	$4,255
Ending balance: collectively evaluated for impairment	22,998	1,593	2,656	12,369	4,647	44,263
Loans:
Ending balance	1,126,881	179,710	1,204,220	1,435,954	628,970	4,575,735
Ending balance: individually evaluated for impairment	22,852	—	6,037	5,706	—	34,595
Ending balance: collectively evaluated for impairment	1,104,029	179,710	1,198,183	1,430,248	628,970	4,541,140

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$22,663	$6,600	$7,727	$11,778	$5,457	$54,225
Charge-offs	(8,357)	(296)	(2,286)	(1,109)	(2,581)	(14,629)
Recoveries	625	469	420	432	621	2,567
Provision (credit)	4,773	1,331	(407)	1,453	1,471	8,621
Ending Balance	$19,704	$8,104	$5,454	$12,554	$4,968	$50,784
Ending balance: individually evaluated for impairment	$4,271	$—	$332	$29	$—	$4,632
Ending balance: collectively evaluated for impairment	15,433	8,104	5,122	12,525	4,968	46,152
Loans:
Ending balance	1,071,531	115,788	1,234,842	1,345,302	644,018	4,411,481
Ending balance: individually evaluated for impairment	23,773	199	6,854	6,890	—	37,716
Ending balance: collectively evaluated for impairment	1,047,758	115,589	1,227,988	1,338,412	644,018	4,373,765

	For the Three Months Ended September 30, 2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$23,755	$1,518	$2,923	$12,227	$4,921	$45,344
Charge-offs	(639)	—	(301)	(561)	(900)	(2,401)
Recoveries	564	—	178	33	179	954
Provision (credit)	3,520	75	(124)	703	447	4,621
Ending Balance	$27,200	$1,593	$2,676	$12,402	$4,647	$48,518

	For the Three Months Ended, September 30, 2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$21,956	$5,899	$6,125	$11,661	$5,084	$50,725
Charge-offs	(498)	—	(551)	(812)	(1,019)	(2,880)
Recoveries	204	132	97	177	256	866
Provision (credit)	(1,958)	2,073	(217)	1,528	647	2,073
Ending Balance	$19,704	$8,104	$5,454	$12,554	$4,968	$50,784

Note 9 Income Taxes
At September 30, 2015 and December 31, 2014, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2012 through 2014 were open for examination as of September 30, 2015.

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
Loans held for sale include residential mortgage loans originated for sale in the secondary mortgage market. The estimated fair value for these loans was determined on the basis of rates obtained in the respective secondary market.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$35,779		Discounted Cash Flow	Probability of default	0% - 100% (13.72%)
				Prepayment rates	0% - 73.52% (5.09%)
				Discount rates	5.25% - 12.00% (a)
Equities	1,920		Par Value	N/A	N/A
Impaired Loans	2,903	(b)	Reserve study	Discount rate	10.00%
				Gas per MCF	$2.71 - $3.48 (c)
				Oil per BBL/d	$55.00 (c)
	520	(b)	Discounted Cash Flow	Discount Rate	1.90%
Other Real Estate Owned	8		Internal Valuation	N/A	N/A

(a)	incorporates spread over risk free rate related primarily to credit quality and illiquidity of securities.

(b)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(c)	unobservable inputs are defined as follows: MCF - million cubic feet; BBL/d - barrels per day.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$23,281	$—	$23,281
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	824,152	—	824,152
Mortgage-Backed Securities - Commercial	—	38	—	38
Other Government-Sponsored Enterprises	—	135,781	—	135,781
Obligations of States and Political Subdivisions	—	27,449	—	27,449
Corporate Securities	—	2,333	—	2,333
Pooled Trust Preferred Collateralized Debt Obligations	—	—	35,779	35,779
Total Debt Securities	—	1,013,034	35,779	1,048,813
Equities	—	—	1,920	1,920
Total Securities Available for Sale	—	1,013,034	37,699	1,050,733
Other Investments	—	53,976	—	53,976
Loans held for sale	—	4,986	—	4,986
Other Assets(a)	—	16,303	—	16,303
Total Assets	$—	$1,088,299	$37,699	$1,125,998
Other Liabilities(a)	$—	$14,333	$—	$14,333
Total Liabilities	$—	$14,333	$—	$14,333

(a)	Hedging and non-hedging interest rate derivatives

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$25,936	$—	$25,936
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	950,881	—	950,881
Mortgage-Backed Securities - Commercial	—	74	—	74
Other Government-Sponsored Enterprises	—	267,877	—	267,877
Obligations of States and Political Subdivisions	—	27,377	—	27,377
Corporate Securities	—	7,255	—	7,255
Pooled Trust Preferred Collateralized Debt Obligations	—	—	28,999	28,999
Total Debt Securities	—	1,279,400	28,999	1,308,399
Equities	—	—	1,420	1,420
Total Securities Available for Sale	—	1,279,400	30,419	1,309,819
Other Investments	—	44,545	—	44,545
Loans Held for Sale	—	2,502	—	2,502
Other Assets(a)	—	11,186	—	11,186
Total Assets	$—	$1,337,633	$30,419	$1,368,052
Other Liabilities(a)	$—	$10,671	$—	$10,671
Total Liabilities	$—	$10,671	$—	$10,671

(a)	Hedging and non-hedging interest rate derivatives

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the nine months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2015
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total
	(dollars in thousands)
Balance, beginning of period	$28,999	$1,420	$30,419
Total gains or losses
Included in earnings	105	—	105
Included in other comprehensive income	7,729	—	7,729
Purchases, issuances, sales, and settlements
Purchases	—	500	500
Issuances	—	—	—
Sales	—	—	—
Settlements	(1,054)	—	(1,054)
Transfers into Level 3	—	—	—
Balance, end of period	$35,779	$1,920	$37,699

	2014
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Total
	(dollars in thousands)
Balance, beginning of period	$23,523	$1,420	$—	$24,943
Total gains or losses
Included in earnings	—	—	77	77
Included in other comprehensive income	7,266	—	—	7,266
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	(3,112)	(3,112)
Settlements	(1,333)	—	—	(1,333)
Transfers into Level 3	—	—	3,035	3,035
Balance, end of period	$29,456	$1,420	$—	$30,876
During the nine months ended September 30, 2015 and 2014, there were no transfers between fair value Levels 1 and 2. During the nine months ended September 30, 2015, there were no transfers between fair value Levels 2 and 3. However, $3.0 million of loans were transferred into Level 3 from Level 2 during the nine months ended September 30, 2014 due to the loans being transferred to a held for sale status. The loans transferred and subsequently sold related to three nonperforming loan relationships for which this was determined to be the appropriate exit strategy. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2015 and 2014.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

2015
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total
(dollars in thousands)
Balance, beginning of period	$35,521	$1,920	$37,441
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	258	—	258
Purchases, issuances, sales, and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$35,779	$1,920	$37,699

	2014
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Total
	(dollars in thousands)
Balance, beginning of period	$28,154	$1,420	$—	29,574
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	1,470	—	—	1,470
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(168)	—	—	(168)
Transfers into Level 3	—	—	—	—
Balance, end of period	$29,456	$1,420	$—	$30,876
During the three months ended September 30, 2015 and 2014, there were no transfers between fair value Levels 1 and 2.
The tables below present the balances of assets measured at fair value on a non-recurring basis at:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$26,916	$9,656	$36,572
Other real estate owned	—	12,386	8	12,394
Total Assets	$—	$39,302	$9,664	$48,966

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$34,864	$10,926	$45,790
Other real estate owned	—	7,828	153	7,981
Total Assets	$—	$42,692	$11,079	$53,771
The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Impaired loans	$(2,838)	$456	$(3,532)	$(1,291)
Other real estate owned	(78)	(51)	(1,205)	(1,109)
Total losses	$(2,916)	$405	$(4,737)	$(2,400)
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
The fair value for other real estate owned determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a book cost of $10.5 million as of September 30, 2015 and consisted primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 12, “Goodwill.” There were no other assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2015.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.2 million at September 30, 2015 and December 31, 2014, respectively. See Note 5, “Commitments and Contingent Liabilities,” for additional information.
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
The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	September 30, 2015
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$69,235	$69,235	$69,235	$—	$—
Interest-bearing deposits	3,529	3,529	3,529	—	—
Securities available for sale	1,050,733	1,050,733	—	1,013,034	37,699
Securities held to maturity	154,035	154,837	—	154,837	—
Other investments	53,976	53,976	—	53,976	—
Loans held for sale	4,986	4,986	—	4,986	—
Loans	4,575,735	4,596,889	—	26,916	4,569,973
Financial liabilities
Deposits	4,161,490	4,164,660	—	4,164,660	—
Short-term borrowings	1,329,794	1,329,920	—	1,329,920	—
Subordinated debt	72,167	62,227	—	—	62,227
Long-term debt	39,052	39,704	—	39,704	—

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
First Commonwealth is also party to interest rate caps that are not designated as hedging instruments. These derivatives relate to contracts that First Commonwealth enters into with loan customers that provide a maximum interest rate on their variable rate loan. At the same time the interest rate cap is entered into with the customer, First Commonwealth enters into an offsetting interest rate cap with another financial institution. The notional amount and maximum interest rate on both interest cap contracts are identical.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The periodic net settlement of interest rate swaps is recorded as an adjustment to Interest and fees on loans in the Condensed Consolidated Statements of Income. For the nine months ended September 30, 2015, there was a $1.5 million impact on interest income as a result of these interest rate swaps. Changes in the fair value of the effective portion of cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest and fees on loans," the same line item in the Condensed Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at September 30, 2015, and December 31, 2014, and changes in the fair value attributed to hedge ineffectiveness were not material.
The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(688)	$(268)
Notional Amount:
Interest rate derivatives	271,371	273,388
Interest rate caps	23,447	6,656
Risk participation agreements	124,116	113,624
Sold credit protection on risk participation agreements	(17,635)	(17,296)
Derivatives Designated as Hedging Instruments
Fair value adjustment	2,644	472
Notional Amount - Interest rate derivatives	200,000	100,000

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in Other income on the Condensed Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Non-hedging interest rate derivatives
(Decrease) increase in other income	$(783)	$(108)	$(420)	$175
Hedging interest rate derivatives
Increase in interest and fees on loans	565	29	1,503	29
Increase in other expense	—	—	21	—
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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of September 30, 2015 and December 31, 2014 was $161.4 million. No impairment charges on goodwill or other intangible assets were incurred in 2015 or 2014.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of September 30, 2015, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Note 13 Subsequent Events

On October 1, 2015, First Commonwealth Bank, the banking subsidiary of First Commonwealth Financial Corporation, completed its acquisition of Columbus, Ohio based First Community Bank in an all-cash deal valued at $14.8 million. First Community Bank has assets of $102.8 million and four branch locations which will operate under the First Commonwealth name.

Note 14 New Accounting Pronouncements
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
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805)," requires that the acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adjustments are required to be presented separately on the face of the income statement or disclosed in the notes to show the portion of current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the nine months ended September 30, 2015 and 2014, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 40 and 47 for the nine and three months ended September 30, 2015 and 2014, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
Net Income	$12,414	$12,496	$40,082	$36,724
Per Share Data:
Basic Earnings per Share	$0.14	$0.13	$0.45	$0.39
Diluted Earnings per Share	0.14	0.13	0.45	0.39
Cash Dividends Declared per Common Share	0.07	0.07	0.21	0.21
Average Balance:
Total assets	$6,343,009	$6,325,068	$6,354,128	$6,260,109
Total equity	718,178	717,859	716,200	719,002
End of Period Balance:
Net loans			$4,532,203	$4,360,697
Total assets			6,384,749	6,356,098
Total deposits			4,161,490	4,372,388
Total equity			722,768	709,484
Key Ratios:
Return on average assets	0.78%	0.78%	0.84%	0.78%
Return on average equity	6.86%	6.91%	7.48%	6.83%
Dividends payout ratio	50.00%	53.85%	46.67%	53.85%
Average equity to average assets ratio	11.32%	11.35%	11.27%	11.49%
Net interest margin	3.25%	3.26%	3.29%	3.28%
Net loans to deposits ratio			108.91%	99.73%

Results of Operations
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net Income
For the nine months ended September 30, 2015, First Commonwealth had net income of $40.1 million, or $0.45 diluted earnings per share, compared to net income of $36.7 million, or $0.39 diluted earnings per share, in the nine months ended September 30, 2014. The increase in net income was primarily the result of an increase in net interest income and declines in noninterest expense, partially offset by declines in noninterest income.
For the nine months ended September 30, 2015, the Company’s return on average equity was 7.48% and its return on average assets was 0.84%, compared to 6.83% and 0.78%, respectively, for the nine months ended September 30, 2014.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $142.8 million in the first nine months of 2015, compared to $140.0 million for the same period in 2014. This increase was primarily due to growth in earning assets of $105.9 million, an 8 basis point, or $2.7 million, decrease in interest expense and a $1.0 million special dividend on FHLB stock received in 2015. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income) at 75% for the nine months ended September 30, 2015 and 2014. The net interest margin, on a fully taxable equivalent basis, was 3.29% and 3.28% for the nine months ended September 30, 2015 and September 30, 2014, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The taxable equivalent yield on interest-earning assets was 3.55% for the nine months ended September 30, 2015, a decrease of 7 basis points compared to the 3.62% yield for the same period in 2014. Growth in earning assets has helped to offset the spread compression, as average earning assets for the nine months ended September 30, 2015 increased $105.9 million, or 2%, compared to the same period in 2014. Average loans for the nine months ended September 30, 2015 increased $177.8 million, or 4.1% compared to the same period in 2014. Investment portfolio purchases during the nine months ended September 30, 2015 have been primarily in mortgage-related assets with approximate durations of 48-60 months and municipal securities with a duration of five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities as interest rates rise.
Reductions in the cost of interest-bearing liabilities offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.34% for the nine months ended September 30, 2015, compared to 0.42% for the same period in 2014. This decline is primarily due to a 30 basis point decrease in the cost of time deposits as maturities repriced to lower rates or were replaced with lower cost short-term borrowings.
For the nine months ended September 30, 2015, changes in interest rates negatively impacted net interest income by $4.5 million when compared with the same period in 2014. The lower yield on interest-earning assets adversely impacted net interest income by $4.5 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $25 thousand. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, growing the loan portfolio and increasing our investment volumes within established interest rate risk management guidelines.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets offset the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $7.2 million in the nine months ended September 30, 2015, as compared to the same period in 2014. Higher levels of interest-earning assets resulted in an increase of $4.5 million in interest income, while volume changes decreased interest expense by $2.8 million, primarily as the result of changes in time deposits, including brokered deposits.
Net interest income also benefited from a $96.2 million increase in average net free funds at September 30, 2015 as compared to September 30, 2014. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $84.1 million, or 8.8%, in noninterest-bearing demand deposit average balances. Additionally, higher cost time deposits continue to mature and reprice into lower cost deposits or other funding alternatives. Average time deposits for the nine months ended September 30, 2015 decreased by $351.5 million compared to the comparable period in 2014.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the nine months ended September 30:

	2015	2014
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$151,736	$151,761
Adjustment to fully taxable equivalent basis	2,536	2,502
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	154,272	154,263
Interest expense	11,509	14,234
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$142,763	$140,029

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the nine months ended September 30:

	2015			2014
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,993	$7	0.23%	$4,113	$8	0.26%
Tax-free investment securities	34,374	994	3.87	8,998	265	3.94
Taxable investment securities	1,260,030	22,749	2.41	1,357,220	23,091	2.27
Loans, net of unearned income (b)(c)	4,509,628	130,522	3.87	4,331,807	130,899	4.04
Total interest-earning assets	5,808,025	154,272	3.55	5,702,138	154,263	3.62
Noninterest-earning assets:
Cash	66,249			71,589
Allowance for credit losses	(49,617)			(54,986)
Other assets	529,471			541,368
Total noninterest-earning assets	546,103			557,971
Total Assets	$6,354,128			$6,260,109
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$653,737	$172	0.04%	$636,551	$150	0.03%
Savings deposits (d)	1,857,077	1,872	0.13	1,875,064	1,745	0.12
Time deposits	714,005	3,743	0.70	1,065,458	8,002	1.00
Short-term borrowings	1,193,122	3,353	0.38	749,269	1,608	0.29
Long-term debt	126,896	2,369	2.50	208,818	2,729	1.75
Total interest-bearing liabilities	4,544,837	11,509	0.34	4,535,160	14,234	0.42
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,038,016			953,946
Other liabilities	55,075			52,001
Shareholders’ equity	716,200			719,002
Total Noninterest-Bearing Funding Sources	1,809,291			1,724,949
Total Liabilities and Shareholders’ Equity	$6,354,128			$6,260,109
Net Interest Income and Net Yield on Interest-Earning Assets		$142,763	3.29%		$140,029	3.28%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the nine months ended September 30, 2015 compared with September 30, 2014:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(1)	$—	$(1)
Tax-free investment securities	729	748	(19)
Taxable investment securities	(342)	(1,650)	1,308
Loans	(377)	5,373	(5,750)
Total interest income (b)	9	4,471	(4,462)
Interest-bearing liabilities:
Interest-bearing demand deposits	22	4	18
Savings deposits	127	(16)	143
Time deposits	(4,259)	(2,629)	(1,630)
Short-term borrowings	1,745	963	782
Long-term debt	(360)	(1,072)	712
Total interest expense	(2,725)	(2,750)	25
Net interest income	$2,734	$7,221	$(4,487)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the nine months ended September 30:

	2015		2014
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$5,230	59%	$4,773	55%
Real estate construction	(554)	(6)	1,331	16
Residential real estate	(54)	(1)	(407)	(5)
Commercial real estate	1,584	18	1,453	17
Loans to individuals	2,612	30	1,471	17
Total	$8,818	100%	$8,621	100%
The provision for credit losses for the nine months ended September 30, 2015 increased in comparison to the nine months ended September 30, 2014 by $0.2 million, or 2%. The majority of the 2015 provision expense is attributable to commercial, financial, agricultural and other loans resulting from an increase in historical loss factors as well as specific reserves established for three loans, partially offset by the release of $1.1 million in specific reserves for loans transferred to held for sale in the first quarter of 2015. These held for sale loans were sold during the third quarter quarter of 2015, at which time a gain of $0.4 million was recognized. Provision expense for commercial real estate loans was impacted by charge-offs and increases in qualitative factors including those associated with vacancy and rents. The provision for loans to individuals is primarily due to charge-offs in the indirect automobile portfolio. Real estate construction and residential real estate reflect a negative provision expense due to a decline in historical loss factors for these categories.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The majority of the 2014 provision expense is attributable to specific reserves for one oil and gas servicing company which was transferred to nonaccrual status in the first quarter of 2014 and sold during the second quarter of 2014.
The allowance for credit losses was $48.5 million, or 1.06%, of total loans outstanding at September 30, 2015, compared to $52.1 million, or 1.17%, at December 31, 2014 and $50.8 million, or 1.15%, at September 30, 2014. The change compared to December 31, 2014, can be attributed to a $3.2 million, or 2%, decrease in criticized loans, which includes a reduction of $14.4 million, or 26%, in nonperforming loans as well as a $5.2 million decrease in the level of specific reserves held on impaired loans. Nonperforming loans as a percentage of total loans decreased to 0.89% at September 30, 2015 from 1.24% at December 31, 2014 and 1.03% as of September 30, 2014. The allowance to nonperforming loan ratio was 118.84%, 94.21% and 112.21% as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

Below is an analysis of the consolidated allowance for credit losses for the nine months ended September 30, 2015 and 2014 and the year-ended December 31, 2014:

	September 30, 2015	September 30, 2014	December 31, 2014
	(dollars in thousands)
Balance, beginning of period	$52,051	$54,225	$54,225
Loans charged off:
Commercial, financial, agricultural and other	8,579	8,357	8,911
Real estate construction	—	296	296
Residential real estate	1,351	2,286	3,153
Commercial real estate	1,249	1,109	1,148
Loans to individuals	3,283	2,581	3,964
Total loans charged off	14,462	14,629	17,472
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	922	625	734
Real estate construction	84	469	1,340
Residential real estate	417	420	650
Commercial real estate	186	432	612
Loans to individuals	502	621	766
Total recoveries	2,111	2,567	4,102
Net credit losses	12,351	12,062	13,370
Provision charged to expense	8,818	8,621	11,196
Balance, end of period	$48,518	$50,784	$52,051

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the nine months ended September 30:

	2015	2014	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$4,511	$4,587	$(76)	(2)%
Service charges on deposit accounts	11,271	12,032	(761)	(6)
Insurance and retail brokerage commissions	6,536	4,704	1,832	39
Income from bank owned life insurance	4,089	4,131	(42)	(1)
Card related interchange income	10,784	10,620	164	2
Other income	5,863	6,185	(322)	(5)
Subtotal	43,054	42,259	795	2
Net securities gains	125	50	75	150
Gain on sale of loans	2,262	143	2,119	1,482
Gain on sale of other assets	1,022	4,345	(3,323)	(76)
Derivatives mark to market (expense) income	(420)	175	(595)	(340)
Total noninterest income	$46,043	$46,972	$(929)	(2)%

Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivative mark to market, increased $0.8 million, or 2%, for the first nine months of 2015 compared to 2014. Insurance and retail brokerage commissions increased $1.8 million as a result of increased production and an agency acquisition in the fourth quarter of 2014. Offsetting that increase is a $0.8 million decrease in service charges on deposit accounts and a $0.3 million decrease in the other income category. The decrease in service charge on deposits is a result of lower overdraft fees, and the decline in other income can be attributed to $0.3 million in revenue recognized in 2014 from our registered investment advisory business, which was sold in the first quarter of 2014.
Total noninterest income for the nine months ended September 30, 2015 decreased $0.9 million in comparison to the nine months ended September 30, 2014. The most significant change includes a $3.3 million decrease in gain on sale of other assets as a result of a $1.2 million gain recognized in 2014 from the sale of the Company's registered investment advisory business and the sale of three OREO properties that resulted in gains of $2.4 million. Additionally, the quarterly fair value adjustment on derivatives resulted in a $0.6 million decrease in income as a result of changes in corporate bond spreads and swap rates during the nine month period. Offsetting these decreases is a $2.1 million increase in the gain on sale of loans primarily due to the Company reentering the secondary mortgage market.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the nine months ended September 30:

	2015	2014	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$66,339	$65,185	$1,154	2%
Net occupancy expense	10,518	9,969	549	6
Furniture and equipment expense - excluding IT conversion	7,980	9,473	(1,493)	(16)
Data processing expense	4,505	4,593	(88)	(2)
Advertising and promotion expense	1,946	2,346	(400)	(17)
Pennsylvania shares tax expense	3,617	2,782	835	30
Intangible amortization	469	530	(61)	(12)
Collection and repossession expense	2,229	1,941	288	15
Other professional fees and services	2,882	2,777	105	4
FDIC insurance	3,047	3,026	21	1
Other operating expenses	13,539	13,008	531	4
Subtotal	117,071	115,630	1,441	1
Loss on sale or write-down of assets	2,037	1,241	796	64
Furniture and equipment expense - related to IT conversion	—	5,577	(5,577)	(100)%
Conversion related expenses	—	1,676	(1,676)	(100)%
Operational losses (recoveries)	1,637	(273)	1,910	700%
Total noninterest expense	$120,745	$123,851	$(3,106)	(3)%

Noninterest expense, excluding loss on sale or write-down of assets, furniture and equipment expense related to IT conversion, conversion related expenses and operational losses (recoveries), increased $1.4 million, or 1%, for the nine months ended September 30, 2015 compared to the same period in 2014. Contributing to the 2015 increases are $1.2 million in salary and employee benefits expense due to strategic initiatives such as the launch of the mortgage initiative and the acquisition of an insurance agency as well as normal merit increases. Net occupancy increased $0.5 million due to higher property taxes and building repairs, and collection and repossession expense increased $0.3 million primarily due to costs related to one commercial relationship.

Pennsylvania shares tax expense increased $0.8 million as the result of a $0.7 million agreement reached for a disputed tax assessment. The dispute related to the capital treatment of minority interest in a non-controlled subsidiary for the years 2011, 2012 and 2013. Prior to the third quarter of 2015, the Company believed it would prevail on its appeal of the assessment based on the intention of the tax statute, which specifically excluded minority interests from the shares tax assessment base. However, during the third quarter of 2015, the Pennsylvania Commonwealth Court settled the first case related to this issue which set the precedent for all other appeals on this issue. As a result, the Company agreed to a similar settlement. There are no other tax years open for assessment of this minority interest issue.

Offsetting these increases is a $1.5 million decrease in furniture and equipment expense due to declines in equipment and software maintenance costs as a result of the IT system conversion which was completed in the third quarter of 2014.

Loss on sale or write-down of assets for the nine months ended September 30, 2015 increased $0.8 million as compared to the same period in 2014. The loss in 2015 includes $1.1 million in write-downs on three OREO properties recognized as a result of updated appraisals as well as a $0.4 million write-down due to the anticipated sale of a bank building. The sale of this building and closing of the related branch office is estimated to provide $0.2 million in annual savings. The loss on sale or write-down of assets for the nine months ended September 30, 2014 included a $0.7 million write-down on one OREO property.

Operational losses (recoveries) increased $1.9 million for the nine months ended September 30, 2015. In the first nine months of 2015, operational losses are largely due to fraud losses recognized in conjunction with several merchant debit card breaches. The negative expense recognized in the nine months ended September 30, 2014 is a result of a $0.9 million insurance recovery related to a fraud loss recognized in 2012.

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
Income Tax
The provision for income taxes increased $1.3 million for the nine months ended September 30, 2015, compared to the corresponding period in 2014. The higher provision for income taxes was the result of a $4.7 million increase in the level of income before taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the nine months ended September 30, 2015 and 2014.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduced our tax rate below the 35% statutory rate produced an annual effective tax rate of 29.3% and 29.4% for the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, our deferred tax assets totaled $32.0 million. Based on our evaluation as of September 30, 2015, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not needed. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net Income
For the three months ended September 30, 2015, First Commonwealth had net income of $12.4 million, or $0.14 per share, compared to net income of $12.5 million, or $0.13 per share, in the three months ended September 30, 2014. For the three months ended September 30, 2015, the Company’s return on average equity was 6.86% and its return on average assets was 0.78%, compared to 6.91% and 0.78%, respectively, for the three months ended September 30, 2014. The decrease in net income was primarily the result of an increase in the provision for credit losses offset by declines in noninterest expense and an increase in noninterest income.

Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $47.6 million in the third quarter of 2015, compared to $47.4 million for the same period in 2014. This increase was primarily due a growth in interest-earning assets and a decline in the cost of interest-bearing liabilities. The net interest margin, on a fully taxable equivalent basis, was 3.25% and 3.26% for the three months ended September 30, 2015 and September 30, 2014, respectively.

The taxable equivalent yield on interest-earning assets was 3.52% for the three months ended September 30, 2015, a decrease of 5 basis points compared to the 3.57% yield for the same period in 2014. Growth in earning assets has helped to offset the spread compression, as average interest-earning assets for the three months ended September 30, 2015 increased $27.7 million, or 0.5%, compared to the comparable period in 2014. Average loans increased $162.8 million, or 3.7%, comparing the three months ended September 30, 2015 to the same period in 2014. Investment portfolio purchases during the three months ended September 30, 2015 have been primarily in mortgage-related assets with approximate durations of 48-60 months and municipal securities with a duration of five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities as interest rates rise.
Reductions in the cost of interest-bearing liabilities offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.34% for the three months ended September 30, 2015, compared to 0.39% for the same period

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

in 2014. This decline can be attributed to a 35 basis point decrease in the cost of time deposits, as maturities were repriced lower or replaced with lower cost short-term borrowings.
For the three months ended September 30, 2015, changes in interest rates negatively impacted net interest income by $1.7 million when compared with the same period in 2014. The lower yield on interest-earning assets adversely impacted net interest income by $1.5 million, while increases in the cost of short-term borrowings and long term debt resulted in a negative impact of $0.7 million.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets offset the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $1.9 million in the three months ended September 30, 2015, as compared to the same period in 2014. Higher levels of interest-earning assets resulted in an increase of $1.0 million in interest income, while volume changes decreased interest expense by $0.9 million, primarily as the result of changes in time deposits, including brokered deposits, and long-term debt.
Net interest income also benefited from a $79.8 million increase in average net free funds at September 30, 2015 as compared to September 30, 2014. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $69.5 million, or 7.0%, in noninterest-bearing demand deposit average balances. Additionally, higher cost time deposits continue to mature and reprice into lower cost deposits or other funding alternatives. Average time deposits for the three months ended September 30, 2015 decreased by $295.0 million compared to the comparable period in 2014.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended September 30:

	2015	2014
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$50,501	$51,089
Adjustment to fully taxable equivalent basis	883	811
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	51,384	51,900
Interest expense	3,816	4,536
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$47,568	$47,364

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the three months ended September 30:

	2015			2014
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,221	$2	0.25%	$4,758	$4	0.33%
Tax-free investment securities	41,671	401	3.82	16,233	160	3.91
Taxable investment securities	1,203,603	7,155	2.36	1,362,563	7,781	2.27
Loans, net of unearned income (b)(c)	4,550,882	43,826	3.82	4,388,130	43,955	3.97
Total interest-earning assets	5,799,377	51,384	3.52	5,771,684	51,900	3.57
Noninterest-earning assets:
Cash	66,685			71,391
Allowance for credit losses	(47,152)			(52,522)
Other assets	524,099			534,515
Total noninterest-earning assets	543,632			553,384
Total Assets	$6,343,009			$6,325,068
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$656,008	$66	0.04%	$633,213	$49	0.03%
Savings deposits (d)	1,848,508	647	0.14	1,832,914	578	0.13
Time deposits	659,445	1,044	0.63	954,474	2,347	0.98
Short-term borrowings	1,232,795	1,279	0.41	940,156	662	0.28
Long-term debt	111,285	780	2.78	199,435	900	1.79
Total interest-bearing liabilities	4,508,041	3,816	0.34	4,560,192	4,536	0.39
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,065,204			995,690
Other liabilities	51,586			51,327
Shareholders’ equity	718,178			717,859
Total noninterest-bearing funding sources	1,834,968			1,764,876
Total Liabilities and Shareholders’ Equity	$6,343,009			$6,325,068
Net Interest Income and Net Yield on Interest-Earning Assets		$47,568	3.25%		$47,364	3.26%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended September 30, 2015 compared with September 30, 2014:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(2)	$(1)	$(1)
Tax-free investment securities	241	251	(10)
Taxable investment securities	(626)	(910)	284
Loans	(129)	1,629	(1,758)
Total interest income (b)	(516)	969	(1,485)
Interest-bearing liabilities:
Interest-bearing demand deposits	17	2	15
Savings deposits	69	5	64
Time deposits	(1,303)	(729)	(574)
Short-term borrowings	617	207	410
Long-term debt	(120)	(398)	278
Total interest expense	(720)	(913)	193
Net interest income	$204	$1,882	$(1,678)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

The table below provides a breakout of the provision for credit losses by loan category for the three months ended September 30:

	2015		2014
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,520	76%	$(1,958)	(94)%
Real estate construction	75	2	2,073	100
Residential real estate	(124)	(3)	(217)	(11)
Commercial real estate	703	15	1,528	74
Loans to individuals	447	10	647	31
Total	$4,621	100%	$2,073	100%
The provision for credit losses for the three months ended September 30, 2015 increased in comparison to the three months ended September 30, 2014 by $2.5 million, or 123%. The majority of the 2015 provision expense is attributable to commercial, financial, agricultural and other loans because of a $2.5 million increase in specific reserves for two impaired loans. Increases in the commercial real estate and loans to individual categories are the result of charge-offs during the quarter, while the negative provision for residential real estate can be attributed to declines in qualitative factors, including those associated with inflation and wages.
The majority of the 2014 provision expense is attributable to loan growth in the real estate construction and commercial real estate categories, as well as increases in qualitative factors such as those associated with vacancy, capitalization rates and absorption.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for three months ended September 30, 2015 and 2014 and the year-ended December 31, 2014:

	September 30, 2015	September 30, 2014	December 31, 2014
	(dollars in thousands)
Balance, beginning of period	$45,344	$50,725	$54,225
Loans charged off:
Commercial, financial, agricultural and other	639	498	8,911
Real estate construction	—	—	296
Residential real estate	301	551	3,153
Commercial real estate	561	812	1,148
Loans to individuals	900	1,019	3,964
Total loans charged off	2,401	2,880	17,472
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	564	204	734
Real estate construction	—	132	1,340
Residential real estate	178	97	650
Commercial real estate	33	177	612
Loans to individuals	179	256	766
Total recoveries	954	866	4,102
Net credit losses	1,447	2,014	13,370
Provision charged to expense	4,621	2,073	11,196
Balance, end of period	$48,518	$50,784	$52,051

Noninterest Income
The following table presents the components of noninterest income for the three months ended September 30:

	2015	2014	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,614	$1,678	$(64)	(4)%
Service charges on deposit accounts	4,081	4,099	(18)	—
Insurance and retail brokerage commissions	2,163	1,709	454	27
Income from bank owned life insurance	1,357	1,330	27	2
Card related interchange income	3,637	3,599	38	1
Other income	1,796	1,953	(157)	(8)
Subtotal	14,648	14,368	280	2
Net securities gains	—	48	(48)	(100)
Gain on sale of loans	1,196	67	1,129	1,685
Gain on sale of other assets	444	675	(231)	(34)
Derivatives mark to market expense	(783)	(108)	(675)	625
Total noninterest income	$15,505	$15,050	$455	3%

Noninterest income, excluding net securities gains, gain on sale of loans and other assets and derivative mark to market expense, increased $0.3 million, or 2%, for the third quarter of 2015 compared to 2014. Insurance and retail brokerage commissions increased $0.5 million as a result of increased production and an agency acquisition in the fourth quarter of 2014. Offsetting that increase is a $0.2 million decrease in other income.
Total noninterest income for the three months ended September 30, 2015 increased $0.5 million in comparison to the three months ended September 30, 2014. The most significant change includes a $1.1 million increase in gains on the sale of loans due primarily to the Company reentering the secondary mortgage market. This increase was offset by a $0.7 million decrease in

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

income as a result of the quarterly fair value adjustment on derivatives due to changes in corporate bond spreads and swap rates during the third quarter.
Noninterest Expense
The following table presents the components of noninterest expense for the three months ended September 30:

	2015	2014	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$22,446	$22,244	$202	1%
Net occupancy expense	3,291	3,180	111	3
Furniture and equipment expense	2,670	3,046	(376)	(12)
Data processing expense	1,558	1,583	(25)	(2)
Advertising and promotion expense	789	861	(72)	(8)
Pennsylvania shares tax expense	1,713	1,033	680	66
Intangible amortization	157	174	(17)	(10)
Collection and repossession expense	801	783	18	2
Other professional fees and services	1,007	1,050	(43)	(4)
FDIC insurance	963	926	37	4
Other operating expenses	4,408	4,232	176	4
Subtotal	39,803	39,112	691	2
Loss on sale or write-down of assets	140	61	79	130
Furniture and equipment expense - related to IT conversion	—	1,425	(1,425)	(100)
Conversion related expenses	—	783	(783)	(100)
Operational losses (recoveries)	314	187	127	68
Total noninterest expense	$40,257	$41,568	$(1,311)	(3)%

Noninterest expense, excluding loss on sale or write-down of assets, furniture and equipment expense related to IT conversion, conversion related expenses and operational losses (recoveries), increased $0.7 million for the three months ended September 30, 2015 compared to the same period in 2014. The primary reason for this increase is the $0.7 million increase in Pennsylvania shares tax expense as a result of the settlement of the previously discussed tax dispute. Offsetting this increase is a decrease of $0.4 million in furniture and equipment expense due to lower maintenance costs resulting from the IT system conversion completed in the third quarter of 2014.

During the third quarter of 2014, First Commonwealth completed a system conversion to the Jack Henry and Associates SilverLake System core processing software and outsourced certain data processing services that had previously been performed in-house. Expenses related to the conversion included accelerated depreciation for data processing hardware and software, early termination charges on previous contracts, and staffing and employment-related charges. During the three months ended September 30, 2014, $1.4 million in accelerated depreciation and $0.8 million in other conversion related expenses were recognized.
Income Tax
The provision for income taxes decreased $0.6 million for the three months ended September 30, 2015, compared to the corresponding period in 2014. The lower provision for income taxes was the result of a $0.7 million decrease in the level of income before taxes and an increase in the level of tax-exempt income.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended September 30, 2015 and 2014.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduced our tax rate below the 35% statutory rate produced an annual effective tax rate of 28.3% and 30.4% for the three months ended September 30, 2015 and 2014, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first nine months of 2015, liquidity provided from the net increase in short-term borrowings totaled $223.9 million, while the maturity and redemption of investment securities provided $290.8 million. This liquidity provided funds needed to originate loans, purchase investment securities and fund depositor withdrawals.  We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
In order to increase and diversify our funding sources, we participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of September 30, 2015, our maximum borrowing capacity under this program was $955.6 million and as of that date there was $3.6 million outstanding. Also included in this amount is a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of September 30, 2015, our outstanding certificates of deposits from this program have an average weighted rate of 0.26% and an average original term of 138 days.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At September 30, 2015, the borrowing capacity under this program totaled $665.6 million and there were no amounts outstanding.
As of September 30, 2015, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.6 billion and as of that date amounts used against this capacity included $1.2 billion in outstanding borrowings and $24.5 million in letter of credit commitments used for pledging public funds and other non-deposit purposes.
We also have available unused federal funds lines with four correspondent banks. These lines have an aggregate commitment of $170.0 million with $20.0 million outstanding as of September 30, 2015.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of September 30, 2015, there are no amounts outstanding on this line.
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

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Noninterest-bearing demand deposits	$1,077,234	$989,027
Interest-bearing demand deposits	70,662	81,851
Savings deposits	2,427,326	2,402,288
Time deposits	586,268	842,345
Total	$4,161,490	$4,315,511
During the first nine months of 2015, total deposits decreased $154.0 million due to a $256.1 million decrease in time deposits partially offset by increases of $13.8 million in interest-bearing demand and savings deposits and $88.2 million in noninterest-bearing deposits. The decrease in time deposits is due to a decline in wholesale certificates of deposit of $146.3 million coupled with a decline in core certificates of deposit of $109.7 million. Wholesale certificates can, at times, offer a more attractive source of incremental funding as they can, depending on market conditions, have a lower incremental cost of funds than traditional certificate of deposit funding.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

a one-year period was 0.74 and 0.69 at September 30, 2015 and December 31, 2014, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

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

The following is the gap analysis as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,330,773	$170,888	$305,469	$2,807,130	$1,429,116	$315,771
Investments	148,048	42,952	162,874	353,874	523,351	371,076
Other interest-earning assets	3,529	—	—	3,529	—	—
Total interest-sensitive assets (ISA)	2,482,350	213,840	468,343	3,164,533	1,952,467	686,847
Certificates of Deposit	125,567	96,274	145,380	367,221	215,033	4,014
Other deposits	2,497,989	—	—	2,497,989	—	—
Borrowings	1,431,700	139	282	1,432,121	2,463	6,430
Total interest-sensitive liabilities (ISL)	4,055,256	96,413	145,662	4,297,331	217,496	10,444
Gap	$(1,572,906)	$117,427	$322,681	$(1,132,798)	$1,734,971	$676,403
ISA/ISL	0.61	2.22	3.22	0.74	8.98	65.76
Gap/Total assets	24.64%	1.84%	5.05%	17.74%	27.17%	10.59%

	December 31, 2014
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,274,687	$166,818	$294,772	$2,736,277	$1,412,835	$267,876
Investments	52,057	60,708	125,801	238,566	767,521	338,182
Other interest-earning assets	2,262	—	—	2,262	—	—
Total interest-sensitive assets (ISA)	2,329,006	227,526	420,573	2,977,105	2,180,356	606,058
Certificates of Deposit	278,659	114,932	193,346	586,937	251,153	4,255
Other deposits	2,484,139	—	—	2,484,139	—	—
Borrowings	1,203,176	25,135	29,873	1,258,184	2,385	6,931
Total interest-sensitive liabilities (ISL)	3,965,974	140,067	223,219	4,329,260	253,538	11,186
Gap	$(1,636,968)	$87,459	$197,354	$(1,352,155)	$1,926,818	$594,872
ISA/ISL	0.59	1.62	1.88	0.69	8.60	54.18
Gap/Total assets	25.74%	1.38%	3.10%	21.26%	30.29%	9.35%

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

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2015 ($)	$(7,830)	$(3,408)	$(387)	$(324)
September 30, 2015 (%)	(4.2)%	(1.8)%	(0.2)%	(0.2)%

December 31, 2014 ($)	$(5,280)	$(1,414)	$211	$869
December 31, 2014 (%)	(2.9)%	(0.8)%	0.1%	0.5%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged utilizing a flat balance sheet.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2015 ($)	$(13,027)	$(7,483)	$1,487	$3,800
September 30, 2015 (%)	(7.0)%	(4.0)%	0.8%	2.0%

December 31, 2014 ($)	$(11,925)	$(6,532)	$577	$1,511
December 31, 2014 (%)	(6.4)%	(3.5)%	0.3%	0.8%
The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the nine months ended September 30, 2015 and 2014, the cost of our interest-bearing liabilities averaged 0.34% and 0.42%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.55% and 3.62%, respectively.
During the first quarter of 2015, the Company entered into cash flow interest rate swaps in which we extended the duration of $100.0 million of the $1.3 billion LIBOR based loans in our loan portfolio into fixed interest rates for a period of three or four years. These swaps add approximately two basis points of protection to the net interest margin as a hedge against a prolonged low-rate environment. A similar cash flow interest rate swap, with a notional amount of $100.0 million, was entered into in 2014. Please refer to Note 11, "Derivatives," for additional information on interest rate swaps.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $3.8 million at September 30, 2015 and is classified in "Other liabilities" on the Condensed Consolidated Statements of Financial Condition.
First Commonwealth defines exposure to the Oil and Gas Industry as any borrower who is involved in exploration and production, and any company in the industry supply chain that generates 40% or more of their sales revenue from exploration and production companies.
As of September 30, 2015, the Company had a total of $145.5 million in commitments to the Oil and Gas Industry, with $69.6 million in outstanding loan balances against those commitments. Of this total, commitments of $41.1 million with outstanding balances of $13.2 million are for exploration and production, while $104.4 million in commitments, with outstanding balances of $56.4 million, are related to ancillary businesses.
Two customers account for 85.1% of the loans related to exploration and production and both are pass-rated credits. These credit facilities are primarily used to support letters of credit and have little or no usage. Two commercial relationships in this category, totaling $3.4 million, are on non-performing status and have been even before the oil price decline in the third quarter of 2014.
The ancillary businesses sector consist of well services, transportation, and providing equipment and materials to support the oil and gas industry. Two customers, which account for 37.4% of the ancillary business exposure, are bulk transporters of refined product and are not expected to be negatively impacted from lower oil prices. There are four pass-rated credits, with total commitments of $39.2 million, in the ancillary business sector that will see some impact from reduced drilling activity due to lower oil and gas prices. The Company will continue to monitor their performance accordingly. One commercial relationship with $2.3 million in outstanding loans for an ancillary business has been on non-performing status since 2012.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first nine months of 2015, 37 loans totaling $4.2 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans, including held for sale loans, decreased $8.9 million due primarily to a charge-off of $3.3 million related to a loan relationship with a local energy company, the payoff of a $1.4 million commercial industrial loan with a local lumber company and a $1.2 million charge-off on a loan transferred to held for sale and $2.4 million related to the subsequent sale of the loan. Please refer to Note 8, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
Nonperforming loans, including loans held for sale, decreased $14.4 million to $40.8 million at September 30, 2015 compared to $55.3 million at December 31, 2014. This decrease is primarily due to $6.8 million in charge-offs on three commercial relationships, $5.9 million in payments from two commercial relationships, $2.4 million transferred to OREO and the sale of $2.4 million in loans for one commercial relationship. Offsetting this decrease is the addition of a $6.1 million commercial relationship with an industrial manufacturer.
The allowance for credit losses as a percentage of nonperforming loans was 118.84% as of September 30, 2015 compared to 94.21% at December 31, 2014 and 112.21% at September 30, 2014. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $4.3 million and general reserves of $44.3 million as of September 30, 2015. Specific reserves decreased $5.2 million from December 31, 2014, and $0.4 million from September 30, 2014. The decrease in specific reserves in the first nine months of 2015 is primarily due to charge-offs of loans

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

which were provided for in prior periods. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2015.
Criticized loans totaled $136.9 million at September 30, 2015 and represented 3.0% of the loan portfolio. The level of criticized loans decreased as of September 30, 2015 when compared to December 31, 2014, by $3.2 million, or 2.3%. Classified loans totaled $81.7 million at September 30, 2015 compared to $67.8 million at December 31, 2014, an increase of $14.0 million, or 20.6%. Delinquency on accruing loans for the same period decreased $4.2 million, or 22.6%, the majority of which are commercial real estate and residential real estate loans.
The allowance for credit losses was $48.5 million at September 30, 2015 or 1.06% of total loans outstanding compared to 1.17% reported at December 31, 2014 and 1.15% at September 30, 2014. General reserves, or the portion of the allowance related to loans which were not specifically evaluated for impairment, as a percentage of non-impaired loans were 0.98% at September 30, 2015 compared to 0.97% at December 31, 2014 and 1.06% at September 30, 2014.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	September 30,				December 31, 2014
	2015		2014
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$20,220		$27,310		$25,715
Troubled debt restructured loans on nonaccrual basis	8,583		6,783		16,952
Troubled debt restructured loans on accrual basis	12,024		11,164		12,584
Total nonperforming loans	$40,827		$45,257		$55,251
Loans past due 30 to 90 days and still accruing	$12,482		$15,778		$16,163
Loans past due in excess of 90 days and still accruing	$2,054		$2,374		$2,619
Other real estate owned	$10,542		$7,751		$7,197
Loans held for sale at end of period	$4,986		$1,305		$2,502
Loans outstanding at end of period	$4,575,735		$4,411,481		$4,457,308
Average loans outstanding	$4,509,628	(a)	$4,331,807	(a)	$4,356,566	(b)
Nonperforming loans as a percentage of total loans	0.89%		1.03%		1.24%
Provision for credit losses	$8,818	(a)	$8,621	(a)	$11,196	(b)
Allowance for credit losses	$48,518		$50,784		$52,051
Net charge-offs	$12,351	(a)	$12,062	(a)	$13,370	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.37%		0.37%		0.31%
Provision for credit losses as a percentage of net charge-offs	71.40%	(a)	71.47%	(a)	83.74%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.06%		1.15%		1.17%
Allowance for credit losses as a percentage of nonperforming loans (c)	118.84%		112.21%		94.21%

(a)	For the nine-month period ended.

(b)	For the twelve-month period ended.

(c)	Does not include nonperforming loans held for sale.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,126,881	25%	$1,052,109	24%
Real estate construction	179,710	4	120,785	3
Residential real estate	1,204,220	26	1,226,344	27
Commercial real estate	1,435,954	31	1,405,256	31
Loans to individuals	628,970	14	652,814	15
Total loans and leases net of unearned income	$4,575,735	100%	$4,457,308	100%
During the nine months ended September 30, 2015, loans increased $118.4 million, or 3%, compared to balances outstanding at December 31, 2014. All categories of loans reflected growth during the first nine months of 2015, except for residential real estate loans and loans to individuals. Declines in the loans to individuals category is primarily due to a decline in indirect auto loans. The decline in residential real estate loans is the result of continued runoff in our mortgage portfolio, as many of the loans originated by our mortgage banking area are sold in the secondary market.
Net charge-offs for the nine months ended September 30, 2015 totaled $12.4 million compared to $12.1 million for the nine months ended September 30, 2014. The most significant charge-offs during the nine months ended September 30, 2015 include a $2.3 million partial charge-off of two commercial industrial loans related to a local energy company and a $1.2 million

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

charge-off of a commercial relationship that was transferred to loans held for sale. During the nine months ended September 30, 2014, the most significant charge-offs included $8.0 million recognized on two commercial loans and 16 consumer loan relationships.

	For the Nine Months Ended September 30, 2015			As of September 30, 2015
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$7,657	61.99%	0.23%	$23,393	57.29%	0.51%
Real estate construction	(84)	(0.68)	—	31	0.08	—
Residential real estate	934	7.56	0.03	10,142	24.84	0.22
Commercial real estate	1,063	8.61	0.03	6,965	17.06	0.15
Loans to individuals	2,781	22.52	0.08	296	0.73	0.01
Total loans, net of unearned income	$12,351	100.00%	0.37%	$40,827	100.00%	0.89%
As the above table illustrates, commercial, financial, agricultural and other, residential real estate and commercial real estate loans represented a significant portion of the nonperforming loans as of September 30, 2015. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At September 30, 2015, shareholders’ equity was $722.8 million, an increase of $6.6 million from December 31, 2014. The increase was primarily the result of $25.4 million of common stock repurchases and $18.9 million of dividends paid to shareholders, offset by $40.1 million in net income and increases of $9.5 million in the fair value of available for sale investments. Cash dividends declared per common share were $0.21 for the nine months ended September 30, 2015 and 2014.
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
First Commonwealth maintains capital to absorb unexpected losses. In order to provide assurance that our capital levels are adequate for our risk exposure we test our capital position under several stress scenarios on a annual basis. This analysis is subject to Board of Director review and approval. Our most recent capital stress test was completed in December 2014.
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
As of September 30, 2015, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules all on a fully phased in basis. To be

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I as set forth in the table below:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$678,234	12.46%	$435,319	8.00%	$571,357	10.50%	$544,149	10.00%
First Commonwealth Bank	650,874	11.96	435,539	8.00	571,645	10.50	544,424	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$625,898	11.50%	$326,490	6.00%	$462,527	8.50%	$435,319	8.00%
First Commonwealth Bank	598,538	10.99	326,654	6.00	462,760	8.50	435,539	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$625,898	10.13%	$247,244	4.00%	$247,244	4.00%	$309,055	5.00%
First Commonwealth Bank	598,538	9.70	246,715	4.00	246,715	4.00	308,394	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$555,898	10.22%	$244,867	4.50%	$380,905	7.00%	$353,697	6.50%
First Commonwealth Bank	532,774	9.79	244,991	4.50	381,097	7.00	353,876	6.50
On January 27, 2015, First Commonwealth's Board of Directors authorized a $25.0 million common stock repurchase program. As of September 30, 2015, First Commonwealth had repurchased 2,885,020 shares at an average price of $8.70 per share under this program. This program was completed in May of 2015.
On October 28, 2015, First Commonwealth Financial Corporation declared a quarterly dividend of $0.07 per share payable on November 20, 2015 to shareholders of record as of November 9, 2015. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: November 9, 2015	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: November 9, 2015	/s/ James R. Reske
James R. Reske Executive Vice President and Chief Financial Officer