Form 10-K
period 2015-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2016-02-29
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer ☒        Accelerated filer ☐      Non-accelerated filer ☐        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2015) was approximately $851,661,514.
The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of February 26, 2016, was 88,961,268.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 26, 2016 are incorporated by reference into Part III.

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

PART I

ITEM 1.    Business
Overview
First Commonwealth Financial Corporation (“First Commonwealth,” the “Company” or “we”) is a financial holding company that is headquartered in Indiana, Pennsylvania. We provide a diversified array of consumer and commercial banking services through our bank subsidiary, First Commonwealth Bank (“FCB” or the “Bank”). We also provide trust and wealth management services and offer insurance products through FCB and our other operating subsidiaries. At December 31, 2015, we had total assets of $6.6 billion, total loans of $4.7 billion, total deposits of $4.2 billion and shareholders’ equity of $719.5 million. Our principal executive office is located at 601 Philadelphia Street, Indiana, Pennsylvania 15701, and our telephone number is (724) 349-7220.
FCB is a Pennsylvania bank and trust company. At December 31, 2015, the Bank operated 110 community banking offices throughout western and central Pennsylvania, four community banking offices in Central Ohio, and loan production offices in Akron and Cleveland, Ohio. The largest concentration of our branch offices is located within the greater Pittsburgh metropolitan area in Allegheny, Butler, Washington and Westmoreland counties, while our remaining offices are located in smaller cities, such as Altoona, Johnstown and Indiana, Pennsylvania, and in towns and villages throughout predominantly rural counties. The Bank also operates a network of 116 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the NYCE and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is a member of the Allpoint ATM network, which allows surcharge-free access to over 55,000 ATMs. The Bank is also a member of the “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of over 670 ATMs in over 50 counties in Pennsylvania, Maryland, New York, West Virginia and Ohio.
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
In recent years, we have primarily focused on organic growth, improving the reach of our franchise and the breadth of our product offering. As part of this strategy, we have opened fourteen de novo branches since 2005, all of which are in the greater Pittsburgh area. As a result of our prior acquisitions and de novo strategy, FCB operates 60 branches in the Pittsburgh metropolitan statistical area and currently ranks tenth in deposit market share.
In 2015, we entered central Ohio through the acquisition of First Community Bank with $102.8 million in assets and four branches in the Columbus area.
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

Commercial Real Estate
Commercial real estate loans represent term loans secured by owner-occupied and non-owner occupied properties. Commercial real estate loans are underwritten based on an evaluation of each borrower’s cash flow as the principal source of loan repayment, and are generally secured by a first lien on the property as a secondary source of repayment. Our underwriting process for non-owner occupied properties evaluates the history of occupancy, quality of tenants, lease terms, operating expenses and cash flow. Commercial real estate loans are subject to the same credit evaluation as previously described for commercial loans. Approximately 23%, by principal amount, of our commercial real estate loans involve owner-occupied properties.

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
Deposits
Deposits are our primary source of funds to support our revenue-generating assets. We offer traditional deposit products to businesses and other customers with a variety of rates and terms. Deposits at our bank are insured by the FDIC up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At December 31, 2015, we held $4.2 billion of total deposits, which consisted of $1.1 billion, or 27%, in non-interest bearing checking accounts, $2.5 billion, or 59%, in interest bearing checking accounts, money market and savings accounts, and $0.6 billion, or 14%, in CDs and IRAs.
Our deposit base is diversified by client type. As of December 31, 2015, no individual depositor represented more than 1% of our total deposits, and our top ten depositors represented only 1.1% of our total deposits. The composition of our deposit mix has recently changed with an increased proportion of non-interest-bearing deposits and other transaction accounts and a lower proportion of more expensive time deposits. This shift in deposit mix has been largely responsible for the recent declines in our average cost of deposits to 0.18% at December 31, 2015 from 0.28% at December 31, 2014.
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
Employees
At December 31, 2015, First Commonwealth and its subsidiaries employed 1,210 full-time employees and 101 part-time employees.

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
A significant portion of our income comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, our bank is subject to limitations under Pennsylvania law regarding the level of dividends that it may pay to us. In general, dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus is at least equal to capital. Dividends may not reduce surplus without the prior consent of the Pennsylvania Department of Banking. FCB has not reduced its surplus through the payment of dividends. As of December 31, 2015, FCB could pay dividends to First Commonwealth of $99.2 million without reducing its capital levels below "well capitalized" levels and without the approval of the Pennsylvania Department of Banking.
In October 2012, as required by the Dodd-Frank Act, the FRB and the FDIC published final rules regarding company-run stress testing. These rules require bank holding companies and banks with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Although our assets are currently below this threshold, we have nevertheless commenced stress testing to ensure that we are able to meet these requirements in a timely fashion. Neither we nor our bank is currently subject to the stress testing requirements, but we expect that once we are subject to those requirements, the FRB, the FDIC and the Pennsylvania Department of Banking and Securities will consider our results as an important factor in evaluating our capital adequacy, and that of our bank, in evaluating any proposed acquisitions and in determining whether any proposed dividends or stock repurchases by us or by our bank may be an unsafe or unsound practice.

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
In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. In October 2015, the FDIC proposed to impose a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more. This surcharge will not impact First Commonwealth.
Repeal Of Federal Prohibitions On Payment Of Interest On Demand Deposits. The federal prohibition restricting depository institutions from paying interest on demand deposit accounts was repealed effective on July 21, 2011 as part of the Dodd-Frank Act.
Capital Requirements
First Commonwealth and FCB are each required to comply with applicable capital adequacy standards established by the FRB. The current risk-based capital standards applicable to First Commonwealth and FCB, parts of which are currently in the process of being phased-in, are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision (the “Basel Committee”).
Prior to January 1, 2015, the risk-based capital standards applicable to First Commonwealth and FCB were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee. In July 2013, the federal bank regulators approved final rules (the “Basel III Capital Rules”) implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including First Commonwealth and FCB, as compared to the Basel I risk-based capital rules. The Basel III Capital Rules became effective for First Commonwealth and FCB on January 1, 2015 (subject to a phase-in period for certain provisions).
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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. During 2015, First Commonwealth and FCB made a one-time permanent election, as permitted under Basel III Capital Rules, to exclude the effects of accumulated other comprehensive income items for the purposes of determining regulatory capital ratios.
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
Management believes that, as of December 31, 2015, First Commonwealth and FCB would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were in effect as of that date.
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

Prompt Corrective Action
The Federal Deposit Insurance Act, as amended (“FDIA”), requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the CET1 capital ratio (a new ratio requirement under the Basel III Capital Rules), the Tier 1 capital ratio and the leverage ratio.
A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
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
First Commonwealth believes that, as of December 31, 2015, FCB was a “well-capitalized” bank as defined by the FDIC. See Note 25 “Regulatory Restrictions and Capital Adequacy” of Notes to the Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.

The Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds (so called "covered funds"). The statutory provision is commonly called the “Volcker Rule.” Banks with less than $10 billion in total consolidated assets, such as FCB, that do not engage in any covered activities, other than trading in certain government, agency, state or municipal obligations, do not have any significant compliance obligations under the rules implementing the Volcker Rule. We are continuing to evaluate the effects of the Volcker Rule on our business, but we do not currently anticipate that the Volcker Rule will have a material effect on our operations.
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
The Dodd-Frank Act contained an exemption from the interchange fee cap for any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. We currently qualify for this exemption. If we did not qualify for the exemption, it is projected that the interchange fee cap would adversely impact interchange income by $6.0 million. We would become subject to the interchange fee cap beginning July 1 of the year following the time when our total assets reaches or exceeds $10 billion.
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
As of December 31, 2015, approximately 62% of our loans were secured by real estate. These loans consist of residential real estate loans (approximately 26% of total loans), commercial real estate loans (approximately 31% of total loans) and real estate construction loans (approximately 5% of total loans). During the economic recession in 2008, declines in real estate values and weak demand for new construction, particularly outside of our core Pennsylvania market, caused deterioration in our loan portfolio and adversely impacted our financial condition and results of operations. Additional declines in real estate values, both within and outside of Pennsylvania, could adversely affect the value of the collateral for these loans, the ability of borrowers to make timely repayment of these loans and our ability to recoup the value of the collateral upon foreclosure, further impacting our earnings and financial condition.
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
Our business is dependent upon the availability of technology, the Internet and telecommunication systems to enable financial transactions by clients, record and monitor transactions and transmit and receive data to and from clients and third parties. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our clients’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, the theft of client assets through fraudulent transactions or disruption of our or our clients’ or other third parties’ business operations. Any of the foregoing could have a material adverse effect on First Commonwealth's business, financial condition and results of operations.
We must evaluate whether any portion of our recorded goodwill is impaired. Impairment testing may result in a material, non-cash write-down of our goodwill assets and could have a material adverse impact on our results of operations.
At December 31, 2015, goodwill represented approximately 3% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. We test our goodwill and other intangible assets with indefinite lives for impairment at least annually (or whenever events occur which may indicate possible impairment). Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired. Determining the fair value of our company requires a high degree of subjective management assumptions. Any changes in key assumptions about our business and its prospects, changes in market conditions or other externalities, for impairment testing purposes could result in a non-cash impairment charge and such a charge could have a material adverse effect on our consolidated results of operations. The challenges of the current economic environment may adversely affect our earnings, the fair value of our assets and liabilities and our stock price, all of which may increase the risk of goodwill impairment.

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
We rely on certain vendors to provide products and services necessary to maintain day-to-day operations of First Commonwealth. In particular, we contracted with an external vendor for our core processing system used to maintain customer and account records, reflect account transactions and activity, and support our customer relationship management systems for substantially all of our deposit and loan customers. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to First Commonwealth’s operations and financial reporting, which could have a material adverse effect on First Commonwealth’s business and, in turn, First Commonwealth’s financial condition and results of operations.
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
Although First Commonwealth’s common stock is listed for trading on the NYSE, the trading volume in its common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of First Commonwealth’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of First Commonwealth’s common stock, significant sales of First Commonwealth’s common stock, or the expectation of these sales, could cause First Commonwealth’s stock price to fall.
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
As more fully discussed in Part II, Item 8, Financial Statements and Supplementary Data-Note 25, Regulatory Restrictions and Capital Adequacy, which is located elsewhere in this report, the ability of First Commonwealth to declare or pay dividends on its common stock may also be subject to certain restrictions in the event that First Commonwealth elects to defer the payment of interest on its junior subordinated debt securities.
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
First Commonwealth Bank has 110 banking offices, of which 24 are leased and 86 are owned. We also lease two loan production offices. During 2015, we acquired First Community Bank which added four banking offices, three of which are owned and one is leased. In addition, during 2015, we closed four banking offices, three of which were owned and one was leased.
While these facilities are adequate to meet our current needs, available space is limited and additional facilities may be required to support future expansion. However, we have no current plans to lease, purchase or construct additional administrative facilities.

ITEM 3.    Legal Proceedings
The information required by this Item is set forth in Part II, Item 8, Note 23, “Contingent Liabilities,” which is incorporated herein by reference in response to this item.

ITEM 4.    Mine Safety Disclosures
Not applicable.

Executive Officers of First Commonwealth Financial Corporation
The name, age and principal occupation for each of the executive officers of First Commonwealth Financial Corporation as of December 31, 2015 is set forth below:
I. Robert Emmerich, age 65, has served as Executive Vice President and Chief Credit Officer of First Commonwealth Bank since 2009. Prior to joining First Commonwealth, Mr. Emmerich was retired from a 31-year career at National City Corporation, where he most recently served as Executive Vice President & Chief Credit Officer for Consumer Lending.
Jane Grebenc, age 57, has served as Executive Vice President and Chief Revenue Officer of First Commonwealth Financial Corporation and President of First Commonwealth Bank since May 31, 2013. Ms. Grebenc's financial services career includes executive leadership roles at a variety of institutions, including Park View Federal Savings Bank, Key Bank, and National City Bank. She was formerly the Executive Vice President in charge of the retail, marketing, IT and operations and the mortgage segments at Park View Federal Savings Bank from 2009 until 2012, the Executive Vice President in charge of the Wealth Segment at Key Bank from 2007 until 2009 and the Executive Vice President / Branch Network at National City Bank prior to 2007.
Leonard V. Lombardi, age 56, has served as Executive Vice President and Chief Audit Executive of First Commonwealth Financial Corporation since January 1, 2009. He was formerly Senior Vice President / Loan Review and Audit Manager.

Norman J. Montgomery, age 48, has served as the Executive Vice President of Business Integration of First Commonwealth Bank since May 2011. He oversees First Commonwealth’s product development and assumed oversight of First Commonwealth’s technology and operations functions in July 2012. He served as Senior Vice President/Business Integration of First Commonwealth Bank from September 2007 until May 2011 and previously held positions in the technology, operations, audit and marketing areas.
T. Michael Price, age 53, has served as President of First Commonwealth Bank since November 2007. On March 7, 2012, he began serving as President and Chief Executive Officer of First Commonwealth Financial Corporation. From January 1, 2012 to March 7, 2012, he served as Interim President and Chief Executive Officer of First Commonwealth Financial Corporation. He was formerly Chief Executive Officer of the Cincinnati and Northern Kentucky Region of National City Bank from July 2004 to November 2007 and Executive Vice President and Head of Small Business Banking of National City Bank prior to July 2004.
James R. Reske, age 52, joined First Commonwealth Financial Corporation as Executive Vice President, Chief Financial Officer and Treasurer on April 28, 2014. Prior to joining First Commonwealth, Mr. Reske served as Executive Vice President, Chief Financial Officer, and Treasurer at United Community Financial Corporation in Youngstown, Ohio from 2008 until April 2014. Mr. Reske's financial services career includes investment banking roles within the Financial Institutions Groups at Keybanc Capital Markets, Inc. in Cleveland, Ohio and at Morgan Stanley & Company in New York. Mr. Reske also provided expertise and counsel to financial institutions and other organizations on mergers and acquisitions and capital markets activities as an attorney at Wachtell, Lipton, Rosen & Katz, as well as at Sullivan & Cromwell. Earlier in his career, Mr. Reske worked at the Board of Governors of the Federal Reserve System in Washington, DC and at the Federal Reserve Bank of Boston.
Carrie L. Riggle, age 46, has served as Executive Vice President / Human Resources since March 1, 2013. Ms. Riggle has been with First Commonwealth for more than 20 years. Over the course of her tenure, Ms. Riggle has been responsible for the daily operations of the Human Resources function and was actively involved in the establishment and development of a centralized corporate human resources function within the Company.
Matthew C. Tomb, age 39, has served as Executive Vice President, Chief Risk Officer and General Counsel of First Commonwealth Financial Corporation since November 2010. He previously served as Senior Vice President / Legal and Compliance since September 2007. Before joining First Commonwealth, Mr. Tomb practiced law with Sherman & Howard L.L.C. in Denver, Colorado.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
First Commonwealth is listed on the NYSE under the symbol “FCF.” As of December 31, 2015, there were approximately 6,650 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2015
First Quarter	$9.14	$7.85	$0.07
Second Quarter	9.84	8.90	0.07
Third Quarter	9.77	8.31	0.07
Fourth Quarter	9.88	8.85	0.07

Period	High Sale	Low Sale	Cash Dividends Per Share
2014
First Quarter	$9.34	$7.83	$0.07
Second Quarter	9.41	8.14	0.07
Third Quarter	9.49	8.39	0.07
Fourth Quarter	9.55	8.36	0.07
Federal and state regulations contain restrictions on the ability of First Commonwealth to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1 “Business—Supervision and Regulation—Restrictions on Dividends” and Part II, Item 8, “Financial Statements and Supplementary Data—Note 25, Regulatory Restrictions and Capital Adequacy.” In addition, under the terms of the capital securities issued by First Commonwealth Capital Trust II and III, First Commonwealth could not pay dividends on its common stock if First Commonwealth deferred payments on the junior subordinated debt securities that provide the cash flow for the payments on the capital securities.

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the KBW Regional Banking Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2010, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
First Commonwealth Financial Corporation	100.00	75.90	101.19	134.92	145.69	147.78
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
KBW Regional Banking Index	100.00	94.86	107.58	157.96	161.80	171.51

ITEM 6.    Selected Financial Data
The following selected financial data is not covered by the auditor’s report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Consolidated Financial Statements and related notes.

	Periods Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except share data)
Interest income	$204,071	$202,181	$206,358	$219,075	$231,545
Interest expense	15,595	18,501	21,707	30,146	41,678
Net interest income	188,476	183,680	184,651	188,929	189,867
Provision for credit losses	14,948	11,196	19,227	20,544	55,816
Net interest income after provision for credit losses	173,528	172,484	165,424	168,385	134,051
Net securities (losses) gains	(153)	550	(1,158)	192	2,185
Other income	61,478	60,309	61,321	65,242	55,484
Other expenses	163,874	171,210	168,824	177,207	176,826
Income before income taxes	70,979	62,133	56,763	56,612	14,894
Income tax provision (benefit)	20,836	17,680	15,281	14,658	(380)
Net Income	$50,143	$44,453	$41,482	$41,954	$15,274
Per Share Data—Basic
Net Income	$0.56	$0.48	$0.43	$0.40	$0.15
Dividends declared	$0.28	$0.28	$0.23	$0.18	$0.12
Average shares outstanding	89,356,767	93,114,654	97,028,157	103,885,396	104,700,227
Per Share Data—Diluted
Net Income	$0.56	$0.48	$0.43	$0.40	$0.15
Average shares outstanding	89,356,767	93,114,654	97,029,832	103,885,663	104,700,393
At End of Period
Total assets	$6,566,890	$6,360,285	$6,214,861	$5,995,390	$5,841,122
Investment securities	1,333,836	1,354,364	1,353,809	1,199,531	1,182,572
Loans and leases, net of unearned income	4,683,750	4,457,308	4,283,833	4,204,704	4,057,055
Allowance for credit losses	50,812	52,051	54,225	67,187	61,234
Deposits	4,195,894	4,315,511	4,603,863	4,557,881	4,504,684
Short-term borrowings	1,510,825	1,105,876	626,615	356,227	312,777
Subordinated debentures	72,167	72,167	72,167	105,750	105,750
Other long-term debt	9,314	89,459	144,385	174,471	101,664
Shareholders’ equity	719,546	716,145	711,697	746,007	758,543
Key Ratios
Return on average assets	0.78%	0.71%	0.68%	0.71%	0.27%
Return on average equity	6.98	6.18	5.70	5.46	2.00
Net loans to deposits ratio	110.42	102.08	91.87	90.78	88.70
Dividends per share as a percent of net income per share	50.00	58.33	53.49	44.57	82.26
Average equity to average assets ratio	11.23	11.45	11.87	12.95	13.33

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis represents an overview of the financial condition and the results of operations of First Commonwealth and its subsidiaries, FCB, First Commonwealth Insurance Agency, Inc. (“FCIA”) and First Commonwealth Financial Advisors, Inc. (“FCFA”), as of and for the years ended December 31, 2015, 2014 and 2013. During 2014, First Commonwealth sold FCFA's registered investment advisory business. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a more thorough understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and other financial information presented in this Annual Report.

Company Overview
First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCB and insurance products through FCIA. At December 31, 2015, FCB operated 110 community banking offices throughout western Pennsylvania and central Ohio as well as loan production offices in Akron and Cleveland, Ohio.
Our consumer services include Internet, mobile and telephone banking, an automated teller machine network, personal checking accounts, interest-earning checking accounts, savings accounts, insured money market accounts, debit cards, investment certificates, fixed and variable rate certificates of deposit, mortgage loans, secured and unsecured installment loans, construction and real estate loans, safe deposit facilities, credit lines with overdraft checking protection and IRA accounts. Commercial banking services include commercial lending, small and high-volume business checking accounts, on-line account management services, ACH origination, payroll direct deposit, commercial cash management services and repurchase agreements. We also provide a variety of trust and asset management services and a full complement of auto, home and business insurance as well as term life insurance. We offer annuities, mutual funds and stock and bond brokerage services through an arrangement with a broker-dealer and insurance brokers. Most of our commercial customers are small and mid-sized businesses in central and western Pennsylvania.
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

•
We then select pools of homogeneous smaller balance loans having similar risk characteristics as well as unimpaired larger commercial loans for evaluation collectively under the provisions of FASB ASC Topic 450, “Contingencies.” These smaller balance loans generally include residential mortgages, consumer loans, installment loans and some commercial loans.

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
Fair Values of Financial Instruments
FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a framework for measuring fair value. In accordance with FASB ASC Topic 820, First Commonwealth groups financial assets and financial liabilities measured at fair value into three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
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
Methodologies and estimates used by management when determining the fair value for pooled trust preferred collateralized debt obligations and testing those securities for other-than-temporary impairment are discussed in detail in Management’s

Discussion and Analysis of Financial Condition and Results of Operations and in Note 9 “Impairment of Investment Securities” and Note 18 “Fair Values of Assets and Liabilities” of Notes to the Consolidated Financial Statements.
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

Results of Operations—2015 Compared to 2014
Net Income
Net income for 2015 was $50.1 million, or $0.56 per diluted share, as compared to net income of $44.5 million, or $0.48 per diluted share, in 2014. The growth in net income is a result of an increase in net interest income of $4.8 million, combined with a decrease in noninterest expense of $7.3 million and growth in noninterest income of $0.5 million.
Our return on average equity was 7.0% and return on average assets was 0.78% for 2015, compared to 6.2% and 0.71%, respectively, for 2014.
Average diluted shares for the year 2015 were 4% less than the comparable period in 2014 primarily due to a $25.0 million common stock buyback program authorized during 2015.
Net Interest Income
Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully taxable equivalent basis, to average interest-earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretaxable equivalent amounts based on the marginal corporate federal income tax rate of 35%. The taxable equivalent adjustment to net interest income for 2015 was $3.5 million compared to $3.3 million in 2014. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income) at 75% for the years ended December 31, 2015 and 2014.
Net interest income, on a fully taxable equivalent basis, was $191.9 million for the year-ended December 31, 2015, a $4.9 million, or 3%, increase compared to $187.0 million for the same period in 2014. The net interest margin, on a fully taxable equivalent basis, increased 1 basis points to 3.28% in 2015 from 3.27% in 2014. The net interest margin is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The interest rate environment and resulting decline in rates earned on interest-earning assets challenged the net interest margin during the year ended December 31, 2015. Yields and spreads on new loan volumes continued to experience pricing pressures in 2015, specifically for fixed rate commercial loans, home equity loans and indirect auto loans. Also contributing to lower yields on earning assets is the runoff of existing older assets, which were earning higher interest rates than new volumes. Growth in earning assets has helped to offset the spread compression as average earning assets for the year ended December 31, 2015 increased $125.4 million, or 2%, compared to the comparable period in 2014. The acquisition of First Community, as of October 1, 2015, accounted for $15.2 million of the increase in average earning assets for 2015. Interest-sensitive assets totaling $3.1 billion will either reprice or mature over the next twelve months.
The taxable equivalent yield on interest-earning assets was 3.55% for the year ended December 31, 2015, a decrease of 4 basis points from the 3.59% yield for the same period in 2014. This decline can be attributed to lower replacement yields on loan portfolio runoff and maturities as a result of narrowing pricing spreads. Partially offsetting the decrease in loan yield is an 18 basis point increase in the investment portfolio yield. This increase can be attributed to the runoff or sale of lower yielding U.S. Agency securities which were replaced with higher yielding investment securities. Investment portfolio purchases during the year ended December 31, 2015 have been primarily in mortgage-related assets with approximate durations of 48-60 months and municipal securities with a duration of five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities should interest rates rise.
Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.34% for the year-ended December 31, 2015, compared to 0.41% for the same period in 2014. This decline is primarily due to a 28 basis point decline in the cost of time deposits as maturities repriced to lower rates or were replaced with lower cost short-term borrowings.
Comparing the year-ended December 31, 2015 with the same period in 2014, changes in interest rates negatively impacted net interest income by $5.1 million. The lower yield on interest-earning assets adversely impacted net interest income by $4.6 million, while a change in the mix of interest-bearing liabilities had a negative impact of $0.5 million on net interest income. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, growing the loan portfolio and changing the mix of our investment portfolio.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets and a lower cost of funds tempered the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $10.1 million in the year ended December 31, 2015 compared to the same period in 2014. Higher levels of interest-earning assets resulted in an increase of $6.6 million in interest income, while increased short-term borrowings, partially offset by a reduction in time deposits and long-term borrowings, decreased interest expense by $3.4 million. During the first quarter of 2015, as a means of protecting the net interest margin against a prolonged low rate environment, the Company entered into $100 million in interest rate swaps which extended the duration of a portion of our $1.4 billion in LIBOR based loans. A similar cash flow interest rate swap, with a notional amount of $100.0 million, was entered into in 2014.
Positively affecting net interest income was a $100.4 million increase in average net free funds at December 31, 2015 as compared to December 31, 2014. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was a $88.5 million increase in average noninterest-bearing demand deposits. Additionally, higher costing time deposits continue to mature and reprice to lower costing certificates or other deposit alternatives. Average time deposits for the year ended December 31, 2015 decreased $338.8 million million, or 33%, compared to the comparable period in 2014, while the average rate paid on time deposits decreased 28 basis points. The positive change in deposit mix is expected to continue as $354.1 million in certificates of deposits either mature or reprice over the next twelve months.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the periods presented:

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$204,071	$202,181	$206,358
Adjustment to fully taxable equivalent basis	3,465	3,327	4,081
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	207,536	205,508	210,439
Interest expense	15,595	18,501	21,707
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$191,941	$187,007	$188,732

The following table provides information regarding the average balances and yields and rates on interest-earning assets and interest-bearing liabilities for the periods ended December 31:

	Average Balance Sheets and Net Interest Analysis
	2015			2014			2013
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$8,640	$14	0.16%	$4,728	$12	0.25%	$3,355	$7	0.21%
Tax-free investment securities (e)	40,459	1,534	3.79	12,274	478	3.89	83	6	7.40
Taxable investment securities	1,248,689	30,241	2.42	1,352,494	30,662	2.27	1,300,538	30,218	2.32
Loans, net of unearned income (b)(c)(f)	4,553,634	175,747	3.86	4,356,566	174,356	4.00	4,255,593	180,208	4.23
Total interest-earning assets	5,851,422	207,536	3.55	5,726,062	205,508	3.59	5,559,569	210,439	3.79
Noninterest-earning assets:
Cash	66,937			71,139			71,930
Allowance for credit losses	(49,776)			(54,517)			(62,800)
Other assets	530,068			538,429			563,283
Total noninterest-earning assets	547,229			555,051			572,413
Total Assets	$6,398,651			$6,281,113			$6,131,982
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$654,926	$231	0.04%	$625,516	$192	0.03%	$670,524	$236	0.04%
Savings deposits (d)	1,855,024	2,542	0.14	1,876,972	2,348	0.13	1,942,323	2,962	0.15
Time deposits	689,247	4,701	0.68	1,028,053	9,913	0.96	1,154,984	12,398	1.07
Short-term borrowings	1,252,531	5,018	0.40	815,394	2,449	0.30	478,388	1,262	0.26
Long-term debt	119,277	3,103	2.60	200,114	3,599	1.80	233,483	4,849	2.08
Total interest-bearing liabilities	4,571,005	15,595	0.34	4,546,049	18,501	0.41	4,479,702	21,707	0.48
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,052,886			964,422			876,111
Other liabilities	56,036			51,347			48,335
Shareholders’ equity	718,724			719,295			727,834
Total noninterest-bearing funding sources	1,827,646			1,735,064			1,652,280
Total Liabilities and Shareholders’ Equity	$6,398,651			$6,281,113			$6,131,982
Net Interest Income and Net Yield on Interest-Earning Assets		$191,941	3.28%		$187,007	3.27%		$188,732	3.39%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes loan fees.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

(e)	Yield on tax-free investment securities calculated using fully taxable equivalent interest income of $6.18 thousand for the year ended 2013.

(f)	Includes held for sale loans.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

	Analysis of Year-to-Year Changes in Net Interest Income
	2015 Change from 2014			2014 Change from 2013
	Total Change	Change Due To Volume	Change Due To Rate (a)	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$2	$10	$(8)	$5	$3	$2
Tax-free investment securities	1,056	1,096	(40)	472	902	(430)
Taxable investment securities	(421)	(2,356)	1,935	444	1,205	(761)
Loans	1,391	7,883	(6,492)	(5,852)	4,271	(10,123)
Total interest income (b)	2,028	6,633	(4,605)	(4,931)	6,381	(11,312)
Interest-bearing liabilities:
Interest-bearing demand deposits	39	9	30	(44)	(18)	(26)
Savings deposits	194	(29)	223	(614)	(98)	(516)
Time deposits	(5,212)	(3,253)	(1,959)	(2,485)	(1,358)	(1,127)
Short-term borrowings	2,569	1,311	1,258	1,187	876	311
Long-term debt	(496)	(1,455)	959	(1,250)	(694)	(556)
Total interest expense	(2,906)	(3,417)	511	(3,206)	(1,292)	(1,914)
Net interest income	$4,934	$10,050	$(5,116)	$(1,725)	$7,673	$(9,398)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of the allowance for credit losses needed to absorb probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period. The provision for credit losses is an amount added to the allowance against which credit losses are charged.

The table below provides a breakout of the provision for credit losses by loan category for the years ended December 31:

	2015		2014
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$11,740	79%	$15,141	135%
Real estate construction	(1,252)	(8)	(5,581)	(50)
Residential real estate	(106)	(1)	(1,560)	(14)
Commercial real estate	1,352	9	639	6
Loans to individuals	3,214	21	2,557	23
Total	$14,948	100%	$11,196	100%
The provision for credit losses for the year 2015 totaled $14.9 million, an increase of $3.8 million, or 33.51%, compared to the year 2014. The majority of the 2015 provision expense is attributable to commercial, financial, agricultural and other loans as a result of specific reserves established or charge-offs recorded for three borrowers. Outstanding balances as of December 31, 2015 for these borrowers includes $3.9 million to a steel and mine equipment company, $7.5 million to an oil and gas well servicer and $3.9 million to a sporting goods manufacturer. These provisions were partially offset by the release of $1.1 million in specific reserves for loans transferred to held for sale in the first quarter of 2015. These held for sale loans were sold during the third quarter of 2015, at which time a gain of $0.4 million was recognized.

The provision expense for commercial real estate loans is primarily due to charge-offs in this loan category, while the provision expense for loans to individuals is largely due to charge-offs in the indirect automobile portfolio. Real estate construction and residential real estate reflect a negative provision expense primarily due to a decline in historical loss factors for these categories.
The majority of the 2014 provision expense, or $5.8 million, is attributable to specific reserves for an $8.2 million loan to an oil and gas servicing company, which was transferred to nonaccrual status during 2014. This loan was sold during the second quarter of 2014, resulting in a $5.8 million charge-off. Also impacting the provision expense for the commercial, financial, agricultural and other loan category were specific reserves related to a $4.2 million loan to an audio visual equipment distributor, which was transferred to nonaccrual status during 2014. Offsetting these increases in provision expense was the release of approximately $2.7 million in specific reserves related to the payoff of a $4.7 million nonaccrual loan to a local developer. The negative provision expense for real estate construction and residential real estate is the result of declines in both the level of impaired loans and historical loss rates for these loan categories. Provision expense for loans to individuals is directly related to the level of charge-offs during 2014.
The allowance for credit losses was $50.8 million, or 1.08%, of total loans outstanding at December 31, 2015, compared to $52.1 million, or 1.17%, at December 31, 2014. Nonperforming loans as a percentage of total loans decreased to 1.09% at December 31, 2015 from 1.24% at December 31, 2014. The allowance to nonperforming loan ratio was 99.9% as of December 31, 2015 and 94.2% at December 31, 2014. Net charge-offs were $16.2 million for the year-ended December 31, 2015 compared to $13.4 million for the same period in 2014.
The provision is a result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the methodology used for determination of the adequacy of the allowance for credit losses. The change in the allowance for credit losses is consistent with the decrease in estimated losses within the loan portfolio determined by factors including certain loss events, portfolio migration analysis, loss emergence periods, historical loss experience, delinquency trends, deterioration in collateral values and volatility in economic indicators such as growth in GDP, consumer price index, vacancy rates and unemployment levels. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at December 31, 2015.

A detailed analysis of our credit loss experience for the previous five years is shown below:

	2015	2014	2013	2012	2011
	(dollars in thousands)
Loans outstanding at end of year	$4,683,750	$4,457,308	$4,283,833	$4,204,704	$4,057,055
Average loans outstanding	$4,553,634	$4,356,566	$4,255,593	$4,165,292	$4,061,822
Balance, beginning of year	$52,051	$54,225	$67,187	$61,234	$71,229
Loans charged off:
Commercial, financial, agricultural and other	11,429	8,911	18,399	5,207	7,114
Real estate construction	8	296	773	3,601	28,886
Residential real estate	1,539	3,153	1,814	3,828	4,107
Commercial real estate	1,538	1,148	10,513	851	24,861
Loans to individuals	4,354	3,964	3,679	3,482	3,325
Total loans charged off	18,868	17,472	35,178	16,969	68,293
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	1,097	734	455	443	473
Real estate construction	84	1,340	501	582	955
Residential real estate	587	650	1,264	422	132
Commercial real estate	229	612	136	410	349
Loans to individuals	684	766	633	521	573
Total recoveries	2,681	4,102	2,989	2,378	2,482
Net charge-offs	16,187	13,370	32,189	14,591	65,811
Provision charged to expense	14,948	11,196	19,227	20,544	55,816
Balance, end of year	$50,812	$52,051	$54,225	$67,187	$61,234
Ratios:
Net charge-offs as a percentage of average loans outstanding	0.36%	0.31%	0.76%	0.35%	1.62%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.08%	1.17%	1.27%	1.60%	1.51%

Noninterest Income
The components of noninterest income for each year in the three-year period ended December 31 are as follows:

				2015 compared to 2014
	2015	2014	2013	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$5,834	$6,000	$6,166	$(166)	(3)%
Service charges on deposit accounts	15,319	15,661	15,652	(342)	(2)
Insurance and retail brokerage commissions	8,522	6,483	6,005	2,039	31
Income from bank owned life insurance	5,412	5,502	5,539	(90)	(2)
Card related interchange income	14,501	14,222	13,746	279	2
Other income	7,614	7,445	12,060	169	2
Subtotal	57,202	55,313	59,168	1,889	3
Net securities (losses) gains	(153)	550	(1,158)	(703)	(128)
Gain on sale of loans	2,819	516	624	2,303	446
Gain on sale of assets	1,457	4,480	1,529	(3,023)	(67)
Total noninterest income	$61,325	$60,859	$60,163	$466	1%
Noninterest income, excluding net securities gains (losses), gain on sale of loans and gain on sale of assets, increased $1.9 million, or 3.42%, in 2015, as a result of a $2.0 million increase in insurance and retail brokerage commissions. This increase is attributable to increased production and an agency acquisition in the fourth quarter of 2014. The increase in card-related interchange income can be attributed to growth in the number of deposit customers, as well as continued increases in electronic payments by our customers. The fair value adjustment on derivatives contributed $0.1 million to the other income category increase. Offsetting these increases is a $0.3 million decrease in service charges on deposit accounts primarily due to lower overdraft fees.
Total noninterest income increased $0.5 million, or 1%, in comparison to the year ended 2014. The most notable change includes a $3.0 million decrease in the gain on sale of assets as a result of a $1.2 million gain recognized in 2014 on the sale of the Company's registered investment advisory business and three OREO properties that resulted in gains of $3.2 million. Offsetting this decrease is a $2.3 million increase in the gain on sale of loans primarily due to the Company reentering the secondary mortgage market.
Comparing the year 2015 to the year 2014, net securities gains (losses) decreased $0.7 million. This change is primarily due to a $0.3 million loss recognized in the fourth quarter of 2015 on the sale of approximately $75 million of low-yielding US agency securities. Proceeds from the sale of these securities were reinvested into higher yielding mortgage-backed securities. In 2014, a $0.5 million gain was recognized as a result of the early redemption on one of our pooled trust preferred securities.
If the Company's total assets would equal or exceed $10 billion we would no longer qualify for exemption from the interchange fee cap included in the Dodd-Frank Act. The estimated impact of this change would decrease interchange income by $6.0 million.

Noninterest Expense
The components of noninterest expense for each year in the three-year period ended December 31 are as follows:

				2015 Compared to 2014
	2015	2014	2013	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$89,161	$87,223	$86,012	$1,938	2%
Net occupancy	13,712	13,119	13,607	593	5
Furniture and equipment	10,737	12,235	13,148	(1,498)	(12)
Data processing	6,123	6,124	6,009	(1)	—
Advertising and promotion	2,638	2,953	3,129	(315)	(11)
Pennsylvania shares tax	4,693	3,776	5,638	917	24
Intangible amortization	605	631	1,064	(26)	(4)
Collection and repossession	2,826	2,754	3,836	72	3
Other professional fees and services	4,034	3,986	3,731	48	1
FDIC insurance	4,014	4,054	4,366	(40)	(1)
Other operating expenses	19,178	18,609	19,928	569	3
Subtotal	157,721	155,464	160,468	2,257	1
Loss on sale or write-down of assets	3,112	1,595	1,054	1,517	95
Litigation and operational losses	2,119	6,786	1,115	(4,667)	(69)
Loss on early redemption of subordinated debt	—	—	1,629	—	—
Furniture and equipment - related to IT conversion	—	5,577	1,970	(5,577)	(100)
Conversion related	—	1,788	2,588	(1,788)	(100)
Merger and acquisition related	922	—	—	922	NA
Total noninterest expense	$163,874	$171,210	$168,824	$(7,336)	(4)%
Noninterest expense, excluding the loss on sale or write-down of assets, litigation and operational losses, furniture and equipment expense related to the IT conversion, conversion related and merger and acquisition related expense, increased $2.3 million, or 1%, for the year ended 2015 compared to 2014. Contributing to the 2015 increase is salaries and employee benefits expense which increased $1.9 million, or 2%, primarily due to $2.1 million in one-time severance charges related to the realignment of our consumer business.

Pennsylvania shares tax expense in 2015 increased $0.9 million over 2014 as the result of a $0.7 million agreement reached in the third quarter of 2015 for a disputed tax assessment. The dispute related to the capital treatment of minority interest in a non-controlled subsidiary for the years 2011, 2012, and 2013. There are no other tax years open for assessment of this minority interest issue.
Offsetting these increases is a $1.5 million decrease in furniture and equipment expense due to declines in equipment and software maintenance costs as a result of the IT system conversion completed in the third quarter of 2014.
Loss on the sale or write-down of assets increased $1.5 million for the year 2015 compared to 2014. The loss in 2015 includes $1.5 million in write-downs on OREO properties as a result of updated appraisals obtained on properties for two commercial loan relationships and $0.9 million in write-downs related to the disposition of four branch offices that were closed or relocated due to cost or other market opportunities. In 2014, a former headquarters building was donated to a local university, resulting in a $0.6 million donation expense.
Litigation and operational losses decreased $4.7 million as a result of an $8.6 million litigation reserve recognized in 2014. Partially offsetting this charge in 2014 was a $3.0 million recovery on an external fraud loss from a prior year. For the year 2015, litigation and operational losses are largely due to fraud losses recognized in conjunction with several merchant debit card breaches.
Merger related expenses totaled $0.9 million and include one-time expenses related to the acquisition of Columbus, Ohio based First Community Bank.
During the third quarter of 2014, First Commonwealth completed a system conversion to the Jack Henry and Associates Silverlake core processing system and outsourced certain data processing services that had previously been performed in-house. Expenses related to this conversion included accelerated depreciation for data processing hardware and software, early termination charges on previous contracts, and staffing and employment-related charges. For the year ended 2014, $5.6 million in accelerated depreciation and $1.8 million in other conversion related expenses were recognized.
As a result of the April 1, 2013 early redemption of $32.5 million in redeemable capital securities issued by First Commonwealth Capital Trust I, a loss of $1.6 million was recognized. This loss includes a $1.1 million prepayment penalty and $0.5 million of unamortized deferred issuance costs.

Income Tax
The provision for income taxes of $20.8 million in 2015 reflects an increase compared to the provision for income taxes of $17.7 million in 2014 mostly due to the increase in the level of pretax income of $71.0 million and $62.1 million for 2015 and 2014, respectively.
The effective tax rate was 29% and 28% for tax expense in 2015 and 2014, respectively. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income.

Financial Condition
First Commonwealth’s total assets increased by $206.6 million in 2015. Loans, including loans held for sale, increased $229.7 million, or 5%, while investments decreased $38.9 million, or 3%.
Loan growth in 2015 was primarily in the real estate construction, commercial real estate and commercial, financial, agricultural categories. Impacting loan growth in 2015 was a decline of $44.2 million in loans to individuals as a result of a $43.6 million decline in the indirect auto loan portfolio. The volume decrease is a direct result of the Company's pricing as competitors offered aggressive pricing with narrowing spreads.
During 2015, approximately $470.6 million in investment securities were called or matured. Some of these securities were lower yielding securities and as such, their replacement contributed to the increase in yield earned on the portfolio. In total, $360.3 million in mortgage-backed securities, $23.4 million in agency securities and $22.5 million in municipal securities were purchased in 2015 to help increase earnings from the portfolio while maintaining a reduced risk profile.
First Commonwealth’s total liabilities increased $203.2 million, or 4%, in 2015. Deposits decreased $119.6 million, or 3%, and long-term debt decreased $80.1 million, or 50%, as funding needs were met with lower costing short-term borrowings, which increased $404.9 million, or 37%.

Total shareholders equity increased $3.4 million in 2015. Growth in shareholders equity was due to net income of $50.1 million and increases in other comprehensive income of $2.1 million, partially offset by $25.1 million in dividends declared and $25.4 million in stock repurchases.

Loan Portfolio
Following is a summary of our loan portfolio as of December 31:

	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,150,906	25%	$1,052,109	24%	$1,021,056	24%	$1,019,822	24%	$996,739	25%
Real estate construction	220,736	5	120,785	3	93,289	2	87,438	2	76,564	2
Residential real estate	1,224,465	26	1,226,344	27	1,262,718	30	1,241,565	30	1,137,059	28
Commercial real estate	1,479,000	31	1,405,256	31	1,296,472	30	1,273,661	30	1,267,432	31
Loans to individuals	608,643	13	652,814	15	610,298	14	582,218	14	565,849	14
Total loans and leases net of unearned income	$4,683,750	100%	$4,457,308	100%	$4,283,833	100%	$4,204,704	100%	$4,043,643	100%
The loan portfolio totaled $4.7 billion as of December 31, 2015, reflecting growth of $226.4 million, or 5%, compared to December 31, 2014. Loan growth was experienced in all categories except loans to individuals and residential real estate, with the majority of the growth being recognized in real estate construction and commercial, financial, agricultural and other loans. Declines in the loans to individuals category is primarily due to a decline in indirect auto loans. The decline in residential real estate loans is the result of continued runoff in our mortgage portfolio, as many of the loans originated by our mortgage banking area are sold in the secondary market. Increases in commercial, financial, agricultural and other portfolio and commercial real estate loans can largely be attributed to growth in direct middle market lending and syndications in Pennsylvania and contiguous states. Growth in construction loans is primarily the result of several multifamily and hospitality projects in the Columbus, Cleveland and Pittsburgh markets. The acquisition of First Community contributed $58.3 million to loan growth for the year 2015.
The majority of our loan portfolio is with borrowers located in Pennsylvania. The Company expanded into the Ohio market area with the opening of a loan production office in Cleveland, Ohio in 2013 and the acquisition of First Community Bank of Columbus, Ohio in the fourth quarter of 2015. As of December 31, 2015 and 2014, there were no concentrations of loans relating to any industry in excess of 10% of total loans.
The credit quality of the loan portfolio continued to improve during 2015 with decreases in the level of criticized assets, delinquency and nonaccrual loans. As of December 31, 2015, criticized loans (i.e., loans designated OAEM, substandard, impaired or doubtful) decreased $6.2 million, or 4%, from December 31, 2014. Criticized loans totaled $134.0 million at December 31, 2015 and represented 3% of the total loan portfolio. Additionally, delinquencies on accruing loans decreased $5.9 million, or 31%, at December 31, 2015 compared to December 31, 2014. As of December 31, 2015, nonaccrual loans decreased $6.0 million, or 14%, compared to December 31, 2014.

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans at December 31, 2015 were as follows:

	Within One Year	One to 5 Years	After 5 Years	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$77,200	$661,802	$348,160	$1,087,162
Real estate construction (a)	78,516	94,666	45,635	218,817
Commercial real estate	115,303	394,399	969,056	1,478,758
Other	2,779	17,806	126,396	146,981
Totals	$273,798	$1,168,673	$1,489,247	$2,931,718
Loans at fixed interest rates		260,857	290,103
Loans at variable interest rates		907,816	1,199,144
Totals		$1,168,673	$1,489,247

(a)
The maturity of real estate construction loans include term commitments that follow the construction period. Loans with these term commitments will be moved to the commercial real estate category when the construction phase of the project is completed.

First Commonwealth has a legal lending limit of $98.4 million to any one borrower or closely related group of borrowers, but has established lower thresholds for credit risk management.
First Commonwealth defines exposure to the Oil and Gas Industry as any borrower who is involved in exploration and production, and any company in the industry supply chain, that generates 40% or more of their sales revenue from exploration and production activities.
As of December 31, 2015, the Company had a total of $144.2 million in commitments to the Oil and Gas Industry, with $65.2 million in outstanding loan balances against those commitments. Of this total, commitments of $40.7 million with outstanding balances of $12.3 million are for exploration and production, while $103.5 million in commitments, with outstanding balances of $52.9 million, are related to ancillary businesses.
Two customers account for 85.9% of the loans related to exploration and production and both are pass rated credits. These credit facilities are primarily used to support letters of credit and have little or no usage. One commercial relationship in this category, totaling $3.4 million, is on non-performing status and has been even before the oil price decline that began in the third quarter of 2014.
The ancillary business consists of well services, transportation, equipment and materials to support the Oil and Gas Industry. Two customers, which account for 27.0% of the ancillary exposure, are bulk transporters of refined product and are not expected to be negatively impacted from lower oil prices. There are four pass rated credits, with total commitments of $37.7 million in the ancillary sector that may see some impact from reduced drilling activity due to lower oil and gas prices. The Company will continue to monitor their performance accordingly. One commercial relationship with $2.3 million in outstanding loans for an ancillary business has been on non-performing status since 2012.

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
We discontinue interest accruals on a loan when, based on current information and events, it is probable that we will be unable to fully collect principal or interest due according to the contractual terms of the loan. Consumer loans are placed in nonaccrual status at 150 days past due.  Other types of loans are typically placed in nonaccrual status when there is evidence of a significantly weakened financial condition or principal and interest is 90 days or more delinquent. Interest received on a nonaccrual loan is normally applied as a reduction to loan principal rather than interest income utilizing the cost recovery methodology of revenue recognition.
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

The following is a comparison of nonperforming and impaired assets and the effects on interest due to nonaccrual loans for the period ended December 31:

	2015	2014	2013	2012	2011
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$24,345	$25,715	$28,908	$43,539	$33,635
Loans held for sale on nonaccrual basis	—	—	—	—	13,412
Troubled debt restructured loans on nonaccrual basis	12,360	16,952	16,980	50,979	44,841
Troubled debt restructured loans on accrual basis	14,139	12,584	13,495	13,037	20,276
Total nonperforming loans	$50,844	$55,251	$59,383	$107,555	$112,164
Loans past due in excess of 90 days and still accruing	$2,455	$2,619	$2,505	$2,447	$11,015
Other real estate owned	$9,398	$7,197	$11,728	$11,262	$30,035
Loans outstanding at end of period	$4,683,750	$4,457,308	$4,283,833	$4,204,704	$4,057,055
Average loans outstanding	$4,553,634	$4,356,566	$4,255,593	$4,165,292	$4,061,822
Nonperforming loans as a percentage of total loans	1.09%	1.24%	1.39%	2.56%	2.76%
Provision for credit losses	$14,948	$11,196	$19,227	$20,544	$55,816
Allowance for credit losses	$50,812	$52,051	$54,225	$67,187	$61,234
Net charge-offs	$16,187	$13,370	$32,189	$14,591	$65,811
Net charge-offs as a percentage of average loans outstanding	0.36%	0.31%	0.76%	0.35%	1.62%
Provision for credit losses as a percentage of net charge-offs	92.35%	83.74%	59.73%	140.80%	84.81%
Allowance for credit losses as a percentage of end-of-period loans outstanding (a)	1.08%	1.17%	1.27%	1.60%	1.51%
Allowance for credit losses as a percentage of nonperforming loans (a)	99.94%	94.21%	91.31%	62.47%	62.01%
Gross income that would have been recorded at original rates	$572	$784	$7,920	$15,036	$14,872
Interest that was reflected in income	—	—	679	369	1,393
Net reduction to interest income due to nonaccrual	$572	$784	$7,241	$14,667	$13,479

(a)	End of period loans and nonperforming loans exclude loans held for sale.
Nonperforming loans decreased $4.4 million to $50.8 million at December 31, 2015, compared to $55.3 million at December 31, 2014. Nonperforming loans as a percentage of total loans decreased to 1.1% from 1.2% at December 31, 2015 compared to December 31, 2014. Other real estate owned totaled $9.4 million at December 31, 2015, compared to $7.2 million at December 31, 2014.
Also included in nonperforming loans are troubled debt restructured loans (“TDRs”). TDRs are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower under terms not available in the market. TDRs decreased $3.0 million during 2015. For additional information on TDRs please refer to Note 10 “Loans and Allowance for Credit Losses.”
Net charge-offs were $16.2 million in 2015 compared to $13.4 million for the year 2014. The most significant credit losses recognized during the year included charge-offs for three commercial borrowers, including $3.3 million for a local energy company, $2.3 million for local water facility construction company and $2.0 million for steel and mining equipment company.

Additional detail on credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Provision for Credit Losses” and “Allowance for Credit Losses.”
Provision for credit losses as a percentage of net charge-offs increased to 92.4% for the year ended December 31, 2015 from 83.7% for the year ended December 31, 2014.

Allowance for Credit Losses
Following is a summary of the allocation of the allowance for credit losses at December 31:

	2015		2014		2013		2012		2011
	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)
	(dollars in thousands)
Commercial, financial, agricultural and other	$31,035	25%	$29,627	24%	$22,663	24%	$19,852	24%	$18,200	25%
Real estate construction	887	5	2,063	3	6,600	2	8,928	2	6,756	2
Residential real estate	2,606	26	3,664	27	7,727	30	5,908	30	8,237	28
Commercial real estate	11,924	31	11,881	31	11,778	30	22,441	30	18,961	31
Loans to individuals	4,360	13	4,816	15	5,457	14	4,132	14	4,244	14
Unallocated	—	N/A	—	N/A	—	N/A	5,926	N/A	4,836	N/A
Total	$50,812		$52,051		$54,225		$67,187		$61,234
Allowance for credit losses as percentage of end-of-period loans outstanding	1.08%		1.17%		1.27%		1.60%		1.51%

(a)	Represents the ratio of loans in each category to total loans.
The allowance for credit losses decreased $1.2 million from December 31, 2014 to December 31, 2015. The allowance for credit losses as a percentage of end-of-period loans outstanding was 1.1% at December 31, 2015 compared to 1.2% at December 31, 2014. The allowance for credit losses includes both a general reserve for performing loans and specific reserves for impaired loans. Comparing December 31, 2015 to December 31, 2014, the general reserve for performing loans decreased from 0.96% to 0.94% of total performing loans. Specific reserves decreased from 19.5% of nonperforming loans at December 31, 2014 to 16.0% of nonperforming loans at December 31, 2015. The allowance for credit losses as a percentage of nonperforming loans was 99.9% and 94.2% at December 31, 2015 and 2014, respectively.
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
Management reviews local and national economic information and industry data, including trends in the industries we believe are indicative of higher risk to our portfolio. Factors reviewed by management include employment trends, macroeconomic trends, commercial real estate trends and the overall lending environment. For years ended December 31, 2015, 2014 and 2013, any additional allocation made to the allowance as a result of this review is reflected in the applicable loan category in the previous table. For years ended December 31, 2012 and 2011, any additional allocation made to the allowance for credit losses as a result of this review is reflected in the “unallocated line” of the previous table.
Investment Portfolio
Marketable securities that we hold in our investment portfolio, which are classified as “securities available for sale,” may be a source of liquidity; however, we do not anticipate liquidating the investments prior to maturity. As indicated in Note 18 “Fair Values of Assets and Liabilities,” $37.8 million of available for sale securities at December 31, 2015, are classified as Level 3 assets because of inactivity in the market.

Following is a detail schedule of the amortized cost of securities available for sale as of December 31:

	2015	2014	2013
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$20,034	$23,344	$22,639
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	778,476	947,635	1,009,519
Mortgage-Backed Securities—Commercial	28	72	104
Other Government-Sponsored Enterprises	19,201	269,181	267,971
Obligations of States and Political Subdivisions	27,066	27,058	80
Corporate Securities	1,897	6,682	6,693
Pooled Trust Preferred Collateralized Debt Obligations	42,239	41,926	42,040
Total Debt Securities	888,941	1,315,898	1,349,046
Equities	2,170	1,420	1,420
Total Securities Available for Sale	$891,111	$1,317,318	$1,350,466
As of December 31, 2015, securities available for sale had a fair value of $891.1 million. Gross unrealized gains were $11.9 million and gross unrealized losses were $16.5 million.
The following is a schedule of the contractual maturity distribution of securities available for sale at December 31, 2015.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield (b)
	(dollars in thousands)
Within 1 year	$2,605	$—	$—	$2,605	0.62%
After 1 but within 5 years	34,549	—	—	34,549	2.81
After 5 but within 10 years	55,334	27,066	—	82,400	3.61
After 10 years	725,251	—	44,136	769,387	2.36
Total	$817,739	$27,066	$44,136	$888,941	2.48%

(a)	Equities are excluded from this schedule because they have an indefinite maturity.

(b)	Yields are calculated on a taxable equivalent basis.

Mortgage-backed securities, which include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises, have contractual maturities ranging from less than one year to approximately 30 years and have anticipated average lives to maturity ranging from less than one year to approximately thirteen years.
The amortized cost of the available for sale investment portfolio decreased $426.2 million, or 32%, at December 31, 2015 compared to 2014. Contributing to this decline is the classification of $384.3 million of 2015 investment purchases as held to maturity.
Our investment portfolio includes an amortized cost of $42.2 million in pooled trust preferred collateralized debt obligations at December 31, 2015. The valuation of these securities involves evaluating relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis.

Following is a detail schedule of the amortized cost of securities held to maturity as of December 31, 2015:

2015
(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$4,775
Mortgage-Backed Securities—Commercial	16,843
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	315,609
Mortgage-Backed Securities—Commercial	15,187
Other Government-Sponsored Enterprises	—
Obligations of States and Political Subdivisions	31,910
Corporate Securities	—
Pooled Trust Preferred Collateralized Debt Obligations	—
Total Securities Held to Maturity	$384,324
There were no securities held to maturity as of December 31, 2014 and 2013.
The following is a schedule of the contractual maturity distribution of securities held to maturity at December 31, 2015.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Total Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Within 1 year	$—	$—	$—	—%
After 1 but within 5 years	—	108	108	1.88
After 5 but within 10 years	15,187	27,224	42,411	3.05
After 10 years	337,227	4,578	341,805	2.39
Total	$352,414	$31,910	$384,324	2.46%
See Note 8 “Investment Securities,” Note 9 “Impairment of Investment Securities” and Note 18 “Fair Values of Assets and Liabilities” for additional information related to the investment portfolio.
Deposits
Total deposits decreased $119.6 million, or 3%, in 2015, primarily due to the run off of time deposits of $240.1 million. Contributing to the change in time deposits is a decrease of $146.3 million in deposits generated from the Certificate of Deposit Account Registry Services program (“CDARS”), an alternative funding source.
Time deposits of $100 thousand or more had remaining maturities as follows as of the end of each year in the three-year period ended December 31:

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
3 months or less	$48,429	31%	$164,879	49%	$234,295	51%
Over 3 months through 6 months	22,946	15	34,874	10	85,573	18
Over 6 months through 12 months	34,974	22	72,470	22	60,739	13
Over 12 months	51,306	32	61,765	19	84,077	18
Total	$157,655	100%	$333,988	100%	$464,684	100%

Short-Term Borrowings and Long-Term Debt
Short-term borrowings increased $404.9 million, or 37%, from $1,105.9 million as of December 31, 2014 to $1,510.8 million at December 31, 2015. Long-term debt decreased $80.1 million, or 50%, from $161.6 million at December 31, 2014 to $81.5 million at December 31, 2015. The change in both of these areas was to take advantage of attractive interest rates in the wholesale funding markets as an alternative to certificates of deposit while paying off higher costing debt. For additional information concerning our short-term borrowings, subordinated debentures and other long-term debt, please refer to Note 15 “Short-term Borrowings,” Note 16 “Subordinated Debentures” and Note 17 “Other Long-term Debt” of the Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements
The table below sets forth our contractual obligations to make future payments as of December 31, 2015. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

	Footnote Number Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
FHLB advances	17	$563	$1,192	$1,290	$6,269	$9,314
Subordinated debentures	16	—	—	—	72,167	72,167
Operating leases	12	3,405	5,875	4,512	10,360	24,152
Total contractual obligations		$3,968	$7,067	$5,802	$88,796	$105,633
The table above excludes unamortized premiums and discounts on FHLB advances because these premiums and discounts do not represent future cash obligations. The table also excludes our cash obligations upon maturity of certificates of deposit, which is set forth in Note 14 “Interest-Bearing Deposits” of the Consolidated Financial Statements.
In addition, see Note 11 “Commitments and Letters of Credit” for detail related to our off-balance sheet commitments to extend credit, financial standby letters of credit, performance standby letters of credit and commercial letters of credit as of December 31, 2015. Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements since it is unknown if the borrower will draw upon these commitments and often these commitments expire without being drawn upon. As of December 31, 2015, a reserve for probable losses of $4.4 million was recorded for unused commitments and letters of credit.

Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. Liquidity risk arises from the possibility that we may not be able to meet our financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to manage this risk, our Board of Directors has established a Liquidity Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements based on limits approved by our Board of Directors. This policy designates our Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by our Treasury Department who monitors it by using such measures as a 30 day liquidity stress analysis, liquidity gap ratios and noncore funding ratios.
We generate funds to meet our cash flow needs primarily through the core deposit base of FCB and the maturity or repayment of loans and other interest-earning assets, including investments. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits decreased $209.9 million, or 3%, during 2015, and comprised 72% of total liabilities at December 31, 2015, as compared to 76% at December 31, 2014. Proceeds from the sale, maturity and redemption of investment securities totaled $470.6 million during 2015 and provided liquidity to fund loans as well as the purchase of additional investment securities.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit through brokers. We have increased our borrowing capacity at the

Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the Federal Home Loan Bank, as collateral for borrowings at the Federal Reserve. At December 31, 2015 our borrowing capacity at the Federal Reserve related to this program was $641.9 million and there were no amounts outstanding. Additionally, as of December 31, 2015, our maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh was $1.6 billion and as of that date amounts used against this capacity included $1.4 billion in outstanding borrowings and $20.0 million in letter of credit commitments used for pledging public funds and other non-deposit purposes.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an ALCO strategy to increase and diversify funding sources. As of December 31, 2015, our maximum borrowing capacity under this program was $973.1 million and as of that date there was $3.6 million outstanding. We also participate in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of December 31, 2015, our outstanding certificates of deposits from this program have an average weighted rate of 0.25% and an average original term of 138 days.
We also have available unused federal funds lines with four correspondent banks. These lines have an aggregate commitment of $170.0 million with $4.0 million outstanding as of December 31, 2015.
The liquidity needs of First Commonwealth on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments and dividend payments to our stockholders, which totaled $32.4 million for the year ended December 31, 2015, as well as any cash necessary to repurchase our shares, which totaled $25.4 million for the year ended December 31, 2015. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $72.2 million in junior subordinated debentures and cash and interest-bearing deposits of $10.0 million at December 31, 2015. At the end of 2015 the Parent Company had a $15.0 million short-term, unsecured revolving line of credit with another financial institution. As of December 31, 2015, there were no amounts outstanding under this line. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.
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
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.71 and 0.69 at December 31, 2015 and 2014, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealh's ratio is largely driven by the modeling of interest-bearing nonmaturity deposits, which are included in the analysis as repricing within one year.

Following is the gap analysis as of December 31:

	2015
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,371,092	$184,323	$315,162	$2,870,577	$1,439,199	$343,538
Investments	115,292	50,950	102,357	268,599	597,263	454,200
Other interest-earning assets	2,808	—	—	2,808	—	—
Total interest-sensitive assets (ISA)	2,489,192	235,273	417,519	3,141,984	2,036,462	797,738
Certificates of deposit	125,403	89,522	139,133	354,058	244,173	4,000
Other deposits	2,476,973	—	—	2,476,973	—	—
Borrowings	1,583,132	140	285	1,583,557	2,487	6,263
Total interest-sensitive liabilities (ISL)	4,185,508	89,662	139,418	4,414,588	246,660	10,263
Gap	$(1,696,316)	$145,611	$278,101	$(1,272,604)	$1,789,802	$787,475
ISA/ISL	0.59	2.62	2.99	0.71	8.26	77.73
Gap/Total assets	25.83%	2.22%	4.23%	19.38%	27.25%	11.99%

	2014
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,274,687	$166,818	$294,772	$2,736,277	$1,412,835	$267,876
Investments	52,057	60,708	125,801	238,566	767,521	338,182
Other interest-earning assets	2,262	—	—	2,262	—	—
Total interest-sensitive assets (ISA)	2,329,006	227,526	420,573	2,977,105	2,180,356	606,058
Certificates of deposit	278,659	114,932	193,346	586,937	251,153	4,255
Other deposits	2,484,139	—	—	2,484,139	—	—
Borrowings	1,203,176	25,135	29,873	1,258,184	2,385	6,931
Total interest-sensitive liabilities (ISL)	3,965,974	140,067	223,219	4,329,260	253,538	11,186
Gap	$(1,636,968)	$87,459	$197,354	$(1,352,155)	$1,926,818	$594,872
ISA/ISL	0.59	1.62	1.88	0.69	8.60	54.18
Gap/Total assets	25.74%	1.38%	3.10%	21.26%	30.29%	9.35%
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

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2015 ($)	$(7,293)	$(2,438)	$916	$1,900
December 31, 2015 (%)	(3.74)%	(1.25)%	0.47%	0.97%
December 31, 2014 ($)	$(5,280)	$(1,414)	$211	$869
December 31, 2014 (%)	(2.85)%	(0.76)%	0.11%	0.47%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged utilizing a flat balance sheet.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2015 ($)	$(11,405)	$(5,132)	$1,842	$3,658
December 31, 2015 (%)	(5.85)%	(2.63)%	0.94%	1.88%
December 31, 2014 ($)	$(11,925)	$(6,532)	$577	$1,511
December 31, 2014 (%)	(6.43)%	(3.52)%	0.31%	0.82%
The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore are not modeled to decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. For the years 2015 and 2014, the cost of our interest-bearing liabilities averaged 0.34% and 0.41%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.55% and 3.59%, respectively.
The ALCO is responsible for the identification and management of interest rate risk exposure. As such, the ALCO continuously evaluates strategies to manage our exposure to interest rate fluctuations.
During the first quarter of 2015, the Company entered into cash flow interest rate swaps in which we extended the duration of $100.0 million of the $1.3 billion LIBOR based loans in our loan portfolio into fixed interest rates for a period of three or four years. These swaps add approximately two bass points of protection to the net interest margin as a hedge against a prolonged low rate environment. A similar cash flow interest rate swap, with a notional amount of $100.0 million, was entered into in 2014. Please refer to Note 7, "Derivatives," for additional information on interest rate swaps.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $4.4 million at December 31, 2015, and is classified in “Other liabilities” on the Consolidated Statements of Financial Condition.

Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructured loans. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternate financing sources. In 2015, 61 loans totaling $11.9 million were identified as troubled debt restructurings, resulting in specific reserves of $1.3 million.
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
The allowance for credit losses was $50.8 million at December 31, 2015 or 1.08% of loans outstanding, compared to $52.1 million or 1.17% of loans outstanding at December 31, 2014. The decrease in the 2015 ratio compared to the 2014 ratio can be attributed to a decline in criticized loans and a reduction in the qualitative factors related to leveraged finance transaction loans. In addition, as of December 31, 2015, several credit measures showed improvement compared to December 31, 2014. The level of criticized loans decreased $6.2 million from $140.1 million at December 31, 2014 to $134.0 million at December 31, 2015 and the level of nonperforming loans decreased $4.1 million for the same period.
The allowance for credit losses as a percentage of nonperforming loans was 99.9% at December 31, 2015 and 94.2% as of December 31, 2014. The allowance for credit losses includes specific allocations of $7.0 million related to nonperforming loans covering 14% of the total nonperforming balance at December 31, 2015 and specific allocations of $9.5 million covering 17% of the total nonperforming balance at December 31, 2014. The amount of allowance related to nonperforming loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses.

Management believes that the allowance for credit losses is at a level that is sufficient to absorb losses inherent in the loan portfolio at December 31, 2015.
The following table provides information on net charge-offs and nonperforming loans by loan category:

	For the Period Ended December 31, 2015			As of December 31, 2015
	Net Charge-offs	% of Total Net Charge- offs	Net Charge-offs as a % of Average Loans	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$10,332	63.83%	0.23%	$31,476	61.91%	0.67%
Real estate construction	(76)	(0.47)	—	28	0.05	—
Residential real estate	952	5.88	0.02	10,413	20.48	0.22
Commercial real estate	1,309	8.09	0.03	8,506	16.73	0.18
Loans to individuals	3,670	22.67	0.08	421	0.83	0.01
Total loans, net of unearned income	$16,187	100.00%	0.36%	$50,844	100.00%	1.08%
As the above table illustrates, commercial, financial, agricultural loans and residential real estate were the most significant portions of the nonperforming loans as of December 31, 2015. See discussions related to the provision for credit losses and loans for more information.

Results of Operations—2014 Compared to 2013
Summary of 2014 Results
Net income for 2014 was $44.5 million, or $0.48 per diluted share, as compared to a net income of $41.5 million, or $0.43 per diluted share, in 2013. Net income in 2014 was positively impacted by an $8.0 million decrease in provision expense, offset by a $5.7 million increase in operational losses and a $1.0 million decrease in net interest income.
Our return on average equity was 6.2% and return on average assets was 0.71% for 2014, compared to 5.7% and 0.68%, respectively, for 2013.
Average diluted shares for the year 2014 were 4% less than the comparable period in 2013 primarily due to the common stock buyback program authorized during 2014.
Net interest income, on a fully taxable equivalent basis, for 2014 was $1.7 million, or 1%, lower than 2013, primarily due to a $66.3 million, or 1%, increase in average interest bearing liabilities and a 12 basis point decrease in the net interest margin. Positively affecting net interest income in 2014 was a $100.1 million increase in average net free funds. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. Net interest margin, on a fully taxable equivalent basis, was 3.27% in 2014 compared to 3.39% in 2013.
During the year-ended December 31, 2014, the net interest margin was challenged by the continuing low interest rate environment and decreasing rates earned on interest-earning assets. Despite a disciplined approach to pricing, runoff of existing assets earning higher interest rates continued to provide for lower yields on earning assets. Growth in earning assets helped offset the impact of runoff as average interest-earning assets increased $166.5 million, or 3%, compared to the comparable period in 2013.
The taxable equivalent yield on interest-earning assets was 3.59% for the year-ended December 31, 2014, a decrease of 20 basis points from the 3.79% yield for the same period in 2013. This decline was attributed to the repricing of our variable rate assets in a low rate environment as well as lower interest rates available on new investments and loans. Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.41% for the year-ended December 31, 2014, compared to 0.48% for the same period in 2013.
Comparing the year-ended December 31, 2014 with the same period in 2013, changes in interest rates negatively impacted net interest income by $9.4 million. The lower yield on interest-earning assets adversely impacted net interest income by $11.3 million, while the decline in the cost of interest-bearing liabilities positively impacted net interest income by $1.9 million. We were able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, disciplined pricing strategies, loan growth and increasing our investment volumes within established interest rate risk management guidelines.
While decreases in interest rates and yields compressed the net interest margin, increases in average earning assets and low cost average interest-bearing liabilities neutralized the effect on net interest income. Changes in volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $7.7 million in the year-ended December 31, 2014 compared to the same period in 2013. Higher levels of interest-earning assets resulted in an increase of $6.4 million in interest income, while volume changes primarily attributed to the mix of deposits reduced interest expense by $1.3 million.
Noninterest income, excluding net securities gains (losses) and gains on sale of assets, decreased $3.9 million, or 7%, in 2014, largely due to a decline in the other income category. The decrease in the other income category can be attributed to a $2.3 million decline in commercial loan swap-related income and a $1.1 million decrease in investment management income as a result of the sale of the Company's registered investment advisory business in the first quarter of 2014.
Total noninterest income increased $0.7 million, or 1%, in 2014 in comparison to the year ended 2013. The most notable change includes a $2.8 million increase in the gain on sale of assets and the gain on sale of loans as a result of a $1.2 million gain recognized on the sale of the Company's registered investment advisory business and $3.2 million in gains on the sale of several OREO properties.
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

ITEM 8.    Financial Statements and Supplementary Data

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2015	2014
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$66,644	$72,276
Interest-bearing bank deposits	2,808	2,262
Securities available for sale, at fair value	886,560	1,309,819
Securities held to maturity, at amortized cost, (Fair value $382,341 at December 31, 2015)	384,324	—
Other investments	62,952	44,545
Loans held for sale	5,763	2,502
Loans:
Portfolio loans	4,683,750	4,457,308
Allowance for credit losses	(50,812)	(52,051)
Net loans	4,632,938	4,405,257
Premises and equipment, net	63,454	64,989
Other real estate owned	9,398	7,197
Goodwill	164,500	161,429
Amortizing intangibles, net	1,231	1,665
Bank owned life insurance	182,601	177,567
Other assets	103,717	110,777
Total assets	$6,566,890	$6,360,285
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,116,689	$989,027
Interest-bearing	3,079,205	3,326,484
Total deposits	4,195,894	4,315,511
Short-term borrowings	1,510,825	1,105,876
Subordinated debentures	72,167	72,167
Other long-term debt	9,314	89,459
Total long-term debt	81,481	161,626
Other liabilities	59,144	61,127
Total liabilities	5,847,344	5,644,140
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued as of December 31, 2015 and 2014; and 88,961,268 shares and 91,723,028 shares outstanding at December 31, 2015 and 2014, respectively	105,563	105,563
Additional paid-in capital	365,981	365,615
Retained earnings	378,081	353,027
Accumulated other comprehensive (loss) income, net	(2,386)	(4,499)
Treasury stock (16,602,187 and 13,840,427 shares at December 31, 2015 and 2014, respectively)	(127,693)	(103,561)
Total shareholders’ equity	719,546	716,145
Total liabilities and shareholders’ equity	$6,566,890	$6,360,285
The accompanying notes are an integral part of these Consolidated Financial Statements

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2015	2014	2013
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$172,819	$171,196	$176,129
Interest and dividends on investments:
Taxable interest	26,807	28,767	29,916
Interest exempt from federal income taxes	997	311	4
Dividends	3,434	1,895	302
Interest on bank deposits	14	12	7
Total interest income	204,071	202,181	206,358
Interest Expense
Interest on deposits	7,474	12,453	15,596
Interest on short-term borrowings	5,018	2,449	1,262
Interest on subordinated debentures	2,329	2,292	3,128
Interest on other long-term debt	774	1,307	1,721
Total interest expense	15,595	18,501	21,707
Net Interest Income	188,476	183,680	184,651
Provision for credit losses	14,948	11,196	19,227
Net Interest Income after Provision for Credit Losses	173,528	172,484	165,424
Noninterest Income
Net securities (losses) gains	(153)	550	(1,158)
Trust income	5,834	6,000	6,166
Service charges on deposit accounts	15,319	15,661	15,652
Insurance and retail brokerage commissions	8,522	6,483	6,005
Income from bank owned life insurance	5,412	5,502	5,539
Gain on sale of loans	2,819	516	624
Gain on sale of assets	1,457	4,480	1,529
Card related interchange income	14,501	14,222	13,746
Other income	7,614	7,445	12,060
Total noninterest income	61,325	60,859	60,163
Noninterest Expense
Salaries and employee benefits	89,161	87,223	86,012
Net occupancy	13,712	13,119	13,607
Furniture and equipment	10,737	17,812	15,118
Data processing	6,123	6,124	6,009
Advertising and promotion	2,638	2,953	3,129
Pennsylvania shares tax	4,693	3,776	5,638
Intangible amortization	605	631	1,064
Collection and repossession	2,826	2,754	3,836
Other professional fees and services	4,034	3,986	3,731
FDIC insurance	4,014	4,054	4,366
Loss on sale or write-down of assets	3,112	1,595	1,054
Litigation and operational losses	2,119	6,786	1,115
Loss on early redemption of subordinated debt	—	—	1,629
Conversion related	—	1,788	2,588
Merger and acquisition related	922	—	—
Other operating expenses	19,178	18,609	19,928
Total noninterest expense	163,874	171,210	168,824
Income before income taxes	70,979	62,133	56,763
Income tax provision	20,836	17,680	15,281
Net Income	$50,143	$44,453	$41,482
Average Shares Outstanding	89,356,767	93,114,654	97,028,157
Average Shares Outstanding Assuming Dilution	89,356,767	93,114,654	97,029,832
Per Share Data:
Basic Earnings Per Share	$0.56	$0.48	$0.43
Diluted Earnings Per Share	$0.56	$0.48	$0.43
Cash Dividends Declared per Common Share	$0.28	$0.28	$0.23
The accompanying notes are an integral part of these Consolidated Financial Statements

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Net Income	$50,143	$44,453	$41,482
Other comprehensive income (loss), before tax expense (benefit):
Unrealized holding gains (losses) on securities arising during the period	2,798	25,153	(34,975)
Less: reclassification adjustment for losses (gains) on securities included in net income	153	(550)	1,158
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	450	472	—
Reclassification adjustment for gains on derivatives included in net income	(49)	(10)	—
Unrealized (losses) gains for postretirement obligations:
Transition obligation	—	—	—
Net (loss) gain	(102)	(313)	219
Total other comprehensive income (loss), before tax expense (benefit)	3,250	24,752	(33,598)
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,137	8,663	(11,751)
Comprehensive Income	$52,256	$60,542	$19,635
The accompanying notes are an integral part of these Consolidated Financial Statements

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2014	91,723,028	$105,563	$365,615	$353,027	$(4,499)	$(103,561)	$716,145
Net income				50,143			50,143
Total other comprehensive income					2,113		2,113
Cash dividends declared ($0.28 per share)				(25,089)			(25,089)
Treasury stock acquired	(2,918,066)					(25,383)	(25,383)
Treasury stock reissued	20,936		32	—		160	192
Restricted stock	135,370	—	334	—		1,091	1,425
Balance at December 31, 2015	88,961,268	$105,563	$365,981	$378,081	$(2,386)	$(127,693)	$719,546

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2013	95,245,215	$105,563	$365,333	$334,748	$(20,588)	$(73,359)	$711,697
Net income				44,453			44,453
Total other comprehensive income					16,089		16,089
Cash dividends declared ($0.28 per share)				(26,174)			(26,174)
Discount on dividend reinvestment plan purchases			(65)				(65)
Treasury stock acquired	(3,636,634)					(30,956)	(30,956)
Treasury stock reissued	21,960		35	—		157	192
Restricted stock	92,487	—	312	—		597	909
Balance at December 31, 2014	91,723,028	$105,563	$365,615	$353,027	$(4,499)	$(103,561)	$716,145

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2012	99,629,494	$105,563	$365,354	$315,608	$1,259	$(41,777)	$746,007
Net income				41,482			41,482
Total other comprehensive loss					(21,847)		(21,847)
Cash dividends declared ($0.23 per share)				(22,344)			(22,344)
Discount on dividend reinvestment plan purchases			(112)				(112)
Treasury stock acquired	(4,462,638)					(32,217)	(32,217)
Treasury stock reissued	25,359		—	—		176	176
Restricted stock	53,000	—	91	2		459	552
Balance at December 31, 2013	95,245,215	$105,563	$365,333	$334,748	$(20,588)	$(73,359)	$711,697
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Operating Activities
Net income	$50,143	$44,453	$41,482
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,948	11,196	19,227
Deferred tax expense	12,653	4,862	12,704
Depreciation and amortization	7,640	13,721	11,090
Net (gains) losses on securities and other assets	(729)	2,832	431
Net amortization of premiums and discounts on securities	2,793	2,233	543
Net amortization of premiums and discounts on long-term debt	—	(37)	(117)
Income from increase in cash surrender value of bank owned life insurance	(5,412)	(5,275)	(5,539)
Mortgage loans originated for sale	(86,576)	(17,697)	—
Proceeds from sale of mortgage loans	85,718	15,598	—
(Increase) decrease in interest receivable	(41)	542	921
Decrease in interest payable	(103)	(404)	(1,172)
Decrease in prepaid FDIC insurance	—	—	9,205
(Increase) decrease in income taxes payable	(354)	1,860	(615)
Other—net	(7,929)	8,253	(2,426)
Net cash provided by operating activities	72,751	82,137	85,734
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	9,358	—	—
Purchases	(380,877)	—	—
Transactions with securities available for sale:
Proceeds from sales	88,054	132,868	671
Proceeds from maturities and redemptions	373,228	242,895	356,667
Purchases	(24,150)	(339,649)	(539,894)
Purchases of FHLB stock	(65,605)	(40,920)	(18,120)
Proceeds from the redemption of FHLB stock	48,029	31,819	10,904
Proceeds from bank owned life insurance	378	2,080	2,092
Proceeds from the sale of loans	3,018	3,112	20,760
Proceeds from sales of other assets	6,407	12,882	12,713
Acquisition, net of cash acquired	(3,533)	(3,042)	—
Net increase in loans	(191,853)	(195,120)	(143,438)
Purchases of premises and equipment	(4,887)	(10,980)	(9,635)
Net cash used in investing activities	(142,433)	(164,055)	(307,280)
Financing Activities
Net decrease in federal funds purchased	(5,000)	(7,000)	(18,000)
Net increase in other short-term borrowings	409,949	486,261	288,387
Net (decrease) increase in deposits	(209,928)	(288,352)	46,006
Repayments of other long-term debt	(80,145)	(59,889)	(29,969)
Proceeds from issuance of long-term debt	—	5,000	—
Repayments of subordinated debentures	—	—	(34,702)
Discount on dividend reinvestment plan purchases	—	(65)	(112)
Dividends paid	(25,089)	(26,174)	(22,344)
Proceeds from reissuance of treasury stock	192	192	176
Purchase of treasury stock	(25,383)	(30,956)	(33,439)
Net cash provided by financing activities	64,596	79,017	196,003
Net (decrease) increase in cash and cash equivalents	(5,086)	(2,901)	(25,543)
Cash and cash equivalents at January 1	74,538	77,439	102,982
Cash and cash equivalents at December 31	$69,452	$74,538	$77,439
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
Through its subsidiaries, which include a commercial bank, an insurance agency and a financial advisor, First Commonwealth provides a full range of loan, deposit, trust, insurance and personal financial planning services primarily to individuals and small to middle market businesses in fifteen counties in central and western Pennsylvania as well as in central Ohio. First Commonwealth has determined that it has one business segment.
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
First Commonwealth has securities classified as held to maturity and available for sale and does not engage in trading activities. First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on the equity securities.
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

Allowance for Credit Losses
First Commonwealth maintains an allowance for credit losses at a level deemed sufficient to absorb losses that are inherent in the loan portfolio. First Commonwealth’s management determines and reviews with the Board of Directors the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual problem loans, delinquency and loss experience trends and other relevant factors, all of which may be susceptible to significant changes.
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

The allowance calculation uses historical charge-off trends to estimate probable unconfirmed losses for each loan category. A multiplier known as the emergence factor is applied to the historical loss rates for non-criticized loans. The emergence factor is calculated by loan category and represents the average time period from when a loss is incurred until the bank experiences a charge-off against the loan. Before applying the adjusted historical loss experience percentages, loan balances are reduced by the portion of the loan balances which are subject to guarantee by a government agency.
An additional component of the allowance is determined by management based on a qualitative analysis of certain factors related to portfolio risks and economic conditions. Factors considered by management include employment trends, macroeconomic trends, commercial real estate trends and the overall lending environment. Portfolio risks include unusual changes or recent trends in specific portfolios such as unexpected changes in the trends or levels of delinquency. No matter how detailed an analysis of potential credit losses is performed, these estimates are inherently imprecise. Management must make estimates using assumptions and information that is often subjective and changes rapidly.
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
Bank Owned Life Insurance
First Commonwealth and the banks that First Commonwealth has acquired have purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded as non-interest income in the Consolidated Statements of Income. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $3.7 million and $3.9 million as of December 31, 2015 and 2014, respectively, and is reflected in "Other Liabilities" on the Consolidated Statements of Financial Condition.
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
Employee Stock Ownership Plan
Accounting treatment for First Commonwealth’s Employee Stock Ownership Plan (“ESOP”) described in Note 21 “Unearned ESOP Shares” follows FASB ASC Topic 718, “Compensation—Stock Compensation” for ESOP shares acquired after December 31, 1992 (“new shares”). First Commonwealth’s ESOP borrowed funds were guaranteed by First Commonwealth. The ESOP shares purchased subject to the debt guaranteed by First Commonwealth were recorded as a reduction of common shareholders’ equity by recording unearned ESOP shares. Shares were committed to be released to the ESOP Trust for allocation to plan participants through loan payments. As the shares were committed to be released, the unearned ESOP shares account was credited for the average cost of the shares collateralizing the ESOP borrowed funds. Compensation cost was recognized for these shares in accordance with the provisions of FASB ASC Topic 718 and was based upon the fair market value of the shares that were committed to be released. Additional paid-in capital was charged or credited for the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP. The borrowed funds related to the unearned ESOP shares were paid off in November 2012.
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
Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2015, First Commonwealth has interest derivative positions that are not designated as hedging instruments. See Note 7, “Derivatives,” for a description of these instruments.
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
In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon pricing models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. See Note 18 “Fair Values of Assets and Liabilities” for additional information.

Note 2—New Accounting Pronouncements

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20),” which finalizes Proposed ASU No. 2014-220, and eliminates the concept of extraordinary items from U.S. GAAP. Accordingly, this ASU eliminates FASB ASC Subtopic 225-20, "Income Statement - Extraordinary and Unusual Items", which, until now, required that an entity separately classify, present, and disclose extraordinary events and transactions. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805),” which requires that the acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adjustments are required to be presented separately on the face of the income statement or disclosed in the notes to show the portion of current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.
In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”. In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", with an original effective date for annual reporting periods beginning after December 15, 2016. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 deferred the effective date of ASU 2014-09 to annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the potential impact of ASU 2015-14 on our financial statements.
In January 2016, the FASB issued ASU 2016-1, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-1 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is not expected to have a significant impact on our financial statements

Note 3—Supplemental Comprehensive Income Disclosures
The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Comprehensive Income as of December 31. Reclassification adjustments related to securities available for sale are included in the “Net securities gains” line in the Consolidated Statements of Income and reclassification adjustments related to losses on derivatives are included in the "Other operating expenses" line in the Consolidated Statements of Income.

	2015			2014			2013
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$2,798	$(978)	$1,820	$25,153	$(8,803)	$16,350	$(34,975)	$12,233	$(22,742)
Reclassification adjustment for losses (gains) on securities included in net income	153	(54)	99	(550)	193	(357)	1,158	(405)	753
Total unrealized gains (losses) on securities	2,951	(1,032)	1,919	24,603	(8,610)	15,993	(33,817)	11,828	(21,989)
Unrealized gains (losses) on derivatives:
Unrealized holding gains on derivatives arising during the period	450	(158)	292	472	(165)	307	—	—	—
Reclassification adjustment for gains on derivatives included in net income	(49)	17	(32)	(10)	3	(7)	—	—	—
Total unrealized gains on derivatives	401	(141)	260	462	(162)	300	—	—	—
Unrealized (losses) gains for postretirement obligations:
Transition obligation	—	—	—	—	—	—	—	—	—
Net (loss) gain	(102)	36	(66)	(313)	109	(204)	219	(77)	142
Total unrealized (losses) gains for postretirement obligations	(102)	36	(66)	(313)	109	(204)	219	(77)	142
Total other comprehensive income (loss)	$3,250	$(1,137)	$2,113	$24,752	$(8,663)	$16,089	$(33,598)	$11,751	$(21,847)

The following table details the change in components of OCI for the year-ended December 31:

	2015
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(4,875)	$300	$76	$(4,499)
Other comprehensive income before reclassification adjustment	1,820	292		2,112
Amounts reclassified from accumulated other comprehensive income (loss)	99	(32)		67
Net gain			(66)	(66)
Net other comprehensive income during the period	1,919	260	(66)	2,113
Balance at December 31	$(2,956)	$560	$10	$(2,386)

	2014
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(20,868)	$—	$280	$(20,588)
Other comprehensive income before reclassification adjustment	16,350	307		16,657
Amounts reclassified from accumulated other comprehensive income (loss)	(357)	(7)		(364)
Net gain			(204)	(204)
Net other comprehensive income during the period	15,993	300	(204)	16,089
Balance at December 31	$(4,875)	$300	$76	$(4,499)

	2013
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$1,121	$—	$138	$1,259
Other comprehensive income before reclassification adjustment	(22,742)	—		(22,742)
Amounts reclassified from accumulated other comprehensive income (loss)	753	—		753
Net gain			142	142
Net other comprehensive income during the period	(21,989)	—	142	(21,847)
Balance at December 31	$(20,868)	$—	$280	$(20,588)

Note 4—Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the year for interest and income taxes as well as detail on non-cash investing and financing activities for the years ended December 31:

	2015	2014	2013
	(dollars in thousands)
Cash paid during the period for:
Interest	$15,818	$18,943	$23,022
Income taxes	8,331	10,700	3,080
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	8,257	5,061	12,326
Other real estate owned sold and settled out of period	—	—	348
Fair value of loans transferred from held to maturity to available for sale	3,196	3,035	20,135
Gross increase (decrease) in market value adjustment to securities available for sale	2,949	24,601	(33,792)
Gross increase in market value adjustment to derivatives	401	472	—
Investments committed to purchase, not settled	694	—	—
Net assets acquired through acquisition	463	—	—
Contribution of premises	—	682	—

Note 5—Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ending December 31:

	2015	2014	2013
Weighted average common shares issued	105,563,455	105,563,455	105,563,455
Average treasury shares	(16,045,900)	(12,294,217)	(8,363,083)
Average unearned nonvested shares	(160,788)	(154,584)	(172,215)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	89,356,767	93,114,654	97,028,157
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	—	—	1,675
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	89,356,767	93,114,654	97,029,832
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the years ended December 31, because to do so would have been anti-dilutive.

	12/31/2015			12/31/2014			12/31/2013
		Price Range			Price Range			Price Range
	Shares	From	To	Shares	From	To	Shares	From	To
Stock Options	—	$—	$—	15,000	$14.55	$14.55	27,000	$14.41	$14.55
Restricted Stock	92,002	6.82	9.84	106,977	5.26	9.26	81,770	4.41	7.57

Note 6—Cash and Due from Banks
Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts, such as checking accounts and NOW accounts. Reserves are maintained in the form of vault cash or balances held with the Federal Reserve Bank. First Commonwealth Bank maintained average balances of $4.6 million during 2015 and $4.9 million during 2014 with the Federal Reserve Bank.

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
We have sixteen risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have four risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
Derivatives Designated as Hedging Instruments
The Company has entered into four interest rate swap contracts which were designated as cash flow hedges. The interest rate swaps have a total notional amount of $200.0 million, $85.0 million with an original maturity of three years and $115.0 million with an original maturity of four years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans benchmarked to the 1-month LIBOR rate. Therefore, the interest rate swaps convert the interest payments on the first $200.0 million of 1-month LIBOR based commercial loans into fixed rate payments.
The periodic net settlement of interest rate swaps is recorded as an adjustment to "Interest and fees on loans" in the Consolidated Statement of Income. For the years ended December 31, 2015 and 2014, interest income was increased by $2.0 million and $0.3 million, respectively, as a result of these interest rate swaps. Changes in the fair value of the effective portion of cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in Interest and fees on loans, the same line item in the Consolidated Statement of Income as the income on the hedged items. The cash flow hedges were highly effective at December 31, 2015 and December 31, 2014 and changes in the fair value attributed to hedge ineffectiveness were not material. There were no cash flow hedges at December 31, 2013.

The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks at December 31:

	2015	2014
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(542)	$(268)
Notional Amount:
Interest rate derivatives	276,860	273,388
Interest rate caps	22,793	6,656
Risk participation agreements	126,612	113,624
Sold credit protection on risk participation agreements	(20,383)	(17,296)
Derivatives Designated as Hedging Instruments
Fair value adjustment	922	472
Notional Amount - Interest rate derivatives	200,000	100,000
The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Consolidated Statements of Income for the years ended December 31:

	2015	2014	2013
	(dollars in thousands)
Non-hedging interest rate derivatives:
(Decrease) increase in other income	$(274)	$(345)	$1,428
Hedging interest rate derivatives:
Increase in interest income	2,049	330	—
Increase in other income	64	10	—
The fair value of our derivatives is included in a table in Note 18, “Fair Values of Assets and Liabilities,” in the line items “Other assets” and “Other liabilities.”

Note 8—Investment Securities

Securities Available for Sale
Below is an analysis of the amortized cost and fair values of securities available for sale at December 31:

	2015				2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$20,034	$2,071	$(13)	$22,092	$23,344	$2,595	$(3)	$25,936
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	778,476	7,983	(8,882)	777,577	947,635	13,076	(9,830)	950,881
Mortgage-Backed Securities – Commercial	28	—	—	28	72	2	—	74
Other Government-Sponsored Enterprises	19,201	2	(85)	19,118	269,181	4	(1,308)	267,877
Obligations of States and Political Subdivisions	27,066	532	—	27,598	27,058	362	(43)	27,377
Corporate Securities	1,897	422	—	2,319	6,682	573	—	7,255
Pooled Trust Preferred Collateralized Debt Obligations	42,239	916	(7,497)	35,658	41,926	309	(13,236)	28,999
Total Debt Securities	888,941	11,926	(16,477)	884,390	1,315,898	16,921	(24,420)	1,308,399
Equities	2,170	—	—	2,170	1,420	—	—	1,420
Total Securities Available for Sale	$891,111	$11,926	$(16,477)	$886,560	$1,317,318	$16,921	$(24,420)	$1,309,819

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
In 2015, a $0.3 million loss was recognized on the sale of approximately $75.0 million of low-yielding U.S. government agency securities. Proceeds from the sale of these securities were reinvested into higher yielding mortgage-backed securities.
During 2014, a gain of $0.5 million was recognized as the result of a recovery on a trust preferred security for which a $1.3 million loss was recognized in 2013 due to the early redemption of a pooled trust preferred security with a book value of $6.6 million. Senior note holders elected to liquidate all assets of the trust, resulting in losses for the mezzanine notes owned by First

Commonwealth. The gain recognized in 2014 was a result of additional proceeds distributed as part of the final liquidation of the trust.
The amortized cost and estimated fair value of debt securities available for sale at December 31, 2015, by contractual maturity, are shown below:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$2,601	$2,595
Due after 1 but within 5 years	16,600	16,523
Due after 5 but within 10 years	27,066	27,598
Due after 10 years	44,136	37,977
	90,403	84,693
Mortgage-Backed Securities (a)	798,538	799,697
Total Debt Securities	$888,941	$884,390

(a)
Mortgage Backed Securities include an amortized cost of $20.0 million and a fair value of $22.1 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $778.5 million and a fair value of $777.6 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the years ended December 31:

	2015	2014	2013
	(dollars in thousands)
Proceeds from sales	$88,054	$132,868	$671
Gross (losses) gains realized:
Sales Transactions:
Gross gains	$—	$291	$233
Gross losses	(284)	(243)	—
	(284)	48	233
Maturities and impairment
Gross gains	131	502	4
Gross losses	—	—	(1,395)
Other-than-temporary impairment	—	—	—
	131	502	(1,391)
Net gains and impairment	$(153)	$550	$(1,158)
Securities available for sale with an approximate fair value of $416.1 million and $563.2 million were pledged as of December 31, 2015 and 2014, respectively, to secure public deposits and for other purposes required or permitted by law.

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at December 31, 2015. There were no held to maturity securities at December 31, 2014.

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$4,775	$—	$(7)	$4,768
Mortgage-Backed Securities – Commercial	16,843	—	(247)	16,596
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	315,609	30	(1,824)	313,815
Mortgage-Backed Securities – Commercial	15,187	—	(178)	15,009
Obligations of States and Political Subdivisions	31,910	301	(58)	32,153
Total Securities Held to Maturity	$384,324	$331	$(2,314)	$382,341
The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	108	108
Due after 5 but within 10 years	27,224	27,487
Due after 10 years	4,578	4,558
	31,910	32,153
Mortgage-Backed Securities (a)	352,414	350,188
Total Debt Securities	$384,324	$382,341

(a)
Mortgage Backed Securities include an amortized cost of $21.6 million and a fair value of $21.4 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $330.8 million and a fair value of $328.8 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Securities held to maturity with an amortized cost of $45.7 million were pledged as of December 31, 2015 to secure public deposits for other purposes required or permitted by law.

Note 9—Impairment of Investment Securities
Securities Available for Sale
As required by FASB ASC Topic 320, “Investments—Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in other comprehensive income (“OCI”). During the years ended December 31, 2015, 2014 and 2013, no other-than-temporary impairment charges were recognized.
First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.
We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether we are more likely than not to sell the security. We evaluate whether we are more likely than not to sell debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy, tax position and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, weakness in the U.S. economy, changes in real estate values and additional interest deferrals in our pooled trust preferred collateralized debt obligations. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of FASB ASC Topic 325, “Investments—Other,” and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. If these estimated cash flows determine it is probable that an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized in accordance with FASB ASC Topic 320. There is a risk that First Commonwealth will record other-than-temporary impairment charges in the future. See Note 18, “Fair Values of Assets and Liabilities,” for additional information.
The following table presents the gross unrealized losses and estimated fair values at December 31, 2015 for both available for sale and held to maturity securities by investment category and time frame for which the securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$6,798	$(20)	$—	$—	$6,798	$(20)
Mortgage-Backed Securities – Commercial	16,596	(247)	—	—	16,596	(247)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	436,011	(3,293)	263,119	(7,413)	699,130	(10,706)
Mortgage-Backed Securities – Commercial	15,009	(178)	—	—	15,009	(178)
Other Government-Sponsored Enterprises	12,316	(85)	—	—	12,316	(85)
Obligations of States and Political Subdivisions	7,208	(58)	—	—	7,208	(58)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	29,957	(7,497)	29,957	(7,497)
Total Securities	$493,938	$(3,881)	$293,076	$(14,910)	$787,014	$(18,791)

At December 31, 2015, pooled trust preferred collateralized debt obligations accounted for 40% of unrealized losses due to changes in interest rates and the illiquid market for this type of investment. Fixed income securities issued by U.S. Government-sponsored enterprises comprised 59% of total unrealized losses due to changes in market interest rates. Obligations of state and political subdivisions account for the remaining 1% of total unrealized losses as a result of changes in market interest rates. At December 31, 2015, there were 80 debt securities in an unrealized loss position. There were no equity securities in an unrealized loss position at December 31, 2015.

The following table presents the gross unrealized losses and estimated fair value at December 31, 2014 for available-for-sale and securities by investment category and time frame for which the securities had been in a continuous unrealized loss position:

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
As of December 31, 2015, our corporate securities had an amortized cost and estimated fair value of $1.9 million and $2.3 million, respectively, and were comprised of single issue trust preferred securities issued primarily by money center and large regional banks. At December 31, 2014, these securities had an amortized cost of $6.7 million and estimated fair value of $7.3 million. There were no corporate securities in an unrealized loss position as of December 31, 2015 and 2014. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trend and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
As of December 31, 2015, the book value of our pooled trust preferred collateralized debt obligations totaled $42.2 million with an estimated fair value of $35.7 million, which includes securities comprised of 275 banks and other financial institutions. All of our pooled securities are mezzanine tranches, three of which have no senior class remaining in the issue. The credit ratings on all of the issues are below investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of December 31, 2015, after taking into account management’s best estimates of future interest deferrals and defaults, four of our securities had no excess subordination in the tranches we own and five of our securities had excess subordination which ranged from 10% to 84% of the current performing collateral.
The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2015:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL IV	Mezzanine	$1,830	$1,336	$(494)	B1/BB	6	18.05%	59.91%
Pre TSL VII	Mezzanine	2,963	3,484	521	Ca/-	14	49.68	0.00
Pre TSL VIII	Mezzanine	2,000	1,863	(137)	C/C	29	56.74	0.00
Pre TSL IX	Mezzanine	2,376	1,805	(571)	B1/C	38	29.80	9.90
Pre TSL X	Mezzanine	1,613	1,915	302	Caa1/C	43	30.66	0.00
Pre TSL XII	Mezzanine	5,688	4,585	(1,103)	B3/C	66	23.07	0.00
Pre TSL XIII	Mezzanine	12,706	10,660	(2,046)	Ba3/C	56	11.08	37.45
Pre TSL XIV	Mezzanine	12,854	9,708	(3,146)	B1/CC	56	19.72	47.01
MMCap I	Mezzanine	209	302	93	Ca/C	8	58.11	83.61
Total		$42,239	$35,658	$(6,581)
Lack of liquidity in the market for trust preferred collateralized debt obligations, below investment grade credit rating and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.

All of the Company's pooled trust preferred securities are included in the non-exclusive list issued by the regulatory agencies and therefore are not considered covered funds under the Volcker Rule.
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. For the years ended December 31, 2015, 2014 and 2013 there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at December 31, 2015. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.
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

•
Credit Analysis—A quarterly credit evaluation is performed for each of the 275 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default—A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and therefore a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of December 31, 2015, default probabilities for performing collateral ranged from 0.33% to 75%.

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

Our cash flow analysis as of December 31, 2015, indicates that no credit related other-than-temporary impairment has occurred on our pooled trust preferred securities during the year ended December 31, 2015. Based upon the analysis performed by management, it is probable that four of our pooled trust preferred securities are expected to experience contractual principal and interest shortfalls and therefore appropriate other-than-temporary impairment charges were recorded in prior periods. These securities are identified in the table on page 68 with 0% “Excess Subordination as a % of Current Performing Collateral.” For the remaining securities in the table, our analysis as of December 31, 2015 indicates that it is probable that we will collect all contractual principal and interest payments. For four of those securities, PreTSL IX, PreTSL XIII, PreTSL XIV and MMCap I, other-than-temporary impairment charges were recorded in prior periods; however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL IV. Our cash flow analysis as of December 31, 2015, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in the present value of estimated future principal and interest payments exceeding the securities' current book value. The excess for each bond of the present value of future cash flows over our current book value ranges from 20% to 133% and will be recognized as an adjustment to yield over the remaining life of these securities. The excess subordination recognized as an adjustment to yield is reflected in the following table as increases in cash flows expected to be collected.
The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the years ended December 31:

	2015	2014	2013
	(dollars in thousands)
Balance, beginning (a)	$26,246	$27,543	$43,274
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(1,177)	(1,297)	(2,375)
Reduction for debt securities called during the period	(218)	—	(13,356)
Balance, ending	$24,851	$26,246	$27,543

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized either as principal payments or interest income during the period.
For the years ended December 31, 2015, 2014 and 2013, there was no impairment recognized on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment. As part of this evaluation we review the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. There were no equity securities in an unrealized loss position as of December 31, 2015 and 2014.
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
Other Investments
As a member of the FHLB, First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of December 31, 2015 and 2014, our FHLB stock totaled $63.0 million and $44.5 million, respectively and is included in “Other investments” on the Consolidated Statements of Financial Condition.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2015.
Note 10—Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types as of December 31:

	2015	2014
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,150,906	$1,052,109
Real estate construction	220,736	120,785
Residential real estate	1,224,465	1,226,344
Commercial real estate	1,479,000	1,405,256
Loans to individuals	608,643	652,814
Total loans and leases net of unearned income	$4,683,750	$4,457,308
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

The following tables represent our credit risk profile by creditworthiness category for the years ended December 31:

	2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$1,074,858	$220,267	$1,209,606	$1,436,714	$608,342	$4,549,787
Non-Pass
OAEM	11,825	442	5,244	30,012	—	47,523
Substandard	64,223	27	9,615	12,274	301	86,440
Doubtful	—	—	—	—	—	—
Total Non-Pass	76,048	469	14,859	42,286	301	133,963
Total	$1,150,906	$220,736	$1,224,465	$1,479,000	$608,643	$4,683,750

	2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$983,357	$112,536	$1,214,920	$1,353,773	$652,596	$4,317,182
Non-Pass
OAEM	32,563	8,013	2,315	29,479	—	72,370
Substandard	32,028	236	9,109	22,004	218	63,595
Doubtful	4,161	—	—	—	—	4,161
Total Non-Pass	68,752	8,249	11,424	51,483	218	140,126
Total	$1,052,109	$120,785	$1,226,344	$1,405,256	$652,814	$4,457,308
The change in the amount of OAEM and Substandard loans at December 31, 2015 compared to December 31, 2014 is primarily the result of two commercial industrial borrowers that migrated from OAEM to non-accrual status during 2015. Additional details on these loans are provided on page 75.
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
Total gross charge-offs for the years ended December 31, 2015 and 2014 were $18.9 million and $17.5 million, respectively.
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of December 31, 2015. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of December 31. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	2015
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$364	$49	$129	$23,653	$24,195	$1,126,711	$1,150,906
Real estate construction	280	—	—	28	308	220,428	220,736
Residential real estate	4,175	1,055	1,315	6,500	13,045	1,211,420	1,224,465
Commercial real estate	781	—	65	6,223	7,069	1,471,931	1,479,000
Loans to individuals	2,998	774	946	301	5,019	603,624	608,643
Total	$8,598	$1,878	$2,455	$36,705	$49,636	$4,634,114	$4,683,750

	2014
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,816	$213	$264	$27,007	$30,300	$1,021,809	$1,052,109
Real estate construction	—	1	—	236	237	120,548	120,785
Residential real estate	5,162	1,295	1,077	7,900	15,434	1,210,910	1,226,344
Commercial real estate	1,797	122	—	7,306	9,225	1,396,031	1,405,256
Loans to individuals	3,698	1,059	1,278	218	6,253	646,561	652,814
Total	$13,473	$2,690	$2,619	$42,667	$61,449	$4,395,859	$4,457,308
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

There were no impaired loans held for sale at December 31, 2015 and December 31, 2014; sales of impaired loans during the years ended December 31, 2015 and 2014 resulted in gains of $0.4 million and $77 thousand, respectively.
Significant nonaccrual loans as of December 31, 2015, included the following:

•
A $7.5 million relationship of commercial industrial loans to an oil and gas well services company. These loans were originated in 2014 and were placed in nonaccrual status during the fourth quarter of 2015. All collateral valuations were completed in June or November of 2015.

•
A $5.6 million relationship of commercial industrial loans to a local energy company. These loans were originated from 2008 to 2011 and were placed in nonaccrual status during the third quarter of 2013. Two of these loans were modified resulting in TDR classification: one loan totaling $2.3 million was modified in 2012, and the other loan totaling $2.9 million was modified in 2014. During the year ended December 31, 2015, chargeoffs of $3.3 million related to this relationship were recorded. A gas reserve study was obtained in March 2015 and was internally updated in December 2015 for adjustments to the pricing forecast and production estimates. All other collateral was valued in November 2015.

•
A $3.9 million relationship of commercial industrial loans to an industrial manufacturer. These loans were originated in 2013 and were placed in nonaccrual status during the third quarter of 2015. Charge-offs of $2.0 million related to this relationship were recognized during the fourth quarter of 2015. A valuation of the collateral was completed during the fourth quarter of 2015.

•
A $3.9 million relationship of commercial industrial loans to a manufacturer of sporting goods. These loans were originated from 2012 to 2015 and were placed in nonaccrual status during the fourth quarter of 2015. A valuation of the collateral was completed during the fourth quarter of 2015.

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of December 31, 2015 and 2014. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired for the years ended December 31, 2015, 2014 and 2013. Average balances are calculated based on month-end balances of the loans for the period reported and are included in the table below based on its period end allowance position.

	2015
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$11,344	$15,673		$17,692	$216
Real estate construction	28	117		95	—
Residential real estate	9,952	11,819		10,635	172
Commercial real estate	7,562	9,449		7,890	90
Loans to individuals	421	507		338	4
Subtotal	29,307	37,565		36,650	482
With an allowance recorded:
Commercial, financial, agricultural and other	20,132	22,590	$6,952	7,731	129
Real estate construction	—	—	—	—	—
Residential real estate	461	672	51	403	—
Commercial real estate	944	1,008	42	674	4
Loans to individuals	—	—	—	—	—
Subtotal	21,537	24,270	7,045	8,808	133
Total	$50,844	$61,835	$7,045	$45,458	$615

	2014
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest Income Recognized

With no related allowance recorded:
Commercial, financial, agricultural and other	$9,439	$10,937		$11,536	$133
Real estate construction	236	476		1,190	19
Residential real estate	10,773	12,470		11,592	210
Commercial real estate	8,768	10,178		8,830	98
Loans to individuals	288	337		308	4
Subtotal	29,504	34,398		33,456	464
With an allowance recorded:
Commercial, financial, agricultural and other	24,826	25,583	$9,304	15,797	143
Real estate construction	—	—	—	—	—
Residential real estate	367	380	56	357	14
Commercial real estate	554	554	101	184	4
Loans to individuals	—	—	—	—	—
Subtotal	25,747	26,517	9,461	16,338	161
Total	$55,251	$60,915	$9,461	$49,794	$625

	2013
	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$14,454	$73
Real estate construction	5,923	47
Residential real estate	9,280	211
Commercial real estate	27,881	250
Loans to individuals	255	3
Subtotal	57,793	584
With an allowance recorded:
Commercial, financial, agricultural and other	16,479	64
Real estate construction	515	—
Residential real estate	3,200	31
Commercial real estate	188	—
Loans to individuals	—	—
Subtotal	20,382	95
Total	$78,175	$679
Unfunded commitments related to nonperforming loans were $0.1 million and $46 thousand at December 31, 2015 and 2014, respectively. After consideration of available collateral related to these commitments, a reserve of $13 thousand and $14 thousand was established for these off balance sheet exposures at December 31, 2015 and 2014, respectively.
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

The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans as of December 31:

	2015	2014	2013
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$14,139	$12,584	$13,495
Nonaccrual status	12,360	16,952	16,980
Total	$26,499	$29,536	$30,475
Commitments
Unused lines of credit	3,252	4,120	452
The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings during the years ending December 31:

	2015
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	12	$1,751	$3,195	$4,527	$9,473	$8,823	$1,330
Residential real estate	32	—	296	1,414	1,710	1,575	2
Commercial real estate	1	—	—	464	464	389	—
Loans to individuals	16	3	167	35	205	169	—
Total	61	$1,754	$3,658	$6,440	$11,852	$10,956	$1,332

	2014
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Other	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	9	$5,487	$—	$14,529	$—	$20,016	$13,785	$4,665
Residential real estate	52	—	629	1,797	—	2,426	2,062	—
Commercial real estate	1	—	—	8	—	8	6	—
Loans to individuals	15	—	103	47	—	150	114	—
Total	77	$5,487	$732	$16,381	$—	$22,600	$15,967	$4,665

	2013
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Other	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	14	$3,462	$—	$1,677	$—	$5,139	$3,104	$906
Residential real estate	46	347	418	2,116	—	2,881	2,316	161
Commercial real estate	5	571	1,499	145	—	2,215	2,184	34
Loans to individuals	17	10	101	33	—	144	109	—
Total	82	$4,390	$2,018	$3,971	$—	$10,379	$7,713	$1,101
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this footnote. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the years ended December 31, 2015, 2014 and 2013, $3.7 million, $0.6 million and $2.0 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to restructured loans that were considered to be in default during the as of December 31:

	2015		2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	3	$97	2	$7	1	$19
Commercial real estate	—	—	1	6	—	—
Total	3	$97	3	$13	1	$19

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

	2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$29,627	$2,063	$3,664	$11,881	$4,816	$52,051
Charge-offs	(11,429)	(8)	(1,539)	(1,538)	(4,354)	(18,868)
Recoveries	1,097	84	587	229	684	2,681
Provision (credit)	11,740	(1,252)	(106)	1,352	3,214	14,948
Ending Balance	$31,035	$887	$2,606	$11,924	$4,360	$50,812
Ending balance: individually evaluated for impairment	$6,952	$—	$51	$42	$—	$7,045
Ending balance: collectively evaluated for impairment	24,083	887	2,555	11,882	4,360	43,767
Loans:
Ending balance	1,150,906	220,736	1,224,465	1,479,000	608,643	4,683,750
Ending balance: individually evaluated for impairment	30,767	—	6,099	7,143	—	44,009
Ending balance: collectively evaluated for impairment	1,120,139	220,736	1,218,366	1,471,857	608,643	4,639,741

	2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$22,663	$6,600	$7,727	$11,778	$5,457	$54,225
Charge-offs	(8,911)	(296)	(3,153)	(1,148)	(3,964)	(17,472)
Recoveries	734	1,340	650	612	766	4,102
Provision (credit)	15,141	(5,581)	(1,560)	639	2,557	11,196
Ending Balance	$29,627	$2,063	$3,664	$11,881	$4,816	$52,051
Ending balance: individually evaluated for impairment	$9,304	$—	$56	$101	$—	$9,461
Ending balance: collectively evaluated for impairment	20,323	2,063	3,608	11,780	4,816	42,590
Loans:
Ending balance	1,052,109	120,785	1,226,344	1,405,256	652,814	4,457,308
Ending balance: individually evaluated for impairment	33,332	193	7,127	7,790	—	48,442
Ending balance: collectively evaluated for impairment	1,018,777	120,592	1,219,217	1,397,466	652,814	4,408,866

	2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$19,852	$8,928	$5,908	$22,441	$4,132	$5,926	$67,187
Charge-offs	(18,399)	(773)	(1,814)	(10,513)	(3,679)	—	(35,178)
Recoveries	455	501	1,264	136	633	—	2,989
Provision (credit)	20,755	(2,056)	2,369	(286)	4,371	(5,926)	19,227
Ending Balance	$22,663	$6,600	$7,727	$11,778	$5,457	$—	$54,225
Ending balance: individually evaluated for impairment	$7,364	$94	$1,282	$84	$—	$—	$8,824
Ending balance: collectively evaluated for impairment	15,299	6,506	6,445	11,694	5,457	—	45,401
Loans:
Ending balance	1,021,056	93,289	1,262,718	1,296,472	610,298		4,283,833
Ending balance: individually evaluated for impairment	27,251	3,844	9,349	12,151	—		52,595
Ending balance: collectively evaluated for impairment	993,805	89,445	1,253,369	1,284,321	610,298		4,231,238

Note 11—Commitments and Letters of Credit
First Commonwealth is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. First Commonwealth’s exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contract or notional amount of those instruments. First Commonwealth uses the same credit policies for underwriting all loans, including these commitments and conditional obligations.
As of December 31, 2015 and 2014, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 7, “Derivatives,” for a description of interest rate derivatives entered into by First Commonwealth.
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
The following table identifies the notional amount of those instruments at December 31:

	2015	2014
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,643,187	$1,635,948
Financial standby letters of credit	17,843	36,075
Performance standby letters of credit	26,497	25,915
Commercial letters of credit	1,672	2,611

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
The notional amounts outstanding at December 31, 2015 include amounts issued in 2015 of $5.9 million in financial standby letters of credit and $2.6 million in performance standby letters of credit. There were no commercial letters of credit issued during 2015. A liability of $0.2 million and $0.2 million has been recorded as of December 31, 2015 and 2014, respectively, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $4.4 million and $3.1 million as of December 31, 2015 and 2014, respectively. This liability is reflected in “Other liabilities” in the Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.

Note 12—Premises and Equipment
Premises and equipment are described as follows:

	Estimated Useful Life	2015	2014
	(dollars in thousands)
Land	Indefinite	$12,185	$12,098
Buildings and improvements	10-50 years	77,086	75,873
Leasehold improvements	5-40 years	14,518	14,229
Furniture and equipment	3-10 years	59,463	59,034
Software	3-7 years	34,472	37,007
Subtotal		197,724	198,241
Less accumulated depreciation and amortization		134,270	133,252
Total premises and equipment		$63,454	$64,989
Depreciation related to premises and equipment included in noninterest expense for the years ended December 31, 2015, 2014 and 2013 amounted to $7.2 million, $13.2 million and $10.4 million, respectively.
First Commonwealth leases various premises and assorted equipment under non-cancellable agreements. Total future minimal rental commitments at December 31, 2015, were as follows:

	Premises	Equipment
	(dollars in thousands)
2016	$3,339	$66
2017	3,004	53
2018	2,809	9
2019	2,531	—
2020	1,981	—
Thereafter	10,360	—
Total	$24,024	$128
Included in the lease commitments above is $262 thousand in lease payments to be paid under a sale-leaseback arrangement. The sale-leaseback transaction occurred in 2005 and resulted in a gain of $297 thousand on the sale of a branch that is being recognized over the 15 year lease term through 2020.

Increases in utilities and taxes that may be passed on to the lessee under the terms of various lease agreements are not reflected in the above table. However, certain lease agreements provide for increases in rental payments based upon historical increases in the consumer price index or the lessor’s cost of operating the facility, and are included in the minimum lease commitments. Additionally, the table above includes rent expense that is recognized for rent holidays and during construction periods. Total lease expense amounted to $2.9 million, $2.9 million and $4.2 million in 2015, 2014 and 2013, respectively.

Note 13—Goodwill and Other Amortizing Intangible Assets
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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of December 31, 2015 and 2014 was $164.5 million and $161.4 million, respectively. The $3.1 million increase in goodwill during the year ended December 31, 2015 is due to the First Community Bank acquisition. No impairment charges on goodwill or other intangible assets were incurred in 2015, 2014 or 2013.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
An assessment of qualitative factors was completed as of November 30, 2015 and December 31, 2015 and indicated that it is more likely than not that the fair value of First Commonwealth's goodwill exceeds its carrying amount; therefore, the two step goodwill impairment test was not considered necessary. The assessment of qualitative factors considered historical and projected financial performance, macroeconomic factors such as the Company's access to capital, the general business climate and changes in the banking industry as well as market considerations such as geographic expansion, new product offerings and the regulatory environment.
As of December 31, 2015, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
FASB ASC Topic 350, “Intangibles—Other,” also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes other intangible assets, which for each year includes only core deposit intangibles:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2015
Customer deposit intangibles	$19,142	$(18,619)	$523
Customer list intangible	$984	$(276)	$708
Total other intangible assets	$20,126	$(18,895)	$1,231

December 31, 2014
Customer deposit intangibles	$22,470	$(21,773)	$697
Customer list intangible	$984	$(16)	$968
Total other intangible assets	$23,454	$(21,789)	$1,665
Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. The core deposits have a remaining amortization period of 9.8 years and a weighted average amortization period of approximately 5.1 years. In the table above, the change in the gross customer deposit intangible from December 31, 2014 to December 31, 2015 is a result of 2015 being the final year of amortization on $3.5 million from prior acquisitions and the addition of $0.2 million from the First Community Bank acquisition. The customer list intangible represents the estimated value of the customer base for an insurance agency acquired in 2014. These amounts are amortized over their expected lives using expected cash flows based on retention of the customer base. The customer list intangible has a remaining amortization period and a weighted average amortization period of 13.8 years. First Commonwealth recognized amortization expense on other intangible assets of $0.6 million, $0.6 million, and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The following presents the estimated amortization expense of core deposit intangibles and the customer intangible list:

	Core Deposit Intangibles	Customer Intangible List	Total
	(dollars in thousands)
2016	$207	$168	$375
2017	90	130	220
2018	87	99	186
2019	78	77	155
2020	18	59	77
Thereafter	43	175	218
Total	$523	$708	$1,231

Note 14—Interest-Bearing Deposits
Components of interest-bearing deposits at December 31 were as follows:

	2015	2014
	(dollars in thousands)
Interest-bearing demand deposits	$86,365	$81,851
Savings deposits	2,390,607	2,402,288
Time deposits	602,233	842,345
Total interest-bearing deposits	$3,079,205	$3,326,484
Interest-bearing deposits at December 31, 2015 and 2014, include allocations from interest-bearing demand deposit accounts of $580.8 million and $427.7 million, respectively, into savings which includes money market accounts. These reallocations are based on a formula and have been made to reduce First Commonwealth’s reserve requirement in compliance with regulatory guidelines.
Included in time deposits at December 31, 2015 and 2014, were certificates of deposit in denominations of $100 thousand or more of $157.7 million and $334.0 million, respectively.
Interest expense related to certificates of deposit in denominations of $100 thousand or greater amounted to $1.8 million in 2015, $3.7 million in 2014 and $4.7 million in 2013.
Included in time deposits at December 31, 2015, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2016	$354,324
2017	113,391
2018	45,744
2019	54,276
2020 and thereafter	34,498
Total	$602,233

Note 15—Short-term Borrowings
Short-term borrowings at December 31 were as follows:

	2015			2014			2013
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
	(dollars in thousands)
Federal funds purchased	$4,000	$14,832	0.36%	$9,000	$11,691	0.36%	$16,000	$11,982	0.36%
Borrowings from FHLB	1,400,000	1,117,522	0.42	945,000	644,651	0.31	478,100	335,449	0.27
Securities sold under agreements to repurchase	106,825	120,177	0.23	151,876	159,051	0.24	132,515	130,957	0.25
Total	$1,510,825	$1,252,531	0.40	$1,105,876	$815,393	0.30	$626,615	$478,388	0.26
Maximum total at any month-end	$1,510,825			$1,105,876			$626,615
Weighted average rate at year-end			0.53%			0.30%			0.27%
Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2015	2014	2013
	(dollars in thousands)
Federal funds purchased	$54	$42	$43
Borrowings from FHLB	4,684	2,019	893
Securities sold under agreements to repurchase	280	388	326
Total interest on short-term borrowings	$5,018	$2,449	$1,262

Note 16—Subordinated Debentures
Subordinated Debentures outstanding at December 31 are as follows:

		2015		2014
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Capital Trust II	2034	$30,929	LIBOR + 2.85	$30,929	LIBOR + 2.85
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85	41,238	LIBOR + 2.85
Total		$72,167		$72,167
First Commonwealth currently has two trusts, First Commonwealth Capital Trust II and First Commonwealth Capital Trust III, of which 100% of the common equity is owned by First Commonwealth. The trusts were formed for the purpose of issuing company obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debt securities (“subordinated debentures”) of First Commonwealth. The subordinated debentures held by each trust are the sole assets of the trust.
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

Note 17—Other Long-term Debt
Other long-term debt at December 31 follows:

	2015			2014
	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate
	(dollars in thousands)
Borrowings from FHLB due:
2015				$80,142	0.82%	0.82%
2016	$563	3.82%	3.82%	563	3.82	3.82
2017	585	3.83	3.83	585	3.83	3.83
2018	607	3.83	3.83	607	3.83	3.83
2019	631	3.83	3.83	631	3.84	3.84
2020	659	3.84	3.84
Thereafter	6,269	3.81	3.81	6,931	3.81	3.81
Total	$9,314			$89,459
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
Capital securities included in total long-term debt on the Consolidated Statements of Financial Condition are excluded from the above, but are described in Note 16, “Subordinated Debentures.”

Note 18—Fair Values of Assets and Liabilities
FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All non-financial assets are included either as a separate line item on the Consolidated Statements of Financial Condition or in the “Other assets” category of the Consolidated Statements of Financial Condition. Currently, First Commonwealth does not have any non-financial liabilities to disclose.
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

•
Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes Obligations of U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, certain corporate securities, FHLB stock, loans held for sale, interest rate derivatives (including interest rate swaps, interest rate caps and risk participation agreements), certain other real estate owned and certain impaired loans.

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
Interest rate derivatives are reported at estimated fair value utilizing Level 2 inputs and are included in Other assets and Other liabilities in the Consolidated Statements of Financial Condition. These consist of interest rate swaps where there is no significant deterioration in the counterparties' (loan customers') credit risk since origination of the interest rate swap as well as interest rate caps and risk participation agreements. First Commonwealth values its interest rate swap and cap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to three months, Eurodollar futures contracts and swap rates from three years to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 7, “Derivatives.”
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2015 and 2014, we have not realized any losses due to a counterparty's inability to pay any net uncollateralized position.
The estimated fair value for other real estate owned included in Level 2 is determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement.

•
Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the valuation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are pooled trust preferred collateralized debt obligations, non-marketable equity investments, certain interest rate derivatives, certain impaired loans and certain other real estate.

Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies in the U.S. There has been little or no active trading in these securities since 2009; therefore it was more appropriate to determine estimated fair value using a discounted cash flow analysis. Detail on the process for determining the appropriate cash flows for this analysis is provided in Note 9 “Impairment of Investment Securities.” The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the pooled trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)

Pooled Trust Preferred Securities	$35,658		Discounted Cash Flow	Probability of default	0% - 100% (13.38%)
				Prepayment rates	0% - 73.28% (5.07%)
				Discount rates	5.25% - 12.00% (a)
Equities	2,170		Par Value	N/A	N/A
Impaired Loans	2,859	(b)	Gas Reserve study	Discount rate	10.00%
				Gas per MCF	$2.34 - $3.71 (c)
				Oil per BBL/d	$42.56 - $65.13 (c)
	2,963	(b)	Discounted Cash Flow	Discount Rate	1.90% - 4.81%
Other Real Estate Owned	8		Internal Valuation	N/A	N/A

(a)	incorporates spread over the risk free rate related primarily to credit quality and illiquidity of securities.

(b)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(c)	unobservable inputs are defined as follows: MCF—million cubic feet; BBL/d—barrels per day.
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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at December 31:

	2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$22,092	$—	$22,092
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	777,577	—	777,577
Mortgage-Backed Securities—Commercial	—	28	—	28
Other Government-Sponsored Enterprises	—	19,118	—	19,118
Obligations of States and Political Subdivisions	—	27,598	—	27,598
Corporate Securities	—	2,319	—	2,319
Pooled Trust Preferred Collateralized Debt Obligations	—	—	35,658	35,658
Total Debt Securities	—	848,732	35,658	884,390
Equities	—	—	2,170	2,170
Total Securities Available for Sale	—	848,732	37,828	886,560
Other Investments	—	62,952	—	62,952
Loans Held for Sale	—	5,763	—	5,763
Other Assets (a)	—	11,273	—	11,273
Total Assets	$—	$928,720	$37,828	$966,548
Other Liabilities (a)	$—	$10,829	$—	$10,829
Total Liabilities	$—	$10,829	$—	$10,829

(a)	Hedging and non-hedging interest rate derivatives

	2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$25,936	$—	$25,936
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	950,881	—	950,881
Mortgage-Backed Securities—Commercial	—	74	—	74
Other Government-Sponsored Enterprises	—	267,877	—	267,877
Obligations of States and Political Subdivisions	—	27,377	—	27,377
Corporate Securities	—	7,255	—	7,255
Pooled Trust Preferred Collateralized Debt Obligations	—	—	28,999	28,999
Total Debt Securities	—	1,279,400	28,999	1,308,399
Equities	—	—	1,420	1,420
Total Securities Available for Sale	—	1,279,400	30,419	1,309,819
Other Investments	—	44,545	—	44,545
Loans Held for Sale	—	2,502	—	2,502
Other Assets (a)	—	11,186	—	11,186
Total Assets	$—	$1,337,633	$30,419	$1,368,052
Other Liabilities (a)	$—	$10,671	$—	$10,671
Total Liabilities	$—	$10,671	$—	$10,671

(a)	Non-hedging interest rate derivatives

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2015:

	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Total
	(dollars in thousands)
Balance, beginning of year	$28,999	$1,420	$—	$30,419
Total gains or losses
Included in earnings	111	—	—	111
Included in other comprehensive income	7,608	—	—	7,608
Purchases, issuances, sales, and settlements
Purchases	—	750	—	750
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(1,060)	—	—	(1,060)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of year	$35,658	$2,170	$—	$37,828
There are no gains or losses included in earnings for the period that are attributable to the change in realized gains (losses) relating to assets held at December 31, 2015.
During the year ended December 31, 2015, there were no transfers between fair value Levels 1 2, and 3.
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
During 2014, there were no transfers between fair value Levels 1 and 2. However, $3.0 million of loans were transferred into Level 3 from Level 2 due to the loans being transferred to a held for sale status. The loans transferred and subsequently sold related to three nonperforming relationships for which this was determined to be an appropriate exit strategy. Completion of the loan sales resulted in a $0.1 million gain for the period.

The tables below present the balances of assets measured at fair value on a nonrecurring basis at December 31 and total gains and losses realized on these assets during the year ended December 31:

	2015
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Impaired loans	$—	$30,979	$12,820	$43,799	$(9,098)
Other real estate owned	—	10,039	8	10,047	(1,693)
Total Assets	$—	$41,018	$12,828	$53,846	$(10,791)

	2014
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Impaired loans	$—	$34,864	$10,926	$45,790	$(7,017)
Other real estate owned	—	7,828	153	7,981	(1,319)
Total Assets	$—	$42,692	$11,079	$53,771	$(8,336)
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
The fair value for other real estate owned determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a current carrying value of $9.4 million as of December 31, 2015 and consisted primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated costs to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to this measurement is provided in Note 13 “Goodwill and Other Amortizing Intangible Assets.” There were no material other assets or liabilities measured at fair value on a nonrecurring basis during 2015.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees,” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.2 million at both December 31, 2015 and 2014. See Note 11, “Commitments and Letters of Credit,” for additional information.
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
Long-term debt and subordinated debt: The fair value of long-term debt and subordinated debt is estimated by discounting the future cash flows using First Commonwealth’s estimate of the current market rate for similar types of borrowing arrangements.

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31:

	2015
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$66,644	$66,644	$66,644	$—	$—
Interest-bearing deposits	2,808	2,808	2,808	—	—
Securities available for sale	886,560	886,560	—	848,732	37,828
Other investments	62,952	62,952	—	62,952	—
Loans held for sale	5,763	5,763	—	5,763	—
Loans	4,683,750	4,690,852	—	30,979	4,659,873
Financial liabilities
Deposits	4,195,894	4,198,817	—	4,198,817	—
Short-term borrowings	1,510,825	1,510,718	—	1,510,718	—
Long-term debt	9,314	9,834	—	9,834	—
Subordinated debt	72,167	62,794	—	—	62,794

	2014
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$72,276	$72,276	$72,276	$—	$—
Interest-bearing deposits	2,262	2,262	2,262	—	—
Securities available for sale	1,309,819	1,309,819	—	1,279,400	30,419
Other investments	44,545	44,545	—	44,545	—
Loans held for sale	2,502	2,502	—	2,502	—
Loans	4,457,308	4,439,766	—	34,864	4,404,902
Financial liabilities
Deposits	4,315,511	4,319,997	—	4,319,997	—
Short-term borrowings	1,105,876	1,105,867	—	1,105,867	—
Long-term debt	89,459	90,319	—	90,319	—
Subordinated debt	72,167	62,815	—	—	62,815

Note 19—Income Taxes
The income tax provision for the years ended December 31 is as follows:

	2015	2014	2013
	(dollars in thousands)
Current tax provision for income exclusive of securities transactions:
Federal	$8,610	$12,661	$2,509
State	68	157	68
Total current tax provision	8,678	12,818	2,577
Deferred tax provision	12,158	4,862	12,704
Total tax provision	$20,836	$17,680	$15,281
The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2015		2014		2013
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(dollars in thousands)
Tax at statutory rate	$24,843	35%	$21,747	35%	$19,867	35%
Increase (decrease) resulting from:
Income from bank owned life insurance	(1,894)	(3)	(1,926)	(3)	(1,939)	(3)
Tax-exempt interest income, net	(2,232)	(3)	(2,133)	(4)	(2,600)	(5)
Tax credits	(61)	—	(134)	—	(144)	—
Other	180	—	126	—	97	—
Total tax provision	$20,836	29%	$17,680	28%	$15,281	27%

The total tax provision for financial reporting differs from the amount computed by applying the statutory federal income tax rate to income before taxes. First Commonwealth ordinarily generates an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits. The consistent level of tax benefits that reduce First Commonwealth’s tax rate below the 35% statutory rate produced an annual effective tax rate of 29%, 28% and 27% for the years ended December 31, 2015, 2014 and 2013, respectively.

The tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that represent significant portions of the deferred tax assets and liabilities at December 31 are presented below:

	2015	2014
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$17,784	$18,218
Postretirement benefits other than pensions	641	679
Alternative minimum tax credit carryforward	5,065	8,627
Litigation reserve	0	3,000
Unrealized loss on securities available for sale	1,291	2,463
Writedown of other real estate owned	1,087	603
Deferred compensation	2,113	2,246
Accrued interest on nonaccrual loans	1,452	1,059
Other-than-temporary impairment of securities	89	9,239
Depreciation of assets	879	1,127
Accrued incentives	1,629	1,594
Unfunded loan commitment allowance	1,557	1,078
Accrued severance	808	160
Basis difference in assets acquired	417	—
Loan origination fees and costs	141	—
Deferred rent	1,258	969
Other	1,105	1,194
Total deferred tax assets	37,316	52,256
Deferred tax liabilities:
Basis difference in assets acquired	—	(344)
Loan origination fees and costs	—	(1,337)
Income from unconsolidated subsidiary	(619)	(603)
Other	(337)	(318)
Total deferred tax liabilities	(956)	(2,602)
Net deferred tax asset	$36,360	$49,654
The net deferred tax asset of $36.4 million as of December 31, 2015 includes a $5.1 million alternative minimum tax credit carryforward with an indefinite life. The significant decrease in the deferred tax asset for other-than-temporary impairment of securities is due to previously recorded impairment charges on trust preferred debt securities being deducted on the 2014 federal tax return based on newly issued IRS guidance.
Management assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. In evaluating deferred tax assets, future taxable income forecasted over the next three years was considered. The amount of future taxable income used in management’s valuation is based upon management approved forecasts, evaluation of historical earnings levels, proven ability to raise capital to support growth or during times of economic stress and consideration of prudent and feasible potential tax strategies. If future events differ from our current forecasts, a valuation allowance may be required, which could have a material impact on our financial condition and results of operations. Based on our evaluation, including the consideration of the weighting of positive and negative evidence, as of December 31, 2015, management has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income.
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Company has no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2015. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company records interest and penalties on unrecognized tax benefits as a component of noninterest expense.

First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) as well as all states in which we conduct business. During 2015, the IRS completed an examination of our 2013 federal tax return. The examination was closed with no adjustments. Federal and state income tax years 2012 through 2014 are open for examination as of December 31, 2015.

Note 20—Retirement Plans
First Commonwealth has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Effective January 1, 2013, a participating employee can receive a maximum matching contribution of 6% of their compensation. In addition, each participating employee may contribute up to 80% of their eligible compensation to the plan. The 401(k) plan expense was $2.7 million in 2015, $2.6 million in 2014, and $2.6 million in 2013.
First Commonwealth maintains a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to provide deferred compensation for those employees whose total annual or annualized Plan compensation for a calendar year is at least $110,000. The NQDC Plan provides participants whose maximum retirement contribution is limited by IRS rules to defer additional compensation.
Participants in the NQDC Plan are eligible to defer (on a pre-tax basis) from 1% to 25% of their eligible Plan compensation. There was no NQDC Plan expense in 2015, 2014 and 2013.
Select employees from former acquisitions were covered by postretirement benefit plans which provide medical and life insurance coverage. The measurement date for these plans was December 31.
Postretirement Benefits Other than Pensions from Prior Acquisitions
Net periodic benefit cost of these plans for the years ended December 31, was as follows:

	2015	2014	2013
	(dollars in thousands)
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	62	62	62
Amortization of transition obligation	—	—	—
Gain amortization	(4)	(29)	(7)
Net periodic benefit cost	$58	$33	$55

The following table sets forth the change in the benefit obligation and plan assets as of December 31:

	2015	2014
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,822	$1,644
Service cost	—	—
Interest cost	62	62
Amendments	—	—
Actuarial loss (gain)	98	284
Net benefits paid	(167)	(168)
Benefit obligation at end of year	1,815	1,822
Change in Plan Assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	167	168
Net benefits paid	(167)	(168)
Fair value of plan assets at end of year	—	—
Funded Status at End of Year	1,815	1,822
Unrecognized transition obligation	—	—
Unrecognized net gain	15	117
Amounts recognized in retained earnings	$1,830	$1,939
As of December 31, the funded status of the plan is:

	2015	2014
	(dollars in thousands)
Amounts Recognized in the Statement of Financial Condition as Other liabilities	$1,815	$1,822
The following table sets forth the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs as of December 31:

	2015	2014	2013
	(dollars in thousands)
Amounts recognized in accumulated other comprehensive income, net of tax:
Net (gain) loss	$(10)	$(76)	$(280)
Transition obligation	—	—	—
Total	$(10)	$(76)	$(280)
Weighted-average assumptions used to determine the benefit obligation as of December 31 are as follows:

	2015	2014	2013
Weighted-average Assumptions
Discount rate	3.88%	3.61%	4.01%
Health care cost trend: Initial	6.25%	6.50%	6.75%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2022	2022	2022

Weighted-average assumptions used to determine the net benefit costs as of December 31 are as follows:

	2015	2014	2013
Weighted Average Assumptions for Net Periodic Cost
Discount rate	3.61%	4.01%	3.31%
Health care cost trend: Initial	6.50%	6.75%	7.00%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2022	2022	2022
Corridor	10.00%	10.00%	10.00%
Recognition period for gains and losses	11.0	10.0	11.0
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
The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(dollars in thousands)
Effect on postretirement benefit obligation	$73	$(66)
Effect on total of service and interest cost components	3	(2)
As of December 31, 2015, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payments
(dollars in thousands)
2016	$207
2017	204
2018	190
2019	163
2020	156
2021 - 2025	656
The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2016 are as follows (dollars in thousands):

Postretirement Benefits
(dollars in thousands)
Net gain	$(4)
Transition obligation	—
Total	$(4)

Note 21—Unearned ESOP Shares
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
On August 28, 2014, First Commonwealth received a determination letter from the IRS in relation to the termination of the ESOP stating that the termination of the plan does not adversely affect the Plan's federal tax status. All participant funds were distributed as of August 28, 2015.

Note 22—Incentive Compensation Plan
On January 20, 2009, the Board of Directors of the Company adopted, with shareholder approval, the First Commonwealth Financial Corporation Incentive Compensation Plan. This plan allows for shares of common stock to be issued to employees, directors, and consultants of the Company and its subsidiaries as an incentive to aid in the financial success of the Company. The shares can be issued as options, stock appreciation rights, performance share or unit awards, dividend or dividend equivalent rights, stock awards, restricted stock awards, or other annual incentive awards. Up to 5,000,000 shares of stock can be awarded under this plan, of which 3,942,531 shares were still eligible for awards as of December 31, 2015.
Restricted Stock
The following provides detail on the restricted stock awards which were issued and outstanding in 2015, 2014 and 2013 in order to retain and attract key employees. The grant date fair value of the restricted stock awards is equal to the price of First Commonwealth’s common stock on grant date.

Grant Date	Shares issued	Grant Price	Vesting Date	Number of Equal Vesting Periods

June 26, 2015	1,000	$9.84	June 26, 2018	1
February 20, 2015	10,000	8.45	February 20, 2018	1
February 20, 2015	34,200	8.45	December 31, 2015	1
February 5, 2015	50,000	8.55	February 5, 2018	1
January 29, 2015	20,170	7.93	December 31, 2015	1
January 15, 2015	20,000	8.38	January 15, 2017	1
November 17, 2014	3,500	9.26	November 17, 2017	1
April 8, 2014	27,500	8.89	April 8, 2017	3
March 24, 2014	46,000	9.18	March 24, 2017	1
March 4, 2014	5,000	8.75	March 4, 2017	1
January 1, 2014	12,626	8.82	December 31, 2014	1
August 16, 2013	3,000	7.57	August 16, 2016	1
May 31, 2013	45,000	7.21	May 31, 2016	3
March 1, 2013	10,000	7.35	March 1, 2016	1
February 24, 2012	34,000	5.96	December 31, 2014	1
February 24, 2012	90,000	5.96	February 24, 2015	1
January 1, 2012	100,000	5.26	January 1, 2016	4
November 21, 2011	10,000	4.41	November 21, 2014	1
April 1, 2011	25,000	6.82	April 1, 2016	1
Compensation expense related to restricted stock was $1.4 million, $1.0 million and $0.5 million in 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $2.5 million of unrecognized compensation cost related to unvested restricted stock awards granted.

A summary of the status of First Commonwealth’s unvested service-based restricted stock awards as of December 31 and changes for the years ended on those dates is presented below:

	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of the year	265,000	$7.08	271,000	$6.07	253,000	$5.71
Granted	135,370	8.41	94,626	9.03	58,000	7.25
Vested	(168,536)	6.87	(98,487)	6.18	(35,000)	5.46
Forfeited	—	—	(2,139)	5.96	(5,000)	5.96
Outstanding, end of the year	231,834	8.01	265,000	7.08	271,000	6.07
The following provides detail on restricted stock awards estimated to be granted on a performance award basis during 2015, 2014 and 2013. These plans were previously approved by the Board of Directors.

Grant Date	Target Share Award	Performance Period (years)	Award if threshold met	Award if targets are met	Award if superior met	Award if threshold not achieved	Vesting After Performance Period (years)	Final vesting
January 17, 2011	54,166	3	40%	100%	200%	—%	1	January 17, 2014
February 24, 2012	68,000	3	40%	100%	200%	—%	1	December 31, 2015
January 28, 2013	128,611	3	40%	100%	200%	—%	1	December 31, 2016
January 27, 2014	125,000	3	40%	100%	200%	—%	0	December 31, 2016
January 26, 2015	125,000	3	40%	100%	200%	—%	0	December 31, 2017
December 30, 2015	60,000	5					0	December 31, 2020
The following table summarizes the estimated unvested target share awards for the Plans as of December 31:

	2015	2014	2013
Outstanding, beginning of the year	284,000	250,777	151,333
Granted	185,000	126,389	138,611
Issued	(34,200)	(12,626)	—
Forfeited	(114,095)	(80,540)	(39,167)
Outstanding, end of the year	320,705	284,000	250,777
The estimated unvested target awards for the Plans have an estimated fair value of $9.07 per share for each year based on the closing price of Company stock as of December 31, 2015.
Stock Option Plan
The First Commonwealth Financial Corporation 1995 Compensatory Stock Option Plan expired on October 15, 2005, and is described below. As of December 31, 2015, there are no outstanding awards under this plan. All of the exercise prices and related number of shares have been adjusted to reflect historical stock splits. The plan permitted the Executive Compensation Committee to grant options for up to 4.5 million shares of First Commonwealth’s common stock through October 15, 2005.
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

A summary of the status of First Commonwealth’s outstanding stock options as of December 31 and changes for the years ended on those dates is presented below:

	12/31/2015		12/31/2014		12/31/2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of the year	15,000	$14.55	27,000	$14.49	196,322	$11.64
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(15,000)	14.55	(12,000)	14.41	(169,322)	11.19
Balance, end of the year	—	—	15,000	14.55	27,000	14.49
Exercisable at the end of the year	—	—	15,000	14.55	27,000	14.49
There were no options exercised during the years ended December 31, 2015, 2014 or 2013.

Note 23—Contingent Liabilities
Legal proceedings

First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2015, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $5 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

First Commonwealth Financial Corporation and First Commonwealth Bank were named defendants in an action commenced August 27, 2015 by eight named plaintiffs that is pending in the Court of Common Pleas of Jefferson County, Pennsylvania.  The plaintiffs allege that the Bank repossessed motor vehicles, sold the vehicles and sought to collect deficiency balances in a manner that did not comply with the notice requirements of the Pennsylvania Uniform Commercial Code (UCC), charged inappropriate costs and fees, including storage costs for dates that a repossessed vehicle was not in storage, and wrongly filed forms with the Department of Motor Vehicles asserting that the Bank had complied with applicable laws relating to the repossession of the vehicles. The plaintiffs seek to pursue the action as a class action on behalf of the named plaintiffs and other similarly situated plaintiffs who had their automobiles repossessed and seek to recover damages under the UCC and the Pennsylvania Fair Credit Extension Uniformity Act. First Commonwealth and the Bank contest the plaintiffs’ allegations and intend to oppose class certification.  The Bank has also asserted counterclaims for breach of contract, set-off and recoupment against the plaintiffs, individually, and as representatives of the putative class.  As set forth in the preceding paragraph, all current litigation matters, including this action, are believed to be within the range of reasonably possible losses for such matters in the aggregate set forth above.

Note 24—Related Party Transactions
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

The following is an analysis of loans to related parties (dollars in thousands):

December 31, 2014	$722
Advances	740
Repayments	(323)
December 31, 2015	$1,139

Note 25—Regulatory Restrictions and Capital Adequacy
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

First Commonwealth maintains capital to absorb unexpected losses. In order to provide assurance that our capital levels are adequate for our risk exposure we test our capital position under several stress scenarios on an annual basis. This analysis is subject to Board of Director review and approval. Our most recent capital stress test was completed in December 2015.
Effective January 1, 2015, the Company is subject to new regulatory risk-based capital rules adopted by the federal banking agencies implementing Basel III. The most significant changes include higher minimum capital requirements, as the minimum Tier I capital ratio increased from 4.0% to 6.0%, and the establishment of a new common equity Tier I capital ratio with a minimum level of 4.5%. Additionally, the new rules improve the quality of capital by providing stricter eligibility criteria for regulatory capital instruments and provide for a phase-in, beginning January 1, 2016, of a capital conservation buffer of 2.5% of risk-weighted assets. This buffer provides a requirement to hold common equity Tier 1 capital above the minimum risk-based capital requirements, resulting in an effective common equity Tier I risk-weighted asset minimum ratio of 7% on a fully phased-in basis.
The Basel III rules also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the exclusion of accumulated other comprehensive income from regulatory capital. The Company elected to retain this treatment, which reduces the volatility of regulatory capital levels.

As of December 31, 2015, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules on a fully phased-in basis. To be considered well-capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common Equity tier I as set forth in the table below:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2015
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$682,199	12.25%	$445,650	8.00%	$584,915	10.50%	$557,062	10.00%
First Commonwealth Bank	656,244	11.78	445,642	8.00	584,905	10.50	557,052	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$626,939	11.25%	$334,237	6.00%	$473,503	8.50%	$445,650	8.00%
First Commonwealth Bank	600,984	10.79	334,231	6.00	473,494	8.50	445,642	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$626,939	9.85%	$254,631	4.00%	$254,631	4.00%	$318,289	5.00%
First Commonwealth Bank	600,984	9.46	254,095	4.00	254,095	4.00	317,618	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$556,939	10.00%	$250,678	4.50%	$389,944	7.00%	$362,091	6.50%
First Commonwealth Bank	535,814	9.62	250,673	4.50	389,937	7.00	362,084	6.50
At December 31, 2014, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they were subject. The following table presents actual and required capital ratios as of December 31, 2014 under the regulatory capital rules then in effect.

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

Note 26—Capital
On June 19, 2012 First Commonwealth announced a $50.0 million common stock repurchase program. On January 29, 2013, January 28, 2014 and January 27, 2015, additional share repurchase programs were authorized for up to $25.0 million in shares of the Company’s common stock for each of the three repurchase programs. As of May 31, 2015, all programs were completed resulting in a total of 16,619,205 shares repurchased at an average price of $7.55 per share.

Note 27—Acquisition
On October 1, 2015, the Company completed the acquisition of Columbus, Ohio based First Community Bank for $14.75 million cash. Upon closing of the transaction, First Community Bank merged into First Commonwealth Bank. First Community Bank operated four branch locations which after the merger operate under the First Commonwealth name. The acquisition expanded the Company’s market into the central Ohio area.
The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the First Community acquisition:

Consideration Paid
Cash Paid to shareholders	$14,750
Total consideration paid	14,750

Fair Value of Assets Acquired
Cash and cash equivalents	11,217
Investment Securities	25,980
FHLB Stock	832
Loans	61,173
Premises and other equipment	1,801
Core deposit intangible	172
Other real estate	816
Other assets	1,115
Total assets acquired	103,106

Fair Value of Liabilities Assumed
Deposits	90,311
Other Liabilities	1,115
Total liabilities assumed	91,426

Total Fair Value of Identifiable Net Assets	11,680

Goodwill	$3,070
The Company determined that this acquisition constitutes a business combination as defined in FASB ASC Topic 805, “Business Combinations.” Accordingly, as of the date of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” Acquired loans were recorded at fair value with no carryover of the related allowance for loan losses. Fair value is established by discounting the expected future cash flows with a market discount rate for like maturities and risk instruments. At the date of acquisition, none of the loans were accounted for under the guidance of ASC Topic 310-30, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.” We acquired $62.5 million in gross loans and recognized a net combined yield and credit market adjustment of $1.3 million.
The fair value of the acquired assets and liabilities noted in the table may change during the provisional period, which may last up to twelve months subsequent to the acquisition date. The Company may obtain additional information to refine the valuation of the acquired assets and liabilities and adjust the recorded fair value, although such adjustments are not expected to be significant. Adjustments recorded to the acquired assets and liabilities will be applied prospectively in accordance with ASU No. 2015-16, “Business Combinations.”

Costs related to the acquisition totaled $0.9 million. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Consolidated Statements of Income.

Note 28—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition	December 31,
	2015	2014
	(dollars in thousands)
Assets
Cash	$10,003	$10,402
Loans	22	24
Investment in subsidiaries	719,073	712,610
Investment in unconsolidated subsidiary trusts	2,182	2,182
Investment in jointly-owned company	8,978	8,749
Premises and equipment, net	3,780	4,287
Receivable from subsidiaries	441	—
Dividends receivable from subsidiaries	714	—
Other assets	47,631	50,988
Total assets	$792,824	$789,242
Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$1,111	$930
Subordinated debentures payable	72,167	72,167
Shareholders’ equity	719,546	716,145
Total liabilities and shareholders’ equity	$792,824	$789,242

Statements of Income	For the years ended December 31,
	2015	2014	2013
	(dollars in thousands)
Interest and dividends	$1	$1	$1
Dividends from subsidiaries	49,917	49,207	65,140
Interest expense	(2,357)	(2,335)	(3,128)
Other income	232	1,251	2,653
Operating expense	(4,989)	(6,766)	(8,820)
Income (loss) before taxes and equity in undistributed (loss) earnings of subsidiaries	42,804	41,358	55,846
Applicable income tax benefits	2,528	2,968	3,384
Income before equity in undistributed (loss) earnings of subsidiaries	45,332	44,326	59,230
Equity in undistributed earnings (loss) of subsidiaries	4,811	127	(17,748)
Net income	$50,143	$44,453	$41,482

	For the years ended December 31,
Statements of Cash Flow	2015	2014	2013
	(dollars in thousands)
Operating Activities
Net income	$50,143	$44,453	$41,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	493	2,150	3,030
Net gain (loss) on sales of assets	240	—	17
(Increase) decrease in prepaid income taxes	(6,993)	(487)	3,044
Undistributed equity in subsidiaries	(4,811)	(127)	17,748
Other net	10,753	13,077	12,964
Net cash provided by operating activities	49,825	59,066	78,285
Investing Activities
Net change in loans	2	3	4
Purchases of premises and equipment	54	(47)	(123)
Proceeds from sale of other assets	—	13	1,132
Net cash (used in) provided by investing activities	56	(31)	1,013
Financing Activities
Repayments of subordinated debenture	—	—	(34,702)
Discount on dividend reinvestment plan purchases	—	(65)	(112)
Dividends paid	(25,089)	(26,174)	(22,344)
Proceeds from reissuance of treasury stock	192	192	176
Purchase of treasury stock	(25,383)	(30,956)	(33,439)
Net cash used in financing activities	(50,280)	(57,003)	(90,421)
Net increase (decrease) in cash	(399)	2,032	(11,123)
Cash at beginning of year	10,402	8,370	19,493
Cash at end of year	$10,003	$10,402	$8,370
Cash dividends declared per common share were $0.28 for 2015, $0.28 for 2014 and $0.23 for 2013.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of December 31, 2015, there are no amounts outstanding on this line and we are in compliance with all debt covenants related to the line of credit.

Note 29—Subsequent Event

On February 17, 2016, the Company announced that an additional share repurchase program was authorized by the Board of Directors for up to $25.0 million in shares of the Company’s common stock. Under this program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. Depending on market conditions and other factors, repurchases may be made at any time or from time to time, without prior notice. First Commonwealth may suspend or discontinue the program at any time.

Quarterly Summary of Financial Data—Unaudited
The unaudited quarterly results of operations for the years ended December 31 are as follows:

	2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$52,335	$50,501	$50,150	$51,085
Interest expense	4,086	3,816	3,780	3,913
Net interest income	48,249	46,685	46,370	47,172
Provision for credit losses	6,130	4,621	3,038	1,159
Net interest income after provision for credit losses	42,119	42,064	43,332	46,013
Net securities gains	(278)	—	20	105
Other noninterest income	15,560	15,505	16,327	14,086
Other expenses	43,129	40,257	40,634	39,854
Income before income taxes	14,272	17,312	19,045	20,350
Income tax provision	4,211	4,898	5,598	6,129
Net Income	$10,061	$12,414	$13,447	$14,221
Basic Earnings Per Share	$0.11	$0.14	$0.15	$0.16
Diluted Earnings Per Share	0.11	0.14	0.15	0.16
Average shares outstanding	88,849,957	88,807,294	88,922,392	90,875,724
Average shares outstanding assuming dilution	88,850,049	88,813,746	88,939,003	90,889,035

	2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$50,420	$51,089	$50,166	$50,506
Interest expense	4,267	4,536	4,783	4,915
Net interest income	46,153	46,553	45,383	45,591
Provision for credit losses	2,575	2,073	3,317	3,231
Net interest income after provision for credit losses	43,578	44,480	42,066	42,360
Net securities (losses) gains	500	48	2	—
Other noninterest income	13,387	15,002	17,000	14,920
Other expenses	47,359	41,568	42,396	39,887
Income before income taxes	10,106	17,962	16,672	17,393
Income tax provision	2,377	5,466	4,744	5,093
Net Income	$7,729	$12,496	$11,928	$12,300
Basic Earnings Per Share	$0.08	$0.13	$0.13	$0.13
Diluted Earnings Per Share	0.08	0.13	0.13	0.13
Average shares outstanding	91,591,554	92,567,503	93,794,589	94,543,420
Average shares outstanding assuming dilution	91,598,411	92,578,701	93,811,543	94,568,059

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
First Commonwealth’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), that is designed to produce reliable financial statements in conformity with generally accepted accounting principles. Under the supervision and with the participation of management, including First Commonwealth’s principal executive officer and principal financial officer, First Commonwealth conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
All internal control systems, no matter how well designed, have inherent limitations, including the possibility that a control can be circumvented and that misstatements due to error or fraud may occur without detection. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Based on First Commonwealth’s evaluation based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that internal control over financial reporting was effective as of December 31, 2015. The effectiveness of First Commonwealth’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
First Commonwealth Financial Corporation
Indiana, Pennsylvania
February 29, 2016

/S/ T. Michael Price	/S/ James R. Reske
T. Michael Price	James R. Reske
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
First Commonwealth Financial Corporation:
We have audited First Commonwealth Financial Corporation’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Commonwealth Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Commonwealth Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 29, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
First Commonwealth Financial Corporation:
We have audited the accompanying consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Commonwealth Financial Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of First Commonwealth Financial Corporation’s internal control over financial reporting.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 29, 2016

ITEM 9B.    Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information called for by this item concerning the identification, business experience and qualifications of First Commonwealth’s directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 26, 2016 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.
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

As previously disclosed, the Board of Directors of First Commonwealth approved amendments to First Commonwealth’s bylaws to extend by 30 days the period of advance notice that shareholders must provide for director nominations and other business to be brought before the annual meeting.  As amended, notice must be given not earlier than the 180th day and not later than the 150th day prior to the first anniversary of the preceding year’s annual meeting of shareholders. These amendments were approved on January 26, 2016 and will not affect the timing of notices or other nomination procedures disclosed in First Commonwealth’s definitive proxy statement in connection with the 2015 annual meeting of shareholders.
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
The following table provides information related to our existing equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	320,705	N/A	3,942,531
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	320,705	N/A	3,942,531

The number of securities to be issued upon exercise of outstanding option, warrants and rights represent the maximum number of shares that may be issued pursuant to outstanding performance units.

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

PART IV
ITEM 15.    Exhibits, Financial Statements and Schedules

(A)Documents Filed as Part of this Report
(1)Financial Statements
All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.
(2)    Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A
(3)Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.1 to the current report as Form 8-K filed February 1, 2016

10.1	Amended and Restated Non-Qualified Deferred Compensation Plan (formerly known as the Supplemental Executive Retirement Plan)	Exhibit 10.2 to the annual report on Form 10-K filed March 5, 2012

10.2	Amended and Restated Employment Agreement dated January 1, 2012 entered into among First Commonwealth Financial Corporation, First Commonwealth Bank and T. Michael Price	Exhibit 10.1 to the current report on Form 8-K filed January 5, 2012

10.3	Change of Control Agreement dated December 30, 2011 entered into between FCFC and T. Michael Price	Exhibit 10.3 to the current report on Form 8-K filed January 5, 2012

10.4	First Commonwealth Financial Corporation Incentive Compensation Plan	Annex I to Proxy Statement filed March 19, 2015 relating to the 2015 Annual Meeting of Shareholders

10.5	2015 Annual Incentive Plan	Exhibit 10.1 to the quarterly report on Form 10-Q filed May 8, 2015

10.6	2013-2015 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 8, 2013

10.7	2014-2016 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 9, 2014

10.8	2015-2017 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 8, 2015

10.9	Form of Restricted Stock Agreement for service-based restricted stock	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2012

10.10	Change of Control Agreement dated December 30, 2011 entered into between FCFC and I. Robert Emmerich	Exhibit 10.12 to the annual report on Form 10-K filed March 5, 2012

10.11	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Leonard V. Lombardi	Exhibit 10.13 to the annual report on Form 10-K filed March 5, 2012

10.12	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Matthew C. Tomb	Exhibit 10.14 to the annual report on Form 10-K filed March 5, 2012

Exhibit Number	Description	Incorporated by Reference to
10.13	Performance Unit Agreement dated December 30, 2015 between First Commonwealth Financial Corporation and T. Michael Price	Filed herewith

10.14	Employment Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.1 to the current report on Form 8-K filed April 10, 2014

10.15	Change of Control Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.3 to the current report on Form 8-K filed April 10, 2014

10.16	Restricted Stock Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.2 to the current report on Form 8-K filed April 10, 2014

10.17	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Norman J. Montgomery	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2013

10.18	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Carrie L. Riggle	Exhibit 10.4 to the quarterly report on Form 10-Q filed May 8, 2013

10.19	Change of Control Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.2 to the quarterly report on Form 10-Q filed August 7, 2013

10.20	Restricted Stock Agreement dated April 1, 2011 entered into between FCFC and I. Robert Emmerich	Exhibit 10.15 to the annual report on Form 10-K filed March 5, 2012

10.21	Restricted Stock Agreement dated January 1, 2012 entered into between FCFC and T. Michael Price	Exhibit 10.2 to the current report on Form 8-K filed January 5, 2012

10.22	Employment Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 7, 2013

10.23	Restricted Stock Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.3 to the quarterly report on Form 10-Q filed August 7, 2013

10.24	Amended and Restated Director Retainer Plan	Exhibit 10.24 to the annual report on Form 10-K filed March 3, 2014

21.10	Subsidiaries of the Registrant	Filed herewith

23.10	Consent of KPMG LLP Independent Registered Public Accounting Firm	Filed herewith

31.10	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.20	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.10	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.20	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description	Incorporated by Reference to
101.00
The following materials from First Commonwealth Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION (Registrant)

By:	/S/ T. Michael Price
T. Michael Price President and Chief Executive Officer

Dated: February 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ James G. Barone	Director	February 29, 2016
James G. Barone
/S/ Julie A. Caponi	Director	February 29, 2016
Julie A. Caponi
/S/ Ray T. Charley	Director	February 29, 2016
Ray T. Charley
/S/ Gary R. Claus	Director	February 29, 2016
Gary R. Claus
Director, Chairman
David S. Dahlmann
/S/ Johnston A. Glass	Director	February 29, 2016
Johnston A. Glass
/S/ Jon L. Gorney	Director	February 29, 2016
Jon L. Gorney
/S/ David W. Greenfield	Director	February 29, 2016
David W. Greenfield
/S/ Luke A. Latimer	Director	February 29, 2016
Luke A. Latimer
/S/ T. Michael Price	President and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
T. Michael Price
/S/ James R. Reske	Executive Vice President, Chief Financial Officer, and Treasurer	February 29, 2016
James R. Reske
/S/ Laurie S. Singer	Director	February 29, 2016
Laurie S. Singer
/S/ Robert J. Ventura	Director	February 29, 2016
Robert J. Ventura