Form 10-Q
period 2016-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2016-05-09
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of May 6, 2016, was 88,944,996.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2016	December 31, 2015
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$62,141	$66,644
Interest-bearing bank deposits	11,024	2,808
Securities available for sale, at fair value	890,198	886,560
Securities held to maturity, at amortized cost (Fair value of $400,964 and $382,341 at March 31, 2016 and December 31, 2015, respectively)	396,444	384,324
Other investments	60,597	62,952
Loans held for sale	5,849	5,763
Loans:
Portfolio loans	4,798,755	4,683,750
Allowance for credit losses	(55,222)	(50,812)
Net loans	4,743,533	4,632,938
Premises and equipment, net	63,860	63,454
Other real estate owned	8,636	9,398
Goodwill	164,500	164,500
Amortizing intangibles, net	1,094	1,231
Bank owned life insurance	183,897	182,601
Other assets	107,381	103,717
Total assets	$6,699,154	$6,566,890
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,155,795	$1,116,689
Interest-bearing	3,145,860	3,079,205
Total deposits	4,301,655	4,195,894
Short-term borrowings	1,518,742	1,510,825
Subordinated debentures	72,167	72,167
Other long-term debt	9,175	9,314
Total long-term debt	81,342	81,481
Other liabilities	64,101	59,144
Total liabilities	5,965,840	5,847,344
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued at March 31, 2016 and December 31, 2015, and 88,959,315 and 88,961,268 shares outstanding at March 31, 2016 and December 31, 2015, respectively	105,563	105,563
Additional paid-in capital	366,090	365,981
Retained earnings	384,330	378,081
Accumulated other comprehensive income (loss), net	5,278	(2,386)
Treasury stock (16,604,140 and 16,602,187 shares at March 31, 2016 and December 31, 2015, respectively)	(127,947)	(127,693)
Total shareholders’ equity	733,314	719,546
Total liabilities and shareholders’ equity	$6,699,154	$6,566,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$45,034	$42,601
Interest and dividends on investments:
Taxable interest	7,146	6,817
Interest exempt from federal income taxes	361	175
Dividends	806	1,489
Interest on bank deposits	6	3
Total interest income	53,353	51,085
Interest Expense
Interest on deposits	1,589	2,150
Interest on short-term borrowings	2,235	958
Interest on subordinated debentures	634	569
Interest on other long-term debt	88	236
Total interest expense	4,546	3,913
Net Interest Income	48,807	47,172
Provision for credit losses	6,526	1,159
Net Interest Income after Provision for Credit Losses	42,281	46,013
Noninterest Income
Net securities gains	—	105
Trust income	1,255	1,421
Service charges on deposit accounts	3,708	3,318
Insurance and retail brokerage commissions	1,959	2,195
Income from bank owned life insurance	1,296	1,354
Gain on sale of mortgage loans	683	439
Gain on sale of other loans and assets	195	224
Card-related interchange income	3,557	3,418
Derivatives mark to market expense	(1,014)	(230)
Other income	2,076	1,947
Total noninterest income	13,715	14,191
Noninterest Expense
Salaries and employee benefits	21,677	21,892
Net occupancy expense	3,481	3,911
Furniture and equipment expense	2,867	2,680
Data processing expense	1,759	1,438
Pennsylvania shares tax expense	758	794
Intangible amortization	137	156
Collection and repossession expense	569	511
Other professional fees and services	791	930
FDIC insurance	1,038	1,059
Loss on sale or write-down of assets	96	262
Litigation and operational losses	244	1,000
Other operating expenses	4,727	5,221
Total noninterest expense	38,144	39,854
Income Before Income Taxes	17,852	20,350
Income tax provision	5,379	6,129
Net Income	$12,473	$14,221
Average Shares Outstanding	88,840,088	90,875,724
Average Shares Outstanding Assuming Dilution	88,845,201	90,889,035
Per Share Data:
Basic Earnings per Share	$0.14	$0.16
Diluted Earnings per Share	$0.14	$0.16
Cash Dividends Declared per Common Share	$0.07	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
Net Income	$12,473	$14,221
Other comprehensive income, before tax expense:
Unrealized holding gains on securities arising during the period	10,070	9,980
Less: reclassification adjustment for gains on securities included in net income	—	(105)
Unrealized holding gains on derivatives arising during the period	1,735	1,195
Less: reclassification adjustment for (gains) losses on derivatives included in net income	(15)	5
Total other comprehensive income, before tax expense	11,790	11,075
Income tax expense related to items of other comprehensive income	(4,126)	(3,874)
Total other comprehensive income	7,664	7,201
Comprehensive Income	$20,137	$21,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2015	88,961,268	$105,563	$365,981	$378,081	$(2,386)	$(127,693)	$719,546
Net income				12,473			12,473
Other comprehensive income					7,664		7,664
Cash dividends declared ($0.07 per share)				(6,224)			(6,224)
Treasury stock acquired	(55,301)					(488)	(488)
Restricted stock	53,348	—	109	—		234	343
Balance at March 31, 2016	88,959,315	$105,563	$366,090	$384,330	$5,278	$(127,947)	$733,314

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2014	91,723,028	$105,563	$365,615	$353,027	$(4,499)	$(103,561)	$716,145
Net income				14,221			14,221
Other comprehensive income					7,201		7,201
Cash dividends declared ($0.07 per share)				(6,407)			(6,407)
Treasury stock acquired	(2,201,391)					(18,874)	(18,874)
Restricted stock	134,370	—	259	—		315	574
Balance at March 31, 2015	89,656,007	$105,563	$365,874	$360,841	$2,702	$(122,120)	$712,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Operating Activities	(dollars in thousands)
Net income	$12,473	$14,221
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,526	1,159
Deferred tax expense	1,200	4,219
Depreciation and amortization	1,740	1,899
Net losses (gains) on securities and other assets	218	(267)
Net amortization of premiums and discounts on securities	1,102	441
Income from increase in cash surrender value of bank owned life insurance	(1,296)	(1,354)
Increase in interest receivable	(911)	(127)
Mortgage loans originated for sale	(22,269)	(15,382)
Proceeds from sale of mortgage loans	22,858	15,472
Decrease in interest payable	(26)	(92)
Increase in income taxes payable	2,811	290
Other-net	(4,834)	(4,748)
Net cash provided by operating activities	19,592	15,731
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	6,924	—
Purchases	(19,695)	(29,616)
Transactions with securities available for sale:
Proceeds from maturities and redemptions	35,815	50,568
Purchases	(29,930)	(500)
Purchases of FHLB stock	(10,281)	(13,801)
Proceeds from the redemption of FHLB stock	12,636	11,270
Proceeds from bank owned life insurance	—	291
Proceeds from sale of other assets	2,101	1,008
Net (increase) decrease in loans	(118,137)	9,540
Purchases of premises and equipment	(2,251)	(1,665)
Net cash (used in) provided by investing activities	(122,818)	27,095
Financing Activities
Net (decrease) increase in federal funds purchased	(4,000)	6,000
Net increase in other short-term borrowings	11,917	13,644
Net increase (decrease) in deposits	105,873	(21,761)
Repayments of other long-term debt	(139)	(25,134)
Dividends paid	(6,224)	(6,407)
Purchase of treasury stock	(488)	(18,421)
Net cash provided by (used in) financing activities	106,939	(52,079)
Net increase (decrease) in cash and cash equivalents	3,713	(9,253)
Cash and cash equivalents at January 1	69,452	74,538
Cash and cash equivalents at March 31	$73,165	$65,285

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
The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year of 2016. These interim financial statements should be read in conjunction with First Commonwealth’s 2015 Annual Report on Form 10-K.
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

	For the Three Months Ended March 31,
	2016			2015
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$10,070	$(3,524)	$6,546	$9,980	$(3,491)	$6,489
Reclassification adjustment for gains on securities included in net income	—	—	—	(105)	37	(68)
Total unrealized gains on securities	10,070	(3,524)	6,546	9,875	(3,454)	6,421
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	1,735	(607)	1,128	1,195	(418)	777
Reclassification adjustment for (gains) losses on derivatives included in net income	(15)	5	(10)	5	(2)	3
Total unrealized gains on derivatives	1,720	(602)	1,118	1,200	(420)	780
Total other comprehensive income	$11,790	$(4,126)	$7,664	$11,075	$(3,874)	$7,201

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the three months ended March 31:

	2016				2015
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at December 31	$(2,956)	$10	$560	$(2,386)	$(4,875)	$76	$300	$(4,499)
Other comprehensive income before reclassification adjustment	6,546	—	1,128	7,674	6,489	—	777	7,266
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(10)	(10)	(68)	—	3	(65)
Net other comprehensive income during the period	6,546	—	1,118	7,664	6,421	—	780	7,201
Balance at March 31	$3,590	$10	$1,678	$5,278	$1,546	$76	$1,080	$2,702

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest, as well as detail on non-cash investing and financing activities for the three months ended March 31:

	2016	2015
	(dollars in thousands)
Cash paid during the period for:
Interest	$4,674	$4,004
Income taxes	1,000	1,500
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	1,355	797
Loans transferred from held to maturity to held for sale	—	3,011
Gross increase in market value adjustment to securities available for sale	10,070	9,869
Gross increase in market value adjustment to derivatives	1,720	1,200
Investments committed to purchase, not settled	600	637
Unsettled treasury stock repurchases	—	453

Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2016	2015
Weighted average common shares issued	105,563,455	105,563,455
Average treasury stock shares	(16,623,094)	(14,503,976)
Average unearned nonvested shares	(100,273)	(183,755)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	88,840,088	90,875,724
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	5,113	13,311
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	88,845,201	90,889,035

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

	2016			2015
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	88,508	7.21	9.84	118,390	7.35	9.26

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
The following table identifies the notional amount of those instruments at:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,643,908	$1,643,187
Financial standby letters of credit	17,805	17,843
Performance standby letters of credit	27,352	26,497
Commercial letters of credit	1,718	1,672

The notional amounts outstanding as of March 31, 2016 include amounts issued in 2016 of $13 thousand in financial standby letters of credit, $1.3 million in performance standby letters of credit and $0.2 million commercial letters of credit. A liability of $0.1 million and $0.2 million has been recorded as of March 31, 2016 and December 31, 2015, respectively, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $4.1 million as of March 31, 2016 and $4.4 million as of December 31, 2015. This liability is reflected in "Other liabilities" in the Condensed Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2016, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $7 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
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

Note 6 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$19,380	$2,320	$—	$21,700	$20,034	$2,071	$(13)	$22,092
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	768,405	12,917	(1,697)	779,625	778,476	7,983	(8,882)	777,577
Mortgage-Backed Securities – Commercial	23	—	—	23	28	—	—	28
Other Government-Sponsored Enterprises	19,201	7	(5)	19,203	19,201	2	(85)	19,118
Obligations of States and Political Subdivisions	27,068	764	—	27,832	27,066	532	—	27,598
Corporate Securities	5,896	440	—	6,336	1,897	422	—	2,319
Pooled Trust Preferred Collateralized Debt Obligations	42,500	476	(9,703)	33,273	42,239	916	(7,497)	35,658
Total Debt Securities	882,473	16,924	(11,405)	887,992	888,941	11,926	(16,477)	884,390
Equities	2,206	—	—	2,206	2,170	—	—	2,170
Total Securities Available for Sale	$884,679	$16,924	$(11,405)	$890,198	$891,111	$11,926	$(16,477)	$886,560

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
The amortized cost and estimated fair value of debt securities available for sale at March 31, 2016, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$2,601	$2,601
Due after 1 but within 5 years	20,596	20,640
Due after 5 but within 10 years	27,068	27,832
Due after 10 years	44,400	35,571
	94,665	86,644
Mortgage-Backed Securities (a)	787,808	801,348
Total Debt Securities	$882,473	$887,992

(a)
Mortgage Backed Securities include an amortized cost of $19.4 million and a fair value of $21.7 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $768.4 million and a fair value of $779.6 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the three months ended March 31:

	2016	2015
	(dollars in thousands)
Proceeds from sales	$—	$—
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$—	$—
Gross losses	—	—
	—	—
Maturities and impairment
Gross gains	—	105
Gross losses	—	—
Other-than-temporary impairment	—	—
	—	105
Net gains and impairment	$—	$105

Securities available for sale with an estimated fair value of $478.2 million and $416.1 million were pledged as of March 31, 2016 and December 31, 2015, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$4,743	$99	$—	$4,842	$4,775	$—	$(7)	$4,768
Mortgage-Backed Securities- Commercial	16,767	—	(3)	16,764	16,843	—	(247)	16,596
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	325,974	3,526	—	329,500	315,609	30	(1,824)	313,815
Mortgage-Backed Securities – Commercial	15,067	273	—	15,340	15,187	—	(178)	15,009
Obligations of States and Political Subdivisions	33,893	627	(2)	34,518	31,910	301	(58)	32,153
Total Securities Held to Maturity	$396,444	$4,525	$(5)	$400,964	$384,324	$331	$(2,314)	$382,341
The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	107	108
Due after 5 but within 10 years	27,839	28,412
Due after 10 years	5,947	5,998
	33,893	34,518
Mortgage-Backed Securities (a)	362,551	366,446
Total Debt Securities	$396,444	$400,964

(a)
Mortgage Backed Securities include an amortized cost of $21.5 million and a fair value of $21.6 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $341.0 million and a fair value of $344.8 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Securities held to maturity with an amortized cost of $58.3 million and $45.7 million were pledged as of March 31, 2016 and December 31, 2015, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit-related other-than-temporary impairment on debt securities is recognized in earnings, while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the three months ended March 31, 2016 and 2015, no other-than-temporary impairment charges were recognized.
First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.
We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether we are more likely than not to sell, or be required to sell, the security. We evaluate whether we are more likely than not to sell debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy, tax position and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, weakness in the U.S. economy, changes in real estate values and additional interest deferrals in our pooled trust preferred collateralized debt obligations. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of FASB ASC Topic 325, “Investments – Other,” and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. If these estimated cash flows indicate that it is probable that an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized in accordance with FASB ASC Topic 320. There is a risk that First Commonwealth will record other-than-temporary impairment charges in the future. See Note 10, “Fair Values of Assets and Liabilities,” for additional information.
The following table presents the gross unrealized losses and estimated fair values at March 31, 2016 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Commercial	$16,764	$(3)	$—	$—	$16,764	$(3)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	26,650	(14)	212,200	(1,683)	238,850	(1,697)
Other Government-Sponsored Enterprises	5,596	(5)	—	—	5,596	(5)
Obligations of States and Political Subdivisions	543	(2)	—	—	543	(2)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	27,923	(9,703)	27,923	(9,703)
Total Securities	$49,553	$(24)	$240,123	$(11,386)	$289,676	$(11,410)

At March 31, 2016, fixed income securities issued by U.S. Government-sponsored enterprises comprised 15% of total unrealized losses due to changes in market interest rates. Pooled trust preferred collateralized debt obligations accounted for 85% of the unrealized losses primarily due to the illiquid market for this investment type. At March 31, 2016, there are 30 debt securities in an unrealized loss position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the gross unrealized losses and estimated fair values at December 31, 2015 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$6,798	$(20)	$—	$—	$6,798	$(20)
Mortgage-Backed Securities - Commercial	16,596	(247)	—	—	16,596	(247)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	436,011	(3,293)	263,119	(7,413)	699,130	(10,706)
Mortgage-Backed Securities – Commercial	15,009	(178)	—	—	15,009	(178)
Other Government-Sponsored Enterprises	12,316	(85)	—	—	12,316	(85)
Obligation of States and Political Subdivisions	7,208	(58)	—	—	7,208	(58)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	29,957	(7,497)	29,957	(7,497)
Total Securities	$493,938	$(3,881)	$293,076	$(14,910)	$787,014	$(18,791)
As of March 31, 2016, our corporate securities had an amortized cost and an estimated fair value of $5.9 million and $6.3 million, respectively. As of December 31, 2015, our corporate securities had an amortized cost and estimated fair value of $1.9 million and $2.3 million, respectively. Corporate securities are comprised of debt for large regional banks. There were no corporate securities in an unrealized loss position as of March 31, 2016 and December 31, 2015. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
As of March 31, 2016, the book value of our pooled trust preferred collateralized debt obligations totaled $42.5 million with an estimated fair value of $33.3 million, which includes securities comprised of 274 banks and other financial institutions. All of our pooled securities are mezzanine tranches, three of which have no senior class remaining in the issue. The credit ratings on all of our issues are below investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of March 31, 2016, after taking into account management’s best estimates of future interest deferrals and defaults, four of our securities had no excess subordination in the tranches we own and five of our securities had excess subordination which ranged from 10% to 83% of the current performing collateral.

The following table provides information related to our pooled trust preferred collateralized debt obligations as of March 31, 2016:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL IV	Mezzanine	$1,830	$1,291	$(539)	B1/BB	6	18.05%	59.28%
Pre TSL VII	Mezzanine	3,020	3,272	252	Ca/-	14	49.68	—
Pre TSL VIII	Mezzanine	2,020	1,705	(315)	C/C	28	53.00	—
Pre TSL IX	Mezzanine	2,385	1,778	(607)	B1/C	38	29.80	9.82
Pre TSL X	Mezzanine	1,644	1,779	135	Caa1/C	43	30.66	—
Pre TSL XII	Mezzanine	5,735	4,324	(1,411)	B3/C	66	22.03	—
Pre TSL XIII	Mezzanine	12,767	9,856	(2,911)	Ba3/C	56	12.11	42.17
Pre TSL XIV	Mezzanine	12,889	8,969	(3,920)	B1/CC	56	19.72	49.72
MMCap I	Mezzanine	210	299	89	Ca/C	8	58.11	83.30
Total		$42,500	$33,273	$(9,227)

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
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the three months ended March 31, 2016 and 2015, there were no credit-related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments, we determine a credit-related portion and a non-credit related portion of other-than-temporary impairment. The credit-related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit-related impairment. A discounted cash flow analysis provides the best estimate of credit-related other-than-temporary impairment for these securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at March 31, 2016. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

•
Credit Analysis – A quarterly credit evaluation is performed for each of the 274 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they will become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of March 31, 2016, default probabilities for performing collateral ranged from 0.33% to 75%.

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
Our cash flow analysis as of March 31, 2016, indicates that no credit-related other-than-temporary impairment has occurred on our pooled trust preferred securities during the three months ended March 31, 2016. Based upon the analysis performed by management, it is probable that four of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior periods. These securities are identified in the table on page 15 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of March 31, 2016 indicates it is probable that we will collect all contractual principal and interest payments. For four of those securities, PreTSL IX, PreTSL XIII, PreTSL XIV and MMCap I, other-than-temporary impairment charges were recorded in prior periods; however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL IV. Our cash flow analysis as of March 31, 2016, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in the present value of estimated future principal and interest payments exceeding the securities' current book value. The excess for each bond of the present value of future cash flows over our current book value ranges from 20% to 129% and will be recognized as an adjustment to yield over the remaining life of these securities. The excess subordination recognized as an adjustment to yield is reflected in the following table as increases in cash flows expected to be collected.
The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Balance, beginning (a)	$24,851	$26,246
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(261)	(321)
Reduction for debt securities called during the period	—	(218)
Balance, ending	$24,590	$25,707

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
In the first three months of 2016 and 2015, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of March 31, 2016 and 2015, there were no equity securities in an unrealized loss position.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2016 and

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, our FHLB stock totaled $60.6 million and $63.0 million, respectively, and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three months ended March 31, 2016.
Note 8 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,190,384	$1,150,906
Real estate construction	256,856	220,736
Residential real estate	1,212,962	1,224,465
Commercial real estate	1,552,904	1,479,000
Loans to individuals	585,649	608,643
Total loans	$4,798,755	$4,683,750
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	March 31, 2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$1,085,770	$256,423	$1,198,103	$1,530,565	$585,269	$4,656,130
Non-Pass
OAEM	18,522	433	5,178	7,676	—	31,809
Substandard	86,092	—	9,681	14,663	380	110,816
Doubtful	—	—	—	—	—	—
Total Non-Pass	104,614	433	14,859	22,339	380	142,625
Total	$1,190,384	$256,856	$1,212,962	$1,552,904	$585,649	$4,798,755

	December 31, 2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$1,074,858	$220,267	$1,209,606	$1,436,714	$608,342	$4,549,787
Non-Pass
OAEM	11,825	442	5,244	30,012	—	47,523
Substandard	64,223	27	9,615	12,274	301	86,440
Doubtful	—	—	—	—	—	—
Total Non-Pass	76,048	469	14,859	42,286	301	133,963
Total	$1,150,906	$220,736	$1,224,465	$1,479,000	$608,643	$4,683,750
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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of March 31, 2016. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of March 31, 2016 and December 31, 2015. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	March 31, 2016
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$277	$92	$130	$34,851	$35,350	$1,155,034	$1,190,384
Real estate construction	—	—	86	—	86	256,770	256,856
Residential real estate	3,639	1,308	205	6,642	11,794	1,201,168	1,212,962
Commercial real estate	1,270	—	—	4,963	6,233	1,546,671	1,552,904
Loans to individuals	1,732	548	909	380	3,569	582,080	585,649
Total	$6,918	$1,948	$1,330	$46,836	$57,032	$4,741,723	$4,798,755

	December 31, 2015
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$364	$49	$129	$23,653	$24,195	$1,126,711	$1,150,906
Real estate construction	280	—	—	28	308	220,428	220,736
Residential real estate	4,175	1,055	1,315	6,500	13,045	1,211,420	1,224,465
Commercial real estate	781	—	65	6,223	7,069	1,471,931	1,479,000
Loans to individuals	2,998	774	946	301	5,019	603,624	608,643
Total	$8,598	$1,878	$2,455	$36,705	$49,636	$4,634,114	$4,683,750
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
Significant nonaccrual loans as of March 31, 2016, include the following:

•
$11.5 million relationship of commercial industrial loans to a steel and aluminum servicing company. These loans were originated in 2011 and were placed in nonaccrual status during the first quarter of 2016. A valuation of the collateral was completed during the first quarter of 2016.

•
$6.8 million relationship of commercial industrial loans to an oil and gas well services company. These loans were originated in 2014 and were placed in nonaccrual status during the fourth quarter of 2015. All collateral valuations were completed in June or November 2015 or March 2016.

•
$3.8 million relationship of commercial industrial loans to a manufacturer of sporting goods. These loans were originated from 2012 to 2015 and were placed in nonaccrual status during the fourth quarter of 2015. All collateral valuations were completed in December 2015 or March 2016.

•
$3.8 million relationship of commercial industrial loans to a local energy company. These loans were originated from 2008 to 2011 and were placed in nonaccrual status during the third quarter of 2013. Two of these loans were modified resulting in TDR classification: one loan totaling $1.3 million was modified in 2012, and the other loan totaling $2.5 million was modified in 2014. During the three months ended March 31, 2016, charge-offs of $1.1 million related to this relationship were recorded. A valuation of the collateral was updated during the first quarter of 2016.

•
$3.7 million relationship of commercial industrial loans to an industrial manufacturer. These loans were originated in 2013 and were placed in nonaccrual status during the third quarter of 2015. A valuation of the collateral was completed during the fourth quarter of 2015.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of March 31, 2016 and December 31, 2015. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	March 31, 2016			December 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$18,120	$23,975		$11,344	$15,673
Real estate construction	—	—		28	117
Residential real estate	10,848	12,893		9,952	11,819
Commercial real estate	6,805	8,474		7,562	9,449
Loans to individuals	498	615		421	507
Subtotal	36,271	45,957		29,307	37,565
With an allowance recorded:
Commercial, financial, agricultural and other	24,526	24,701	12,900	20,132	22,590	6,952
Real estate construction	—	—	—	—	—	—
Residential real estate	496	728	75	461	672	51
Commercial real estate	522	525	420	944	1,008	42
Loans to individuals	—	—	—	—	—	—
Subtotal	25,544	25,954	13,395	21,537	24,270	7,045
Total	$61,815	$71,911	$13,395	$50,844	$61,835	$7,045

	For the Three Months Ended March 31,
	2016		2015
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$17,298	$152	$19,375	$57
Real estate construction	17	44	239	—
Residential real estate	10,724	47	10,155	38
Commercial real estate	7,658	38	7,711	20
Loans to individuals	480	1	307	1
Subtotal	36,177	282	37,787	116
With an allowance recorded:
Commercial, financial, agricultural and other	17,027	28	10,917	28
Real estate construction	—	—	—	—
Residential real estate	497	—	901	3
Commercial real estate	529	5	1,323	1
Loans to individuals	—	—	—	—
Subtotal	18,053	33	13,141	32
Total	$54,230	$315	$50,928	$148

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unfunded commitments related to nonperforming loans were $2.5 million at March 31, 2016 and $0.1 million at December 31, 2015. After consideration of the requirements to draw and available collateral related to these commitments, a reserve of $43 thousand and $13 thousand was established for these off balance sheet exposures at March 31, 2016 and December 31, 2015, respectively.

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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$14,979	$14,139
Nonaccrual status	13,366	12,360
Total	$28,345	$26,499
Commitments
Unused lines of credit	$1,367	$3,252
The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three Months Ended March 31, 2016
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$—	$3,769	$—	$3,769	$3,749	$—
Residential real estate	8	—	114	874	988	910	—
Commercial real estate	3	65	—	133	198	169	—
Loans to individuals	3	—	18	5	23	16	—
Total	16	$65	$3,901	$1,012	$4,978	$4,844	$—

	For the Three Months Ended March 31, 2015
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$1,498	$—	$—	$1,498	$1,476	$—
Residential real estate	5	—	252	17	269	203	—
Commercial real estate	1	—	—	464	464	449	—
Loans to individuals	1	—	—	18	18	11	—
Total	8	$1,498	$252	$499	$2,249	$2,139	$—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the three months ended March 31, 2016 and 2015, $3.9 million and $0.3 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of reamortization. For both 2016 and 2015 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to restructured loans that were considered to be in default during the three months ended March 31:

	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	2	$70	—	$—
Total	2	$70	—	$—

The following tables provide detail related to the allowance for credit losses:

	For the Three Months Ended March 31, 2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$31,035	$887	$2,606	$11,924	$4,360	$50,812
Charge-offs	(1,392)	—	(382)	(265)	(1,469)	(3,508)
Recoveries	134	223	118	756	161	1,392
Provision (credit)	11,944	(209)	286	(6,932)	1,437	6,526
Ending Balance	$41,721	$901	$2,628	$5,483	$4,489	$55,222
Ending balance: individually evaluated for impairment	$12,900	$—	$75	$420	$—	$13,395
Ending balance: collectively evaluated for impairment	28,821	901	2,553	5,063	4,489	41,827
Loans:
Ending balance	1,190,384	256,856	1,212,962	1,552,904	585,649	4,798,755
Ending balance: individually evaluated for impairment	42,016	—	6,246	5,934	—	54,196
Ending balance: collectively evaluated for impairment	1,148,368	256,856	1,206,716	1,546,970	585,649	4,744,559

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

Note 9 Income Taxes
At March 31, 2016 and December 31, 2015, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2012 through 2014 are open for examination as of March 31, 2016.
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2016, we have not realized any losses due to a counterparty's inability to pay any uncollateralized positions.
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
Management validates the fair value of the pooled trust preferred collateralized debt obligations by monitoring the performance of the underlying collateral, discussing the discount rate, cash flow assumptions and general market trends with a specialized third party and confirming changes in the underlying collateral to the trustee reports. Management’s monitoring of the underlying collateral includes deferrals of interest payments, payment defaults, cures of previously deferred interest payments, any regulatory filings or actions and general news related to the underlying collateral. Management also evaluates fair value changes compared to expectations based on changes in the interest rates used in determining the discount rate and general financial markets.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$33,273		Discounted Cash Flow	Probability of default	0% - 100% (12.19%)
				Prepayment rates	0% - 73.15% (5.14%)
				Discount rates	5.50% - 12.50% (a)
Equities	2,206		Par Value	N/A	N/A
Impaired Loans	2,437	(b)	Reserve study	Discount rate	10.00%
				Gas per MCF	$1.63 - $3.38 (c)
				Oil per BBL/d	$40.97 - $56.16 (c)
	8,285	(b)	Discounted Cash Flow	Discount Rate	1.9% - 5.58%
Other Real Estate Owned	8		Internal Valuation	N/A	N/A

(a)	Incorporates spread over risk free rate related primarily to credit quality and illiquidity of securities.

(b)	The remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(c)	Unobservable inputs are defined as follows: MCF - million cubic feet; BBL/d - barrels per day.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$21,700	$—	$21,700
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	779,625	—	779,625
Mortgage-Backed Securities - Commercial	—	23	—	23
Other Government-Sponsored Enterprises	—	19,203	—	19,203
Obligations of States and Political Subdivisions	—	27,832	—	27,832
Corporate Securities	—	6,336	—	6,336
Pooled Trust Preferred Collateralized Debt Obligations	—	—	33,273	33,273
Total Debt Securities	—	854,719	33,273	887,992
Equities	—	—	2,206	2,206
Total Securities Available for Sale	—	854,719	35,479	890,198
Other Investments	—	60,597	—	60,597
Loans held for sale	—	5,849	—	5,849
Other Assets(a)	—	18,907	—	18,907
Total Assets	$—	$940,072	$35,479	$975,551
Other Liabilities(a)	$—	$17,924	$—	$17,924
Total Liabilities	$—	$17,924	$—	$17,924

(a)	Hedging and non-hedging interest rate derivatives

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$22,092	$—	$22,092
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	777,577	—	777,577
Mortgage-Backed Securities - Commercial	—	28	—	28
Other Government-Sponsored Enterprises	—	19,118	—	19,118
Obligations of States and Political Subdivisions	—	27,598	—	27,598
Corporate Securities	—	2,319	—	2,319
Pooled Trust Preferred Collateralized Debt Obligations	—	—	35,658	35,658
Total Debt Securities	—	848,732	35,658	884,390
Equities	—	—	2,170	2,170
Total Securities Available for Sale	—	848,732	37,828	886,560
Other Investments	—	62,952	—	62,952
Loans held for sale	—	5,763	—	5,763
Other Assets(a)	—	11,273	—	11,273
Total Assets	$—	$928,720	$37,828	$966,548
Other Liabilities(a)	$—	$10,829	$—	$10,829
Total Liabilities	$—	$10,829	$—	$10,829

(a)	Hedging and non-hedging interest rate derivatives

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended March 31, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2016
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total
	(dollars in thousands)
Balance, beginning of period	$35,658	$2,170	$37,828
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	(2,385)	—	(2,385)
Purchases, issuances, sales and settlements
Purchases	—	36	36
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$33,273	$2,206	$35,479

	2015
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total
	(dollars in thousands)
Balance, beginning of period	$28,999	$1,420	$30,419
Total gains or losses
Included in earnings	105	—	105
Included in other comprehensive income	2,620	—	2,620
Purchases, issuances, sales and settlements
Purchases	—	500	500
Issuances	—	—	—
Sales	—	—	—
Settlements	(590)	—	(590)
Transfers into Level 3	—	—	—
Balance, end of period	$31,134	$1,920	$33,054
During the three months ended March 31, 2016 and 2015, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at March 31, 2016 and 2015.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$29,911	$18,509	$48,420
Other real estate owned	—	9,852	8	9,860
Total Assets	$—	$39,763	$18,517	$58,280

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$30,979	$12,820	$43,799
Other real estate owned	—	10,039	8	10,047
Total Assets	$—	$41,018	$12,828	$53,846
The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Impaired loans	$(7,702)	$(555)
Other real estate owned	(13)	(69)
Total losses	$(7,715)	$(624)
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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a current carrying value of $8.6 million as of March 31, 2016 and consists primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 12, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2016.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.1 million and $0.2 million at March 31, 2016 and December 31, 2015, respectively. See Note 5, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	March 31, 2016
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$62,141	$62,141	$62,141	$—	$—
Interest-bearing deposits	11,024	11,024	11,024	—	—
Securities available for sale	890,198	890,198	—	854,719	35,479
Securities held to maturity	396,444	400,964	—	400,964	—
Other investments	60,597	60,597	—	60,597	—
Loans held for sale	5,849	5,849	—	5,849	—
Loans	4,798,755	4,791,929	—	29,911	4,762,018
Financial liabilities
Deposits	4,301,655	4,303,085	—	4,303,085	—
Short-term borrowings	1,518,742	1,518,561	—	1,518,561	—
Subordinated debt	72,167	61,208	—	—	61,208
Long-term debt	9,175	9,999	—	9,999	—

	December 31, 2015
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$66,644	$66,644	$66,644	$—	$—
Interest-bearing deposits	2,808	2,808	2,808	—	—
Securities available for sale	886,560	886,560	—	848,732	37,828
Other investments	62,952	62,952	—	62,952	—
Loans held for sale	5,763	5,763	—	5,763	—
Loans	4,683,750	4,690,852	—	30,979	4,659,873
Financial liabilities
Deposits	4,195,894	4,198,817	—	4,198,817	—
Short-term borrowings	1,510,825	1,510,718	—	1,510,718	—
Subordinated debt	72,167	62,794	—	—	62,794
Long-term debt	9,314	9,834	—	9,834	—
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
We have 17 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have four risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
The periodic net settlement of interest rate swaps is recorded as an adjustment to "Interest and fees on loans" in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2016, there was a $0.4 million impact on interest income as a result of these interest rate swaps. Changes in the fair value of the effective portion of cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest and fees on loans," the same line item in the Condensed Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at March 31, 2016, and December 31, 2015, and changes in the fair value attributed to hedge ineffectiveness were not material.
The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(1,544)	$(542)
Notional Amount:
Interest rate derivatives	303,212	276,860
Interest rate caps	21,981	22,793
Risk participation agreements	128,481	126,612
Sold credit protection on risk participation agreements	(20,267)	(20,383)
Derivatives Designated as Hedging Instruments
Fair value adjustment	2,657	922
Notional Amount - Interest rate derivatives	200,000	200,000

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in "Other income" on the Condensed Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Non-hedging interest rate derivatives
Decrease in other income	$(1,014)	$(230)
Hedging interest rate derivatives
Increase in interest and fees on loans	430	381
Increase in other expense	15	9
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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of March 31, 2016 and December 31, 2015 was $164.5 million. No impairment charges on goodwill or other intangible assets were incurred in 2016 or 2015.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of March 31, 2016, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Note 13 New Accounting Pronouncements
In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606).” In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," with an original effective date for annual reporting periods beginning after December 15, 2016. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 deferred the effective date of ASU 2014-09 to annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the potential impact of ASU 2015-14 on our financial statements.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10)," which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This ASU addresses: 1. requiring equity investments to be measured at fair value, recognizing the changes in fair value through net income; 2. simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3. eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public entities; 4. eliminating the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; 5. requiring public entities to use the exit price notion when measuring the fair value of financial instruments; 6. requiring and entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 7. requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements;

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 8. clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 for public entities and for fiscal years beginning after December 15, 2018 for entities that are not public entities. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain relief; full retrospective application is prohibited. Management has not yet evaluated the impact of the ASU on First Commonwealth's financial condition or results of operations and will be monitoring developments and additional guidance closely to determine the potential impact of the new standard.
In March 2016, FASB issued ASU No. 2016-05, "Derivatives and Hedging (Topic 815)," which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This ASU is effective for public entities beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.
In March 2016, FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” This update requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three months ended March 31, 2016 and 2015, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 38 for the three months ended March 31, 2016 and 2015, respectively.

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

	For the Three Months Ended March 31,
	2016	2015
	(dollars in thousands, except per share data)
Net Income	$12,473	$14,221
Per Share Data:
Basic Earnings per Share	$0.14	$0.16
Diluted Earnings per Share	0.14	0.16
Cash Dividends Declared per Common Share	0.07	0.07
Average Balance:
Total assets	$6,617,594	$6,358,391
Total equity	730,354	718,315
End of Period Balance:
Net loans	$4,749,382	$4,390,904
Total assets	6,699,154	6,331,842
Total deposits	4,301,655	4,293,749
Total equity	733,314	712,860
Key Ratios:
Return on average assets	0.76%	0.91%
Return on average equity	6.87%	8.03%
Dividends payout ratio	50.00%	43.75%
Average equity to average assets ratio	11.04%	11.30%
Net interest margin	3.29%	3.35%
Net loans to deposits ratio	110.41%	102.26%

Results of Operations
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net Income
For the three months ended March 31, 2016, First Commonwealth had net income of $12.5 million, or $0.14 diluted earnings per share, compared to net income of $14.2 million, or $0.16 diluted earnings per share, in the three months ended March 31, 2015. The decrease in net income was primarily the result of an increase in the provision for credit losses offset by an increase in net interest income and declines in noninterest expense.
For the three months ended March 31, 2016, the Company’s return on average equity was 6.87% and its return on average assets was 0.76%, compared to 8.03% and 0.91%, respectively, for the three months ended March 31, 2015.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $49.7 million in the first three months of 2016, compared to $48.0 million for the same period in 2015. This increase was primarily due to growth in earning assets of $258.6 million. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income) at 78% and 77% for the three months ended March 31, 2016 and 2015, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.29% and 3.35% for the three months ended March 31, 2016 and March 31, 2015, respectively. The six basis point decline in the net interest margin is attributable to a $1.0 million FHLB special dividend received in the first quarter of 2015, which added seven basis points to the net interest margin for that period.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The taxable equivalent yield on interest-earning assets was 3.59% for the three months ended March 31, 2016, a decrease of 3 basis points compared to the 3.62% yield for the same period in 2015. Excluding the impact of the previously noted special FHLB dividend in the first quarter of 2015, the yield on interest-earning assets would have increased by four basis points. This increase is largely due to the investment portfolio yield, which, after excluding the impact of the $1.0 million special FHLB dividend, improved by 31 basis points when compared to the three months ended March 31, 2015. This increase can be attributed to the runoff or sale of lower yielding U.S. Agency securities which were replaced with higher yielding investment securities. Investment portfolio purchases during the three months ended March 31, 2016 have been primarily in mortgage-related assets with approximate durations of 48-60 months and municipal securities with a duration of five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities as interest rates rise.
The cost of interest-bearing liabilities increased to 0.39% for the three months ended March 31, 2016, from 0.35% for the same period in 2015, primarily due to an increase in the cost of short-term borrowings. Offsetting that increase was a 15 basis point decline in the cost of time deposits, as higher costing time deposits were replaced with growth in demand deposits, interest bearing demand deposits and short-term borrowings.
For the three months ended March 31, 2016, changes in interest rates negatively impacted net interest income by $1.3 million when compared with the same period in 2015. The lower yield on interest-earning assets adversely impacted net interest income by $269 thousand, while the increase in the cost of interest-bearing liabilities had an additional impact of $1.1 million. We have been able to partially mitigate the impact of interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, growing the loan portfolio and increasing our investment yields with the runoff and sales of lower yielding investments.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets more than offset the effect on net interest income. Average earning assets for the three months ended March 31, 2016 increased $258.6 million, or 4%, compared to the same period in 2015. Average loans for the three months ended March 31, 2016 increased $267.0 million, or 6.0%, compared to the same period in 2015.
Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $3.1 million in the three months ended March 31, 2016, as compared to the same period in 2015. Higher levels of interest-earning assets resulted in an increase of $2.7 million in interest income, while volume changes decreased interest expense by $0.4 million, primarily as the result of changes in time deposits, including brokered deposits.
Net interest income also benefited from a $104.2 million increase in average net free funds at March 31, 2016 as compared to March 31, 2015. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $94.2 million, or 9.4%, in noninterest-bearing demand deposit average balances. Additionally, higher cost time deposits continue to mature and reprice into lower cost deposits or other funding alternatives. Average time deposits for the three months ended March 31, 2016 decreased by $194.3 million compared to the comparable period in 2015.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended March 31:

	2016	2015
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$53,353	$51,085
Adjustment to fully taxable equivalent basis	942	818
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	54,295	51,903
Interest expense	4,546	3,913
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$49,749	$47,990

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended March 31:

	2016			2015
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$4,339	$6	0.56%	$5,205	$3	0.23%
Tax-free investment securities	59,987	556	3.73	27,731	269	3.93
Taxable investment securities	1,266,907	7,952	2.52	1,306,746	8,306	2.58
Loans, net of unearned income (b)(c)	4,745,252	45,781	3.88	4,478,240	43,325	3.92
Total interest-earning assets	6,076,485	54,295	3.59	5,817,922	51,903	3.62
Noninterest-earning assets:
Cash	65,120			63,048
Allowance for credit losses	(52,714)			(53,654)
Other assets	528,703			531,075
Total noninterest-earning assets	541,109			540,469
Total Assets	$6,617,594			$6,358,391
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$701,778	$85	0.05%	$639,831	$43	0.03%
Savings deposits (d)	1,852,118	590	0.13	1,861,314	602	0.13
Time deposits	594,929	914	0.62	789,272	1,505	0.77
Short-term borrowings	1,503,013	2,235	0.60	1,141,098	958	0.34
Long-term debt	81,409	722	3.57	147,389	805	2.22
Total interest-bearing liabilities	4,733,247	4,546	0.39	4,578,904	3,913	0.35
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,096,692			1,002,498
Other liabilities	57,301			58,674
Shareholders’ equity	730,354			718,315
Total Noninterest-Bearing Funding Sources	1,884,347			1,779,487
Total Liabilities and Shareholders’ Equity	$6,617,594			$6,358,391
Net Interest Income and Net Yield on Interest-Earning Assets		$49,749	3.29%		$47,990	3.35%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended March 31, 2016 compared with March 31, 2015:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$3	$—	$3
Tax-free investment securities	287	315	(28)
Taxable investment securities	(354)	(256)	(98)
Loans	2,456	2,602	(146)
Total interest income (b)	2,392	2,661	(269)
Interest-bearing liabilities:
Interest-bearing demand deposits	42	5	37
Savings deposits	(12)	(3)	(9)
Time deposits	(591)	(372)	(219)
Short-term borrowings	1,277	306	971
Long-term debt	(83)	(364)	281
Total interest expense	633	(428)	1,061
Net interest income	$1,759	$3,089	$(1,330)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the three months ended March 31:

	2016		2015
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$11,944	183%	$(341)	(30)%
Real estate construction	(209)	(3)	(535)	(46)
Residential real estate	286	4	193	17
Commercial real estate	(6,932)	(106)	670	58
Loans to individuals	1,437	22	1,172	101
Total	$6,526	100%	$1,159	100%
The provision for credit losses for the three months ended March 31, 2016 increased in comparison to the three months ended March 31, 2015 by $5.4 million. The level of the first quarter 2016 provision expense is primarily due to commercial, financial, agricultural and other loans as the result of an increase in historical loss factors, an increase in qualitative factors related to certain recovery rates as well as specific reserves established for one loan relationship. The negative provision expense for commercial real estate loans is a result of decreases in historical loss factors. The provision for loans to individuals is related to charge-offs in the indirect automobile portfolio as well as changes in qualitative factors which relate to the automobile industry.
The majority of the 2015 provision expense is attributable to loans to individuals as a result of charge-offs in the indirect auto portfolio. The negative provision in 2015 for the commercial, financial, and agricultural category can be attributed to $4.2 million in loans transferred to held for sale which resulted in the release of $1.1 million in specific reserves. Real estate construction reflects a negative reserve in 2015 as the result of a decline in historical loss factors for this category.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The allowance for credit losses was $55.2 million, or 1.15%, of total loans outstanding at March 31, 2016, compared to $50.8 million, or 1.08%, at December 31, 2015 and $46.7 million, or 1.05%, at March 31, 2015. The change compared to December 31, 2015, can be attributed to an $8.7 million, or 6%, increase in criticized loans, which includes an increase of $11.0 million, or 22%, in nonperforming loans as well as a $6.4 million increase in the level of specific reserves held on impaired loans. Nonperforming loans as a percentage of total loans increased to 1.29% at March 31, 2016 from 1.08% at December 31, 2015 and 1.11% as of March 31, 2015. The allowance to nonperforming loan ratio was 89.33%, 99.94% and 101.09% as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

Below is an analysis of the consolidated allowance for credit losses for the three months ended March 31, 2016 and 2015 and the year-ended December 31, 2015:

	March 31, 2016	March 31, 2015	December 31, 2015
	(dollars in thousands)
Balance, beginning of period	$50,812	$52,051	$52,051
Loans charged off:
Commercial, financial, agricultural and other	1,392	5,080	11,429
Real estate construction	—	—	8
Residential real estate	382	566	1,539
Commercial real estate	265	202	1,538
Loans to individuals	1,469	1,261	4,354
Total loans charged off	3,508	7,109	18,868
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	134	200	1,097
Real estate construction	223	—	84
Residential real estate	118	96	587
Commercial real estate	756	138	229
Loans to individuals	161	162	684
Total recoveries	1,392	596	2,681
Net credit losses	2,116	6,513	16,187
Provision charged to expense	6,526	1,159	14,948
Balance, end of period	$55,222	$46,697	$50,812

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the three months ended March 31:

	2016	2015	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,255	$1,421	$(166)	(12)%
Service charges on deposit accounts	3,708	3,318	390	12
Insurance and retail brokerage commissions	1,959	2,195	(236)	(11)
Income from bank owned life insurance	1,296	1,354	(58)	(4)
Card-related interchange income	3,557	3,418	139	4
Other income	2,076	1,947	129	7
Subtotal	13,851	13,653	198	1
Net securities gains	—	105	(105)	(100)
Gain on sale of mortgage loans	683	439	244	56
Gain on sale of other loans and assets	195	224	(29)	(13)
Derivatives mark to market expense	(1,014)	(230)	(784)	341
Total noninterest income	$13,715	$14,191	$(476)	(3)%

Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivative mark to market, increased $0.2 million, or 1%, for the first three months of 2016 compared to 2015. Service charges on deposit accounts increased $0.4 million and card-related interchange income increased $0.1 million, due to growth in the number of deposit accounts and increases in customer fee-related activity. Offsetting these increases were insurance and retail brokerage commissions and trust income, both of which decreased $0.2 million due to lower annuity and mutual fund sales. Other income increased compared to 2015, primarily due to a $0.1 million increase in fees received for interest rate swaps entered into by our commercial loan customers.
Total noninterest income for the three months ended March 31, 2016 decreased $0.5 million in comparison to the three months ended March 31, 2015. The most significant change includes an $0.8 million decrease related to the mark to market adjustment on interest rate swaps entered for our commercial loan customers. This negative adjustment does not reflect an actual loss on the swaps, but rather relates to a change in fair value due to increases in corporate bond spreads and swap rates.
Offsetting the derivative mark to market adjustment was a $0.2 million increase in the gains on sale of mortgage loans due to the continuing expansion of our mortgage business.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended March 31:

	2016	2015	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$21,677	$21,892	$(215)	(1)%
Net occupancy expense	3,481	3,911	(430)	(11)
Furniture and equipment expense - excluding IT conversion	2,867	2,680	187	7
Data processing expense	1,759	1,438	321	22
Pennsylvania shares tax expense	758	794	(36)	(5)
Intangible amortization	137	156	(19)	(12)
Collection and repossession expense	569	511	58	11
Other professional fees and services	791	930	(139)	(15)
FDIC insurance	1,038	1,059	(21)	(2)
Other operating expenses	4,727	5,221	(494)	(9)
Subtotal	37,804	38,592	(788)	(2)
Loss on sale or write-down of assets	96	262	(166)	(63)
Litigation and operational losses	244	1,000	(756)	76%
Total noninterest expense	$38,144	$39,854	$(1,710)	(4)%

Noninterest expense, excluding loss on sale or write-down of assets and litigation and operational losses, decreased $0.8 million, or 2%, for the three months ended March 31, 2016 compared to the same period in 2015. Contributing to the 2016 decrease is $0.5 million in other operating expenses primarily due to a $0.4 million decrease in the required reserves for unfunded loan commitments. Despite the addition of four branch locations as a result of the acquisition of First Community Bank in the fourth quarter of 2015, net occupancy was $0.4 million lower in the first quarter of 2016 as compared to the same period in 2015. Contributing to this decline is $0.2 million in lower snow removal costs and efficiencies related to the closure of four branch locations during 2015. Offsetting these decreases is an increase of $0.3 million in data processing expense primarily due to the issuance of chip debit cards to our customers during the first quarter of 2016.

Litigation and operational losses decreased $0.8 million for the three months ended March 31, 2016. In the first three months of 2015, operational losses are largely due to fraud losses recognized in conjunction with several merchant debit card breaches. There were no similar losses recognized in the first three months of 2016.
Income Tax
The provision for income taxes decreased $0.8 million for the three months ended March 31, 2016, compared to the corresponding period in 2015. The lower provision for income taxes was the result of a $2.5 million decrease in the level of income before taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended March 31, 2016 and 2015.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduced our tax rate below the 35% statutory rate produced an annual effective tax rate of 30.1% for both the three months ended March 31, 2016 and 2015.
As of March 31, 2016, our deferred tax assets totaled $31.0 million. Based on our evaluation as of March 31, 2016, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not needed. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first three months of 2016, liquidity provided from the net increase in short-term borrowings totaled $7.9 million, while the maturity and redemption of investment securities provided $42.7 million. This liquidity provided funds needed to originate loans, purchase investment securities and fund depositor withdrawals.  We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of March 31, 2016, our maximum borrowing capacity under this program was $1.0 billion and as of that date there was $0.6 million outstanding. Also included in this amount is a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of March 31, 2016, our outstanding certificates of deposits from this program have an average weighted rate of 0.45% and an average original term of 276 days.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At March 31, 2016, the borrowing capacity under this program totaled $651.3 million and there were no amounts outstanding.
As of March 31, 2016, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.6 billion and as of that date amounts used against this capacity included $1.4 billion in outstanding borrowings.
We also have available unused federal funds lines with four correspondent banks. These lines have an aggregate commitment of $170.0 million and there are no amounts outstanding as of March 31, 2016.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of March 31, 2016, there are no amounts outstanding on this line.
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

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Noninterest-bearing demand deposits	$1,155,795	$1,116,689
Interest-bearing demand deposits	92,125	86,365
Savings deposits	2,467,978	2,390,607
Time deposits	585,757	602,233
Total	$4,301,655	$4,195,894
During the first three months of 2016, total deposits increased $105.8 million due to an $83.1 million increase in interest-bearing demand and savings deposits and a $39.1 million million increase in noninterest-bearing demand deposits. These increases were offset by a $16.5 million decrease in time deposits. The decrease in time deposits is the result of a decline in wholesale certificates of deposit of $3.0 million coupled with a decline in core certificates of deposit of $13.5 million.

Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.71 and at both March 31, 2016 and December 31, 2015. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

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

The following is the gap analysis as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,431,725	$203,131	$295,675	$2,930,531	$1,436,901	$390,677
Investments	118,582	53,225	100,352	272,159	591,435	469,755
Other interest-earning assets	11,024	—	—	11,024	—	—
Total interest-sensitive assets (ISA)	2,561,331	256,356	396,027	3,213,714	2,028,336	860,432
Certificates of deposit	114,685	95,200	139,061	348,946	232,532	4,279
Other deposits	2,560,103	—	—	2,560,103	—	—
Borrowings	1,591,050	141	287	1,591,478	2,504	6,103
Total interest-sensitive liabilities (ISL)	4,265,838	95,341	139,348	4,500,527	235,036	10,382
Gap	$(1,704,507)	$161,015	$256,679	$(1,286,813)	$1,793,300	$850,050
ISA/ISL	0.60	2.69	2.84	0.71	8.63	82.88
Gap/Total assets	25.44%	2.40%	3.83%	19.21%	26.77%	12.69%

	December 31, 2015
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,371,092	$184,323	$315,162	$2,870,577	$1,439,199	$343,538
Investments	115,292	50,950	102,357	268,599	597,263	454,200
Other interest-earning assets	2,808	—	—	2,808	—	—
Total interest-sensitive assets (ISA)	2,489,192	235,273	417,519	3,141,984	2,036,462	797,738
Certificates of deposit	125,403	89,522	139,133	354,058	244,173	4,000
Other deposits	2,476,973	—	—	2,476,973	—	—
Borrowings	1,583,132	140	285	1,583,557	2,487	6,263
Total interest-sensitive liabilities (ISL)	4,185,508	89,662	139,418	4,414,588	246,660	10,263
Gap	$(1,696,316)	$145,611	$278,101	$(1,272,604)	$1,789,802	$787,475
ISA/ISL	0.59	2.62	2.99	0.71	8.26	77.73
Gap/Total assets	25.83%	2.22%	4.23%	19.38%	27.25%	11.99%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2016 ($)	$(7,042)	$(3,566)	$1,287	$2,381
March 31, 2016 (%)	(3.54)%	(1.79)%	0.65%	1.20%

December 31, 2015 ($)	$(7,293)	$(2,438)	$916	$1,900
December 31, 2015 (%)	(3.74)%	(1.25)%	0.47%	0.97%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2016 ($)	$(10,046)	$(5,339)	$1,503	$2,863
March 31, 2016 (%)	(5.05)%	(2.68)%	0.75%	1.44%

December 31, 2015 ($)	$(11,405)	$(5,132)	$1,842	$3,658
December 31, 2015 (%)	(5.85)%	(2.63)%	0.94%	1.88%
The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the three months ended March 31, 2016 and 2015, the cost of our interest-bearing liabilities averaged 0.39% and 0.35%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.59% and 3.62%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $4.1 million at March 31, 2016 and is classified in "Other liabilities" on the Condensed Consolidated Statements of Financial Condition.

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
As of March 31, 2016, the Company had a total of $146.3 million in commitments to the Oil and Gas Industry, with $63.7 million in outstanding loan balances against those commitments. Of this total, commitments of $40.3 million with outstanding balances of $10.6 million are for exploration and production, while $106.0 million in commitments, with outstanding balances of $53.0 million, are related to ancillary businesses.
One customer accounts for 49.6% of the loans related to exploration and production and is a pass-rated credit. This credit facility is primarily used to support letters of credit and has little or no usage. One commercial relationship totaling $6.5 million is categorized as a non-pass accruing credit. One commercial relationship in this category, totaling $2.4 million, is on non-performing status since before the oil price decline in the third quarter of 2014.
The ancillary businesses sector consisst of well services, transportation, and providing equipment and materials to support the oil and gas industry. Two customers, which account for 36.7% of the ancillary business exposure, are bulk transporters of refined product and are not expected to be negatively impacted from lower oil prices. There are two pass-rated credits, with total commitments of $28.2 million, in the ancillary business sector that will see some impact from reduced drilling activity due to lower oil and gas prices. Three commercial relationships with $10.9 million in outstanding loans for ancillary businesses are on non-performing status.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first three months of 2016, 16 loans totaling $5.0 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans increased $1.8 million from December 31, 2015 due primarily to the addition of a $3.7 million commercial and industrial loan, partially offset by a $1.1 million charge-off on a loan previously categorized as a troubled debt restructure. Please refer to Note 8, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
Nonperforming loans, including loans held for sale, increased $11.0 million to $61.8 million at March 31, 2016 compared to $50.8 million at December 31, 2015. This increase is primarily due to the addition of an $11.5 million commercial loan relationship with a steel and aluminum servicing company.
The allowance for credit losses as a percentage of nonperforming loans was 89.33% as of March 31, 2016 compared to 99.94% at December 31, 2015 and 101.09% at March 31, 2015. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $13.4 million and general reserves of $41.8 million as of March 31, 2016. Specific reserves increased $6.4 million from December 31, 2015, and $9.6 million from March 31, 2015. The increase in specific reserves in the first three months of 2016 is primarily due to specific reserves related to one new impaired loan. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at March 31, 2016.
Criticized loans totaled $142.6 million at March 31, 2016 and represented 3.0% of the loan portfolio. The level of criticized loans increased as of March 31, 2016 when compared to December 31, 2015, by $8.7 million, or 6.5%. Classified loans totaled $110.8 million at March 31, 2016 compared to $86.4 million at December 31, 2015, an increase of $24.4 million, or 28.2%.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Delinquency on accruing loans for the same period decreased $2.7 million, or 21.2%, the majority of which are commercial real estate and residential real estate loans.
The allowance for credit losses was $55.2 million at March 31, 2016 or 1.15% of total loans outstanding compared to 1.08% reported at December 31, 2015 and 1.05% at March 31, 2015. General reserves, or the portion of the allowance related to loans which were not specifically evaluated for impairment, as a percentage of non-impaired loans were 0.88% at March 31, 2016 compared to 0.94% at December 31, 2015 and 0.98% at March 31, 2015.
The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	March 31,				December 31, 2015
	2016		2015
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$33,470		$24,587		$24,345
Loans held for sale on a nonaccrual basis	—		3,011		—
Troubled debt restructured loans on nonaccrual basis	13,366		8,978		12,360
Troubled debt restructured loans on accrual basis	14,979		12,630		14,139
Total nonperforming loans	$61,815		$49,206		$50,844
Loans past due 30 to 90 days and still accruing	$8,866		$10,192		$10,476
Loans past due in excess of 90 days and still accruing	$1,330		$4,245		$2,455
Other real estate owned	$8,636		$7,025		$9,398
Loans held for sale at end of period	$5,849		$5,892		$5,763
Loans outstanding at end of period	$4,798,755		$4,437,601		$4,683,750
Average loans outstanding	$4,745,252	(a)	$4,478,240	(a)	$4,553,634	(b)
Nonperforming loans as a percentage of total loans	1.29%		1.11%		1.08%
Provision for credit losses	$6,526	(a)	$1,159	(a)	$14,948	(b)
Allowance for credit losses	$55,222		$46,697		$50,812
Net charge-offs	$2,116	(a)	$6,513	(a)	$16,187	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.18%		0.59%		0.36%
Provision for credit losses as a percentage of net charge-offs	308.41%	(a)	17.80%	(a)	92.35%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.15%		1.05%		1.08%
Allowance for credit losses as a percentage of nonperforming loans (c)	89.33%		101.09%		99.94%

(a)	For the three-month period ended.

(b)	For the twelve-month period ended.

(c)	Does not include nonperforming loans held for sale.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,190,384	25%	$1,150,906	25%
Real estate construction	256,856	5	220,736	5
Residential real estate	1,212,962	25	1,224,465	26
Commercial real estate	1,552,904	33	1,479,000	31
Loans to individuals	585,649	12	608,643	13
Total loans and leases net of unearned income	$4,798,755	100%	$4,683,750	100%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

During the three months ended March 31, 2016, loans increased $115.0 million, or 2%, compared to balances outstanding at December 31, 2015. During the three months ended March 31, 2016, growth in the commercial, financial, agricultural and other portfolio and commercial real estate loans can largely be attributed to growth in middle market lending in Pennsylvania and contiguous states. The increase in construction loans is primarily the result of several multifamily and hospitality projects in the Columbus, Cleveland and Pittsburgh markets. Declines in the loans to individuals category is primarily due to a decline in indirect auto loans. The decrease in residential real estate loans is the result of continued runoff in our mortgage portfolio, as many of the loans originated by our mortgage banking area are sold in the secondary market.
Net charge-offs for the three months ended March 31, 2016 totaled $2.1 million compared to $6.5 million for the three months ended March 31, 2015. The most significant charge-offs during the three months ended March 31, 2016 include a $1.1 million partial charge-off of two commercial industrial loans related to a local energy company. During the three months ended March 31, 2015, the most significant charge-offs included a $3.3 million partial charge-off of two commercial industrial loans related to a local energy company and a $1.2 million charge-off of a commercial relationship that was transferred to loans held for sale.

	For the Three Months Ended March 31, 2016			As of March 31, 2016
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,258	59.45%	0.11%	$42,646	68.99%	0.89%
Real estate construction	(223)	(10.54)	(0.02)	—	—	—
Residential real estate	264	12.48	0.02	11,344	18.35	0.24
Commercial real estate	(491)	(23.20)	(0.04)	7,327	11.85	0.15
Loans to individuals	1,308	61.81	0.11	498	0.81	0.01
Total loans, net of unearned income	$2,116	100.00%	0.18%	$61,815	100.00%	1.29%
As the above table illustrates, commercial, financial, agricultural and other, residential real estate and commercial real estate loans represented a significant portion of the nonperforming loans as of March 31, 2016. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At March 31, 2016, shareholders’ equity was $733.3 million, an increase of $13.8 million from December 31, 2015. The increase was primarily the result of a $12.5 million increase in net income and an increase of $7.7 million in the fair value of available for sale investments. These increases were partially offset by $6.2 million of dividends paid to shareholders and $0.5 million of common stock repurchases. Cash dividends declared per common share were $0.07 for the three months ended March 31, 2016 and 2015.
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
Effective January 1, 2015, the Company became subject to the new regulatory risk-based capital rules adopted by the federal banking agencies implementing Basel III. The most significant changes include higher minimum capital requirements, as the minimum Tier I capital ratio increased from 4.0% to 6.0% and a new common equity Tier I capital ratio was established with a

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

minimum level of 4.5%. Additionally, the new rules improve the quality of capital by providing stricter eligibility criteria for regulatory capital instruments and provide for a phase-in, beginning January 1, 2016, of a capital conservation buffer of 2.5% of risk-weighted assets. This buffer provides a requirement to hold common equity Tier 1 capital above the minimum risk-based capital requirements, resulting in an effective common equity Tier I risk-weighted asset minimum ratio of 7% on a fully phased-in basis.
The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Company elected to retain this treatment, which reduces the volatility of regulatory capital levels.
As of March 31, 2016, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$692,174	12.13%	$492,266	8.625%	$599,281	10.50%	$570,743	10.00%
First Commonwealth Bank	661,798	11.60	492,207	8.625	599,209	10.50	570,675	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$632,879	11.09%	$378,118	6.625%	$485,132	8.50%	$456,595	8.00%
First Commonwealth Bank	602,503	10.56	378,072	6.625	485,074	8.50	456,540	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$632,879	9.81%	$258,097	4.000%	$258,097	4.00%	$322,622	5.00%
First Commonwealth Bank	602,503	9.36	257,466	4.000	257,466	4.00	321,832	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$562,879	9.86%	$292,506	5.125%	$399,520	7.00%	$370,983	6.50%
First Commonwealth Bank	537,927	9.43	292,471	5.125	399,473	7.00	370,939	6.50
On February 17, 2016, First Commonwealth's Board of Directors authorized a $25.0 million common stock repurchase program. As of March 31, 2016, First Commonwealth had repurchased 19,447 shares at an average price of $8.44 per share under this program.
On April 26, 2016, First Commonwealth Financial Corporation declared a quarterly dividend of $0.07 per share payable on May 20, 2016 to shareholders of record as of May 6, 2016. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

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
The information required by this item is set forth in Part I, Item 1, Note 5, "Commitments and Contingent Liabilities," which is incorporated herein by reference in response to this item.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 17, 2016, First Commonwealth's Board of Directors authorized a $25.0 million common stock repurchase program. The following table details the amount of shares repurchased under this program during the first quarter of 2016:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
January 31, 2016	32,169	$9.07	0	2,863,688
February 29, 2016	19,447	8.44	19,447	2,891,304
March 31, 2016	3,685	8.77	0	2,803,194

Total	55,301	$8.83	19,447

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $8.73 at January 31, 2016, $8.59 at February 29, 2016, and $8.86 at March 31, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	2016 Annual Incentive Plan	Filed herewith

10.2	2016-2018 Long-Term Incentive Plan	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: May 9, 2016	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: May 9, 2016	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer