Form 10-Q
period 2016-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2016-08-09
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of August 8, 2016, was 88,949,995.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2016	December 31, 2015
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$68,163	$66,644
Interest-bearing bank deposits	30,457	2,808
Securities available for sale, at fair value	855,333	886,560
Securities held to maturity, at amortized cost (Fair value of $414,770 and $382,341 at June 30, 2016 and December 31, 2015, respectively)	405,976	384,324
Other investments	58,087	62,952
Loans held for sale	11,613	5,763
Loans:
Portfolio loans	4,843,776	4,683,750
Allowance for credit losses	(59,821)	(50,812)
Net loans	4,783,955	4,632,938
Premises and equipment, net	63,921	63,454
Other real estate owned	8,604	9,398
Goodwill	164,500	164,500
Amortizing intangibles, net	981	1,231
Bank owned life insurance	184,684	182,601
Other assets	113,547	103,717
Total assets	$6,749,821	$6,566,890
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,136,629	$1,116,689
Interest-bearing	3,257,891	3,079,205
Total deposits	4,394,520	4,195,894
Short-term borrowings	1,464,687	1,510,825
Subordinated debentures	72,167	72,167
Other long-term debt	9,034	9,314
Total long-term debt	81,201	81,481
Other liabilities	67,627	59,144
Total liabilities	6,008,035	5,847,344
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued at June 30, 2016 and December 31, 2015, and 88,949,995 and 88,961,268 shares outstanding at June 30, 2016 and December 31, 2015, respectively	105,563	105,563
Additional paid-in capital	366,181	365,981
Retained earnings	390,110	378,081
Accumulated other comprehensive income (loss), net	7,947	(2,386)
Treasury stock (16,613,460 and 16,602,187 shares at June 30, 2016 and December 31, 2015, respectively)	(128,015)	(127,693)
Total shareholders’ equity	741,786	719,546
Total liabilities and shareholders’ equity	$6,749,821	$6,566,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$45,698	$42,650	$90,732	$85,251
Interest and dividends on investments:
Taxable interest	7,028	6,735	14,174	13,552
Interest exempt from federal income taxes	371	210	732	385
Dividends	748	553	1,554	2,042
Interest on bank deposits	5	2	11	5
Total interest income	53,850	50,150	107,203	101,235
Interest Expense
Interest on deposits	1,928	1,880	3,517	4,030
Interest on short-term borrowings	2,100	1,116	4,335	2,074
Interest on subordinated debentures	644	579	1,278	1,148
Interest on other long-term debt	87	205	175	441
Total interest expense	4,759	3,780	9,305	7,693
Net Interest Income	49,091	46,370	97,898	93,542
Provision for credit losses	10,372	3,038	16,898	4,197
Net Interest Income after Provision for Credit Losses	38,719	43,332	81,000	89,345
Noninterest Income
Net securities gains	28	20	28	125
Trust income	1,320	1,476	2,575	2,897
Service charges on deposit accounts	3,845	3,872	7,553	7,190
Insurance and retail brokerage commissions	1,985	2,178	3,944	4,373
Income from bank owned life insurance	1,311	1,378	2,607	2,732
Gain on sale of mortgage loans	932	585	1,615	1,024
Gain on sale of other loans and assets	466	396	661	620
Card-related interchange income	3,784	3,729	7,341	7,147
Derivatives mark to market	(531)	593	(1,545)	363
Swap fee income	800	283	1,260	643
Other income	1,618	1,837	3,234	3,424
Total noninterest income	15,558	16,347	29,273	30,538
Noninterest Expense
Salaries and employee benefits	19,888	22,001	41,565	43,893
Net occupancy expense	3,186	3,316	6,667	7,227
Furniture and equipment expense	2,882	2,630	5,749	5,310
Data processing expense	1,788	1,509	3,547	2,947
Pennsylvania shares tax expense	1,092	1,110	1,850	1,904
Intangible amortization	114	156	251	312
Collection and repossession expense	474	917	1,043	1,428
Other professional fees and services	913	945	1,704	1,875
FDIC insurance	1,062	1,025	2,100	2,084
Loss on sale or write-down of assets	345	1,635	441	1,897
Litigation and operational losses	635	323	879	1,323
Other operating expenses	5,031	5,067	9,758	10,288
Total noninterest expense	37,410	40,634	75,554	80,488
Income Before Income Taxes	16,867	19,045	34,719	39,395
Income tax provision	4,860	5,598	10,239	11,727
Net Income	$12,007	$13,447	$24,480	$27,668
Average Shares Outstanding	88,831,758	88,922,392	88,835,923	89,893,662
Average Shares Outstanding Assuming Dilution	88,838,614	88,939,003	88,840,683	89,903,550
Per Share Data:
Basic Earnings per Share	$0.14	$0.15	$0.28	$0.31
Diluted Earnings per Share	$0.14	$0.15	$0.28	$0.31
Cash Dividends Declared per Common Share	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net Income	$12,007	$13,447	$24,480	$27,668
Other comprehensive income (loss), before tax (expense) benefit:
Unrealized holding gains (losses) on securities arising during the period	3,802	(3,814)	13,872	6,166
Less: reclassification adjustment for gains on securities included in net income	(28)	(20)	(28)	(125)
Unrealized holding gains (losses) on derivatives arising during the period	359	(527)	2,094	668
Less: reclassification adjustment for gains on derivatives included in net income	(26)	(11)	(41)	(6)
Total other comprehensive income (loss), before tax (expense) benefit	4,107	(4,372)	15,897	6,703
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,438)	1,530	(5,564)	(2,344)
Total other comprehensive income (loss)	2,669	(2,842)	10,333	4,359
Comprehensive Income	$14,676	$10,605	$34,813	$32,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2015	88,961,268	$105,563	$365,981	$378,081	$(2,386)	$(127,693)	$719,546
Net income				24,480			24,480
Other comprehensive income					10,333		10,333
Cash dividends declared ($0.14 per share)				(12,451)			(12,451)
Treasury stock acquired	(97,769)					(902)	(902)
Treasury stock reissued	23,148		39	—		177	216
Restricted stock	63,348	—	161	—		403	564
Balance at June 30, 2016	88,949,995	$105,563	$366,181	$390,110	$7,947	$(128,015)	$741,786

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2014	91,723,028	$105,563	$365,615	$353,027	$(4,499)	$(103,561)	$716,145
Net income				27,668			27,668
Other comprehensive income					4,359		4,359
Cash dividends declared ($0.14 per share)				(12,635)			(12,635)
Treasury stock acquired	(2,918,066)					(25,383)	(25,383)
Treasury stock reissued	20,936		32	—		160	192
Restricted stock	134,370	—	286	—		574	860
Balance at June 30, 2015	88,960,268	$105,563	$365,933	$368,060	$(140)	$(128,210)	$711,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Operating Activities	(dollars in thousands)
Net income	$24,480	$27,668
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,898	4,197
Deferred tax expense	1,909	7,102
Depreciation and amortization	3,481	3,802
Net gains on securities and other assets	(372)	(235)
Net amortization of premiums and discounts on securities	2,264	1,151
Income from increase in cash surrender value of bank owned life insurance	(2,607)	(2,732)
(Increase) decrease in interest receivable	(315)	74
Mortgage loans originated for sale	(56,139)	(39,941)
Proceeds from sale of mortgage loans	55,251	36,079
Decrease in interest payable	(84)	(200)
(Decrease) increase in income taxes payable	(2,534)	503
Other-net	(4,758)	(14,817)
Net cash provided by operating activities	37,474	22,651
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	18,601	1,115
Purchases	(40,161)	(131,145)
Transactions with securities available for sale:
Proceeds from sales	55,744	—
Proceeds from maturities and redemptions	82,527	235,971
Purchases	(94,777)	(10,800)
Purchases of FHLB stock	(20,324)	(29,251)
Proceeds from the redemption of FHLB stock	25,189	20,449
Proceeds from bank owned life insurance	—	294
Proceeds from sale of loans	213	102
Proceeds from sale of other assets	3,621	2,282
Net increase in loans	(173,817)	(48,785)
Purchases of other assets	(204)	—
Purchases of premises and equipment	(4,201)	(2,521)
Net cash (used in) provided by investing activities	(147,589)	37,711
Financing Activities
Net (decrease) increase in federal funds purchased	(4,000)	15,000
Net (decrease) increase in other short-term borrowings	(42,138)	111,041
Net increase (decrease) in deposits	198,838	(105,404)
Repayments of other long-term debt	(280)	(50,270)
Dividends paid	(12,451)	(12,635)
Proceeds from reissuance of treasury stock	216	192
Purchase of treasury stock	(902)	(25,383)
Net cash provided by (used in) financing activities	139,283	(67,459)
Net increase (decrease) in cash and cash equivalents	29,168	(7,097)
Cash and cash equivalents at January 1	69,452	74,538
Cash and cash equivalents at June 30	$98,620	$67,441

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
The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year of 2016. These interim financial statements should be read in conjunction with First Commonwealth’s 2015 Annual Report on Form 10-K.
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

	For the Six Months Ended June 30,
	2016			2015
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$13,872	$(4,855)	$9,017	$6,166	$(2,156)	$4,010
Reclassification adjustment for gains on securities included in net income	(28)	10	(18)	(125)	44	(81)
Total unrealized gains on securities	13,844	(4,845)	8,999	6,041	(2,112)	3,929
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	2,094	(733)	1,361	668	(234)	434
Reclassification adjustment for gains on derivatives included in net income	(41)	14	(27)	(6)	2	(4)
Total unrealized gains on derivatives	2,053	(719)	1,334	662	(232)	430
Total other comprehensive income	$15,897	$(5,564)	$10,333	$6,703	$(2,344)	$4,359

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2016			2015
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$3,802	$(1,331)	$2,471	$(3,814)	$1,335	$(2,479)
Reclassification adjustment for gains on securities included in net income	(28)	10	(18)	(20)	7	(13)
Total unrealized gains (losses) on securities	3,774	(1,321)	2,453	(3,834)	1,342	(2,492)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	359	(126)	233	(527)	184	(343)
Reclassification adjustment for gains on derivatives included in net income	(26)	9	(17)	(11)	4	(7)
Total unrealized gains (losses) on derivatives	333	(117)	216	(538)	188	(350)
Total other comprehensive income (loss)	$4,107	$(1,438)	$2,669	$(4,372)	$1,530	$(2,842)

The following table details the change in components of OCI for the six months ended June 30:

	2016				2015
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at December 31	$(2,956)	$10	$560	$(2,386)	$(4,875)	$76	$300	$(4,499)
Other comprehensive income before reclassification adjustment	9,017	—	1,361	10,378	4,010	—	434	4,444
Amounts reclassified from accumulated other comprehensive (loss) income	(18)	—	(27)	(45)	(81)	—	(4)	(85)
Net other comprehensive income during the period	8,999	—	1,334	10,333	3,929	—	430	4,359
Balance at June 30	$6,043	$10	$1,894	$7,947	$(946)	$76	$730	$(140)

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest, as well as detail on non-cash investing and financing activities for the six months ended June 30:

	2016	2015
	(dollars in thousands)
Cash paid during the period for:
Interest	$9,583	$7,893
Income taxes	10,500	4,000
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	2,632	2,315
Loans transferred from held to maturity to held for sale	3,573	3,071
Gross increase in market value adjustment to securities available for sale	13,845	6,036
Gross increase in market value adjustment to derivatives	2,053	662
Investments committed to purchase, not settled	1,946	1,817
Proceeds from death benefit on bank-owned life insurance not received	523	—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average common shares issued	105,563,455	105,563,455	105,563,455	105,563,455
Average treasury stock shares	(16,620,341)	(16,445,760)	(16,621,717)	(15,480,232)
Average unearned nonvested shares	(111,356)	(195,303)	(105,815)	(189,561)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	88,831,758	88,922,392	88,835,923	89,893,662
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	6,856	16,611	4,760	9,888
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	88,838,614	88,939,003	88,840,683	89,903,550
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the six months ended June 30 because to do so would have been antidilutive.

	2016			2015
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	81,887	7.57	9.84	146,933	5.26	9.26

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
The following table identifies the notional amount of those instruments at:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,616,286	$1,643,187
Financial standby letters of credit	19,256	17,843
Performance standby letters of credit	28,067	26,497
Commercial letters of credit	1,615	1,672

The notional amounts outstanding as of June 30, 2016 include amounts issued in 2016 of $13 thousand in financial standby letters of credit, $2.3 million in performance standby letters of credit and $0.2 million commercial letters of credit. A liability of $0.2 million has been recorded as of both June 30, 2016 and December 31, 2015 which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $3.5 million as of June 30, 2016 and $4.4 million as of December 31, 2015. This liability is reflected in "Other liabilities" in the Condensed Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2016, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $7 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
First Commonwealth Financial Corporation and First Commonwealth Bank were named defendants in an action commenced August 27, 2015 by eight named plaintiffs that is pending in the Court of Common Pleas of Jefferson County, Pennsylvania.  The plaintiffs allege that the Bank repossessed motor vehicles, sold the vehicles and sought to collect deficiency balances in a manner that did not comply with the notice requirements of the Pennsylvania Uniform Commercial Code (UCC), charged inappropriate costs and fees, including storage costs for dates that a repossessed vehicle was not in storage, and wrongly filed forms with the Department of Motor Vehicles asserting that the Bank had complied with applicable laws relating to the repossession of the vehicles. The plaintiffs seek to pursue the action as a class action on behalf of the named plaintiffs and other similarly situated plaintiffs who had their automobiles repossessed and seek to recover damages under the UCC and the Pennsylvania Fair Credit Extension Uniformity Act. First Commonwealth and the Bank contest the plaintiffs’ allegations and intend to oppose class certification.  The Bank has also asserted counterclaims for breach of contract, set-off and recoupment against the plaintiffs, individually, and as representatives of the putative class.  The Bank and counsel for the plaintiffs reached an agreement-in-principle to settle the litigation during the second quarter. The parties are negotiating the terms of a definitive settlement agreement which would be subject to court approval and other customary conditions. The estimated cost of the settlement to the Bank was recorded as a liability as of June 30, 2016. As set forth in the preceding paragraph, all current litigation matters, including this action, are believed to be within the range of reasonably possible losses set forth in the preceding paragraph.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$16,730	$2,032	$—	$18,762	$20,034	$2,071	$(13)	$22,092
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	732,618	15,012	(234)	747,396	778,476	7,983	(8,882)	777,577
Mortgage-Backed Securities – Commercial	2	—	—	2	28	—	—	28
Other Government-Sponsored Enterprises	19,300	22	—	19,322	19,201	2	(85)	19,118
Obligations of States and Political Subdivisions	27,071	965	—	28,036	27,066	532	—	27,598
Corporate Securities	5,898	524	—	6,422	1,897	422	—	2,319
Pooled Trust Preferred Collateralized Debt Obligations	42,750	500	(9,527)	33,723	42,239	916	(7,497)	35,658
Total Debt Securities	844,369	19,055	(9,761)	853,663	888,941	11,926	(16,477)	884,390
Equities	1,670	—	—	1,670	2,170	—	—	2,170
Total Securities Available for Sale	$846,039	$19,055	$(9,761)	$855,333	$891,111	$11,926	$(16,477)	$886,560

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2016, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$2,601	$2,602
Due after 1 but within 5 years	20,696	20,780
Due after 5 but within 10 years	27,070	28,036
Due after 10 years	44,652	36,085
	95,019	87,503
Mortgage-Backed Securities (a)	749,350	766,160
Total Debt Securities	$844,369	$853,663

(a)
Mortgage Backed Securities include an amortized cost of $16.7 million and a fair value of $18.8 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $732.6 million and a fair value of $747.4 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the six months ended June 30:

	2016	2015
	(dollars in thousands)
Proceeds from sales	$55,744	$—
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$304	$—
Gross losses	(276)	—
	28	—
Maturities and impairment
Gross gains	—	105
Gross losses	—	—
Other-than-temporary impairment	—	—
	—	105
Net gains and impairment	$28	$105

Securities available for sale with an estimated fair value of $475.9 million and $416.1 million were pledged as of June 30, 2016 and December 31, 2015, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$4,712	$146	$—	$4,858	$4,775	$—	$(7)	$4,768
Mortgage-Backed Securities- Commercial	36,529	403	—	36,932	16,843	—	(247)	16,596
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	313,987	6,746	—	320,733	315,609	30	(1,824)	313,815
Mortgage-Backed Securities – Commercial	14,940	460	—	15,400	15,187	—	(178)	15,009
Obligations of States and Political Subdivisions	35,808	1,039	—	36,847	31,910	301	(58)	32,153
Total Securities Held to Maturity	$405,976	$8,794	$—	$414,770	$384,324	$331	$(2,314)	$382,341
The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	1,231	1,265
Due after 5 but within 10 years	28,052	28,940
Due after 10 years	6,525	6,642
	35,808	36,847
Mortgage-Backed Securities (a)	370,168	377,923
Total Debt Securities	$405,976	$414,770

(a)
Mortgage Backed Securities include an amortized cost of $41.2 million and a fair value of $41.8 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $328.9 million and a fair value of $336.1 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Securities held to maturity with an amortized cost of $291.5 million and $45.7 million were pledged as of June 30, 2016 and December 31, 2015, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit-related other-than-temporary impairment on debt securities is recognized in earnings, while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the six months ended June 30, 2016 and 2015, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at June 30, 2016 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	$15,227	$(13)	$64,716	$(221)	$79,943	$(234)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	28,276	(9,527)	28,276	(9,527)
Total Securities	$15,227	$(13)	$92,992	$(9,748)	$108,219	$(9,761)

At June 30, 2016, fixed income securities issued by U.S. Government-sponsored enterprises comprised 2% of total unrealized losses due to changes in market interest rates. Pooled trust preferred collateralized debt obligations accounted for 98% of the unrealized losses primarily due to the illiquid market for this investment type. At June 30, 2016, there are 19 debt securities in an unrealized loss position.

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
As of June 30, 2016, our corporate securities had an amortized cost and an estimated fair value of $5.9 million and $6.4 million, respectively. As of December 31, 2015, our corporate securities had an amortized cost and estimated fair value of $1.9 million and $2.3 million, respectively. Corporate securities are comprised of debt for large regional banks. There were no corporate securities in an unrealized loss position as of June 30, 2016 and December 31, 2015. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
As of June 30, 2016, the book value of our pooled trust preferred collateralized debt obligations totaled $42.8 million with an estimated fair value of $33.7 million, which includes securities comprised of 274 banks and other financial institutions. All of our pooled securities are mezzanine tranches, three of which have no senior class remaining in the issue. The credit ratings on all of our issues are below investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of June 30, 2016, after taking into account management’s best estimates of future interest deferrals and defaults, three of our securities had no excess subordination in the tranches we own and six of our securities had excess subordination which ranged from 2% to 82% of the current performing collateral.

The following table provides information related to our pooled trust preferred collateralized debt obligations as of June 30, 2016:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL IV	Mezzanine	$1,830	$1,301	$(529)	B1/BB	6	18.05%	58.51%
Pre TSL VII	Mezzanine	3,061	3,324	263	Ca/-	14	49.68	—
Pre TSL VIII	Mezzanine	2,042	1,691	(351)	C/C	28	53.00	—
Pre TSL IX	Mezzanine	2,394	1,797	(597)	B1/C	38	29.80	9.73
Pre TSL X	Mezzanine	1,675	1,817	142	Caa1/C	43	32.22	2.20
Pre TSL XII	Mezzanine	5,786	4,442	(1,344)	B3/C	66	22.03	—
Pre TSL XIII	Mezzanine	12,828	9,971	(2,857)	Ba3/C	56	11.34	47.86
Pre TSL XIV	Mezzanine	12,924	9,075	(3,849)	B1/CC	56	15.21	38.08
MMCap I	Mezzanine	210	305	95	Ca/C	8	58.11	81.96
Total		$42,750	$33,723	$(9,027)

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
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the three and six months ended June 30, 2016 and 2015, there were no credit-related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments, we determine a credit-related portion and a non-credit related portion of other-than-temporary impairment. The credit-related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit-related impairment. A discounted cash flow analysis provides the best estimate of credit-related other-than-temporary impairment for these securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at June 30, 2016. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

•
Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they will become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of June 30, 2016, default probabilities for performing collateral ranged from 0.33% to 75%.

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
Our cash flow analysis as of June 30, 2016, indicates that no credit-related other-than-temporary impairment has occurred on our pooled trust preferred securities during the six months ended June 30, 2016. Based upon the analysis performed by management, it is probable that three of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior periods. These securities are identified in the table on page 15 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of June 30, 2016 indicates it is probable that we will collect all contractual principal and interest payments. For four of those securities, PreTSL IX, PreTSL XIII, PreTSL XIV and MMCap I, other-than-temporary impairment charges were recorded in prior periods; however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL IV. Our cash flow analysis as of June 30, 2016, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in the present value of estimated future principal and interest payments exceeding the securities' current book value. The excess for each bond of the present value of future cash flows over our current book value ranges from 20% to 127% and will be recognized as an adjustment to yield over the remaining life of these securities. The excess subordination recognized as an adjustment to yield is reflected in the following table as increases in cash flows expected to be collected.
The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Balance, beginning (a)	$24,590	$25,707	$24,851	$26,246
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(280)	(341)	(541)	(662)
Reduction for debt securities called during the period	—	—	—	(218)
Balance, ending	$24,310	$25,366	$24,310	$25,366

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
In the first six months of 2016 and 2015, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of June 30, 2016 and 2015, there were no equity securities in an unrealized loss position.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2016 and December 31, 2015, our FHLB stock totaled $58.1 million and $63.0 million, respectively, and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and six months ended June 30, 2016.
Note 8 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,185,062	$1,150,906
Real estate construction	242,132	220,736
Residential real estate	1,199,005	1,224,465
Commercial real estate	1,648,222	1,479,000
Loans to individuals	569,355	608,643
Total loans	$4,843,776	$4,683,750
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	June 30, 2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$1,095,516	$241,840	$1,183,847	$1,625,206	$569,087	$4,715,496
Non-Pass
OAEM	11,923	292	6,846	7,221	—	26,282
Substandard	77,623	—	8,312	15,795	268	101,998
Doubtful	—	—	—	—	—	—
Total Non-Pass	89,546	292	15,158	23,016	268	128,280
Total	$1,185,062	$242,132	$1,199,005	$1,648,222	$569,355	$4,843,776

	December 31, 2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$1,074,858	$220,267	$1,209,606	$1,436,714	$608,342	$4,549,787
Non-Pass
OAEM	11,825	442	5,244	30,012	—	47,523
Substandard	64,223	27	9,615	12,274	301	86,440
Doubtful	—	—	—	—	—	—
Total Non-Pass	76,048	469	14,859	42,286	301	133,963
Total	$1,150,906	$220,736	$1,224,465	$1,479,000	$608,643	$4,683,750
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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of June 30, 2016. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of June 30, 2016 and December 31, 2015. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	June 30, 2016
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,344	$714	$283	$37,429	$40,770	$1,144,292	$1,185,062
Real estate construction	—	—	—	—	—	242,132	242,132
Residential real estate	4,544	1,542	243	6,448	12,777	1,186,228	1,199,005
Commercial real estate	1,166	—	1	3,931	5,098	1,643,124	1,648,222
Loans to individuals	2,072	700	857	268	3,897	565,458	569,355
Total	$10,126	$2,956	$1,384	$48,076	$62,542	$4,781,234	$4,843,776

	December 31, 2015
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$364	$49	$129	$23,653	$24,195	$1,126,711	$1,150,906
Real estate construction	280	—	—	28	308	220,428	220,736
Residential real estate	4,175	1,055	1,315	6,500	13,045	1,211,420	1,224,465
Commercial real estate	781	—	65	6,223	7,069	1,471,931	1,479,000
Loans to individuals	2,998	774	946	301	5,019	603,624	608,643
Total	$8,598	$1,878	$2,455	$36,705	$49,636	$4,634,114	$4,683,750
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
Significant nonaccrual loans as of June 30, 2016, include the following:

•
$11.4 million relationship of commercial industrial loans to a steel and aluminum servicing company. These loans were originated in 2011 and were placed in nonaccrual status during the first quarter of 2016. A valuation of the collateral was completed during the second quarter of 2016.

•
$10.5 million relationship of commercial industrial loans to a manufacturer of mine safety products. These loans were originated from 2014 to 2015 and were placed in nonaccrual status during the second quarter of 2016. All collateral valuations were completed in June 2016.

•
$4.4 million relationship of commercial industrial loans to an oil and gas well services company. These loans were originated in 2014 and were placed in nonaccrual status during the fourth quarter of 2015. During the six months ended June 30, 2016, charge-offs of $2.0 million related to this relationship were recorded. All collateral valuations were completed in June 2016.

•
$3.7 million relationship of commercial industrial loans to a local energy company involved in the drilling and production of natural gas wells. These loans were originated from 2008 to 2011 and were placed in nonaccrual status during the third quarter of 2013. Two of these loans were modified resulting in TDR classification: one loan totaling $1.3 million was modified in 2012, and the other loan totaling $2.4 million was modified in 2014. During the six months ended June 30, 2016, charge-offs of $1.1 million related to this relationship were recorded. A valuation of the collateral was updated during the first quarter of 2016.

•
$3.5 million relationship of commercial industrial loans to a gear manufacturer. These loans were originated in 2013 and were placed in nonaccrual status during the third quarter of 2015. During the six months ended June 30, 2016, charge-offs of $0.2 million related to this relationship were recorded. A valuation of the collateral was completed during the second quarter of 2016.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of June 30, 2016 and December 31, 2015. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	June 30, 2016			December 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$16,078	$23,373		$11,344	$15,673
Real estate construction	—	—		28	117
Residential real estate	11,580	13,674		9,952	11,819
Commercial real estate	6,390	8,043		7,562	9,449
Loans to individuals	376	450		421	507
Subtotal	34,424	45,540		29,307	37,565
With an allowance recorded:
Commercial, financial, agricultural and other	28,522	30,849	15,018	20,132	22,590	6,952
Real estate construction	—	—	—	—	—	—
Residential real estate	551	680	48	461	672	51
Commercial real estate	911	939	464	944	1,008	42
Loans to individuals	—	—	—	—	—	—
Subtotal	29,984	32,468	15,530	21,537	24,270	7,045
Total	$64,408	$78,008	$15,530	$50,844	$61,835	$7,045

	For the Six Months Ended June 30,
	2016		2015
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$20,116	$249	$21,691	$120
Real estate construction	9	44	137	—
Residential real estate	11,232	137	11,025	86
Commercial real estate	7,136	67	8,760	43
Loans to individuals	442	3	312	2
Subtotal	38,935	500	41,925	251
With an allowance recorded:
Commercial, financial, agricultural and other	17,939	91	5,337	72
Real estate construction	—	—	—	—
Residential real estate	347	—	319	—
Commercial real estate	861	11	194	3
Loans to individuals	—	—	—	—
Subtotal	19,147	102	5,850	75
Total	$58,082	$602	$47,775	$326

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2016		2015
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$18,995	$95	$18,526	$65
Real estate construction	—	—	36	—
Residential real estate	11,462	90	11,302	45
Commercial real estate	6,887	29	8,682	24
Loans to individuals	405	2	316	1
Subtotal	37,749	216	38,862	135
With an allowance recorded:
Commercial, financial, agricultural and other	22,788	65	5,237	42
Real estate construction	—	—	—	—
Residential real estate	476	—	329	—
Commercial real estate	921	6	193	1
Loans to individuals	—	—	—	—
Subtotal	24,185	71	5,759	43
Total	$61,934	$287	$44,621	$178
Unfunded commitments related to nonperforming loans were $2.2 million at June 30, 2016 and $0.1 million at December 31, 2015. After consideration of the requirements to draw and available collateral related to these commitments, a reserve of $24 thousand and $13 thousand was established for these off balance sheet exposures at June 30, 2016 and December 31, 2015, respectively.

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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$16,332	$14,139
Nonaccrual status	9,672	12,360
Total	$26,004	$26,499
Commitments
Unused lines of credit	$577	$3,252

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Six Months Ended June 30, 2016
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	5	$92	$4,009	$—	$4,101	$3,708	$40
Residential real estate	26	—	114	2,416	2,530	2,440	—
Commercial real estate	6	1,264	—	25	1,289	1,227	74
Loans to individuals	5	—	29	11	40	30	—
Total	42	$1,356	$4,152	$2,452	$7,960	$7,405	$114

	For the Six Months Ended June 30, 2015
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	3	$1,751	$—	$109	$1,860	$1,812	$53
Residential real estate	16	—	296	503	799	723	7
Commercial real estate	1	—	—	463	463	428	—
Loans to individuals	6	—	61	18	79	66	—
Total	26	$1,751	$357	$1,093	$3,201	$3,029	$60
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the six months ended June 30, 2016 and 2015, $4.2 million and $0.4 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of reamortization. For both 2016 and 2015 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three Months Ended June 30, 2016
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	4	$92	$240	$—	$332	$217	$40
Residential real estate	17	—	—	1,435	1,435	1,428	—
Commercial real estate	4	1,198	—	—	1,198	1,173	74
Loans to individuals	2	—	11	6	17	15	—
Total	27	$1,290	$251	$1,441	$2,982	$2,833	$114

	For the Three Months Ended, June 30, 2015
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$252	$—	$109	$361	$317	$53
Residential real estate	11	—	45	485	530	525	7
Loans to individuals	5	—	61	—	61	56	—
Total	18	$252	$106	$594	$952	$898	$60
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the three months ended June 30, 2016 and 2015, $0.3 million and $0.1 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of reamortization. For both 2016 and 2015 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to restructured loans that were considered to be in default during the six months ended June 30:

	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	—	$—	2	$56
Total	—	$—	2	$56

The following table provides information related to restructured loans that were considered to be in default during the three months ended June 30:

	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	—	$—	2	$56
Total	—	$—	2	$56

The following tables provide detail related to the allowance for credit losses:

	For the Six Months Ended June 30, 2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$31,035	$887	$2,606	$11,924	$4,360	$50,812
Charge-offs	(6,145)	—	(602)	(408)	(2,491)	(9,646)
Recoveries	198	227	260	783	289	1,757
Provision (credit)	21,269	(634)	341	(6,437)	2,359	16,898
Ending Balance	$46,357	$480	$2,605	$5,862	$4,517	$59,821
Ending balance: individually evaluated for impairment	$15,018	$—	$48	$464	$—	$15,530
Ending balance: collectively evaluated for impairment	31,339	480	2,557	5,398	4,517	44,291
Loans:
Ending balance	1,185,062	242,132	1,199,005	1,648,222	569,355	4,843,776
Ending balance: individually evaluated for impairment	43,817	—	5,966	6,017	—	55,800
Ending balance: collectively evaluated for impairment	1,141,245	242,132	1,193,039	1,642,205	569,355	4,787,976

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$29,627	$2,063	$3,664	$11,881	$4,816	$52,051
Charge-offs	(7,940)	—	(1,050)	(688)	(2,383)	(12,061)
Recoveries	358	84	239	153	323	1,157
Provision (credit)	1,710	(629)	70	881	2,165	4,197
Ending Balance	$23,755	$1,518	$2,923	$12,227	$4,921	$45,344
Ending balance: individually evaluated for impairment	$1,596	$—	$35	$44	$—	$1,675
Ending balance: collectively evaluated for impairment	22,159	1,518	2,888	12,183	4,921	43,669
Loans:
Ending balance	1,098,019	125,010	1,204,499	1,416,841	646,485	4,490,854
Ending balance: individually evaluated for impairment	21,419	—	7,700	7,625	—	36,744
Ending balance: collectively evaluated for impairment	1,076,600	125,010	1,196,799	1,409,216	646,485	4,454,110

	For the Three Months Ended June 30, 2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$41,721	$901	$2,628	$5,483	$4,489	$55,222
Charge-offs	(4,753)	—	(220)	(143)	(1,022)	(6,138)
Recoveries	64	4	142	27	128	365
Provision (credit)	9,325	(425)	55	495	922	10,372
Ending Balance	$46,357	$480	$2,605	$5,862	$4,517	$59,821

	For the Three Months Ended, June 30, 2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$24,406	$1,528	$3,387	$12,487	$4,889	$46,697
Charge-offs	(2,860)	—	(484)	(486)	(1,122)	(4,952)
Recoveries	158	84	143	15	161	561
Provision (credit)	2,051	(94)	(123)	211	993	3,038
Ending Balance	$23,755	$1,518	$2,923	$12,227	$4,921	$45,344

Note 9 Income Taxes
At June 30, 2016 and December 31, 2015, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2012 through 2014 are open for examination as of June 30, 2016.

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
Loans held for sale include a commercial loan and residential mortgage loans originated for sale in the secondary mortgage market. The estimated fair value for these loans was determined on the basis of rates obtained in the respective secondary market.
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
The estimated fair value of limited partnership investments included in Level 3 is based on par value.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$33,723		Discounted Cash Flow	Probability of default	0% - 100% (11.47%)
				Prepayment rates	0% - 73.03% (5.14%)
				Discount rates	5.50% - 12.50% (a)
Equities	1,670		Par Value	N/A	N/A
Impaired Loans	2,414	(b)	Reserve study	Discount rate	10.00%
				Gas per MCF	$1.63 - $3.38 (c)
				Oil per BBL/d	$40.97 - $56.16 (c)
	6,815	(b)	Discounted Cash Flow	Discount Rate	1.90% - 4.68%
Limited Partnership Investments	704		Par Value	N/A	N/A

(a)	Incorporates spread over risk free rate related primarily to credit quality and illiquidity of securities.

(b)	The remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(c)	Unobservable inputs are defined as follows: MCF - million cubic feet; BBL/d - barrels per day.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$18,762	$—	$18,762
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	747,396	—	747,396
Mortgage-Backed Securities - Commercial	—	2	—	2
Other Government-Sponsored Enterprises	—	19,322	—	19,322
Obligations of States and Political Subdivisions	—	28,036	—	28,036
Corporate Securities	—	6,422	—	6,422
Pooled Trust Preferred Collateralized Debt Obligations	—	—	33,723	33,723
Total Debt Securities	—	819,940	33,723	853,663
Equities	—	—	1,670	1,670
Total Securities Available for Sale	—	819,940	35,393	855,333
Other Investments	—	58,087	—	58,087
Loans held for sale	—	11,613	—	11,613
Other Assets(a)	—	22,382	704	23,086
Total Assets	$—	$912,022	$36,097	$948,119
Other Liabilities(a)	$—	$21,405	$—	$21,405
Total Liabilities	$—	$21,405	$—	$21,405

(a)	Hedging and non-hedging interest rate derivatives

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$22,092	$—	$22,092
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	777,577	—	777,577
Mortgage-Backed Securities - Commercial	—	28	—	28
Other Government-Sponsored Enterprises	—	19,118	—	19,118
Obligations of States and Political Subdivisions	—	27,598	—	27,598
Corporate Securities	—	2,319	—	2,319
Pooled Trust Preferred Collateralized Debt Obligations	—	—	35,658	35,658
Total Debt Securities	—	848,732	35,658	884,390
Equities	—	—	2,170	2,170
Total Securities Available for Sale	—	848,732	37,828	886,560
Other Investments	—	62,952	—	62,952
Loans held for sale	—	5,763	—	5,763
Other Assets(a)	—	11,273	—	11,273
Total Assets	$—	$928,720	$37,828	$966,548
Other Liabilities(a)	$—	$10,829	$—	$10,829
Total Liabilities	$—	$10,829	$—	$10,829

(a)	Hedging and non-hedging interest rate derivatives

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the six months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2016
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$35,658	$2,170	$—	$37,828
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	(1,905)	—	—	(1,905)
Purchases, issuances, sales and settlements
Purchases	—	36	168	204
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(30)	—	—	(30)
Transfers from Level 3	—	(536)	—	(536)
Transfers into Level 3	—	—	536	536
Balance, end of period	$33,723	$1,670	$704	$36,097

	2015
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total
	(dollars in thousands)
Balance, beginning of period	$28,999	$1,420	$30,419
Total gains or losses
Included in earnings	105	—	105
Included in other comprehensive income	7,471	—	7,471
Purchases, issuances, sales and settlements
Purchases	—	500	500
Issuances	—	—	—
Sales	—	—	—
Settlements	(1,054)	—	(1,054)
Transfers into Level 3	—	—	—
Balance, end of period	$35,521	$1,920	$37,441
During the six months ended June 30, 2016, $0.5 million in investments in limited partnerships were moved from other equity securities to other assets constituting the transfers into and out of Level 3. During the six months ended June 30, 2015, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2016 and 2015.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2016
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$33,273	$2,206	$—	$35,479
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	480	—	—	480
Purchases, issuances, sales and settlements
Purchases	—	—	168	168
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(30)	—	—	(30)
Transfers from Level 3	—	(536)	—	(536)
Transfers into Level 3	—	—	536	536
Balance, end of period	$33,723	$1,670	$704	$36,097

	2015
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total
	(dollars in thousands)
Balance, beginning of period	$31,134	$1,920	33,054
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	4,851	—	4,851
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(464)	—	(464)
Transfers into Level 3	—	—	—
Balance, end of period	$35,521	$1,920	$37,441
During the three months ended June 30, 2016, $0.5 million in investments in limited partnerships were moved from other equity securities to other assets constituting the transfers into and out of Level 3. During the three months ended June 30, 2015, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2016 and 2015.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$30,774	$18,104	$48,878
Other real estate owned	—	10,036	—	10,036
Total Assets	$—	$40,810	$18,104	$58,914

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$30,979	$12,820	$43,799
Other real estate owned	—	10,039	8	10,047
Total Assets	$—	$41,018	$12,828	$53,846
The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Impaired loans	$(6,991)	$(382)	$(14,576)	$(843)
Other real estate owned	(245)	(1,126)	(258)	(1,154)
Total losses	$(7,236)	$(1,508)	$(14,834)	$(1,997)
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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a current carrying value of $8.6 million as of June 30, 2016 and consists primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 12, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2016.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.2 million and $0.2 million at June 30, 2016 and December 31, 2015, respectively. See Note 5, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	June 30, 2016
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$68,163	$68,163	$68,163	$—	$—
Interest-bearing deposits	30,457	30,457	30,457	—	—
Securities available for sale	855,333	855,333	—	819,940	35,393
Securities held to maturity	405,976	414,770	—	414,770	—
Other investments	58,087	58,087	—	58,087	—
Loans held for sale	11,613	11,613	—	11,613	—
Loans	4,843,776	4,857,127	—	30,774	4,826,353
Financial liabilities
Deposits	4,394,520	4,395,297	—	4,395,297	—
Short-term borrowings	1,464,687	1,464,408	—	1,464,408	—
Subordinated debt	72,167	61,427	—	—	61,427
Long-term debt	9,034	10,077	—	10,077	—

	December 31, 2015
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$66,644	$66,644	$66,644	$—	$—
Interest-bearing deposits	2,808	2,808	2,808	—	—
Securities available for sale	886,560	886,560	—	848,732	37,828
Other investments	62,952	62,952	—	62,952	—
Loans held for sale	5,763	5,763	—	5,763	—
Loans	4,683,750	4,690,852	—	30,979	4,659,873
Financial liabilities
Deposits	4,195,894	4,198,817	—	4,198,817	—
Short-term borrowings	1,510,825	1,510,718	—	1,510,718	—
Subordinated debt	72,167	62,794	—	—	62,794
Long-term debt	9,314	9,834	—	9,834	—
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
We have 22 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have seven risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
The periodic net settlement of interest rate swaps is recorded as an adjustment to "Interest and fees on loans" in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2016, there was a $0.9 million impact on interest income as a result of these interest rate swaps. Changes in the fair value of the effective portion of cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest and fees on loans," the same line item in the Condensed Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at June 30, 2016, and December 31, 2015, and changes in the fair value attributed to hedge ineffectiveness were not material.
The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(2,075)	$(542)
Notional Amount:
Interest rate derivatives	324,630	276,860
Interest rate caps	21,168	22,793
Risk participation agreements	164,850	126,612
Sold credit protection on risk participation agreements	(35,786)	(20,383)
Derivatives Designated as Hedging Instruments
Fair value adjustment	(3,015)	922
Notional Amount - Interest rate derivatives	200,000	200,000

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in "Other income" on the Condensed Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Non-hedging interest rate derivatives
(Decrease) increase in other income	$(531)	$593	$(1,545)	$363
Hedging interest rate derivatives
Increase in interest and fees on loans	424	557	854	938
Increase in other expense	26	12	41	21

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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of June 30, 2016 and December 31, 2015 was $164.5 million. No impairment charges on goodwill or other intangible assets were incurred in 2016 or 2015.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of June 30, 2016, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The guidance requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The standard is effective for the Company as of January 1, 2020. Management is currently evaluating the impact of the amended guidance on First Commonwealth’s financial condition or results of operations.
Note 14 Subsequent Event

On July 27, 2016, the Company announced that it had reached an agreement with FirstMerit Bank, NA to acquire 13 retail branches in Canton and Ashtabula, Ohio with approximately $735 million of deposits and $115 million of performing retail and business loans. This transaction is subject to regulatory approval and is expected to close in the fourth quarter of 2016.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and six months ended June 30, 2016 and 2015, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 43 and 50 for the six and three months ended June 30, 2016 and 2015, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Selected Financial Data
The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Condensed Consolidated Financial Statements and related notes.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
Net Income	$12,007	$13,447	$24,480	$27,668
Per Share Data:
Basic Earnings per Share	$0.14	$0.15	$0.28	$0.31
Diluted Earnings per Share	0.14	0.15	0.28	0.31
Cash Dividends Declared per Common Share	0.07	0.07	0.14	0.14
Average Balance:
Total assets	$6,707,132	$6,361,156	$6,662,363	$6,359,781
Total equity	739,513	712,110	734,933	715,195
End of Period Balance:
Net loans			$4,795,568	$4,455,327
Total assets			6,749,821	6,316,728
Total deposits			4,394,520	4,210,107
Total equity			741,786	711,206
Key Ratios:
Return on average assets	0.72%	0.85%	0.74%	0.88%
Return on average equity	6.53%	7.57%	6.70%	7.80%
Dividends payout ratio	50.00%	46.67%	50.00%	45.16%
Average equity to average assets ratio	11.03%	11.19%	11.03%	11.25%
Net interest margin	3.27%	3.26%	3.28%	3.30%
Net loans to deposits ratio			109.13%	105.82%

Results of Operations
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net Income
For the six months ended June 30, 2016, First Commonwealth had net income of $24.5 million, or $0.28 diluted earnings per share, compared to net income of $27.7 million, or $0.31 diluted earnings per share, in the six months ended June 30, 2015. The decrease in net income was primarily the result of an increase in the provision for loan losses, partially offset by an increase in net interest income and a decrease in other expenses.
For the six months ended June 30, 2016, the Company’s return on average equity was 6.70% and its return on average assets was 0.74%, compared to 7.80% and 0.88%, respectively, for the six months ended June 30, 2015.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $99.8 million in the first six months of 2016, compared to $95.2 million for the same period in 2015. This increase was primarily due to growth in average interest earning assets of $303.0 million. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income), at 77% and 75% for the six months ended June 30, 2016 and 2015, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.28% and 3.30% for the six months ended June 30, 2016 and June 30, 2015, respectively. The two basis point decline in the net interest margin is attributable to an increase in the overall cost of interest bearing liabilities.

The taxable equivalent yield on interest-earning assets was 3.59% for the six months ended June 30, 2016, an increase of two basis points compared to the 3.57% yield for the same period in 2015. Excluding the impact of a special FHLB dividend in the

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

first quarter of 2015, the yield on interest-earning assets would have increased by four basis points. This increase is largely due to the investment portfolio yield, which, after excluding the impact of the $1.0 million special FHLB dividend, improved by 16 basis points when compared to the six months ended June 30, 2015. This increase can be attributed to the runoff or sale of lower yielding U.S. Agency securities which were replaced with higher yielding investment securities. Investment portfolio purchases during the six months ended June 30, 2016 have been primarily in mortgage-related assets with approximate durations of 48-60 months and municipal securities with durations of approximately five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities if interest rates rise.
The cost of interest-bearing liabilities increased to 0.39% for the six months ended June 30, 2016, from 0.34% for the same period in 2015, primarily due to an increase in the cost of short-term borrowings. Offsetting that increase was an 11 basis point decline in the cost of time deposits, as higher cost time deposits ran off and were replaced with growth in noninterest-bearing demand deposits, interest bearing demand deposits and short-term borrowings.
For the six months ended June 30, 2016, changes in interest rates negatively impacted net interest income by $2.1 million when compared with the same period in 2015. The higher yield on interest-earning assets positively impacted net interest income by $0.2 million, while the increase in the cost of interest-bearing liabilities had a negative impact of $2.2 million. We have been able to partially mitigate the impact of low interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, growing the loan portfolio and increasing our investment yields by re-investing cash flow from runoff and from sales of lower-yielding investments.
While increases in the cost of interest-bearing liabilities compressed the net interest margin, increases in average interest-earning assets more than offset the effect on net interest income. Average earning assets for the six months ended June 30, 2016 increased $303.0 million, or 5%, compared to the same period in 2015. Average loans for the six months ended June 30, 2016 increased $300.6 million, or 7%, compared to the same period in 2015.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $6.7 million in the six months ended June 30, 2016, as compared to the same period in 2015. Higher levels of interest-earning assets resulted in an increase of $6.0 million in interest income, while changes in the volume of interest-bearing liabilities decreased interest expense by $0.6 million, primarily as the result of decreases in long-term debt and time deposits, including brokered deposits.
Net interest income also benefited from a $115.8 million increase in average net free funds at June 30, 2016 as compared to June 30, 2015. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $93.0 million, or 9.1%, in noninterest-bearing demand deposit average balances. Additionally, higher cost time deposits continue to mature and reprice into lower cost deposits or other funding alternatives. Average time deposits for the six months ended June 30, 2016 decreased by $155.0 million compared to the comparable period in 2015.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the six months ended June 30:

	2016	2015
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$107,203	$101,235
Adjustment to fully taxable equivalent basis	1,885	1,653
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	109,088	102,888
Interest expense	9,305	7,693
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$99,783	$95,195

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the six months ended June 30:

	2016			2015
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$5,096	$11	0.43%	$4,385	$5	0.23%
Tax-free investment securities	60,891	1,126	3.72	30,665	593	3.90
Taxable investment securities	1,260,138	15,728	2.51	1,288,712	15,594	2.44
Loans, net of unearned income (b)(c)	4,789,306	92,223	3.87	4,488,660	86,696	3.89
Total interest-earning assets	6,115,431	109,088	3.59	5,812,422	102,888	3.57
Noninterest-earning assets:
Cash	67,728			66,028
Allowance for credit losses	(54,701)			(50,870)
Other assets	533,905			532,201
Total noninterest-earning assets	546,932			547,359
Total Assets	$6,662,363			$6,359,781
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$728,404	$220	0.06%	$652,583	$106	0.03%
Savings deposits (d)	1,879,011	1,490	0.16	1,861,432	1,225	0.13
Time deposits	586,723	1,807	0.62	741,738	2,699	0.73
Short-term borrowings	1,475,233	4,335	0.59	1,172,957	2,074	0.36
Long-term debt	81,339	1,453	3.59	134,831	1,589	2.38
Total interest-bearing liabilities	4,750,710	9,305	0.39	4,563,541	7,693	0.34
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,117,159			1,024,197
Other liabilities	59,561			56,848
Shareholders’ equity	734,933			715,195
Total Noninterest-Bearing Funding Sources	1,911,653			1,796,240
Total Liabilities and Shareholders’ Equity	$6,662,363			$6,359,781
Net Interest Income and Net Yield on Interest-Earning Assets		$99,783	3.28%		$95,195	3.30%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the six months ended June 30, 2016 compared with June 30, 2015:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$6	$1	$5
Tax-free investment securities	533	585	(52)
Taxable investment securities	134	(346)	480
Loans	5,527	5,800	(273)
Total interest income (b)	6,200	6,040	160
Interest-bearing liabilities:
Interest-bearing demand deposits	114	11	103
Savings deposits	265	11	254
Time deposits	(892)	(561)	(331)
Short-term borrowings	2,261	540	1,721
Long-term debt	(136)	(631)	495
Total interest expense	1,612	(630)	2,242
Net interest income	$4,588	$6,670	$(2,082)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the six months ended June 30:

	2016		2015
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$21,269	126%	$1,710	40%
Real estate construction	(634)	(4)	(629)	(15)
Residential real estate	341	2	70	2
Commercial real estate	(6,437)	(38)	881	21
Loans to individuals	2,359	14	2,165	52
Total	$16,898	100%	$4,197	100%
The provision for credit losses for the six months ended June 30, 2016 increased in comparison to the six months ended June 30, 2015 by $12.7 million. The level of provision expense in the first half of 2016 is primarily due to commercial, financial, agricultural and other loans as the result of specific reserves established for two loan relationships, as well as increases in historical loss factors and increases in qualitative factors related to certain recovery rates. The negative provision expense for commercial real estate loans is a result of declines in historical loss factors related to this category. The provision for loans to individuals is related to charge-offs in the indirect automobile portfolio as well as changes in qualitative factors that relate to the automobile industry.
The majority of the 2015 provision expense attributable to loans to individuals is a result of charge-offs in the indirect auto portfolio. The 2015 provision for the commercial, financial, and agricultural category can be attributed to an increase in historical loss factors, offset by $4.2 million in loans transferred to held for sale that resulted in the release of $1.1 million in

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

specific reserves. Real estate construction reflects a negative reserve in 2015 as the result of a decline in historical loss factors for this category.
The allowance for credit losses was $59.8 million, or 1.24%, of total loans outstanding at June 30, 2016, compared to $50.8 million, or 1.08%, at December 31, 2015 and $45.3 million, or 1.01%, at June 30, 2015. The change compared to December 31, 2015, can be attributed to an increase of $13.6 million, or 27%, in nonperforming loans, resulting in an $8.5 million increase in the level of specific reserves held on impaired loans. Nonperforming loans as a percentage of total loans increased to 1.33% at June 30, 2016 from 1.09% at December 31, 2015 and 1.00% as of June 30, 2015. The allowance to nonperforming loan ratio was 92.88%, 99.94% and 106.26% as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

Below is an analysis of the consolidated allowance for credit losses for the six months ended June 30, 2016 and 2015 and the year-ended December 31, 2015:

	June 30, 2016	June 30, 2015	December 31, 2015
	(dollars in thousands)
Balance, beginning of period	$50,812	$52,051	$52,051
Loans charged off:
Commercial, financial, agricultural and other	6,145	7,940	11,429
Real estate construction	—	—	8
Residential real estate	602	1,050	1,539
Commercial real estate	408	688	1,538
Loans to individuals	2,491	2,383	4,354
Total loans charged off	9,646	12,061	18,868
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	198	358	1,097
Real estate construction	227	84	84
Residential real estate	260	239	587
Commercial real estate	783	153	229
Loans to individuals	289	323	684
Total recoveries	1,757	1,157	2,681
Net credit losses	7,889	10,904	16,187
Provision charged to expense	16,898	4,197	14,948
Balance, end of period	$59,821	$45,344	$50,812

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the six months ended June 30:

	2016	2015	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,575	$2,897	$(322)	(11)%
Service charges on deposit accounts	7,553	7,190	363	5
Insurance and retail brokerage commissions	3,944	4,373	(429)	(10)
Income from bank owned life insurance	2,607	2,732	(125)	(5)
Card-related interchange income	7,341	7,147	194	3
Swap fee income	1,260	643	617	96
Other income	3,234	3,424	(190)	(6)
Subtotal	28,514	28,406	108	—
Net securities gains	28	125	(97)	(78)
Gain on sale of mortgage loans	1,615	1,024	591	58
Gain on sale of other loans and assets	661	620	41	7
Derivatives mark to market	(1,545)	363	(1,908)	(526)
Total noninterest income	$29,273	$30,538	$(1,265)	(4)%

Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivatives mark to market, increased $0.1 million for the first six months of 2016 compared to 2015. Service charges on deposit accounts increased $0.4 million and card-related interchange income increased $0.2 million, due to growth in the number of deposit accounts and increases in customer fee-related activity. Offsetting these increases were insurance and retail brokerage commissions and trust income, which decreased $0.4 million and $0.3 million, respectively, due to lower annuity and mutual fund sales. Swap fee income increased compared to 2015, by $0.6 million due to an increase in the number of interest rate swaps entered into for our commercial loan customers during the first six months of 2016 compared to the same period in the prior year.
Total noninterest income for the six months ended June 30, 2016 decreased $1.3 million in comparison to the six months ended June 30, 2015. The most significant change includes a $1.9 million decrease related to the mark to market adjustment on interest rate swaps entered for our commercial loan customers. This negative adjustment does not reflect an actual loss on the swaps, but rather relates to a change in fair value due to increases in corporate bond spreads and decreases in swap rates. Offsetting the derivative mark to market adjustment was a $0.6 million increase in the gain on sale of mortgage loans due to the continuing expansion of our mortgage business.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the six months ended June 30:

	2016	2015	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$41,565	$43,893	$(2,328)	(5)%
Net occupancy expense	6,667	7,227	(560)	(8)
Furniture and equipment expense	5,749	5,310	439	8
Data processing expense	3,547	2,947	600	20
Pennsylvania shares tax expense	1,850	1,904	(54)	(3)
Intangible amortization	251	312	(61)	(20)
Collection and repossession expense	1,043	1,428	(385)	(27)
Other professional fees and services	1,704	1,875	(171)	(9)
FDIC insurance	2,100	2,084	16	1
Other operating expenses	9,758	10,288	(530)	(5)
Subtotal	74,234	77,268	(3,034)	(4)
Loss on sale or write-down of assets	441	1,897	(1,456)	(77)
Litigation and operational losses	879	1,323	(444)	34%
Total noninterest expense	$75,554	$80,488	$(4,934)	(6)%

Noninterest expense, excluding loss on sale or write-down of assets and litigation and operational losses, decreased $3.0 million, or 4%, for the six months ended June 30, 2016 compared to the same period in 2015. Contributing to the 2016 decrease is a $2.3 million decline in salaries and employee benefits primarily due to the retail transformation initiative, which resulted in some staffing reductions as well as a higher than normal level of open positions in the second quarter of 2016. In addition, there was a $0.5 million decrease in other operating expenses primarily due to a $0.9 million decrease in the required reserves for unfunded loan commitments. Despite the addition of four branch locations as a result of the acquisition of First Community Bank in the fourth quarter of 2015, net occupancy expense was $0.6 million lower in the first half of 2016 as compared to the same period in 2015. Contributing to this decline is $0.3 million in lower snow removal costs and efficiencies related to the closure of four branch locations during 2015. Offsetting these decreases is an increase of $0.6 million in data processing expense primarily due to the issuance of chip debit cards to our customers during the first half of 2016.

Litigation and operational losses decreased $0.4 million for the six months ended June 30, 2016. In the first six months of 2015, operational losses were largely due to fraud losses recognized in conjunction with several merchant debit card breaches. Losses of this type were significantly lower in the first six months of 2016.
Income Tax
The provision for income taxes decreased $1.5 million for the six months ended June 30, 2016, compared to the corresponding period in 2015. The lower provision for income taxes was the result of a $4.7 million decrease in the level of income before taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the six months ended June 30, 2016 and 2015.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduced our tax rate below the 35% statutory rate produced an annual effective tax rate of 29.5% and 29.8% for the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, our deferred tax assets totaled $28.9 million. Based on our evaluation as of June 30, 2016, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not needed. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net Income
For the three months ended June 30, 2016, First Commonwealth had net income of $12.0 million, or $0.14 diluted earnings per share, compared to net income of $13.4 million, or $0.15 diluted earnings per share, in the three months ended June 30, 2015. The decrease in net income was primarily the result of an increase in the provision for credit losses offset by an increase in net interest income and declines in noninterest expense.
For the three months ended June 30, 2016, the Company’s return on average equity was 6.53% and its return on average assets was 0.72%, compared to 7.57% and 0.85%, respectively, for the three months ended June 30, 2015.

Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $50.0 million in the second quarter of 2016, compared to $47.2 million for the same period in 2015. This increase was primarily due to growth in average interest earning assets of $347.4 million. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income) at 76% and 74% for the three months ended June 30, 2016 and 2015, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.27% and 3.26% for the three months ended June 30, 2016 and June 30, 2015, respectively. The one basis point increase in the net interest margin is primarily due to the growth in earning assets.

The taxable equivalent yield on interest-earning assets was 3.58% for the three months ended June 30, 2016, an increase of six basis points compared to the 3.52% yield for the same period in 2015. This increase is largely due to the investment portfolio yield, which improved by 20 basis points when compared to the three months ended June 30, 2015. This increase can be attributed to the runoff or sale of lower yielding U.S. Agency securities, which were replaced with higher yielding investment securities. Investment portfolio purchases during the three months ended June 30, 2016 have been primarily in mortgage-related assets with approximate durations of 48-60 months and municipal securities with durations of approximately five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities if interest rates rise.
The cost of interest-bearing liabilities increased to 0.40% for the three months ended June 30, 2016, from 0.33% for the same period in 2015, primarily due to an increase in the cost of short-term borrowings. Offsetting that increase was a 7 basis point decline in the cost of time deposits, as higher cost time deposits ran off and were replaced with growth in noninterest-bearing demand deposits, interest bearing demand deposits and short-term borrowings.
For the three months ended June 30, 2016, changes in interest rates negatively impacted net interest income by $0.8 million when compared with the same period in 2015. The higher yield on interest-earning assets positively impacted net interest income by $0.4 million, while the increase in the cost of interest-bearing liabilities had a negative impact of $1.2 million. We have been able to partially mitigate the impact of low interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, growing the loan portfolio and increasing our investment yields by reinvesting cash flow from runoff and from sales of lower-yielding investments.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets more than offset the effect on net interest income. Average earning assets for the three months ended June 30, 2016 increased $347.4 million, or 6.0%, compared to the same period in 2015. Average loans for the three months ended June 30, 2016 increased $334.4 million, or 7.4%, compared to the same period in 2015.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $3.6 million in the three months ended June 30, 2016, as compared to the same period in 2015. Higher levels of interest-earning

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

assets resulted in an increase of $3.4 million in interest income, while changes in the volume of interest-bearing liabilities decreased interest expense by $0.2 million, primarily as the result of decreases in long-term debt and time deposits, including brokered deposits.
Net interest income also benefited from a $127.6 million increase in average net free funds at June 30, 2016 as compared to June 30, 2015. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $92.0 million, or 8.8%, in noninterest-bearing demand deposit average balances. Additionally, higher cost time deposits continue to mature and reprice into lower cost deposits or other funding alternatives. Average time deposits for the three months ended June 30, 2016 declined by $116.2 million compared to the comparable period in 2015.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended June 30:

	2016	2015
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$53,850	$50,150
Adjustment to fully taxable equivalent basis	943	835
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	54,793	50,985
Interest expense	4,759	3,780
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$50,034	$47,205

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended June 30:

	2016			2015
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$5,852	$5	0.34%	$3,573	$2	0.22%
Tax-free investment securities	61,795	570	3.71	33,553	324	3.87
Taxable investment securities	1,253,371	7,776	2.50	1,270,890	7,288	2.30
Loans, net of unearned income (b)(c)	4,833,360	46,442	3.86	4,498,965	43,371	3.87
Total interest-earning assets	6,154,378	54,793	3.58	5,806,981	50,985	3.52
Noninterest-earning assets:
Cash	70,336			68,974
Allowance for credit losses	(56,688)			(48,116)
Other assets	539,106			533,317
Total noninterest-earning assets	552,754			554,175
Total Assets	$6,707,132			$6,361,156
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$755,031	$135	0.07%	$665,196	$62	0.04%
Savings deposits (d)	1,905,903	900	0.19	1,861,548	624	0.13
Time deposits	578,518	893	0.62	694,725	1,194	0.69
Short-term borrowings	1,447,452	2,100	0.58	1,204,466	1,116	0.37
Long-term debt	81,268	731	3.62	122,410	784	2.57
Total interest-bearing liabilities	4,768,172	4,759	0.40	4,548,345	3,780	0.33
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,137,626			1,045,659
Other liabilities	61,821			55,042
Shareholders’ equity	739,513			712,110
Total noninterest-bearing funding sources	1,938,960			1,812,811
Total Liabilities and Shareholders’ Equity	$6,707,132			$6,361,156
Net Interest Income and Net Yield on Interest-Earning Assets		$50,034	3.27%		$47,205	3.26%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended June 30, 2016 compared with June 30, 2015:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$3	$1	$2
Tax-free investment securities	246	272	(26)
Taxable investment securities	488	(100)	588
Loans	3,071	3,226	(155)
Total interest income (b)	3,808	3,399	409
Interest-bearing liabilities:
Interest-bearing demand deposits	73	9	64
Savings deposits	276	14	262
Time deposits	(301)	(200)	(101)
Short-term borrowings	984	224	760
Long-term debt	(53)	(264)	211
Total interest expense	979	(217)	1,196
Net interest income	$2,829	$3,616	$(787)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

The table below provides a breakout of the provision for credit losses by loan category for the three months ended June 30:

	2016		2015
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	9,325	90%	$2,051	67%
Real estate construction	(425)	(4)	(94)	(3)
Residential real estate	55	1	(123)	(4)
Commercial real estate	495	4	211	7
Loans to individuals	922	9	993	33
Unallocated	—	—	—	—
Total	$10,372	100%	$3,038	100%
The provision for credit losses for the three months ended June 30, 2016 increased in comparison to the three months ended June 30, 2015 by $7.3 million. The level of the second quarter 2016 provision expense is primarily due to commercial, financial, agricultural and other loans as the result of an increase in historical loss factors, an increase in qualitative factors related to certain recovery rates as well as specific reserves established for one loan relationship. The negative provision expense for real estate construction loans is a result of decreases in historical loss factors. The provision for loans to individuals is related to charge-offs in the indirect automobile portfolio, as well as changes in qualitative factors that relate to the automobile industry.
The majority of the 2015 provision expense attributable to loans to individuals is a result of charge-offs in the indirect auto portfolio. The provision in 2015 related to the commercial, financial, and agricultural category can be attributed to an increase in historical loss factors. Real estate construction and residential real estate reflect a negative reserve in 2015 as the result of a decline in historical loss factors for this category.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended June 30, 2016 and 2015 and the year-ended December 31, 2015:

	June 30, 2016	June 30, 2015	December 31, 2015
	(dollars in thousands)
Balance, beginning of period	$55,222	$46,697	$52,051
Loans charged off:
Commercial, financial, agricultural and other	4,753	2,860	11,429
Real estate construction	—	—	8
Residential real estate	220	484	1,539
Commercial real estate	143	486	1,538
Loans to individuals	1,022	1,122	4,354
Total loans charged off	6,138	4,952	18,868
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	64	158	1,097
Real estate construction	4	84	84
Residential real estate	142	143	587
Commercial real estate	27	15	229
Loans to individuals	128	161	684
Total recoveries	365	561	2,681
Net credit losses	5,773	4,391	16,187
Provision charged to expense	10,372	3,038	14,948
Balance, end of period	$59,821	$45,344	$50,812

Noninterest Income
The following table presents the components of noninterest income for the three months ended June 30:

	2016	2015	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,320	$1,476	$(156)	(11)%
Service charges on deposit accounts	3,845	3,872	(27)	(1)
Insurance and retail brokerage commissions	1,985	2,178	(193)	(9)
Income from bank owned life insurance	1,311	1,378	(67)	(5)
Card related interchange income	3,784	3,729	55	1
Swap fee income	800	283	517	183
Other income	1,618	1,837	(219)	(12)
Subtotal	14,663	14,753	(90)	(1)
Net securities gains	28	20	8	40
Gain on sale of mortgage loans	932	585	347	59
Gain on sale of other loans and assets	466	396	70	18
Derivatives mark to market	(531)	593	(1,124)	(190)
Total noninterest income	$15,558	$16,347	$(789)	(5)%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivatives mark to market, decreased $0.1 million for the second quarter of 2016 compared to 2015. Swap fee income increased $0.5 million due to an increase in the number of swaps entered into for our commercial loan customers during the current quarter compared to the same period in the prior year. Offsetting these increases were insurance and retail brokerage commissions and trust income, which each decreased $0.2 million due to lower annuity and mutual fund sales.
Total noninterest income for the three months ended June 30, 2016 decreased $0.8 million in comparison to the three months ended June 30, 2015. The most significant change includes a $1.1 million decrease related to the mark to market adjustment on interest rate swaps entered for our commercial loan customers. This negative adjustment does not reflect an actual loss on the swaps, but rather relates to a change in fair value due to increases in corporate bond spreads and decreases in swap rates. Offsetting the derivatives mark to market adjustment was a $0.3 million increase in the gain on sale of mortgage loans due to the continuing expansion of our mortgage business.

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended June 30:

	2016	2015	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$19,888	$22,001	$(2,113)	(10)%
Net occupancy expense	3,186	3,316	(130)	(4)
Furniture and equipment expense	2,882	2,630	252	10
Data processing expense	1,788	1,509	279	18
Pennsylvania shares tax expense	1,092	1,110	(18)	(2)
Intangible amortization	114	156	(42)	(27)
Collection and repossession expense	474	917	(443)	(48)
Other professional fees and services	913	945	(32)	(3)
FDIC insurance	1,062	1,025	37	4
Other operating expenses	5,031	5,067	(36)	(1)
Subtotal	36,430	38,676	(2,246)	(6)
Loss on sale or write-down of assets	345	1,635	(1,290)	(79)
Litigation and operational losses	635	323	312	97
Total noninterest expense	$37,410	$40,634	$(3,224)	(8)%

Noninterest expense, excluding loss on sale or write-down of assets and litigation and operational losses, decreased $2.2 million, or 6%, for the three months ended June 30, 2016 compared to the same period in 2015. This decrease can be primarily attributed to a $2.1 million decrease in salaries and employee benefits expense due to staff reductions and a higher than normal level of open positions in 2016 compared to 2015. Also contributing to the 2016 decrease is a $0.5 million decrease in the required reserve for unfunded loan commitments. Despite the addition of four branch locations as a result of the acquisition of First Community Bank in the fourth quarter of 2015, net occupancy expense was $0.1 million lower in the second quarter of 2016 as compared to the same period in 2015. Offsetting these decreases is an increase of $0.3 million in data processing expense, primarily due to the issuance of chip debit cards to our customers during the second quarter of 2016.

Loss on sale or write-down of assets decreased $1.3 million. The second quarter of 2015 includes $1.1 million in write-downs on three OREO properties recognized as a result of updated appraisals, as well as a $0.4 million write-down due to the anticipated sale of a bank building. There were no material write-downs in the second of 2016.

Income Tax
The provision for income taxes decreased $0.7 million for the three months ended June 30, 2016, compared to the corresponding period in 2015. The lower provision for income taxes was the result of a $2.2 million decrease in the level of income before taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended June 30, 2016 and 2015.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduced our tax rate below the 35% statutory rate produced an annual effective tax rate of 28.8% and 29.4% for the three months ended June 30, 2016 and 2015, respectively.

Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first six months of 2016, liquidity used by the net decrease in short-term borrowings totaled $46.1 million, while the sales, maturity and redemption of investment securities provided $156.9 million. This liquidity provided funds needed to originate loans, purchase investment securities and fund depositor withdrawals.  We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of June 30, 2016, our maximum borrowing capacity under this program was $1.0 billion and as of that date there was $0.6 million outstanding. Also included in this amount is a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of June 30, 2016, our outstanding certificates of deposits from this program have an average weighted rate of 0.77% and an average original term of 364 days.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At June 30, 2016, the borrowing capacity under this program totaled $656.5 million and there were no amounts outstanding.
As of June 30, 2016, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.6 billion and as of that date amounts used against this capacity included $1.4 billion in outstanding borrowings and $10.2 million in outstanding letters of credit.
We also have available unused federal funds lines with four correspondent banks. These lines have an aggregate commitment of $195.0 million and there are no amounts outstanding as of June 30, 2016.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of June 30, 2016, there are no amounts outstanding on this line.
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

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Noninterest-bearing demand deposits	$1,136,629	$1,116,689
Interest-bearing demand deposits	88,777	86,365
Savings deposits	2,582,709	2,390,607
Time deposits	586,405	602,233
Total	$4,394,520	$4,195,894
During the first six months of 2016, total deposits increased $198.6 million due to a $194.5 million increase in interest-bearing demand and savings deposits and a $19.9 million increase in noninterest-bearing demand deposits. These increases were offset by a $15.8 million decrease in time deposits. The decrease in time deposits is the result of a decline in wholesale certificates of deposit of $3.0 million coupled with a decline in core certificates of deposit of $12.8 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.72 and 0.71 at June 30, 2016 and December 31, 2015, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

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

The following is the gap analysis as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,498,318	$175,121	$306,788	$2,980,227	$1,457,717	$369,631
Investments	117,754	58,477	109,202	285,433	656,909	361,580
Other interest-earning assets	30,457	—	—	30,457	—	—
Total interest-sensitive assets (ISA)	2,646,529	233,598	415,990	3,296,117	2,114,626	731,211
Certificates of deposit	107,221	78,713	151,724	337,658	244,557	4,188
Other deposits	2,671,488	—	—	2,671,488	—	—
Borrowings	1,536,996	143	290	1,537,429	2,535	5,924
Total interest-sensitive liabilities (ISL)	4,315,705	78,856	152,014	4,546,575	247,092	10,112
Gap	$(1,669,176)	$154,742	$263,976	$(1,250,458)	$1,867,534	$721,099
ISA/ISL	0.61	2.96	2.74	0.72	8.56	72.31
Gap/Total assets	24.73%	2.29%	3.91%	18.53%	27.67%	10.68%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	December 31, 2015
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,371,092	$184,323	$315,162	$2,870,577	$1,439,199	$343,538
Investments	115,292	50,950	102,357	268,599	597,263	454,200
Other interest-earning assets	2,808	—	—	2,808	—	—
Total interest-sensitive assets (ISA)	2,489,192	235,273	417,519	3,141,984	2,036,462	797,738
Certificates of deposit	125,403	89,522	139,133	354,058	244,173	4,000
Other deposits	2,476,973	—	—	2,476,973	—	—
Borrowings	1,583,132	140	285	1,583,557	2,487	6,263
Total interest-sensitive liabilities (ISL)	4,185,508	89,662	139,418	4,414,588	246,660	10,263
Gap	$(1,696,316)	$145,611	$278,101	$(1,272,604)	$1,789,802	$787,475
ISA/ISL	0.59	2.62	2.99	0.71	8.26	77.73
Gap/Total assets	25.83%	2.22%	4.23%	19.38%	27.25%	11.99%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2016 ($)	$(7,344)	$(4,288)	$2,618	$4,653
June 30, 2016 (%)	(3.73)%	(2.18)%	1.33%	2.36%

December 31, 2015 ($)	$(7,293)	$(2,438)	$916	$1,900
December 31, 2015 (%)	(3.74)%	(1.25)%	0.47%	0.97%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2016 ($)	$(11,101)	$(7,984)	$3,143	$5,777
June 30, 2016 (%)	(5.64)%	(4.05)%	1.60%	2.93%

December 31, 2015 ($)	$(11,405)	$(5,132)	$1,842	$3,658
December 31, 2015 (%)	(5.85)%	(2.63)%	0.94%	1.88%
The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the six months ended June 30, 2016 and 2015, the cost of our interest-bearing liabilities averaged 0.39% and 0.34%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.59% and 3.57%, respectively.
During the first quarter of 2015, the Company entered into cash flow interest rate swaps, in which we extended the duration of $100.0 million of the $1.3 billion LIBOR based loans in our loan portfolio at that time into fixed interest rates for a period of three or four years. These swaps add approximately two basis points of protection to the net interest margin as a hedge against a

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

prolonged low-rate environment. A similar cash flow interest rate swap, with a notional amount of $100.0 million, was entered into in 2014. Please refer to Note 11, "Derivatives," for additional information on interest rate swaps.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $3.5 million at June 30, 2016 and is classified in "Other liabilities" on the Condensed Consolidated Statements of Financial Condition.
First Commonwealth defines exposure to the Oil and Gas Industry as any borrower who is involved in exploration and production, and any company in the industry supply chain that generates 40% or more of their sales revenue from exploration and production companies.
As of June 30, 2016, the Company had a total of $137.5 million in commitments to the Oil and Gas Industry, with $67.2 million in outstanding loan balances against those commitments. Of this total, commitments of $29.8 million with outstanding balances of $7.5 million are for exploration and production, while $107.7 million in commitments, with outstanding balances of $59.8 million, are related to ancillary businesses.
One customer accounts for 33.5% of the loans related to exploration and production and is a pass-rated credit. This credit facility is primarily used to support letters of credit and has little or no usage. One commercial relationship totaling $3.5 million is categorized as a non-pass accruing credit. One commercial relationship in this category, totaling $2.4 million, is on non-performing status since before the oil price decline in the third quarter of 2014.
The ancillary businesses sector consists of well services, transportation, and providing equipment and materials to support the oil and gas industry. Two customers, which account for 36.2% of the ancillary business exposure, are bulk transporters of refined product and are not expected to be negatively impacted from lower oil prices. There are two pass-rated credits, with total commitments of $24.3 million, in the ancillary business sector that will see some impact from reduced drilling activity due to lower oil and gas prices. Three commercial relationships with $8.2 million in outstanding loans for ancillary businesses are on non-performing status.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first six months of 2016, 42 loans totaling $8.0 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans decreased $0.5 million from December 31, 2015 due primarily to the addition of a $3.7 million commercial and industrial loan, partially offset by a $2.7 million paydown and $1.1 million charge-off on a $3.8 million loan relationship previously categorized as a troubled debt restructure. Please refer to Note 8, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
Nonperforming loans, including loans held for sale, increased $13.6 million to $64.4 million at June 30, 2016 compared to $50.8 million at December 31, 2015. This increase is primarily due to the addition of a $11.4 million commercial loan relationship with a steel and aluminum servicing company and a $10.5 million commercial loan relationship with a coal industry customer.
The allowance for credit losses as a percentage of nonperforming loans was 92.88% as of June 30, 2016 compared to 99.94% at December 31, 2015 and 106.26% at June 30, 2015. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $15.5 million and general reserves of $44.3 million as of June 30, 2016. Specific reserves increased $8.5 million from December 31, 2015, and $13.9 million from June 30, 2015. The increase in specific reserves in the first six months of 2016 is primarily due to specific reserves related to one new impaired loan. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at June 30, 2016.
Criticized loans totaled $128.3 million at June 30, 2016 and represented 2.6% of the loan portfolio. The level of criticized loans decreased as of June 30, 2016 when compared to December 31, 2015, by $5.7 million, or 4.2%. Classified loans totaled $102.0 million at June 30, 2016 compared to $86.4 million at December 31, 2015, an increase of $15.6 million, or 18.0%. Delinquency on accruing loans for the same period increased $1.5 million, or 11.9%, the majority of which are commercial, financial, agricultural and other loans and residential real estate loans.
The allowance for credit losses was $59.8 million at June 30, 2016 or 1.24% of total loans outstanding, compared to 1.08% reported at December 31, 2015 and 1.01% at June 30, 2015. General reserves, or the portion of the allowance related to loans that were not specifically evaluated for impairment, as a percentage of non-impaired loans were 0.93% at June 30, 2016 compared to 0.94% at December 31, 2015 and 0.98% at June 30, 2015.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	June 30,				December 31, 2015
	2016		2015
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$38,404		$21,776		$24,345
Loans held for sale on a nonaccrual basis	—		2,432		—
Troubled debt restructured loans on nonaccrual basis	9,672		8,619		12,360
Troubled debt restructured loans on accrual basis	16,332		12,276		14,139
Total nonperforming loans	$64,408		$45,103		$50,844
Loans past due 30 to 90 days and still accruing	$13,082		$8,607		$10,476
Loans past due in excess of 90 days and still accruing	$1,384		$1,592		$2,455
Other real estate owned	$8,604		$6,539		$9,398
Loans held for sale at end of period	$11,613		$9,817		$5,763
Loans outstanding at end of period	$4,843,776		$4,490,854		$4,683,750
Average loans outstanding	$4,789,306	(a)	$4,488,660	(a)	$4,553,634	(b)
Nonperforming loans as a percentage of total loans	1.33%		1.00%		1.09%
Provision for credit losses	$16,898	(a)	$4,197	(a)	$14,948	(b)
Allowance for credit losses	$59,821		$45,344		$50,812
Net charge-offs	$7,889	(a)	$10,904	(a)	$16,187	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.33%		0.49%		0.36%
Provision for credit losses as a percentage of net charge-offs	214.20%	(a)	38.49%	(a)	92.35%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.24%		1.01%		1.08%
Allowance for credit losses as a percentage of nonperforming loans (c)	92.88%		106.26%		99.94%

(a)	For the six-month period ended.

(b)	For the twelve-month period ended.

(c)	Does not include nonperforming loans held for sale.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	June 30, 2016		December 31, 2015
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,185,062	24%	$1,150,906	25%
Real estate construction	242,132	5	220,736	5
Residential real estate	1,199,005	25	1,224,465	26
Commercial real estate	1,648,222	34	1,479,000	31
Loans to individuals	569,355	12	608,643	13
Total loans and leases net of unearned income	$4,843,776	100%	$4,683,750	100%
During the six months ended June 30, 2016, loans increased $160.0 million, or 3%, compared to balances outstanding at December 31, 2015. During the six months ended June 30, 2016, growth in the commercial, financial, agricultural and other portfolio and commercial real estate loans can largely be attributed to growth in middle market lending in Pennsylvania and contiguous states. The increase in construction loans is primarily the result of several multifamily and hospitality projects in the Columbus, Cleveland and Pittsburgh markets. Declines in the loans to individuals category is primarily due to a decline in indirect auto loans. The decrease in residential real estate loans is the result of continued runoff in our mortgage portfolio, as many of the loans originated by our mortgage banking area are sold in the secondary market.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Net charge-offs for the six months ended June 30, 2016 totaled $7.9 million, compared to $10.9 million for the six months ended June 30, 2015. The most significant charge-offs during the six months ended June 30, 2016 include a $2.0 million partial charge-off of one loan to an oil and gas wells services company, a $1.1 million charge-off of loans related to a steel and aluminum servicing company, a $1.1 million partial charge-off of two commercial industrial loans related to a local energy company and a $1.1 million charge-off of a loan to a machine manufacturer. During the six months ended June 30, 2015, the most significant charge-offs included a $2.3 million partial charge-off of two commercial industrial loans related to a local energy company and a $1.2 million charge-off of a commercial relationship that was transferred to loans held for sale.

	For the Six Months Ended June 30, 2016			As of June 30, 2016
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$5,947	75.38%	0.25%	$44,600	69.25%	0.92%
Real estate construction	(227)	(2.88)	(0.01)	—	—	—
Residential real estate	342	4.34	0.01	12,131	18.83	0.25
Commercial real estate	(375)	(4.75)	(0.02)	7,301	11.34	0.15
Loans to individuals	2,202	27.91	0.10	376	0.58	0.01
Total loans, net of unearned income	$7,889	100.00%	0.33%	$64,408	100.00%	1.33%
As the above table illustrates, commercial, financial, agricultural and other, residential real estate and commercial real estate loans represented a significant portion of the nonperforming loans as of June 30, 2016. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At June 30, 2016, shareholders’ equity was $741.8 million, an increase of $22.2 million from December 31, 2015. The increase was primarily the result of a $24.5 million increase in net income and an increase of $10.3 million in the fair value of available for sale investments. These increases were partially offset by $12.5 million of dividends paid to shareholders and $0.9 million of common stock repurchases. Cash dividends declared per common share were $0.14 for the six months ended June 30, 2016 and 2015.
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
First Commonwealth maintains capital to absorb unexpected losses. In order to provide assurance that our capital levels are adequate for our risk exposure, we test our capital position under several stress scenarios on an annual basis. This analysis is subject to Board of Director review and approval. Our most recent capital stress test was completed in December 2015.
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
As of June 30, 2016, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$702,103	12.17%	$497,647	8.625%	$605,831	10.50%	$576,982	10.00%
First Commonwealth Bank	672,517	11.65	497,997	8.625	606,258	10.50	577,388	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$638,749	11.07%	$382,251	6.625%	$490,435	8.50%	$461,586	8.00%
First Commonwealth Bank	609,163	10.55	382,520	6.625	490,780	8.50	461,911	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$638,749	9.76%	$261,682	4.000%	$261,682	4.00%	$327,102	5.00%
First Commonwealth Bank	609,163	9.33	261,095	4.000	261,095	4.00	326,369	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$568,749	9.86%	$295,703	5.125%	$403,888	7.00%	$375,038	6.50%
First Commonwealth Bank	545,181	9.44	295,912	5.125	404,172	7.00	375,302	6.50
On February 17, 2016, First Commonwealth's Board of Directors authorized a $25.0 million common stock repurchase program. As of June 30, 2016, First Commonwealth had repurchased 45,612 shares at an average price of $8.46 per share under this program. This repurchase program was suspended in July 2016 as a result of the pending acquisition of 13 branches in Ohio, which management believes represents a better use of capital for shareholders.
On July 27, 2016, First Commonwealth Financial Corporation declared a quarterly dividend of $0.07 per share payable on August 19, 2016 to shareholders of record as of August 8, 2016. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

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

On February 17, 2016, First Commonwealth's Board of Directors authorized a $25.0 million common stock repurchase program. In July 2016, this program was suspended due to the acquisition of 13 branches in Ohio which management believes represents a better use of capital for shareholders. The following table details the amount of shares repurchased under this program during the second quarter of 2016:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
April 30, 2016	37,467	$8.55	26,165	2,681,386
May 31, 2016	—	—	—	2,621,419
June 30, 2016	5,001	9.39	0	2,675,557

Total	42,468	$8.65	26,165

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $9.18 at April 30, 2016, $9.39 at May 31, 2016, and $9.20 at June 30, 2016.

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 9, 2016	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: August 9, 2016	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer