Form 10-Q
period 2016-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2016-11-09
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of November 8, 2016, was 88,992,077.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2016	December 31, 2015
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$76,456	$66,644
Interest-bearing bank deposits	5,097	2,808
Securities available for sale, at fair value	813,659	886,560
Securities held to maturity, at amortized cost (Fair value of $396,994 and $382,341 at September 30, 2016 and December 31, 2015, respectively)	389,513	384,324
Other investments	54,066	62,952
Loans held for sale	7,855	5,763
Loans:
Portfolio loans	4,860,652	4,683,750
Allowance for credit losses	(54,734)	(50,812)
Net loans	4,805,918	4,632,938
Premises and equipment, net	63,356	63,454
Other real estate owned	7,686	9,398
Goodwill	164,437	164,500
Amortizing intangibles, net	912	1,231
Bank owned life insurance	186,034	182,601
Other assets	91,494	103,717
Total assets	$6,666,483	$6,566,890
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,241,627	$1,116,689
Interest-bearing	3,217,353	3,079,205
Total deposits	4,458,980	4,195,894
Short-term borrowings	1,330,327	1,510,825
Subordinated debentures	72,167	72,167
Other long-term debt	8,892	9,314
Total long-term debt	81,059	81,481
Other liabilities	44,330	59,144
Total liabilities	5,914,696	5,847,344
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued at September 30, 2016 and December 31, 2015, and 88,992,077 and 88,961,268 shares outstanding at September 30, 2016 and December 31, 2015, respectively	105,563	105,563
Additional paid-in capital	366,291	365,981
Retained earnings	401,079	378,081
Accumulated other comprehensive income (loss), net	6,762	(2,386)
Treasury stock (16,571,378 and 16,602,187 shares at September 30, 2016 and December 31, 2015, respectively)	(127,908)	(127,693)
Total shareholders’ equity	751,787	719,546
Total liabilities and shareholders’ equity	$6,666,483	$6,566,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$46,657	$43,083	$137,389	$128,334
Interest and dividends on investments:
Taxable interest	6,763	6,470	20,937	20,022
Interest exempt from federal income taxes	380	261	1,112	646
Dividends	671	685	2,225	2,727
Interest on bank deposits	8	2	19	7
Total interest income	54,479	50,501	161,682	151,736
Interest Expense
Interest on deposits	2,125	1,757	5,642	5,787
Interest on short-term borrowings	1,987	1,279	6,322	3,353
Interest on subordinated debentures	663	588	1,941	1,736
Interest on other long-term debt	86	192	261	633
Total interest expense	4,861	3,816	14,166	11,509
Net Interest Income	49,618	46,685	147,516	140,227
Provision for credit losses	3,408	4,621	20,306	8,818
Net Interest Income after Provision for Credit Losses	46,210	42,064	127,210	131,409
Noninterest Income
Net securities gains	—	—	28	125
Trust income	1,523	1,614	4,098	4,511
Service charges on deposit accounts	3,975	4,081	11,528	11,271
Insurance and retail brokerage commissions	2,104	2,163	6,048	6,536
Income from bank owned life insurance	1,350	1,357	3,957	4,089
Gain on sale of mortgage loans	1,235	832	2,850	1,856
Gain on sale of other loans and assets	387	808	1,048	1,428
Card-related interchange income	3,698	3,637	11,039	10,784
Derivatives mark to market	470	(783)	(1,075)	(420)
Swap fee income	725	84	1,985	727
Other income	1,527	1,712	4,761	5,136
Total noninterest income	16,994	15,505	46,267	46,043
Noninterest Expense
Salaries and employee benefits	20,647	22,446	62,212	66,339
Net occupancy expense	3,176	3,291	9,843	10,518
Furniture and equipment expense	2,847	2,670	8,596	7,980
Data processing expense	1,832	1,558	5,379	4,505
Advertising and promotion expense	750	789	1,940	1,946
Pennsylvania shares tax expense	914	1,713	2,764	3,617
Intangible amortization	67	157	318	469
Collection and repossession expense	760	801	1,803	2,229
Other professional fees and services	1,202	1,002	2,866	2,877
FDIC insurance	1,105	963	3,205	3,047
Loss on sale or write-down of assets	188	140	629	2,037
Litigation and operational losses	295	314	1,174	1,637
Merger and acquisition related	118	28	358	28
Other operating expenses	4,795	4,385	13,163	13,516
Total noninterest expense	38,696	40,257	114,250	120,745
Income Before Income Taxes	24,508	17,312	59,227	56,707
Income tax provision	7,312	4,898	17,551	16,625
Net Income	$17,196	$12,414	$41,676	$40,082
Average Shares Outstanding	88,854,448	88,807,294	88,842,143	89,527,560
Average Shares Outstanding Assuming Dilution	88,858,204	88,813,746	88,843,939	89,531,498
Per Share Data:
Basic Earnings per Share	$0.19	$0.14	$0.47	$0.45
Diluted Earnings per Share	$0.19	$0.14	$0.47	$0.45
Cash Dividends Declared per Common Share	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net Income	$17,196	$12,414	$41,676	$40,082
Other comprehensive (loss) income, before tax benefit (expense):
Unrealized holding (losses) gains on securities arising during the period	(751)	6,344	13,121	12,510
Less: reclassification adjustment for gains on securities included in net income	—	—	(28)	(125)
Unrealized holding (losses) gains on derivatives arising during the period	(1,056)	1,504	1,038	2,172
Less: reclassification adjustment for gains on derivatives included in net income	(16)	—	(57)	(6)
Total other comprehensive (loss) income, before tax benefit (expense)	(1,823)	7,848	14,074	14,551
Income tax benefit (expense) related to items of other comprehensive (loss) income	638	(2,747)	(4,926)	(5,091)
Total other comprehensive (loss) income	(1,185)	5,101	9,148	9,460
Comprehensive Income	$16,011	$17,515	$50,824	$49,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2015	88,961,268	$105,563	$365,981	$378,081	$(2,386)	$(127,693)	$719,546
Net income				41,676			41,676
Other comprehensive income					9,148		9,148
Cash dividends declared ($0.21 per share)				(18,678)			(18,678)
Treasury stock acquired	(98,687)					(864)	(864)
Treasury stock reissued	23,148		39	—		177	216
Restricted stock	106,348	—	271	—		472	743
Balance at September 30, 2016	88,992,077	$105,563	$366,291	$401,079	$6,762	$(127,908)	$751,787

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2014	91,723,028	$105,563	$365,615	$353,027	$(4,499)	$(103,561)	$716,145
Net income				40,082			40,082
Other comprehensive income					9,460		9,460
Cash dividends declared ($0.21 per share)				(18,862)			(18,862)
Treasury stock acquired	(2,918,066)					(25,383)	(25,383)
Treasury stock reissued	20,936		32	—		160	192
Restricted stock	135,370	—	303	—		831	1,134
Balance at September 30, 2015	88,961,268	$105,563	$365,950	$374,247	$4,961	$(127,953)	$722,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Operating Activities	(dollars in thousands)
Net income	$41,676	$40,082
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	20,306	8,818
Deferred tax expense	4,332	12,520
Depreciation and amortization	5,234	5,750
Net gains on securities and other assets	(2,288)	(952)
Net amortization of premiums and discounts on securities	3,486	2,012
Income from increase in cash surrender value of bank owned life insurance	(3,957)	(4,089)
Increase in interest receivable	(50)	(167)
Mortgage loans originated for sale	(94,611)	(67,708)
Proceeds from sale of mortgage loans	95,341	67,071
Decrease in interest payable	(324)	(173)
Decrease in income taxes payable	(3,055)	(22)
Other-net	(6,200)	(10,757)
Net cash provided by operating activities	59,890	52,385
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	35,470	3,828
Purchases	(42,837)	(156,756)
Transactions with securities available for sale:
Proceeds from sales	55,744	—
Proceeds from maturities and redemptions	122,828	286,924
Purchases	(94,777)	(16,600)
Purchases of FHLB stock	(31,218)	(46,911)
Proceeds from the redemption of FHLB stock	40,104	36,980
Proceeds from bank owned life insurance	203	378
Proceeds from sale of loans	3,511	2,898
Proceeds from sale of other assets	6,021	3,668
Net increase in loans	(200,269)	(140,268)
Purchases of other assets	(204)	—
Purchases of premises and equipment	(5,511)	(3,740)
Net cash used in investing activities	(110,935)	(29,599)
Financing Activities
Net (decrease) increase in federal funds purchased	(1,000)	11,000
Net (decrease) increase in other short-term borrowings	(179,498)	212,918
Net increase (decrease) in deposits	263,392	(154,018)
Repayments of other long-term debt	(422)	(50,407)
Dividends paid	(18,678)	(18,862)
Proceeds from reissuance of treasury stock	216	192
Purchase of treasury stock	(864)	(25,383)
Net cash provided by (used in) financing activities	63,146	(24,560)
Net increase (decrease) in cash and cash equivalents	12,101	(1,774)
Cash and cash equivalents at January 1	69,452	74,538
Cash and cash equivalents at September 30	$81,553	$72,764

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
The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year of 2016. These interim financial statements should be read in conjunction with First Commonwealth’s 2015 Annual Report on Form 10-K.
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

	For the Nine Months Ended September 30,
	2016			2015
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$13,121	$(4,593)	$8,528	$12,510	$(4,377)	$8,133
Reclassification adjustment for gains on securities included in net income	(28)	10	(18)	(125)	44	(81)
Total unrealized gains on securities	13,093	(4,583)	8,510	12,385	(4,333)	8,052
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	1,038	(363)	675	2,172	(760)	1,412
Reclassification adjustment for gains on derivatives included in net income	(57)	20	(37)	(6)	2	(4)
Total unrealized gains on derivatives	981	(343)	638	2,166	(758)	1,408
Total other comprehensive income	$14,074	$(4,926)	$9,148	$14,551	$(5,091)	$9,460

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,
	2016			2015
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(751)	$262	$(489)	$6,344	$(2,221)	$4,123
Reclassification adjustment for losses on securities included in net income	—	—	—	—	—	—
Total unrealized (losses) gains on securities	(751)	262	(489)	6,344	(2,221)	4,123
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(1,056)	370	(686)	1,504	(526)	978
Reclassification adjustment for gains on derivatives included in net income	(16)	6	(10)	—	—	—
Total unrealized (losses) gains on derivatives	(1,072)	376	(696)	1,504	(526)	978
Total other comprehensive (loss) income	$(1,823)	$638	$(1,185)	$7,848	$(2,747)	$5,101

The following table details the change in components of OCI for the nine months ended September 30:

	2016				2015
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at December 31	$(2,956)	$10	$560	$(2,386)	$(4,875)	$76	$300	$(4,499)
Other comprehensive income before reclassification adjustment	8,528	—	675	9,203	8,133	—	1,412	9,545
Amounts reclassified from accumulated other comprehensive (loss) income	(18)	—	(37)	(55)	(81)	—	(4)	(85)
Net other comprehensive income during the period	8,510	—	638	9,148	8,052	—	1,408	9,460
Balance at September 30	$5,554	$10	$1,198	$6,762	$3,177	$76	$1,708	$4,961

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest, as well as detail on non-cash investing and financing activities for the nine months ended September 30:

	2016	2015
	(dollars in thousands)
Cash paid during the period for:
Interest	$14,768	$11,682
Income taxes	15,750	4,000
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	3,973	7,413
Loans transferred from held to maturity to held for sale	3,573	3,071
Gross increase in market value adjustment to securities available for sale	13,094	12,381
Gross increase in market value adjustment to derivatives	981	2,167
Investments committed to purchase, not settled	276	1,350
Proceeds from death benefit on bank-owned life insurance not received	320	—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common shares issued	105,563,455	105,563,455	105,563,455	105,563,455
Average treasury stock shares	(16,609,505)	(16,602,502)	(16,617,616)	(15,858,433)
Average unearned nonvested shares	(99,502)	(153,659)	(103,696)	(177,462)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	88,854,448	88,807,294	88,842,143	89,527,560
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	3,756	6,452	1,796	3,938
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	88,858,204	88,813,746	88,843,939	89,531,498
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the nine months ended September 30 because to do so would have been antidilutive.

	2016			2015
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	72,432	$8.38	$10.09	121,091	$5.26	$9.84

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
The following table identifies the notional amount of those instruments at:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,598,318	$1,643,187
Financial standby letters of credit	17,760	17,843
Performance standby letters of credit	28,110	26,497
Commercial letters of credit	1,528	1,672

The notional amounts outstanding as of September 30, 2016 include amounts issued in 2016 of $23 thousand in financial standby letters of credit, $2.9 million in performance standby letters of credit and $0.2 million commercial letters of credit. A liability of $0.2 million has been recorded as of both September 30, 2016 and December 31, 2015 which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $4.0 million as of September 30, 2016 and $4.4 million as of December 31, 2015. This liability is reflected in "Other liabilities" in the Condensed Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2016, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $7 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
First Commonwealth Financial Corporation and First Commonwealth Bank were named defendants in an action commenced August 27, 2015 by eight named plaintiffs that is pending in the Court of Common Pleas of Jefferson County, Pennsylvania.  The plaintiffs allege that the Bank repossessed motor vehicles, sold the vehicles and sought to collect deficiency balances in a manner that did not comply with the notice requirements of the Pennsylvania Uniform Commercial Code (UCC), charged inappropriate costs and fees, including storage costs for dates that a repossessed vehicle was not in storage, and wrongly filed forms with the Department of Motor Vehicles asserting that the Bank had complied with applicable laws relating to the repossession of the vehicles. The plaintiffs seek to pursue the action as a class action on behalf of the named plaintiffs and other similarly situated plaintiffs who had their automobiles repossessed and seek to recover damages under the UCC and the Pennsylvania Fair Credit Extension Uniformity Act. First Commonwealth and the Bank contest the plaintiffs’ allegations and intend to oppose class certification.  The Bank has also asserted counterclaims for breach of contract, set-off and recoupment against the plaintiffs, individually, and as representatives of the putative class.  The Bank and counsel for the plaintiffs reached an agreement-in-principle to settle the litigation during the second quarter of 2016. The parties are negotiating the terms of a definitive settlement agreement which would be subject to court approval and other customary conditions. The estimated cost of the settlement to the Bank was recorded as a liability in the second quarter of 2016. As set forth in the preceding paragraph, all current litigation matters, including this action, are believed to be within the range of reasonably possible losses set forth in the preceding paragraph.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$16,059	$1,917	$—	$17,976	$20,034	$2,071	$(13)	$22,092
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	692,092	13,090	(556)	704,626	778,476	7,983	(8,882)	777,577
Mortgage-Backed Securities – Commercial	1	—	—	1	28	—	—	28
Other Government-Sponsored Enterprises	19,300	7	—	19,307	19,201	2	(85)	19,118
Obligations of States and Political Subdivisions	27,073	878	—	27,951	27,066	532	—	27,598
Corporate Securities	5,901	618	—	6,519	1,897	422	—	2,319
Pooled Trust Preferred Collateralized Debt Obligations	43,020	677	(8,088)	35,609	42,239	916	(7,497)	35,658
Total Debt Securities	803,446	17,187	(8,644)	811,989	888,941	11,926	(16,477)	884,390
Equities	1,670	—	—	1,670	2,170	—	—	2,170
Total Securities Available for Sale	$805,116	$17,187	$(8,644)	$813,659	$891,111	$11,926	$(16,477)	$886,560

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2016, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$5,600	$5,602
Due after 1 but within 5 years	17,697	17,756
Due after 5 but within 10 years	27,073	27,951
Due after 10 years	44,924	38,077
	95,294	89,386
Mortgage-Backed Securities (a)	708,152	722,603
Total Debt Securities	$803,446	$811,989

(a)
Mortgage Backed Securities include an amortized cost of $16.1 million and a fair value of $18.0 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $692.1 million and a fair value of $704.6 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the nine months ended September 30:

	2016	2015
	(dollars in thousands)
Proceeds from sales	$55,744	$—
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$304	$—
Gross losses	(276)	—
	28	—
Maturities and impairment
Gross gains	—	125
Gross losses	—	—
Other-than-temporary impairment	—	—
	—	125
Net gains and impairment	$28	$125

Securities available for sale with an estimated fair value of $498.5 million and $416.1 million were pledged as of September 30, 2016 and December 31, 2015, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$4,615	$154	$—	$4,769	$4,775	$—	$(7)	$4,768
Mortgage-Backed Securities- Commercial	35,625	225	—	35,850	16,843	—	(247)	16,596
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	297,681	5,865	—	303,546	315,609	30	(1,824)	313,815
Mortgage-Backed Securities – Commercial	14,809	378	—	15,187	15,187	—	(178)	15,009
Obligations of States and Political Subdivisions	36,783	884	(25)	37,642	31,910	301	(58)	32,153
Total Securities Held to Maturity	$389,513	$7,506	$(25)	$396,994	$384,324	$331	$(2,314)	$382,341
The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	1,223	1,249
Due after 5 but within 10 years	29,368	30,125
Due after 10 years	6,192	6,268
	36,783	37,642
Mortgage-Backed Securities (a)	352,730	359,352
Total Debt Securities	$389,513	$396,994

(a)
Mortgage Backed Securities include an amortized cost of $40.2 million and a fair value of $40.6 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $312.5 million and a fair value of $318.7 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Securities held to maturity with an amortized cost of $281.9 million and $45.7 million were pledged as of September 30, 2016 and December 31, 2015, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit-related other-than-temporary impairment on debt securities is recognized in earnings, while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the nine months ended September 30, 2016 and 2015, no other-than-temporary impairment charges were recognized.
First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.
We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether we are more likely than not to sell, or be required to sell, the security. We evaluate whether we are more likely than not to sell debt securities based upon our investment strategy for the particular type of security, our cash flow needs, liquidity position, capital adequacy, tax position and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, weakness in the U.S. economy, changes in real estate values and additional interest deferrals in our pooled trust preferred collateralized debt obligations. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of FASB ASC Topic 325, “Investments – Other,” and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. If these estimated cash flows indicate that it is probable that an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized in accordance with FASB ASC Topic 320. There is a risk that First Commonwealth will record other-than-temporary impairment charges in the future. See Note 10, “Fair Values of Assets and Liabilities,” for additional information.
The following table presents the gross unrealized losses and estimated fair values at September 30, 2016 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	$59,691	$(137)	$60,909	$(419)	$120,600	$(556)
Obligations of States and Political Subdivisions	1,781	(25)	—	—	1,781	(25)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	29,896	(8,088)	29,896	(8,088)
Total Securities	$61,472	$(162)	$90,805	$(8,507)	$152,277	$(8,669)

At September 30, 2016, fixed income securities issued by U.S. Government-sponsored enterprises comprised 6% of total unrealized losses due to changes in market interest rates. Pooled trust preferred collateralized debt obligations accounted for 93% of the unrealized losses primarily due to the illiquid market for this investment type. At September 30, 2016, there are 22 debt securities in an unrealized loss position.

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
As of September 30, 2016, our corporate securities had an amortized cost and an estimated fair value of $5.9 million and $6.5 million, respectively. As of December 31, 2015, our corporate securities had an amortized cost and estimated fair value of $1.9 million and $2.3 million, respectively. Corporate securities are comprised of debt for large regional banks. There were no corporate securities in an unrealized loss position as of September 30, 2016 and December 31, 2015. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
As of September 30, 2016, the book value of our pooled trust preferred collateralized debt obligations totaled $43.0 million with an estimated fair value of $35.6 million, which includes securities comprised of 268 banks and other financial institutions. All of our pooled securities are mezzanine tranches, three of which have no senior class remaining in the issue. The credit ratings on all of our issues are below investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of September 30, 2016, after taking into account management’s best estimates of future interest deferrals and defaults, three of our securities had no excess subordination in the tranches we own and six of our securities had excess subordination which ranged from 2% to 82% of the current performing collateral.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information related to our pooled trust preferred collateralized debt obligations as of September 30, 2016:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL IV	Mezzanine	$1,830	$1,331	$(499)	B1/BB	6	18.05%	60.61%
Pre TSL VII	Mezzanine	3,119	3,513	394	Ca/-	14	47.77	0.00
Pre TSL VIII	Mezzanine	2,063	2,025	(38)	C/C	28	44.37	0.00
Pre TSL IX	Mezzanine	2,403	1,893	(510)	B1/C	37	27.83	12.79
Pre TSL X	Mezzanine	1,707	1,887	180	Caa1/C	42	31.58	2.17
Pre TSL XII	Mezzanine	5,839	4,584	(1,255)	B3/C	64	24.50	0.00
Pre TSL XIII	Mezzanine	12,888	10,504	(2,384)	Ba3/C	54	11.75	48.41
Pre TSL XIV	Mezzanine	12,960	9,559	(3,401)	B1/CC	54	13.45	37.92
MMCap I	Mezzanine	211	313	102	Ca/C	8	58.11	81.65
Total		$43,020	$35,609	$(7,411)
Lack of liquidity in the market for trust preferred collateralized debt obligations, below investment grade credit ratings and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.
In October 2016, the Company received notice that the Senior note holders of Pre TSL VII elected to liquidate all assets of the trust. The sale of the assets and early redemption of the security is anticipated to be completed in the fourth quarter of 2016. Estimated proceeds are expected to be in line with our book value.
All of the Company's pooled trust preferred securities are included in the non-exclusive list issued by the regulatory agencies and therefore are not considered covered funds under the Volcker Rule.
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the three and nine months ended September 30, 2016 and 2015, there were no credit-related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments, we determine a credit-related portion and a non-credit related portion of other-than-temporary impairment. The credit-related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit-related impairment. A discounted cash flow analysis provides the best estimate of credit-related other-than-temporary impairment for these securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2016. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

•
Credit Analysis – A quarterly credit evaluation is performed for each of the 268 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they will become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of September 30, 2016, default probabilities for performing collateral ranged from 0.33% to 75%.

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
Our cash flow analysis as of September 30, 2016, indicates that no credit-related other-than-temporary impairment has occurred on our pooled trust preferred securities during the nine months ended September 30, 2016. Based upon the analysis performed by management, it is probable that three of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior periods. These securities are identified in the table on page 17 with 0.00% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of September 30, 2016 indicates it is probable that we will collect all contractual principal and interest payments. For four of those securities, PreTSL IX, PreTSL XIII, PreTSL XIV and MMCap I, other-than-temporary impairment charges were recorded in prior periods; however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL IV. Our cash flow analysis as of September 30, 2016, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in the present value of estimated future principal and interest payments exceeding the securities' current book value. The excess for each bond of the present value of future cash flows over our current book value ranges from 19% to 123% and will be recognized as an adjustment to yield over the remaining life of these securities. The excess subordination recognized as an adjustment to yield is reflected in the following table as increases in cash flows expected to be collected.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Balance, beginning (a)	$24,310	$25,366	$24,851	$26,246
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(270)	(255)	(811)	(917)
Reduction for debt securities called during the period	—	—	—	(218)
Balance, ending	$24,040	$25,111	$24,040	$25,111

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
In the first nine months of 2016 and 2015, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of September 30, 2016 and 2015, there were no equity securities in an unrealized loss position.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2016 and December 31, 2015, our FHLB stock totaled $54.1 million and $63.0 million, respectively, and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and nine months ended September 30, 2016.
Note 8 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,207,447	$1,150,906
Real estate construction	229,375	220,736
Residential real estate	1,185,759	1,224,465
Commercial real estate	1,683,015	1,479,000
Loans to individuals	555,056	608,643
Total loans	$4,860,652	$4,683,750

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
The following tables represent our credit risk profile by creditworthiness:

	September 30, 2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$1,105,422	$229,092	$1,172,174	$1,661,908	$554,792	$4,723,388
Non-Pass
OAEM	26,758	283	5,962	7,002	—	40,005
Substandard	75,267	—	7,623	14,105	264	97,259
Doubtful	—	—	—	—	—	—
Total Non-Pass	102,025	283	13,585	21,107	264	137,264
Total	$1,207,447	$229,375	$1,185,759	$1,683,015	$555,056	$4,860,652

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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of September 30, 2016. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of September 30, 2016 and December 31, 2015. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	September 30, 2016
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$780	$37	$826	$30,868	$32,511	$1,174,936	$1,207,447
Real estate construction	—	—	—	—	—	229,375	229,375
Residential real estate	3,736	878	527	6,031	11,172	1,174,587	1,185,759
Commercial real estate	785	73	195	3,377	4,430	1,678,585	1,683,015
Loans to individuals	2,038	615	795	264	3,712	551,344	555,056
Total	$7,339	$1,603	$2,343	$40,540	$51,825	$4,808,827	$4,860,652

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
Significant nonaccrual loans as of September 30, 2016, include the following:

•
An $11.8 million relationship of commercial industrial loans to a steel and aluminum servicing company. These loans were originated in 2011 and were placed in nonaccrual status during the first quarter of 2016. The collateral valuation completed in the third quarter of 2016 incorporated certain estimates obtained in the first quarter of 2016.

•
A $4.3 million relationship of commercial industrial loans to an oil and gas well services company. These loans were originated in 2014 and were placed in nonaccrual status during the fourth quarter of 2015. During the nine months ended September 30, 2016, charge-offs of $2.0 million related to this relationship were recorded. Values used in the September 30, 2016 collateral valuation were updated in the third quarter of 2016.

•
A $4.0 million relationship of commercial industrial loans to a manufacturer of mine safety products. These loans were originated from 2014 to 2015 and were placed in nonaccrual status during the second quarter of 2016. During the nine months ended September 30, 2016, charge-offs of $6.5 million related to this relationship were recorded. A collateral valuation completed in September 2016 incorporated certain estimates obtained in the second quarter of 2016.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
A $3.4 million relationship of commercial industrial loans to a local energy company involved in the drilling and production of natural gas wells. These loans were originated from 2008 to 2011 and were placed in nonaccrual status during the third quarter of 2013. Two of these loans were modified resulting in TDR classification: one loan totaling $1.0 million was modified in 2012, and the other loan totaling $2.3 million was modified in 2014. During the nine months ended September 30, 2016, charge-offs of $1.3 million related to this relationship were recorded. The September 30, 2016 collateral valuation incorporated estimates obtained in the first quarter of 2016.

•
A $3.3 million relationship of commercial industrial loans to a gear manufacturer. These loans were originated in 2013 and were placed in nonaccrual status during the third quarter of 2015. During the nine months ended September 30, 2016, charge-offs of $0.4 million related to this relationship were recorded. The September 30, 2016 collateral valuation incorporated estimates obtained in the second quarter of 2016.

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of September 30, 2016 and December 31, 2015. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	September 30, 2016			December 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$17,948	$27,205		$11,344	$15,673
Real estate construction	—	—		28	117
Residential real estate	11,506	13,513		9,952	11,819
Commercial real estate	6,045	7,244		7,562	9,449
Loans to individuals	377	444		421	507
Subtotal	35,876	48,406		29,307	37,565
With an allowance recorded:
Commercial, financial, agricultural and other	18,238	20,748	7,739	20,132	22,590	6,952
Real estate construction	—	—	—	—	—	—
Residential real estate	175	215	6	461	672	51
Commercial real estate	537	537	430	944	1,008	42
Loans to individuals	—	—	—	—	—	—
Subtotal	18,950	21,500	8,175	21,537	24,270	7,045
Total	$54,826	$69,906	$8,175	$50,844	$61,835	$7,045

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30,
	2016		2015
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$24,020	$421	$19,199	$161
Real estate construction	6	44	102	—
Residential real estate	11,546	232	10,987	118
Commercial real estate	7,143	140	8,545	69
Loans to individuals	423	10	312	14
Subtotal	43,138	847	39,145	362
With an allowance recorded:
Commercial, financial, agricultural and other	15,310	77	6,125	100
Real estate construction	—	—	—	—
Residential real estate	111	—	275	—
Commercial real estate	524	18	83	4
Loans to individuals	—	—	—	—
Subtotal	15,945	95	6,483	104
Total	$59,083	$942	$45,628	$466

	For the Three Months Ended September 30,
	2016		2015
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$24,674	$128	$14,215	$40
Real estate construction	—	—	32	—
Residential real estate	11,636	94	10,748	39
Commercial real estate	6,463	73	7,894	26
Loans to individuals	384	7	314	5
Subtotal	43,157	302	33,203	110
With an allowance recorded:
Commercial, financial, agricultural and other	17,207	22	7,700	29
Real estate construction	—	—	—	—
Residential real estate	174	—	351	—
Commercial real estate	547	7	81	1
Loans to individuals	—	—	—	—
Subtotal	17,928	29	8,132	30
Total	$61,085	$331	$41,335	$140
Unfunded commitments related to nonperforming loans were $0.4 million at September 30, 2016 and $0.1 million at December 31, 2015. After consideration of the requirements to draw and available collateral related to these commitments, a reserve of $12 thousand and $13 thousand was established for these off balance sheet exposures at September 30, 2016 and December 31, 2015, respectively.

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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$14,286	$14,139
Nonaccrual status	12,723	12,360
Total	$27,009	$26,499
Commitments
Unused lines of credit	$349	$3,252
The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Nine Months Ended September 30, 2016
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	5	$93	$4,009	$3,853	$7,955	$7,281	$1,612
Residential real estate	35	—	214	2,548	2,762	2,620	—
Commercial real estate	7	1,348	—	25	1,373	1,285	68
Loans to individuals	10	—	71	25	96	76	—
Total	57	$1,441	$4,294	$6,451	$12,186	$11,262	$1,680

	For the Nine Months Ended September 30, 2015
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	4	$1,751	$—	$652	$2,403	$2,314	$52
Residential real estate	24	—	296	958	1,254	1,165	—
Commercial real estate	1	—	—	464	464	407	—
Loans to individuals	8	—	61	35	96	77	—
Total	37	$1,751	$357	$2,109	$4,217	$3,963	$52
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the nine months ended September 30, 2016 and 2015, $4.3 million and $0.4 million, respectively, of total rate modifications represent loans with modifications to the rate as well as

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payment as a result of re-amortization. For both 2016 and 2015 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three Months Ended September 30, 2016
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$—	$3,853	$3,853	$3,853	$1,612
Residential real estate	11	—	100	373	473	441	—
Commercial real estate	1	85	—	—	85	85	—
Loans to individuals	4	—	42	10	52	45	—
Total	17	$85	$142	$4,236	$4,463	$4,424	$1,612

	For the Three Months Ended, September 30, 2015
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$—	$543	$543	$525	$—
Residential real estate	8	—	—	455	455	455	—
Loans to individuals	2	—	—	18	18	16	—
Total	11	$—	$—	$1,016	$1,016	$996	$—
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the three months ended September 30, 2016, $0.1 million of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. None of the rate modifications for three months ended September 30, 2015 represent loans with modifications to the rate as well as the payment. For both 2016 and 2015 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to restructured loans that were considered to be in default during the nine months ended September 30:

	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	—	$—	3	$108
Total	—	$—	3	$108

The following table provides information related to restructured loans that were considered to be in default during the three months ended September 30:

	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	—	$—	2	$105
Total	—	$—	2	$105

The following tables provide detail related to the allowance for credit losses:

	For the Nine Months Ended September 30, 2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$31,035	$887	$2,606	$11,924	$4,360	$50,812
Charge-offs	(13,308)	—	(976)	(418)	(3,751)	(18,453)
Recoveries	261	227	407	803	371	2,069
Provision (credit)	23,935	(638)	330	(6,725)	3,404	20,306
Ending Balance	$41,923	$476	$2,367	$5,584	$4,384	$54,734
Ending balance: individually evaluated for impairment	$7,739	$—	$6	$430	$—	$8,175
Ending balance: collectively evaluated for impairment	34,184	476	2,361	5,154	4,384	46,559
Loans:
Ending balance	1,207,447	229,375	1,185,759	1,683,015	555,056	4,860,652
Ending balance: individually evaluated for impairment	35,501	—	5,670	5,081	—	46,252
Ending balance: collectively evaluated for impairment	1,171,946	229,375	1,180,089	1,677,934	555,056	4,814,400

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$29,627	$2,063	$3,664	$11,881	$4,816	$52,051
Charge-offs	(8,579)	—	(1,351)	(1,249)	(3,283)	(14,462)
Recoveries	922	84	417	186	502	2,111
Provision (credit)	5,230	(554)	(54)	1,584	2,612	8,818
Ending Balance	$27,200	$1,593	$2,676	$12,402	$4,647	$48,518
Ending balance: individually evaluated for impairment	$4,202	$—	$20	$33	$—	$4,255
Ending balance: collectively evaluated for impairment	22,998	1,593	2,656	12,369	4,647	44,263
Loans:
Ending balance	1,126,881	179,710	1,204,220	1,435,954	628,970	4,575,735
Ending balance: individually evaluated for impairment	22,852	—	6,037	5,706	—	34,595
Ending balance: collectively evaluated for impairment	1,104,029	179,710	1,198,183	1,430,248	628,970	4,541,140

	For the Three Months Ended September 30, 2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$46,357	$480	$2,605	$5,862	$4,517	$59,821
Charge-offs	(7,163)	—	(374)	(10)	(1,260)	(8,807)
Recoveries	63	—	147	20	82	312
Provision (credit)	2,666	(4)	(11)	(288)	1,045	3,408
Ending Balance	$41,923	$476	$2,367	$5,584	$4,384	$54,734

	For the Three Months Ended, September 30, 2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$23,755	$1,518	$2,923	$12,227	$4,921	$45,344
Charge-offs	(639)	—	(301)	(561)	(900)	(2,401)
Recoveries	564	—	178	33	179	954
Provision (credit)	3,520	75	(124)	703	447	4,621
Ending Balance	$27,200	$1,593	$2,676	$12,402	$4,647	$48,518

Note 9 Income Taxes
At September 30, 2016 and December 31, 2015, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2013 through 2015 are open for examination as of September 30, 2016.

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
Interest rate derivatives are reported at an estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities, and consist of interest rate swaps where there is no significant deterioration in the counterparties' (loan customers') credit risk since origination of the interest rate swap as well as interest rate caps and risk participation agreements. First Commonwealth values its interest rate swap and cap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to one year, Eurodollar futures contracts and swap rates from one year to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 11, “Derivatives.”
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$35,609		Discounted Cash Flow	Probability of default	0% - 100% (10.26%)
				Prepayment rates	0% - 72.91% (4.00%)
				Discount rates	5.25% - 12.00% (a)
Equities	1,670		Par Value	N/A	N/A
Impaired Loans	2,348	(b)	Reserve study	Discount rate	10.00%
				Gas per MCF	$1.63 - $3.38 (c)
				Oil per BBL/d	$40.97 - $56.16 (c)
	7,308	(b)	Discounted Cash Flow	Discount Rate	1.90% - 4.68%
Limited Partnership Investments	704		Par Value	N/A	N/A

(a)	Incorporates spread over risk free rate related primarily to credit quality and illiquidity of securities.

(b)	The remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(c)	Unobservable inputs are defined as follows: MCF - million cubic feet; BBL/d - barrels per day.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$17,976	$—	$17,976
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	704,626	—	704,626
Mortgage-Backed Securities - Commercial	—	1	—	1
Other Government-Sponsored Enterprises	—	19,307	—	19,307
Obligations of States and Political Subdivisions	—	27,951	—	27,951
Corporate Securities	—	6,519	—	6,519
Pooled Trust Preferred Collateralized Debt Obligations	—	—	35,609	35,609
Total Debt Securities	—	776,380	35,609	811,989
Equities	—	—	1,670	1,670
Total Securities Available for Sale	—	776,380	37,279	813,659
Other Investments	—	54,066	—	54,066
Loans held for sale	—	7,855	—	7,855
Other Assets(a)	—	19,224	704	19,928
Total Assets	$—	$857,525	$37,983	$895,508
Other Liabilities(a)	$—	$18,879	$—	$18,879
Total Liabilities	$—	$18,879	$—	$18,879

(a)	Hedging and non-hedging interest rate derivatives

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$22,092	$—	$22,092
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	777,577	—	777,577
Mortgage-Backed Securities - Commercial	—	28	—	28
Other Government-Sponsored Enterprises	—	19,118	—	19,118
Obligations of States and Political Subdivisions	—	27,598	—	27,598
Corporate Securities	—	2,319	—	2,319
Pooled Trust Preferred Collateralized Debt Obligations	—	—	35,658	35,658
Total Debt Securities	—	848,732	35,658	884,390
Equities	—	—	2,170	2,170
Total Securities Available for Sale	—	848,732	37,828	886,560
Other Investments	—	62,952	—	62,952
Loans held for sale	—	5,763	—	5,763
Other Assets(a)	—	11,273	—	11,273
Total Assets	$—	$928,720	$37,828	$966,548
Other Liabilities(a)	$—	$10,829	$—	$10,829
Total Liabilities	$—	$10,829	$—	$10,829

(a)	Hedging and non-hedging interest rate derivatives

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the nine months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2016
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$35,658	$2,170	$—	$37,828
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	(19)	—	—	(19)
Purchases, issuances, sales and settlements
Purchases	—	36	168	204
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(30)	—	—	(30)
Transfers from Level 3	—	(536)	—	(536)
Transfers into Level 3	—	—	536	536
Balance, end of period	$35,609	$1,670	$704	$37,983

	2015
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total
	(dollars in thousands)
Balance, beginning of period	$28,999	$1,420	$30,419
Total gains or losses
Included in earnings	105	—	105
Included in other comprehensive income	7,729	—	7,729
Purchases, issuances, sales and settlements
Purchases	—	500	500
Issuances	—	—	—
Sales	—	—	—
Settlements	(1,054)	—	(1,054)
Transfers into Level 3	—	—	—
Balance, end of period	$35,779	$1,920	$37,699
During the nine months ended September 30, 2016, $0.5 million in investments in limited partnerships were moved from other equity securities to other assets constituting the transfers into and out of Level 3. During the nine months ended September 30, 2015, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2016 and 2015.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

2016
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
(dollars in thousands)
Balance, beginning of period	$33,723	$1,670	$704	$36,097
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	1,886	—	—	1,886
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of period	$35,609	$1,670	$704	$37,983

2015
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total
(dollars in thousands)
Balance, beginning of period	$35,521	$1,920	37,441
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	258	—	258
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$35,779	$1,920	$37,699
During the three months ended September 30, 2016 and 2015, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2016 and 2015.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$28,158	$18,493	$46,651
Other real estate owned	—	8,620	—	8,620
Total Assets	$—	$36,778	$18,493	$55,271

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$30,979	$12,820	$43,799
Other real estate owned	—	10,039	8	10,047
Total Assets	$—	$41,018	$12,828	$53,846
The following gain (losses) were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Impaired loans	$386	$(2,838)	$(13,982)	$(3,532)
Other real estate owned	(114)	(78)	(331)	(1,205)
Total losses	$272	$(2,916)	$(14,313)	$(4,737)
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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a current carrying value of $7.7 million as of September 30, 2016 and consists primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 12, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2016.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.2 million at both September 30, 2016 and December 31, 2015. See Note 5, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	September 30, 2016
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$76,456	$76,456	$76,456	$—	$—
Interest-bearing deposits	5,097	5,097	5,097	—	—
Securities available for sale	813,659	813,659	—	776,380	37,279
Securities held to maturity	389,513	396,994	—	396,994	—
Other investments	54,066	54,066	—	54,066	—
Loans held for sale	7,855	7,855	—	7,855	—
Loans	4,860,652	4,882,076	—	28,158	4,853,918
Financial liabilities
Deposits	4,458,980	4,461,516	—	4,461,516	—
Short-term borrowings	1,330,327	1,329,740	—	1,329,740	—
Subordinated debt	72,167	63,858	—	—	63,858
Long-term debt	8,892	9,840	—	9,840	—

	December 31, 2015
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$66,644	$66,644	$66,644	$—	$—
Interest-bearing deposits	2,808	2,808	2,808	—	—
Securities available for sale	886,560	886,560	—	848,732	37,828
Other investments	62,952	62,952	—	62,952	—
Loans held for sale	5,763	5,763	—	5,763	—
Loans	4,683,750	4,690,852	—	30,979	4,659,873
Financial liabilities
Deposits	4,195,894	4,198,817	—	4,198,817	—
Short-term borrowings	1,510,825	1,510,718	—	1,510,718	—
Subordinated debt	72,167	62,794	—	—	62,794
Long-term debt	9,314	9,834	—	9,834	—
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
We have 27 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have eight risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
The periodic net settlement of interest rate swaps is recorded as an adjustment to "Interest and fees on loans" in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2016, there was a $0.4 million and $1.3 million impact on interest income as a result of these interest rate swaps, respectively. Changes in the fair value of the effective portion of cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest and fees on loans," the same line item in the Condensed Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at September 30, 2016, and December 31, 2015, and changes in the fair value attributed to hedge ineffectiveness were not material.
The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(1,604)	$(542)
Notional Amount:
Interest rate derivatives	343,193	276,860
Interest rate caps	20,356	22,793
Risk participation agreements	195,075	126,612
Sold credit protection on risk participation agreements	(40,536)	(20,383)
Derivatives Designated as Hedging Instruments
Fair value adjustment	(1,960)	922
Notional Amount - Interest rate derivatives	200,000	200,000

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in "Other income" on the Condensed Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Non-hedging interest rate derivatives
Increase (decrease) in other income	$470	$(783)	$(1,075)	$(420)
Hedging interest rate derivatives
Increase (decrease) in interest and fees on loans	404	(565)	1,258	1,503
Increase in other expense	16	—	57	21

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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of September 30, 2016 and December 31, 2015 was $164.4 million and $164.5 million, respectively. No impairment charges on goodwill or other intangible assets were incurred in 2016 or 2015.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of September 30, 2016, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
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
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10)," which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This ASU addresses: 1. requiring equity investments to be measured at fair value, recognizing the changes in fair value through net income; 2. simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3. eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public entities; 4. eliminating the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; 5. requiring

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

public entities to use the exit price notion when measuring the fair value of financial instruments; 6. requiring an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 7. requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements; and 8. clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 for public entities and for fiscal years beginning after December 15, 2018 for entities that are not public entities. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain relief; full retrospective application is prohibited. We are currently evaluating the potential impact of ASU 2016-02 on our financial statements.
In March 2016, FASB issued ASU No. 2016-05, "Derivatives and Hedging (Topic 815)," which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This ASU is effective for public entities beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The guidance requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The standard is effective for the Company as of January 1, 2020. Management is currently evaluating the impact of the amended guidance on First Commonwealth’s financial condition or results of operations
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230),” which provides guidance on eight specific cash flow issues: 1. debt prepayment or extinguishment costs; 2. settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates; 3. contingent consideration payments made after a business combination; 4. proceeds from the settlement of insurance claims; 5. proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6. distributions received from equity method investees; 7. beneficial interests in securitizations transactions; and 8. separately identifiable cash flows and application of the predominance principle. This ASU provides additional guidance for these eight issues, reducing current and potential diversity in practice. This standard is

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effective for the Company as of January 1, 2018. Management is currently evaluating the impact of the amended guidance on First Commonwealth’s financial condition or results of operations.
Note 14 Subsequent Event

On October 3, 2016, the Company announced the signing of a definitive Agreement and Plan of Merger providing for the merger of DCB Financial Corporation with and into the Company in a stock and cash transaction valued at approximately $14.50 per share, or $106 million in the aggregate. The acquisition of DCB Financial Corporation includes approximately $556 million in total assets, $467 million in deposits, $397 million in total loans and 9 full-service banking offices in the Columbus market area. This transaction is subject to regulatory approval and is expected to close in the second quarter of 2017.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and nine months ended September 30, 2016 and 2015, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 45 and 52 for the nine and three months ended September 30, 2016 and 2015, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
Net Income	$17,196	$12,414	$41,676	$40,082
Per Share Data:
Basic Earnings per Share	$0.19	$0.14	$0.47	$0.45
Diluted Earnings per Share	0.19	0.14	0.47	0.45
Cash Dividends Declared per Common Share	0.07	0.07	0.21	0.21
Average Balance:
Total assets	$6,679,676	$6,343,009	$6,668,176	$6,354,128
Total equity	748,078	718,178	739,347	716,200
End of Period Balance:
Net loans			$4,813,773	$4,532,203
Total assets			6,666,483	6,384,749
Total deposits			4,458,980	4,161,490
Total equity			751,787	722,768
Key Ratios:
Return on average assets	1.02%	0.78%	0.83%	0.84%
Return on average equity	9.14%	6.86%	7.53%	7.48%
Dividends payout ratio	36.84%	50.00%	44.68%	46.67%
Average equity to average assets ratio	11.20%	11.32%	11.09%	11.27%
Net interest margin	3.29%	3.25%	3.28%	3.29%
Net loans to deposits ratio			107.96%	108.91%

Results of Operations
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net Income
For the nine months ended September 30, 2016, First Commonwealth had net income of $41.7 million, or $0.47 diluted earnings per share, compared to net income of $40.1 million, or $0.45 diluted earnings per share, in the nine months ended September 30, 2015. The increase in net income was primarily the result of an increase in net interest income and a decrease in noninterest expense, offset by an increase in the provision for credit losses.
For the nine months ended September 30, 2016, the Company’s return on average equity was 7.53% and its return on average assets was 0.83%, compared to 7.48% and 0.84%, respectively, for the nine months ended September 30, 2015.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $150.4 million in the first nine months of 2016, compared to $142.8 million for the same period in 2015. This increase was primarily due to growth in average interest earning assets of $310.2 million. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income), at 76% and 75% for the nine months ended September 30, 2016 and 2015, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.28% and 3.29% for the nine months ended September 30, 2016 and September 30, 2015, respectively. The one basis point decline in the net interest margin is attributable to an increase in the overall cost of interest bearing liabilities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The taxable equivalent yield on interest-earning assets was 3.59% for the nine months ended September 30, 2016, an increase of four basis points compared to the 3.55% yield for the same period in 2015. Excluding the impact of a special FHLB dividend in the first quarter of 2015, the yield on interest-earning assets would have increased six basis points. This increase is largely due to the investment portfolio yield, which, after excluding the impact of the $1.0 million special FHLB dividend, improved by 19 basis points when compared to the nine months ended September 30, 2015. This increase can be attributed to the runoff or sale of lower yielding U.S. Agency securities, which were replaced with higher yielding investment securities. Investment portfolio purchases during the nine months ended September 30, 2016 have been primarily in mortgage-related assets with approximate durations of 48-60 months and municipal securities with durations of approximately five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities if interest rates rise.
The cost of interest-bearing liabilities increased to 0.40% for the nine months ended September 30, 2016, from 0.34% for the same period in 2015, primarily due to an increase in the cost of short-term borrowings. Offsetting that increase was a 7 basis point decline in the cost of time deposits, as higher cost time deposits ran off and were replaced with growth in noninterest-bearing demand deposits, interest bearing demand deposits and short-term borrowings.
For the nine months ended September 30, 2016, changes in interest rates negatively impacted net interest income by $2.3 million when compared with the same period in 2015. The higher yield on interest-earning assets positively impacted net interest income by $1.1 million, while the increase in the cost of interest-bearing liabilities had a negative impact of $3.4 million. We have been able to partially mitigate the impact of low interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, growing the loan portfolio and increasing our investment yields by re-investing cash flow from runoff and from sales of lower-yielding investments.
While increases in the cost of interest-bearing liabilities compressed the net interest margin, increases in average interest-earning assets more than offset the effect on net interest income. Average earning assets for the nine months ended September 30, 2016 increased $310.2 million, or 5%, compared to the same period in 2015. Average loans for the nine months ended September 30, 2016 increased $296.4 million, or 7%, compared to the same period in 2015.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $9.9 million in the nine months ended September 30, 2016, as compared to the same period in 2015. Higher levels of interest-earning assets resulted in an increase of $9.1 million in interest income, while changes in the volume of interest-bearing liabilities decreased interest expense by $0.7 million, primarily as the result of decreases in long-term debt and time deposits, including brokered deposits.
Net interest income also benefited from a $117.3 million increase in average net free funds at September 30, 2016 as compared to September 30, 2015. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $91.5 million, or 8.8%, in noninterest-bearing demand deposit average balances. Additionally, higher cost time deposits continue to mature and reprice into lower cost deposits or other funding alternatives. Average time deposits for the nine months ended September 30, 2016 decreased by $127.4 million compared to the comparable period in 2015.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the nine months ended September 30:

	2016	2015
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$161,682	$151,736
Adjustment to fully taxable equivalent basis	2,836	2,536
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	164,518	154,272
Interest expense	14,166	11,509
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$150,352	$142,763

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the nine months ended September 30:

	2016			2015
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$5,350	$19	0.47%	$3,993	$7	0.23%
Tax-free investment securities	61,968	1,711	3.69	34,374	994	3.87
Taxable investment securities	1,244,828	23,162	2.49	1,260,030	22,749	2.41
Loans, net of unearned income (b)(c)	4,806,061	139,626	3.88	4,509,628	130,522	3.87
Total interest-earning assets	6,118,207	164,518	3.59	5,808,025	154,272	3.55
Noninterest-earning assets:
Cash	68,860			66,249
Allowance for credit losses	(56,905)			(49,617)
Other assets	538,014			529,471
Total noninterest-earning assets	549,969			546,103
Total Assets	$6,668,176			$6,354,128
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$735,297	$355	0.06%	$653,737	$172	0.04%
Savings deposits (d)	1,887,277	2,524	0.18	1,857,077	1,872	0.13
Time deposits	586,638	2,763	0.63	714,005	3,743	0.70
Short-term borrowings	1,447,207	6,322	0.58	1,193,122	3,353	0.38
Long-term debt	81,268	2,202	3.62	126,896	2,369	2.50
Total interest-bearing liabilities	4,737,687	14,166	0.40	4,544,837	11,509	0.34
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,129,511			1,038,016
Other liabilities	61,631			55,075
Shareholders’ equity	739,347			716,200
Total Noninterest-Bearing Funding Sources	1,930,489			1,809,291
Total Liabilities and Shareholders’ Equity	$6,668,176			$6,354,128
Net Interest Income and Net Yield on Interest-Earning Assets		$150,352	3.28%		$142,763	3.29%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the nine months ended September 30, 2016 compared with September 30, 2015:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$12	$2	$10
Tax-free investment securities	717	799	(82)
Taxable investment securities	413	(274)	687
Loans	9,104	8,580	524
Total interest income (b)	10,246	9,107	1,139
Interest-bearing liabilities:
Interest-bearing demand deposits	183	24	159
Savings deposits	652	29	623
Time deposits	(980)	(667)	(313)
Short-term borrowings	2,969	722	2,247
Long-term debt	(167)	(853)	686
Total interest expense	2,657	(745)	3,402
Net interest income	$7,589	$9,852	$(2,263)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the nine months ended September 30:

	2016		2015
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$23,935	118%	$5,230	59%
Real estate construction	(638)	(3)	(554)	(6)
Residential real estate	330	2	(54)	(1)
Commercial real estate	(6,725)	(33)	1,584	18
Loans to individuals	3,404	16	2,612	30
Total	$20,306	100%	$8,818	100%
The provision for credit losses for the nine months ended September 30, 2016 increased in comparison to the nine months ended September 30, 2015 by $11.5 million. The level of provision expense in the first nine months of 2016 is primarily due to commercial, financial, agricultural and other loans as the result of specific reserves established for two loan relationships, as well as increases in historical loss factors and increases in qualitative factors related to certain recovery rates and economic indicators. The provision for loans to individuals is related to charge-offs in the indirect automobile portfolio as well as changes in economic related qualitative factors. The negative provision for commercial real estate loans and real estate construction loans are a result of declines in historical loss factors.
The majority of the 2015 provision expense is attributable to loans to commercial, financial and agricultural loans resulting from an increase in historical loss factors, as well as specific reserves established for three loans, partially offset by the release of $1.1 million in specific reserves for loans transferred to held for sale in the first quarter of 2015. Provision expense for

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

commercial real estate loans was impacted by charge-offs and increases in qualitative factors including those associated with vacancy and rents. The provision for loans to individuals is primarily due to charge-offs in the indirect automobile portfolio. Real estate construction and residential real estate reflect a negative provision expense in 2015 due to a decline in historical loss factors for these categories.
The allowance for credit losses was $54.7 million, or 1.13%, of total loans outstanding at September 30, 2016, compared to $50.8 million, or 1.08%, at December 31, 2015 and $48.5 million, or 1.06%, at September 30, 2015. The change compared to December 31, 2015, can be attributed to an increase of $4.0 million, or 8%, in nonperforming loans, resulting in a $1.1 million increase in the level of specific reserves held on impaired loans. Nonperforming loans as a percentage of total loans increased to 1.13% at September 30, 2016 from 1.09% at December 31, 2015 and 0.89% as of September 30, 2015. The allowance to nonperforming loan ratio was 99.83%, 99.94% and 118.84% as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively.

Below is an analysis of the consolidated allowance for credit losses for the nine months ended September 30, 2016 and 2015 and the year-ended December 31, 2015:

	September 30, 2016	September 30, 2015	December 31, 2015
	(dollars in thousands)
Balance, beginning of period	$50,812	$52,051	$52,051
Loans charged off:
Commercial, financial, agricultural and other	13,308	8,579	11,429
Real estate construction	—	—	8
Residential real estate	976	1,351	1,539
Commercial real estate	418	1,249	1,538
Loans to individuals	3,751	3,283	4,354
Total loans charged off	18,453	14,462	18,868
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	261	922	1,097
Real estate construction	227	84	84
Residential real estate	407	417	587
Commercial real estate	803	186	229
Loans to individuals	371	502	684
Total recoveries	2,069	2,111	2,681
Net credit losses	16,384	12,351	16,187
Provision charged to expense	20,306	8,818	14,948
Balance, end of period	$54,734	$48,518	$50,812

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the nine months ended September 30:

	2016	2015	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$4,098	$4,511	$(413)	(9)%
Service charges on deposit accounts	11,528	11,271	257	2
Insurance and retail brokerage commissions	6,048	6,536	(488)	(7)
Income from bank owned life insurance	3,957	4,089	(132)	(3)
Card-related interchange income	11,039	10,784	255	2
Swap fee income	1,985	727	1,258	173
Other income	4,761	5,136	(375)	(7)
Subtotal	43,416	43,054	362	1
Net securities gains	28	125	(97)	(78)
Gain on sale of mortgage loans	2,850	1,856	994	54
Gain on sale of other loans and assets	1,048	1,428	(380)	(27)
Derivatives mark to market	(1,075)	(420)	(655)	156
Total noninterest income	$46,267	$46,043	$224	—%

Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivatives mark to market, increased $0.4 million for the first nine months of 2016 compared to 2015. Swap fee income increased compared to 2015, by $1.3 million due to an increase in the number of interest rate swaps entered into for our commercial loan customers during the first nine months of 2016 compared to the same period in the prior year. Service charges on deposit accounts increased $0.3 million and card-related interchange income increased $0.3 million, due to increases in customer fee-related activity. Offsetting these increases were insurance and retail brokerage commissions and trust income, which decreased $0.5 million and $0.4 million, respectively, due to lower annuity and mutual fund sales.
Total noninterest income for the nine months ended September 30, 2016 increased $0.2 million in comparison to the nine months ended September 30, 2015. The most significant change includes a $0.7 million decrease related to the mark to market adjustment on interest rate swaps entered into for our commercial loan customers. This negative adjustment does not reflect an actual loss on the swaps, but rather relates to a change in fair value due to increases in corporate bond spreads and decreases in swap rates. Offsetting the derivative mark to market adjustment was a $1.0 million increase in the gain on sale of mortgage loans due to the continuing expansion of our mortgage business.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the nine months ended September 30:

	2016	2015	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$62,212	$66,339	$(4,127)	(6)%
Net occupancy expense	9,843	10,518	(675)	(6)
Furniture and equipment expense	8,596	7,980	616	8
Data processing expense	5,379	4,505	874	19
Advertising and promotion expense	1,940	1,946	(6)	—
Pennsylvania shares tax expense	2,764	3,617	(853)	(24)
Intangible amortization	318	469	(151)	(32)
Collection and repossession expense	1,803	2,229	(426)	(19)
Other professional fees and services	2,866	2,877	(11)	—
FDIC insurance	3,205	3,047	158	5
Other operating expenses	13,163	13,516	(353)	(3)
Subtotal	112,089	117,043	(4,954)	(4)
Loss on sale or write-down of assets	629	2,037	(1,408)	(69)
Merger and acquisition related	358	28	330	1,179%
Litigation and operational losses	1,174	1,637	(463)	28%
Total noninterest expense	$114,250	$120,745	$(6,495)	(5)%

Noninterest expense, excluding loss on sale or write-down of assets, litigation and operational losses and merger and acquisition related expenses, decreased $5.0 million, or 4%, for the nine months ended September 30, 2016 compared to the same period in 2015. Contributing to the 2016 decrease is a $4.1 million decline in salaries and employee benefits primarily due to the retail transformation initiative, which resulted in some staffing reductions as well as a higher than normal level of open positions in the second and third quarters of 2016. The $0.9 million decrease in Pennsylvania shares tax expense is the result of a $0.7 million settlement paid in the third quarter of 2015. Despite the addition of four branch locations as a result of the acquisition of First Community Bank in the fourth quarter of 2015, net occupancy expense was $0.7 million lower in the first nine months of 2016 as compared to the same period in 2015. Contributing to this decline is $0.3 million in lower snow removal costs and efficiencies related to the closure of four branch locations during 2015. Offsetting these decreases is an increase of $0.9 million in data processing expense primarily due to the issuance of chip debit cards to our customers during the first nine months of 2016.

Loss on sale or write-down of assets decreased $1.4 million for the first nine months of 2016 due to $1.1 million in write-downs taken on three OREO properties, as well as a $0.4 million write-down due to the anticipated sale of a bank building during 2015. There was no similar activity in 2016. Litigation and operational losses decreased $0.5 million for the nine months ended September 30, 2016. In the first nine months of 2015, operational losses were largely due to fraud losses recognized in conjunction with several merchant debit card breaches. Losses of this type were lower in the first nine months of 2016.
Income Tax
The provision for income taxes increased $0.9 million for the nine months ended September 30, 2016, compared to the corresponding period in 2015. The higher provision for income taxes was the result of a $2.5 million increase in the level of income before taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the nine months ended September 30, 2016 and 2015.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduced our tax rate below the 35% statutory rate produced an annual effective tax rate of 29.6% and 29.3% for the nine months ended September 30, 2016 and 2015, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

As of September 30, 2016, our deferred tax assets totaled $27.2 million. Based on our evaluation as of September 30, 2016, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not needed. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net Income
For the three months ended September 30, 2016, First Commonwealth had net income of $17.2 million, or $0.19 diluted earnings per share, compared to net income of $12.4 million, or $0.14 diluted earnings per share, in the three months ended September 30, 2015. The increase in net income was primarily the result of an in increase in net interest income, as well as decreases in the provision for credit losses and noninterest expense.
For the three months ended September 30, 2016, the Company’s return on average equity was 9.14% and its return on average assets was 1.02%, compared to 6.86% and 0.78%, respectively, for the three months ended September 30, 2015.

Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $50.6 million in the third quarter of 2016, compared to $47.6 million for the same period in 2015. This increase was primarily due to growth in average interest earning assets of $324.3 million. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income) at 74% and 75% for the three months ended September 30, 2016 and 2015, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.29% and 3.25% for the three months ended September 30, 2016 and September 30, 2015, respectively. The four basis point increase in the net interest margin is primarily due to an increase in the yield on earning assets.

The taxable equivalent yield on interest-earning assets was 3.60% for the three months ended September 30, 2016, an increase of eight basis points compared to the 3.52% yield for the same period in 2015. This increase is largely due to the investment portfolio yield, which improved by 8 basis points when compared to the three months ended September 30, 2015. This increase can be attributed to the runoff or sale of lower yielding U.S. Agency securities, which were replaced with higher yielding investment securities. Investment portfolio purchases during the three months ended September 30, 2016 have been primarily in mortgage-related assets with approximate durations of 48-60 months and municipal securities with durations of approximately five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities if interest rates rise.
The cost of interest-bearing liabilities increased to 0.41% for the three months ended September 30, 2016, from 0.34% for the same period in 2015, primarily due to an increase of 16 basis points in the cost of short-term borrowings and 8 basis points in the cost of savings deposits.
For the three months ended September 30, 2016, changes in interest rates negatively impacted net interest income by $0.2 million when compared with the same period in 2015. The higher yield on interest-earning assets positively impacted net interest income by $1.0 million, while the increase in the cost of interest-bearing liabilities had a negative impact of $1.2 million. We have been able to partially mitigate the impact of low interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, growing the loan portfolio and increasing our investment yields by reinvesting cash flow from runoff and from sales of lower-yielding investments.
While changes in interest rates and yields negatively impacted the net interest margin, increases in average interest-earning assets more than offset the effect on net interest income. Average earning assets for the three months ended September 30, 2016 increased $324.3 million, or 5.6%, compared to the same period in 2015. Average loans for the three months ended September 30, 2016 increased $288.3 million, or 6.3%, compared to the same period in 2015.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $3.2 million in the three months ended September 30, 2016, as compared to the same period in 2015. Higher levels of interest-

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

earning assets resulted in an increase of $3.1 million in interest income, while changes in the volume of interest-bearing liabilities decreased interest expense by $0.1 million, primarily as the result of decreases in long-term debt and time deposits, including brokered deposits.
Net interest income also benefited from a $120.4 million increase in average net free funds at September 30, 2016 as compared to September 30, 2015. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $88.7 million, or 8.3%, in noninterest-bearing demand deposit average balances. Additionally, higher cost time deposits continue to mature and reprice into lower cost deposits or other funding alternatives. Average time deposits for the three months ended September 30, 2016 declined by $73.0 million compared to the comparable period in 2015.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended September 30:

	2016	2015
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$54,479	$50,501
Adjustment to fully taxable equivalent basis	951	883
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	55,430	51,384
Interest expense	4,861	3,816
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$50,569	$47,568

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended September 30:

	2016			2015
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$5,853	$8	0.54%	$3,221	$2	0.25%
Tax-free investment securities	64,098	585	3.63	41,671	401	3.82
Taxable investment securities	1,214,542	7,434	2.44	1,203,603	7,155	2.36
Loans, net of unearned income (b)(c)	4,839,206	47,403	3.90	4,550,882	43,826	3.82
Total interest-earning assets	6,123,699	55,430	3.60	5,799,377	51,384	3.52
Noninterest-earning assets:
Cash	71,099			66,685
Allowance for credit losses	(61,264)			(47,152)
Other assets	546,142			524,099
Total noninterest-earning assets	555,977			543,632
Total Assets	$6,679,676			$6,343,009
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$748,932	$135	0.07%	$656,008	$66	0.04%
Savings deposits (d)	1,903,630	1,034	0.22	1,848,508	647	0.14
Time deposits	586,470	956	0.65	659,445	1,044	0.63
Short-term borrowings	1,391,766	1,987	0.57	1,232,795	1,279	0.41
Long-term debt	81,128	749	3.67	111,285	780	2.78
Total interest-bearing liabilities	4,711,926	4,861	0.41	4,508,041	3,816	0.34
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,153,945			1,065,204
Other liabilities	65,727			51,586
Shareholders’ equity	748,078			718,178
Total noninterest-bearing funding sources	1,967,750			1,834,968
Total Liabilities and Shareholders’ Equity	$6,679,676			$6,343,009
Net Interest Income and Net Yield on Interest-Earning Assets		$50,569	3.29%		$47,568	3.25%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended September 30, 2016 compared with September 30, 2015:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$6	$2	$4
Tax-free investment securities	184	216	(32)
Taxable investment securities	279	65	214
Loans	3,577	2,776	801
Total interest income (b)	4,046	3,059	987
Interest-bearing liabilities:
Interest-bearing demand deposits	69	9	60
Savings deposits	387	19	368
Time deposits	(88)	(116)	28
Short-term borrowings	708	164	544
Long-term debt	(31)	(211)	180
Total interest expense	1,045	(135)	1,180
Net interest income	$3,001	$3,194	$(193)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

The table below provides a breakout of the provision for credit losses by loan category for the three months ended September 30:

	2016		2015
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,666	78%	$3,520	76%
Real estate construction	(4)	—	75	2
Residential real estate	(11)	—	(124)	(3)
Commercial real estate	(288)	(8)	703	15
Loans to individuals	1,045	30	447	10
Total	$3,408	100%	$4,621	100%
The provision for credit losses for the three months ended September 30, 2016 decreased in comparison to the three months ended September 30, 2015 by $1.2 million. The level of the third quarter 2016 provision expense is primarily due to commercial, financial, agricultural and other loans as the result of an increase in historical loss factors and specific reserves established for one loan relationship. The negative provision expense for commercial real estate loans and residential real estate is a result of decreases in historical loss factors. The provision for loans to individuals is related to charge-offs in the indirect automobile portfolio.
The majority of the provision in 2015 is related to the commercial, financial, and agricultural category because of a $2.5 million increase in specific reserves for two impaired loans. Increases in commercial real estate and loans to individual categories are the result of charge-offs during the quarter, while the negative provision for residential real estate can be attributed to declines in qualitative factors, including those associated with inflation and wages.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended September 30, 2016 and 2015 and the year-ended December 31, 2015:

	September 30, 2016	September 30, 2015	December 31, 2015
	(dollars in thousands)
Balance, beginning of period	$59,821	$45,344	$52,051
Loans charged off:
Commercial, financial, agricultural and other	7,163	639	11,429
Real estate construction	—	—	8
Residential real estate	374	301	1,539
Commercial real estate	10	561	1,538
Loans to individuals	1,260	900	4,354
Total loans charged off	8,807	2,401	18,868
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	63	564	1,097
Real estate construction	—	—	84
Residential real estate	147	178	587
Commercial real estate	20	33	229
Loans to individuals	82	179	684
Total recoveries	312	954	2,681
Net credit losses	8,495	1,447	16,187
Provision charged to expense	3,408	4,621	14,948
Balance, end of period	$54,734	$48,518	$50,812

Noninterest Income
The following table presents the components of noninterest income for the three months ended September 30:

	2016	2015	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,523	$1,614	$(91)	(6)%
Service charges on deposit accounts	3,975	4,081	(106)	(3)
Insurance and retail brokerage commissions	2,104	2,163	(59)	(3)
Income from bank owned life insurance	1,350	1,357	(7)	(1)
Card related interchange income	3,698	3,637	61	2
Swap fee income	725	84	641	763
Other income	1,527	1,712	(185)	(11)
Subtotal	14,902	14,648	254	2
Net securities gains	—	—	—	N/A
Gain on sale of mortgage loans	1,235	832	403	48
Gain on sale of other loans and assets	387	808	(421)	(52)
Derivatives mark to market	470	(783)	1,253	(160)
Total noninterest income	$16,994	$15,505	$1,489	10%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivatives mark to market, increased $0.3 million for the third quarter of 2016 compared to 2015. Swap fee income increased $0.6 million due to an increase in the number of swaps entered into for our commercial loan customers during the current quarter compared to the same period in the prior year. Offsetting these increases were insurance and retail brokerage commissions and trust income, which each decreased $0.1 million due to lower annuity and mutual fund sales.
Total noninterest income for the three months ended September 30, 2016 increased $1.5 million in comparison to the three months ended September 30, 2015. The most significant change includes a $1.3 million increase related to the mark to market adjustment on interest rate swaps entered into for our commercial loan customers. This adjustment does not reflect an actual gain on the swaps, but rather relates to a change in fair value due to decreases in corporate bond spreads and increases in swap rates.

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended September 30:

	2016	2015	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$20,647	$22,446	$(1,799)	(8)%
Net occupancy expense	3,176	3,291	(115)	(3)
Furniture and equipment expense	2,847	2,670	177	7
Data processing expense	1,832	1,558	274	18
Advertising and promotion expense	750	789	(39)	(5)
Pennsylvania shares tax expense	914	1,713	(799)	(47)
Intangible amortization	67	157	(90)	(57)
Collection and repossession expense	760	801	(41)	(5)
Other professional fees and services	1,202	1,002	200	20
FDIC insurance	1,105	963	142	15
Other operating expenses	4,795	4,385	410	9
Subtotal	38,095	39,775	(1,680)	(4)
Loss on sale or write-down of assets	188	140	48	34
Merger and acquisition related	118	28	90	321
Litigation and operational losses	295	314	(19)	(6)
Total noninterest expense	$38,696	$40,257	$(1,561)	(4)%

Noninterest expense decreased $1.6 million, or 4%, for the three months ended September 30, 2016 compared to the same period in 2015. This decrease can be attributed to a $1.8 million decrease in salaries and employee benefits expense due to staff reductions and a higher than normal level of open positions in 2016 compared to 2015, as well as a $0.8 million decrease in Pennsylvania shares tax expense due to a $0.7 million settlement of a tax dispute in the third quarter of 2015. Despite the addition of four branch locations as a result of the acquisition of First Community Bank in the fourth quarter of 2015, net occupancy expense was $0.1 million lower in the third quarter of 2016 as compared to the same period in 2015. Offsetting these decreases is an increase of $0.3 million in data processing expense, primarily due to the issuance of chip debit cards to our customers during the third quarter of 2016 and a $0.5 million increase in the reserve for unfunded loan commitments, which is included in other operating expenses.

Income Tax
The provision for income taxes increased $2.4 million for the three months ended September 30, 2016, compared to the corresponding period in 2015. The higher provision for income taxes was the result of a $7.2 million increase in the level of income before taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended September 30, 2016 and 2015.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduced our tax rate below the 35% statutory rate produced an annual effective tax rate of 29.8% and 28.3% for the three months ended September 30, 2016 and 2015, respectively.

Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first nine months of 2016, liquidity used by the net decrease in short-term borrowings totaled $180.5 million, while the sales, maturity and redemption of investment securities provided $214.0 million. This liquidity provided funds needed to originate loans, purchase investment securities and fund depositor withdrawals.  We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of September 30, 2016, our maximum borrowing capacity under this program was $1.0 billion and as of that date there was $0.6 million outstanding. Also included in this amount is a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of September 30, 2016, our outstanding certificates of deposits from this program have an average weighted rate of 0.77% and an average original term of 364 days.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At September 30, 2016, the borrowing capacity under this program totaled $688.7 million and there were no amounts outstanding.
As of September 30, 2016, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.6 billion and as of that date amounts used against this capacity included $1.2 billion in outstanding borrowings and $10.2 million in outstanding letters of credit.
We also have available unused federal funds lines with four correspondent banks. These lines have an aggregate commitment of $195.0 million with a total of $3.0 million outstanding as of September 30, 2016.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of September 30, 2016, there are no amounts outstanding on this line.
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

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Noninterest-bearing demand deposits	$1,241,627	$1,116,689
Interest-bearing demand deposits	87,507	86,365
Savings deposits	2,552,754	2,390,607
Time deposits	577,092	602,233
Total	$4,458,980	$4,195,894
During the first nine months of 2016, total deposits increased $263.1 million due to a $163.3 million increase in interest-bearing demand and savings deposits and a $124.9 million increase in noninterest-bearing demand deposits. These increases were offset by a $25.1 million decrease in time deposits. The decrease in time deposits is the result of a decline in wholesale certificates of deposit of $3.0 million coupled with a decline in core certificates of deposit of $22.1 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.75 and 0.71 at September 30, 2016 and December 31, 2015, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

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

The following is the gap analysis as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,485,254	$165,618	$327,440	$2,978,312	$1,466,263	$383,392
Investments	115,805	50,053	103,688	269,546	594,317	378,881
Other interest-earning assets	5,097	—	—	5,097	—	—
Total interest-sensitive assets (ISA)	2,606,156	215,671	431,128	3,252,955	2,060,580	762,273
Certificates of deposit	92,091	86,658	131,660	310,409	262,342	4,341
Other deposits	2,640,261	—	—	2,640,261	—	—
Borrowings	1,402,637	145	293	1,403,075	2,559	5,752
Total interest-sensitive liabilities (ISL)	4,134,989	86,803	131,953	4,353,745	264,901	10,093
Gap	$(1,528,833)	$128,868	$299,175	$(1,100,790)	$1,795,679	$752,180
ISA/ISL	0.63	2.48	3.27	0.75	7.78	75.52
Gap/Total assets	22.93%	1.93%	4.49%	16.51%	26.94%	11.28%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	December 31, 2015
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,371,092	$184,323	$315,162	$2,870,577	$1,439,199	$343,538
Investments	115,292	50,950	102,357	268,599	597,263	454,200
Other interest-earning assets	2,808	—	—	2,808	—	—
Total interest-sensitive assets (ISA)	2,489,192	235,273	417,519	3,141,984	2,036,462	797,738
Certificates of deposit	125,403	89,522	139,133	354,058	244,173	4,000
Other deposits	2,476,973	—	—	2,476,973	—	—
Borrowings	1,583,132	140	285	1,583,557	2,487	6,263
Total interest-sensitive liabilities (ISL)	4,185,508	89,662	139,418	4,414,588	246,660	10,263
Gap	$(1,696,316)	$145,611	$278,101	$(1,272,604)	$1,789,802	$787,475
ISA/ISL	0.59	2.62	2.99	0.71	8.26	77.73
Gap/Total assets	25.83%	2.22%	4.23%	19.38%	27.25%	11.99%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2016 ($)	$(6,928)	$(2,661)	$2,363	$4,715
September 30, 2016 (%)	(3.53)%	(1.35)%	1.20%	2.40%

December 31, 2015 ($)	$(7,293)	$(2,438)	$916	$1,900
December 31, 2015 (%)	(3.74)%	(1.25)%	0.47%	0.97%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2016 ($)	$(11,342)	$(7,637)	$3,273	$6,416
September 30, 2016 (%)	(5.77)%	(3.89)%	1.67%	3.27%

December 31, 2015 ($)	$(11,405)	$(5,132)	$1,842	$3,658
December 31, 2015 (%)	(5.85)%	(2.63)%	0.94%	1.88%
The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the nine months ended September 30, 2016 and 2015, the cost of our interest-bearing liabilities averaged 0.40% and 0.34%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.59% and 3.55%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $4.0 million at September 30, 2016 and is classified in "Other liabilities" on the Condensed Consolidated Statements of Financial Condition.
First Commonwealth defines exposure to the Oil and Gas Industry as any borrower who is involved in exploration and production, and any company in the industry supply chain that generates 40% or more of their sales revenue from exploration and production companies.
As of September 30, 2016, the Company had a total of $126.4 million in commitments to the Oil and Gas Industry, with $66.1 million in outstanding loan balances against those commitments. Of this total, commitments of $29.4 million with outstanding balances of $6.5 million are for exploration and production, while $96.9 million in commitments, with outstanding balances of $59.6 million, are related to ancillary businesses.
One customer accounts for 34.0% of the loans related to exploration and production, and is a pass-rated credit. This credit facility is primarily used to support letters of credit and has little or no usage. One commercial relationship totaling $2.7 million is categorized as a non-pass accruing credit. One commercial relationship in this category, totaling $2.4 million, has been on non-performing status since before the oil price decline in the third quarter of 2014.
The ancillary businesses sector consists of well services, transportation, and providing equipment and materials to support the oil and gas industry. Two customers, which account for 32.4% of the ancillary business exposure, are bulk transporters of refined product and are not expected to be negatively impacted from lower oil prices. There are two pass-rated credits, with total commitments of $23.6 million, in the ancillary business sector that will see some impact from reduced drilling activity due to lower oil and gas prices. Three commercial relationships with $7.7 million in outstanding loans for ancillary businesses are on non-performing status.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first nine months of 2016, 57 loans totaling $12.2 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans increased $0.5 million from December 31, 2015 due primarily to the addition of $7.6 million related to two commercial and industrial loans, partially offset by a $2.7 million paydown and a $1.3 million charge-off on a $3.8 million loan relationship previously categorized as a troubled debt restructure. Additionally during the third quarter, three loans totaling $1.8 million for borrowers who are no longer experiencing financial difficulties have been subsequently restructured with no concessions granted, therefore, they have been removed from TDR status. Please refer to Note 8, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
Nonperforming loans, including loans held for sale, increased $4.0 million to $54.8 million at September 30, 2016 compared to $50.8 million at December 31, 2015. This increase is primarily due to the addition of a $11.8 million commercial loan relationship with a steel and aluminum servicing company and a $10.5 million commercial loan relationship with a coal industry customer. Offsetting the loans moved to nonperforming are $12.3 million in charge-offs recognized in relation to the largest nonaccrual relationships.
The allowance for credit losses as a percentage of nonperforming loans was 99.83% as of September 30, 2016 compared to 99.94% at December 31, 2015 and 118.84% at September 30, 2015. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $8.2 million and general reserves of $46.6 million as of September 30, 2016. Specific reserves increased $1.1 million from December 31, 2015, and $3.9 million from September 30, 2015. The increase in specific reserves in the first nine months of 2016 is primarily due to specific reserves related to one new impaired loan. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2016.
Criticized loans totaled $137.3 million at September 30, 2016 and represented 2.8% of the loan portfolio. The level of criticized loans increased as of September 30, 2016 when compared to December 31, 2015, by $3.3 million, or 2.5%. Classified loans totaled $97.3 million at September 30, 2016 compared to $86.4 million at December 31, 2015, an increase of $10.8 million, or 12.5%. Delinquency on accruing loans for the same period decreased $1.6 million, or 12.7%, the majority of which are commercial, financial, agricultural and other loans and residential real estate loans.
The allowance for credit losses was $54.7 million at September 30, 2016 or 1.13% of total loans outstanding, compared to 1.08% reported at December 31, 2015 and 1.06% at September 30, 2015. General reserves, or the portion of the allowance related to loans that were not specifically evaluated for impairment, as a percentage of non-impaired loans were 0.97% at September 30, 2016 compared to 0.94% at December 31, 2015 and 0.98% at September 30, 2015.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	September 30,				December 31, 2015
	2016		2015
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$27,817		$20,220		$24,345
Troubled debt restructured loans on nonaccrual basis	12,723		8,583		12,360
Troubled debt restructured loans on accrual basis	14,286		12,024		14,139
Total nonperforming loans	$54,826		$40,827		$50,844
Loans past due 30 to 90 days and still accruing	$8,942		$12,482		$10,476
Loans past due in excess of 90 days and still accruing	$2,343		$2,054		$2,455
Other real estate owned	$7,686		$10,542		$9,398
Loans held for sale at end of period	$7,855		$4,986		$5,763
Loans outstanding at end of period	$4,860,652		$4,575,735		$4,683,750
Average loans outstanding	$4,806,061	(a)	$4,509,628	(a)	$4,553,634	(b)
Nonperforming loans as a percentage of total loans	1.13%		0.89%		1.09%
Provision for credit losses	$20,306	(a)	$8,818	(a)	$14,948	(b)
Allowance for credit losses	$54,734		$48,518		$50,812
Net charge-offs	$16,384	(a)	$12,351	(a)	$16,187	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.46%		0.37%		0.36%
Provision for credit losses as a percentage of net charge-offs	123.94%	(a)	71.40%	(a)	92.35%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.13%		1.06%		1.08%
Allowance for credit losses as a percentage of nonperforming loans (c)	99.83%		118.84%		99.94%

(a)	For the nine-month period ended.

(b)	For the twelve-month period ended.

(c)	Does not include nonperforming loans held for sale.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	September 30, 2016		December 31, 2015
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,207,447	25%	$1,150,906	25%
Real estate construction	229,375	5	220,736	5
Residential real estate	1,185,759	24	1,224,465	26
Commercial real estate	1,683,015	35	1,479,000	31
Loans to individuals	555,056	11	608,643	13
Total loans and leases net of unearned income	$4,860,652	100%	$4,683,750	100%
During the nine months ended September 30, 2016, loans increased $176.9 million, or 4%, compared to balances outstanding at December 31, 2015. During the nine months ended September 30, 2016, growth in the commercial, financial, agricultural and other portfolio and commercial real estate loans can largely be attributed to growth in middle market lending in Pennsylvania and Ohio. The increase in construction loans is primarily the result of several multifamily and hospitality projects in the Columbus, Cleveland and Pittsburgh markets. Declines in the loans to individuals category is primarily due to a decline in indirect auto loans. The decrease in residential real estate loans is the result of continued runoff in our mortgage portfolio, as many of the loans originated by our mortgage banking area are sold in the secondary market.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Net charge-offs for the nine months ended September 30, 2016 totaled $16.4 million, compared to $12.4 million for the nine months ended September 30, 2015. The most significant charge-offs during the nine months ended September 30, 2016 include a $6.5 million partial charge-off related to a manufacturer of mine safety products, a $2.0 million partial charge-off of one loan to an oil and gas wells services company, a $1.1 million charge-off of loans related to a manufacturer of sporting goods, a $1.3 million partial charge-off of two commercial industrial loans related to a local energy company and a $1.1 million charge-off of a loan to a machine manufacturer. During the nine months ended September 30, 2015, the most significant charge-offs included a $2.3 million partial charge-off of two commercial industrial loans related to a local energy company and a $1.2 million charge-off of a commercial relationship that was transferred to loans held for sale.

	For the Nine Months Ended September 30, 2016			As of September 30, 2016
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$13,047	79.63%	0.36%	$36,186	66.00%	0.74%
Real estate construction	(227)	(1.39)	(0.01)	—	—	—
Residential real estate	569	3.48	0.03	11,681	21.31	0.24
Commercial real estate	(385)	(2.35)	(0.01)	6,582	12.00	0.14
Loans to individuals	3,380	20.63	0.09	377	0.69	0.01
Total loans, net of unearned income	$16,384	100.00%	0.46%	$54,826	100.00%	1.13%
As the above table illustrates, commercial, financial, agricultural and other, residential real estate and commercial real estate loans represented a significant portion of the nonperforming loans as of September 30, 2016. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At September 30, 2016, shareholders’ equity was $751.8 million, an increase of $32.2 million from December 31, 2015. The increase was primarily the result of a $41.7 million in net income and an increase of $9.1 million in the fair value of available for sale investments. These increases were partially offset by $18.7 million of dividends paid to shareholders and $0.9 million of common stock repurchases. Cash dividends declared per common share were $0.21 for the nine months ended September 30, 2016 and 2015.
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
As of September 30, 2016, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$708,808	12.64%	$483,826	8.625%	$589,005	10.50%	$560,957	10.00%
First Commonwealth Bank	640,868	11.47	481,935	8.625	586,703	10.50	558,765	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$650,038	11.59%	$371,634	6.625%	$476,814	8.50%	$448,766	8.00%
First Commonwealth Bank	582,098	10.42	370,182	6.625	474,950	8.50	447,012	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$650,038	9.98%	$260,588	4.000%	$260,588	4.00%	$325,735	5.00%
First Commonwealth Bank	582,098	8.95	260,111	4.000	260,111	4.00	325,138	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$580,038	10.34%	$287,491	5.125%	$392,670	7.00%	$364,622	6.50%
First Commonwealth Bank	582,098	10.42	286,367	5.125	391,135	7.00	363,197	6.50
On February 17, 2016, First Commonwealth's Board of Directors authorized a $25.0 million common stock repurchase program. As of September 30, 2016, First Commonwealth had repurchased 45,612 shares at an average price of $8.46 per share under this program. This repurchase program was suspended in July 2016 as a result of the pending acquisition of 13 branches in Ohio, which management believes represents a better use of capital for shareholders.

On July 27, 2016, the Company announced that it had reached an agreement with FirstMerit Bank, NA to acquire 13 retail branches in Canton and Ashtabula, Ohio with approximately $735 million of deposits and $115 million of performing retail and business loans. In September 2016, the necessary regulatory approvals were received from the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. This transaction is expected to close in the fourth quarter of 2016.
On October 26, 2016, First Commonwealth Financial Corporation declared a quarterly dividend of $0.07 per share payable on November 18, 2016 to shareholders of record as of November 7, 2016. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

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

On February 17, 2016, First Commonwealth's Board of Directors authorized a $25.0 million common stock repurchase program. In July 2016, this program was suspended due to the acquisition of 13 branches in Ohio which management believes represents a better use of capital for shareholders. The following table details the amount of shares repurchased under this program during the third quarter of 2016:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
July 31, 2016	0	$0.00	0	2,550,790
August 31, 2016	918	9.88	—	2,410,884
September 30, 2016	0	0.00	0	2,439,556

Total	918	$9.88	—

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $9.65 at July 31, 2016, $10.21 at August 31, 2016, and $10.09 at September 30, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	Employment Agreement dated September 19, 2016 between First Commonwealth Financial Corporation and Brian G. Karrip	Filed herewith

10.2	Change of Control Agreement dated September 19, 2016 between First Commonwealth Financial Corporation and Brian G. Karrip	Filed herewith

10.3	Restricted Stock Agreement dated September 19, 2016 between First Commonwealth Financial Corporation and Brian G. Karrip	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: November 9, 2016	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: November 9, 2016	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer