Form 10-K
period 2016-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2017-03-14
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer ☒        Accelerated filer ☐      Non-accelerated filer ☐        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2016) was approximately $807,350,876.
The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of March 13, 2017, was 89,099,100.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 25, 2017 are incorporated by reference into Part III.

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

PART I

ITEM 1.    Business
Overview
First Commonwealth Financial Corporation (“First Commonwealth,” the “Company” or “we”) is a financial holding company that is headquartered in Indiana, Pennsylvania. We provide a diversified array of consumer and commercial banking services through our bank subsidiary, First Commonwealth Bank (“FCB” or the “Bank”). We also provide trust and wealth management services and offer insurance products through FCB and our other operating subsidiaries. At December 31, 2016, we had total assets of $6.7 billion, total loans of $4.9 billion, total deposits of $4.9 billion and shareholders’ equity of $749.9 million. Our principal executive office is located at 601 Philadelphia Street, Indiana, Pennsylvania 15701, and our telephone number is (724) 349-7220.
FCB is a Pennsylvania bank and trust company. At December 31, 2016, the Bank operated 105 community banking offices throughout western and central Pennsylvania, 17 community banking offices in central and northern Ohio, as well as a Corporate Banking Center in northeast Ohio and mortgage offices in Stow and Dublin, Ohio. The Bank also operates a network of 133 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the NYCE and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is a member of the Allpoint ATM network, which allows surcharge-free access to over 55,000 ATMs. The Bank is also a member of the “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of over 670 ATMs in over 50 counties in Pennsylvania, Maryland, New York, West Virginia and Ohio.
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
In recent years, we have primarily focused on organic growth, improving the reach of our franchise and the breadth of our product offering. As part of this strategy, we have opened fourteen de novo branches since 2005, all of which are in the greater Pittsburgh area. As a result of our prior acquisitions and de novo strategy, FCB operates 59 branches in the Pittsburgh metropolitan statistical area and currently ranks tenth in deposit market share.
In 2015, we entered central Ohio through the acquisition of First Community Bank with $102.8 million in assets and four branches in the Columbus area. In 2016, we acquired 13 branches from FirstMerit Bank, National Association, in Canton-Massillon and Ashtabula, Ohio, and we entered into an agreement and plan of merger to acquire DCB Financial Corp and its banking subsidiary The Delaware County Bank and Trust Company with approximately $550 million in total assets, $477 million in total deposits, $388 million in total loans and nine full-service banking offices in the Columbus MSA. This merger is expected to be completed in the second quarter of 2017.
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

Commercial Real Estate
Commercial real estate loans represent term loans secured by owner-occupied and non-owner occupied properties. Commercial real estate loans are underwritten based on an evaluation of each borrower’s cash flow as the principal source of loan repayment, and are generally secured by a first lien on the property as a secondary source of repayment. Our underwriting process for non-owner occupied properties evaluates the history of occupancy, quality of tenants, lease terms, operating expenses and cash flow. Commercial real estate loans are subject to the same credit evaluation as previously described for commercial loans. Approximately 21%, by principal amount, of our commercial real estate loans involve owner-occupied properties.

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

Loans to Individuals
The Loans to Individuals category includes consumer installment loans, personal lines of credit, consumer credit cards and indirect automobile loans. Credit risk for consumer loans can arise from a borrower’s inability or unwillingness to repay the loan, and in the case of secured loans, by a shortfall in the value of the collateral in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral.
The underwriting criteria for automobile loans allow for such loans to be made for up to 100% of the purchase price or the retail value of the vehicle as listed by the National Automobile Dealers Association. The terms of the loan are determined by the age and condition of the collateral, and range from 36 to 84 months. Collision insurance policies are required on all automobile loans. The Company also makes other consumer loans, which may or may not be secured. The terms of secured consumer loans generally depend upon the nature of the underlying collateral. Unsecured consumer loans and consumer credit cards usually do not exceed $35 thousand. Unsecured consumer loans usually have a term of no longer than 36 months.
Deposits
Deposits are our primary source of funds to support our revenue-generating assets. We offer traditional deposit products to businesses and other customers with a variety of rates and terms. Deposits at our bank are insured by the FDIC up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At December 31, 2016, we held $4.9 billion of total deposits, which consisted of $1.3 billion, or 26%, in non-interest bearing checking accounts, $3.0 billion, or 62%, in interest bearing checking accounts, money market and savings accounts, and $0.6 billion, or 12%, in CDs and IRAs.
Our deposit base is diversified by client type. As of December 31, 2016, no individual depositor represented more than 1% of our total deposits, and our top ten depositors represented only 0.8% of our total deposits. The composition of our deposit mix continues to reflect an increased proportion of non-interest-bearing deposits and other transaction accounts and a lower proportion of more expensive time deposits. This shift in deposit mix has been largely responsible for the decline in our average cost of deposits to 0.17% at December 31, 2016 from 0.18% at December 31, 2015.
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
Employees
At December 31, 2016, First Commonwealth and its subsidiaries employed 1,217 full-time employees and 159 part-time employees.
Supervision and Regulation
The following discussion sets forth the material elements of the regulatory framework applicable to financial holding companies, such as First Commonwealth, and their subsidiaries. The regulatory framework is intended primarily for the protection of depositors, other customers and the federal deposit insurance fund and not for the protection of security holders. The rules governing the regulation of financial institutions and their holding companies are very detailed and technical. Accordingly, the following discussion is general in nature and is not intended to be complete or to describe all the laws and regulations that apply to First Commonwealth and its subsidiaries. A change in applicable statutes, regulations or regulatory policy may have a material adverse effect on our business, financial condition or results of operations.
Bank Holding Company Regulation
First Commonwealth is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (“FRB”).
Acquisitions. Under the BHC Act, First Commonwealth is required to obtain the prior approval of the FRB before it can merge or consolidate with any other bank holding company or acquire all or substantially all of the assets of any bank that is not already majority owned by it, or acquire direct or indirect ownership, or control of, any voting shares of any bank that is not already majority owned by it, if after such acquisition it would directly or indirectly own or control more than 5% of the voting shares of such bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the financial, including capital, position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act ("CRA") and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.
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
A significant portion of our income comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, our bank is subject to limitations under Pennsylvania law regarding the level of dividends that it may pay to us. In general, dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus is at least equal to capital. Dividends may not reduce surplus without the prior consent of the Pennsylvania Department of Banking. FCB has not reduced its surplus through the payment of dividends. As of December 31, 2016, FCB could pay dividends to First Commonwealth of $59.1 million without reducing its capital levels below "well capitalized" levels and without the approval of the Pennsylvania Department of Banking.
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
In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment ranges for all institutions were adjusted downward such that the initial base deposit insurance assessment rate ranges from 3 to 30 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis. In March 2016, the FDIC adopted a final rule increasing the reserve ratio for the Deposit Insurance Fund to 1.35% of total insured deposits. The rule imposes a surcharge on the assessments of depository institutions with $10 billion or more in assets beginning the third quarter of 2016 and continuing through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018. This surcharge does not currently impact FCB.
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
When fully phased in on January 1, 2019, the Basel III Capital Rules will require First Commonwealth and FCB to maintain a 2.5% “capital conservation buffer” over the required ratios of CET1 to risk-weighted assets, Tier 1 capital to risk-weighted assets and Total capital to risk-weighted assets, effectively resulting in minimum ratios of 7.0%, 8.5% and 10.5%, respectively.
Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
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
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will continue to be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
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
Management believes that, as of December 31, 2016, First Commonwealth and FCB would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were in effect as of that date.
Liquidity Requirements
Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One such test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. In September 2014, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to First Commonwealth or FCB. While not required, FCB nevertheless utilizes a modified version of the LCR as a helpful tool for monitoring its liquidity position. In the second quarter of 2016, the federal banking regulators issued a proposed rule that would implement the NSFR for certain U.S. banking organizations. The proposed rule would require certain U.S. banking organizations to ensure they have access to stable funding over a one-year time horizon and has an effective date of January 1, 2018. The proposed rule would not apply to U.S. banking organizations with less than $50 billion in total consolidated assets such as First Commonwealth or FCB.
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
First Commonwealth believes that, as of December 31, 2016, FCB was a “well-capitalized” bank as defined by the FDIC. See Note 24 “Regulatory Restrictions and Capital Adequacy” of Notes to the Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.

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
The Dodd-Frank Act contained an exemption from the interchange fee cap for any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. We currently qualify for this exemption. If we did not qualify for the exemption, it is projected that the interchange fee cap would adversely impact interchange income by $6.1 million. We would become subject to the interchange fee cap beginning July 1 of the year following the time when our total assets reaches or exceeds $10 billion.
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
Cybersecurity
In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

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
Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. See “Supervision and Regulation” included in Item 1. Business for a more detailed description of the Dodd-Frank Act and other regulatory requirements applicable to First Commonwealth.
Declines in real estate values could adversely affect our earnings and financial condition.
As of December 31, 2016, approximately 66% of our loans were secured by real estate. These loans consist of residential real estate loans (approximately 25% of total loans), commercial real estate loans (approximately 36% of total loans) and real estate construction loans (approximately 5% of total loans). During the economic recession in 2008, declines in real estate values and weak demand for new construction, particularly outside of our core Pennsylvania market, caused deterioration in our loan portfolio and adversely impacted our financial condition and results of operations. Additional declines in real estate values, both within and outside of Pennsylvania, could adversely affect the value of the collateral for these loans, the ability of borrowers to make timely repayment of these loans and our ability to recoup the value of the collateral upon foreclosure, further impacting our earnings and financial condition.
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
At December 31, 2016, goodwill represented approximately 3% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. We test our goodwill and other intangible assets with indefinite lives for impairment at least annually (or whenever events occur which may indicate possible impairment). Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired. Determining the fair value of our company requires a high degree of subjective management assumptions. Any changes in key assumptions about our business and its prospects, changes in market conditions or other externalities, for impairment testing purposes could result in a non-cash impairment charge and such a charge could have a material adverse effect on our consolidated results of operations. The challenges of the current economic environment may adversely affect our earnings, the fair value of our assets and liabilities and our stock price, all of which may increase the risk of goodwill impairment.
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
FCB faces substantial competition in originating loans and attracting deposits. This competition comes principally from other banks, savings institutions, mortgage banking companies and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, better brand recognition, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. These competitors may offer more favorable pricing through lower interest rates on loans or higher interest rates on deposits, which could force us to match competitive rates and thereby reduce our net interest income.
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on First Commonwealth’s business, financial condition and results of operations.
Our operations rely on external vendors.
We rely on certain vendors to provide products and services necessary to maintain the day-to-day operations of First Commonwealth and FCB. In particular, we contracted with an external vendor for our core processing system used to maintain customer and account records, reflect account transactions and activity, and support our customer relationship management systems for substantially all of our deposit and loan customers. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to First Commonwealth’s operations and financial reporting, which could have a material adverse effect on First Commonwealth’s business and, in turn, First Commonwealth’s financial condition and results of operations.
We are subject to environmental liability risk associated with lending activities.
A significant portion of FCB's loan portfolio is secured by real property. During the ordinary course of business, FCB may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on First Commonwealth’s business, financial condition and results of operations.
Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of FCB’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on First Commonwealth’s financial condition and results of operations.
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
As more fully discussed in Part II, Item 8, Financial Statements and Supplementary Data-Note 24, Regulatory Restrictions and Capital Adequacy, which is located elsewhere in this report, the ability of First Commonwealth to declare or pay dividends on its common stock may also be subject to certain restrictions in the event that First Commonwealth elects to defer the payment of interest on its junior subordinated debt securities.
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
First Commonwealth Bank has 122 banking offices, of which 43 are leased and 79 are owned. We also lease two loan production offices. During 2016, we acquired 13 banking offices from FirstMerit Bank, National Association, in Canton-Massillon and Ashtabula, Ohio, of which eight are owned and five are leased.
While these facilities are adequate to meet our current needs, available space is limited and additional facilities may be required to support future expansion. However, we have no current plans to lease, purchase or construct additional administrative facilities.

ITEM 3.    Legal Proceedings
The information required by this Item is set forth in Part II, Item 8, Note 22, “Contingent Liabilities,” which is incorporated herein by reference in response to this item.

ITEM 4.    Mine Safety Disclosures
Not applicable.

Executive Officers of First Commonwealth Financial Corporation
The name, age and principal occupation for each of the executive officers of First Commonwealth Financial Corporation as of December 31, 2016 is set forth below:
I. Robert Emmerich, age 66, served as Executive Vice President and Chief Credit Officer of First Commonwealth Bank since 2009. He retired from his position at First Commonwealth Bank on December 31, 2016. Prior to joining First Commonwealth, Mr. Emmerich was retired from a 31-year career at National City Corporation, where he most recently served as Executive Vice President & Chief Credit Officer for Consumer Lending.
Jane Grebenc, age 58, has served as Executive Vice President and Chief Revenue Officer of First Commonwealth Financial Corporation and President of First Commonwealth Bank since May 31, 2013. Ms. Grebenc's financial services career includes executive leadership roles at a variety of institutions, including Park View Federal Savings Bank, Key Bank, and National City Bank. She was formerly the Executive Vice President in charge of the retail, marketing, IT and operations and the mortgage segments at Park View Federal Savings Bank from 2009 until 2012, the Executive Vice President in charge of the Wealth Segment at Key Bank from 2007 until 2009 and the Executive Vice President / Branch Network at National City Bank prior to 2007.

Brian Karrip, age 56, has served as Executive Vice President and Chief Credit Officer of First Commonwealth Bank since September 2016.  Prior to joining First Commonwealth, Mr. Karrip served as Executive Vice President, Specialized Lending for FirstMerit Bank.  Prior to joining FirstMerit Bank, Mr. Karrip served as Managing Director and Group Head of Loan Syndications and Sales at KeyBanc Capital Markets.  Mr. Karrip’s financial services career also includes 16 years with National City Bank where he held a variety of roles in the commercial lending division and served as Regional President of Michigan and Illinois.
Leonard V. Lombardi, age 57, has served as Executive Vice President and Chief Audit Executive of First Commonwealth Financial Corporation since January 1, 2009. He was formerly Senior Vice President / Loan Review and Audit Manager.

Norman J. Montgomery, age 49, has served as the Executive Vice President of Business Integration of First Commonwealth Bank since May 2011. He oversees First Commonwealth’s product development and assumed oversight of First Commonwealth’s technology and operations functions in July 2012. He served as Senior Vice President/Business Integration of First Commonwealth Bank from September 2007 until May 2011 and previously held positions in the technology, operations, audit and marketing areas.
T. Michael Price, age 54, has served as President and Chief Executive Officer of First Commonwealth Financial Corporation and Chief Executive Officer of First Commonwealth Bank since March 2012. Mr. Price served as President of First Commonwealth Bank from November 2007 to May 2013. From January 1, 2012 to March 7, 2012, he served as Interim President and Chief Executive Officer of First Commonwealth Financial Corporation. He was formerly Chief Executive Officer of the Cincinnati and Northern Kentucky Region of National City Bank from July 2004 to November 2007 and Executive Vice President and Head of Small Business Banking of National City Bank prior to July 2004.
James R. Reske, age 53, joined First Commonwealth Financial Corporation as Executive Vice President, Chief Financial Officer and Treasurer on April 28, 2014. Prior to joining First Commonwealth, Mr. Reske served as Executive Vice President, Chief Financial Officer, and Treasurer at United Community Financial Corporation in Youngstown, Ohio from 2008 until April 2014. Mr. Reske's financial services career includes investment banking roles within the Financial Institutions Groups at Keybanc Capital Markets, Inc. in Cleveland, Ohio and at Morgan Stanley & Company in New York. Mr. Reske also provided expertise and counsel to financial institutions and other organizations on mergers and acquisitions and capital markets activities as an attorney at Wachtell, Lipton, Rosen & Katz, as well as at Sullivan & Cromwell. Earlier in his career, Mr. Reske worked at the Board of Governors of the Federal Reserve System in Washington, DC and at the Federal Reserve Bank of Boston.
Carrie L. Riggle, age 47, has served as Executive Vice President / Human Resources since March 1, 2013. Ms. Riggle has been with First Commonwealth for more than 20 years. Over the course of her tenure, Ms. Riggle has been responsible for the daily operations of the Human Resources function and was actively involved in the establishment and development of a centralized corporate human resources function within the Company.
Matthew C. Tomb, age 40, has served as Executive Vice President, Chief Risk Officer and General Counsel of First Commonwealth Financial Corporation since November 2010. He previously served as Senior Vice President / Legal and Compliance since September 2007. Before joining First Commonwealth, Mr. Tomb practiced law with Sherman & Howard L.L.C. in Denver, Colorado.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
First Commonwealth is listed on the NYSE under the symbol “FCF.” As of December 31, 2016, there were approximately 6,334 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2016
First Quarter	$9.28	$7.89	$0.07
Second Quarter	9.47	8.35	0.07
Third Quarter	10.33	8.87	0.07
Fourth Quarter	14.25	9.71	0.07

Period	High Sale	Low Sale	Cash Dividends Per Share
2015
First Quarter	$9.14	$7.85	$0.07
Second Quarter	9.84	8.90	0.07
Third Quarter	9.77	8.31	0.07
Fourth Quarter	9.88	8.85	0.07
Federal and state regulations contain restrictions on the ability of First Commonwealth to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1 “Business—Supervision and Regulation—Restrictions on Dividends” and Part II, Item 8, “Financial Statements and Supplementary Data—Note 24, Regulatory Restrictions and Capital Adequacy.” In addition, under the terms of the capital securities issued by First Commonwealth Capital Trust II and III, First Commonwealth could not pay dividends on its common stock if First Commonwealth deferred payments on the junior subordinated debt securities that provide the cash flow for the payments on the capital securities.

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the KBW Regional Banking Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2011, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
First Commonwealth Financial Corporation	100.00	133.32	177.76	191.96	194.71	313.82
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
KBW Regional Banking Index	100.00	113.25	166.31	170.34	180.41	250.80

ITEM 6.    Selected Financial Data
The following selected financial data is not covered by the auditor’s report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Consolidated Financial Statements and related notes.

	Periods Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except share data)
Interest income	$217,614	$204,071	$202,181	$206,358	$219,075
Interest expense	18,579	15,595	18,501	21,707	30,146
Net interest income	199,035	188,476	183,680	184,651	188,929
Provision for credit losses	18,480	14,948	11,196	19,227	20,544
Net interest income after provision for credit losses	180,555	173,528	172,484	165,424	168,385
Net securities (losses) gains	617	(153)	550	(1,158)	192
Other income	63,982	61,478	60,309	61,321	65,242
Other expenses	159,925	163,874	171,210	168,824	177,207
Income before income taxes	85,229	70,979	62,133	56,763	56,612
Income tax provision	25,639	20,836	17,680	15,281	14,658
Net Income	$59,590	$50,143	$44,453	$41,482	$41,954
Per Share Data—Basic
Net Income	$0.67	$0.56	$0.48	$0.43	$0.40
Dividends declared	$0.28	$0.28	$0.28	$0.23	$0.18
Average shares outstanding	88,851,573	89,356,767	93,114,654	97,028,157	103,885,396
Per Share Data—Diluted
Net Income	$0.67	$0.56	$0.48	$0.43	$0.40
Average shares outstanding	88,851,573	89,356,767	93,114,654	97,029,832	103,885,663
At End of Period
Total assets	$6,684,018	$6,566,890	$6,360,285	$6,214,861	$5,995,380
Investment securities	1,187,623	1,333,836	1,354,364	1,353,809	1,199,531
Loans and leases, net of unearned income	4,879,347	4,683,750	4,457,308	4,283,833	4,204,704
Allowance for credit losses	50,185	50,812	52,051	54,225	67,187
Deposits	4,947,408	4,195,894	4,315,511	4,603,863	4,557,881
Short-term borrowings	867,943	1,510,825	1,105,876	626,615	356,227
Subordinated debentures	72,167	72,167	72,167	72,167	105,750
Other long-term debt	8,749	9,314	89,459	144,385	174,471
Shareholders’ equity	749,929	719,546	716,145	711,697	746,007
Key Ratios
Return on average assets	0.89%	0.78%	0.71%	0.68%	0.71%
Return on average equity	8.02	6.98	6.18	5.70	5.46
Net loans to deposits ratio	97.61	110.42	102.08	91.87	90.78
Dividends per share as a percent of net income per share	41.79	50.00	58.33	53.49	44.57
Average equity to average assets ratio	11.15	11.23	11.45	11.87	12.95

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis represents an overview of the financial condition and the results of operations of First Commonwealth and its subsidiaries, FCB and First Commonwealth Insurance Agency, Inc. (“FCIA”) and First Commonwealth Financial Advisors, Inc. (“FCFA”), as of and for the years ended December 31, 2016, 2015 and 2014. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a more thorough understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and other financial information presented in this Annual Report.

Company Overview
First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCB and insurance products through FCIA. At December 31, 2016, FCB operated 122 community banking offices throughout western Pennsylvania and central and northern Ohio, as well as loan production offices in Akron and Cleveland, Ohio.
Our consumer services include Internet, mobile and telephone banking, an automated teller machine network, personal checking accounts, interest-earning checking accounts, savings accounts, insured money market accounts, debit cards, investment certificates, fixed and variable rate certificates of deposit, mortgage loans, secured and unsecured installment loans, construction and real estate loans, safe deposit facilities, credit cards, credit lines with overdraft checking protection and IRA accounts. Commercial banking services include commercial lending, small and high-volume business checking accounts, on-line account management services, ACH origination, payroll direct deposit, commercial cash management services and repurchase agreements. We also provide a variety of trust and asset management services and a full complement of auto, home and business insurance as well as term life insurance. We offer annuities, mutual funds and stock and bond brokerage services through an arrangement with a broker-dealer and insurance brokers. Most of our commercial customers are small and mid-sized businesses in central and western Pennsylvania.
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
Allowance for Credit Losses
We account for the credit risk associated with our lending activities through the allowance and provision for credit losses. The allowance represents management’s best estimate of probable losses that have been incurred in our existing loan portfolio as of the balance sheet date. The provision is a periodic charge to earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. Management determines and reviews with the Board of Directors the adequacy of the allowance on a quarterly basis in accordance with the methodology described below.

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

•
We then select pools of homogeneous smaller balance loans, having similar risk characteristics, as well as unimpaired larger commercial loans, that have similar risk characteristics, for evaluation collectively under the provisions of FASB ASC Topic 450, “Contingencies.” These smaller balance loans generally include residential mortgages, consumer loans, installment loans and some commercial loans.

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

Results of Operations—2016 Compared to 2015
Net Income
Net income for 2016 was $59.6 million, or $0.67 per diluted share, as compared to net income of $50.1 million, or $0.56 per diluted share, in 2015. The growth in net income is a result of an increase in net interest income of $10.6 million, combined with a decrease in noninterest expense of $3.9 million and growth in noninterest income of $3.3 million.
Our return on average equity was 8.0% and our return on average assets was 0.89% for 2016, compared to 7.0% and 0.78%, respectively, for 2015.
Average diluted shares for the year 2016 were 1% less than the comparable period in 2015 primarily due to a $25.0 million common stock buyback program completed during 2015.
Net Interest Income
Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully taxable equivalent basis, to average interest-earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate federal income tax rate of 35%. The taxable equivalent adjustment to net interest income for 2016 was $3.8 million compared to $3.5 million in 2015. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income) at 75% for the years ended December 31, 2016 and 2015.
Net interest income, on a fully taxable equivalent basis, was $202.9 million for the year-ended December 31, 2016, a $10.9 million, or 6%, increase compared to $191.9 million for the same period in 2015. The net interest margin, on a fully taxable equivalent basis, increased 4 basis points to 3.32% in 2016 from 3.28% in 2015. The net interest margin is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

Growth in the both the level of interest-earning assets and the rates earned on those assets contributed to the increase in the net interest margin for the year ended December 31, 2016. Yields and spreads on new loan volumes in 2016 exceeded runoff levels, specifically for variable and adjustable rate commercial loans, home equity loans and indirect auto loans. Average earning assets for the year ended December 31, 2016 increased $257.7 million, or 4%, compared to the comparable period in 2015. Interest-sensitive assets totaling $3.3 billion will either reprice or mature over the next twelve months.
Although the FirstMerit branch acquisition, which was completed on December 2, 2016, provided ending balances of $593.4 million in lower costing deposits, the transaction had minimal impact on average interest-earning assets, average interest-bearing liabilities or net interest income for the full year-ended December 31, 2016. For the year-ended December 31, 2016, average interest-earning assets resulting from this acquisition totaled $6.4 million and average interest-bearing liabilities resulting from this transaction totaled $39.3 million.
The taxable equivalent yield on interest-earning assets was 3.63% for the year ended December 31, 2016, an increase of 8 basis points from the 3.55% yield for the same period in 2015. This increase can be attributed to higher replacement yields on loan portfolio runoff and maturities as a result of improvements in pricing spreads. Additionally, the investment portfolio yield increased by 11 basis points. This increase can be attributed to the runoff or sale of lower yielding U.S. Agency securities which were replaced with higher yielding investment securities. Investment portfolio purchases during the year ended December 31, 2016 have been primarily in mortgage-related assets with approximate durations of 48-60 months and municipal securities with durations of approximately five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities should interest rates rise.
Increases in the cost of interest-bearing liabilities partially offset the positive impact of higher yields on interest-earning assets. The cost of interest-bearing liabilities was 0.39% for the year-ended December 31, 2016, compared to 0.34% for the same period in 2015. This increase is primarily due to an 18 basis point increase in the cost of short term borrowings. Offsetting that increase was a 5 basis point decline in in the cost of time deposits, as maturities repriced to lower rates or were replaced with lower cost short-term borrowings.
Comparing the year ended December 31, 2016 with the same period in 2015, changes in rates negatively impacted net interest income by $0.5 million. The higher yield on interest-earning assets favorably impacted net interest income by $3.5 million, while a change in the mix of interest-bearing liabilities and an increase in short-term borrowing rates had a negative impact of $4.0 million on net interest income. The growth in net interest income for the year-ended December 31, 2016, can be primarily attributed to growth in the loan portfolio and changes in the mix of our investment portfolio.
While changes in rates had a slight negative impact on the net interest margin, increases in average interest-earning assets more than offset the effect on net interest income. Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $11.5 million in the year ended December 31, 2016 compared to the same period in 2015. Higher levels of interest-earning assets resulted in an increase of $10.4 million in interest income, while reductions in time deposits and long-term borrowings, partially offset by increased short-term borrowings, decreased interest expense by $1.0 million.
Positively affecting net interest income was a $116.2 million increase in average net free funds at December 31, 2016 as compared to December 31, 2015. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was a $93.3 million increase in average noninterest-bearing demand deposits. Additionally, higher cost time deposits continue to mature and reprice to lower cost certificates or other deposit alternatives. Average time deposits for the year ended December 31, 2016 decreased $104.8 million million, or 15%, compared to the comparable period in 2015, while the average rate paid on time deposits decreased 5 basis points. Over the next twelve months $319.3 million in certificates of deposits either mature or reprice.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the periods presented:

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$217,614	$204,071	$202,181
Adjustment to fully taxable equivalent basis	3,846	3,465	3,327
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	221,460	207,536	205,508
Interest expense	18,579	15,595	18,501
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$202,881	$191,941	$187,007

The following table provides information regarding the average balances and yields or rates on interest-earning assets and interest-bearing liabilities for the periods ended December 31:

	Average Balance Sheets and Net Interest Analysis
	2016			2015			2014
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$5,799	$27	0.46%	$8,640	$14	0.16%	$4,728	$12	0.25%
Tax-free investment securities	62,632	2,305	3.68	40,459	1,534	3.79	12,274	478	3.89
Taxable investment securities	1,221,961	30,745	2.52	1,248,689	30,241	2.42	1,352,494	30,662	2.27
Loans, net of unearned income (b)(c)(e)	4,818,759	188,383	3.91	4,553,634	175,747	3.86	4,356,566	174,356	4.00
Total interest-earning assets	6,109,151	221,460	3.63	5,851,422	207,536	3.55	5,726,062	205,508	3.59
Noninterest-earning assets:
Cash	70,408			66,937			71,139
Allowance for credit losses	(57,253)			(49,776)			(54,517)
Other assets	538,310			530,068			538,429
Total noninterest-earning assets	551,465			547,229			555,051
Total Assets	$6,660,616			$6,398,651			$6,281,113
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$748,869	$480	0.06%	$654,926	$231	0.04%	$625,516	$192	0.03%
Savings deposits (d)	1,910,333	3,370	0.18	1,855,024	2,542	0.14	1,876,972	2,348	0.13
Time deposits	584,429	3,673	0.63	689,247	4,701	0.68	1,028,053	9,913	0.96
Short-term borrowings	1,387,737	8,076	0.58	1,252,531	5,018	0.40	815,394	2,449	0.30
Long-term debt	81,197	2,980	3.67	119,277	3,103	2.60	200,114	3,599	1.80
Total interest-bearing liabilities	4,712,565	18,579	0.39	4,571,005	15,595	0.34	4,546,049	18,501	0.41
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,146,189			1,052,886			964,422
Other liabilities	58,918			56,036			51,347
Shareholders’ equity	742,944			718,724			719,295
Total noninterest-bearing funding sources	1,948,051			1,827,646			1,735,064
Total Liabilities and Shareholders’ Equity	$6,660,616			$6,398,651			$6,281,113
Net Interest Income and Net Yield on Interest-Earning Assets		$202,881	3.32%		$191,941	3.28%		$187,007	3.27%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes loan fees.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

(e)	Includes held for sale loans.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

	Analysis of Year-to-Year Changes in Net Interest Income
	2016 Change from 2015			2015 Change from 2014
	Total Change	Change Due To Volume	Change Due To Rate (a)	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$13	$(5)	$18	$2	$10	$(8)
Tax-free investment securities	771	840	(69)	1,056	1,096	(40)
Taxable investment securities	504	(647)	1,151	(421)	(2,356)	1,935
Loans	12,636	10,234	2,402	1,391	7,883	(6,492)
Total interest income (b)	13,924	10,422	3,502	2,028	6,633	(4,605)
Interest-bearing liabilities:
Interest-bearing demand deposits	249	38	211	39	9	30
Savings deposits	828	77	751	194	(29)	223
Time deposits	(1,028)	(713)	(315)	(5,212)	(3,253)	(1,959)
Short-term borrowings	3,058	541	2,517	2,569	1,311	1,258
Long-term debt	(123)	(990)	867	(496)	(1,455)	959
Total interest expense	2,984	(1,047)	4,031	(2,906)	(3,417)	511
Net interest income	$10,940	$11,469	$(529)	$4,934	$10,050	$(5,116)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of the allowance for credit losses needed to absorb probable losses incurred in the loan portfolio, after giving consideration to charge-offs and recoveries for the period. The provision for credit losses is an amount added to the allowance against which credit losses are charged.

The table below provides a breakout of the provision for credit losses by loan category for the years ended December 31:

	2016		2015
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$20,378	110%	$11,740	79%
Real estate construction	(872)	(5)	(1,252)	(8)
Residential real estate	613	4	(106)	(1)
Commercial real estate	(6,257)	(34)	1,352	9
Loans to individuals	4,618	25	3,214	21
Total	$18,480	100%	$14,948	100%
The provision for credit losses for the year 2016 totaled $18.5 million, an increase of $3.5 million, or 23.6%, compared to the year 2015. The level of provision expense for the year-ended December 31, 2016 is primarily due to commercial, financial, agricultural and other loans as the result of specific reserves established for two loan relationships, as well as increases in historical loss factors and increases in qualitative factors related to portfolio mix and the external environment. The provision for loans to individuals is related to charge-offs in the indirect automobile portfolio as well as changes in collateral-related qualitative factors. The negative provision for commercial real estate loans and for real estate construction loans in 2016 are a result of declines in historical loss factors.

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
The allowance for credit losses was $50.2 million, or 1.03%, of total loans outstanding at December 31, 2016, compared to $50.8 million, or 1.08%, at December 31, 2015. Nonperforming loans as a percentage of total loans decreased to 0.86% at December 31, 2016 from 1.09% at December 31, 2015. The allowance to nonperforming loan ratio was 120.0% as of December 31, 2016 and 99.9% at December 31, 2015. Net charge-offs were $19.1 million for the year-ended December 31, 2016 compared to $16.2 million for the same period in 2015.
The provision is a result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the methodology used for determination of the adequacy of the allowance for credit losses. The change in the allowance for credit losses is consistent with the decrease in estimated losses within the loan portfolio determined by factors including certain loss events, portfolio migration analysis, loss emergence periods, historical loss experience, delinquency trends, deterioration in collateral values and volatility in economic indicators such as growth in GDP, consumer price index, vacancy rates and unemployment levels. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at December 31, 2016.

A detailed analysis of our credit loss experience for the previous five years is shown below:

	2016	2015	2014	2013	2012
	(dollars in thousands)
Loans outstanding at end of year	$4,879,347	$4,683,750	$4,457,308	$4,283,833	$4,204,704
Average loans outstanding	$4,818,759	$4,553,634	$4,356,566	$4,255,593	$4,165,292
Balance, beginning of year	$50,812	$52,051	$54,225	$67,187	$61,234
Loans charged off:
Commercial, financial, agricultural and other	19,603	11,429	8,911	18,399	5,207
Real estate construction	—	8	296	773	3,601
Residential real estate	1,189	1,539	3,153	1,814	3,828
Commercial real estate	570	1,538	1,148	10,513	851
Loans to individuals	4,943	4,354	3,964	3,679	3,482
Total loans charged off	26,305	18,868	17,472	35,178	16,969
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	4,164	1,097	734	455	443
Real estate construction	562	84	1,340	501	582
Residential real estate	481	587	650	1,264	422
Commercial real estate	1,522	229	612	136	410
Loans to individuals	469	684	766	633	521
Total recoveries	7,198	2,681	4,102	2,989	2,378
Net charge-offs	19,107	16,187	13,370	32,189	14,591
Provision charged to expense	18,480	14,948	11,196	19,227	20,544
Balance, end of year	$50,185	$50,812	$52,051	$54,225	$67,187
Ratios:
Net charge-offs as a percentage of average loans outstanding	0.40%	0.36%	0.31%	0.76%	0.35%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.03%	1.08%	1.17%	1.27%	1.60%

Noninterest Income
The components of noninterest income for each year in the three-year period ended December 31 are as follows:

				2016 compared to 2015
	2016	2015	2014	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$5,366	$5,834	$6,000	$(468)	(8)%
Service charges on deposit accounts	15,869	15,319	15,661	550	4
Insurance and retail brokerage commissions	7,964	8,522	6,483	(558)	(7)
Income from bank owned life insurance	5,381	5,412	5,502	(31)	(1)
Card related interchange income	14,955	14,501	14,222	454	3
Swap fee income	2,359	847	511	1,512	179
Other income	6,372	7,041	7,279	(669)	(10)
Subtotal	58,266	57,476	55,658	790	1
Net securities gains(losses)	617	(153)	550	770	(503)
Gain on sale of mortgage loans	4,086	2,421	440	1,665	69
Gain on sale of loans and other assets	1,411	1,855	4,556	(444)	(24)
Derivatives mark to market	219	(274)	(345)	493	(180)
Total noninterest income	$64,599	$61,325	$60,859	$3,274	5%
Noninterest income, excluding net securities gains (losses), gain on sale of loans and other assets and the derivatives mark to market, increased $0.8 million, or 1.4%, in 2016. Swap fee income increased $1.5 million, compared to the same period in 2015, as a result of growth in interest rate swaps entered into by our commercial loan customers. Service charges on deposit accounts increased $0.6 million and card-related interchange income increased $0.5 million, both due to increases in customer fee-related activity. Offsetting these increases were insurance and retail brokerage commissions and trust income, which decreased $0.6 million and $0.5 million, respectively, as a result of lower annuity and mutual fund sales.
Total noninterest income increased $3.3 million, or 5%, in comparison to the year ended December 31, 2015. The most notable change includes a $1.7 million increase in gain on the sale of mortgage loans due to continued growth in mortgage loan originations since the Company reentered the secondary mortgage market in 2014. Net securities gains (losses) increased $0.8 million, primarily due to the early redemption in 2016 of one of our pooled trust preferred securities. In 2015, a net security loss was recognized as a result of the sale of lower yielding US Agency securities. The higher level of gain on sale of loans and other assets in 2014 is a result of a $1.2 million gain recognized on the sale of the Company's registered investment advisory business, as well as the sale of three OREO properties that resulted in gains of $3.2 million.
If the Company's total assets would equal or exceed $10 billion we would no longer qualify for exemption from the interchange fee cap included in the Dodd-Frank Act. The estimated impact of this change would decrease interchange income by $6.1 million.

Noninterest Expense
The components of noninterest expense for each year in the three-year period ended December 31 are as follows:

				2016 Compared to 2015
	2016	2015	2014	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$87,125	$89,161	$87,223	$(2,036)	(2)%
Net occupancy	13,150	13,712	13,119	(562)	(4)
Furniture and equipment	11,624	10,737	12,235	887	8
Data processing	7,429	6,123	6,124	1,306	21
Advertising and promotion	2,601	2,638	2,953	(37)	(1)
Pennsylvania shares tax	3,825	4,693	3,776	(868)	(18)
Intangible amortization	547	605	631	(58)	(10)
Collection and repossession	2,250	2,826	2,754	(576)	(20)
Other professional fees and services	3,915	4,034	3,986	(119)	(3)
FDIC insurance	3,903	4,014	4,054	(111)	(3)
Other operating expenses	17,808	19,178	18,609	(1,370)	(7)
Subtotal	154,177	157,721	155,464	(3,544)	(2)
Loss on sale or write-down of assets	1,155	3,112	1,595	(1,957)	(63)
Litigation and operational losses	1,420	2,119	6,786	(699)	(33)
Furniture and equipment - related to IT conversion	—	—	5,577	—	—
Conversion related	—	—	1,788	—	—
Merger and acquisition related	3,173	922	—	2,251	244
Total noninterest expense	$159,925	$163,874	$171,210	$(3,949)	(2)%
Noninterest expense, excluding the loss on sale or write-down of assets, litigation and operational losses, furniture and equipment expense related to the IT conversion, conversion related and merger and acquisition related expense, decreased $3.5 million, or 2%, for the year ended 2016 compared to 2015. Contributing to the 2016 decrease is a $2.0 million decline in salaries and employee benefits, primarily due to $2.1 million in one-time severance charges recognized in 2015 as a result of the realignment of our consumer banking area.
Other operating expense decreased $1.4 million for the year 2016 compared to 2015, primarily due to a $1.7 million decline in expense related to the reserve for unfunded loan commitments. Pennsylvania shares tax expense decreased $0.9 million compared to last year due to a $0.7 million settlement paid in 2015 for a disputed tax assessment. Offsetting these decreases is a $1.3 million increase in data processing expense related to the issuance of chip debit cards in 2016.
Loss on the sale or write-down of assets decreased $2.0 million for the year 2016 compared to 2015. The loss in 2015 includes $1.5 million in write-downs on OREO properties as a result of updated appraisals obtained on properties for two commercial loan relationships and $0.9 million in write-downs related to the disposition of four branch offices that were closed or relocated due to cost or other market opportunities. In 2014, a former headquarters building was donated to a local university, resulting in a $0.6 million donation expense.
Litigation and operational losses decreased $0.7 million for the year 2016 compared to 2015 primarily due to higher fraud losses recognized in 2015 as a result of several merchant debit card breaches. The elevated level of litigation and operational losses in 2014 is a result of an $8.6 million litigation reserve recognized that year, partially offset by a $3.0 million recovery on an external fraud loss from a prior year.
Merger related expenses totaled $3.2 million and $0.9 million for the years 2016 and 2015, respectively. Expenses in 2016 reflect one-time expenses related to the acquisition of thirteen FirstMerit branches and the 2015 expense relates to the acquisition of Columbus, Ohio based First Community Bank.
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

Income Tax
The provision for income taxes of $25.6 million in 2016 reflects an increase compared to the provision for income taxes of $20.8 million in 2015 mostly due to the increase in the level of pretax income of $85.2 million and $71.0 million for 2016 and 2015, respectively.
The effective tax rate was 30% and 29% for tax expense in 2016 and 2015, respectively. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income.

Financial Condition
First Commonwealth’s total assets increased by $117.1 million in 2016. Loans, including loans held for sale, increased $196.9 million, or 4%, while investments decreased $119.8 million, or 9%.
Loan growth in 2016 was impacted by $100.9 million of loans acquired as part of the FirstMerit Bank, NA branch acquisition. Loan growth for the year was primarily in the commercial real estate category, which increased $263.2 million, of which $25.2 million can be attributed to the branch acquisition.
During 2016, approximately $278.0 million in investment securities were called or matured. Some of these securities were lower yielding securities and as such, their replacement contributed to the increase in yield earned on the portfolio. In total, $151.9 million in mortgage-backed securities, $10.4 million in agency securities and $7.7 million in municipal securities were purchased in 2016 to help increase earnings from the portfolio while maintaining a reduced risk profile.
First Commonwealth’s total liabilities increased $86.7 million, or 1%, in 2016. Deposits increased $751.5 million, or 18%, largely due to $593.4 million in deposits obtained as part of the FirstMerit Bank, NA branch acquisition. Short-term debt decreased $642.9 million or 43% and long-term debt decreased $0.6 million, or 1%, as funding needs were met with deposits from the FirstMerit Bank, NA branch acquisition.
Total shareholders equity increased $30.4 million in 2016. Growth in shareholders equity was a result of net income of $59.6 million, partially offset by $24.9 million in dividends declared, a $4.6 million decline in accumulated other comprehensive income and $0.9 million in stock repurchases.

Loan Portfolio
Following is a summary of our loan portfolio as of December 31:

	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,139,547	23%	$1,150,906	25%	$1,052,109	24%	$1,021,056	24%	$1,019,822	24%
Real estate construction	219,621	5	220,736	5	120,785	3	93,289	2	87,438	2
Residential real estate	1,229,192	25	1,224,465	26	1,226,344	27	1,262,718	30	1,241,565	30
Commercial real estate	1,742,210	36	1,479,000	31	1,405,256	31	1,296,472	30	1,273,661	30
Loans to individuals	548,777	11	608,643	13	652,814	15	610,298	14	582,218	14
Total loans and leases net of unearned income	$4,879,347	100%	$4,683,750	100%	$4,457,308	100%	$4,283,833	100%	$4,204,704	100%
The loan portfolio totaled $4.9 billion as of December 31, 2016, reflecting growth of $195.6 million, or 4%, compared to December 31, 2015. Loan growth was experienced in the commercial real estate and residential real estate categories. The increase in commercial real estate loans can be largely attributed to growth in direct middle market lending in Pennsylvania and Ohio. Residential real estate loans increased $4.7 million, although $63.3 million of loans in this category were acquired as part of the branch acquisition. Excluding the impact of the acquired loans, the residential real estate portfolio continues to experience runoff as many of the loans originated by our mortgage banking area are sold in the secondary market. The decrease in commercial, financial, agricultural and other portfolio is a result of several large payoffs in the fourth quarter as competitors became more aggressive in both pricing and credit terms. Real estate construction loans decreased as projects were completed and moved to the commercial real estate category. The decline in the loans to individuals category is primarily due to runoff of indirect auto loans as a result of increased pricing spreads for this category.
The majority of our loan portfolio is with borrowers located in Pennsylvania. The Company expanded into the Ohio market area with the opening of a loan production office in Cleveland, Ohio in 2013, the acquisition of First Community Bank of Columbus, Ohio in the fourth quarter of 2015 and the purchase of thirteen FirstMerit Bank, NA branches in December 2016. As of December 31, 2016 and 2015, there were no concentrations of loans relating to any industry in excess of 10% of total loans.
The credit quality of the loan portfolio reflected improvement during 2016 with decreases in nonaccrual loans. As of December 31, 2016, criticized loans (i.e., loans designated OAEM, substandard, impaired or doubtful) increased $0.4 million, or 0.3%, from December 31, 2015. Criticized loans totaled $134.4 million at December 31, 2016 and represented 3% of the total loan portfolio. Additionally, delinquencies on accruing loans increased $0.8 million, or 7%, at December 31, 2016 compared to December 31, 2015. As of December 31, 2016, nonaccrual loans decreased $8.7 million, or 24%, compared to December 31, 2015.

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans at December 31, 2016 were as follows:

	Within One Year	One to 5 Years	After 5 Years	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$172,895	$652,904	$313,174	$1,138,973
Real estate construction (a)	64,224	98,573	35,955	198,752
Commercial real estate	157,469	491,653	1,092,467	1,741,589
Other	1,269	18,797	116,380	136,446
Totals	$395,857	$1,261,927	$1,557,976	$3,215,760
Loans at fixed interest rates		286,026	350,727
Loans at variable interest rates		975,901	1,207,249
Totals		$1,261,927	$1,557,976

(a)
The maturity of real estate construction loans include term commitments that follow the construction period. Loans with these term commitments will be moved to the commercial real estate category when the construction phase of the project is completed.

First Commonwealth has a legal lending limit of $92.6 million to any one borrower or closely related group of borrowers, but has established lower thresholds for credit risk management.
First Commonwealth defines exposure to the Oil and Gas Industry as any borrower who is involved in exploration and production, and any company in the industry supply chain, that generates 40% or more of their sales revenue from exploration and production activities.
As of December 31, 2016, the Company had a total of $117.9 million in commitments to the Oil and Gas Industry, with $56.2 million in outstanding loan balances against those commitments. Of this total, commitments of $29.4 million with outstanding balances of $3.7 million are for exploration and production, while $88.5 million in commitments, with outstanding balances of $52.4 million, are related to ancillary businesses.
Two customers account for 85.2% of the loans related to exploration and production and both are pass rated credits. These credit facilities are primarily used to support letters of credit and have little or no usage. One commercial relationships in this category, totaling $2.3 million, is on non-performing status and has been even before the oil price decline that began in the third quarter of 2014.
The ancillary business consists of well services, transportation, equipment and materials to support the Oil and Gas Industry. Two customers, which account for 26.6% of the ancillary exposure, are bulk transporters of refined product and are not expected to be negatively impacted from lower oil prices. There are two pass rated credits with total commitments of $23.3 million in the ancillary sector that may see some impact from reduced drilling activity due to lower oil and gas prices and two nonaccrual credits with total commitments of $3.3 million that have been impacted. The Company will continue to monitor their performance accordingly.

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

The following is a comparison of nonperforming and impaired assets and the effects on interest due to nonaccrual loans for the period ended December 31:

	2016	2015	2014	2013	2012
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$16,454	$24,345	$25,715	$28,908	$43,539
Loans held for sale on nonaccrual basis	—	—	—	—	—
Troubled debt restructured loans on nonaccrual basis	11,569	12,360	16,952	16,980	50,979
Troubled debt restructured loans on accrual basis	13,790	14,139	12,584	13,495	13,037
Total nonperforming loans	$41,813	$50,844	$55,251	$59,383	$107,555
Loans past due in excess of 90 days and still accruing	$2,097	$2,455	$2,619	$2,505	$2,447
Other real estate owned	$6,805	$9,398	$7,197	$11,728	$11,262
Loans outstanding at end of period	$4,879,347	$4,683,750	$4,457,308	$4,283,833	$4,204,704
Average loans outstanding	$4,818,759	$4,553,634	$4,356,566	$4,255,593	$4,165,292
Nonperforming loans as a percentage of total loans	0.86%	1.09%	1.24%	1.39%	2.56%
Provision for credit losses	$18,480	$14,948	$11,196	$19,227	$20,544
Allowance for credit losses	$50,185	$50,812	$52,051	$54,225	$67,187
Net charge-offs	$19,107	$16,187	$13,370	$32,189	$14,591
Net charge-offs as a percentage of average loans outstanding	0.40%	0.36%	0.31%	0.76%	0.35%
Provision for credit losses as a percentage of net charge-offs	96.72%	92.35%	83.74%	59.73%	140.80%
Allowance for credit losses as a percentage of end-of-period loans outstanding (a)	1.03%	1.08%	1.17%	1.27%	1.60%
Allowance for credit losses as a percentage of nonperforming loans (a)	120.02%	99.94%	94.21%	91.31%	62.47%
Gross income that would have been recorded at original rates	$1,296	$572	$784	$7,920	$15,036
Interest that was reflected in income	533	—	—	679	369
Net reduction to interest income due to nonaccrual	$763	$572	$784	$7,241	$14,667

(a)	End of period loans and nonperforming loans exclude loans held for sale.

Nonperforming loans decreased $9.0 million to $41.8 million at December 31, 2016, compared to $50.8 million at December 31, 2015. Nonperforming loans as a percentage of total loans decreased to 0.9% from 1.1% at December 31, 2016 compared to December 31, 2015. Other real estate owned totaled $6.8 million at December 31, 2016, compared to $9.4 million at December 31, 2015.
Also included in nonperforming loans are troubled debt restructured loans (“TDRs”). TDRs are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower under terms not available in the market. TDRs decreased $1.1 million during 2016. For additional information on TDRs please refer to Note 10 “Loans and Allowance for Credit Losses.”
Net charge-offs were $19.1 million in 2016 compared to $16.2 million for the year 2015. The most significant credit losses recognized during the year include a $6.5 million partial charge-off related to a manufacturer of mine safety products, a $4.2 million partial charge-off related to a steel and aluminum servicing company, a $2.0 million partial charge-off of one loan to an oil and gas wells services company, a $1.1 million charge-off of loans related to a manufacturer of sporting goods, a $1.3 million partial charge-off of two commercial industrial loans related to a local energy company and a $1.1 million charge-off of a loan to a machine manufacturer. Additional detail on credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Provision for Credit Losses” and “Allowance for Credit Losses.”
Provision for credit losses as a percentage of net charge-offs increased to 96.7% for the year ended December 31, 2016 from 92.4% for the year ended December 31, 2015.

Allowance for Credit Losses
Following is a summary of the allocation of the allowance for credit losses at December 31:

	2016		2015		2014		2013		2012
	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)
	(dollars in thousands)
Commercial, financial, agricultural and other	$35,974	23%	$31,035	25%	$29,627	24%	$22,663	24%	$19,852	24%
Real estate construction	577	5	887	5	2,063	3	6,600	2	8,928	2
Residential real estate	2,511	25	2,606	26	3,664	27	7,727	30	5,908	30
Commercial real estate	6,619	36	11,924	31	11,881	31	11,778	30	22,441	30
Loans to individuals	4,504	11	4,360	13	4,816	15	5,457	14	4,132	14
Unallocated	—	N/A	—	N/A	—	N/A	—	N/A	5,926	N/A
Total	$50,185		$50,812		$52,051		$54,225		$67,187
Allowance for credit losses as percentage of end-of-period loans outstanding	1.03%		1.08%		1.17%		1.27%		1.60%

(a)	Represents the ratio of loans in each category to total loans.
The allowance for credit losses decreased $0.6 million from December 31, 2015 to December 31, 2016. The allowance for credit losses as a percentage of end-of-period loans outstanding was 1.0% at December 31, 2016 compared to 1.1% at December 31, 2015. The allowance for credit losses includes both a general reserve for performing loans and specific reserves for impaired loans. Comparing December 31, 2016 to December 31, 2015, the general reserve for performing loans increased from 0.94% to 0.97% of total performing loans. Specific reserves decreased from 16.0% of nonperforming loans at December 31, 2015 to 9.2% of nonperforming loans at December 31, 2016. The allowance for credit losses as a percentage of nonperforming loans was 120.0% and 99.9% at December 31, 2016 and 2015, respectively.
The allowance for credit losses represents management’s estimate of probable losses incurred in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and nonaccrual trends, portfolio growth, net realizable value of collateral and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. For a description of the methodology used to calculate the allowance for credit losses, please refer to “Critical Accounting Policies and Significant Accounting Estimates—Allowance for Credit Losses.”

Management reviews local and national economic information and industry data, including trends in the industries we believe are indicative of higher risk to our portfolio. Factors reviewed by management include employment trends, macroeconomic trends, commercial real estate trends and the overall lending environment. For years ended December 31, 2016, 2015, 2014 and 2013, any additional allocation made to the allowance as a result of this review is reflected in the applicable loan category in the previous table. For year ended December 31, 2012, any additional allocation made to the allowance for credit losses as a result of this review is reflected in the “unallocated" line of the previous table.
Investment Portfolio
Marketable securities that we hold in our investment portfolio, which are classified as “securities available for sale,” may be a source of liquidity; however, we do not anticipate liquidating the investments prior to maturity. As indicated in Note 18 “Fair Values of Assets and Liabilities,” $35.0 million of available for sale securities at December 31, 2016, are classified as Level 3 assets because of inactivity in the market.
Following is a detail schedule of the amortized cost of securities available for sale as of December 31:

	2016	2015	2014
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$15,143	$20,034	$23,344
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	683,601	778,476	947,635
Mortgage-Backed Securities—Commercial	1	28	72
Other Government-Sponsored Enterprises	16,700	19,201	269,181
Obligations of States and Political Subdivisions	27,075	27,066	27,058
Corporate Securities	5,903	1,897	6,682
Pooled Trust Preferred Collateralized Debt Obligations	39,989	42,239	41,926
Total Debt Securities	788,412	888,941	1,315,898
Equities	1,670	2,170	1,420
Total Securities Available for Sale	$790,082	$891,111	$1,317,318
As of December 31, 2016, securities available for sale had a fair value of $790.1 million. Gross unrealized gains were $7.1 million and gross unrealized losses were $18.5 million.
The following is a schedule of the contractual maturity distribution of securities available for sale at December 31, 2016.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield (b)
	(dollars in thousands)
Within 1 year	$3,823	$—	$—	$3,823	1.49%
After 1 but within 5 years	23,567	—	3,997	27,564	2.53
After 5 but within 10 years	93,282	27,075	—	120,357	3.19
After 10 years	594,773	—	41,895	636,668	2.21
Total	$715,445	$27,075	$45,892	$788,412	2.36%

(a)	Equities are excluded from this schedule because they have an indefinite maturity.

(b)	Yields are calculated on a taxable equivalent basis.

Mortgage-backed securities, which include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises, have contractual maturities ranging from less than one year to approximately 30 years and have anticipated average lives to maturity ranging from less than one year to approximately thirteen years.
The amortized cost of the available for sale investment portfolio decreased $101.0 million, or 11%, at December 31, 2016 compared to 2015. Contributing to this decline is the sale, call or maturity of $224.0 million in available for sale investments, partially offset by $128.9 million in purchases. Additional liquidity provided from sales, calls and maturities was utilized to fund growth in the loan portfolio.

Our available for sale investment portfolio includes an amortized cost of $40.0 million in pooled trust preferred collateralized debt obligations at December 31, 2016. The valuation of these securities involves evaluating relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis.
Following is a detail schedule of the amortized cost of securities held to maturity as of December 31:

	2016	2015
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$4,297	$4,775
Mortgage-Backed Securities—Commercial	34,444	16,843
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	280,430	315,609
Mortgage-Backed Securities—Commercial	14,675	15,187
Obligations of States and Political Subdivisions	38,667	31,910
Total Securities Held to Maturity	$372,513	$384,324
There were no securities held to maturity as of December 31, 2014
The following is a schedule of the contractual maturity distribution of securities held to maturity at December 31, 2016.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Total Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Within 1 year	$—	$—	$—	—%
After 1 but within 5 years	—	2,636	2,636	2.37
After 5 but within 10 years	14,675	31,893	46,568	3.15
After 10 years	319,171	4,138	323,309	2.42
Total	$333,846	$38,667	$372,513	2.51%
See Note 8 “Investment Securities,” Note 9 “Impairment of Investment Securities” and Note 18 “Fair Values of Assets and Liabilities” for additional information related to the investment portfolio.
Deposits
Total deposits increased $751.5 million, or 18%, in 2016, with $593.4 million of the growth resulting from the acquisition of thirteen FirstMerit Bank, NA branches. Growth was experienced in all deposit categories except time deposits, which decreased $10.4 million, or 2%.
Time deposits of $100 thousand or more had remaining maturities as follows as of the end of each year in the three-year period ended December 31:

	2016		2015		2014
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
3 months or less	$38,366	26%	$48,429	31%	$164,879	49%
Over 3 months through 6 months	27,371	19	22,946	15	34,874	10
Over 6 months through 12 months	29,013	20	34,974	22	72,470	22
Over 12 months	50,621	35	51,306	32	61,765	19
Total	$145,371	100%	$157,655	100%	$333,988	100%

Short-Term Borrowings and Long-Term Debt
Short-term borrowings decreased $642.9 million, or 43%, from $1.5 billion as of December 31, 2015 to $867.9 million at December 31, 2016. The decline in short-term deposits is a result of deposits acquired from the FirstMerit branch acquisition, which provided a lower cost alternative funding source compared to these borrowings. Long-term debt decreased $0.6 million, or 1%, from $81.5 million at December 31, 2015 to $80.9 million at December 31, 2016. For additional information concerning our short-term borrowings, subordinated debentures and other long-term debt, please refer to Note 15 “Short-term Borrowings,” Note 16 “Subordinated Debentures” and Note 17 “Other Long-term Debt” of the Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements
The table below sets forth our contractual obligations to make future payments as of December 31, 2016. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

	Footnote Number Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
FHLB advances	17	$586	$1,242	$1,342	$5,579	$8,749
Subordinated debentures	16	—	—	—	72,167	72,167
Operating leases	12	3,854	6,696	4,821	9,693	25,064
Total contractual obligations		$4,440	$7,938	$6,163	$87,439	$105,980
The table above excludes our cash obligations upon maturity of certificates of deposit, which is set forth in Note 14 “Interest-Bearing Deposits” of the Consolidated Financial Statements.
In addition, see Note 11 “Commitments and Letters of Credit” for detail related to our off-balance sheet commitments to extend credit, financial standby letters of credit, performance standby letters of credit and commercial letters of credit as of December 31, 2016. Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements since it is unknown if the borrower will draw upon these commitments and often these commitments expire without being drawn upon. As of December 31, 2016, a reserve for probable losses of $4.1 million was recorded for unused commitments and letters of credit.

Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. Liquidity risk arises from the possibility that we may not be able to meet our financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to manage this risk, our Board of Directors has established a Liquidity Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements based on limits approved by our Board of Directors. This policy designates our Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by our Treasury Department, which monitors it by using such measures as a 30 day liquidity stress analysis, liquidity gap ratios and noncore funding ratios.
We generate funds to meet our cash flow needs primarily through the core deposit base of FCB and the maturity or repayment of loans and other interest-earning assets, including investments. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $751.5 million, or 18%, during 2016, and comprised 83% of total liabilities at December 31, 2016, as compared to 72% at December 31, 2015. Proceeds from the sale, maturity and redemption of investment securities totaled $278.0 million during 2016 and provided liquidity to fund loans as well as the purchase of additional investment securities.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit through brokers. We have increased our borrowing capacity at the Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the Federal Home Loan Bank, as collateral for borrowings at the Federal Reserve. At December 31,

2016 our borrowing capacity at the Federal Reserve related to this program was $767.6 million and there were no amounts outstanding. Additionally, as of December 31, 2016, our maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh was $1.5 billion and as of that date amounts used against this capacity included $0.8 billion in outstanding borrowings and $10.2 million in letter of credit commitments used for pledging public funds and other non-deposit purposes.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an ALCO strategy to increase and diversify funding sources. As of December 31, 2016, our maximum borrowing capacity under this program was $996.2 million and as of that date there was $0.6 million outstanding. We also participate in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of December 31, 2016, our outstanding certificates of deposits from this program have an average weighted rate of 0.84% and an average original term of 305 days.
We also have available unused federal funds lines with four correspondent banks. These lines have an aggregate commitment of $195.0 million with no amounts outstanding as of December 31, 2016.
The liquidity needs of First Commonwealth on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments and dividend payments to our stockholders, which totaled $32.2 million for the year ended December 31, 2016, as well as any cash necessary to repurchase our shares, which totaled $0.9 million for the year ended December 31, 2016. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $72.2 million in junior subordinated debentures and cash and interest-bearing deposits of $30.4 million at December 31, 2016. At the end of 2016 the Parent Company had a $15.0 million short-term, unsecured revolving line of credit with another financial institution. As of December 31, 2016, there were no amounts outstanding under this line. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.
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
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.75 and 0.71 at December 31, 2016 and 2015, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing nonmaturity deposits, which are included in the analysis as repricing within one year.

Following is the gap analysis as of December 31:

	2016
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,510,367	$184,386	$315,397	$3,010,150	$1,446,035	$402,282
Investments	85,756	44,417	89,838	220,011	546,056	406,743
Other interest-earning assets	24,644	—	—	24,644	—	—
Total interest-sensitive assets (ISA)	2,620,767	228,803	405,235	3,254,805	1,992,091	809,025
Certificates of deposit	110,584	92,765	115,949	319,298	268,680	3,854
Other deposits	3,086,791	—	—	3,086,791	—	—
Borrowings	940,254	146	296	940,696	2,584	5,579
Total interest-sensitive liabilities (ISL)	4,137,629	92,911	116,245	4,346,785	271,264	9,433
Gap	$(1,516,862)	$135,892	$288,990	$(1,091,980)	$1,720,827	$799,592
ISA/ISL	0.63	2.46	3.49	0.75	7.34	85.77
Gap/Total assets	22.69%	2.03%	4.32%	16.34%	25.75%	11.96%

	2015
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,371,092	$184,323	$315,162	$2,870,577	$1,439,199	$343,538
Investments	115,292	50,950	102,357	268,599	597,263	454,200
Other interest-earning assets	2,808	—	—	2,808	—	—
Total interest-sensitive assets (ISA)	2,489,192	235,273	417,519	3,141,984	2,036,462	797,738
Certificates of deposit	125,403	89,522	139,133	354,058	244,173	4,000
Other deposits	2,476,973	—	—	2,476,973	—	—
Borrowings	1,583,132	140	285	1,583,557	2,487	6,263
Total interest-sensitive liabilities (ISL)	4,185,508	89,662	139,418	4,414,588	246,660	10,263
Gap	$(1,696,316)	$145,611	$278,101	$(1,272,604)	$1,789,802	$787,475
ISA/ISL	0.59	2.62	2.99	0.71	8.26	77.73
Gap/Total assets	25.83%	2.22%	4.23%	19.38%	27.25%	11.99%
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

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2016 ($)	$(11,180)	$(5,495)	$4,643	$9,027
December 31, 2016 (%)	(5.41)%	(2.66)%	2.25%	4.37%
December 31, 2015 ($)	$(7,293)	$(2,438)	$916	$1,900
December 31, 2015 (%)	(3.74)%	(1.25)%	0.47%	0.97%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2016 ($)	$(17,526)	$(9,132)	$8,379	$16,286
December 31, 2016 (%)	(8.48)%	(4.42)%	4.06%	7.88%
December 31, 2015 ($)	$(11,405)	$(5,132)	$1,842	$3,658
December 31, 2015 (%)	(5.85)%	(2.63)%	0.94%	1.88%
The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. For the years 2016 and 2015, the cost of our interest-bearing liabilities averaged 0.39% and 0.34%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.63% and 3.55%, respectively.
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

Credit Risk
First Commonwealth maintains an allowance for credit losses at a level deemed sufficient to absorb losses incurred in the loan portfolio at the date of each statement of financial condition. Management reviews the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses.
First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual impaired loans with a balance greater than $100 thousand, loss experience trends, delinquency and other relevant factors.
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $4.1 million at December 31, 2016, and is classified in “Other liabilities” on the Consolidated Statements of Financial Condition.

Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructured loans. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternate financing sources. In 2016, 65 loans totaling $14.7 million were identified as troubled debt restructurings, resulting in specific reserves of $0.5 million.
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
The allowance for credit losses was $50.2 million at December 31, 2016 or 1.03% of loans outstanding, compared to $50.8 million or 1.08% of loans outstanding at December 31, 2015. Credit measures as of December 31, 2016 compared to December 31, 2015 reflect that the level of criticized loans increased $0.4 million from $134.0 million at December 31, 2015 to $134.4 million at December 31, 2016, however the level of nonperforming loans decreased $9.0 million for the same period.
The allowance for credit losses as a percentage of nonperforming loans was 120.0% at December 31, 2016 and 99.9% as of December 31, 2015. The allowance for credit losses includes specific allocations of $3.1 million related to nonperforming loans covering 8% of the total nonperforming balance at December 31, 2016 and specific allocations of $7.0 million covering 14% of the total nonperforming balance at December 31, 2015. The amount of allowance related to nonperforming loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses.

Management believes that the allowance for credit losses is at a level that is sufficient to absorb losses incurred in the loan portfolio at December 31, 2016.
The following table provides information on net charge-offs and nonperforming loans by loan category:

	For the Period Ended December 31, 2016			As of December 31, 2016
	Net Charge-offs	% of Total Net Charge- offs	Net Charge-offs as a % of Average Loans	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$15,439	80.80%	0.32%	$22,972	54.94%	0.47%
Real estate construction	(562)	(2.94)	(0.01)	—	—	—
Residential real estate	708	3.70	0.02	11,719	28.03	0.24
Commercial real estate	(952)	(4.98)	(0.02)	6,737	16.11	0.14
Loans to individuals	4,474	23.42	0.09	385	0.92	0.01
Total loans, net of unearned income	$19,107	100.00%	0.40%	$41,813	100.00%	0.86%
As the above table illustrates, commercial, financial, agricultural loans and loans to individuals were the most significant portions of the nonperforming loans as of December 31, 2016. See discussions related to the provision for credit losses and loans for more information.

Results of Operations—2015 Compared to 2014
Summary of 2015 Results
Net income for 2015 was $50.1 million, or $0.56 per diluted share, as compared to a net income of $44.5 million, or $0.48 per diluted share, in 2014. Net income in 2015 was positively impacted by an $3.8 million increase in provision expense, offset by a $4.7 million decrease in operational losses and a $4.8 million increase in net interest income.

Our return on average equity was 7.0% and return on average assets was 0.78% for 2015, compared to 6.2% and 0.71%, respectively, for 2014.
Average diluted shares for the year 2015 were 4% less than the comparable period in 2014 primarily due to the common stock buyback program authorized during 2015.
Net interest income, on a fully taxable equivalent basis, for 2015 was $4.9 million, or 3%, higher than 2014, primarily due to a 7 basis point decrease in the cost of interest bearing liabilities. Positively affecting net interest income in 2015 was a $100.4 million increase in average net free funds. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. The net interest margin, on a fully taxable equivalent basis, was 3.28% in 2015 compared to 3.27% in 2014.
During the year-ended December 31, 2015, the net interest margin was challenged by the continuing low interest rate environment and decreasing rates earned on interest-earning assets. Despite a disciplined approach to pricing, runoff of existing assets earning higher interest rates continued to provide for lower yields on earning assets. Growth in earning assets helped offset the impact of runoff as average interest-earning assets increased $125.4 million, or 2%, compared to the comparable period in 2014.
The taxable equivalent yield on interest-earning assets was 3.55% for the year-ended December 31, 2015, a decrease of 4 basis points from the 3.59% yield for the same period in 2014. This decline was attributed to the repricing of our variable rate assets in a low rate environment as well as lower interest rates available on new investments and loans. Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.34% for the year-ended December 31, 2015, compared to 0.41% for the same period in 2014.
Comparing the year-ended December 31, 2015 with the same period in 2014, changes in interest rates negatively impacted net interest income by $5.1 million. The lower yield on interest-earning assets adversely impacted net interest income by $4.6 million, while the decline in the cost of interest-bearing liabilities positively impacted net interest income by $0.5 million. We were able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, disciplined pricing strategies, loan growth and increasing our investment volumes within established interest rate risk management guidelines.
While decreases in interest rates and yields compressed the net interest margin, increases in average earning assets and low cost average interest-bearing liabilities neutralized the effect on net interest income. Changes in volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $10.1 million in the year-ended December 31, 2015 compared to the same period in 2014. Higher levels of interest-earning assets resulted in an increase of $6.6 million in interest income, while volume changes primarily attributed to the mix of deposits reduced interest expense by $3.4 million.
Noninterest income, excluding net securities gains (losses) and gains on sale of assets, increased $1.9 million, or 3%, in 2015, as a result of a $2.0 million increase in insurance and retail brokerage commissions. This increase is attributable to increased production and an agency acquisition in the fourth quarter of 2014.
Total noninterest income increased $0.5 million, or 1%, in 2015 in comparison to the year ended 2014. The most notable change includes a $3.0 million decrease in the gain on sale of assets as a result of a $1.2 million gain recognized in 2014 on the sale of the Company's registered investment advisory business and $3.2 million in gains on the sale of several OREO properties. Offsetting this decrease is a $2.3 million increase in the gain on sale of loans primarily due to the Company reentering the secondary mortgage market.
Comparing the year 2015 to the year 2014, net securities gains (losses) decreased $0.7 million. This change is primarily the result of a $0.3 million loss recognized in 2015 on the sale of approximately $75 million of low-yielding US agency securities. Proceeds from the sale of these securities were reinvested into higher yielding mortgage-backed securities. In 2014, a $0.5 million gain was recognized as a result of the early redemption of one of our pooled trust preferred securities.
Total noninterest expense for the year 2015 decreased $7.3 million in comparison to the year 2014. Included in noninterest expense in 2014 was an $8.6 million litigation reserve and $7.4 million in expenses related to the IT system conversion. Partially offsetting these expenses in 2014 was a $3.0 million recovery on an external fraud loss from a prior year.
Comparing the year 2015 to the year 2014, salaries and employee benefit expense increased $1.9 million, or 2%, primarily due to $2.1 million in one-time severance charges related to the realignment of our consumer business. Pennsylvania shares tax expense in 2015 increased $0.9 million over 2014 as the result of a $0.7 million agreement reached for a disputed tax assessment. Loss on the sale or write-down of assets increased $1.5 million for the year 2015 compared to 2014. The loss in 2015 includes $1.5 million in write-downs on OREO properties and $0.9 million in write-downs related to the disposition of four branch offices that were closed or relocated due to cost or other market opportunities. In 2014, a former headquarters building was donated to a local university, resulting in a $0.6 million donation expense.

These increases were partially offset by declines of $1.5 million in furniture and equipment expense due to lower equipment and software maintenance costs as a result of the IT system conversion completed in 2014.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Information appearing in Item 7 of this report under the caption “Market Risk” is incorporated herein by reference in response to this item.

ITEM 8.    Financial Statements and Supplementary Data

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2016	2015
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$91,033	$66,644
Interest-bearing bank deposits	24,644	2,808
Securities available for sale, at fair value	778,612	886,560
Securities held to maturity, at amortized cost, (Fair value $368,618 at December 31, 2016 and $382,341 at December 31, 2015)	372,513	384,324
Other investments	36,498	62,952
Loans held for sale	7,052	5,763
Loans:
Portfolio loans	4,879,347	4,683,750
Allowance for credit losses	(50,185)	(50,812)
Net loans	4,829,162	4,632,938
Premises and equipment, net	67,534	63,454
Other real estate owned	6,805	9,398
Goodwill	186,483	164,500
Amortizing intangibles, net	12,013	1,231
Bank owned life insurance	187,021	182,601
Other assets	84,648	103,717
Total assets	$6,684,018	$6,566,890
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,268,786	$1,116,689
Interest-bearing	3,678,622	3,079,205
Total deposits	4,947,408	4,195,894
Short-term borrowings	867,943	1,510,825
Subordinated debentures	72,167	72,167
Other long-term debt	8,749	9,314
Total long-term debt	80,916	81,481
Other liabilities	37,822	59,144
Total liabilities	5,934,089	5,847,344
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued as of December 31, 2016 and 2015; and 89,007,077 and 88,961,268 shares outstanding at December 31, 2016 and 2015, respectively	105,563	105,563
Additional paid-in capital	366,426	365,981
Retained earnings	412,764	378,081
Accumulated other comprehensive (loss) income, net	(7,027)	(2,386)
Treasury stock (16,556,378 and 16,602,187 shares at December 31, 2016 and 2015, respectively)	(127,797)	(127,693)
Total shareholders’ equity	749,929	719,546
Total liabilities and shareholders’ equity	$6,684,018	$6,566,890
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2016	2015	2014
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$185,344	$172,819	$171,196
Interest and dividends on investments:
Taxable interest	27,919	26,807	28,767
Interest exempt from federal income taxes	1,498	997	311
Dividends	2,826	3,434	1,895
Interest on bank deposits	27	14	12
Total interest income	217,614	204,071	202,181
Interest Expense
Interest on deposits	7,523	7,474	12,453
Interest on short-term borrowings	8,076	5,018	2,449
Interest on subordinated debentures	2,635	2,329	2,292
Interest on other long-term debt	345	774	1,307
Total interest expense	18,579	15,595	18,501
Net Interest Income	199,035	188,476	183,680
Provision for credit losses	18,480	14,948	11,196
Net Interest Income after Provision for Credit Losses	180,555	173,528	172,484
Noninterest Income
Net securities gains (losses)	617	(153)	550
Trust income	5,366	5,834	6,000
Service charges on deposit accounts	15,869	15,319	15,661
Insurance and retail brokerage commissions	7,964	8,522	6,483
Income from bank owned life insurance	5,381	5,412	5,502
Gain on sale of mortgage loans	4,086	2,421	440
Gain on sale of other loans and assets	1,411	1,855	4,556
Card related interchange income	14,955	14,501	14,222
Derivative mark to market	219	(274)	(345)
Swap fee income	2,359	847	511
Other income	6,372	7,041	7,279
Total noninterest income	64,599	61,325	60,859
Noninterest Expense
Salaries and employee benefits	87,125	89,161	87,223
Net occupancy	13,150	13,712	13,119
Furniture and equipment	11,624	10,737	17,812
Data processing	7,429	6,123	6,124
Advertising and promotion	2,601	2,638	2,953
Pennsylvania shares tax	3,825	4,693	3,776
Intangible amortization	547	605	631
Collection and repossession	2,250	2,826	2,754
Other professional fees and services	3,915	4,034	3,986
FDIC insurance	3,903	4,014	4,054
Loss on sale or write-down of assets	1,155	3,112	1,595
Litigation and operational losses	1,420	2,119	6,786
Conversion related	—	—	1,788
Merger and acquisition related	3,173	922	—
Other operating expenses	17,808	19,178	18,609
Total noninterest expense	159,925	163,874	171,210
Income before income taxes	85,229	70,979	62,133
Income tax provision	25,639	20,836	17,680
Net Income	$59,590	$50,143	$44,453
Average Shares Outstanding	88,851,573	89,356,767	93,114,654
Average Shares Outstanding Assuming Dilution	88,851,573	89,356,767	93,114,654
Per Share Data:
Basic Earnings Per Share	$0.67	$0.56	$0.48
Diluted Earnings Per Share	$0.67	$0.56	$0.48
Cash Dividends Declared per Common Share	$0.28	$0.28	$0.28
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Net Income	$59,590	$50,143	$44,453
Other comprehensive (loss) income, before tax (benefit) expense:
Unrealized holding (losses) gains on securities arising during the period	(6,304)	2,798	25,153
Less: reclassification adjustment for (gains) losses on securities included in net income	(617)	153	(550)
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(479)	450	472
Reclassification adjustment for gains on derivatives included in net income	(70)	(49)	(10)
Unrealized gains (losses) for postretirement obligation:
Transition obligation	—	—	—
Net gain (loss)	331	(102)	(313)
Total other comprehensive (loss) income, before income tax (benefit) expense	(7,139)	3,250	24,752
Income tax (benefit) expense related to items of other comprehensive (loss) income	(2,498)	1,137	8,663
Comprehensive Income	$54,949	$52,256	$60,542
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2015	88,961,268	$105,563	$365,981	$378,081	$(2,386)	$(127,693)	$719,546
Net income				59,590			59,590
Total other comprehensive loss					(4,641)		(4,641)
Cash dividends declared ($0.28 per share)				(24,907)			(24,907)
Treasury stock acquired	(98,687)					(864)	(864)
Treasury stock reissued	23,148		39	—		177	216
Restricted stock	121,348	—	406	—		583	989
Balance at December 31, 2016	89,007,077	$105,563	$366,426	$412,764	$(7,027)	$(127,797)	$749,929

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2014	91,723,028	$105,563	$365,615	$353,027	$(4,499)	$(103,561)	$716,145
Net income				50,143			50,143
Total other comprehensive income					2,113		2,113
Cash dividends declared ($0.28 per share)				(25,089)			(25,089)
Treasury stock acquired	(2,918,066)					(25,383)	(25,383)
Treasury stock reissued	20,936		32	—		160	192
Restricted stock	135,370	—	334	—		1,091	1,425
Balance at December 31, 2015	88,961,268	$105,563	$365,981	$378,081	$(2,386)	$(127,693)	$719,546

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2013	95,245,215	$105,563	$365,333	$334,748	$(20,588)	$(73,359)	$711,697
Net income				44,453			44,453
Total other comprehensive income					16,089		16,089
Cash dividends declared ($0.28 per share)				(26,174)			(26,174)
Discount on dividend reinvestment plan purchases			(65)				(65)
Treasury stock acquired	(3,636,634)					(30,956)	(30,956)
Treasury stock reissued	21,960		35	—		157	192
Restricted stock	92,487	—	312	—		597	909
Balance at December 31, 2014	91,723,028	$105,563	$365,615	$353,027	$(4,499)	$(103,561)	$716,145
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Operating Activities
Net income	$59,590	$50,143	$44,453
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	18,480	14,948	11,196
Deferred tax expense	5,713	12,653	4,862
Depreciation and amortization	7,116	7,640	13,721
Net (gains) losses on securities and other assets	(5,257)	(729)	2,832
Net amortization of premiums and discounts on securities	4,524	2,793	2,233
Net amortization of premiums and discounts on long-term debt	—	—	(37)
Income from increase in cash surrender value of bank owned life insurance	(5,325)	(5,412)	(5,275)
Mortgage loans originated for sale	(133,278)	(86,576)	(17,697)
Proceeds from sale of mortgage loans	136,037	85,718	15,598
(Increase) decrease in interest receivable	(577)	(41)	542
Decrease in interest payable	(272)	(103)	(404)
(Increase) decrease in income taxes payable	(589)	(354)	1,860
Other—net	3,111	(7,929)	8,253
Net cash provided by operating activities	89,273	72,751	82,137
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	54,057	9,358	—
Purchases	(45,188)	(380,877)	—
Transactions with securities available for sale:
Proceeds from sales	55,744	88,054	132,868
Proceeds from maturities and redemptions	168,237	373,228	242,895
Purchases	(128,916)	(24,150)	(339,649)
Purchases of FHLB stock	(37,326)	(65,605)	(40,920)
Proceeds from the redemption of FHLB stock	63,780	48,029	31,819
Proceeds from bank owned life insurance	467	378	2,080
Proceeds from the sale of loans	18,612	3,018	3,112
Proceeds from sales of other assets	7,765	6,407	12,882
Acquisition, net of cash acquired	479,469	(3,533)	(3,042)
Net increase in loans	(135,436)	(191,853)	(195,120)
Purchase of other assets	(430)	—	—
Purchases of premises and equipment	(7,061)	(4,887)	(10,980)
Net cash provided by (used in) investing activities	493,774	(142,433)	(164,055)
Financing Activities
Net decrease in federal funds purchased	(4,000)	(5,000)	(7,000)
Net (decrease) increase in other short-term borrowings	(638,882)	409,949	486,261
Net increase (decrease) in deposits	132,180	(209,928)	(288,352)
Repayments of other long-term debt	(565)	(80,145)	(59,889)
Proceeds from issuance of long-term debt	—	—	5,000
Discount on dividend reinvestment plan purchases	—	—	(65)
Dividends paid	(24,907)	(25,089)	(26,174)
Proceeds from reissuance of treasury stock	216	192	192
Purchase of treasury stock	(864)	(25,383)	(30,956)
Net cash (used in) provided by financing activities	(536,822)	64,596	79,017
Net increase (decrease) in cash and cash equivalents	46,225	(5,086)	(2,901)
Cash and cash equivalents at January 1	69,452	74,538	77,439
Cash and cash equivalents at December 31	$115,677	$69,452	$74,538
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
Through its subsidiaries, which include a commercial bank and an insurance agency, First Commonwealth provides a full range of loan, deposit, trust, insurance and personal financial planning services primarily to individuals and small to middle market businesses in fifteen counties in central and western Pennsylvania as well as in central and northern Ohio. First Commonwealth has determined that it has one business segment.
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

Mortgage Loans Held for Sale
Certain residential mortgage loans are originated for sale in the secondary mortgage loan market with the majority sold with servicing rights released. These loans are classified as loans held for sale and are carried at the lower of cost or estimated market value on an aggregate basis. Market value is determined on the basis of rates obtained in the respective secondary market for the type of loan held for sale. Loans are generally sold at a premium or discount from the carrying amount of the loan. Such premium or discount is recognized at the date of sale. Gain or loss on the sale of loans is recorded in non-interest income at the time consideration is received and all other criteria for sales treatment have been met.
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
Acquired loans are recorded at estimated fair value on the date of acquisition with no carryover of the related allowance for credit losses. The fair value of acquired loans is determined by estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The estimated fair value considers factors such as loan term, internal risk rating, delinquency status, prepayment rates, estimated value of the underlying collateral and the current interest rate environment.

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
An additional component of the allowance is determined by management based on a qualitative analysis of certain factors related to portfolio risks and economic conditions. Factors considered by management include employment trends, macroeconomic trends, commercial real estate trends, lending practices, ability and experience of the credit staff, the overall lending environment and external factors such as the regulatory environment and competition. Portfolio risks include unusual changes or recent trends in specific portfolios such as unexpected changes in the trends or levels of delinquency. No matter how detailed an analysis of potential credit losses is performed, these estimates are inherently imprecise. Management must make estimates using assumptions and information that is often subjective and changes rapidly.

Loans acquired with evidence of credit deterioration were evaluated and not considered to be significant. The premium or discount estimated through the loan fair value calculation is recognized into interest income on a level yield or straight-line basis over the remaining contractual life of the loans. Additional credit deterioration on acquired loans, in excess of the original credit discount embedded in the fair value determination on the date of acquisition, will be recognized in the allowance for credit losses through the provision for loan losses.
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
Bank Owned Life Insurance
First Commonwealth and the banks that First Commonwealth has acquired have purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded as non-interest income in the Consolidated Statements of Income. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $3.3 million and $3.7 million as of December 31, 2016 and 2015, respectively, and is reflected in "Other Liabilities" on the Consolidated Statements of Financial Condition.
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
Business Combinations
Business combinations are accounted for by using the acquisition method of accounting. Under the acquisition method, identifiable assets acquired and liabilities assumed at the acquisition date are measured at their fair values as of that date, and are recognized separately from goodwill. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition. Acquisition costs are expensed when incurred.
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
Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2016, First Commonwealth has interest derivative positions that are not designated as hedging instruments. See Note 7, “Derivatives,” for a description of these instruments.
Earnings Per Common Share
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.
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

•
Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 securities include U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, certain corporate securities, FHLB stock, loans held for sale, interest rate derivatives that include interest rate swaps, risk participation agreements and foreign currency contracts, certain other real estate owned and certain impaired loans.

•
Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the evaluation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are pooled trust preferred collateralized debt obligations, nonmarketable equity investments, certain other real estate owned and certain impaired loans.

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
In January 2016, the FASB issued ASU 2016-1, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-1 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is not expected to have a significant impact on our financial statements
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are currently evaluating the potential impact of ASU 2016-02 on our financial statements.

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
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230),” which provides guidance on eight specific cash flow issues: 1. debt prepayment or extinguishment costs; 2. settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates; 3. contingent consideration payments made after a business combination; 4. proceeds from the settlement of insurance claims; 5. proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6. distributions received from equity method investees; 7. beneficial interests in securitizations transactions; and 8. separately identifiable cash flows and application of the predominance principle. This ASU provides additional guidance for these eight issues, reducing current and potential diversity in practice. This standard is effective for the Company as of January 1, 2018. Management is currently evaluating the impact of the amended guidance on First Commonwealth’s financial condition or results of operations.

Note 3—Supplemental Comprehensive Income Disclosures
The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Comprehensive Income as of December 31. Reclassification adjustments related to securities available for sale are included in the “Net securities gains (losses)” line in the Consolidated Statements of Income and reclassification adjustments related to losses on derivatives are included in the "Other operating expenses" line in the Consolidated Statements of Income.

	2016			2015			2014
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on securities arising during the period	$(6,304)	$2,206	$(4,098)	$2,798	$(978)	$1,820	$25,153	$(8,803)	$16,350
Reclassification adjustment for (gains) losses on securities included in net income	(617)	216	(401)	153	(54)	99	(550)	193	(357)
Total unrealized (losses) gains on securities	(6,921)	2,422	(4,499)	2,951	(1,032)	1,919	24,603	(8,610)	15,993
Unrealized gains (losses) on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(479)	168	(311)	450	(158)	292	472	(165)	307
Reclassification adjustment for gains on derivatives included in net income	(70)	24	(46)	(49)	17	(32)	(10)	3	(7)
Total unrealized (losses) gains on derivatives	(549)	192	(357)	401	(141)	260	462	(162)	300
Unrealized gains (losses) for postretirement obligations:
Transition obligation	—	—	—	—	—	—	—	—	—
Net gain (loss)	331	(116)	215	(102)	36	(66)	(313)	109	(204)
Total unrealized gains (losses) for postretirement obligations	331	(116)	215	(102)	36	(66)	(313)	109	(204)
Total other comprehensive (loss) income	$(7,139)	$2,498	$(4,641)	$3,250	$(1,137)	$2,113	$24,752	$(8,663)	$16,089

The following table details the change in components of OCI for the year-ended December 31:

	2016
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(2,956)	$560	$10	$(2,386)
Other comprehensive loss before reclassification adjustment	(4,098)	(311)		(4,409)
Amounts reclassified from accumulated other comprehensive income (loss)	(401)	(46)		(447)
Net gain			215	215
Net other comprehensive loss during the period	(4,499)	(357)	215	(4,641)
Balance at December 31	$(7,455)	$203	$225	$(7,027)

	2015
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(4,875)	$300	$76	$(4,499)
Other comprehensive income before reclassification adjustment	1,820	292		2,112
Amounts reclassified from accumulated other comprehensive income (loss)	99	(32)		67
Net gain			(66)	(66)
Net other comprehensive income during the period	1,919	260	(66)	2,113
Balance at December 31	$(2,956)	$560	$10	$(2,386)

	2014
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(20,868)	$—	$280	$(20,588)
Other comprehensive income before reclassification adjustment	16,350	307		16,657
Amounts reclassified from accumulated other comprehensive income (loss)	(357)	(7)		(364)
Net gain			(204)	(204)
Net other comprehensive income during the period	15,993	300	(204)	16,089
Balance at December 31	$(4,875)	$300	$76	$(4,499)

Note 4—Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the year for interest and income taxes as well as detail on non-cash investing and financing activities for the years ended December 31:

	2016	2015	2014
	(dollars in thousands)
Cash paid during the period for:
Interest	$19,208	$15,818	$18,943
Income taxes	19,950	8,331	10,700
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	4,824	8,257	5,061
Fair value of loans transferred from held to maturity to available for sale	18,758	3,196	3,035
Gross (decrease) increase in market value adjustment to securities available for sale	(6,919)	2,949	24,601
Gross (decrease) increase in market value adjustment to securities derivatives	(549)	401	472
Investments redeemed, not settled	3,769	—	—
Investments committed to purchase, not settled	—	694	—
Net (liabilities) assets acquired through acquisition	(501,516)	463	—
Proceeds from death benefit on bank-owned life insurance not received	437	—	—
Contribution of premises	—	—	682

Note 5—Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ending December 31:

	2016	2015	2014
Weighted average common shares issued	105,563,455	105,563,455	105,563,455
Average treasury shares	(16,605,461)	(16,045,900)	(12,294,217)
Average unearned nonvested shares	(106,421)	(160,788)	(154,584)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	88,851,573	89,356,767	93,114,654
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	—	—	—
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	88,851,573	89,356,767	93,114,654
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the years ended December 31, because to do so would have been anti-dilutive.

	12/31/2016			12/31/2015			12/31/2014
		Price Range			Price Range			Price Range
	Shares	From	To	Shares	From	To	Shares	From	To
Stock Options	—	$—	$—	—	$—	$—	15,000	$14.55	$14.55
Restricted Stock	67,920	8.38	13.96	92,002	6.82	9.84	106,977	5.26	9.26

Note 6—Cash and Due from Banks
Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts, such as checking accounts and NOW accounts. Reserves are maintained in the form of vault cash or balances held with the Federal Reserve Bank. First Commonwealth Bank maintained average balances of $5.1 million during 2016 and $4.6 million during 2015 with the Federal Reserve Bank.

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
We have twenty-six risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have eight risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
The periodic net settlement of interest rate swaps is recorded as an adjustment to "Interest and fees on loans" in the Consolidated Statement of Income. For the years ended December 31, 2016 and 2015, interest income was increased by $1.6 million and $2.0 million, respectively, as a result of these interest rate swaps. Changes in the fair value of the effective portion of cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in Interest and fees on loans, the same line item in the Consolidated Statement of Income as the income on the hedged items. The cash flow hedges were highly effective at December 31, 2016, 2015 and 2014.and changes in the fair value attributed to hedge ineffectiveness were not material.

The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks at December 31:

	2016	2015
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(317)	$(542)
Notional Amount:
Interest rate derivatives	345,102	276,860
Interest rate caps	14,762	22,793
Risk participation agreements	174,213	126,612
Sold credit protection on risk participation agreements	(40,281)	(20,383)
Derivatives Designated as Hedging Instruments
Fair value adjustment	(443)	922
Notional Amount - Interest rate derivatives	200,000	200,000
The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Consolidated Statements of Income for the years ended December 31:

	2016	2015	2014
	(dollars in thousands)
Non-hedging interest rate derivatives:
Increase (decrease) in other income	$219	$(274)	$(345)
Hedging interest rate derivatives:
Increase in interest income	1,627	2,049	330
Increase in other income	70	64	10
The fair value of our derivatives is included in a table in Note 18, “Fair Values of Assets and Liabilities,” in the line items “Other assets” and “Other liabilities.”

Note 8—Investment Securities

Securities Available for Sale
Below is an analysis of the amortized cost and fair values of securities available for sale at December 31:

	2016				2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$15,143	$1,481	$(7)	$16,617	$20,034	$2,071	$(13)	$22,092
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	683,601	4,557	(11,305)	676,853	778,476	7,983	(8,882)	777,577
Mortgage-Backed Securities – Commercial	1	—	—	1	28	—	—	28
Other Government-Sponsored Enterprises	16,700	—	(69)	16,631	19,201	2	(85)	19,118
Obligations of States and Political Subdivisions	27,075	195	(41)	27,229	27,066	532	—	27,598
Corporate Securities	5,903	416	—	6,319	1,897	422	—	2,319
Pooled Trust Preferred Collateralized Debt Obligations	39,989	427	(7,124)	33,292	42,239	916	(7,497)	35,658
Total Debt Securities	788,412	7,076	(18,546)	776,942	888,941	11,926	(16,477)	884,390
Equities	1,670	—	—	1,670	2,170	—	—	2,170
Total Securities Available for Sale	$790,082	$7,076	$(18,546)	$778,612	$891,111	$11,926	$(16,477)	$886,560

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
During 2016, a gain of $0.6 million was recognized due to the early redemption of a pooled trust preferred security with a book value of $3.1 million. This security was redeemed due to an election by the senior note holders to liquidate the trust.

In 2015, a $0.3 million loss was recognized on the sale of approximately $75.0 million of low-yielding U.S. government agency securities. Proceeds from the sale of these securities were reinvested into higher yielding mortgage-backed securities.
The amortized cost and estimated fair value of debt securities available for sale at December 31, 2016, by contractual maturity, are shown below:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$3,300	$3,292
Due after 1 but within 5 years	17,397	17,343
Due after 5 but within 10 years	27,075	27,229
Due after 10 years	41,895	35,607
	89,667	83,471
Mortgage-Backed Securities (a)	698,745	693,471
Total Debt Securities	$788,412	$776,942

(a)
Mortgage Backed Securities include an amortized cost of $15.1 million and a fair value of $16.6 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $683.6 million and a fair value of $676.9 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the years ended December 31:

	2016	2015	2014
	(dollars in thousands)
Proceeds from sales	$55,744	$88,054	$132,868
Gross (losses) gains realized:
Sales Transactions:
Gross gains	$305	$—	$291
Gross losses	(277)	(284)	(243)
	28	(284)	48
Maturities and impairment
Gross gains	589	131	502
Gross losses	—	—	—
Other-than-temporary impairment	—	—	—
	589	131	502
Net gains and impairment	$617	$(153)	$550
Securities available for sale with an approximate fair value of $445.8 million and $416.1 million were pledged as of December 31, 2016 and 2015, respectively, to secure public deposits and for other purposes required or permitted by law.

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at December 31:.

	2016				2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$4,297	$—	$(4)	$4,293	$4,775	$—	$(7)	$4,768
Mortgage-Backed Securities – Commercial	34,444	—	(561)	33,883	16,843	—	(247)	16,596
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	280,430	5	(2,527)	277,908	315,609	30	(1,824)	313,815
Mortgage-Backed Securities – Commercial	14,675	—	(142)	14,533	15,187	—	(178)	15,009
Obligations of States and Political Subdivisions	38,667	55	(721)	38,001	31,910	301	(58)	32,153
Total Securities Held to Maturity	$372,513	$60	$(3,955)	$368,618	$384,324	$331	$(2,314)	$382,341
The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	2,636	2,615
Due after 5 but within 10 years	31,893	31,384
Due after 10 years	4,138	4,002
	38,667	38,001
Mortgage-Backed Securities (a)	333,846	330,617
Total Debt Securities	$372,513	$368,618

(a)
Mortgage Backed Securities include an amortized cost of $38.7 million and a fair value of $38.2 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $295.1 million and a fair value of $292.4 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Securities held to maturity with an amortized cost of $119.2 million and $45.7 million were pledged as of December 31, 2016 and 2015, respectively, to secure public deposits for other purposes required or permitted by law.

Note 9—Impairment of Investment Securities
Securities Available for Sale
As required by FASB ASC Topic 320, “Investments—Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in other comprehensive income (“OCI”). During the years ended December 31, 2016, 2015 and 2014, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at December 31, 2016 for both available for sale and held to maturity securities by investment category and time frame for which the securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$4,898	$(11)	$—	$—	$4,898	$(11)
Mortgage-Backed Securities – Commercial	33,883	(561)	—	—	33,883	(561)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	670,708	(11,630)	56,200	(2,202)	726,908	(13,832)
Mortgage-Backed Securities – Commercial	14,534	(142)	—	—	14,534	(142)
Other Government-Sponsored Enterprises	16,632	(69)	—	—	16,632	(69)
Obligations of States and Political Subdivisions	33,277	(762)	—	—	33,277	(762)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	28,952	(7,124)	28,952	(7,124)
Total Securities	$773,932	$(13,175)	$85,152	$(9,326)	$859,084	$(22,501)

At December 31, 2016, pooled trust preferred collateralized debt obligations accounted for 32% of unrealized losses due to changes in interest rates and the illiquid market for this type of investment. Fixed income securities issued by U.S. Government-sponsored enterprises comprised 62% of total unrealized losses due to changes in market interest rates. Government agencies and obligations of state and political subdivisions each account for 3% of total unrealized losses as a result of changes in market interest rates. At December 31, 2016, there were 122 debt securities in an unrealized loss position. There were no equity securities in an unrealized loss position at December 31, 2016.

The following table presents the gross unrealized losses and estimated fair value at December 31, 2015 for both available for sale and held to maturity securities by investment category and time frame for which the securities had been in a continuous unrealized loss position:

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
As of December 31, 2016, our corporate securities had an amortized cost and estimated fair value of $5.9 million and $6.3 million, respectively, and were comprised of debt for large regional banks. At December 31, 2015, these securities had an amortized cost of $1.9 million and estimated fair value of $2.3 million. There were no corporate securities in an unrealized loss position as of December 31, 2016 and 2015. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trend and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
As of December 31, 2016, the book value of our pooled trust preferred collateralized debt obligations totaled $40.0 million with an estimated fair value of $33.3 million, which includes securities comprised of 259 banks and other financial institutions. All of our pooled securities are mezzanine tranches, two of which have no senior class remaining in the issue. The credit ratings on all of the issues are below investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of December 31, 2016, after taking into account management’s best estimates of future interest deferrals and defaults, two of our securities had no excess subordination in the tranches we own and six of our securities had excess subordination which ranged from 2% to 80% of the current performing collateral.
The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2016:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL IV	Mezzanine	$1,830	$1,360	$(470)	B1/BB	6	18.05%	59.78%
Pre TSL VIII	Mezzanine	1,963	2,053	90	C/C	28	44.37	0.00
Pre TSL IX	Mezzanine	2,412	1,952	(460)	B1/C	37	27.83	12.79
Pre TSL X	Mezzanine	1,738	1,986	248	Caa1/C	42	31.58	2.17
Pre TSL XII	Mezzanine	5,890	4,817	(1,073)	B3/C	64	24.54	0.00
Pre TSL XIII	Mezzanine	12,949	10,900	(2,049)	Ba3/C	54	11.21	55.77
Pre TSL XIV	Mezzanine	12,995	9,923	(3,072)	B1/CC	52	12.78	31.90
MMCap I	Mezzanine	212	301	89	Ca/C	8	58.11	80.31
Total		$39,989	$33,292	$(6,697)

Lack of liquidity in the market for trust preferred collateralized debt obligations, below investment grade credit rating and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.
In October 2016, the Company received notice that the Senior note holders of Pre TSL VII elected to liquidate all assets of the trust. The sale of the assets occurred in the fourth quarter of 2016 and the redemption was completed in the first quarter of 2017. A gain of $0.6 million related to this liquidation was recognized in 2016 and an additional gain of $0.7 million will be recorded in the first quarter of 2017.
All of the Company's pooled trust preferred securities are included in the non-exclusive list issued by the regulatory agencies and therefore are not considered covered funds under the Volcker Rule.
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. For the years ended December 31, 2016, 2015 and 2014 there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at December 31, 2016. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.
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

•
Credit Analysis—A quarterly credit evaluation is performed for each of the 259 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default—A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and therefore a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of December 31, 2016, default probabilities for performing collateral ranged from 0.33% to 75%.

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
Our cash flow analysis as of December 31, 2016, indicates that no credit related other-than-temporary impairment has occurred on our pooled trust preferred securities during the year ended December 31, 2016. Based upon the analysis performed by management, it is probable that two of our pooled trust preferred securities are expected to experience contractual principal and interest shortfalls and therefore appropriate other-than-temporary impairment charges were recorded in prior periods. These securities are identified in the table on page 69 with 0% “Excess Subordination as a % of Current Performing Collateral.” For the remaining securities in the table, our analysis as of December 31, 2016 indicates that it is probable that we will collect all contractual principal and interest payments. For five of those securities, PreTSL IX, PreTSL X, PreTSL XIII, PreTSL XIV and MMCap I, other-than-temporary impairment charges were recorded in prior periods; however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL IV. Our cash flow analysis as of December 31, 2016, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in the present value of estimated future principal and interest payments exceeding the securities' current book value. The excess for each bond of the present value of future cash flows over our current book value ranges from 19% to 119% and will be recognized as an adjustment to yield over the remaining life of these securities. The excess subordination recognized as an adjustment to yield is reflected in the following table as increases in cash flows expected to be collected.
The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the years ended December 31:

	2016	2015	2014
	(dollars in thousands)
Balance, beginning (a)	$24,851	$26,246	$27,543
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(1,124)	(1,177)	(1,297)
Reduction for debt securities called during the period	(6,671)	(218)	—
Balance, ending	$17,056	$24,851	$26,246

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized either as principal payments or interest income during the period.
For the years ended December 31, 2016, 2015 and 2014, there was no impairment recognized on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment. As part of this evaluation we review the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. There were no equity securities in an unrealized loss position as of December 31, 2016 and 2015.
In the table above, the $6.7 million reduction in cumulative credit losses in 2016 related to debt securities being called as a result of the early redemption of PreTSL VII. The senior note holders of this bond elected to liquidate all assets of the trust. Our book value before redemption was $3.1 million and at the time of redemption a gain of $0.6 million was recognized.
Other Investments
As a member of the FHLB, First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of December 31, 2016 and 2015, our FHLB stock totaled $36.5 million and $63.0 million, respectively and is included in “Other investments” on the Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2016.
Note 10—Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types as of December 31:

	2016			2015
	Originated Loans	Acquired Loans	Total Loans	Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,131,148	$8,399	$1,139,547	$1,150,906
Real estate construction	217,840	1,781	219,621	220,736
Residential real estate	1,165,851	63,341	1,229,192	1,224,465
Commercial real estate	1,717,043	25,167	1,742,210	1,479,000
Loans to individuals	546,589	2,188	548,777	608,643
Total loans	$4,778,471	$100,876	$4,879,347	$4,683,750
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

The following tables represent our credit risk profile by creditworthiness category for the years ended December 31:

	2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,038,844	$217,565	$1,152,511	$1,691,220	$546,316	$4,646,456
Non-Pass
OAEM	27,387	275	5,923	7,596	—	41,181
Substandard	64,917	—	7,417	18,227	273	90,834
Doubtful	—	—	—	—	—	—
Total Non-Pass	92,304	275	13,340	25,823	273	132,015
Total	$1,131,148	$217,840	$1,165,851	$1,717,043	$546,589	$4,778,471

Acquired Loans
Pass	$7,591	$1,781	$62,919	$24,043	$2,185	$98,519
Non-Pass
OAEM	486	—	—	—	—	486
Substandard	322	—	422	1,124	3	1,871
Doubtful	—	—	—	—	—	—
Total Non-Pass	808	—	422	1,124	3	2,357
Total	$8,399	$1,781	$63,341	$25,167	$2,188	$100,876

	2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$1,074,858	$220,267	$1,209,606	$1,436,714	$608,342	$4,549,787
Non-Pass
OAEM	11,825	442	5,244	30,012	—	47,523
Substandard	64,223	27	9,615	12,274	301	86,440
Doubtful	—	—	—	—	—	—
Total Non-Pass	76,048	469	14,859	42,286	301	133,963
Total	$1,150,906	$220,736	$1,224,465	$1,479,000	$608,643	$4,683,750
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
Total gross charge-offs for the years ended December 31, 2016 and 2015 were $26.3 million and $18.9 million, respectively.

Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of December 31, 2016. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of December 31. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	2016
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated Loans
Commercial, financial, agricultural and other	$2,380	$171	$75	$17,928	$20,554	$1,110,594	$1,131,148
Real estate construction	183	—	—	—	183	217,657	217,840
Residential real estate	4,133	1,089	995	5,792	12,009	1,153,842	1,165,851
Commercial real estate	265	327	57	3,443	4,092	1,712,951	1,717,043
Loans to individuals	1,640	776	970	273	3,659	542,930	546,589
Total	$8,601	$2,363	$2,097	$27,436	$40,497	$4,737,974	$4,778,471

Acquired Loans
Commercial, financial, agricultural and other	$486	$—	$—	$—	$486	$7,913	$8,399
Real estate construction	—	—	—	—	—	1,781	1,781
Residential real estate	148	39	34	422	643	62,698	63,341
Commercial real estate	—	—	—	162	162	25,005	25,167
Loans to individuals	1	7	—	3	11	2,177	2,188
Total	$635	$46	$34	$587	$1,302	$99,574	$100,876

	2015
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$364	$49	$129	$23,653	$24,195	$1,126,711	$1,150,906
Real estate construction	280	—	—	28	308	220,428	220,736
Residential real estate	4,175	1,055	1,315	6,500	13,045	1,211,420	1,224,465
Commercial real estate	781	—	65	6,223	7,069	1,471,931	1,479,000
Loans to individuals	2,998	774	946	301	5,019	603,624	608,643
Total	$8,598	$1,878	$2,455	$36,705	$49,636	$4,634,114	$4,683,750
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
There were no impaired loans held for sale at December 31, 2016 and December 31, 2015 and no gains were recognized on sales of impaired loans during the year ended December 31, 2016. Sales of impaired loans during the year ended December 31, 2015 resulted in gains of $0.4 million.
Significant nonaccrual loans as of December 31, 2016, included the following:

•
A $7.6 million relationship of commercial industrial loans to a steel and aluminum servicing company. These loans were originated in 2011 and were placed in nonaccrual status during the first quarter of 2016. During the year ended December 31, 2016, charge-offs of $4.2 million related to this relationship were recorded. The collateral valuation completed in the fourth quarter of 2016 incorporated certain estimates obtained in the first quarter of 2016.

•
A $3.3 million relationship of commercial industrial loans to a local energy company. These loans were originated from 2008 to 2011 and were placed in nonaccrual status during the third quarter of 2013. Two of these loans were modified resulting in TDR classification: one loan totaling $1.0 million was modified in 2012, and the other loan totaling $2.3 million was modified in 2014. During the year ended December 31, 2016, chargeoffs of $1.3 million related to this relationship were recorded. A gas reserve study was obtained in March 2016 and was internally updated in December 2016 for adjustments to the pricing forecast and production estimates. All other collateral was valued in December 2016.

•
A $3.1 million relationship of commercial industrial loans to a gear manufacturer. These loans were originated in 2013 and were placed in nonaccrual status during the third quarter of 2015. Charge-offs of $0.5 million related to this relationship were recognized during the year ended December 31, 2016. A valuation of the collateral was completed during the fourth quarter of 2016.

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of December 31, 2016 and 2015. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired for the years ended December 31, 2016, 2015 and 2014. Average balances are calculated based on month-end balances of the loans for the period reported and are included in the table below based on its period end allowance position.

	2016
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
Originated Loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$9,549	$15,369		$23,146	$576
Real estate construction	—	—		4	44
Residential real estate	10,873	13,004		10,957	312
Commercial real estate	5,765	6,905		6,718	170
Loans to individuals	382	507		409	15
Subtotal	26,569	35,785		41,234	1,117
With an allowance recorded:
Commercial, financial, agricultural and other	13,423	19,226	$2,530	13,885	99
Real estate construction	—	—	—	—	—
Residential real estate	424	475	164	241	4
Commercial real estate	810	810	434	555	25
Loans to individuals	—	—	—	—	—
Subtotal	14,657	20,511	3,128	14,681	128
Total	$41,226	$56,296	$3,128	$55,915	$1,245
Acquired Loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$—	$—		$—	$—
Real estate construction	—	—		—	—
Residential real estate	406	480		406	—
Commercial real estate	162	162		162	—
Loans to individuals	3	3		3	—
Subtotal	571	645		571	—
With an allowance recorded:
Commercial, financial, agricultural and other	—	—	$—	—	—
Real estate construction	—	—	—	—	—
Residential real estate	16	16	16	16	—
Commercial real estate	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Subtotal	16	16	16	16	—
Total	$587	$661	$16	$587	$—

	2015
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest Income Recognized

With no related allowance recorded:
Commercial, financial, agricultural and other	$11,344	$15,673		$17,692	$216
Real estate construction	28	117		95	—
Residential real estate	9,952	11,819		10,635	172
Commercial real estate	7,562	9,449		7,890	90
Loans to individuals	421	507		338	4
Subtotal	29,307	37,565		36,650	482
With an allowance recorded:
Commercial, financial, agricultural and other	20,132	22,590	$6,952	7,731	129
Real estate construction	—	—	—	—	—
Residential real estate	461	672	51	403	—
Commercial real estate	944	1,008	42	674	4
Loans to individuals	—	—	—	—	—
Subtotal	21,537	24,270	7,045	8,808	133
Total	$50,844	$61,835	$7,045	$45,458	$615

	2014
	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$11,536	$133
Real estate construction	1,190	19
Residential real estate	11,592	210
Commercial real estate	8,830	98
Loans to individuals	308	4
Subtotal	33,456	464
With an allowance recorded:
Commercial, financial, agricultural and other	15,797	143
Real estate construction	—	—
Residential real estate	357	14
Commercial real estate	184	4
Loans to individuals	—	—
Subtotal	16,338	161
Total	$49,794	$625
Unfunded commitments related to nonperforming loans were $1.8 million and $0.1 million at December 31, 2016 and 2015, respectively. After consideration of available collateral related to these commitments, a reserve of $12 thousand and $13 thousand was established for these off balance sheet exposures at December 31, 2016 and 2015, respectively.
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

The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans as of December 31:

	2016	2015	2014
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$13,790	$14,139	$12,584
Nonaccrual status	11,569	12,360	16,952
Total	$25,359	$26,499	$29,536
Commitments
Unused lines of credit	358	3,252	4,120
The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings during the years ending December 31:

	2016
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	5	$23	$6,318	$3,854	$10,195	$6,210	$317
Residential real estate	39	107	214	2,619	2,940	2,698	124
Commercial real estate	8	1,368	—	25	1,393	1,271	59
Loans to individuals	13	23	82	25	130	96	—
Total	65	$1,521	$6,614	$6,523	$14,658	$10,275	$500

	2015
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	12	$1,751	$3,195	$4,527	$9,473	$8,823	$1,330
Residential real estate	32	—	296	1,414	1,710	1,575	2
Commercial real estate	1	—	—	464	464	389	—
Loans to individuals	16	3	167	35	205	169	—
Total	61	$1,754	$3,658	$6,440	$11,852	$10,956	$1,332

	2014
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	9	$5,487	$—	$14,529	$20,016	$13,785	$4,665
Residential real estate	52	—	629	1,797	2,426	2,062	—
Commercial real estate	1	—	—	8	8	6	—
Loans to individuals	15	—	103	47	150	114	—
Total	77	$5,487	$732	$16,381	$22,600	$15,967	$4,665
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this footnote. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the years ended December 31, 2016, 2015 and 2014, $6.6 million, $3.7 million and $0.6 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to restructured loans that were considered to be in default during the year ending December 31:

	2016		2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	4	$313	3	$97	2	$7
Commercial real estate	—	—	—	—	1	6
Total	4	$313	3	$97	3	$13

The following tables provide detail related to the allowance for credit losses for the years ended December 31.

	2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance on Originated Loans	$31,035	$887	$2,606	$11,924	$4,360	$50,812
Charge-offs	(19,603)	—	(1,189)	(570)	(4,943)	(26,305)
Recoveries	4,164	562	481	1,522	469	7,198
Provision (credit)	20,378	(872)	594	(6,257)	4,618	18,461
Ending Balance on Originated Loans	35,974	577	2,492	6,619	4,504	50,166
Ending Balance on Acquired Loans (1)	—	—	19	—	—	19
Total Ending Balance	$35,974	$577	$2,511	$6,619	$4,504	$50,185
Ending balance: individually evaluated for impairment	$2,530	$—	$180	$434	$—	$3,144
Ending balance: collectively evaluated for impairment	33,444	577	2,331	6,185	4,504	47,041
Loans:
Ending balance	1,139,547	219,621	1,229,192	1,742,210	548,777	4,879,347
Ending balance: individually evaluated for impairment	22,325	—	5,875	5,468	—	33,668
Ending balance: collectively evaluated for impairment	1,117,222	219,621	1,223,317	1,736,742	548,777	4,845,679
(1) Amount reflects provision expense and ending allowance balance for loans acquired in 2016 as part of the purchase of FirstMerit branches.

	2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$29,627	$2,063	$3,664	$11,881	$4,816	$52,051
Charge-offs	(11,429)	(8)	(1,539)	(1,538)	(4,354)	(18,868)
Recoveries	1,097	84	587	229	684	2,681
Provision (credit)	11,740	(1,252)	(106)	1,352	3,214	14,948
Ending Balance	$31,035	$887	$2,606	$11,924	$4,360	$50,812
Ending balance: individually evaluated for impairment	$6,952	$—	$51	$42	$—	$7,045
Ending balance: collectively evaluated for impairment	24,083	887	2,555	11,882	4,360	43,767
Loans:
Ending balance	1,150,906	220,736	1,224,465	1,479,000	608,643	4,683,750
Ending balance: individually evaluated for impairment	30,767	—	6,099	7,143	—	44,009
Ending balance: collectively evaluated for impairment	1,120,139	220,736	1,218,366	1,471,857	608,643	4,639,741

	2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$22,663	$6,600	$7,727	$11,778	$5,457	$54,225
Charge-offs	(8,911)	(296)	(3,153)	(1,148)	(3,964)	(17,472)
Recoveries	734	1,340	650	612	766	4,102
Provision (credit)	15,141	(5,581)	(1,560)	639	2,557	11,196
Ending Balance	$29,627	$2,063	$3,664	$11,881	$4,816	$52,051
Ending balance: individually evaluated for impairment	$9,304	$—	$56	$101	$—	$9,461
Ending balance: collectively evaluated for impairment	20,323	2,063	3,608	11,780	4,816	42,590
Loans:
Ending balance	1,052,109	120,785	1,226,344	1,405,256	652,814	4,457,308
Ending balance: individually evaluated for impairment	33,332	193	7,127	7,790	—	48,442
Ending balance: collectively evaluated for impairment	1,018,777	120,592	1,219,217	1,397,466	652,814	4,408,866

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
As of December 31, 2016 and 2015, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 7, “Derivatives,” for a description of interest rate derivatives entered into by First Commonwealth.
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
The following table identifies the notional amount of those instruments at December 31:

	2016	2015
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,733,820	$1,643,187
Financial standby letters of credit	18,108	17,843
Performance standby letters of credit	26,630	26,497
Commercial letters of credit	1,301	1,672
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Commonwealth evaluates each customer’s creditworthiness on a case-by-

case basis. The amount of collateral obtained, if deemed necessary by First Commonwealth upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral that is held varies but may include accounts receivable, inventory, property, plant and equipment, and residential and income-producing commercial properties.
The notional amounts outstanding at December 31, 2016 include amounts issued in 2016 of $0.4 million in financial standby letters of credit and $3.0 million in performance standby letters of credit. There were $0.2 million commercial letters of credit issued during 2016. A liability of $0.2 million has been recorded as of December 31, 2016 and 2015, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $4.1 million and $4.4 million as of December 31, 2016 and 2015, respectively. This liability is reflected in “Other liabilities” in the Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.

Note 12—Premises and Equipment
Premises and equipment are described as follows:

	Estimated Useful Life	2016	2015
	(dollars in thousands)
Land	Indefinite	$13,679	$12,185
Buildings and improvements	10-50 years	80,364	77,086
Leasehold improvements	5-40 years	15,871	14,518
Furniture and equipment	3-7 years	61,324	59,463
Software	3-7 years	36,077	34,472
Subtotal		207,315	197,724
Less accumulated depreciation and amortization		139,781	134,270
Total premises and equipment		$67,534	$63,454
Depreciation related to premises and equipment included in noninterest expense for the years ended December 31, 2016, 2015 and 2014 amounted to $7.5 million, $7.2 million and $13.2 million, respectively.
First Commonwealth leases various premises and assorted equipment under non-cancellable agreements. Total future minimal rental commitments at December 31, 2016, were as follows:

	Premises	Equipment
	(dollars in thousands)
2017	$3,844	$10
2018	3,559	—
2019	3,137	—
2020	2,556	—
2021	2,265	—
Thereafter	9,693	—
Total	$25,054	$10
Included in the lease commitments above is $202 thousand in lease payments to be paid under a sale-leaseback arrangement. The sale-leaseback transaction occurred in 2005 and resulted in a gain of $297 thousand on the sale of a branch that is being recognized over the 15 year lease term through 2020.
Increases in utilities and taxes that may be passed on to the lessee under the terms of various lease agreements are not reflected in the above table. However, certain lease agreements provide for increases in rental payments based upon historical increases in the consumer price index or the lessor’s cost of operating the facility, and are included in the minimum lease commitments. Additionally, the table above includes rent expense that is recognized for rent holidays and during construction periods. Total lease expense amounted to $3.7 million in 2016 and $2.9 million in 2015 and 2014.

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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of December 31, 2016 and 2015 was $186.5 million and $164.5 million, respectively. The $22.0 million increase in goodwill during the year ended December 31, 2016 is a result of the acquisition of thirteen First Merit branches. No impairment charges on goodwill or other intangible assets were incurred in 2016, 2015 or 2014.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
An assessment of qualitative factors was completed as of November 30, 2016 and December 31, 2016 and indicated that it is more likely than not that the fair value of First Commonwealth's goodwill exceeds its carrying amount; therefore, the two step goodwill impairment test was not considered necessary. The assessment of qualitative factors considered historical and projected financial performance, macroeconomic factors such as the Company's access to capital, the general business climate and changes in the banking industry as well as market considerations such as geographic expansion, new product offerings and the regulatory environment.
As of December 31, 2016, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
FASB ASC Topic 350, “Intangibles—Other,” also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2016
Customer deposit intangibles	$30,471	$(18,998)	$11,473
Customer list intangible	$984	$(444)	$540
Total other intangible assets	$31,455	$(19,442)	$12,013

December 31, 2015
Customer deposit intangibles	$19,142	$(18,619)	$523
Customer list intangible	$984	$(276)	$708
Total other intangible assets	$20,126	$(18,895)	$1,231
Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. The core deposits have a remaining amortization period of 9.9 years and a weighted average amortization period of approximately 10.0 years. In the table above, the change in the gross customer deposit intangible from December 31, 2015 to December 31, 2016 is due to the acquisition of thirteen branches from FirstMerit Bank, NA, resulting in $11.3 million in core deposit intangibles. The customer list intangible represents the estimated value of the customer base for an insurance agency acquired in 2014. These amounts are amortized over their expected lives using expected cash flows based on retention of the customer base. The customer list intangible has a remaining amortization period and a weighted average amortization period of 12.8 years. First Commonwealth recognized amortization expense on other intangible assets of $0.5 million, $0.6 million, and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following presents the estimated amortization expense of core deposit intangibles and the customer intangible list:

	Core Deposit Intangibles	Customer List Intangible	Total
	(dollars in thousands)
2017	$2,133	$129	$2,262
2018	1,923	99	2,022
2019	1,709	77	1,786
2020	1,443	59	1,502
2021	1,234	45	1,279
Thereafter	3,031	131	3,162
Total	$11,473	$540	$12,013

Note 14—Interest-Bearing Deposits
Components of interest-bearing deposits at December 31 were as follows:

	2016	2015
	(dollars in thousands)
Interest-bearing demand deposits	$114,043	$86,365
Savings deposits	2,972,747	2,390,607
Time deposits	591,832	602,233
Total interest-bearing deposits	$3,678,622	$3,079,205
Interest-bearing deposits at December 31, 2016 and 2015, include allocations from interest-bearing demand deposit accounts of $779.2 million and $580.8 million, respectively, into savings which includes money market accounts. These reallocations are based on a formula and have been made to reduce First Commonwealth’s reserve requirement in compliance with regulatory guidelines.
Included in time deposits at December 31, 2016 and 2015, were certificates of deposit in denominations of $100 thousand or more of $145.4 million and $157.7 million, respectively.
Interest expense related to certificates of deposit in denominations of $100 thousand or greater amounted to $1.2 million in 2016, $1.8 million in 2015 and $3.7 million in 2014.
Included in time deposits at December 31, 2016, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2017	$319,298
2018	133,754
2019	66,121
2020	33,859
2021 and thereafter	38,800
Total	$591,832

Note 15—Short-term Borrowings
Short-term borrowings at December 31 were as follows:

	2016			2015			2014
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
	(dollars in thousands)
Federal funds purchased	$—	$6,887	0.60%	$4,000	$14,832	0.36%	$9,000	$11,691	0.36%
Borrowings from FHLB	748,000	1,265,932	0.61	1,400,000	1,117,522	0.42	945,000	644,651	0.31
Securities sold under agreements to repurchase	119,943	114,918	0.23	106,825	120,177	0.23	151,876	159,051	0.24
Total	$867,943	$1,387,737	0.58	$1,510,825	$1,252,531	0.40	$1,105,876	$815,393	0.30
Maximum total at any month-end	$1,530,678			$1,510,825			$1,105,876
Weighted average rate at year-end			0.63%			0.53%			0.30%
Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2016	2015	2014
	(dollars in thousands)
Federal funds purchased	$41	$54	$42
Borrowings from FHLB	7,765	4,684	2,019
Securities sold under agreements to repurchase	270	280	388
Total interest on short-term borrowings	$8,076	$5,018	$2,449

Note 16—Subordinated Debentures
Subordinated Debentures outstanding at December 31 are as follows:

		2016		2015
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Capital Trust II	2034	$30,929	LIBOR + 2.85	$30,929	LIBOR + 2.85
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85	41,238	LIBOR + 2.85
Total		$72,167		$72,167
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

Note 17—Other Long-term Debt
Other long-term debt at December 31 follows:

	2016		2015
	Amount	Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate
	(dollars in thousands)
Borrowings from FHLB due:
2016			$563	3.82%
2017	$586	3.83%	585	3.83
2018	609	3.83	607	3.83
2019	633	3.84	631	3.83
2020	658	3.84	659	3.84
2021	684	3.84
Thereafter	5,579	3.81	6,269	3.81
Total	$8,749		$9,314
The weighted average contractual rate reflects the rate due to creditors. There are no purchase accounting adjustments related to long-term debt in 2016 or 2015. Therefore, the weighted average effective rate of long-term debt is equal to the weighted average contractual rate of long-term debt.
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2016 and 2015, we have not realized any losses due to a counterparty's inability to pay any net uncollateralized position.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)

Pooled Trust Preferred Securities	$33,292		Discounted Cash Flow	Probability of default	0.00% - 100% (10.67%)
				Prepayment rates	0.00% - 72.66% (4.15%)
				Discount rates	5.25% - 12.00% (a)
Equities	1,670		Par Value	N/A	N/A
Impaired Loans	2,281	(b)	Gas Reserve study	Discount rate	10.00%
				Gas per MCF	$1.63 - $3.38 (c)
				Oil per BBL/d	$40.97 - $56.16 (c)
	9,303	(b)	Discounted Cash Flow	Discount Rate	1.90% - 4.68%
Limited Partnership Investments	930		Par Value	N/A	N/A

(a)	incorporates spread over the risk free rate related primarily to credit quality and illiquidity of securities.

(b)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(c)	unobservable inputs are defined as follows: MCF—million cubic feet; BBL/d—barrels per day.
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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at December 31:

	2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$16,617	$—	$16,617
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	676,853	—	676,853
Mortgage-Backed Securities—Commercial	—	1	—	1
Other Government-Sponsored Enterprises	—	16,631	—	16,631
Obligations of States and Political Subdivisions	—	27,229	—	27,229
Corporate Securities	—	6,319	—	6,319
Pooled Trust Preferred Collateralized Debt Obligations	—	—	33,292	33,292
Total Debt Securities	—	743,650	33,292	776,942
Equities	—	—	1,670	1,670
Total Securities Available for Sale	—	743,650	34,962	778,612
Other Investments	—	36,498	—	36,498
Loans Held for Sale	—	7,052	—	7,052
Other Assets (a)	—	6,089	930	7,019
Total Assets	$—	$793,289	$35,892	$829,181
Other Liabilities (a)	$—	$5,972	$—	$5,972
Total Liabilities	$—	$5,972	$—	$5,972

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

	2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$22,092	$—	$22,092
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	777,577	—	777,577
Mortgage-Backed Securities—Commercial	—	28	—	28
Other Government-Sponsored Enterprises	—	19,118	—	19,118
Obligations of States and Political Subdivisions	—	27,598	—	27,598
Corporate Securities	—	2,319	—	2,319
Pooled Trust Preferred Collateralized Debt Obligations	—	—	35,658	35,658
Total Debt Securities	—	848,732	35,658	884,390
Equities	—	—	2,170	2,170
Total Securities Available for Sale	—	848,732	37,828	886,560
Other Investments	—	62,952	—	62,952
Loans Held for Sale	—	5,763	—	5,763
Other Assets (a)	—	11,273	—	11,273
Total Assets	$—	$928,720	$37,828	$966,548
Other Liabilities (a)	$—	$10,829	$—	$10,829
Total Liabilities	$—	$10,829	$—	$10,829

(a)	Non-hedging interest rate derivatives

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2016:

	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of year	$35,658	$2,170	$—	$37,828
Total gains or losses
Included in earnings	589	—	—	589
Included in other comprehensive income	850	—	—	850
Purchases, issuances, sales, and settlements
Purchases	—	36	394	430
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(3,805)	—	—	(3,805)
Transfers from Level 3	—	(536)	—	(536)
Transfers into Level 3	—	—	536	536
Balance, end of year	$33,292	$1,670	$930	$35,892
There are no gains or losses included in earnings for the period that are attributable to the change in realized gains (losses) relating to assets held at December 31, 2016.
During the year ended December 31, 2016, $0.5 million in investments in limited partnerships were moved from other equity securities to other assets constituting the transfers into and out of Level 3. There were no transfers between fair value Levels 1 and 2.
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
During 2015, there were no transfers between fair value Levels 1, 2 or 3.

The tables below present the balances of assets measured at fair value on a nonrecurring basis at December 31 and total gains and losses realized on these assets during the year ended December 31:

	2016
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Impaired loans	$—	$18,679	$19,990	$38,669	$(9,032)
Other real estate owned	—	7,566	—	7,566	(703)
Total Assets	$—	$26,245	$19,990	$46,235	$(9,735)

	2015
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Impaired loans	$—	$30,979	$12,820	$43,799	$(9,098)
Other real estate owned	—	10,039	8	10,047	(1,693)
Total Assets	$—	$41,018	$12,828	$53,846	$(10,791)
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
The fair value for other real estate owned, determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a current carrying value of $6.8 million as of December 31, 2016 and consisted primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated costs to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to this measurement is provided in Note 13 “Goodwill and Other Amortizing Intangible Assets.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during 2016.
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
Securities: Fair values for available for sale and held to maturity securities are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Pooled trust preferred collateralized debt obligation values are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer or broker traded transactions. These valuations incorporate certain assumptions and projections in determining the fair value assigned to each instrument. The carrying value of other investments, which includes FHLB stock, is considered a reasonable estimate of fair value.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees,” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.2 million at both December 31, 2016 and 2015. See Note 11, “Commitments and Letters of Credit,” for additional information.
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

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31:

	2016
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$91,033	$91,033	$91,033	$—	$—
Interest-bearing deposits	24,644	24,644	24,644	—	—
Securities available for sale	778,612	778,612	—	743,650	34,962
Securities held to maturity	372,513	368,618	—	368,618	—
Other investments	36,498	36,498	—	36,498	—
Loans held for sale	7,052	7,052	—	7,052	—
Loans	4,879,347	4,878,254	—	18,679	4,859,575
Financial liabilities
Deposits	4,947,408	4,949,714	—	4,949,714	—
Short-term borrowings	867,943	867,667	—	867,667	—
Long-term debt	8,749	9,169	—	9,169	—
Subordinated debt	72,167	65,656	—	—	65,656

	2015
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$66,644	$66,644	$66,644	$—	$—
Interest-bearing deposits	2,808	2,808	2,808	—	—
Securities available for sale	886,560	886,560	—	848,732	37,828
Securities held to maturity	384,324	382,341	—	382,341	—
Other investments	62,952	62,952	—	62,952	—
Loans held for sale	5,763	5,763	—	5,763	—
Loans	4,683,750	4,690,852	—	30,979	4,659,873
Financial liabilities
Deposits	4,195,894	4,198,817	—	4,198,817	—
Short-term borrowings	1,510,825	1,510,718	—	1,510,718	—
Long-term debt	9,314	9,834	—	9,834	—
Subordinated debt	72,167	62,794	—	—	62,794

Note 19—Income Taxes
The income tax provision for the years ended December 31 is as follows:

	2016	2015	2014
	(dollars in thousands)
Current tax provision
Federal	$19,879	$8,610	$12,661
State	154	68	157
Total current tax provision	20,033	8,678	12,818
Deferred tax provision (benefit):
Federal	5,846	12,158	4,862
State	(240)	—	—
Total deferred tax provision	5,606	12,158	4,862
Total tax provision	$25,639	$20,836	$17,680
The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2016		2015		2014
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(dollars in thousands)
Tax at statutory rate	$29,830	35%	$24,843	35%	$21,747	35%
Increase (decrease) resulting from:
Income from bank owned life insurance	(1,883)	(2)	(1,894)	(3)	(1,926)	(3)
Tax-exempt interest income, net	(2,434)	(3)	(2,232)	(3)	(2,133)	(4)
Tax credits	—	—	(61)	—	(134)	—
Other	126	—	180	—	126	—
Total tax provision	$25,639	30%	$20,836	29%	$17,680	28%

The total tax provision for financial reporting differs from the amount computed by applying the statutory federal income tax rate to income before taxes. First Commonwealth ordinarily generates an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits. The consistent level of tax benefits that reduce First Commonwealth’s tax rate below the 35% statutory rate produced an annual effective tax rate of 30%, 29% and 28% for the years ended December 31, 2016, 2015 and 2014, respectively.

The tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that represent significant portions of the deferred tax assets and liabilities at December 31 are presented below:

	2016	2015
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$17,616	$17,784
Postretirement benefits other than pensions	611	641
Alternative minimum tax credit carryforward	—	5,065
Litigation reserve	106	—
Unrealized loss on securities available for sale	3,905	1,291
Writedown of other real estate owned	1,266	1,087
Deferred compensation	1,966	2,113
Accrued interest on nonaccrual loans	1,701	1,452
Other-than-temporary impairment of securities	88	89
Depreciation of assets	—	879
Accrued incentives	2,627	1,629
Unfunded loan commitment allowance	1,452	1,557
Accrued severance	102	808
Basis difference in assets acquired	296	417
Loan origination fees and costs	290	141
Deferred rent	1,285	1,258
Other	1,084	1,105
Total deferred tax assets	34,395	37,316
Deferred tax liabilities:
Income from unconsolidated subsidiary	(623)	(619)
Depreciation of assets	(28)	—
Other	(429)	(337)
Total deferred tax liabilities	(1,080)	(956)
Net deferred tax asset	$33,315	$36,360

Management assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on on our evaluation, of December 31, 2016, management has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through a carry-back to taxable income in prior years, future reversals of existing temporary differences, and through future taxable income.

In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes," the Company has no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2016. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company records interest and penalties on unrecognized tax benefits as a component of noninterest expense.

First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service ("IRS") as well as all states in which we conduct business. During 2015, the IRS completed an examination of our 2013 federal tax return. The examination was closed with no adjustments. Generally, tax years prior to the year ended December 31, 2013 are no longer open to examination by federal and state taxing authorities.

Note 20—Retirement Plans
First Commonwealth has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Effective January 1, 2013, a participating employee can receive a maximum matching contribution of 6% of their compensation. In addition, each participating employee may contribute up to 80% of their eligible compensation to the plan. The 401(k) plan expense was $2.5 million in 2016, $2.7 million in 2015, and $2.6 million in 2014.

First Commonwealth maintains a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to provide deferred compensation for those employees whose total annual or annualized Plan compensation for a calendar year is at least $110,000. The NQDC Plan provides participants whose maximum retirement contribution is limited by IRS rules to defer additional compensation.
Participants in the NQDC Plan are eligible to defer (on a pre-tax basis) from 1% to 25% of their eligible Plan compensation. There was no NQDC Plan expense in 2016, 2015 and 2014.
Select employees from former acquisitions were covered by postretirement benefit plans which provide medical and life insurance coverage. The measurement date for these plans was December 31.
Postretirement Benefits Other than Pensions from Prior Acquisitions
Net periodic benefit cost of these plans for the years ended December 31, was as follows:

	2016	2015	2014
	(dollars in thousands)
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	67	62	62
Amortization of transition obligation	—	—	—
Gain amortization	(7)	(4)	(29)
Net periodic benefit cost	$60	$58	$33
The following table sets forth the change in the benefit obligation and plan assets as of December 31:

	2016	2015
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,815	$1,822
Service cost	—	—
Interest cost	67	62
Amendments	—	—
Actuarial loss (gain)	(337)	98
Net benefits paid	(151)	(167)
Benefit obligation at end of year	1,394	1,815
Change in Plan Assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	151	167
Net benefits paid	(151)	(167)
Fair value of plan assets at end of year	—	—
Funded Status at End of Year	1,394	1,815
Unrecognized transition obligation	—	—
Unrecognized net gain	345	15
Amounts recognized in retained earnings	$1,739	$1,830
As of December 31, the funded status of the plan is:

	2016	2015
	(dollars in thousands)
Amounts Recognized in the Statement of Financial Condition as Other liabilities	$1,394	$1,815

The following table sets forth the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs as of December 31:

	2016	2015	2014
	(dollars in thousands)
Amounts recognized in accumulated other comprehensive income, net of tax:
Net (gain) loss	$(225)	$(10)	$(76)
Transition obligation	—	—	—
Total	$(225)	$(10)	$(76)
Weighted-average assumptions used to determine the benefit obligation as of December 31 are as follows:

	2016	2015	2014
Weighted-average Assumptions
Discount rate	3.74%	3.88%	3.61%
Health care cost trend: Initial	6.00%	6.25%	6.50%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2022	2022	2022
Weighted-average assumptions used to determine the net benefit costs as of December 31 are as follows:

	2016	2015	2014
Weighted Average Assumptions for Net Periodic Cost
Discount rate	3.88%	3.61%	4.01%
Health care cost trend: Initial	6.25%	6.50%	6.75%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2022	2022	2022
Corridor	10.00%	10.00%	10.00%
Recognition period for gains and losses	11.0	11.0	10.0
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
The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(dollars in thousands)
Effect on postretirement benefit obligation	$44	$(40)
Effect on total of service and interest cost components	3	(3)

As of December 31, 2016, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payments
(dollars in thousands)
2017	$174
2018	162
2019	137
2020	130
2021	123
2022 - 2026	500
The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2017 are as follows (dollars in thousands):

Postretirement Benefits
(dollars in thousands)
Net gain	$21
Transition obligation	—
Total	$21

Note 21—Incentive Compensation Plan
On January 20, 2009, the Board of Directors of the Company adopted, with shareholder approval, the First Commonwealth Financial Corporation Incentive Compensation Plan. This plan allows for shares of common stock to be issued to employees, directors, and consultants of the Company and its subsidiaries as an incentive to aid in the financial success of the Company. The shares can be issued as options, stock appreciation rights, performance share or unit awards, dividend or dividend equivalent rights, stock awards, restricted stock awards, or other annual incentive awards. Up to 5,000,000 shares of stock can be awarded under this plan, of which 3,673,796 shares were still eligible for awards as of December 31, 2016.

Restricted Stock
The following provides detail on the restricted stock awards which were issued and outstanding in 2016, 2015 and 2014 in order to retain and attract key employees. The grant date fair value of the restricted stock awards is equal to the price of First Commonwealth’s common stock on grant date.

Grant Date	Shares issued	Grant Price	Vesting Date	Number of Equal Vesting Periods

December 19, 2016	15,000	$13.96	December 19, 2019	3
September 30, 2016	10,000	10.09	September 30, 2019	1
September 19, 2016	33,000	10.02	September 19, 2019	3
June 7, 2016	10,000	9.34	June 7, 2019	1
March 1, 2016	10,000	8.84	March 1, 2019	1
March 1, 2016	5,000	8.84	March 1, 2019	1
March 1, 2016	20,000	8.84	March 1, 2019	1
February 18, 2016	18,348	8.43	December 31, 2016	1
June 26, 2015	1,000	9.84	June 26, 2018	1
February 20, 2015	10,000	8.45	February 20, 2018	1
February 20, 2015	34,200	8.45	December 31, 2015	1
February 5, 2015	50,000	8.55	February 5, 2018	1
January 29, 2015	20,170	7.93	December 31, 2015	1
January 15, 2015	20,000	8.38	January 15, 2017	1
November 17, 2014	3,500	9.26	November 17, 2017	1
April 8, 2014	27,500	8.89	April 8, 2017	3
March 24, 2014	46,000	9.18	March 24, 2017	1
March 4, 2014	5,000	8.75	March 4, 2017	1
January 1, 2014	12,626	8.82	December 31, 2014	1
August 16, 2013	3,000	7.57	August 16, 2016	1
May 31, 2013	45,000	7.21	May 31, 2016	3
March 1, 2013	10,000	7.35	March 1, 2016	1
February 24, 2012	34,000	5.96	December 31, 2014	1
February 24, 2012	90,000	5.96	February 24, 2015	1
January 1, 2012	100,000	5.26	January 1, 2016	4
November 21, 2011	10,000	4.41	November 21, 2014	1
April 1, 2011	25,000	6.82	April 1, 2016	1
Compensation expense related to restricted stock was $3.2 million, $1.4 million and $1.0 million in 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $3.8 million of unrecognized compensation cost related to unvested restricted stock awards granted.
A summary of the status of First Commonwealth’s unvested service-based restricted stock awards as of December 31 and changes for the years ended on those dates is presented below:

	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of the year	231,834	$8.01	265,000	$7.08	271,000	$6.07
Granted	121,348	9.88	135,370	8.41	94,626	9.03
Vested	(105,514)	7.04	(168,536)	6.87	(98,487)	6.18
Forfeited	—	—	—	—	(2,139)	5.96
Outstanding, end of the year	247,668	9.34	231,834	8.01	265,000	7.08

The following provides detail on restricted stock awards estimated to be granted on a performance award basis during 2016, 2015 and 2014. These plans were previously approved by the Board of Directors.

Grant Date	Target Share Award	Performance Period (years)	Award if threshold met	Award if targets are met	Award if superior met	Award if threshold not achieved	Vesting After Performance Period (years)	Final vesting
January 17, 2011	54,166	3	40%	100%	200%	—%	1	January 17, 2014
February 24, 2012	68,000	3	40%	100%	200%	—%	1	December 31, 2015
January 28, 2013	128,611	3	40%	100%	200%	—%	1	December 31, 2016
January 27, 2014	125,000	3	40%	100%	200%	—%	0	December 31, 2016
January 26, 2015	125,000	3	40%	100%	200%	—%	0	December 31, 2017
December 30, 2015	60,000	5					0	December 31, 2020
February 18, 2016	160,650	3	40%	100%	200%	—%	0	December 31, 2018
The following table summarizes the estimated unvested target share awards for the Plans as of December 31:

	2016	2015	2014
Outstanding, beginning of the year	320,705	284,000	250,777
Granted	176,936	185,000	126,389
Issued	(18,348)	(34,200)	(12,626)
Forfeited	(52,697)	(114,095)	(80,540)
Outstanding, end of the year	426,596	320,705	284,000
The estimated unvested target awards for the Plans have an estimated fair value of $14.18 per share for each year based on the closing price of Company stock as of December 31, 2016.

Note 22—Contingent Liabilities
Legal proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2016, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against
First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $7 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
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

Note 23—Related Party Transactions
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
The following is an analysis of loans to related parties (dollars in thousands):

December 31, 2015	$1,139
Advances	800
Repayments	(775)
December 31, 2016	$1,164

Note 24—Regulatory Restrictions and Capital Adequacy
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
First Commonwealth maintains capital to absorb unexpected losses. In order to provide assurance that our capital levels are adequate for our risk exposure we test our capital position under several stress scenarios on an annual basis. This analysis is subject to Board of Director review and approval. Our most recent capital stress test was completed in September 2016.
Effective January 1, 2015, the Company became subject to new regulatory risk-based capital rules adopted by the federal banking agencies implementing Basel III. The most significant changes include higher minimum capital requirements, as the minimum Tier I capital ratio increased from 4.0% to 6.0%, and a new common equity Tier I capital ratio was established with a minimum level of 4.5%. Additionally, the new rules improve the quality of capital by providing stricter eligibility criteria for regulatory capital instruments and provide for a phase-in, beginning January 1, 2016, of a capital conservation buffer of 2.5% of risk-weighted assets. This buffer provides a requirement to hold common equity Tier 1 capital above the minimum risk-based capital requirements, resulting in an effective common equity Tier I risk-weighted asset minimum ratio of 7% on a fully phased-in basis.
The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the exclusion of accumulated other comprehensive income from regulatory capital. The Company elected to retain this treatment, which reduces the volatility of regulatory capital levels.

As of December 31, 2016 and 2015, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well-capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2016
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$687,554	12.28%	$483,034	8.63%	$588,042	10.50%	$560,040	10.00%
First Commonwealth Bank	617,076	11.06	481,248	8.63	585,867	10.50	557,969	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$633,262	11.31%	$371,026	6.63%	$476,034	8.50%	$448,032	8.00%
First Commonwealth Bank	562,784	10.09	369,654	6.63	474,273	8.50	446,375	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$633,262	9.83%	$257,776	4.00%	$257,776	4.00%	$322,220	5.00%
First Commonwealth Bank	562,784	8.79	256,214	4.00	256,214	4.00	320,268	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$563,262	10.06%	$287,020	5.13%	$392,028	7.00%	$364,026	6.50%
First Commonwealth Bank	562,784	10.09	285,959	5.13	390,578	7.00	362,680	6.50

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2015
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$682,199	12.25%	$445,650	8.00%	$584,915	10.50%	$557,062	10.00%
First Commonwealth Bank	656,244	11.78	445,642	8.00	584,905	10.50	557,052	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$626,939	11.25%	$334,237	6.00%	$473,503	8.50%	$445,650	8.00%
First Commonwealth Bank	600,984	10.79	334,231	6.00	473,494	8.50	445,642	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$626,939	9.85%	$254,631	4.00%	$254,631	4.00%	$318,289	5.00%
First Commonwealth Bank	600,984	9.46	254,095	4.00	254,095	4.00	317,618	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$556,939	10.00%	$250,678	4.50%	$389,944	7.00%	$362,091	6.50%
First Commonwealth Bank	535,814	9.62	250,673	4.50	389,937	7.00	362,084	6.50

Note 25—Capital
On June 19, 2012 First Commonwealth announced a $50.0 million common stock repurchase program. On January 29, 2013, January 28, 2014, January 27, 2015 and on February 17, 2016, additional share repurchase programs were authorized for up to $25.0 million in shares of the Company’s common stock for each of the four repurchase programs. During 2016, the Company had purchased 45,612 shares at an average price of $8.46 per share under the program. The repurchase program was suspended in July 2016 as a result of the acquisition of thirteen branches in northern Ohio which management believes represents a better use of capital for shareholder. Repurchases under all programs resulted in a total of 16,665,735 shares repurchased at an average price of $7.55 per share.

Note 26—Acquisition
In October 2016, we entered into an agreement and plan of merger to acquire DCB Financial Corp and its banking subsidiary, The Delaware County Bank and Trust Company, with approximately $550 million in total assets, $477 million in total deposits, $388 million in total loans and nine full-service banking offices in the Columbus MSA. This merger is expected to be completed in the second quarter of 2017.
On December 2, 2016, the Company completed the acquisition of thirteen branches from FirstMerit Bank, NA receiving $476.6 million in cash. This acquisition further expands the Company's market into northern Ohio and included the purchase of $105.6 million in loans and $619.7 million in deposits.
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

The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the FirstMerit Bank, NA, acquisition (dollars in thousands):

Consideration Received
Cash received	$(476,555)
Total consideration received		$(476,555)

Fair Value of Assets Acquired
Cash and cash equivalents	2,914
Loans	102,097
Premises and other equipment	4,562
Core deposit intangible	11,330
Other assets	294
Total assets acquired	121,197

Fair Value of Liabilities Assumed
Deposits	619,729
Other Liabilities	70
Total liabilities assumed	619,799

Total Fair Value of Identifiable Net Assets		(498,602)

Goodwill		$22,047
The goodwill of $22.0 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with the branches acquired from FirstMerit Bank, NA. The goodwill for this transaction is expected to be deducted over a 15 year period for income tax purposes.
We acquired $105.6 million in total loans and recognized a net combined yield and credit market adjustment of $3.5 million.
Costs related to the acquisition totaled $3.2 million. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Consolidated Statements of Income.

The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the First Community acquisition (dollars in thousands):

Consideration Paid
Cash Paid to shareholders	$14,750
Total consideration paid		$14,750

Fair Value of Assets Acquired
Cash and cash equivalents	11,217
Investment Securities	25,980
FHLB Stock	832
Loans	61,173
Premises and other equipment	1,801
Core deposit intangible	172
Other real estate	816
Other assets	1,115
Total assets acquired	103,106

Fair Value of Liabilities Assumed
Deposits	90,311
Other Liabilities	1,115
Total liabilities assumed	91,426

Total Fair Value of Identifiable Net Assets		11,680

Goodwill		$3,070
We acquired $62.5 million in gross loans and recognized a net combined yield and credit market adjustment of $1.3 million.
Costs related to the acquisition totaled $0.9 million. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Consolidated Statements of Income.
The Company determined that both of these acquisitions constitute a business combination as defined in FASB ASC Topic 805, “Business Combinations.” Accordingly, as of the date of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” Acquired loans were recorded at fair value with no carryover of the related allowance for loan losses. Fair value is established by discounting the expected future cash flows with a market discount rate for like maturities and risk instruments. At the date of acquisition, none of the loans were accounted for under the guidance of ASC Topic 310-30, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

Note 27—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition	December 31,
	2016	2015
	(dollars in thousands)
Assets
Cash	$30,387	$10,003
Loans	19	22
Investment in subsidiaries	770,214	719,073
Investment in unconsolidated subsidiary trusts	2,185	2,182
Investment in jointly-owned company	9,042	8,978
Premises and equipment, net	3,793	3,780
Receivable from subsidiaries	33	441
Dividends receivable from subsidiaries	4,662	714
Other assets	2,453	47,631
Total assets	$822,788	$792,824
Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$692	$1,111
Subordinated debentures payable	72,167	72,167
Shareholders’ equity	749,929	719,546
Total liabilities and shareholders’ equity	$822,788	$792,824

Statements of Income	For the years ended December 31,
	2016	2015	2014
	(dollars in thousands)
Interest and dividends	$1	$1	$1
Dividends from subsidiaries	55,510	49,917	49,207
Interest expense	(2,635)	(2,357)	(2,335)
Other income	83	232	1,251
Operating expense	(4,700)	(4,989)	(6,766)
Income (loss) before taxes and equity in undistributed (loss) earnings of subsidiaries	48,259	42,804	41,358
Applicable income tax benefits	2,515	2,528	2,968
Income before equity in undistributed (loss) earnings of subsidiaries	50,774	45,332	44,326
Equity in undistributed earnings (loss) of subsidiaries	8,816	4,811	127
Net income	$59,590	$50,143	$44,453

	For the years ended December 31,
Statements of Cash Flow	2016	2015	2014
	(dollars in thousands)
Operating Activities
Net income	$59,590	$50,143	$44,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	355	493	2,150
Net gain (loss) on sales of assets	—	240	—
Decrease (increase) in prepaid income taxes	7,380	(6,993)	(487)
Undistributed equity in subsidiaries	(8,816)	(4,811)	(127)
Other net	7,759	10,753	13,077
Net cash provided by operating activities	66,268	49,825	59,066
Investing Activities
Net change in loans	3	2	3
Purchases of premises and equipment	—	54	(47)
Proceeds from sale of other assets	(332)	—	13
Proceeds from dissolution of subsidiary	27,017	—	—
Investment in subsidiaries	(47,017)	—	—
Net cash (used in) provided by investing activities	(20,329)	56	(31)
Financing Activities
Discount on dividend reinvestment plan purchases	—	—	(65)
Dividends paid	(24,907)	(25,089)	(26,174)
Proceeds from reissuance of treasury stock	216	192	192
Purchase of treasury stock	(864)	(25,383)	(30,956)
Net cash used in financing activities	(25,555)	(50,280)	(57,003)
Net increase (decrease) in cash	20,384	(399)	2,032
Cash at beginning of year	10,003	10,402	8,370
Cash at end of year	$30,387	$10,003	$10,402
Cash dividends declared per common share were $0.28 for 2016, 2015 and 2014.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of December 31, 2016, there are no amounts outstanding on this line and we are in compliance with all debt covenants related to the line of credit.

Quarterly Summary of Financial Data—Unaudited
The unaudited quarterly results of operations for the years ended December 31 are as follows:

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$55,932	$54,479	$53,850	$53,353
Interest expense	4,413	4,861	4,759	4,546
Net interest income	51,519	49,618	49,091	48,807
Provision for credit losses	(1,826)	3,408	10,372	6,526
Net interest income after provision for credit losses	53,345	46,210	38,719	42,281
Net securities gains	589	—	28	—
Other noninterest income	17,743	16,994	15,530	13,715
Other expenses	45,675	38,696	37,410	38,144
Income before income taxes	26,002	24,508	16,867	17,852
Income tax provision	8,088	7,312	4,860	5,379
Net Income	$17,914	$17,196	$12,007	$12,473
Basic Earnings Per Share	$0.20	$0.19	$0.14	$0.14
Diluted Earnings Per Share	0.20	0.19	0.14	0.14
Average shares outstanding	88,879,658	88,854,448	88,831,758	88,840,088
Average shares outstanding assuming dilution	88,887,387	88,858,204	88,838,614	88,845,201

	2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$52,335	$50,501	$50,150	$51,085
Interest expense	4,086	3,816	3,780	3,913
Net interest income	48,249	46,685	46,370	47,172
Provision for credit losses	6,130	4,621	3,038	1,159
Net interest income after provision for credit losses	42,119	42,064	43,332	46,013
Net securities (losses) gains	(278)	—	20	105
Other noninterest income	15,560	15,505	16,327	14,086
Other expenses	43,129	40,257	40,634	39,854
Income before income taxes	14,272	17,312	19,045	20,350
Income tax provision	4,211	4,898	5,598	6,129
Net Income	$10,061	$12,414	$13,447	$14,221
Basic Earnings Per Share	$0.11	$0.14	$0.15	$0.16
Diluted Earnings Per Share	0.11	0.14	0.15	0.16
Average shares outstanding	88,849,957	88,807,294	88,922,392	90,875,724
Average shares outstanding assuming dilution	88,850,049	88,813,746	88,939,003	90,889,035

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
Based on First Commonwealth’s evaluation based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that internal control over financial reporting was effective as of December 31, 2016. The effectiveness of First Commonwealth’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
First Commonwealth Financial Corporation
Indiana, Pennsylvania
March 14, 2017

/S/ T. Michael Price	/S/ James R. Reske
T. Michael Price	James R. Reske
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
First Commonwealth Financial Corporation:
We have audited First Commonwealth Financial Corporation’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Commonwealth Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Commonwealth Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 14, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
March 14, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
First Commonwealth Financial Corporation:
We have audited the accompanying consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Commonwealth Financial Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2017 expressed an unqualified opinion on the effectiveness of First Commonwealth Financial Corporation’s internal control over financial reporting.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
March 14, 2017

ITEM 9B.    Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information called for by this item concerning the identification, business experience and qualifications of First Commonwealth’s directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 25, 2017 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.
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
The following table provides information related to our existing equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	426,596	N/A	3,673,796
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	426,596	N/A	3,673,796
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

PART IV
ITEM 15.    Exhibits, Financial Statements and Schedules

(A)Documents Filed as Part of this Report
(1)Financial Statements
All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.
(2)    Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A
(3)Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.1 to the current report as Form 8-K filed February 1, 2016

10.1	Amended and Restated Non-Qualified Deferred Compensation Plan (formerly known as the Supplemental Executive Retirement Plan)	Exhibit 10.2 to the annual report on Form 10-K filed March 5, 2012

10.2	Amended and Restated Employment Agreement dated January 1, 2012 entered into among First Commonwealth Financial Corporation, First Commonwealth Bank and T. Michael Price	Exhibit 10.1 to the current report on Form 8-K filed January 5, 2012

10.3	Change of Control Agreement dated December 30, 2011 entered into between FCFC and T. Michael Price	Exhibit 10.3 to the current report on Form 8-K filed January 5, 2012

10.4	First Commonwealth Financial Corporation Incentive Compensation Plan	Annex I to Proxy Statement filed March 19, 2015 relating to the 2015 Annual Meeting of Shareholders

10.5	2016 Annual Incentive Plan	Exhibit 10.1 to the quarterly report on Form 10-Q filed May 9, 2016

10.6	2014-2016 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 9, 2014

10.7	2015-2017 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 8, 2015

10.8	2016-2018 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 9, 2016

10.9	Form of Restricted Stock Agreement for service-based restricted stock	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2012

10.10	Change of Control Agreement dated December 30, 2011 entered into between FCFC and I. Robert Emmerich	Exhibit 10.12 to the annual report on Form 10-K filed March 5, 2012

10.11	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Leonard V. Lombardi	Exhibit 10.13 to the annual report on Form 10-K filed March 5, 2012

10.12	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Matthew C. Tomb	Exhibit 10.14 to the annual report on Form 10-K filed March 5, 2012

Exhibit Number	Description	Incorporated by Reference to
10.13	Performance Unit Agreement dated December 30, 2015 between First Commonwealth Financial Corporation and T. Michael Price	Exhibit 10.13 to the annual report on Form 10-K filed February 29, 2016

10.14	Employment Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.1 to the current report on Form 8-K filed April 10, 2014

10.15	Change of Control Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.3 to the current report on Form 8-K filed April 10, 2014

10.16	Restricted Stock Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.2 to the current report on Form 8-K filed April 10, 2014

10.17	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Norman J. Montgomery	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2013

10.18	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Carrie L. Riggle	Exhibit 10.4 to the quarterly report on Form 10-Q filed May 8, 2013

10.19	Change of Control Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.2 to the quarterly report on Form 10-Q filed August 7, 2013

10.20	Employment Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 7, 2013

10.21	Employment Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.1 to the quarterly report on Form 10-Q filed November 9, 2016

10.22	Change of Control Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.2 to the quarterly report on Form 10-Q filed November 9, 2016

10.23	Restricted Stock Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.3 to the quarterly report on Form 10-Q filed November 9, 2016

10.24	Amended and Restated Director Retainer Plan	Exhibit 10.24 to the annual report on Form 10-K filed March 3, 2014

21.10	Subsidiaries of the Registrant	Filed herewith

23.10	Consent of KPMG LLP Independent Registered Public Accounting Firm	Filed herewith

31.10	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.20	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.10	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.20	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description	Incorporated by Reference to
101.00
The following materials from First Commonwealth Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION (Registrant)

By:	/S/ T. Michael Price
T. Michael Price President and Chief Executive Officer

Dated: March 14, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ James G. Barone	Director	March 14, 2017
James G. Barone
/S/ Julie A. Caponi	Director	March 14, 2017
Julie A. Caponi
/S/ Ray T. Charley	Director	March 14, 2017
Ray T. Charley
/S/ Gary R. Claus	Director	March 14, 2017
Gary R. Claus
/S/ David S. Dahlmann	Director, Chairman	March 14, 2017
David S. Dahlmann
/S/ Johnston A. Glass	Director	March 14, 2017
Johnston A. Glass
/S/ Jon L. Gorney	Director	March 14, 2017
Jon L. Gorney
/S/ David W. Greenfield	Director	March 14, 2017
David W. Greenfield
/S/ Luke A. Latimer	Director	March 14, 2017
Luke A. Latimer
/S/ T. Michael Price	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2017
T. Michael Price
/S/ James R. Reske	Executive Vice President, Chief Financial Officer, and Treasurer	March 14, 2017
James R. Reske
/S/ Laurie S. Singer	Director	March 14, 2017
Laurie S. Singer
/S/ Robert J. Ventura	Director	March 14, 2017
Robert J. Ventura