Form 10-Q
period 2017-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2017-05-09
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of May 8, 2017, was 97,478,605.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2017	December 31, 2016
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$75,160	$91,033
Interest-bearing bank deposits	47,944	24,644
Securities available for sale, at fair value	832,754	778,612
Securities held to maturity, at amortized cost (Fair value of $383,735 and $368,618 at March 31, 2017 and December 31, 2016, respectively)	386,954	372,513
Other investments	38,669	36,498
Loans held for sale	9,588	7,052
Loans:
Portfolio loans	4,907,961	4,879,347
Allowance for credit losses	(48,676)	(50,185)
Net loans	4,859,285	4,829,162
Premises and equipment, net	66,329	67,534
Other real estate owned	6,910	6,805
Goodwill	186,483	186,483
Amortizing intangibles, net	11,441	12,013
Bank owned life insurance	188,313	187,021
Other assets	99,147	84,648
Total assets	$6,808,977	$6,684,018
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,270,136	$1,268,786
Interest-bearing	3,699,593	3,678,622
Total deposits	4,969,729	4,947,408
Short-term borrowings	961,601	867,943
Subordinated debentures	72,167	72,167
Other long-term debt	8,604	8,749
Total long-term debt	80,771	80,916
Other liabilities	35,881	37,822
Total liabilities	6,047,982	5,934,089
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued at March 31, 2017 and December 31, 2016, and 89,113,083 and 89,007,077 shares outstanding at March 31, 2017 and December 31, 2016, respectively	105,563	105,563
Additional paid-in capital	367,607	366,426
Retained earnings	421,533	412,764
Accumulated other comprehensive loss, net	(6,083)	(7,027)
Treasury stock (16,450,372 and 16,556,378 shares at March 31, 2017 and December 31, 2016, respectively)	(127,625)	(127,797)
Total shareholders’ equity	760,995	749,929
Total liabilities and shareholders’ equity	$6,808,977	$6,684,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$48,300	$45,034
Interest and dividends on investments:
Taxable interest	6,994	7,146
Interest exempt from federal income taxes	397	361
Dividends	476	806
Interest on bank deposits	12	6
Total interest income	56,179	53,353
Interest Expense
Interest on deposits	1,812	1,589
Interest on short-term borrowings	1,749	2,235
Interest on subordinated debentures	705	634
Interest on other long-term debt	83	88
Total interest expense	4,349	4,546
Net Interest Income	51,830	48,807
Provision for credit losses	3,229	6,526
Net Interest Income after Provision for Credit Losses	48,601	42,281
Noninterest Income
Net securities gains	652	—
Trust income	1,417	1,255
Service charges on deposit accounts	4,319	3,708
Insurance and retail brokerage commissions	2,082	1,959
Income from bank owned life insurance	1,292	1,296
Gain on sale of mortgage loans	977	683
Gain on sale of other loans and assets	307	195
Card-related interchange income	4,251	3,557
Derivatives mark to market	2	(1,014)
Swap fee (expense) income	(73)	460
Other income	1,706	1,616
Total noninterest income	16,932	13,715
Noninterest Expense
Salaries and employee benefits	23,466	21,677
Net occupancy expense	3,761	3,481
Furniture and equipment expense	3,088	2,867
Data processing expense	2,085	1,759
Advertising and promotion expense	806	526
Pennsylvania shares tax expense	816	758
Intangible amortization	572	137
Collection and repossession expense	497	569
Other professional fees and services	959	791
FDIC insurance	793	1,038
Loss on sale or write-down of assets	99	96
Litigation and operational losses	232	244
Merger and acquisition related	611	—
Other operating expenses	4,980	4,201
Total noninterest expense	42,765	38,144
Income Before Income Taxes	22,768	17,852
Income tax provision	6,880	5,379
Net Income	$15,888	$12,473
Average Shares Outstanding	88,929,892	88,840,088
Average Shares Outstanding Assuming Dilution	88,987,671	88,845,201
Per Share Data:
Basic Earnings per Share	$0.18	$0.14
Diluted Earnings per Share	$0.18	$0.14
Cash Dividends Declared per Common Share	$0.08	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands)
Net Income	$15,888	$12,473
Other comprehensive income, before tax expense:
Unrealized holding gains on securities arising during the period	2,543	10,070
Less: reclassification adjustment for gains on securities included in net income	(652)	—
Unrealized holding (losses) gains on derivatives arising during the period	(516)	1,735
Less: reclassification adjustment for losses (gains) on derivatives included in net income	78	(15)
Total other comprehensive income, before tax expense	1,453	11,790
Income tax expense related to items of other comprehensive income	(509)	(4,126)
Total other comprehensive income	944	7,664
Comprehensive Income	$16,832	$20,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2016	89,007,077	$105,563	$366,426	$412,764	$(7,027)	$(127,797)	$749,929
Net income				15,888			15,888
Other comprehensive income					944		944
Cash dividends declared ($0.08 per share)				(7,119)			(7,119)
Treasury stock acquired	(78,632)					(1,102)	(1,102)
Treasury stock reissued	158,638		1,044	—		1,214	2,258
Restricted stock	26,000	—	137	—		60	197
Balance at March 31, 2017	89,113,083	$105,563	$367,607	$421,533	$(6,083)	$(127,625)	$760,995

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2015	88,961,268	$105,563	$365,981	$378,081	$(2,386)	$(127,693)	$719,546
Net income				12,473			12,473
Other comprehensive income					7,664		7,664
Cash dividends declared ($0.07 per share)				(6,224)			(6,224)
Treasury stock acquired	(55,301)					(488)	(488)
Restricted stock	53,348	—	109	—		234	343
Balance at March 31, 2016	88,959,315	$105,563	$366,090	$384,330	$5,278	$(127,947)	$733,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Operating Activities	(dollars in thousands)
Net income	$15,888	$12,473
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,229	6,526
Deferred tax expense	2,506	1,200
Depreciation and amortization	2,113	1,740
Net (gains) losses on securities and other assets	(1,718)	218
Net amortization of premiums and discounts on securities	867	1,102
Income from increase in cash surrender value of bank owned life insurance	(1,292)	(1,296)
Increase in interest receivable	(338)	(911)
Mortgage loans originated for sale	(27,580)	(22,269)
Proceeds from sale of mortgage loans	29,829	22,858
Increase (decrease) in interest payable	571	(26)
Increase in income taxes payable	4,354	2,811
Other-net	(991)	(4,834)
Net cash provided by operating activities	27,438	19,592
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	10,826	6,924
Purchases	(25,140)	(19,695)
Transactions with securities available for sale:
Proceeds from maturities and redemptions	33,125	35,815
Purchases	(85,220)	(29,930)
Purchases of FHLB stock	(12,883)	(10,281)
Proceeds from the redemption of FHLB stock	10,712	12,636
Proceeds from sale of other assets	1,631	2,101
Restricted cash	(21,284)	—
Net increase in loans	(37,514)	(118,137)
Purchases of other assets	(410)	—
Purchases of premises and equipment	(1,531)	(2,251)
Net cash used in investing activities	(127,688)	(122,818)
Financing Activities
Net decrease in federal funds purchased	—	(4,000)
Net increase in other short-term borrowings	93,658	11,917
Net increase in deposits	22,385	105,873
Repayments of other long-term debt	(145)	(139)
Dividends paid	(7,119)	(6,224)
Purchase of treasury stock	(1,102)	(488)
Net cash provided by financing activities	107,677	106,939
Net increase in cash and cash equivalents	7,427	3,713
Cash and cash equivalents at January 1	115,677	69,452
Cash and cash equivalents at March 31	$123,104	$73,165

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
The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year of 2017. These interim financial statements should be read in conjunction with First Commonwealth’s 2016 Annual Report on Form 10-K.
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

	For the Three Months Ended March 31,
	2017			2016
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$2,543	$(890)	$1,653	$10,070	$(3,524)	$6,546
Reclassification adjustment for gains on securities included in net income	(652)	228	(424)	—	—	—
Total unrealized gains on securities	1,891	(662)	1,229	10,070	(3,524)	6,546
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(516)	181	(335)	1,735	(607)	1,128
Reclassification adjustment for losses (gains) on derivatives included in net income	78	(28)	50	(15)	5	(10)
Total unrealized (losses) gains on derivatives	(438)	153	(285)	1,720	(602)	1,118
Total other comprehensive income	$1,453	$(509)	$944	$11,790	$(4,126)	$7,664

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the three months ended March 31:

	2017				2016
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(7,455)	$225	$203	$(7,027)	$(2,956)	$10	$560	$(2,386)
Other comprehensive income before reclassification adjustment	1,653	—	(335)	1,318	6,546	—	1,128	7,674
Amounts reclassified from accumulated other comprehensive (loss) income	(424)	—	50	(374)	—	—	(10)	(10)
Net other comprehensive income during the period	1,229	—	(285)	944	6,546	—	1,118	7,664
Balance at March 31	$(6,226)	$225	$(82)	$(6,083)	$3,590	$10	$1,678	$5,278

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest, as well as detail on non-cash investing and financing activities for the three months ended March 31:

	2017	2016
	(dollars in thousands)
Cash paid during the period for:
Interest	$3,832	$4,674
Income taxes	1,039	1,000
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	958	1,355
Loans transferred from held to maturity to held for sale	3,613	—
Gross increase in market value adjustment to securities available for sale	1,892	10,070
Gross (decrease) increase in market value adjustment to securities derivatives	(438)	1,720
Investments committed to purchase, not settled	498	600
Noncash treasury stock reissuance	2,258	—

Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2017	2016
Weighted average common shares issued	105,563,455	105,563,455
Average treasury stock shares	(16,527,204)	(16,623,094)
Average unearned nonvested shares	(106,359)	(100,273)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	88,929,892	88,840,088
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	57,779	5,113
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	88,987,671	88,845,201

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

	2017			2016
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	13,750	$13.96	$13.96	88,508	$7.21	$9.84
Restricted Stock Units	24,375	$15.09	$15.09	—	$—	$—

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
The following table identifies the notional amount of those instruments at:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,687,588	$1,733,820
Financial standby letters of credit	16,894	18,108
Performance standby letters of credit	27,169	26,630
Commercial letters of credit	1,142	1,301

The notional amounts outstanding as of March 31, 2017 include amounts issued in 2017 of $0.7 million in financial standby letters of credit, $0.1 million in performance standby letters of credit and no commercial letters of credit. A liability of $0.1 million and $0.2 million has been recorded as of March 31, 2017 and December 31, 2016, respectively, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $3.9 million as of March 31, 2017 and $4.1 million as of December 31, 2016. This liability is reflected in "Other liabilities" in the Condensed Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2017, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $7 million. Although First Commonwealth does

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
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

Note 6 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$14,585	$1,440	$(7)	$16,018	$15,143	$1,481	$(7)	$16,617
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	726,240	4,513	(9,799)	720,954	683,601	4,557	(11,305)	676,853
Mortgage-Backed Securities – Commercial	—	—	—	—	1	—	—	1
Other Government-Sponsored Enterprises	16,700	—	(58)	16,642	16,700	—	(69)	16,631
Obligations of States and Political Subdivisions	27,077	283	—	27,360	27,075	195	(41)	27,229
Corporate Securities	15,896	476	(3)	16,369	5,903	416	—	6,319
Pooled Trust Preferred Collateralized Debt Obligations	40,165	530	(6,954)	33,741	39,989	427	(7,124)	33,292
Total Debt Securities	840,663	7,242	(16,821)	831,084	788,412	7,076	(18,546)	776,942
Equities	1,670	—	—	1,670	1,670	—	—	1,670
Total Securities Available for Sale	$842,333	$7,242	$(16,821)	$832,754	$790,082	$7,076	$(18,546)	$778,612

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage-backed securities include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises. These obligations have contractual maturities ranging from less than one year to approximately 30 years with lower anticipated lives to maturity due to prepayments. All mortgage-backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds; therefore, First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage-backed securities under various interest rate scenarios to monitor the potential impact on earnings and interest rate risk positions.

Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. Other fixed income securities within the portfolio also contain prepayment risk.
The amortized cost and estimated fair value of debt securities available for sale at March 31, 2017, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$3,300	$3,294
Due after 1 but within 5 years	27,386	27,361
Due after 5 but within 10 years	27,077	27,360
Due after 10 years	42,075	36,097
	99,838	94,112
Mortgage-Backed Securities (a)	740,825	736,972
Total Debt Securities	$840,663	$831,084

(a)
Mortgage-Backed Securities include an amortized cost of $14.6 million and a fair value of $16.0 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $726.2 million and a fair value of $721.0 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the three months ended March 31:

	2017	2016
(dollars in thousands)
Proceeds from sales	$—	$—
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$—	$—
Gross losses	—	—
	—	—
Maturities and impairment
Gross gains	652	—
Gross losses	—	—
Other-than-temporary impairment	—	—
	652	—
Net gains and impairment	$652	$—

Gross gains of $0.7 million recognized in 2017 were a result of the early redemption of one of our trust preferred securities. Securities available for sale with an estimated fair value of $438.4 million and $445.8 million were pledged as of March 31, 2017 and December 31, 2016, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$4,266	$—	$(19)	$4,247	$4,297	$—	$(4)	$4,293
Mortgage-Backed Securities- Commercial	34,194	—	(700)	33,494	34,444	—	(561)	33,883
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	294,624	83	(2,224)	292,483	280,430	5	(2,527)	277,908
Mortgage-Backed Securities – Commercial	14,536	—	(51)	14,485	14,675	—	(142)	14,533
Obligations of States and Political Subdivisions	39,134	137	(443)	38,828	38,667	55	(721)	38,001
Debt Securities Issued by Foreign Governments	200	—	(2)	198	—	—	—	—
Total Securities Held to Maturity	$386,954	$220	$(3,439)	$383,735	$372,513	$60	$(3,955)	$368,618
The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	2,824	2,831
Due after 5 but within 10 years	32,379	32,173
Due after 10 years	4,131	4,022
	39,334	39,026
Mortgage-Backed Securities (a)	347,620	344,709
Total Debt Securities	$386,954	$383,735

(a)
Mortgage-Backed Securities include an amortized cost of $38.5 million and a fair value of $37.7 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $309.2 million and a fair value of $307.0 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Securities held to maturity with an amortized cost of $217.8 million and $119.2 million were pledged as of March 31, 2017 and December 31, 2016, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit-related other-than-temporary impairment on debt securities is recognized in earnings, while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the three months ended March 31, 2017 and 2016, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at March 31, 2017 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$6,014	$(26)	$—	$—	$6,014	$(26)
Mortgage-Backed Securities – Commercial	33,494	(700)	—	—	33,494	(700)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	689,399	(10,015)	66,191	(2,008)	755,590	(12,023)
Mortgage-Backed Securities – Commercial	14,485	(51)	—	—	14,485	(51)
Other Government-Sponsored Enterprises	16,642	(58)	—	—	16,642	(58)
Obligations of States and Political Subdivisions	22,180	(443)	—	—	22,180	(443)
Debt securities issued by foreign governments	198	(2)	—	—	198	(2)
Corporate Securities	4,986	(3)	—	—	4,986	(3)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	29,274	(6,954)	29,274	(6,954)
Total Securities	$787,398	$(11,298)	$95,465	$(8,962)	$882,863	$(20,260)

At March 31, 2017, fixed income securities issued by U.S. Government-sponsored enterprises and U.S. Government agencies comprised 60% and 4%, respectively, of total unrealized losses due to changes in market interest rates. Pooled trust preferred collateralized debt obligations accounted for 34% of the unrealized losses primarily due to the illiquid market for this investment type. At March 31, 2017, there are 116 debt securities in an unrealized loss position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the gross unrealized losses and estimated fair values at December 31, 2016 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$4,898	$(11)	$—	$—	$4,898	$(11)
Mortgage-Backed Securities - Commercial	33,883	(561)	—	—	33,883	(561)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	670,708	(11,630)	56,200	(2,202)	726,908	(13,832)
Mortgage-Backed Securities – Commercial	14,534	(142)	—	—	14,534	(142)
Other Government-Sponsored Enterprises	16,632	(69)	—	—	16,632	(69)
Obligation of States and Political Subdivisions	33,277	(762)	—	—	33,277	(762)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	28,952	(7,124)	28,952	(7,124)
Total Securities	$773,932	$(13,175)	$85,152	$(9,326)	$859,084	$(22,501)
As of March 31, 2017, our corporate securities had an amortized cost and an estimated fair value of $15.9 million and $16.4 million, respectively. As of December 31, 2016, our corporate securities had an amortized cost and estimated fair value of $5.9 million and $6.3 million, respectively. Corporate securities are comprised of debt for large regional banks. There were $3 thousand in unrealized losses on corporate securities as of March 31, 2017 and there were no securities in an unrealized loss position as of December 31, 2016. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
As of March 31, 2017, the book value of our pooled trust preferred collateralized debt obligations totaled $40.2 million with an estimated fair value of $33.7 million, which includes securities comprised of 257 banks and other financial institutions. All of our pooled securities are mezzanine tranches, two of which have no senior class remaining in the issue. The credit ratings on all of our issues are below investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of March 31, 2017, after taking into account management’s best estimates of future interest deferrals and defaults, two of our securities had no excess subordination in the tranches we own and six of our securities had excess subordination which ranged from 2% to 85% of the current performing collateral.

The following table provides information related to our pooled trust preferred collateralized debt obligations as of March 31, 2017:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL IV	Mezzanine	$1,827	$1,366	$(461)	B1/BB	6	18.05%	61.36%
Pre TSL VIII	Mezzanine	1,955	2,142	187	C/C	27	40.34	0.00
Pre TSL IX	Mezzanine	2,421	1,971	(450)	B1/C	37	27.83	10.19
Pre TSL X	Mezzanine	1,769	2,024	255	Caa1/C	42	30.10	2.11
Pre TSL XII	Mezzanine	5,940	4,903	(1,037)	B3/C	64	24.09	0.00
Pre TSL XIII	Mezzanine	13,010	11,009	(2,001)	Ba3/CCC	53	10.01	55.04
Pre TSL XIV	Mezzanine	13,030	10,025	(3,005)	Ba2/CCC	52	12.87	38.83
MMCap I	Mezzanine	213	301	88	Ca/C	8	58.11	85.00
Total		$40,165	$33,741	$(6,424)

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
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the three months ended March 31, 2017 and 2016, there were no credit-related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments, we determine a credit-related portion and a non-credit related portion of other-than-temporary impairment. The credit-related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit-related impairment. A discounted cash flow analysis provides the best estimate of credit-related other-than-temporary impairment for these securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at March 31, 2017. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

•
Credit Analysis – A quarterly credit evaluation is performed for each of the 257 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they will become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of March 31, 2017, default probabilities for performing collateral ranged from 0.33% to 75%.

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
Our cash flow analysis as of March 31, 2017, indicates that no credit-related other-than-temporary impairment has occurred on our pooled trust preferred securities during the three months ended March 31, 2017. Based upon the analysis performed by management, it is probable that two of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior periods. These securities are identified in the previous table with 0.00% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of March 31, 2017 indicates it is probable that we will collect all contractual principal and interest payments. For five of those securities, PreTSL IX, PreTSL X, PreTSL XIII, PreTSL XIV and MMCap I, other-than-temporary impairment charges were recorded in prior periods; however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL IV. Our cash flow analysis as of March 31, 2017, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in the present value of estimated future principal and interest payments exceeding the securities' current book value. The excess for each bond of the present value of future cash flows over our current book value ranges from 19% to 115% and will be recognized as an adjustment to yield over the remaining life of these securities. The excess subordination recognized as an adjustment to yield is reflected in the following table as increases in cash flows expected to be collected.
The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Balance, beginning (a)	$17,056	$24,851
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(228)	(261)
Reduction for debt securities called during the period	—	—
Balance, ending	$16,828	$24,590

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
In the first three months of 2017 and 2016, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of March 31, 2017 and 2016, there were no equity securities in an unrealized loss position.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2017 and

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, our FHLB stock totaled $38.7 million and $36.5 million, respectively, and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three months ended March 31, 2017.
Note 8 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	March 31, 2017			December 31, 2016
	Originated	Acquired	Total	Originated	Acquired	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,140,702	$7,758	$1,148,460	$1,131,148	$8,399	$1,139,547
Real estate construction	239,983	139	240,122	217,840	1,781	219,621
Residential real estate	1,157,236	60,162	1,217,398	1,165,851	63,341	1,229,192
Commercial real estate	1,736,363	24,738	1,761,101	1,717,043	25,167	1,742,210
Loans to individuals	538,991	1,889	540,880	546,589	2,188	548,777
Total loans	$4,813,275	$94,686	$4,907,961	$4,778,471	$100,876	$4,879,347
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	March 31, 2017
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,049,152	$239,983	$1,143,535	$1,714,061	$538,765	$4,685,496
Non-Pass
OAEM	31,026	—	3,373	5,675	—	40,074
Substandard	53,104	—	10,328	16,627	226	80,285
Doubtful	7,420	—	—	—	—	7,420
Total Non-Pass	91,550	—	13,701	22,302	226	127,779
Total	$1,140,702	$239,983	$1,157,236	$1,736,363	$538,991	$4,813,275

Acquired loans
Pass	$6,972	$139	$59,864	$23,623	$1,889	$92,487
Non-Pass
OAEM	477	—	—	—	—	477
Substandard	309	—	298	1,115	—	1,722
Doubtful	—	—	—	—	—	—
Total Non-Pass	786	—	298	1,115	—	2,199
Total	$7,758	$139	$60,162	$24,738	$1,889	$94,686

	December 31, 2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,038,844	$217,565	$1,152,511	$1,691,220	$546,316	$4,646,456
Non-Pass
OAEM	27,387	275	5,923	7,596	—	41,181
Substandard	64,917	—	7,417	18,227	273	90,834
Doubtful	—	—	—	—	—	—
Total Non-Pass	92,304	275	13,340	25,823	273	132,015
Total	$1,131,148	$217,840	$1,165,851	$1,717,043	$546,589	$4,778,471

Acquired loans
Pass	$7,591	$1,781	$62,919	$24,043	$2,185	$98,519
Non-Pass
OAEM	486	—	—	—	—	486
Substandard	322	—	422	1,124	3	1,871
Doubtful	—	—	—	—	—	—
Total Non-Pass	808	—	422	1,124	3	2,357
Total	$8,399	$1,781	$63,341	$25,167	$2,188	$100,876

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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of March 31, 2017. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of March 31, 2017 and December 31, 2016. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	March 31, 2017
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated loans
Commercial, financial, agricultural and other	$2,973	$603	$139	$21,710	$25,425	$1,115,277	$1,140,702
Real estate construction	—	—	—	—	—	239,983	239,983
Residential real estate	2,979	1,187	617	5,984	10,767	1,146,469	1,157,236
Commercial real estate	665	—	87	3,899	4,651	1,731,712	1,736,363
Loans to individuals	1,073	485	739	226	2,523	536,468	538,991
Total	$7,690	$2,275	$1,582	$31,819	$43,366	$4,769,909	$4,813,275

Acquired loans
Commercial, financial, agricultural and other	$—	$—	$477	$—	$477	$7,281	$7,758
Real estate construction	—	—	—	—	—	139	139
Residential real estate	73	103	51	298	525	59,637	60,162
Commercial real estate	—	—	—	162	162	24,576	24,738
Loans to individuals	6	2	1	—	9	1,880	1,889
Total	$79	$105	$529	$460	$1,173	$93,513	$94,686

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016
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
Nonaccrual Loans
The previous tables summarize nonaccrual loans by loan segment. The Company generally places loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain, when part of the principal balance has been charged off and no restructuring has occurred, or the loans reach a certain number of days past due. Generally, loans 90 days or more past due are placed on nonaccrual status, except for consumer loans, which are placed on nonaccrual status at 150 days past due.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At March 31, 2017, nonaccrual loans held for sale totaled $3.6 million and included loans to one commercial manufacturing borrower. There were no nonaccrual loans held for sale as of December 31, 2016. In addition, no gains or losses were recognized in income related to these loans for the periods ended March 31, 2017 and 2016.
Significant nonaccrual loans as of March 31, 2017, include the following:

•
A $7.4 million relationship of commercial industrial loans to a steel and aluminum servicing company. These loans were originated in 2011 and were placed in nonaccrual status during the first quarter of 2016. The collateral valuation completed in the third quarter of 2016 incorporated certain estimates obtained in the first quarter of 2016.

•
A $3.6 million relationship of a commercial industrial loan to a company specializing in commercial business services. This loan was originated 2014 and was placed in nonaccrual status during the first quarter of 2017. A collateral valuation was completed during the first quarter of 2017.

•
A $3.2 million relationship of commercial industrial loans to a local energy company involved in the drilling and production of natural gas wells. These loans were originated from 2008 to 2011 and were placed in nonaccrual status during the third quarter of 2013. Two of these loans were modified resulting in TDR classification: one loan totaling $1.0 million was modified in 2012, and the other loan totaling $2.2 million was modified in 2014. A valuation of the collateral was updated during the first quarter of 2017.

•
A $3.0 million relationship of commercial industrial loans to a gear manufacturer. These loans were originated in 2013 and were placed in nonaccrual status during the third quarter of 2015. A valuation of the collateral was completed during the first quarter of 2017.

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of March 31, 2017 and December 31, 2016. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	March 31, 2017			December 31, 2016
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Originated loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$12,780	$20,043		$9,549	$15,369
Real estate construction	—	—		—	—
Residential real estate	11,227	13,237		10,873	13,004
Commercial real estate	6,028	7,037		5,765	6,905
Loans to individuals	365	429		382	507
Subtotal	30,400	40,746		26,569	35,785
With an allowance recorded:
Commercial, financial, agricultural and other	13,929	20,124	$2,466	13,423	19,226	$2,530
Real estate construction	—	—	—	—	—	—
Residential real estate	366	418	146	424	475	164
Commercial real estate	1,101	1,101	376	810	810	434
Loans to individuals	—	—	—	—	—	—
Subtotal	15,396	21,643	2,988	14,657	20,511	3,128
Total	$45,796	$62,389	$2,988	$41,226	$56,296	$3,128

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2017			December 31, 2016
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Acquired loans
With no related allowance recorded:
Commercial, financial, agricultural and other	$—	$—		$—	$—
Real estate construction	—	—		—	—
Residential real estate	246	321		406	480
Commercial real estate	162	162		162	162
Loans to individuals	—	—		3	3
Subtotal	408	483		571	645
With an allowance recorded:
Commercial, financial, agricultural and other	—	—	$—	—	—	$—
Real estate construction	—	—	—	—	—	—
Residential real estate	65	65	29	16	16	16
Commercial real estate	—	—	—	—	—	—
Loans to individuals	—	—	—	—	—	—
Subtotal	65	65	29	16	16	16
Total	$473	$548	$29	$587	$661	$16

	For the Three Months Ended March 31,
	2017				2016
	Originated Loans		Acquired Loans		Originated Loans
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$12,034	$38	$—	$—	$17,298	$152
Real estate construction	—	—	—	—	17	44
Residential real estate	11,422	74	241	—	10,724	47
Commercial real estate	5,949	54	162	—	7,658	38
Loans to individuals	338	2	—	—	480	1
Subtotal	29,743	168	403	—	36,177	282
With an allowance recorded:
Commercial, financial, agricultural and other	12,787	26	—	—	17,027	28
Real estate construction	—	—	—	—	—	—
Residential real estate	334	1	65	—	497	—
Commercial real estate	1,111	7	—	—	529	5
Loans to individuals	—	—	—	—	—	—
Subtotal	14,232	34	65	—	18,053	33
Total	$43,975	$202	$468	$—	$54,230	$315

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unfunded commitments related to nonperforming loans were $0.2 million at March 31, 2017 and $1.8 million at December 31, 2016. After consideration of the requirements to draw and available collateral related to these commitments, a reserve of $0.1 million and $12 thousand was established for these off balance sheet exposures at March 31, 2017 and December 31, 2016, respectively.

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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$13,990	$13,790
Nonaccrual status	10,482	11,569
Total	$24,472	$25,359
Commitments
Letters of credit	$60	$—
Unused lines of credit	160	358
Total	$220	$358
The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three Months Ended March 31, 2017
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$42	$—	$42	$38	$—
Residential real estate	7	129	101	306	536	504	—
Commercial real estate	2	179	—	16	195	193	—
Loans to individuals	3	—	14	30	44	43	—
Total	13	$308	$157	$352	$817	$778	$—

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
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the three months ended March 31, 2017 and 2016, $0.2 million and $3.9 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2017 and 2016 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to restructured loans that were considered to be in default during the three months ended March 31:

	2017		2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	—	$—	2	$70
Total	—	$—	2	$70

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Three Months Ended March 31, 2017
	Commercial, financial, agricultural and other		Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$35,974		$577	$2,492	$6,619	$4,504	$50,166
Charge-offs	(3,825)		—	(465)	(31)	(1,198)	(5,519)
Recoveries	368		54	122	117	128	789
Provision (credit)	2,184		(17)	265	(123)	900	3,209
Ending balance	34,701		614	2,414	6,582	4,334	48,645
Acquired loans:
Beginning balance	—		—	19	—	—	19
Charge-offs	—		—	(8)	—	(7)	(15)
Recoveries	—	—	—	6	—	1	7
Provision (credit)	—		—	14	—	6	20
Ending balance	—		—	31	—	—	31
Total ending balance	$34,701		$614	$2,445	$6,582	$4,334	$48,676
Ending balance: individually evaluated for impairment	$2,466		$—	$175	$376	$—	$3,017
Ending balance: collectively evaluated for impairment	32,235		614	2,270	6,206	4,334	45,659
Loans:
Ending balance	1,148,460		240,122	1,217,398	1,761,101	540,880	4,907,961
Ending balance: individually evaluated for impairment	26,260		—	6,287	5,819	—	38,366
Ending balance: collectively evaluated for impairment	1,122,200		240,122	1,211,111	1,755,282	540,880	4,869,595

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

Note 9 Income Taxes
At March 31, 2017 and December 31, 2016, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state returns for tax years 2013 and forward remain open for examination as of March 31, 2017.
During the first quarter of 2017, First Commonwealth adopted ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718)." Adoption of this ASU resulted in a $117 thousand tax benefit.

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
Loans held for sale include residential mortgage loans originated for sale in the secondary mortgage market. The estimated fair value for these loans was determined on the basis of rates obtained in the respective secondary market. Also included in loans held for sale are nonaccrual loans related to one commercial relationship. The fair value of these loans is based on a letter of intent with the potential buyer.
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2017, we have not realized any losses due to a counterparty's inability to pay any uncollateralized positions.
Interest rate derivatives also include interest rate forwards entered into to hedge residential mortgage loans held for sale and the related interest-rate lock commitments. This includes forward commitments to sell mortgage loans. The fair value of these derivative financial instruments are based on derivative market data inputs as of the valuation date and the underlying value of mortgage loans for rate lock commitments.
In addition, the Company hedges foreign currency risk through the use of foreign exchange forward contracts. The fair value of foreign exchange forward contracts is based on the differential between the contract price and the market-based forward rate.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$33,741		Discounted Cash Flow	Probability of default	0% - 100% (10.19%)
				Prepayment rates	0% - 72.53% (4.15%)
				Discount rates	5.25% - 12.00% (a)
Equities	1,670		Par Value	N/A	N/A
Impaired Loans	2,237	(b)	Reserve study	Discount rate	10.00%
				Gas per MCF	$2.07 - $2.79 (c)
				Oil per BBL/d	$56.05 - $57.65 (c)
	10,845	(b)	Discounted Cash Flow	Discount Rate	1.90% - 7.00%
Limited Partnership Investments	1,340		Par Value	N/A	N/A

(a)	Incorporates spread over risk free rate related primarily to credit quality and illiquidity of securities.

(b)	The remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(c)	Unobservable inputs are defined as follows: MCF - million cubic feet; BBL/d - barrels per day.
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
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$16,018	$—	$16,018
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	720,954	—	720,954
Mortgage-Backed Securities - Commercial	—	—	—	—
Other Government-Sponsored Enterprises	—	16,642	—	16,642
Obligations of States and Political Subdivisions	—	27,360	—	27,360
Corporate Securities	—	16,369	—	16,369
Pooled Trust Preferred Collateralized Debt Obligations	—	—	33,741	33,741
Total Debt Securities	—	797,343	33,741	831,084
Equities	—	—	1,670	1,670
Total Securities Available for Sale	—	797,343	35,411	832,754
Other Investments	—	38,669	—	38,669
Loans Held for Sale	—	9,588	—	9,588
Other Assets(a)	—	4,576	1,340	5,916
Total Assets	$—	$850,176	$36,751	$886,927
Other Liabilities(a)	$—	$5,039	$—	$5,039
Total Liabilities	$—	$5,039	$—	$5,039

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$16,617	$—	$16,617
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	676,853	—	676,853
Mortgage-Backed Securities - Commercial	—	1	—	1
Other Government-Sponsored Enterprises	—	16,631	—	16,631
Obligations of States and Political Subdivisions	—	27,229	—	27,229
Corporate Securities	—	6,319	—	6,319
Pooled Trust Preferred Collateralized Debt Obligations	—	—	33,292	33,292
Total Debt Securities	—	743,650	33,292	776,942
Equities	—	—	1,670	1,670
Total Securities Available for Sale	—	743,650	34,962	778,612
Other Investments	—	36,498	—	36,498
Loans Held for Sale	—	7,052	—	7,052
Other Assets(a)	—	6,089	930	7,019
Total Assets	$—	$793,289	$35,892	$829,181
Other Liabilities(a)	$—	$5,972	$—	$5,972
Total Liabilities	$—	$5,972	$—	$5,972

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

For the three months ended March 31, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2017
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$33,292	$1,670	$930	$35,892
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	497	—	—	497
Purchases, issuances, sales and settlements
Purchases	—	—	410	410
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(48)	—	—	(48)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of period	$33,741	$1,670	$1,340	$36,751

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
During the three months ended March 31, 2017 and 2016, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at March 31, 2017 and 2016. For the three months ended March 31, 2016, there were no Level 3 Other Assets measured at fair value on a recurring basis.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$22,010	$21,242	$43,252
Other real estate owned	—	7,427	—	7,427
Total Assets	$—	$29,437	$21,242	$50,679

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$18,679	$19,990	$38,669
Other real estate owned	—	7,566	—	7,566
Total Assets	$—	$26,245	$19,990	$46,235
The following gain (losses) were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Impaired loans	$(1,460)	$(7,702)
Other real estate owned	(31)	(13)
Total losses	$(1,491)	$(7,715)
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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a current carrying value of $6.9 million as of March 31, 2017 and consists primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 12, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2017.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.1 million and $0.2 million at March 31, 2017 and December 31, 2016, respectively. See Note 5, “Commitments and Contingent Liabilities,” for additional information.
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
The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	March 31, 2017
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$75,160	$75,160	$75,160	$—	$—
Interest-bearing deposits	47,944	47,944	47,944	—	—
Securities available for sale	832,754	832,754	—	797,343	35,411
Securities held to maturity	386,954	383,735	—	383,735	—
Other investments	38,669	38,669	—	38,669	—
Loans held for sale	9,588	9,588	—	9,588	—
Loans	4,907,961	4,890,426	—	22,010	4,868,416
Financial liabilities
Deposits	4,969,729	4,971,049	—	4,971,049	—
Short-term borrowings	961,601	961,449	—	961,449	—
Subordinated debt	72,167	63,964	—	—	63,964
Long-term debt	8,604	9,038	—	9,038	—

	December 31, 2016
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$91,033	$91,033	$91,033	$—	$—
Interest-bearing deposits	24,644	24,644	24,644	—	—
Securities available for sale	778,612	778,612	—	743,650	34,962
Securities held to maturity	372,513	368,618	—	368,618	—
Other investments	36,498	36,498	—	36,498	—
Loans held for sale	7,052	7,052	—	7,052	—
Loans	4,879,347	4,878,254	—	18,679	4,859,575
Financial liabilities
Deposits	4,947,408	4,949,714	—	4,949,714	—
Short-term borrowings	867,943	867,667	—	867,667	—
Subordinated debt	72,167	65,656	—	—	65,656
Long-term debt	8,749	9,169	—	9,169	—

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
We have 25 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have eight risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
The periodic net settlement of interest rate swaps is recorded as an adjustment to "Interest and fees on loans" in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2017, there was a $0.2 million impact on interest income as a result of these interest rate swaps, respectively. Changes in the fair value of the effective portion of cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest and fees on loans," the same line item in the Condensed Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at March 31, 2017 and December 31, 2016, and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Condensed Consolidated Statements of Income. The impact to noninterest expense for the three months ended March 31, 2017 totaled $0.1 million.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At March 31, 2017 the underlying funded mortgage

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loan commitments had a carrying value of $5.8 million and a fair value of $6.0 million, while the underlying unfunded mortgage loan commitments had a notional amount of $15.3 million.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Condensed Consolidated Statements of Income. The impact on other noninterest expense for the three months ended March 31, 2017 totaled $2 thousand. At March 31, 2017 and December 31, 2016, the underlying loans had a carrying value of $6.8 million and $4.7 million, respectively, and a fair value of $6.8 million and $4.7 million, respectively.
The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(316)	$(317)
Notional amount:
Interest rate derivatives	342,898	345,102
Interest rate caps	—	14,762
Risk participation agreements	166,748	174,213
Sold credit protection on risk participation agreements	(40,021)	(40,281)
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	73	(443)
Notional amount	200,000	200,000
Interest rate forwards:
Fair value adjustment	(112)	—
Notional amount	17,000	—
Foreign exchange forwards:
Fair value adjustment	38	(8)
Notional amount	6,847	4,749

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in "Other income" on the Condensed Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Non-hedging interest rate derivatives
Increase (decrease) in other income	$2	$(1,014)
Hedging interest rate derivatives
Increase in interest and fees on loans	249	430
Increase in other expense	78	15
Hedging interest rate forwards
Increase in other expense	112	—
Hedging foreign exchange forwards
Increase in other expense	2	3

The fair value of our derivatives is included in a table in Note 11, “Fair Values of Assets and Liabilities,” in the line items
“Other assets” and “Other liabilities.”

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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of both March 31, 2017 and December 31, 2016 was $186.5 million. No impairment charges on goodwill or other intangible assets were incurred in 2017 or 2016.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of March 31, 2017, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Note 13 New Accounting Pronouncements

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”. In May 2014, the
FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", with an original effective date for annual reporting periods beginning after December 15, 2016. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 deferred the effective date of
ASU 2014-09 to annual periods and interim periods within those annual periods beginning after December 15, 2017. We expect that ASU No. 2014-09 will require us to change how we recognize certain recurring revenue streams within trust and investment management fees and insurance commissions and fees; however, we do not expect these changes to have a significant impact on our financial statements. We continue to evaluate the impact of ASU No. 2014-9 on other components of non-interest income and expect additional financial statement disclosures and associated internal controls to be implemented along with the adoption of this ASU.
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
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805), Clarifying the Definition of a Business" which provides a screen to determine when a set of assets and activities (a "set") is not a business. The screen requires, that when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen thereby reduces the number of transactions that need to be further evaluated. If the screen is not met, this ASU 1. requires that to be considered a business, a set must include, at a minimum, an input and substantive process that significantly contributes to the ability to create output and 2. removes the evaluation of whether a market participant could replace the missing elements. The amendment provides a framework to assist entities in evaluating whether both an input and substantive process is present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. This ASU also narrows the definition of the term output so that the term is consistent with how outputs are described in Topic 606. This standard is effective for interim and annual periods for fiscal years beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.
In January 2017, the FASB issued ASU No. 2017-04,"Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment" which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Impairment should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. Income tax effects from any tax deductible goodwill should be taken into consideration of the carrying amount of the reporting unit when measuring for goodwill impairment, if applicable. An entity still has the option to perform the qualitative assessment for the reporting unit to determine if the quantitative impairment test is necessary. This standard is effective for interim and annual periods for fiscal years beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" which shortens the amortization period for certain callable debt securities held at a premium. Specifically, the ASU requires the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This standard is effective for annual periods for fiscal years beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

Note 14 Subsequent Events

On April 3, 2017, the Company completed its acquisition of DCB Financial Corporation ("DCB") and its banking subsidiary, The Delaware County Bank and Trust Company. DCB has approximately $550 million in assets and operates nine full-service banking offices which will operate under the First Commonwealth name. On March 31, 2017, the Company funded $21.3 million of the purchase price for this acquisition into an escrow account pending the closing on April 3, 2017. As of March 31, 2017, these funds were classified as restricted cash and are included in the "Other assets" line in the Condensed Consolidated Statements of Financial Condition.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three months ended March 31, 2017 and 2016, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 41 for the three months ended March 31, 2017 and 2016, respectively.

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

	For the Three Months Ended March 31,
	2017	2016
	(dollars in thousands, except per share data)
Net Income	$15,888	$12,473
Per Share Data:
Basic Earnings per Share	$0.18	$0.14
Diluted Earnings per Share	0.18	0.14
Cash Dividends Declared per Common Share	0.08	0.07
Average Balance:
Total assets	$6,708,817	$6,617,594
Total equity	757,077	730,354
End of Period Balance:
Net loans (1)	$4,868,873	$4,749,382
Total assets	6,808,977	6,699,154
Total deposits	4,969,729	4,301,655
Total equity	760,995	733,314
Key Ratios:
Return on average assets	0.96%	0.76%
Return on average equity	8.51%	6.87%
Dividends payout ratio	44.44%	50.00%
Average equity to average assets ratio	11.28%	11.04%
Net interest margin	3.50%	3.29%
Net loans to deposits ratio	97.97%	110.41%
(1) Includes loans held for sale.

Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net Income
For the three months ended March 31, 2017, First Commonwealth had net income of $15.9 million, or $0.18 diluted earnings per share, compared to net income of $12.5 million, or $0.14 diluted earnings per share, in the three months ended March 31, 2016. The increase in net income was primarily the result of an increase in net interest income and noninterest income coupled with a decrease in the provision for credit losses, offset by an increase in noninterest expense.
For the three months ended March 31, 2017, the Company’s return on average equity was 8.51% and its return on average assets was 0.96%, compared to 6.87% and 0.76%, respectively, for the three months ended March 31, 2016.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $52.8 million in the first three months of 2017, compared to $49.7 million for the same period in 2016. This increase was due to both growth in average interest earning assets of $52.3 million and a 19 basis point increase in the yield on interest earning assets. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income), at 75% and 78% for the three months ended March 31, 2017 and 2016, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.50% and 3.29% for the three months ended March 31, 2017 and March 31, 2016, respectively. The 21 basis point increase in the net interest margin is attributable to an increase in the overall yield on interest earning assets, primarily loans.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The taxable equivalent yield on interest-earning assets was 3.78% for the three months ended March 31, 2017, an increase of 19 basis points compared to the 3.59% yield for the same period in 2016. This increase is largely due to the loan portfolio yield, which improved by 17 basis points when compared to the three months ended March 31, 2016. This change was largely affected by an increase in rates on variable rate loans. In addition, the yield on the investment portfolio increased 14 basis points in comparison to the prior year. This increase can be attributed to investment security runoff being replaced with higher yielding investments. Investment portfolio purchases during the three months ended March 31, 2017 have been primarily in mortgage-related assets with approximate durations of 48-60 months and municipal and corporate securities with durations of approximately five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities if interest rates rise.
The cost of interest-bearing liabilities decreased to 0.38% for the three months ended March 31, 2017, from 0.39% for the same period in 2016, primarily due to a decrease in the volume of short-term borrowings. The decrease in the level of short-term borrowings is directly related to lower costing deposits obtained from the acquisition of thirteen FirstMerit branches in December 2016.
For the three months ended March 31, 2017, changes in interest rates positively impacted net interest income by $1.4 million when compared with the same period in 2016. The higher yield on interest-earning assets positively impacted net interest income by $2.0 million, while the increase in the cost of interest-bearing liabilities had a negative impact of $0.6 million. We have been able to partially mitigate the impact of low interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, growing the loan portfolio and increasing our investment yields by re-investing cash flow from runoff of lower-yielding investments.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $1.7 million in the three months ended March 31, 2017, as compared to the same period in 2016. Higher levels of interest-earning assets resulted in an increase of $0.9 million in interest income, while changes in the volume of interest-bearing liabilities decreased interest expense by $0.8 million, primarily as the result of decreases in short-term borrowings. Average earning assets for the three months ended March 31, 2017 increased $52.3 million, or 1%, compared to the same period in 2016. Average loans for the three months ended March 31, 2017 increased $171.5 million, or 4%, compared to the same period in 2016.
Net interest income also benefited from a $100.8 million increase in average net free funds at March 31, 2017 as compared to March 31, 2016. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $134.2 million, or 12.2%, in noninterest-bearing demand deposit average balances. Additionally, higher cost time deposits continue to mature and reprice into lower cost deposits or other funding alternatives. Average time deposits for the three months ended March 31, 2017 decreased by $22.2 million compared to the comparable period in 2016.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended March 31:

	2017	2016
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$56,179	$53,353
Adjustment to fully taxable equivalent basis	988	942
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	57,167	54,295
Interest expense	4,349	4,546
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$52,818	$49,749

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended March 31:

	2017			2016
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$6,511	$12	0.75%	$4,339	$6	0.56%
Tax-free investment securities	65,982	611	3.76	59,987	556	3.73
Taxable investment securities	1,139,532	7,470	2.66	1,266,907	7,952	2.52
Loans, net of unearned income (b)(c)	4,916,759	49,074	4.05	4,745,252	45,781	3.88
Total interest-earning assets	6,128,784	57,167	3.78	6,076,485	54,295	3.59
Noninterest-earning assets:
Cash	82,404			65,120
Allowance for credit losses	(52,550)			(52,714)
Other assets	550,179			528,703
Total noninterest-earning assets	580,033			541,109
Total Assets	$6,708,817			$6,617,594
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$891,190	$126	0.06%	$701,778	$85	0.05%
Savings deposits (d)	2,209,018	815	0.15	1,852,118	590	0.13
Time deposits	572,750	871	0.62	594,929	914	0.62
Short-term borrowings	930,998	1,749	0.76	1,503,013	2,235	0.60
Long-term debt	80,840	788	3.95	81,409	722	3.57
Total interest-bearing liabilities	4,684,796	4,349	0.38	4,733,247	4,546	0.39
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,230,939			1,096,692
Other liabilities	36,005			57,301
Shareholders’ equity	757,077			730,354
Total Noninterest-Bearing Funding Sources	2,024,021			1,884,347
Total Liabilities and Shareholders’ Equity	$6,708,817			$6,617,594
Net Interest Income and Net Yield on Interest-Earning Assets		$52,818	3.50%		$49,749	3.29%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended March 31, 2017 compared with March 31, 2016:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$6	$3	$3
Tax-free investment securities	55	56	(1)
Taxable investment securities	(482)	(798)	316
Loans	3,293	1,655	1,638
Total interest income (b)	2,872	916	1,956
Interest-bearing liabilities:
Interest-bearing demand deposits	41	24	17
Savings deposits	225	115	110
Time deposits	(43)	(34)	(9)
Short-term borrowings	(486)	(853)	367
Long-term debt	66	(5)	71
Total interest expense	(197)	(753)	556
Net interest income	$3,069	$1,669	$1,400

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the three months ended March 31:

	2017		2016
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,184	68%	$11,944	183%
Real estate construction	(17)	(1)	(209)	(3)
Residential real estate	279	9	286	4
Commercial real estate	(123)	(4)	(6,932)	(106)
Loans to individuals	906	28	1,437	22
Total	$3,229	100%	$6,526	100%
The provision for credit losses for the three months ended March 31, 2017 decreased in comparison to the three months ended March 31, 2016 by $3.3 million. The level of provision expense in the first three months of 2017 is primarily due to commercial, financial, agricultural and other loans as the result of $3.4 million in charge-offs recognized on two commercial loan relationships. Of this total, $1.9 million was recognized on a commercial loan that was transferred to held for sale and subsequently sold in April 2017.
The majority of the 2016 provision expense is attributable to loans to commercial, financial and agricultural loans resulting from an increase in historical loss factors, an increase in qualitative factors related to certain recovery rates and specific reserves established for one commercial loan relationship. Provision expense for commercial real estate loans was impacted by decreases in historical loss factors. The provision for loans to individuals is primarily due to charge-offs in the indirect automobile portfolio as well as changes in qualitative factors related to the automobile industry.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The allowance for credit losses was $48.7 million, or 0.99%, of total loans outstanding at March 31, 2017, compared to $50.2 million, or 1.03%, at December 31, 2016 and $55.2 million, or 1.15%, at March 31, 2016. The change compared to December 31, 2016, can be attributed to the aforementioned charge-offs on two commercial loan relationships. Nonperforming loans as a percentage of total loans increased to 1.01% at March 31, 2017 from 0.86% at December 31, 2016 and 1.29% as of March 31, 2016. The allowance to nonperforming loan ratio was 105.20%, 120.02% and 89.33% as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively.

Below is an analysis of the consolidated allowance for credit losses for the three months ended March 31, 2017 and 2016 and the year-ended December 31, 2016:

	March 31, 2017	March 31, 2016	December 31, 2016
	(dollars in thousands)
Balance, beginning of period	$50,185	$50,812	$50,812
Loans charged off:
Commercial, financial, agricultural and other	3,825	1,392	19,603
Real estate construction	—	—	—
Residential real estate	473	382	1,189
Commercial real estate	31	265	570
Loans to individuals	1,205	1,469	4,943
Total loans charged off	5,534	3,508	26,305
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	368	134	4,164
Real estate construction	54	223	562
Residential real estate	128	118	481
Commercial real estate	117	756	1,522
Loans to individuals	129	161	469
Total recoveries	796	1,392	7,198
Net credit losses	4,738	2,116	19,107
Provision charged to expense	3,229	6,526	18,480
Balance, end of period	$48,676	$55,222	$50,185

Noninterest Income
The following table presents the components of noninterest income for the three months ended March 31:

	2017	2016	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,417	$1,255	$162	13%
Service charges on deposit accounts	4,319	3,708	611	16
Insurance and retail brokerage commissions	2,082	1,959	123	6
Income from bank owned life insurance	1,292	1,296	(4)	—
Card-related interchange income	4,251	3,557	694	20
Swap fee (expense) income	(73)	460	(533)	(116)
Other income	1,706	1,616	90	6
Subtotal	14,994	13,851	1,143	8
Net securities gains	652	—	652	N/A
Gain on sale of mortgage loans	977	683	294	43
Gain on sale of other loans and assets	307	195	112	57
Derivatives mark to market	2	(1,014)	1,016	(100)
Total noninterest income	$16,932	$13,715	$3,217	23%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivatives mark to market, increased $1.1 million for the first three months of 2017 compared to 2016. Service charges on deposit accounts increased $0.6 million and card-related interchange income increased $0.7 million, of which $0.3 million and $0.5 million, respectively, can be attributed to the acquisition of the FirstMerit branches December 2016. Insurance and retail brokerage commissions and trust income also increased $0.1 million and $0.2 million, respectively, due to higher annuity and mutual fund sales. Offsetting these increases was a decrease in swap fee income compared to 2016 of $0.5 million due to a decrease in the number of interest rate swaps entered into for our commercial loan customers during the first three months of 2017 compared to the same period in the prior year.
Total noninterest income for the three months ended March 31, 2017 increased $3.2 million in comparison to the three months ended March 31, 2016. The most significant change includes a $1.0 million increase related to the mark to market adjustment on interest rate swaps entered into for our commercial loan customers. This adjustment does not reflect a realized gain on the swaps, but rather relates to a change in fair value due to increases in corporate bond spreads and decreases in swap rates. In addition, net securities gains increased $0.7 million due to the early redemption of one of our pooled trust preferred securities.

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended March 31:

	2017	2016	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$23,466	$21,677	$1,789	8%
Net occupancy expense	3,761	3,481	280	8
Furniture and equipment expense	3,088	2,867	221	8
Data processing expense	2,085	1,759	326	19
Advertising and promotion expense	806	526	280	53
Pennsylvania shares tax expense	816	758	58	8
Intangible amortization	572	137	435	318
Collection and repossession expense	497	569	(72)	(13)
Other professional fees and services	959	791	168	21
FDIC insurance	793	1,038	(245)	(24)
Other operating expenses	4,980	4,201	779	19
Subtotal	41,823	37,804	4,019	11
Loss on sale or write-down of assets	99	96	3	3
Merger and acquisition related	611	—	611	N/A
Litigation and operational losses	232	244	(12)	5%
Total noninterest expense	$42,765	$38,144	$4,621	12%

Noninterest expense, excluding loss on sale or write-down of assets, litigation and operational losses and merger and acquisition related expenses, increased $4.0 million, or 11%, for the three months ended March 31, 2017 compared to the same period in 2016. Contributing to the 2017 increase is a $1.8 million increase in salaries and employee benefits primarily due to an increase in employees resulting from the acquisition of 13 branches from FirstMerit Bank, NA in the fourth quarter of 2016. The increase in net occupancy expense of $0.3 million, furniture and equipment expense of $0.2 million and intangible amortization of $0.4 million is also the result of the acquisition. The $0.8 million increase in other operating expense is primarily due to an increase of $0.2 million in unfunded commitment reserves expense in 2017 as compared to 2016 and an increase of $0.4 million in audit and accounting expense.

Total noninterest expense increased by $4.6 million, or 12%, for the three months ended March 31, 2017 compared to the same period in 2016. Contributing to this increase is $0.6 million in merger and acquisition expense related to the April 2017 acquisition of DCB Financial Corporation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Income Tax
The provision for income taxes increased $1.5 million for the three months ended March 31, 2017, compared to the corresponding period in 2016. The higher provision for income taxes was the result of a $4.9 million increase in the level of income before taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended March 31, 2017 and 2016.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduced our tax rate below the 35% statutory rate produced an annual effective tax rate of 30.2% and 30.1% for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, our deferred tax assets totaled $30.3 million. Based on our evaluation as of March 31, 2017, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not needed. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first three months of 2017, liquidity used by the net decrease in short-term borrowings totaled $93.7 million, while the sales, maturity and redemption of investment securities provided $44.0 million. This liquidity provided funds needed to originate loans, purchase investment securities and fund depositor withdrawals.  We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of March 31, 2017, our maximum borrowing capacity under this program was $1.0 billion and as of that date there was $0.6 million outstanding with an average weighted rate of 0.84% and an average original term of 305 days. These deposits are part of a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At March 31, 2017, the borrowing capacity under this program totaled $769.7 million and there were no amounts outstanding.
As of March 31, 2017, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.5 billion and as of that date amounts used against this capacity included $0.9 billion in outstanding borrowings and $10.2 million in outstanding letters of credit.
We also have available unused federal funds lines with five correspondent banks. These lines have an aggregate commitment of $195.0 million with no outstanding balance as of March 31, 2017.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of March 31, 2017, there are no amounts outstanding on this line.

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

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Noninterest-bearing demand deposits	$1,270,136	$1,268,786
Interest-bearing demand deposits	114,526	114,043
Savings deposits	3,030,156	2,972,747
Time deposits	554,911	591,832
Total	$4,969,729	$4,947,408
During the first three months of 2017, total deposits increased $22.3 million due to a $57.9 million increase in interest-bearing demand and savings deposits and a $1.4 million increase in noninterest-bearing demand deposits. These increases were offset by a $36.9 million decrease in time deposits. The decrease in time deposits is the result of a decline in core certificates.

Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.74 and 0.75 at March 31, 2017 and December 31, 2016, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

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

The following is the gap analysis as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,579,871	$178,796	$308,650	$3,067,317	$1,409,863	$408,097
Investments	88,905	47,027	90,334	226,266	572,020	445,991
Other interest-earning assets	47,944	—	—	47,944	—	—
Total interest-sensitive assets (ISA)	2,716,720	225,823	398,984	3,341,527	1,981,883	854,088
Certificates of deposit	109,614	74,942	165,163	349,719	201,425	3,767
Other deposits	3,144,682	—	—	3,144,682	—	—
Borrowings	1,033,914	147	299	1,034,360	2,608	5,404
Total interest-sensitive liabilities (ISL)	4,288,210	75,089	165,462	4,528,761	204,033	9,171
Gap	$(1,571,490)	$150,734	$233,522	$(1,187,234)	$1,777,850	$844,917
ISA/ISL	0.63	3.01	2.41	0.74	9.71	93.13
Gap/Total assets	23.08%	2.21%	3.43%	17.44%	26.11%	12.41%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	December 31, 2016
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,510,367	$184,386	$315,397	$3,010,150	$1,446,035	$402,282
Investments	85,756	44,417	89,838	220,011	546,056	406,743
Other interest-earning assets	24,644	—	—	24,644	—	—
Total interest-sensitive assets (ISA)	2,620,767	228,803	405,235	3,254,805	1,992,091	809,025
Certificates of deposit	110,584	92,765	115,949	319,298	268,680	3,854
Other deposits	3,086,791	—	—	3,086,791	—	—
Borrowings	940,254	146	296	940,696	2,584	5,579
Total interest-sensitive liabilities (ISL)	4,137,629	92,911	116,245	4,346,785	271,264	9,433
Gap	$(1,516,862)	$135,892	$288,990	$(1,091,980)	$1,720,827	$799,592
ISA/ISL	0.63	2.46	3.49	0.75	7.34	85.77
Gap/Total assets	22.69%	2.03%	4.32%	16.34%	25.75%	11.96%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2017 ($)	$(12,839)	$(5,638)	$5,344	$10,136
March 31, 2017 (%)	(6.01)%	(2.64)%	2.50%	4.74%

December 31, 2016 ($)	$(11,180)	$(5,495)	$4,643	$9,027
December 31, 2016 (%)	(5.41)%	(2.66)%	2.25%	4.37%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2017 ($)	$(22,066)	$(11,211)	$8,842	$16,586
March 31, 2017 (%)	(10.32)%	(5.25)%	4.14%	7.76%

December 31, 2016 ($)	$(17,526)	$(9,132)	$8,379	$16,286
December 31, 2016 (%)	(8.48)%	(4.42)%	4.06%	7.88%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the three months ended March 31, 2017 and 2016, the cost of our interest-bearing liabilities averaged 0.38% and 0.39%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.78% and 3.59%, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

During the first quarter of 2015, the Company entered into cash flow interest rate swaps, in which we extended the duration of $100.0 million of the $1.3 billion LIBOR based loans in our loan portfolio at that time into fixed interest rates for a period of three or four years. These swaps added approximately two basis points of protection to the net interest margin as a hedge against a prolonged low-rate environment. A similar cash flow interest rate swap, with a notional amount of $100.0 million, was entered into in 2014. Please refer to Note 11, "Derivatives," for additional information on interest rate swaps.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $3.9 million at March 31, 2017 and is classified in "Other liabilities" on the Condensed Consolidated Statements of Financial Condition.
First Commonwealth defines exposure to the Oil and Gas Industry as any borrower who is involved in exploration and production, and any company in the industry supply chain that generates 40% or more of their sales revenue from exploration and production companies.
As of March 31, 2017, the Company had a total of $116.6 million in commitments to the Oil and Gas Industry, with $54.3 million in outstanding loan balances against those commitments. Of this total, commitments of $29.3 million with outstanding balances of $3.7 million are for exploration and production, while $87.3 million in commitments, with outstanding balances of $50.7 million, are related to ancillary businesses.
One customer accounts for 34.2% of the loans related to exploration and production, and is a pass-rated credit. This credit facility is primarily used to support letters of credit and has little or no usage. One commercial relationship with a commitment of $15.0 million and no outstanding balance is categorized as a non-pass accruing credit. One commercial relationship in this category, with an oustanding balance of $2.2 million, has been on non-performing status since before the oil price decline in the third quarter of 2014.
The ancillary businesses sector consists of well services, transportation, and providing equipment and materials to support the oil and gas industry. Two customers, which account for 35.5% of the ancillary business exposure, are bulk transporters of refined product and are not expected to be negatively impacted from lower oil prices. There are two pass-rated credits, with total commitments of $23.6 million, in the ancillary business sector that will see some impact from reduced drilling activity due to lower oil and gas prices. Three commercial relationships with $4.1 million in outstanding loans for ancillary businesses are on non-performing status.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first three months of 2017, 13 loans totaling $0.8 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans decreased $0.9 million from December 31, 2016 due primarily to normal loan paydowns. Please refer to Note 8, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
Nonperforming loans, including loans held for sale, increased $8.1 million to $49.9 million at March 31, 2017 compared to $41.8 million at December 31, 2016. This increase is primarily due to the addition of a $5.5 million commercial loan relationship, of which $1.9 million was charged-off, to a manufacturer of custom store fixtures which is classified as held for sale, a $3.6 million commercial loan to a company specializing in commercial business services and a $3.3 million commercial loan relationship, of which $1.5 million was charged-off, to a manufacturer of fluid containment tanks. Also included in nonperforming loans is a $7.4 million loan to an aluminum servicing company which was classified as doubtful at March 31, 2017. A charge-off was recognized on this loan in the fourth quarter of 2016 and a restructuring is expected to be completed in the second quarter of 2017. At this time, the restructuring is not expected to result in any additional charge-offs on this loan.
The allowance for credit losses as a percentage of nonperforming loans was 105.20% as of March 31, 2017 compared to 120.02% at December 31, 2016 and 89.33% at March 31, 2016. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $3.0 million and general reserves of $45.7 million as of March 31, 2017. Specific reserves decreased $0.1 million from December 31, 2016, and $10.4 million from March 31, 2016. The specific reserves in the first three months of 2016 is primarily due to specific reserves related to one new impaired loan. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at March 31, 2017.
Criticized loans totaled $130.0 million at March 31, 2017 and represented 2.6% of the loan portfolio. The level of criticized loans decreased as of March 31, 2017 when compared to December 31, 2016, by $4.4 million, or 3.3%. Classified loans totaled $89.4 million at March 31, 2017 compared to $93.2 million at December 31, 2016, a decrease of $3.8 million, or 4.0%. Delinquency on accruing loans for the same period decreased $1.5 million, or 11.0%, the majority of which are commercial, financial, agricultural and other loans and residential real estate loans.
The allowance for credit losses was $48.7 million at March 31, 2017 or 0.99% of total loans outstanding, compared to 1.03% reported at December 31, 2016 and 1.15% at March 31, 2016. General reserves, or the portion of the allowance related to loans that were not specifically evaluated for impairment, as a percentage of non-impaired loans were 0.94% at March 31, 2017 compared to 0.97% at December 31, 2016 and 0.88% at March 31, 2016.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	March 31,				December 31, 2016
	2017		2016
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$21,797		$33,470		$16,454
Loans held for sale on a nonaccrual basis	3,613		—		—
Troubled debt restructured loans on nonaccrual basis	10,482		13,366		11,569
Troubled debt restructured loans on accrual basis	13,990		14,979		13,790
Total nonperforming loans	$49,882		$61,815		$41,813
Loans past due 30 to 90 days and still accruing	$9,965		$8,866		$10,964
Loans past due in excess of 90 days and still accruing	$1,582		$1,330		$2,097
Other real estate owned	$6,910		$8,636		$6,805
Loans held for sale at end of period	$9,588		$5,849		$7,052
Portfolio loans outstanding at end of period	$4,907,961		$4,798,755		$4,879,347
Average loans outstanding	$4,916,759	(a)	$4,745,252	(a)	$4,818,759	(b)
Nonperforming loans as a percentage of total loans	1.01%		1.29%		0.86%
Provision for credit losses	$3,229	(a)	$6,526	(a)	$18,480	(b)
Allowance for credit losses	$48,676		$55,222		$50,185
Net charge-offs	$4,738	(a)	$2,116	(a)	$19,107	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.39%		0.18%		0.40%
Provision for credit losses as a percentage of net charge-offs	68.15%	(a)	308.41%	(a)	96.72%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	0.99%		1.15%		1.03%
Allowance for credit losses as a percentage of end-of-period originated loans outstanding	1.01%		1.15%		1.05%
Allowance for credit losses as a percentage of nonperforming loans (d)	105.20%		89.33%		120.02%

(a)	For the three-month period ended.

(b)	For the twelve-month period ended.

(c)	Does not include loans held for sale.

(d)	Does not include nonperforming loans held for sale.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	March 31, 2017		December 31, 2016
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,148,460	23%	$1,139,547	23%
Real estate construction	240,122	5	219,621	5
Residential real estate	1,217,398	25	1,229,192	25
Commercial real estate	1,761,101	36	1,742,210	36
Loans to individuals	540,880	11	548,777	11
Total loans and leases net of unearned income	$4,907,961	100%	$4,879,347	100%
During the three months ended March 31, 2017, loans increased $28.6 million, or 1%, compared to balances outstanding at December 31, 2016. During the three months ended March 31, 2017, growth in commercial, financial, agricultural and other portfolio and commercial real estate loans can largely be attributed to growth in middle market lending in Pennsylvania and Ohio. The increase in construction loans is primarily the result of several multifamily and hospitality projects in the Columbus, Cleveland and Pittsburgh markets. Declines in the loans to individuals category is primarily due to a decline in indirect auto

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

loans. The decrease in residential real estate loans is the result of runoff in our home equity and mortgage portfolios, as many of the loans originated by our mortgage banking area are sold in the secondary market.
Net charge-offs for the three months ended March 31, 2017 totaled $4.7 million, compared to $2.1 million for the three months ended March 31, 2016. The most significant charge-offs during the three months ended March 31, 2017 include a $1.9 million partial charge-off on a loan to a custom display manufacturer and a $1.5 million partial charge-off related to a containment tank manufacturer. During the three months ended March 31, 2016, the most significant charge-offs include a $1.1 million partial charge-off of two commercial industrial loans related to a local energy company.

	For the Three Months Ended March 31, 2017			As of March 31, 2017
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,457	72.96%	0.29%	$30,322	60.79%	0.62%
Real estate construction	(54)	(1.14)	(0.01)	—	—	—
Residential real estate	345	7.28	0.03	11,904	23.86	0.24
Commercial real estate	(86)	(1.81)	(0.01)	7,291	14.62	0.14
Loans to individuals	1,076	22.71	0.09	365	0.73	0.01
Total loans, net of unearned income	$4,738	100.00%	0.39%	$49,882	100.00%	1.01%
As the above table illustrates, commercial, financial, agricultural and other, residential real estate and commercial real estate loans represented a significant portion of the nonperforming loans as of March 31, 2017. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At March 31, 2017, shareholders’ equity was $761.0 million, an increase of $11.1 million from December 31, 2016. The increase was primarily the result of a $15.9 million in net income, an increase of $0.9 million in the fair value of available for sale investments and $2.5 million in treasury stock sales. These increases were partially offset by $7.1 million of dividends paid to shareholders and $1.1 million of common stock repurchases. Cash dividends declared per common share were $0.08 and $0.07 for the three months ended March 31, 2017 and 2016, respectively.
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
As of March 31, 2017, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$694,012	12.25%	$524,007	9.250%	$594,818	10.50%	$566,494	10.00%
First Commonwealth Bank	622,025	11.06	520,070	9.250	590,350	10.50	562,238	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$641,441	11.32%	$410,708	7.250%	$481,520	8.50%	$453,195	8.00%
First Commonwealth Bank	569,454	10.13	407,622	7.250	477,902	8.50	449,790	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$641,441	9.85%	$260,527	4.000%	$260,527	4.00%	$325,659	5.00%
First Commonwealth Bank	569,454	8.79	259,048	4.000	259,048	4.00	323,809	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$571,441	10.09%	$325,734	5.750%	$396,546	7.00%	$368,221	6.50%
First Commonwealth Bank	569,454	10.13	323,287	5.750	393,567	7.00	365,455	6.50

On April 25, 2017, First Commonwealth Financial Corporation declared a quarterly dividend of $0.08 per share payable on May 19, 2017 to shareholders of record as of May 5, 2017. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

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
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	2017 Annual Incentive Plan	Filed herewith

10.2	2017-2019 Long-Term Incentive Plan	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: May 9, 2017	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: May 9, 2017	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer