Form 10-Q
period 2017-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2017-08-09
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of August 8, 2017, was 97,479,039.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2017	December 31, 2016
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$103,602	$91,033
Interest-bearing bank deposits	12,310	24,644
Securities available for sale, at fair value	786,246	778,612
Securities held to maturity, at amortized cost (Fair value of $449,127 and $368,618 at June 30, 2017 and December 31, 2016, respectively)	450,886	372,513
Other investments	34,340	36,498
Loans held for sale	9,785	7,052
Loans:
Portfolio loans	5,374,782	4,879,347
Allowance for credit losses	(48,067)	(50,185)
Net loans	5,326,715	4,829,162
Premises and equipment, net	79,670	67,534
Other real estate owned	5,964	6,805
Goodwill	255,359	186,483
Amortizing intangibles, net	16,671	12,013
Bank owned life insurance	210,285	187,021
Other assets	91,553	84,648
Total assets	$7,383,386	$6,684,018
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,404,081	$1,268,786
Interest-bearing	4,129,054	3,678,622
Total deposits	5,533,135	4,947,408
Short-term borrowings	846,137	867,943
Subordinated debentures	72,167	72,167
Other long-term debt	8,458	8,749
Capital lease obligation	7,764	—
Total long-term debt	88,389	80,916
Other liabilities	36,260	37,822
Total liabilities	6,503,921	5,934,089
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 and 105,563,455 shares issued at June 30, 2017 and December 31, 2016, respectively, and 97,483,067 and 89,007,077 shares outstanding at June 30, 2017 and December 31, 2016, respectively	113,915	105,563
Additional paid-in capital	470,123	366,426
Retained earnings	427,748	412,764
Accumulated other comprehensive loss, net	(4,991)	(7,027)
Treasury stock (16,431,835 and 16,556,378 shares at June 30, 2017 and December 31, 2016, respectively)	(127,330)	(127,797)
Total shareholders’ equity	879,465	749,929
Total liabilities and shareholders’ equity	$7,383,386	$6,684,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$54,913	$45,698	$103,213	$90,732
Interest and dividends on investments:
Taxable interest	7,364	7,028	14,358	14,174
Interest exempt from federal income taxes	405	371	802	732
Dividends	383	748	859	1,554
Interest on bank deposits	55	5	67	11
Total interest income	63,120	53,850	119,299	107,203
Interest Expense
Interest on deposits	2,208	1,928	4,020	3,517
Interest on short-term borrowings	2,197	2,100	3,946	4,335
Interest on subordinated debentures	738	644	1,443	1,278
Interest on other long-term debt	81	87	164	175
Interest on lease obligations	79	—	79	—
Total interest expense	5,303	4,759	9,652	9,305
Net Interest Income	57,817	49,091	109,647	97,898
Provision for credit losses	(1,609)	10,372	1,620	16,898
Net Interest Income after Provision for Credit Losses	59,426	38,719	108,027	81,000
Noninterest Income
Net securities (losses) gains	(49)	28	603	28
Trust income	1,711	1,320	3,128	2,575
Service charges on deposit accounts	4,736	3,845	9,055	7,553
Insurance and retail brokerage commissions	2,442	1,985	4,524	3,944
Income from bank owned life insurance	1,449	1,311	2,741	2,607
Gain on sale of mortgage loans	1,315	932	2,292	1,615
Gain on sale of other loans and assets	457	466	764	661
Card-related interchange income	4,842	3,784	9,093	7,341
Derivatives mark to market	(37)	(531)	(35)	(1,545)
Swap fee income	314	800	241	1,260
Other income	1,724	1,618	3,430	3,234
Total noninterest income	18,904	15,558	35,836	29,273
Noninterest Expense
Salaries and employee benefits	25,298	19,888	48,764	41,565
Net occupancy expense	4,121	3,186	7,882	6,667
Furniture and equipment expense	3,323	2,882	6,411	5,749
Data processing expense	2,345	1,788	4,430	3,547
Advertising and promotion expense	988	664	1,794	1,190
Pennsylvania shares tax expense	1,161	1,092	1,977	1,850
Intangible amortization	846	114	1,418	251
Collection and repossession expense	443	474	940	1,043
Other professional fees and services	1,096	873	2,055	1,664
FDIC insurance	977	1,062	1,770	2,100
Loss on sale or write-down of assets	1,220	345	1,319	441
Litigation and operational losses	277	635	509	879
Merger and acquisition related	9,870	240	10,481	240
Other operating expenses	6,298	4,167	11,278	8,368
Total noninterest expense	58,263	37,410	101,028	75,554
Income Before Income Taxes	20,067	16,867	42,835	34,719
Income tax provision	6,054	4,860	12,934	10,239
Net Income	$14,013	$12,007	$29,901	$24,480
Average Shares Outstanding	97,183,599	88,831,758	93,079,546	88,835,923
Average Shares Outstanding Assuming Dilution	97,232,288	88,838,614	93,125,939	88,840,683
Per Share Data:
Basic Earnings per Share	$0.14	$0.14	$0.32	$0.28
Diluted Earnings per Share	$0.14	$0.14	$0.32	$0.28
Cash Dividends Declared per Common Share	$0.08	$0.07	$0.16	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net Income	$14,013	$12,007	$29,901	$24,480
Other comprehensive income, before tax expense:
Unrealized holding gains on securities arising during the period	1,702	3,802	4,245	13,872
Less: reclassification adjustment for gains on securities included in net income	49	(28)	(603)	(28)
Unrealized holding (losses) gains on derivatives arising during the period	(66)	359	(582)	2,094
Less: reclassification adjustment for (gains) losses on derivatives included in net income	(5)	(26)	73	(41)
Total other comprehensive income, before tax expense	1,680	4,107	3,133	15,897
Income tax expense related to items of other comprehensive income	(588)	(1,438)	(1,097)	(5,564)
Total other comprehensive income	1,092	2,669	2,036	10,333
Comprehensive Income	$15,105	$14,676	$31,937	$34,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2016	89,007,077	$105,563	$366,426	$412,764	$(7,027)	$(127,797)	$749,929
Net income				29,901			29,901
Other comprehensive income					2,036		2,036
Cash dividends declared ($0.16 per share)				(14,917)			(14,917)
Treasury stock acquired	(81,696)					(1,141)	(1,141)
Treasury stock reissued	181,211		1,170	—		1,387	2,557
Restricted stock	25,028	—	138	—		221	359
Common stock issued	8,351,447	8,352	102,389				110,741
Balance at June 30, 2017	97,483,067	$113,915	$470,123	$427,748	$(4,991)	$(127,330)	$879,465

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2015	88,961,268	$105,563	$365,981	$378,081	$(2,386)	$(127,693)	$719,546
Net income				24,480			24,480
Other comprehensive income					10,333		10,333
Cash dividends declared ($0.14 per share)				(12,451)			(12,451)
Treasury stock acquired	(97,769)					(902)	(902)
Treasury stock reissued	23,148		39	—		177	216
Restricted stock	63,348	—	161	—		403	564
Balance at June 30, 2016	88,949,995	$105,563	$366,181	$390,110	$7,947	$(128,015)	$741,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Operating Activities	(dollars in thousands)
Net income	$29,901	$24,480
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,620	16,898
Deferred tax expense	3,968	1,909
Depreciation and amortization	4,414	3,481
Net gains on securities and other assets	(2,209)	(372)
Net amortization of premiums and discounts on securities	1,782	2,264
Income from increase in cash surrender value of bank owned life insurance	(2,741)	(2,607)
Decrease (increase) in interest receivable	242	(315)
Mortgage loans originated for sale	(70,521)	(56,139)
Proceeds from sale of mortgage loans	71,464	55,251
Increase (decrease) in interest payable	857	(84)
Decrease in income taxes payable	(764)	(2,534)
Other-net	3,729	(4,758)
Net cash provided by operating activities	41,742	37,474
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	22,227	18,601
Purchases	(101,372)	(40,161)
Transactions with securities available for sale:
Proceeds from sales	103,618	55,744
Proceeds from maturities and redemptions	66,189	82,527
Purchases	(85,220)	(94,777)
Purchases of FHLB stock	(22,329)	(20,324)
Proceeds from the redemption of FHLB stock	27,736	25,189
Proceeds from sale of loans	8,501	213
Proceeds from sale of other assets	2,744	3,621
Acquisition, net of cash acquired	3,188	—
Net increase in loans	(125,791)	(173,817)
Purchases of other assets	(547)	(204)
Purchases of premises and equipment	(3,939)	(4,201)
Net cash used in investing activities	(104,995)	(147,589)
Financing Activities
Net decrease in federal funds purchased	—	(4,000)
Net decrease in other short-term borrowings	(21,806)	(42,138)
Net increase in deposits	101,501	198,838
Repayments of other long-term debt	(291)	(280)
Repayments of capital lease obligation	(86)	—
Dividends paid	(14,917)	(12,451)
Proceeds from reissuance of treasury stock	228	216
Purchase of treasury stock	(1,141)	(902)
Net cash provided by financing activities	63,488	139,283
Net increase in cash and cash equivalents	235	29,168
Cash and cash equivalents at January 1	115,677	69,452
Cash and cash equivalents at June 30	$115,912	$98,620

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
The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year of 2017. These interim financial statements should be read in conjunction with First Commonwealth’s 2016 Annual Report on Form 10-K.
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.
Note 2 Acquisition

On April 3, 2017, the Company completed its acquisition of DCB Financial Corporation ("DCB") and its banking subsidiary, The Delaware County Bank and Trust Company, for consideration of $21.2 million in cash and 8.4 million shares of the Company's common stock. Through the acquisition, the Company obtained nine full-service banking offices which are operating under the First Commonwealth name. This acquisition expands the Company's presence in the central Ohio market and added $383.1 million in loans and $484.4 million in deposits to the Company's balance sheet.

The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the DCB acquisition (dollars in thousands):

Consideration Paid
Cash paid to shareholders	$21,232
Shares issued to shareholders (8,356,882 shares)	110,812
Total consideration paid		$132,044

Fair Value of Assets Acquired
Cash and cash equivalents	24,420
Investment securities	88,986
FHLB stock	3,250
Loans	383,083
Premises and other equipment	12,143
Core deposit intangible	5,998
Other real estate	68
Bank owned life insurance	20,522
Other assets	16,436
Total assets acquired	554,906

Fair Value of Liabilities Assumed
Deposits	484,366
Capital lease obligation	7,851
Other liabilities	1,182
Total liabilities assumed	493,399

Total Fair Value of Identifiable Net Assets		61,507

Goodwill		$70,537
The goodwill of $70.5 million arising from the acquisition represents the value of synergies and economies of scale expected from combining the operations of the Company with DCB Financial Corporation.
The Company determined that this acquisition constitutes a business combination as defined in FASB ASC Topic 805, “Business Combinations.” Accordingly, as of the date of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” Acquired loans were recorded at fair value with no carryover of the related allowance for loan losses. Fair value is established by discounting the expected future cash flows with a market discount rate for like maturities and risk instruments. At the date of acquisition, none of the loans were accounted for under the guidance of ASC Topic 310-30, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.” We acquired $390.8 million in total loans and recognized a net combined yield and credit market adjustment of $7.7 million.
The fair value of the 8,356,882 common shares issued was determined based on the market price of the Company's common shares on the acquisition date. The fair value of the acquired loans, premises and other equipment, customer deposit intangible, other assets and assumed deposits may change during the provisional period, which may last up to twelve months subsequent to the acquisition date. The Company may obtain additional information to refine the valuation of the acquired assets and liabilities and adjust the recorded fair value, although such adjustments are not expected to be significant. Adjustments recorded to the acquired assets and liabilities will be applied prospectively in accordance with ASU No. 2015-16, “Business Combinations.”
Costs related to the acquisition totaled $10.3 million. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Condensed Consolidated Statements of Income.

As a result of the full integration of the operations of DCB, it is not practicable to determine revenue or net income included in the Company's operating results relating to DCB since the date of acquisition as DCB’s results cannot be separately identified.

Note 3 Supplemental Comprehensive Income Disclosures
The following table identifies the related tax effects allocated to each component of other comprehensive income (“OCI”) in the Condensed Consolidated Statements of Comprehensive Income. Reclassification adjustments related to securities available for sale are included in the "Net securities (losses) gains" line and reclassification adjustments related to losses on derivatives are included in the "Other operating expenses" line in the Condensed Consolidated Statements of Income.

	For the Six Months Ended June 30,
	2017			2016
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$4,245	$(1,486)	$2,759	$13,872	$(4,855)	$9,017
Reclassification adjustment for gains on securities included in net income	(603)	211	(392)	(28)	10	(18)
Total unrealized gains on securities	3,642	(1,275)	2,367	13,844	(4,845)	8,999
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(582)	204	(378)	2,094	(733)	1,361
Reclassification adjustment for losses (gains) on derivatives included in net income	73	(26)	47	(41)	14	(27)
Total unrealized (losses) gains on derivatives	(509)	178	(331)	2,053	(719)	1,334
Total other comprehensive income	$3,133	$(1,097)	$2,036	$15,897	$(5,564)	$10,333

	For the Three Months Ended June 30,
	2017			2016
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$1,702	$(596)	$1,106	$3,802	$(1,331)	$2,471
Reclassification adjustment for losses (gains) on securities included in net income	49	(17)	32	(28)	10	(18)
Total unrealized gains on securities	1,751	(613)	1,138	3,774	(1,321)	2,453
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(66)	23	(43)	359	(126)	233
Reclassification adjustment for gains on derivatives included in net income	(5)	2	(3)	(26)	9	(17)
Total unrealized (losses) gains on derivatives	(71)	25	(46)	333	(117)	216
Total other comprehensive income	$1,680	$(588)	$1,092	$4,107	$(1,438)	$2,669

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the six months ended June 30:

	2017				2016
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(7,455)	$225	$203	$(7,027)	$(2,956)	$10	$560	$(2,386)
Other comprehensive income before reclassification adjustment	2,759	—	(378)	2,381	9,017	—	1,361	10,378
Amounts reclassified from accumulated other comprehensive (loss) income	(392)	—	47	(345)	(18)	—	(27)	(45)
Net other comprehensive income during the period	2,367	—	(331)	2,036	8,999	—	1,334	10,333
Balance at June 30	$(5,088)	$225	$(128)	$(4,991)	$6,043	$10	$1,894	$7,947

Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest, as well as detail on non-cash investing and financing activities for the six months ended June 30:

	2017	2016
	(dollars in thousands)
Cash paid during the period for:
Interest	$8,917	$9,583
Income taxes	11,394	10,500
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	1,519	2,632
Loans transferred from held to maturity to held for sale	9,053	3,573
Gross increase in market value adjustment to securities available for sale	3,642	13,845
Gross (decrease) increase in market value adjustment to securities derivatives	(508)	2,053
Investments committed to purchase, not settled	—	1,946
Noncash treasury stock reissuance	2,258	—
Net assets acquired through acquisition	37,087	—
Proceeds from death benefit on bank-owned life insurance not received	—	523

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares issued	113,731,354	105,563,455	109,669,968	105,563,455
Average treasury stock shares	(16,435,520)	(16,620,341)	(16,481,109)	(16,621,717)
Average unearned nonvested shares	(112,235)	(111,356)	(109,313)	(105,815)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	97,183,599	88,831,758	93,079,546	88,835,923
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	48,689	6,856	46,393	4,760
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	97,232,288	88,838,614	93,125,939	88,840,683
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the six months ended June 30 because to do so would have been antidilutive.

	2017			2016
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	26,022	$9.26	$13.96	81,887	$7.57	$9.84
Restricted Stock Units	24,375	$15.09	$15.09	—	$—	$—

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
The following table identifies the notional amount of those instruments at:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,787,811	$1,733,820
Financial standby letters of credit	15,540	18,108
Performance standby letters of credit	25,760	26,630
Commercial letters of credit	871	1,301

The notional amounts outstanding as of June 30, 2017 include amounts issued in 2017 of $0.4 million in financial standby letters of credit, $0.7 million in performance standby letters of credit and no commercial letters of credit. A liability of $0.2 million and $0.2 million has been recorded as of June 30, 2017 and December 31, 2016, respectively, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $4.6 million as of June 30, 2017 and $4.1 million as of December 31, 2016. This liability is reflected in "Other liabilities" in the Condensed Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2017, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $7 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	June 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$13,839	$1,352	$(7)	$15,184	$15,143	$1,481	$(7)	$16,617
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	694,114	4,638	(8,063)	690,689	683,601	4,557	(11,305)	676,853
Mortgage-Backed Securities – Commercial	—	—	—	—	1	—	—	1
Other Government-Sponsored Enterprises	1,096	—	—	1,096	16,700	—	(69)	16,631
Obligations of States and Political Subdivisions	27,079	476	—	27,555	27,075	195	(41)	27,229
Corporate Securities	15,899	505	—	16,404	5,903	416	—	6,319
Pooled Trust Preferred Collateralized Debt Obligations	40,378	463	(7,193)	33,648	39,989	427	(7,124)	33,292
Total Debt Securities	792,405	7,434	(15,263)	784,576	788,412	7,076	(18,546)	776,942
Equities	1,670	—	—	1,670	1,670	—	—	1,670
Total Securities Available for Sale	$794,075	$7,434	$(15,263)	$786,246	$790,082	$7,076	$(18,546)	$778,612

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2017, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$996	$997
Due after 1 but within 5 years	14,087	14,176
Due after 5 but within 10 years	27,079	27,555
Due after 10 years	42,290	35,975
	84,452	78,703
Mortgage-Backed Securities (a)	707,953	705,873
Total Debt Securities	$792,405	$784,576

(a)
Mortgage-Backed Securities include an amortized cost of $13.8 million and a fair value of $15.2 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $694.1 million and a fair value of $690.7 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the six months ended June 30:

	2017	2016
	(dollars in thousands)
Proceeds from sales	$103,618	$55,744
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$—	$304
Gross losses	(49)	(276)
	(49)	28
Maturities and impairment
Gross gains	712	—
Gross losses	(60)	—
	652	—
Net gains and impairment	$603	$28

Proceeds from sales of investments for the six months ended June 30, 2017 included the liquidation of the DCB investment portfolio in April 2017. These securities were sold because of the small positions held in the portfolio. Gross gains of $0.7 million recognized in 2017 were a result of the early redemption of one of our trust preferred securities. Securities available for sale with an estimated fair value of $517.2 million and $445.8 million were pledged as of June 30, 2017 and December 31, 2016, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	June 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$4,142	$—	$(13)	$4,129	$4,297	$—	$(4)	$4,293
Mortgage-Backed Securities- Commercial	58,780	—	(727)	58,053	34,444	—	(561)	33,883
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	332,768	193	(1,527)	331,434	280,430	5	(2,527)	277,908
Mortgage-Backed Securities – Commercial	14,393	22	—	14,415	14,675	—	(142)	14,533
Obligations of States and Political Subdivisions	40,603	431	(138)	40,896	38,667	55	(721)	38,001
Debt Securities Issued by Foreign Governments	200	—	—	200	—	—	—	—
Total Securities Held to Maturity	$450,886	$646	$(2,405)	$449,127	$372,513	$60	$(3,955)	$368,618
The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	3,118	3,142
Due after 5 but within 10 years	32,061	32,354
Due after 10 years	5,624	5,600
	40,803	41,096
Mortgage-Backed Securities (a)	410,083	408,031
Total Debt Securities	$450,886	$449,127

(a)
Mortgage-Backed Securities include an amortized cost of $62.9 million and a fair value of $62.2 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $347.2 million and a fair value of $345.8 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Securities held to maturity with an amortized cost of $296.3 million and $119.2 million were pledged as of June 30, 2017 and December 31, 2016, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit-related other-than-temporary impairment on debt securities is recognized in earnings, while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the six months ended June 30, 2017 and 2016, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at June 30, 2017 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$5,825	$(20)	$—	$—	$5,825	$(20)
Mortgage-Backed Securities – Commercial	58,053	(727)	—	—	58,053	(727)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	634,704	(7,786)	63,386	(1,804)	698,090	(9,590)
Other Government-Sponsored Enterprises	100	—	—	—	100	—
Obligations of States and Political Subdivisions	7,786	(138)	—	—	7,786	(138)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	29,187	(7,193)	29,187	(7,193)
Total Securities	$706,468	$(8,671)	$92,573	$(8,997)	$799,041	$(17,668)

At June 30, 2017, fixed income securities issued by U.S. Government-sponsored enterprises and U.S. Government agencies comprised 54% and 4%, respectively, of total unrealized losses due to changes in market interest rates. Pooled trust preferred collateralized debt obligations accounted for 41% of the unrealized losses primarily due to the illiquid market for this investment type. At June 30, 2017, there are 87 debt securities in an unrealized loss position.

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
As of June 30, 2017, our corporate securities had an amortized cost and an estimated fair value of $15.9 million and $16.4 million, respectively. As of December 31, 2016, our corporate securities had an amortized cost and estimated fair value of $5.9 million and $6.3 million, respectively. Corporate securities are comprised of debt for large regional banks. There were no corporate securities in an unrealized loss position as of June 30, 2017 and December 31, 2016. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
As of June 30, 2017, the book value of our pooled trust preferred collateralized debt obligations totaled $40.4 million with an estimated fair value of $33.6 million, which includes securities comprised of 256 banks and other financial institutions. All of our pooled securities are mezzanine tranches, two of which have no senior class remaining in the issue. The credit ratings on all of our issues are below investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of June 30, 2017, after taking into account management’s best estimates of future interest deferrals and defaults, two of our securities had no excess subordination in the tranches we own and six of our securities had excess subordination which ranged from 2% to 84% of the current performing collateral.

The following table provides information related to our pooled trust preferred collateralized debt obligations as of June 30, 2017:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL IV	Mezzanine	$1,823	$1,361	$(462)	Ba1/BB	6	18.05%	60.51%
Pre TSL VIII	Mezzanine	1,983	2,139	156	C/C	27	40.34	0.00
Pre TSL IX	Mezzanine	2,430	1,965	(465)	B1/C	37	27.83	11.71
Pre TSL X	Mezzanine	1,801	2,016	215	Caa1/C	42	30.10	1.97
Pre TSL XII	Mezzanine	5,991	4,913	(1,078)	B3/C	64	24.13	0.00
Pre TSL XIII	Mezzanine	13,070	10,965	(2,105)	Ba1/CCC	52	8.02	45.06
Pre TSL XIV	Mezzanine	13,066	9,983	(3,083)	Ba2/CCC	52	12.87	40.25
MMCap I	Mezzanine	214	306	92	Ca/C	8	58.11	83.52
Total		$40,378	$33,648	$(6,730)

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
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the three and six months ended June 30, 2017 and 2016, there were no credit-related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments, we determine a credit-related portion and a non-credit related portion of other-than-temporary impairment. The credit-related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit-related impairment. A discounted cash flow analysis provides the best estimate of credit-related other-than-temporary impairment for these securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at June 30, 2017. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

•
Credit Analysis – A quarterly credit evaluation is performed for each of the 256 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they will become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of June 30, 2017, default probabilities for performing collateral ranged from 0.33% to 75%.

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
Our cash flow analysis as of June 30, 2017, indicates that no credit-related other-than-temporary impairment has occurred on our pooled trust preferred securities during the six months ended June 30, 2017. Based upon the analysis performed by management, it is probable that two of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior periods. These securities are identified in the previous table with 0.00% “Excess Subordination as a % of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of June 30, 2017 indicates it is probable that we will collect all contractual principal and interest payments. For five of those securities, PreTSL IX, PreTSL X, PreTSL XIII, PreTSL XIV and MMCap I, other-than-temporary impairment charges were recorded in prior periods; however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL IV. Our cash flow analysis as of June 30, 2017, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in the present value of estimated future principal and interest payments exceeding the securities' current book value. The excess for each bond of the present value of future cash flows over our current book value ranges from 18% to 111% and will be recognized as an adjustment to yield over the remaining life of these securities. The excess subordination recognized as an adjustment to yield is reflected in the following table as increases in cash flows expected to be collected.
The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Balance, beginning (a)	$16,828	$24,590	$17,056	$24,851
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(218)	(280)	(446)	(541)
Reduction for debt securities called during the period	—	—	—	—
Balance, ending	$16,610	$24,310	$16,610	$24,310

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
In the first six months of 2017 and 2016, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of June 30, 2017 and 2016, there were no equity securities in an unrealized loss position.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2017 and December 31, 2016, our FHLB stock totaled $34.3 million and $36.5 million, respectively, and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and six months ended June 30, 2017.
Note 9 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	June 30, 2017			December 31, 2016
	Originated	Acquired	Total	Originated	Acquired	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,157,542	$42,258	$1,199,800	$1,131,148	$8,399	$1,139,547
Real estate construction	237,035	12,220	249,255	217,840	1,781	219,621
Residential real estate	1,169,217	247,709	1,416,926	1,165,851	63,341	1,229,192
Commercial real estate	1,819,590	143,411	1,963,001	1,717,043	25,167	1,742,210
Loans to individuals	535,819	9,981	545,800	546,589	2,188	548,777
Total loans	$4,919,203	$455,579	$5,374,782	$4,778,471	$100,876	$4,879,347
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	June 30, 2017
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,076,627	$237,035	$1,155,603	$1,767,348	$535,611	$4,772,224
Non-Pass
OAEM	47,113	—	3,076	34,630	—	84,819
Substandard	28,828	—	10,538	17,612	208	57,186
Doubtful	4,974	—	—	—	—	4,974
Total Non-Pass	80,915	—	13,614	52,242	208	146,979
Total	$1,157,542	$237,035	$1,169,217	$1,819,590	$535,819	$4,919,203

Acquired loans
Pass	$40,132	$12,220	$245,180	$134,825	$9,981	$442,338
Non-Pass
OAEM	1,193	—	942	3,518	—	5,653
Substandard	933	—	1,587	5,068	—	7,588
Doubtful	—	—	—	—	—	—
Total Non-Pass	2,126	—	2,529	8,586	—	13,241
Total	$42,258	$12,220	$247,709	$143,411	$9,981	$455,579

	December 31, 2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,038,844	$217,565	$1,152,511	$1,691,220	$546,316	$4,646,456
Non-Pass
OAEM	27,387	275	5,923	7,596	—	41,181
Substandard	64,917	—	7,417	18,227	273	90,834
Doubtful	—	—	—	—	—	—
Total Non-Pass	92,304	275	13,340	25,823	273	132,015
Total	$1,131,148	$217,840	$1,165,851	$1,717,043	$546,589	$4,778,471

Acquired loans
Pass	$7,591	$1,781	$62,919	$24,043	$2,185	$98,519
Non-Pass
OAEM	486	—	—	—	—	486
Substandard	322	—	422	1,124	3	1,871
Doubtful	—	—	—	—	—	—
Total Non-Pass	808	—	422	1,124	3	2,357
Total	$8,399	$1,781	$63,341	$25,167	$2,188	$100,876

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Portfolio Risks
The credit quality of our loan portfolio can potentially represent significant risk to our earnings, capital and liquidity. First Commonwealth devotes substantial resources to managing this risk primarily through our credit administration department that develops and administers policies and procedures for underwriting, maintaining, monitoring and collecting loans. Credit administration is independent of our lending departments and oversight is provided by the credit committee of the First Commonwealth Board of Directors.
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of June 30, 2017. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of June 30, 2017 and December 31, 2016. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	June 30, 2017
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated loans
Commercial, financial, agricultural and other	$1,864	$88	$48	$12,561	$14,561	$1,142,981	$1,157,542
Real estate construction	—	—	—	—	—	237,035	237,035
Residential real estate	3,325	1,189	1,015	6,363	11,892	1,157,325	1,169,217
Commercial real estate	863	166	5	3,802	4,836	1,814,754	1,819,590
Loans to individuals	1,487	615	712	208	3,022	532,797	535,819
Total	$7,539	$2,058	$1,780	$22,934	$34,311	$4,884,892	$4,919,203

Acquired loans
Commercial, financial, agricultural and other	$—	$—	$—	$563	$563	$41,695	$42,258
Real estate construction	—	—	—	—	—	12,220	12,220
Residential real estate	68	133	106	626	933	246,776	247,709
Commercial real estate	—	—	—	3,298	3,298	140,113	143,411
Loans to individuals	65	27	12	—	104	9,877	9,981
Total	$133	$160	$118	$4,487	$4,898	$450,681	$455,579

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At June 30, 2017 and December 31, 2016, there were no nonaccrual loans held for sale. In addition, $21 thousand in gains were recognized in income during the second quarter of 2017 as the result of the sale of a nonaccrual loan held for sale at March 31, 2017. There were no gains or losses recognized in income for the six months ended June 30, 2016.
Significant nonaccrual loans as of June 30, 2017, include the following:

•
A $5.0 million relationship of commercial industrial loans to a steel and aluminum servicing company. These loans were originated in 2011 and were placed in nonaccrual status during the first quarter of 2016. During the second quarter of 2017, a restructuring agreement resulted in payments of $2.4 million on these loans. A collateral valuation was completed in the second quarter of 2017.

•
A $2.8 million relationship of commercial industrial loans to a local energy company involved in the drilling and production of natural gas wells. These loans were originated from 2008 to 2011 and were placed in nonaccrual status during the third quarter of 2013. Two of these loans were modified resulting in TDR classification: one loan totaling $0.6 million was modified in 2012, and the other loan totaling $2.2 million was modified in 2014. Charge-offs totaling $0.4 million were recognized in the first six months of 2017. A valuation of the collateral was updated during the first quarter of 2017.

•	A $2.1 million commercial real estate loan to a property manager. This loan was acquired as part of the DCB acquisition. A valuation of the collateral was completed during the second quarter of 2017.
The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of June 30, 2017 and December 31, 2016. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	June 30, 2017			December 31, 2016
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Originated loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$8,290	$14,697		$9,549	$15,369
Real estate construction	—	—		—	—
Residential real estate	11,128	12,975		10,873	13,004
Commercial real estate	6,524	7,498		5,765	6,905
Loans to individuals	341	391		382	507
Subtotal	26,283	35,561		26,569	35,785
With an allowance recorded:
Commercial, financial, agricultural and other	8,634	12,699	$1,681	13,423	19,226	$2,530
Real estate construction	—	—	—	—	—	—
Residential real estate	342	459	31	424	475	164
Commercial real estate	428	427	259	810	810	434
Loans to individuals	—	—	—	—	—	—
Subtotal	9,404	13,585	1,971	14,657	20,511	3,128
Total	$35,687	$49,146	$1,971	$41,226	$56,296	$3,128

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2017			December 31, 2016
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Acquired loans
With no related allowance recorded:
Commercial, financial, agricultural and other	$72	$72		$—	$—
Real estate construction	—	—		—	—
Residential real estate	624	943		406	480
Commercial real estate	3,140	4,012		162	162
Loans to individuals	—	—		3	3
Subtotal	3,836	5,027		571	645
With an allowance recorded:
Commercial, financial, agricultural and other	490	490	$110	—	—	$—
Real estate construction	—	—	—	—	—	—
Residential real estate	14	28	4	16	16	16
Commercial real estate	158	162	50	—	—	—
Loans to individuals	—	—	—	—	—	—
Subtotal	662	680	164	16	16	16
Total	$4,498	$5,707	$164	$587	$661	$16

	For the Six Months Ended June 30,
	2017				2016
	Originated Loans		Acquired Loans		Originated Loans
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$13,888	$289	$36	$—	$20,116	$249
Real estate construction	—	—	50	—	9	44
Residential real estate	11,434	185	465	7	11,232	137
Commercial real estate	6,586	88	1,575	—	7,136	67
Loans to individuals	341	11	—	—	442	3
Subtotal	32,249	573	2,126	7	38,935	500
With an allowance recorded:
Commercial, financial, agricultural and other	9,220	46	82	—	17,939	91
Real estate construction	—	—	—	—	—	—
Residential real estate	279	—	7	—	347	—
Commercial real estate	484	13	161	—	861	11
Loans to individuals	—	—	—	—	—	—
Subtotal	9,983	59	250	—	19,147	102
Total	$42,232	$632	$2,376	$7	$58,082	$602

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2017				2016
	Originated Loans		Acquired Loans		Originated Loans
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$12,583	$251	$72	$—	$18,995	$95
Real estate construction	—	—	100	—	—	—
Residential real estate	11,339	110	623	7	11,462	90
Commercial real estate	6,596	34	3,151	—	6,887	29
Loans to individuals	344	9	—	—	405	2
Subtotal	30,862	404	3,946	7	37,749	216
With an allowance recorded:
Commercial, financial, agricultural and other	8,813	20	164	—	22,788	65
Real estate construction	—	—	—	—	—	—
Residential real estate	332	—	14	—	476	—
Commercial real estate	481	6	160	—	921	6
Loans to individuals	—	—	—	—	—	—
Subtotal	9,626	26	338	—	24,185	71
Total	$40,488	$430	$4,284	$7	$61,934	$287
Unfunded commitments related to nonperforming loans were $1.5 million at June 30, 2017 and $1.8 million at December 31, 2016. After consideration of the requirements to draw and available collateral related to these commitments, a reserve of $0.1 million and $12 thousand was established for these off balance sheet exposures at June 30, 2017 and December 31, 2016, respectively.

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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$12,764	$13,790
Nonaccrual status	11,868	11,569
Total	$24,632	$25,359
Commitments
Letters of credit	$60	$—
Unused lines of credit	87	358
Total	$147	$358

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Six Months Ended June 30, 2017
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	4	$6,768	$1,786	$—	$8,554	$6,422	$960
Residential real estate	12	129	187	413	729	683	4
Commercial real estate	3	179	—	84	263	258	—
Loans to individuals	7	—	17	48	65	56	—
Total	26	$7,076	$1,990	$545	$9,611	$7,419	$964

	For the Six Months Ended June 30, 2016
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	5	$92	$4,009	$—	$4,101	$3,708	$40
Residential real estate	26	—	114	2,416	2,530	2,440	—
Commercial real estate	6	1,264	—	25	1,289	1,227	74
Loans to individuals	5	—	29	11	40	30	—
Total	42	$1,356	$4,152	$2,452	$7,960	$7,405	$114
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the six months ended June 30, 2017 and 2016, $0.2 million and $4.2 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2017 and 2016 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2017
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	3	$6,768	$1,745	$—	$8,513	$6,385	$960
Residential real estate	5	—	85	108	193	189	4
Commercial real estate	1	—	—	68	68	68	—
Loans to individuals	4	—	3	17	20	17	—
Total	13	$6,768	$1,833	$193	$8,794	$6,659	$964

	For the Three Months Ended, June 30, 2016
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	4	$92	$240	$—	$332	$217	$40
Residential real estate	17	—	—	1,435	1,435	1,428	—
Commercial real estate	4	1,198	—	—	1,198	1,173	74
Loans to individuals	2	—	11	6	17	15	—
Total	27	$1,290	$251	$1,441	$2,982	$2,833	$114
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the three months ended June 30, 2017 and 2016, $0.1 million and $0.3 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2017 and 2016 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to restructured loans that were considered to be in default during the six months ended June 30:

	2017		2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	4	$103	—	$—
Total	4	$103	—	$—
The following table provides information related to restructured loans that were considered to be in default during the three months ended June 30:

	2017		2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	4	$103	—	$—
Total	4	$103	—	$—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Six Months Ended June 30, 2017
	Commercial, financial, agricultural and other		Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$35,974		$577	$2,492	$6,619	$4,504	$50,166
Charge-offs	(5,277)		—	(610)	(60)	(2,170)	(8,117)
Recoveries	3,636		96	192	146	248	4,318
Provision (credit)	(961)		95	42	602	1,750	1,528
Ending balance	33,372		768	2,116	7,307	4,332	47,895
Acquired loans:
Beginning balance	—		—	19	—	—	19
Charge-offs	—		—	(9)	—	(8)	(17)
Recoveries	—	—	1	27	4	46	78
Provision (credit)	118		(1)	(33)	46	(38)	92
Ending balance	118		—	4	50	—	172
Total ending balance	$33,490		$768	$2,120	$7,357	$4,332	$48,067
Ending balance: individually evaluated for impairment	$1,791		$—	$35	$309	$—	$2,135
Ending balance: collectively evaluated for impairment	31,699		768	2,085	7,048	4,332	45,932
Loans:
Ending balance	1,199,800		249,255	1,416,926	1,963,001	545,800	5,374,782
Ending balance: individually evaluated for impairment	16,917		—	6,978	8,697	—	32,592
Ending balance: collectively evaluated for impairment	1,182,883		249,255	1,409,948	1,954,304	545,800	5,342,190

	For the Six Months Ended June 30, 2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$31,035	$887	$2,606	$11,924	$4,360	$50,812
Charge-offs	(6,145)	—	(602)	(408)	(2,491)	(9,646)
Recoveries	198	227	260	783	289	1,757
Provision (credit)	21,269	(634)	341	(6,437)	2,359	16,898
Ending balance	$46,357	$480	$2,605	$5,862	$4,517	$59,821
Ending balance: individually evaluated for impairment	$15,018	$—	$48	$464	$—	$15,530
Ending balance: collectively evaluated for impairment	31,339	480	2,557	5,398	4,517	44,291
Loans:
Ending balance	1,185,062	242,132	1,199,005	1,648,222	569,355	4,843,776
Ending balance: individually evaluated for impairment	43,817	—	5,966	6,017	—	55,800
Ending balance: collectively evaluated for impairment	1,141,245	242,132	1,193,039	1,642,205	569,355	4,787,976

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2017
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$34,701	$614	$2,414	$6,582	$4,334	$48,645
Charge-offs	(1,452)	—	(145)	(29)	(972)	(2,598)
Recoveries	3,268	42	70	29	120	3,529
Provision (credit)	(3,145)	112	(223)	725	850	(1,681)
Ending balance	33,372	768	2,116	7,307	4,332	47,895
Acquired loans:
Beginning balance	—	—	31	—	—	31
Charge-offs	—	—	(1)	—	(1)	(2)
Recoveries	—	1	21	4	45	71
Provision (credit)	118	(1)	(47)	46	(44)	72
Ending balance	118	—	4	50	—	172
Total ending balance	$33,490	$768	$2,120	$7,357	$4,332	$48,067

	For the Three Months Ended, June 30, 2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$41,721	$901	$2,628	$5,483	$4,489	$55,222
Charge-offs	(4,753)	—	(220)	(143)	(1,022)	(6,138)
Recoveries	64	4	142	27	128	365
Provision (credit)	9,325	(425)	55	495	922	10,372
Ending balance	$46,357	$480	$2,605	$5,862	$4,517	$59,821

Note 10 Income Taxes
At June 30, 2017 and December 31, 2016, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state returns for tax years 2013 and forward remain open for examination as of June 30, 2017.
During the first quarter of 2017, First Commonwealth adopted ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718)." Adoption of this ASU resulted in a $0.1 million tax benefit.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$33,648		Discounted Cash Flow	Probability of default	0% - 100% (9.56%)
				Prepayment rates	0% - 72.4% (4.15%)
				Discount rates	5.25% - 12.00% (a)
Equities	1,670		Par Value	N/A	N/A
Impaired Loans	2,190	(b)	Reserve study	Discount rate	10.00%
				Gas per MMBTU	$2.87 - $3.61 (c)
				Oil per BBL/d	$56.05 - $57.65 (c)
	7,038	(b)	Discounted Cash Flow	Discount Rate	1.90% - 4.68%
Limited Partnership Investments	1,477		Par Value	N/A	N/A

(a)	Incorporates spread over risk free rate related primarily to credit quality and illiquidity of securities.

(b)	The remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(c)	Unobservable inputs are defined as follows: MMBTU - million British thermal units; BBL/d - barrels per day.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$15,184	$—	$15,184
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	690,689	—	690,689
Mortgage-Backed Securities - Commercial	—	—	—	—
Other Government-Sponsored Enterprises	—	1,096	—	1,096
Obligations of States and Political Subdivisions	—	27,555	—	27,555
Corporate Securities	—	16,404	—	16,404
Pooled Trust Preferred Collateralized Debt Obligations	—	—	33,648	33,648
Total Debt Securities	—	750,928	33,648	784,576
Equities	—	—	1,670	1,670
Total Securities Available for Sale	—	750,928	35,318	786,246
Other Investments	—	34,340	—	34,340
Loans Held for Sale	—	9,785	—	9,785
Other Assets(a)	—	4,396	1,477	5,873
Total Assets	$—	$799,449	$36,795	$836,244
Other Liabilities(a)	$—	$5,147	$—	$5,147
Total Liabilities	$—	$5,147	$—	$5,147

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$16,617	$—	$16,617
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	676,853	—	676,853
Mortgage-Backed Securities - Commercial	—	1	—	1
Other Government-Sponsored Enterprises	—	16,631	—	16,631
Obligations of States and Political Subdivisions	—	27,229	—	27,229
Corporate Securities	—	6,319	—	6,319
Pooled Trust Preferred Collateralized Debt Obligations	—	—	33,292	33,292
Total Debt Securities	—	743,650	33,292	776,942
Equities	—	—	1,670	1,670
Total Securities Available for Sale	—	743,650	34,962	778,612
Other Investments	—	36,498	—	36,498
Loans Held for Sale	—	7,052	—	7,052
Other Assets(a)	—	6,089	930	7,019
Total Assets	$—	$793,289	$35,892	$829,181
Other Liabilities(a)	$—	$5,972	$—	$5,972
Total Liabilities	$—	$5,972	$—	$5,972

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the six months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2017
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$33,292	$1,670	$930	$35,892
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	410	—	—	410
Purchases, issuances, sales and settlements
Purchases	—	—	547	547
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(54)	—	—	(54)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of period	$33,648	$1,670	$1,477	$36,795

	2016
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$35,658	$2,170	$—	$37,828
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	(1,905)	—	—	(1,905)
Purchases, issuances, sales and settlements
Purchases	—	36	168	204
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(30)	—	—	(30)
Transfers from Level 3	—	(536)		(536)
Transfers into Level 3	—	—	536	536
Balance, end of period	$33,723	$1,670	$704	$36,097
During the six months ended June 30, 2017, there were no transfers between fair value Levels 1, 2 or 3. During the six months ended June 30, 2016, $0.5 million in investments in limited partnerships were moved from other equity securities to other assets constituting the transfers into and out of Level 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2017 and 2016.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2017
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$33,741	$1,670	$1,340	$36,751
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	(87)	—	—	(87)
Purchases, issuances, sales and settlements
Purchases	—	—	137	137
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(6)	—	—	(6)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of period	$33,648	$1,670	$1,477	$36,795

	2016
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$33,273	$2,206	$—	35,479
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	480	—	—	480
Purchases, issuances, sales and settlements
Purchases	—	—	168	168
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(30)	—	—	(30)
Transfers from Level 3	—	(536)	—	(536)
Transfers into Level 3	—	—	536	536
Balance, end of period	$33,723	$1,670	$704	$36,097
During the three months ended June 30, 2017, there were no transfers between fair value Levels 1, 2 or 3. During the three months ended June 30, 2016, $0.5 million in investments in limited partnerships were moved from other equity securities to other assets constituting the transfers into and out of Level 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2017 and 2016.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$21,089	$16,961	$38,050
Other real estate owned	—	6,281	—	6,281
Total Assets	$—	$27,370	$16,961	$44,331

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$18,679	$19,990	$38,669
Other real estate owned	—	7,566	—	7,566
Total Assets	$—	$26,245	$19,990	$46,235
The following gain (losses) were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Impaired loans	$(238)	$(6,991)	$(1,278)	$(14,576)
Other real estate owned	(1,094)	(245)	(1,125)	(258)
Total losses	$(1,332)	$(7,236)	$(2,403)	$(14,834)
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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a current carrying value of $6.0 million as of June 30, 2017 and consists primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2017.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.2 million at June 30, 2017 and December 31, 2016. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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
Subordinated debt, long-term debt and capital lease obligation: The fair value is estimated by discounting the future cash flows using First Commonwealth’s estimate of the current market rate for similar types of borrowing arrangements or an announced redemption price.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	June 30, 2017
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$103,602	$103,602	$103,602	$—	$—
Interest-bearing deposits	12,310	12,310	12,310	—	—
Securities available for sale	786,246	786,246	—	750,928	35,318
Securities held to maturity	450,886	449,127	—	449,127	—
Other investments	34,340	34,340	—	34,340	—
Loans held for sale	9,785	9,785	—	9,785	—
Loans	5,374,782	5,367,138	—	21,089	5,346,049
Financial liabilities
Deposits	5,533,135	5,535,206	—	5,535,206	—
Short-term borrowings	846,137	846,026	—	846,026	—
Subordinated debt	72,167	65,917	—	—	65,917
Long-term debt	8,458	8,953	—	8,953	—
Capital lease obligation	7,764	7,764	—	7,764	—

	December 31, 2016
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$91,033	$91,033	$91,033	$—	$—
Interest-bearing deposits	24,644	24,644	24,644	—	—
Securities available for sale	778,612	778,612	—	743,650	34,962
Securities held to maturity	372,513	368,618	—	368,618	—
Other investments	36,498	36,498	—	36,498	—
Loans held for sale	7,052	7,052	—	7,052	—
Loans	4,879,347	4,878,254	—	18,679	4,859,575
Financial liabilities
Deposits	4,947,408	4,949,714	—	4,949,714	—
Short-term borrowings	867,943	867,667	—	867,667	—
Subordinated debt	72,167	65,656	—	—	65,656
Long-term debt	8,749	9,169	—	9,169	—

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
We have 28 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have eight risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
The periodic net settlement of interest rate swaps is recorded as an adjustment to "Interest and fees on loans" in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2017, there was a $0.1 million and $0.4 million impact, respectively, on interest income as a result of these interest rate swaps, respectively. Changes in the fair value of the effective portion of cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest and fees on loans," the same line item in the Condensed Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at June 30, 2017 and December 31, 2016, and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Condensed Consolidated Statements of Income. The impact to noninterest expense for the six months ended June 30, 2017 totaled $0.1 million.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At June 30, 2017, the underlying funded mortgage loan

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitments had a carrying value of $9.3 million and a fair value of $9.6 million, while the underlying unfunded mortgage loan commitments had a notional amount of $22.2 million.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Condensed Consolidated Statements of Income. The impact on other noninterest expense for the six months ended June 30, 2017 totaled $1 thousand. At June 30, 2017 and December 31, 2016, the underlying loans had a carrying value of $8.2 million and $4.7 million, respectively, and a fair value of $8.3 million and $4.7 million, respectively.
The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(353)	$(317)
Notional amount:
Interest rate derivatives	337,020	345,102
Interest rate caps	26,500	14,762
Risk participation agreements	172,634	174,213
Sold credit protection on risk participation agreements	(39,754)	(40,281)
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(139)	(443)
Notional amount	200,000	200,000
Interest rate forwards:
Fair value adjustment	95	—
Notional amount	29,000	—
Foreign exchange forwards:
Fair value adjustment	(76)	(8)
Notional amount	8,239	4,749

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in "Other income" on the Condensed Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Non-hedging interest rate derivatives
Decrease in other income	$(37)	$(531)	$(35)	$(1,545)
Hedging interest rate derivatives
Increase in interest and fees on loans	136	424	385	854
(Decrease) increase in other expense	(5)	26	73	41
Hedging interest rate forwards
(Decrease) increase in other expense	(17)	—	95	—
Hedging foreign exchange forwards
(Decrease) increase in other expense	(1)	4	1	7

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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of June 30, 2017 and December 31, 2016 was $255.4 million and $186.5 million, respectively. Goodwill increased $68.9 million during the six months ended June 30, 2017 due to $70.5 million recognized as a result of the DCB acquisition in the second quarter of 2017 and a $1.6 million decrease related to adjustments to the fair value of assets acquired as part of the branch acquisition in the fourth quarter of 2016. No impairment charges on goodwill or other intangible assets were incurred in 2017 or 2016.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of June 30, 2017, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Note 14 New Accounting Pronouncements

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”. In May 2014, the
FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", with an original effective date for annual reporting periods beginning after December 15, 2016. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 deferred the effective date of
ASU 2014-09 to annual periods and interim periods within those annual periods beginning after December 15, 2017. A significant component of the Company’s revenues, net interest income on financial assets and liabilities, is excluded from the scope of the amended guidance. The Company is the process of identifying and evaluating certain noninterest revenue streams, including trust and asset management fees, deposit related fees, interchange fees, and merchant income to determine the potential impact of the guidance on the Company’s Consolidated Financial Statements. The Company has decided to use the modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented. The Company expects additional financial statement disclosures and associated internal controls to be implemented along with the adoption of this ASU.
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
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment" which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Impairment should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. Income tax effects from any tax deductible goodwill should be taken into consideration of the carrying amount of the reporting unit when measuring for goodwill impairment, if applicable. An entity still has the option to perform the qualitative assessment for the reporting unit to determine if the quantitative impairment test is necessary. This standard is effective for interim and annual periods for fiscal years beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and six months ended June 30, 2017 and 2016, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 48 and 55 for the three months ended June 30, 2017 and 2016, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands, except per share data)
Net Income	$14,013	$12,007	$29,901	$24,480
Per Share Data:
Basic Earnings per Share	$0.14	$0.14	$0.32	$0.28
Diluted Earnings per Share	0.14	0.14	0.32	0.28
Cash Dividends Declared per Common Share	0.08	0.07	0.16	0.14
Average Balance:
Total assets	$7,381,816	$6,707,132	$7,047,176	$6,662,363
Total equity	872,233	739,513	814,973	734,933
End of Period Balance:
Net loans (1)			$5,336,500	$4,795,568
Total assets			7,383,386	6,749,821
Total deposits			5,533,135	4,394,520
Total equity			879,465	741,786
Key Ratios:
Return on average assets	0.76%	0.72%	0.86%	0.74%
Return on average equity	6.44%	6.53%	7.40%	6.70%
Dividends payout ratio	57.14%	50.00%	50.00%	50.00%
Average equity to average assets ratio	11.82%	11.03%	11.56%	11.03%
Net interest margin	3.54%	3.27%	3.52%	3.28%
Net loans to deposits ratio			96.45%	109.13%
(1) Includes loans held for sale.

Results of Operations
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net Income
For the six months ended June 30, 2017, First Commonwealth had net income of $29.9 million, or $0.32 diluted earnings per share, compared to net income of $24.5 million, or $0.28 diluted earnings per share, in the six months ended June 30, 2016. The increase in net income occurred despite $10.5 million in merger related expenses recognized in the six months ended June 30, 2017 as a result of the DCB acquisition. Growth in net income is primarily the result of an increase in net interest income and noninterest income coupled with a decrease in the provision for credit losses.
For the six months ended June 30, 2017, the Company’s return on average equity was 7.40% and its return on average assets was 0.86%, compared to 6.70% and 0.74%, respectively, for the six months ended June 30, 2016.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $111.7 million in the first six months of 2017, compared to $99.8 million for the same period in 2016. This increase was due to both growth in average interest earning assets of $285.9 million and a 23 basis point increase in the yield on interest earning assets. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income), at 75% and 77% for the six months ended June 30, 2017 and 2016, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The net interest margin, on a fully taxable equivalent basis, was 3.52% and 3.28% for the six months ended June 30, 2017 and June 30, 2016, respectively. The 24 basis point increase in the net interest margin is attributable to an increase in the overall yield on interest earning assets, primarily loans.

The taxable equivalent yield on interest-earning assets was 3.82% for the six months ended June 30, 2017, an increase of 23 basis points compared to the 3.59% yield for the same period in 2016. This increase is largely due to the loan portfolio yield, which improved by 24 basis points when compared to the six months ended June 30, 2016. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased 28 basis points largely due to the Federal Reserve increasing short term interest rates three times since December 2016. In addition, the yield on the investment portfolio increased 9 basis points in comparison to the prior year. This increase can be attributed to investment security runoff being replaced with higher yielding investments. Investment portfolio purchases during the six months ended June 30, 2017 have been primarily in mortgage-related assets with approximate durations of 48-60 months and municipal and corporate securities with durations of approximately five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities at higher rates if interest rates rise.
The cost of interest-bearing liabilities increased to 0.40% for the six months ended June 30, 2017, from 0.39% for the same period in 2016, primarily due to an increase in the cost of short-term borrowings. While deposits acquired in our recent acquisitions contributed to a decline in average short-term borrowings of $558.5 million for the six months ended June 30, 2017 compared to the same period in 2016, higher market interest rates resulted in the cost of short-term borrowings increasing 28 basis points in comparison to the same period last year.
For the six months ended June 30, 2017, changes in interest rates positively impacted net interest income by $4.9 million when compared with the same period in 2016. The higher yield on interest-earning assets positively impacted net interest income by $6.4 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $1.5 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $7.0 million in the six months ended June 30, 2017, as compared to the same period in 2016. Higher levels of interest-earning assets resulted in an increase of $5.9 million in interest income, and changes in the volume of interest-bearing liabilities decreased interest expense by $1.2 million, primarily as the result of decreases in short-term borrowings. Average earning assets for the six months ended June 30, 2017 increased $285.9 million, or 4.7%, compared to the same period in 2016. Average loans for the comparable period increased $349.3 million, or 7.3%.
Net interest income also benefited from a $150.5 million increase in average net free funds at June 30, 2017 as compared to June 30, 2016. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $191.9 million, or 17.2%, in noninterest-bearing demand deposit average balances. The increase in these deposits is largely impacted by deposits acquired from thirteen FirstMerit branches in December 2016 as well as deposits from the acquisition of DCB in April 2017. Additionally, higher cost time deposits continue to mature and reprice into lower cost deposits or other funding alternatives. Average time deposits for the six months ended June 30, 2017 decreased by $9.9 million compared to the comparable period in 2016.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the six months ended June 30:

	2017	2016
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$119,299	$107,203
Adjustment to fully taxable equivalent basis	2,067	1,885
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	121,366	109,088
Interest expense	9,652	9,305
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$111,714	$99,783

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the six months ended June 30:

	2017			2016
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$15,033	$67	0.90%	$5,096	$11	0.43%
Tax-free investment securities	66,699	1,234	3.73	60,891	1,126	3.72
Taxable investment securities	1,180,966	15,217	2.60	1,260,138	15,728	2.51
Loans, net of unearned income (b)(c)	5,138,643	104,848	4.11	4,789,306	92,223	3.87
Total interest-earning assets	6,401,341	121,366	3.82	6,115,431	109,088	3.59
Noninterest-earning assets:
Cash	87,629			67,728
Allowance for credit losses	(52,009)			(54,701)
Other assets	610,215			533,905
Total noninterest-earning assets	645,835			546,932
Total Assets	$7,047,176			$6,662,363
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$988,786	$480	0.10%	$728,404	$220	0.06%
Savings deposits (d)	2,319,199	1,802	0.16	1,879,011	1,490	0.16
Time deposits	576,834	1,738	0.61	586,723	1,807	0.62
Short-term borrowings	916,694	3,946	0.87	1,475,233	4,335	0.59
Long-term debt	84,616	1,686	4.02	81,339	1,453	3.59
Total interest-bearing liabilities	4,886,129	9,652	0.40	4,750,710	9,305	0.39
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,309,019			1,117,159
Other liabilities	37,055			59,561
Shareholders’ equity	814,973			734,933
Total Noninterest-Bearing Funding Sources	2,161,047			1,911,653
Total Liabilities and Shareholders’ Equity	$7,047,176			$6,662,363
Net Interest Income and Net Yield on Interest-Earning Assets		$111,714	3.52%		$99,783	3.28%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the six months ended June 30, 2017 compared with June 30, 2016:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$56	$21	$35
Tax-free investment securities	108	107	1
Taxable investment securities	(511)	(988)	477
Loans	12,625	6,723	5,902
Total interest income (b)	12,278	5,863	6,415
Interest-bearing liabilities:
Interest-bearing demand deposits	260	78	182
Savings deposits	312	350	(38)
Time deposits	(69)	(30)	(39)
Short-term borrowings	(389)	(1,639)	1,250
Long-term debt	233	59	174
Total interest expense	347	(1,182)	1,529
Net interest income	$11,931	$7,045	$4,886

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the six months ended June 30:

	2017		2016
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$(843)	(52)%	$21,269	126%
Real estate construction	94	6	(634)	(4)
Residential real estate	9	1	341	2
Commercial real estate	648	40	(6,437)	(38)
Loans to individuals	1,712	105	2,359	14
Total	$1,620	100%	$16,898	100%
The provision for credit losses for the six months ended June 30, 2017 decreased in comparison to the six months ended June 30, 2016 by $15.3 million. The level of provision expense in the first six months of 2017 is primarily due to charge-offs in the loans to individuals category, with $1.3 million in charge-offs related to the indirect automobile portfolio and $0.5 million in personal line of credit charge-offs. The negative provision expense for commercial, financial, agricultural and other loans is the result of $3.1 million in recoveries on two commercial loans that had been charged-off in prior periods, as well as decreases in historical loss factors. Also impacting the provision for commercial, financial, agricultural and other loans was $3.4 million in charge-offs recognized on two commercial loan relationships. Of this total, $1.9 million was recognized on a commercial loan that was transferred to held for sale in March 2017 and subsequently sold in April 2017. The level of provision expense related to the residential real estate and commercial real estate categories reflects the impact of growth in these loan categories, offset by decreases in historical loss factors.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The majority of the 2016 provision expense is attributable to commercial, financial, agricultural and other loans as the result of specific reserves established for two loan relationships, as well as increases in historical loss factors and increases in qualitative factors related to certain recovery rates. The negative provision expense for commercial real estate loans is a result of declines in historical loss factors related to this category. The provision for loans to individuals is related to charge-offs in the indirect automobile portfolio as well as changes in qualitative factors that relate to the automobile industry.
The allowance for credit losses was $48.1 million, or 0.89%, of total loans outstanding and 0.98% of total originated loans outstanding at June 30, 2017, compared to $50.2 million, or 1.03%, and 1.05%, respectively, at December 31, 2016 and $59.8 million, or 1.24%, and 1.24%, respectively, at June 30, 2016. Nonperforming loans as a percentage of total loans improved to 0.75% at June 30, 2017 from 0.86% at December 31, 2016 and 1.33% as of June 30, 2016. The allowance to nonperforming loan ratio was 119.61%, 120.02% and 92.88% as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively.

Below is an analysis of the consolidated allowance for credit losses for the six months ended June 30, 2017 and 2016 and the year-ended December 31, 2016:

	June 30, 2017	June 30, 2016	December 31, 2016
	(dollars in thousands)
Balance, beginning of period	$50,185	$50,812	$50,812
Loans charged off:
Commercial, financial, agricultural and other	5,277	6,145	19,603
Real estate construction	—	—	—
Residential real estate	619	602	1,189
Commercial real estate	60	408	570
Loans to individuals	2,178	2,491	4,943
Total loans charged off	8,134	9,646	26,305
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	3,636	198	4,164
Real estate construction	97	227	562
Residential real estate	219	260	481
Commercial real estate	150	783	1,522
Loans to individuals	294	289	469
Total recoveries	4,396	1,757	7,198
Net credit losses	3,738	7,889	19,107
Provision charged to expense	1,620	16,898	18,480
Balance, end of period	$48,067	$59,821	$50,185

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the six months ended June 30:

	2017	2016	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$3,128	$2,575	$553	21%
Service charges on deposit accounts	9,055	7,553	1,502	20
Insurance and retail brokerage commissions	4,524	3,944	580	15
Income from bank owned life insurance	2,741	2,607	134	5
Card-related interchange income	9,093	7,341	1,752	24
Swap fee income	241	1,260	(1,019)	(81)
Other income	3,430	3,234	196	6
Subtotal	32,212	28,514	3,698	13
Net securities (losses) gains	603	28	575	2,054
Gain on sale of mortgage loans	2,292	1,615	677	42
Gain on sale of other loans and assets	764	661	103	16
Derivatives mark to market	(35)	(1,545)	1,510	(98)
Total noninterest income	$35,836	$29,273	$6,563	22%

Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivatives mark to market, increased $3.7 million for the first six months of 2017 compared to 2016. Service charges on deposit accounts increased $1.5 million, of which $0.8 million can be attributed to deposit accounts acquired in the December 2016 acquisition of thirteen FirstMerit branches and the acquisition of DCB in April 2017. Card-related interchange income increased $1.8 million during the first six months of 2017, of which $1.3 million is attributable to the recent acquisitions. Insurance and retail brokerage commissions increased $0.6 million due to higher annuity and mutual fund sales. Trust income increased $0.6 million, of which $0.3 million can be attributed to accounts obtained in the DCB acquisition. Offsetting these increases was a decrease in swap fee income compared to 2016 of $1.0 million due to a decline in the number of interest rate swaps entered into for our commercial loan customers during the first six months of 2017 compared to the same period in the prior year.
Total noninterest income for the six months ended June 30, 2017 increased $6.6 million in comparison to the six months ended June 30, 2016. The most significant change includes a $1.5 million increase related to the mark to market adjustment on interest rate swaps entered into for our commercial loan customers. This adjustment does not reflect a realized gain on the swaps, but rather relates to a change in fair value due to movements in corporate bond spreads and swap rates. Gain on sale of mortgage loans increased $0.7 million as a result of continued growth in our mortgage lending area. In addition, net securities gains increased $0.6 million, primarily due to the early redemption of one of our pooled trust preferred securities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the six months ended June 30:

	2017	2016	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$48,764	$41,565	$7,199	17%
Net occupancy expense	7,882	6,667	1,215	18
Furniture and equipment expense	6,411	5,749	662	12
Data processing expense	4,430	3,547	883	25
Advertising and promotion expense	1,794	1,190	604	51
Pennsylvania shares tax expense	1,977	1,850	127	7
Intangible amortization	1,418	251	1,167	465
Collection and repossession expense	940	1,043	(103)	(10)
Other professional fees and services	2,055	1,664	391	23
FDIC insurance	1,770	2,100	(330)	(16)
Other operating expenses	11,278	8,368	2,910	35
Subtotal	88,719	73,994	14,725	20
Loss on sale or write-down of assets	1,319	441	878	199
Merger and acquisition related	10,481	240	10,241	4,267%
Litigation and operational losses	509	879	(370)	(42)%
Total noninterest expense	$101,028	$75,554	$25,474	34%

Noninterest expense, excluding loss on sale or write-down of assets, litigation and operational losses and merger and acquisition related expenses, increased $14.7 million, or 20%, for the six months ended June 30, 2017 compared to the same period in 2016. Contributing to the higher expenses in 2017 is a $7.2 million increase in salaries and employee benefits due to an increase of 258 employees at June 30, 2017 compared to June 30, 2016. The higher number of employees is primarily a result of the acquisition of 13 branches from FirstMerit in the fourth quarter of 2016 and the acquisition of DCB in April 2017. These acquisitions also accounted for $1.1 million of the $1.2 million increase in net occupancy expense, $0.4 million of the $0.7 million increase in furniture and equipment expense and all of the $1.2 million increase in intangible amortization. The $2.9 million increase in other operating expense is primarily due to an increase of $1.4 million in unfunded commitment reserve expense in 2017 as compared to 2016 and an increase of $0.4 million in audit and accounting expense.

Total noninterest expense increased by $25.5 million, or 34%, for the six months ended June 30, 2017 compared to the same period in 2016. Contributing to this is an increase of $10.2 million in merger and acquisition expense related to the April 2017 acquisition of DCB. The $0.9 million increase in loss on sale or write-down of assets is the result of write-downs on four OREO properties totaling $1.0 million. During the first six months of 2016, similar write-downs related to OREO properties totaled $0.2 million.
Income Tax
The provision for income taxes increased $2.7 million for the six months ended June 30, 2017, compared to the corresponding period in 2016. The higher provision for income taxes was the result of a $8.1 million increase in the level of income before taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the six months ended June 30, 2017 and 2016.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduced our tax rate below the 35% statutory rate produced an annual effective tax rate of 30.2% and 29.5% for the six months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017, our deferred tax assets totaled $41.8 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not needed. In

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Results of Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net Income
For the three months ended June 30, 2017, First Commonwealth had net income of $14.0 million, or $0.14 diluted earnings per share, compared to net income of $12.0 million, or $0.14 diluted earnings per share, in the three months ended June 30, 2016. The increase in net income was primarily the result of an increase in net interest income and noninterest income coupled with a decrease in the provision for credit losses, offset by an increase in noninterest expense.
For the three months ended June 30, 2017, the Company’s return on average equity was 6.44% and its return on average assets was 0.76%, compared to 6.53% and 0.72%, respectively, for the three months ended June 30, 2016.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $58.9 million for the three months ended June 30, 2017, compared to $50.0 million for the same period in 2016. This increase was due to both growth in average interest earning assets of $516.5 million and a 28 basis point increase in the yield on interest earning assets. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income), at 75% and 76% for the three months ended June 30, 2017 and 2016, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.54% and 3.27% for the three months ended June 30, 2017 and June 30, 2016, respectively. The 27 basis point increase in the net interest margin is attributable to an increase in the overall yield on interest earning assets, primarily loans.

The taxable equivalent yield on interest-earning assets was 3.86% for the three months ended June 30, 2017, an increase of 28 basis points compared to the 3.58% yield for the same period in 2016. This increase is largely due to the loan portfolio yield, which improved by 32 basis points when compared to the three months ended June 30, 2016. This change is primarily due to an increase in rates on variable and adjustable rate loans as a result of the Federal Reserve increasing short term interest rates three times during the past year. In addition, the yield on the investment portfolio increased 5 basis points in comparison to the prior year. This increase can be attributed to investment security runoff being replaced with higher yielding investments. Investment portfolio purchases during the three months ended June 30, 2017 have been primarily in mortgage-related assets with approximate durations of 48-60 months and municipal and corporate securities with durations of approximately five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities at higher rates if interest rates rise.
The cost of interest-bearing liabilities increased to 0.42% for the three months ended June 30, 2017, from 0.40% for the same period in 2016, primarily due to an increase in the cost of short-term borrowings. Increases in market interest rates resulted in the cost of short-term borrowings increasing 40 basis points in comparison to the same period in 2016.
For the three months ended June 30, 2017, changes in interest rates positively impacted net interest income by $3.5 million when compared with the same period in 2016. The higher yield on interest-earning assets positively impacted net interest income by $4.5 million, while the increase in the cost of interest-bearing liabilities had a negative impact of $1.0 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $5.3 million in the three months ended June 30, 2017, as compared to the same period in 2016. Higher levels of interest-earning assets resulted in an increase of $4.9 million in interest income, while changes in the volume of interest-bearing liabilities decreased interest expense by $0.4 million, primarily as the result of decreases in the average balance of short-term borrowings. Average earning assets for the three months ended June 30, 2017 increased $516.5 million, or 8%, compared to the same period in 2016. Average loans for the three months ended June 30, 2017 increased $524.7 million, or 11%, compared to the same period in 2016.
Net interest income also benefited from a $199.4 million increase in average net free funds at June 30, 2017 as compared to June 30, 2016. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $248.6 million, or 21.9%, in noninterest-bearing demand deposit average balances. Additionally, higher cost time deposits continue to mature and reprice into lower cost deposits or other funding alternatives. Average time deposits for the three months ended June 30, 2017 increased by $2.4 million compared to the comparable period in 2016; however, the cost of time deposits decreased 2 basis points in comparison to the same period in 2016.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended June 30:

	2017	2016
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$63,120	$53,850
Adjustment to fully taxable equivalent basis	1,079	943
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	64,199	54,793
Interest expense	5,303	4,759
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$58,896	$50,034

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended June 30:

	2017			2016
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$23,461	$55	0.94%	$5,852	$5	0.34%
Tax-free investment securities	67,446	623	3.70	61,795	570	3.71%
Taxable investment securities	1,221,907	7,747	2.54	1,253,371	7,776	2.50
Loans, net of unearned income (b)(c)	5,358,089	55,774	4.18	4,833,360	46,442	3.86
Total interest-earning assets	6,670,903	64,199	3.86	6,154,378	54,793	3.58
Noninterest-earning assets:
Cash	92,796			70,336
Allowance for credit losses	(51,475)			(56,688)
Other assets	669,592			539,106
Total noninterest-earning assets	710,913			552,754
Total Assets	$7,381,816			$6,707,132
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,085,309	$354	0.13%	$755,031	$135	0.07%
Savings deposits (d)	2,428,170	987	0.16	1,905,903	900	0.19
Time deposits	580,874	867	0.60	578,518	893	0.62
Short-term borrowings	902,547	2,197	0.98	1,447,452	2,100	0.58
Long-term debt	88,351	898	4.08	81,268	731	3.62
Total interest-bearing liabilities	5,085,251	5,303	0.42	4,768,172	4,759	0.40
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,386,240			1,137,626
Other liabilities	38,092			61,821
Shareholders’ equity	872,233			739,513
Total noninterest-bearing funding sources	2,296,565			1,938,960
Total Liabilities and Shareholders’ Equity	$7,381,816			$6,707,132
Net Interest Income and Net Yield on Interest-Earning Assets		$58,896	3.54%		$50,034	3.27%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended June 30, 2017 compared with June 30, 2016:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$50	$15	$35
Tax-free investment securities	53	52	1
Taxable investment securities	(29)	(196)	167
Loans	9,332	5,036	4,296
Total interest income (b)	9,406	4,907	4,499
Interest-bearing liabilities:
Interest-bearing demand deposits	219	57	162
Savings deposits	87	247	(160)
Time deposits	(26)	4	(30)
Short-term borrowings	97	(786)	883
Long-term debt	167	64	103
Total interest expense	544	(414)	958
Net interest income	$8,862	$5,321	$3,541

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

The table below provides a breakout of the provision for credit losses by loan category for the three months ended June 30:

	2017		2016
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$(3,027)	188%	$9,325	90%
Real estate construction	111	(7)	(425)	(4)
Residential real estate	(270)	17	55	1
Commercial real estate	771	(48)	495	4
Loans to individuals	806	(50)	922	9
Total	$(1,609)	100%	$10,372	100%
The provision for credit losses for the three months ended June 30, 2017 decreased in comparison to the three months ended June 30, 2016 by $12.0 million. The level of provision expense in the second quarter of 2017 is primarily due to $3.1 million in recoveries recognized on two commercial loans in the commercial, financial, agricultural and other loan category. The provision expense related to loans to individuals is a result of charge-offs of $0.6 million on indirect automobile loans and $0.2 million on personal lines of credit. The provision for commercial real estate loans is primarily due to changes in qualitative risk factors related to commercial real estate. The negative provision for residential real estate is a result of lower historical loss factors.
The majority of the 2016 provision expense is attributable to commercial, financial, agricultural and other loans as the result of an increase in historical loss factors, an increase in qualitative factors related to certain recovery rates as well as specific reserves established for one loan relationship. The negative provision expense for real estate construction loans is a result of decreases in historical loss factors. The provision for loans to individuals is related to charge-offs in the indirect automobile portfolio, as well as changes in qualitative factors that relate to the automobile industry.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended June 30, 2017 and 2016 and the year-ended December 31, 2016:

	June 30, 2017	June 30, 2016	December 31, 2016
	(dollars in thousands)
Balance, beginning of period	$48,676	$55,222	$50,812
Loans charged off:
Commercial, financial, agricultural and other	1,452	4,753	19,603
Real estate construction	—	—	—
Residential real estate	146	220	1,189
Commercial real estate	29	143	570
Loans to individuals	973	1,022	4,943
Total loans charged off	2,600	6,138	26,305
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	3,268	64	4,164
Real estate construction	43	4	562
Residential real estate	91	142	481
Commercial real estate	33	27	1,522
Loans to individuals	165	128	469
Total recoveries	3,600	365	7,198
Net credit losses	(1,000)	5,773	19,107
Provision charged to expense	(1,609)	10,372	18,480
Balance, end of period	$48,067	$59,821	$50,185

Noninterest Income
The following table presents the components of noninterest income for the three months ended June 30:

	2017	2016	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,711	$1,320	$391	30%
Service charges on deposit accounts	4,736	3,845	891	23
Insurance and retail brokerage commissions	2,442	1,985	457	23
Income from bank owned life insurance	1,449	1,311	138	11
Card related interchange income	4,842	3,784	1,058	28
Swap fee income	314	800	(486)	(61)
Other income	1,724	1,618	106	7
Subtotal	17,218	14,663	2,555	17
Net securities gains	(49)	28	(77)	(275)
Gain on sale of mortgage loans	1,315	932	383	41
Gain on sale of other loans and assets	457	466	(9)	(2)
Derivatives mark to market	(37)	(531)	494	(93)
Total noninterest income	$18,904	$15,558	$3,346	22%

Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivatives mark to market, increased $2.6 million for the second quarter of 2017 compared to 2016. Service charges on deposit accounts increased $0.9 million, of which $0.5 million can be attributed to deposit accounts acquired from the acquisition of thirteen FirstMerit

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

branches in December 2016 and the acquisition of DCB in April 2017. Card-related interchange income increased $1.1 million, of which $0.8 million can be attributed to the previously noted acquisitions. Insurance and retail brokerage commissions increased $0.5 million due to higher annuity and mutual fund sales. Trust income increased $0.4 million, of which $0.3 million can be attributed to accounts from DCB. Offsetting these increases was a decrease in swap fee income compared to 2016 of $0.5 million due to a decline in the number of interest rate swaps entered into for our commercial loan customers during the second quarter of 2017 compared to the same period in the prior year.
Total noninterest income for the three months ended June 30, 2017 increased $3.3 million in comparison to the three months ended June 30, 2016. The most significant change includes a $0.5 million increase related to the mark to market adjustment on interest rate swaps entered into for our commercial loan customers. This adjustment does not reflect a realized gain on the swaps, but rather relates to a change in fair value due to movements in corporate bond spreads and swap rates. In addition, the gain on sale of mortgage loans increased $0.4 million due to continued growth in the mortgage lending area.

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended June 30:

	2017	2016	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$25,298	$19,888	$5,410	27%
Net occupancy expense	4,121	3,186	935	29
Furniture and equipment expense	3,323	2,882	441	15
Data processing expense	2,345	1,788	557	31
Advertising and promotion expense	988	664	324	49
Pennsylvania shares tax expense	1,161	1,092	69	6
Intangible amortization	846	114	732	642
Collection and repossession expense	443	474	(31)	(7)
Other professional fees and services	1,096	873	223	26
FDIC insurance	977	1,062	(85)	(8)
Other operating expenses	6,298	4,167	2,131	51
Subtotal	46,896	36,190	10,706	30
Loss on sale or write-down of assets	1,220	345	875	254
Merger and acquisition related	9,870	240	9,630	4,013
Litigation and operational losses	277	635	(358)	(56)
Total noninterest expense	$58,263	$37,410	$20,853	56%

Noninterest expense, excluding loss on sale or write-down of assets, litigation and operational losses and merger and acquisition related expenses, increased $10.7 million, or 30%, for the three months ended June 30, 2017 compared to the same period in 2016. Contributing to the higher level of expenses in 2017 is a $5.4 million increase in salaries and employee benefits, primarily due to an increase of 258 employees at June 30, 2017 compared to June 30, 2016. The higher number of employees is primarily a result of the acquisition of 13 branches from FirstMerit in the fourth quarter of 2016 and the acquisition of DCB in April 2017. These two acquisitions accounted for $0.7 million of the $0.9 million increase in net occupancy expense, $0.3 million of the $0.4 million increase in furniture and equipment expense and all of the $0.7 million increase in intangible amortization. The $2.1 million increase in other operating expense is primarily due to an increase of $1.2 million in unfunded commitment reserves expense in 2017 as compared to 2016.

Total noninterest expense increased by $20.9 million, or 56%, for the three months ended June 30, 2017 compared to the same period in 2016. The increase of $9.6 million in merger and acquisition expense is a result of the April 2017 acquisition of DCB. In addition, loss on sale or write-down of assets increased $0.9 million due to the write-down of four OREO properties totaling $1.0 million. During the second quarter of 2016, similar write-downs related to OREO properties totaled $0.2 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Income Tax
The provision for income taxes increased $1.2 million for the three months ended June 30, 2017, compared to the corresponding period in 2016. The higher provision for income taxes was the result of a $3.2 million increase in the level of income before taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended June 30, 2017 and 2016.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduced our tax rate below the 35% statutory rate produced an annual effective tax rate of 30.2% and 28.8% for the three months ended June 30, 2017 and 2016, respectively.

Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first six months of 2017, liquidity used by the net decrease in short-term borrowings totaled $21.8 million, while the sales, maturity and redemption of investment securities provided $192.0 million. This liquidity provided funds to pay down borrowings, originate loans, purchase investment securities and fund depositor withdrawals.  We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of June 30, 2017, our maximum borrowing capacity under this program was $1.1 billion and as of that date there was $16.2 million outstanding with an average weighted rate of 0.39% and an average original term of 444 days. These deposits are part of a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At June 30, 2017, the borrowing capacity under this program totaled $772.1 million and there were no amounts outstanding.
As of June 30, 2017, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.4 billion and as of that date amounts used against this capacity included $0.7 billion in outstanding borrowings and no outstanding letters of credit.
We also have available unused federal funds lines with five correspondent banks. These lines have an aggregate commitment of $195.0 million with no outstanding balance as of June 30, 2017. In addition, we have available unused repo lines with three correspondent banks. These lines have an aggregate commitment of $519.8 million with no outstanding balance as of June 30, 2017.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of June 30, 2017, there are no amounts outstanding on this line.

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

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Noninterest-bearing demand deposits	$1,404,081	$1,268,786
Interest-bearing demand deposits	237,801	114,043
Savings deposits	3,330,351	2,972,747
Time deposits	560,902	591,832
Total	$5,533,135	$4,947,408
During the first six months of 2017, total deposits increased $585.7 million due to a $481.4 million increase in interest-bearing demand and savings deposits and a $135.3 million increase in noninterest-bearing demand deposits. These increases were offset by a $30.9 million decrease in time deposits. Deposits acquired as part of the DCB acquisition on April 3, 2017 totaled $484.4 million, including $129.3 million in noninterest-bearing demand deposits, $86.7 million in interest bearing demand deposits, $226.5 million in savings deposits and $41.9 million in time deposits. The decrease in time deposits is the result of a decline in core certificates of deposit of $46.5 million offset by an increase in CDARs deposits of $15.6 million, of which $14.7 million was acquired from DCB.

Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.73 and 0.75 at June 30, 2017 and December 31, 2016, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is the gap analysis as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,698,471	$216,032	$351,440	$3,265,943	$1,584,596	$506,520
Investments	90,948	49,527	90,492	230,967	577,241	449,285
Other interest-earning assets	12,310	—	—	12,310	—	—
Total interest-sensitive assets (ISA)	2,801,729	265,559	441,932	3,509,220	2,161,837	955,805
Certificates of deposit	100,293	71,459	166,827	338,579	218,283	4,039
Other deposits	3,568,153	—	—	3,568,153	—	—
Borrowings	918,451	149	302	918,902	2,634	12,990
Total interest-sensitive liabilities (ISL)	4,586,897	71,608	167,129	4,825,634	220,917	17,029
Gap	$(1,785,168)	$193,951	$274,803	$(1,316,414)	$1,940,920	$938,776
ISA/ISL	0.61	3.71	2.64	0.73	9.79	56.13
Gap/Total assets	24.18%	2.63%	3.72%	17.83%	26.29%	12.71%

	December 31, 2016
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,510,367	$184,386	$315,397	$3,010,150	$1,446,035	$402,282
Investments	85,756	44,417	89,838	220,011	546,056	406,743
Other interest-earning assets	24,644	—	—	24,644	—	—
Total interest-sensitive assets (ISA)	2,620,767	228,803	405,235	3,254,805	1,992,091	809,025
Certificates of deposit	110,584	92,765	115,949	319,298	268,680	3,854
Other deposits	3,086,791	—	—	3,086,791	—	—
Borrowings	940,254	146	296	940,696	2,584	5,579
Total interest-sensitive liabilities (ISL)	4,137,629	92,911	116,245	4,346,785	271,264	9,433
Gap	$(1,516,862)	$135,892	$288,990	$(1,091,980)	$1,720,827	$799,592
ISA/ISL	0.63	2.46	3.49	0.75	7.34	85.77
Gap/Total assets	22.69%	2.03%	4.32%	16.34%	25.75%	11.96%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2017 ($)	$(17,058)	$(8,745)	$5,823	$11,267
June 30, 2017 (%)	(7.03)%	(3.61)%	2.40%	4.65%

December 31, 2016 ($)	$(11,180)	$(5,495)	$4,643	$9,027
December 31, 2016 (%)	(5.41)%	(2.66)%	2.25%	4.37%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2017 ($)	$(28,836)	$(17,566)	$10,130	$19,150
June 30, 2017 (%)	(11.89)%	(7.24)%	4.18%	7.90%

December 31, 2016 ($)	$(17,526)	$(9,132)	$8,379	$16,286
December 31, 2016 (%)	(8.48)%	(4.42)%	4.06%	7.88%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the six months ended June 30, 2017 and 2016, the cost of our interest-bearing liabilities averaged 0.40% and 0.39%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.82% and 3.59%, respectively.
In 2015 and 2014, the Company entered into cash flow interest rate swaps, in which we extended the duration of $200.0 million of the $1.3 billion LIBOR based loans in our loan portfolio at that time into fixed interest rates for a period of three or four years. These swaps added approximately two basis points of protection to the net interest margin as a hedge against a prolonged low-rate environment. Please refer to Note 12, "Derivatives," for additional information on interest rate swaps.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $4.6 million at June 30, 2017 and is classified in "Other liabilities" on the Condensed Consolidated Statements of Financial Condition.
First Commonwealth defines exposure to the Oil and Gas Industry as any borrower who is involved in exploration and production, and any company in the industry supply chain that generates 40% or more of their sales revenue from exploration and production companies.
As of June 30, 2017, the Company had a total of $111.7 million in commitments to the Oil and Gas Industry, with $50.9 million in outstanding loan balances against those commitments. Of this total, commitments of $29.2 million with outstanding balances of $3.6 million are for exploration and production, while $82.4 million in commitments, with outstanding balances of $47.3 million, are related to ancillary businesses.
One customer accounts for 34.2% of the loan commitments related to exploration and production and is a pass-rated credit. This credit facility is primarily used to support letters of credit and has little or no usage. One commercial relationship with a commitment of $15.0 million and no outstanding balance is categorized as a non-pass accruing credit. One commercial relationship in this category, with an oustanding balance of $2.2 million, has been on non-performing status since before the oil price decline in the third quarter of 2014.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The ancillary businesses sector consists of well services, transportation, and providing equipment and materials to support the oil and gas industry. Two customers, which account for 37.6% of the ancillary business exposure, are bulk transporters of refined product and are not expected to be negatively impacted from lower oil prices. There are two pass-rated credits, with total commitments of $23.3 million, in the ancillary business sector that will see some impact from reduced drilling activity due to lower oil and gas prices. Two commercial relationships with $2.4 million in outstanding loans for ancillary businesses are on non-performing status.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first six months of 2017, 26 loans totaling $9.6 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans decreased $0.7 million from December 31, 2016 due to a $5.4 million payoff of two commercial and industrial loan relationships, as well as normal loan paydowns and charge-offs offset by the addition of $9.6 million in newly identified troubled debt restructured loans. Please refer to Note 9, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
Nonperforming loans, including loans held for sale, decreased $1.6 million to $40.2 million at June 30, 2017 compared to $41.8 million at December 31, 2016. The June 30, 2017 nonaccrual balance includes $4.5 million in loans acquired from DCB in April 2017. Excluding the acquired loans, nonaccrual loans would have decreased $6.1 million compared to December 31, 2016 as a result of payoffs totaling $8.5 million on loans related to four borrowers. Included in nonperforming loans at June 30, 2017, is a $5.0 million loan to an aluminum servicing company which is classified as doubtful. This loan was restructured during the second quarter of 2017, resulting in a paydown of $2.4 million.
The allowance for credit losses as a percentage of nonperforming loans was 119.61% as of June 30, 2017 compared to 120.02% at December 31, 2016 and 92.88% at June 30, 2016. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $2.1 million and general reserves of $45.9 million as of June 30, 2017. Specific reserves decreased $1.0 million from December 31, 2016, and $13.4 million from June 30, 2016. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at June 30, 2017.
Criticized loans totaled $160.2 million at June 30, 2017 and represented 3.0% of the loan portfolio. The level of criticized loans increased as of June 30, 2017 when compared to December 31, 2016, by $25.8 million, or 19.2%. This increase can be attributed to the downgrade of a $21.5 million loan to one borrower, who has sufficient liquidity and cash flow, however has experienced a decline in it’s debt service coverage ratio. Classified loans totaled $69.7 million at June 30, 2017 compared to $92.7 million at December 31, 2016, a decrease of $23.0 million, or 24.8%. This decline is a result of an upgrade to OAEM of a $9.3 million loan for one borrower and the payoff of $6.1 million in nonaccrual loans as noted above. Delinquency on accruing loans for the same period decreased $2.0 million, or 14.4%, the majority of which are commercial, financial, agricultural and other loans and residential real estate loans.
The allowance for credit losses was $48.1 million at June 30, 2017 or 0.89% of total loans outstanding, compared to 1.03% reported at December 31, 2016 and 1.24% at June 30, 2016. General reserves, or the portion of the allowance related to loans that were not specifically evaluated for impairment, as a percentage of non-impaired loans were 0.86% at June 30, 2017 compared to 0.97% at December 31, 2016 and 0.93% at June 30, 2016. General reserves as a percentage of non-impaired originated loans were 0.94% at June 30, 2017 compared to 0.99% at December 31, 2016 and 0.93% at June 30, 2016.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	June 30,				December 31, 2016
	2017		2016
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$15,553		$38,404		$16,454
Loans held for sale on a nonaccrual basis	—		—		—
Troubled debt restructured loans on nonaccrual basis	11,868		9,672		11,569
Troubled debt restructured loans on accrual basis	12,764		16,332		13,790
Total nonperforming loans	$40,185		$64,408		$41,813
Loans past due 30 to 90 days and still accruing	$9,890		$13,082		$10,964
Loans past due in excess of 90 days and still accruing	$1,898		$1,384		$2,097
Other real estate owned	$5,964		$8,604		$6,805
Loans held for sale at end of period	$9,785		$11,613		$7,052
Portfolio loans outstanding at end of period	$5,374,782		$4,843,776		$4,879,347
Average loans outstanding	$5,138,643	(a)	$4,789,306	(a)	$4,818,759	(b)
Nonperforming loans as a percentage of total loans	0.75%		1.33%		0.86%
Provision for credit losses	$1,620	(a)	$16,898	(a)	$18,480	(b)
Allowance for credit losses	$48,067		$59,821		$50,185
Net charge-offs	$3,738	(a)	$7,889	(a)	$19,107	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.15%		0.33%		0.40%
Provision for credit losses as a percentage of net charge-offs	43.34%	(a)	214.20%	(a)	96.72%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	0.89%		1.24%		1.03%
Allowance for credit losses as a percentage of end-of-period originated loans outstanding	0.98%		1.24%		1.05%
Allowance for credit losses as a percentage of nonperforming loans (d)	119.61%		92.88%		120.02%

(a)	For the six-month period ended.

(b)	For the twelve-month period ended.

(c)	Does not include loans held for sale.

(d)	Does not include nonperforming loans held for sale.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	June 30, 2017		December 31, 2016
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,199,800	22%	$1,139,547	23%
Real estate construction	249,255	5	219,621	5
Residential real estate	1,416,926	26	1,229,192	25
Commercial real estate	1,963,001	37	1,742,210	36
Loans to individuals	545,800	10	548,777	11
Total loans and leases net of unearned income	$5,374,782	100%	$4,879,347	100%
During the six months ended June 30, 2017, loans increased $495.4 million, or 10%, compared to balances outstanding at December 31, 2016. Loan balances acquired on April 3, 2017 as part of the DCB acquisition totaled $383.1 million, including $44.8 million in commercial financial agricultural and other, $25.2 million in real estate construction, $197.5 million in residential real estate, $109.8 million in commercial real estate and $5.8 million in loans to individuals.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Excluding the balances acquired from DCB, growth in the commercial real estate and commercial, financial, agricultural and other categories can largely be attributed to growth in middle market lending in Pennsylvania and Ohio. The decrease in residential real estate loans is the result of runoff in our home equity and mortgage portfolios, as many of the loans originated by our mortgage banking area are sold in the secondary market and loans to individuals declined primarily due to runoff in our indirect auto portfolio.
Net charge-offs for the six months ended June 30, 2017 totaled $3.7 million, compared to $7.9 million for the six months ended June 30, 2016. The most significant charge-offs during the six months ended June 30, 2017 include a $1.9 million partial charge-off on a loan to a custom display manufacturer and a $1.5 million partial charge-off related to a containment tank manufacturer. Offsetting these charge-offs are recoveries of $3.1 million on two commercial and industrial relationships. During the six months ended June 30, 2016, the most significant charge-offs include a $2.0 million partial charge-off of one loan to an oil and gas wells services company, a $1.1 million charge-off of loans related to a steel and aluminum servicing company, a $1.1 million partial charge-off of two commercial industrial loans related to a local energy company and a $1.1 million charge-off of a loan to a machine manufacturer.

	For the Six Months Ended June 30, 2017			As of June 30, 2017
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,641	43.90%	0.06%	$17,486	43.51%	0.32%
Real estate construction	(97)	(2.59)	—	—	—	—
Residential real estate	400	10.70	0.02	12,108	30.13	0.22
Commercial real estate	(90)	(2.41)	—	10,250	25.51	0.20
Loans to individuals	1,884	50.40	0.07	341	0.85	0.01
Total loans, net of unearned income	$3,738	100.00%	0.15%	$40,185	100.00%	0.75%
As the above table illustrates, commercial, financial, agricultural and other, residential real estate and commercial real estate loans represented a significant portion of the nonperforming loans as of June 30, 2017. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At June 30, 2017, shareholders’ equity was $879.5 million, an increase of $129.5 million from December 31, 2016. The increase was primarily the result of $110.8 million in stock issued as part of the DCB acquisition, $29.9 million in net income, an increase of $2.0 million in the fair value of available for sale investments and $2.9 million in treasury stock sales. These increases were partially offset by $14.9 million of dividends paid to shareholders and $1.1 million of common stock repurchases. Cash dividends declared per common share were $0.16 and $0.14 for the six months ended June 30, 2017 and 2016, respectively.
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
First Commonwealth maintains capital to absorb unexpected losses. In order to provide assurance that our capital levels are adequate for our risk exposure, we test our capital position under several stress scenarios on an annual basis. This analysis is reviewed by our Board of Director's. Our most recent capital stress test was completed in September 2016.
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
As of June 30, 2017, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$738,447	12.17%	$561,273	9.250%	$637,121	10.50%	$606,782	10.00%
First Commonwealth Bank	705,191	11.66	559,572	9.250	635,190	10.50	604,943	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$685,821	11.30%	$439,917	7.250%	$515,765	8.50%	$485,425	8.00%
First Commonwealth Bank	652,565	10.79	438,584	7.250	514,201	8.50	483,954	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$685,821	9.63%	$284,786	4.000%	$284,786	4.00%	$355,982	5.00%
First Commonwealth Bank	652,565	9.22	283,258	4.000	283,258	4.00	354,072	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$615,821	10.15%	$348,900	5.750%	$424,747	7.00%	$394,408	6.50%
First Commonwealth Bank	652,565	10.79	347,842	5.750	423,460	7.00	393,213	6.50

On July 26, 2017, First Commonwealth Financial Corporation declared a quarterly dividend of $0.08 per share payable on August 18, 2017 to shareholders of record as of August 7, 2017. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 9, 2017	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: August 9, 2017	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer