Form 10-Q
period 2017-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2017-11-07
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of November 6, 2017, was 97,459,199.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2017	December 31, 2016
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$98,319	$91,033
Interest-bearing bank deposits	29,709	24,644
Securities available for sale, at fair value	778,644	778,612
Securities held to maturity, at amortized cost (Fair value of $434,882 and $368,618 at September 30, 2017 and December 31, 2016, respectively)	436,081	372,513
Other investments	32,302	36,498
Loans held for sale	17,100	7,052
Loans:
Portfolio loans	5,375,847	4,879,347
Allowance for credit losses	(48,176)	(50,185)
Net loans	5,327,671	4,829,162
Premises and equipment, net	81,583	67,534
Other real estate owned	5,701	6,805
Goodwill	255,521	186,483
Amortizing intangibles, net	15,826	12,013
Bank owned life insurance	210,859	187,021
Other assets	95,023	84,648
Total assets	$7,384,339	$6,684,018
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,416,814	$1,268,786
Interest-bearing	4,138,243	3,678,622
Total deposits	5,555,057	4,947,408
Short-term borrowings	805,825	867,943
Subordinated debentures	72,167	72,167
Other long-term debt	8,311	8,749
Capital lease obligation	7,677	—
Total long-term debt	88,155	80,916
Other liabilities	41,001	37,822
Total liabilities	6,490,038	5,934,089
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 and 105,563,455 shares issued at September 30, 2017 and December 31, 2016, respectively, and 97,475,575 and 89,007,077 shares outstanding at September 30, 2017 and December 31, 2016, respectively	113,915	105,563
Additional paid-in capital	470,123	366,426
Retained earnings	441,231	412,764
Accumulated other comprehensive loss, net	(3,971)	(7,027)
Treasury stock (16,439,327 and 16,556,378 shares at September 30, 2017 and December 31, 2016, respectively)	(126,997)	(127,797)
Total shareholders’ equity	894,301	749,929
Total liabilities and shareholders’ equity	$7,384,339	$6,684,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$57,335	$46,657	$160,548	$137,389
Interest and dividends on investments:
Taxable interest	7,219	6,763	21,577	20,937
Interest exempt from federal income taxes	410	380	1,212	1,112
Dividends	417	671	1,276	2,225
Interest on bank deposits	30	8	97	19
Total interest income	65,411	54,479	184,710	161,682
Interest Expense
Interest on deposits	2,491	2,125	6,511	5,642
Interest on short-term borrowings	2,427	1,987	6,373	6,322
Interest on subordinated debentures	772	663	2,215	1,941
Interest on other long-term debt	81	86	245	261
Interest on lease obligations	77	—	156	—
Total interest expense	5,848	4,861	15,500	14,166
Net Interest Income	59,563	49,618	169,210	147,516
Provision for credit losses	1,214	3,408	2,834	20,306
Net Interest Income after Provision for Credit Losses	58,349	46,210	166,376	127,210
Noninterest Income
Net securities gains	92	—	695	28
Trust income	2,147	1,523	5,275	4,098
Service charges on deposit accounts	4,803	3,975	13,858	11,528
Insurance and retail brokerage commissions	2,128	2,104	6,652	6,048
Income from bank owned life insurance	1,472	1,350	4,213	3,957
Gain on sale of mortgage loans	1,418	1,235	3,710	2,850
Gain on sale of other loans and assets	503	387	1,267	1,048
Card-related interchange income	4,780	3,698	13,873	11,039
Derivatives mark to market	(14)	470	(49)	(1,075)
Swap fee income	217	725	458	1,985
Other income	2,244	1,527	5,674	4,761
Total noninterest income	19,790	16,994	55,626	46,267
Noninterest Expense
Salaries and employee benefits	26,169	20,647	74,933	62,212
Net occupancy expense	3,715	3,176	11,597	9,843
Furniture and equipment expense	3,342	2,847	9,753	8,596
Data processing expense	2,229	1,832	6,659	5,379
Advertising and promotion expense	941	750	2,735	1,940
Pennsylvania shares tax expense	1,093	914	3,070	2,764
Intangible amortization	844	67	2,262	318
Collection and repossession expense	402	760	1,342	1,803
Other professional fees and services	1,300	1,202	3,355	2,866
FDIC insurance	696	1,105	2,466	3,205
Loss on sale or write-down of assets	167	188	1,486	629
Litigation and operational losses	598	295	1,107	1,174
Merger and acquisition related	(69)	118	10,412	358
Other operating expenses	5,934	4,795	17,212	13,163
Total noninterest expense	47,361	38,696	148,389	114,250
Income Before Income Taxes	30,778	24,508	73,613	59,227
Income tax provision	9,495	7,312	22,429	17,551
Net Income	$21,283	$17,196	$51,184	$41,676
Average Shares Outstanding	97,402,816	88,854,448	94,536,472	88,842,143
Average Shares Outstanding Assuming Dilution	97,457,470	88,858,204	94,578,490	88,843,939
Per Share Data:
Basic Earnings per Share	$0.22	$0.19	$0.54	$0.47
Diluted Earnings per Share	$0.22	$0.19	$0.54	$0.47
Cash Dividends Declared per Common Share	$0.08	$0.07	$0.24	$0.21

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net Income	$21,283	$17,196	$51,184	$41,676
Other comprehensive income (loss), before tax (expense) benefit:
Unrealized holding gains (losses) on securities arising during the period	1,690	(751)	5,935	13,121
Less: reclassification adjustment for gains on securities included in net income	(92)	—	(695)	(28)
Unrealized holding (losses) gains on derivatives arising during the period	(49)	(1,056)	(631)	1,038
Less: reclassification adjustment for losses (gains) on derivatives included in net income	20	(16)	93	(57)
Total other comprehensive income (loss), before tax (expense) benefit	1,569	(1,823)	4,702	14,074
Income tax (expense) benefit related to items of other comprehensive income (loss)	(549)	638	(1,646)	(4,926)
Total other comprehensive income (loss)	1,020	(1,185)	3,056	9,148
Comprehensive Income	$22,303	$16,011	$54,240	$50,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2016	89,007,077	$105,563	$366,426	$412,764	$(7,027)	$(127,797)	$749,929
Net income				51,184			51,184
Other comprehensive income					3,056		3,056
Cash dividends declared ($0.24 per share)				(22,717)			(22,717)
Treasury stock acquired	(85,160)					(1,187)	(1,187)
Treasury stock reissued	181,211		1,170	—		1,387	2,557
Restricted stock	21,000	—	138	—		600	738
Common stock issued	8,351,447	8,352	102,389				110,741
Balance at September 30, 2017	97,475,575	$113,915	$470,123	$441,231	$(3,971)	$(126,997)	$894,301

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2015	88,961,268	$105,563	$365,981	$378,081	$(2,386)	$(127,693)	$719,546
Net income				41,676			41,676
Other comprehensive income					9,148		9,148
Cash dividends declared ($0.21 per share)				(18,678)			(18,678)
Treasury stock acquired	(98,687)					(864)	(864)
Treasury stock reissued	23,148		39	—		177	216
Restricted stock	106,348	—	271	—		472	743
Balance at September 30, 2016	88,992,077	$105,563	$366,291	$401,079	$6,762	$(127,908)	$751,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Operating Activities	(dollars in thousands)
Net income	$51,184	$41,676
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,834	20,306
Deferred tax expense	3,411	4,332
Depreciation and amortization	6,711	5,234
Net gains on securities and other assets	(3,821)	(2,288)
Net amortization of premiums and discounts on securities	2,685	3,486
Income from increase in cash surrender value of bank owned life insurance	(4,213)	(3,957)
Increase in interest receivable	(588)	(50)
Mortgage loans originated for sale	(116,699)	(94,611)
Proceeds from sale of mortgage loans	114,819	95,341
Increase (decrease) in interest payable	678	(324)
Increase (decrease) in income taxes payable	3,288	(3,055)
Other-net	2,963	(6,200)
Net cash provided by operating activities	63,252	59,890
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	36,620	35,470
Purchases	(101,372)	(42,837)
Transactions with securities available for sale:
Proceeds from sales	143,660	55,744
Proceeds from maturities and redemptions	100,620	122,828
Purchases	(150,892)	(94,777)
Purchases of FHLB stock	(35,346)	(31,218)
Proceeds from the redemption of FHLB stock	42,791	40,104
Proceeds from bank owned life insurance	—	203
Proceeds from sale of loans	9,986	3,511
Proceeds from sale of other assets	3,835	6,021
Acquisition, net of cash acquired	3,188	—
Net increase in loans	(132,079)	(200,269)
Purchases of other assets	(638)	(204)
Purchases of premises and equipment	(8,322)	(5,511)
Net cash used in investing activities	(87,949)	(110,935)
Financing Activities
Net decrease in federal funds purchased	—	(1,000)
Net decrease in other short-term borrowings	(62,118)	(179,498)
Net increase in deposits	123,455	263,392
Repayments of other long-term debt	(440)	(422)
Repayments of capital lease obligation	(173)	—
Dividends paid	(22,717)	(18,678)
Proceeds from reissuance of treasury stock	228	216
Purchase of treasury stock	(1,187)	(864)
Net cash provided by financing activities	37,048	63,146
Net increase in cash and cash equivalents	12,351	12,101
Cash and cash equivalents at January 1	115,677	69,452
Cash and cash equivalents at September 30	$128,028	$81,553

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
The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year of 2017. These interim financial statements should be read in conjunction with First Commonwealth’s 2016 Annual Report on Form 10-K.
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.
Note 2 Acquisition

On April 3, 2017, the Company completed its acquisition of DCB Financial Corporation ("DCB") and its banking subsidiary, The Delaware County Bank and Trust Company, for consideration of $21.2 million in cash and 8.4 million shares of the Company's common stock. Through the acquisition, the Company obtained nine full-service banking offices and four limited service locations which are operating under the First Commonwealth name. This acquisition expands the Company's presence in the central Ohio market and added $383.1 million in loans and $484.4 million in deposits to the Company's balance sheet.

The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the DCB acquisition (dollars in thousands):

Consideration Paid
Cash paid to shareholders	$21,232
Shares issued to shareholders (8,356,882 shares)	110,812
Total consideration paid		$132,044

Fair Value of Assets Acquired
Cash and cash equivalents	24,420
Investment securities	88,986
FHLB stock	3,250
Loans	383,083
Premises and other equipment	12,113
Core deposit intangible	5,998
Other real estate	68
Bank owned life insurance	20,522
Other assets	16,305
Total assets acquired	554,745

Fair Value of Liabilities Assumed
Deposits	484,366
Capital lease obligation	7,851
Other liabilities	1,182
Total liabilities assumed	493,399

Total Fair Value of Identifiable Net Assets		61,346

Goodwill		$70,698
The goodwill of $70.7 million arising from the acquisition represents the value of synergies and economies of scale expected from combining the operations of the Company with DCB Financial Corporation.
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
The fair value of the 8,356,882 common shares issued was determined based on the market price of the Company's common shares on the acquisition date. The fair value of the acquired loans, premises and other equipment, customer deposit intangible, other assets and assumed deposits may change during the provisional period, which may last up to twelve months subsequent to the acquisition date. Adjustments recorded to the acquired assets and liabilities will be applied in accordance with ASU No. 2015-16, “Business Combinations.”
Costs related to the acquisition totaled $10.2 million. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Condensed Consolidated Statements of Income.
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

	For the Nine Months Ended September 30,
	2017			2016
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$5,935	$(2,077)	$3,858	$13,121	$(4,593)	$8,528
Reclassification adjustment for gains on securities included in net income	(695)	243	(452)	(28)	10	(18)
Total unrealized gains on securities	5,240	(1,834)	3,406	13,093	(4,583)	8,510
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(631)	221	(410)	1,038	(363)	675
Reclassification adjustment for losses (gains) on derivatives included in net income	93	(33)	60	(57)	20	(37)
Total unrealized (losses) gains on derivatives	(538)	188	(350)	981	(343)	638
Total other comprehensive income	$4,702	$(1,646)	$3,056	$14,074	$(4,926)	$9,148

	For the Three Months Ended September 30,
	2017			2016
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$1,690	$(591)	$1,099	$(751)	$262	$(489)
Reclassification adjustment for gains on securities included in net income	(92)	32	(60)	—	—	—
Total unrealized gains (losses) on securities	1,598	(559)	1,039	(751)	262	(489)
Unrealized losses on derivatives:
Unrealized holding losses on derivatives arising during the period	(49)	17	(32)	(1,056)	370	(686)
Reclassification adjustment for losses (gains) on derivatives included in net income	20	(7)	13	(16)	6	(10)
Total unrealized losses on derivatives	(29)	10	(19)	(1,072)	376	(696)
Total other comprehensive income (loss)	$1,569	$(549)	$1,020	$(1,823)	$638	$(1,185)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the nine months ended September 30:

	2017				2016
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(7,455)	$225	$203	$(7,027)	$(2,956)	$10	$560	$(2,386)
Other comprehensive income before reclassification adjustment	3,858	—	(410)	3,448	8,528	—	675	9,203
Amounts reclassified from accumulated other comprehensive (loss) income	(452)	—	60	(392)	(18)	—	(37)	(55)
Net other comprehensive income during the period	3,406	—	(350)	3,056	8,510	—	638	9,148
Balance at September 30	$(4,049)	$225	$(147)	$(3,971)	$5,554	$10	$1,198	$6,762

Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest, as well as detail on non-cash investing and financing activities for the nine months ended September 30:

	2017	2016
	(dollars in thousands)
Cash paid during the period for:
Interest	$14,995	$14,768
Income taxes	17,394	15,750
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	2,154	3,973
Loans transferred from held to maturity to held for sale	13,292	3,573
Gross increase in market value adjustment to securities available for sale	5,240	13,094
Gross (decrease) increase in market value adjustment to securities derivatives	(538)	981
Investments committed to purchase, not settled	—	276
Noncash treasury stock reissuance	2,258	—
Net assets acquired through acquisition	36,926	—
Proceeds from death benefit on bank-owned life insurance not received	897	320

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common shares issued	113,914,902	105,563,455	111,100,495	105,563,455
Average treasury stock shares	(16,436,228)	(16,609,505)	(16,465,984)	(16,617,616)
Average unearned nonvested shares	(75,858)	(99,502)	(98,039)	(103,696)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	97,402,816	88,854,448	94,536,472	88,842,143
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	54,654	3,756	42,018	1,796
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	97,457,470	88,858,204	94,578,490	88,843,939
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the nine months ended September 30 because to do so would have been antidilutive.

	2017			2016
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	22,802	$8.55	$13.96	72,432	$8.38	$10.09
Restricted Stock Units	22,750	$15.09	$15.09	—	$—	$—

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
The following table identifies the notional amount of those instruments at:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,776,677	$1,733,820
Financial standby letters of credit	17,979	18,108
Performance standby letters of credit	25,704	26,630
Commercial letters of credit	837	1,301

The notional amounts outstanding as of September 30, 2017 include amounts issued in 2017 of $1.3 million in financial standby letters of credit and $1.3 million in performance standby letters of credit. There were no commercial letters of credit issued in 2017. A liability of $0.2 million has been recorded as of September 30, 2017 and December 31, 2016, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $4.6 million as of September 30, 2017 and $4.1 million as of December 31, 2016. This liability is reflected in "Other liabilities" in the Condensed Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2017, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $7 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	September 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$10,988	$930	$—	$11,918	$15,143	$1,481	$(7)	$16,617
Mortgage-Backed Securities – Commercial	24,684	—	(217)	24,467	—	—	—	—
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	662,858	4,497	(6,584)	660,771	683,601	4,557	(11,305)	676,853
Mortgage-Backed Securities – Commercial	—	—	—	—	1	—	—	1
Other Government-Sponsored Enterprises	1,097	—	—	1,097	16,700	—	(69)	16,631
Obligations of States and Political Subdivisions	27,081	433	—	27,514	27,075	195	(41)	27,229
Corporate Securities	15,903	675	—	16,578	5,903	416	—	6,319
Pooled Trust Preferred Collateralized Debt Obligations	40,594	516	(6,481)	34,629	39,989	427	(7,124)	33,292
Total Debt Securities	783,205	7,051	(13,282)	776,974	788,412	7,076	(18,546)	776,942
Equities	1,670	—	—	1,670	1,670	—	—	1,670
Total Securities Available for Sale	$784,875	$7,051	$(13,282)	$778,644	$790,082	$7,076	$(18,546)	$778,612

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2017, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$997	$997
Due after 1 but within 5 years	14,088	14,214
Due after 5 but within 10 years	27,081	27,515
Due after 10 years	42,509	37,092
	84,675	79,818
Mortgage-Backed Securities (a)	698,530	697,156
Total Debt Securities	$783,205	$776,974

(a)
Mortgage-Backed Securities include an amortized cost of $35.7 million and a fair value of $36.4 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $662.9 million and a fair value of $660.8 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the nine months ended September 30:

	2017	2016
	(dollars in thousands)
Proceeds from sales	$143,660	$55,744
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$359	$304
Gross losses	(316)	(276)
	43	28
Maturities and impairment
Gross gains	712	—
Gross losses	(60)	—
	652	—
Net gains and impairment	$695	$28

Proceeds from sales of investments for the nine months ended September 30, 2017 included the liquidation of the DCB investment portfolio in April 2017 and the sale of some CMO's and MBS's in the third quarter of 2017. All of the sales were to liquidate small positions held in the portfolio. Gross gains of $0.7 million recognized in 2017 were a result of the early redemption of one of our trust preferred securities. Securities available for sale with an estimated fair value of $554.0 million and $445.8 million were pledged as of September 30, 2017 and December 31, 2016, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	September 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$4,113	$5	$—	$4,118	$4,297	$—	$(4)	$4,293
Mortgage-Backed Securities- Commercial	58,528	—	(861)	57,667	34,444	—	(561)	33,883
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	318,442	367	(975)	317,834	280,430	5	(2,527)	277,908
Mortgage-Backed Securities – Commercial	14,226	—	(4)	14,222	14,675	—	(142)	14,533
Obligations of States and Political Subdivisions	40,572	398	(129)	40,841	38,667	55	(721)	38,001
Debt Securities Issued by Foreign Governments	200	—	—	200	—	—	—	—
Total Securities Held to Maturity	$436,081	$770	$(1,969)	$434,882	$372,513	$60	$(3,955)	$368,618
The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	3,104	3,131
Due after 5 but within 10 years	34,126	34,354
Due after 10 years	3,542	3,556
	40,772	41,041
Mortgage-Backed Securities (a)	395,309	393,841
Total Debt Securities	$436,081	$434,882

(a)
Mortgage-Backed Securities include an amortized cost of $62.6 million and a fair value of $61.8 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $332.7 million and a fair value of $332.1 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Securities held to maturity with an amortized cost of $324.6 million and $119.2 million were pledged as of September 30, 2017 and December 31, 2016, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit-related other-than-temporary impairment on debt securities is recognized in earnings, while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the nine months ended September 30, 2017 and 2016, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at September 30, 2017 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More			Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Commercial	$82,134	$(1,078)	$—	$—		$82,134	$(1,078)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	377,725	(2,526)	226,562	(5,033)		604,287	(7,559)
Mortgage-Backed Securities – Commercial	14,222	(4)	—	—		14,222	(4)
Other Government-Sponsored Enterprises	—	—	100	—	(a)	100	—
Obligations of States and Political Subdivisions	4,858	(42)	2,591	(87)		7,449	(129)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	30,054	(6,481)		30,054	(6,481)
Total Securities	$478,939	$(3,650)	$259,307	$(11,601)		$738,246	$(15,251)
(a) Amount is less than $1 thousand.

At September 30, 2017, fixed income securities issued by U.S. Government-sponsored enterprises and U.S. Government agencies comprised 50% and 7%, respectively, of total unrealized losses due to changes in market interest rates. Pooled trust preferred collateralized debt obligations accounted for 42% of the unrealized losses primarily due to the illiquid market for this investment type. At September 30, 2017, there are 73 debt securities in an unrealized loss position.

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
As of September 30, 2017, our corporate securities had an amortized cost and an estimated fair value of $15.9 million and $16.6 million, respectively. As of December 31, 2016, our corporate securities had an amortized cost and estimated fair value of $5.9 million and $6.3 million, respectively. Corporate securities are comprised of debt for large regional banks. There were no corporate securities in an unrealized loss position as of September 30, 2017 and December 31, 2016. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
As of September 30, 2017, the book value of our pooled trust preferred collateralized debt obligations totaled $40.6 million with an estimated fair value of $34.6 million, which includes securities comprised of 250 banks and other financial institutions. All of our pooled securities are mezzanine tranches, two of which have no senior class remaining in the issue. The credit ratings on all of our issues are below investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of September 30, 2017, after taking into account management’s best estimates of future interest deferrals and defaults, two of our securities had no excess subordination in the tranches we own and six of our securities had excess subordination which ranged from 2% to 65% of the current performing collateral.

The following table provides information related to our pooled trust preferred collateralized debt obligations as of September 30, 2017:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL IV	Mezzanine	$1,820	$1,393	$(427)	Ba1/BB	6	18.05%	65.06%
Pre TSL VIII	Mezzanine	2,013	2,215	202	C/C	26	38.52	0.00
Pre TSL IX	Mezzanine	2,439	2,023	(416)	B1/C	37	27.83	10.00
Pre TSL X	Mezzanine	1,831	2,062	231	Caa1/C	42	30.10	2.06
Pre TSL XII	Mezzanine	6,044	5,064	(980)	B3/C	63	23.26	0.00
Pre TSL XIII	Mezzanine	13,131	11,292	(1,839)	Ba1/CCC	51	8.88	48.56
Pre TSL XIV	Mezzanine	13,101	10,282	(2,819)	Ba2/CCC	49	12.95	40.28
MMCap I	Mezzanine	215	298	83	Ca/C	8	58.11	58.72
Total		$40,594	$34,629	$(5,965)

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
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the three and nine months ended September 30, 2017 and 2016, there were no credit-related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments, we determine a credit-related portion and a non-credit related portion of other-than-temporary impairment. The credit-related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit-related impairment. A discounted cash flow analysis provides the best estimate of credit-related other-than-temporary impairment for these securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2017. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

•
Credit Analysis – A quarterly credit evaluation is performed for each of the 250 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they will become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of September 30, 2017, default probabilities for performing collateral ranged from 0.33% to 75%.

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
Our cash flow analysis as of September 30, 2017, indicates that no credit-related other-than-temporary impairment has occurred on our pooled trust preferred securities during the nine months ended September 30, 2017. Based upon the analysis performed by management, it is probable that two of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior periods. These securities are identified in the previous table with 0.00% “Excess Subordination as a % of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of September 30, 2017 indicates it is probable that we will collect all contractual principal and interest payments. For five of those securities, PreTSL IX, PreTSL X, PreTSL XIII, PreTSL XIV and MMCap I, other-than-temporary impairment charges were recorded in prior periods; however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL IV. Our cash flow analysis as of September 30, 2017, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in the present value of estimated future principal and interest payments exceeding the securities' current book value. The excess for each bond of the present value of future cash flows over our current book value ranges from 18% to 108% and will be recognized as an adjustment to yield over the remaining life of these securities. The excess subordination recognized as an adjustment to yield is reflected in the following table as increases in cash flows expected to be collected.
The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Balance, beginning (a)	$16,610	$24,310	$17,056	$24,851
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(219)	(270)	(665)	(811)
Reduction for debt securities called during the period	—	—	—	—
Balance, ending	$16,391	$24,040	$16,391	$24,040

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
In the first nine months of 2017 and 2016, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of September 30, 2017 and 2016, there were no equity securities in an unrealized loss position.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2017 and December 31, 2016, our FHLB stock totaled $32.3 million and $36.5 million, respectively, and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and nine months ended September 30, 2017.
Note 9 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	September 30, 2017			December 31, 2016
	Originated	Acquired	Total	Originated	Acquired	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,111,332	$42,893	$1,154,225	$1,131,148	$8,399	$1,139,547
Real estate construction	248,907	10,222	259,129	217,840	1,781	219,621
Residential real estate	1,190,862	232,560	1,423,422	1,165,851	63,341	1,229,192
Commercial real estate	1,857,563	132,701	1,990,264	1,717,043	25,167	1,742,210
Loans to individuals	542,185	6,622	548,807	546,589	2,188	548,777
Total loans	$4,950,849	$424,998	$5,375,847	$4,778,471	$100,876	$4,879,347
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	September 30, 2017
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,050,929	$248,907	$1,177,592	$1,820,425	$541,946	$4,839,799
Non-Pass
OAEM	28,981	—	2,669	20,274	—	51,924
Substandard	26,740	—	10,601	16,864	239	54,444
Doubtful	4,682	—	—	—	—	4,682
Total Non-Pass	60,403	—	13,270	37,138	239	111,050
Total	$1,111,332	$248,907	$1,190,862	$1,857,563	$542,185	$4,950,849

Acquired loans
Pass	$36,107	$10,222	$230,020	$128,060	$6,605	$411,014
Non-Pass
OAEM	5,714	—	810	638	—	7,162
Substandard	1,072	—	1,730	4,003	17	6,822
Doubtful	—	—	—	—	—	—
Total Non-Pass	6,786	—	2,540	4,641	17	13,984
Total	$42,893	$10,222	$232,560	$132,701	$6,622	$424,998

	December 31, 2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,038,844	$217,565	$1,152,511	$1,691,220	$546,316	$4,646,456
Non-Pass
OAEM	27,387	275	5,923	7,596	—	41,181
Substandard	64,917	—	7,417	18,227	273	90,834
Doubtful	—	—	—	—	—	—
Total Non-Pass	92,304	275	13,340	25,823	273	132,015
Total	$1,131,148	$217,840	$1,165,851	$1,717,043	$546,589	$4,778,471

Acquired loans
Pass	$7,591	$1,781	$62,919	$24,043	$2,185	$98,519
Non-Pass
OAEM	486	—	—	—	—	486
Substandard	322	—	422	1,124	3	1,871
Doubtful	—	—	—	—	—	—
Total Non-Pass	808	—	422	1,124	3	2,357
Total	$8,399	$1,781	$63,341	$25,167	$2,188	$100,876

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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of September 30, 2017. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of September 30, 2017 and December 31, 2016. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	September 30, 2017
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated loans
Commercial, financial, agricultural and other	$239	$8	$75	$11,217	$11,539	$1,099,793	$1,111,332
Real estate construction	—	—	—	—	—	248,907	248,907
Residential real estate	3,165	734	564	6,465	10,928	1,179,934	1,190,862
Commercial real estate	1,444	—	—	3,417	4,861	1,852,702	1,857,563
Loans to individuals	2,078	449	656	239	3,422	538,763	542,185
Total	$6,926	$1,191	$1,295	$21,338	$30,750	$4,920,099	$4,950,849

Acquired loans
Commercial, financial, agricultural and other	$157	$—	$—	$1,006	$1,163	$41,730	$42,893
Real estate construction	—	—	—	—	—	10,222	10,222
Residential real estate	175	83	—	791	1,049	231,511	232,560
Commercial real estate	—	—	—	3,199	3,199	129,502	132,701
Loans to individuals	43	5	37	17	102	6,520	6,622
Total	$375	$88	$37	$5,013	$5,513	$419,485	$424,998

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At September 30, 2017 and December 31, 2016, there were no nonaccrual loans held for sale. In addition, $21 thousand in gains were recognized in income during the second quarter of 2017 as the result of the sale of a nonaccrual loan held for sale at March 31, 2017. There were no gains or losses recognized in income for the nine months ended September 30, 2016.
The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of September 30, 2017 and December 31, 2016. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	September 30, 2017			December 31, 2016
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Originated loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$7,028	$13,464		$9,549	$15,369
Real estate construction	—	—		—	—
Residential real estate	10,970	12,810		10,873	13,004
Commercial real estate	6,203	6,958		5,765	6,905
Loans to individuals	357	417		382	507
Subtotal	24,558	33,649		26,569	35,785
With an allowance recorded:
Commercial, financial, agricultural and other	8,394	12,631	$1,346	13,423	19,226	$2,530
Real estate construction	—	—	—	—	—	—
Residential real estate	517	562	97	424	475	164
Commercial real estate	309	309	217	810	810	434
Loans to individuals	—	—	—	—	—	—
Subtotal	9,220	13,502	1,660	14,657	20,511	3,128
Total	$33,778	$47,151	$1,660	$41,226	$56,296	$3,128

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2017			December 31, 2016
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Acquired loans
With no related allowance recorded:
Commercial, financial, agricultural and other	$72	$72		$—	$—
Real estate construction	—	—		—	—
Residential real estate	707	1,015		406	480
Commercial real estate	3,047	3,961		162	162
Loans to individuals	17	17		3	3
Subtotal	3,843	5,065		571	645
With an allowance recorded:
Commercial, financial, agricultural and other	934	940	$472	—	—	$—
Real estate construction	—	—	—	—	—	—
Residential real estate	94	123	5	16	16	16
Commercial real estate	153	159	44	—	—	—
Loans to individuals	—	—	—	—	—	—
Subtotal	1,181	1,222	521	16	16	16
Total	$5,024	$6,287	$521	$587	$661	$16

	For the Nine Months Ended September 30,
	2017				2016
	Originated Loans		Acquired Loans		Originated Loans
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$11,627	$142	$48	$1	$24,020	$421
Real estate construction	—	—	33	—	6	44
Residential real estate	11,417	245	487	—	11,546	232
Commercial real estate	6,439	522	2,076	—	7,143	140
Loans to individuals	350	16	2	—	423	10
Subtotal	29,833	925	2,646	1	43,138	847
With an allowance recorded:
Commercial, financial, agricultural and other	8,984	77	316	—	15,310	77
Real estate construction	—	—	—	—	—	—
Residential real estate	266	—	68	—	111	—
Commercial real estate	354	14	159	—	524	18
Loans to individuals	—	—	—	—	—	—
Subtotal	9,604	91	543	—	15,945	95
Total	$39,437	$1,016	$3,189	$1	$59,083	$942

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,
	2017				2016
	Originated Loans		Acquired Loans		Originated Loans
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$7,106	$62	$72	$1	$24,674	$128
Real estate construction	—	—	—	—	—	—
Residential real estate	11,217	82	653	—	11,636	94
Commercial real estate	5,928	452	3,078	—	6,463	73
Loans to individuals	366	5	6	—	384	7
Subtotal	24,617	601	3,809	1	43,157	302
With an allowance recorded:
Commercial, financial, agricultural and other	8,510	32	786	—	17,207	22
Real estate construction	—	—	—	—	—	—
Residential real estate	377	—	95	—	174	—
Commercial real estate	315	4	154	—	547	7
Loans to individuals	—	—	—	—	—	—
Subtotal	9,202	36	1,035	—	17,928	29
Total	$33,819	$637	$4,844	$1	$61,085	$331
Unfunded commitments related to nonperforming loans were $1.5 million at September 30, 2017 and $1.8 million at December 31, 2016. After consideration of the requirements to draw and available collateral related to these commitments, a reserve of $0.1 million and $12 thousand was established for these off balance sheet exposures at September 30, 2017 and December 31, 2016, respectively.

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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$12,451	$13,790
Nonaccrual status	11,408	11,569
Total	$23,859	$25,359
Commitments
Letters of credit	$60	$—
Unused lines of credit	241	358
Total	$301	$358

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Nine Months Ended September 30, 2017
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	6	$6,768	$1,786	$47	$8,601	$6,307	$669
Residential real estate	15	129	204	513	846	777	2
Commercial real estate	4	179	—	111	290	280	—
Loans to individuals	8	—	17	60	77	62	—
Total	33	$7,076	$2,007	$731	$9,814	$7,426	$671

	For the Nine Months Ended September 30, 2016
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	5	$93	$4,009	$3,853	$7,955	$7,281	$1,612
Residential real estate	35	—	214	2,548	2,762	2,620	—
Commercial real estate	7	1,348	—	25	1,373	1,285	68
Loans to individuals	10	—	71	25	96	76	—
Total	57	$1,441	$4,294	$6,451	$12,186	$11,262	$1,680
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the nine months ended September 30, 2017 and 2016, $0.3 million and $4.3 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2017 and 2016 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2017
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$—	$47	$47	$47	$—
Residential real estate	4	—	17	100	117	106	—
Commercial real estate	1	—	—	27	27	25	—
Loans to individuals	1	—	—	12	12	11	—
Total	7	$—	$17	$186	$203	$189	$—

	For the Three Months Ended, September 30, 2016
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$—	$3,853	$3,853	$3,853	$1,612
Residential real estate	11	—	100	373	473	441	—
Commercial real estate	1	85	—	—	85	85	—
Loans to individuals	4	—	42	10	52	45	—
Total	17	$85	$142	$4,236	$4,463	$4,424	$1,612
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the three months ended September 30, 2017 and 2016, $17 thousand and $0.1 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2017 and 2016 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the nine months ended September 30:

	2017		2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	1	$9	—	$—
Loans to individuals	1	2	—	—
Total	2	$11	—	$—
The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the three months ended September 30:

	2017		2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Loans to individuals	1	$2	—	$—
Total	1	$2	—	$—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Nine Months Ended September 30, 2017
	Commercial, financial, agricultural and other		Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$35,974		$577	$2,492	$6,619	$4,504	$50,166
Charge-offs	(5,776)		—	(954)	(95)	(3,185)	(10,010)
Recoveries	3,819		465	259	206	355	5,104
Provision (credit)	(11,353)		299	1,095	10,593	1,752	2,386
Ending balance	22,664		1,341	2,892	17,323	3,426	47,646
Acquired loans:
Beginning balance	—		—	19	—	—	19
Charge-offs	—		—	(26)	—	(17)	(43)
Recoveries	1	—	5	45	4	51	106
Provision (credit)	479		(5)	(32)	40	(34)	448
Ending balance	480		—	6	44	—	530
Total ending balance	$23,144		$1,341	$2,898	$17,367	$3,426	$48,176
Ending balance: individually evaluated for impairment	$1,818		$—	$102	$261	$—	$2,181
Ending balance: collectively evaluated for impairment	21,326		1,341	2,796	17,106	3,426	45,995
Loans:
Ending balance	1,154,225		259,129	1,423,422	1,990,264	548,807	5,375,847
Ending balance: individually evaluated for impairment	15,995		—	7,142	8,189	—	31,326
Ending balance: collectively evaluated for impairment	1,138,230		259,129	1,416,280	1,982,075	548,807	5,344,521

	For the Nine Months Ended September 30, 2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$31,035	$887	$2,606	$11,924	$4,360	$50,812
Charge-offs	(13,308)	—	(976)	(418)	(3,751)	(18,453)
Recoveries	261	227	407	803	371	2,069
Provision (credit)	23,935	(638)	330	(6,725)	3,404	20,306
Ending balance	$41,923	$476	$2,367	$5,584	$4,384	$54,734
Ending balance: individually evaluated for impairment	$7,739	$—	$6	$430	$—	$8,175
Ending balance: collectively evaluated for impairment	34,184	476	2,361	5,154	4,384	46,559
Loans:
Ending balance	1,207,447	229,375	1,185,759	1,683,015	555,056	4,860,652
Ending balance: individually evaluated for impairment	35,501	—	5,670	5,081	—	46,252
Ending balance: collectively evaluated for impairment	1,171,946	229,375	1,180,089	1,677,934	555,056	4,814,400

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2017
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$33,372	$768	$2,116	$7,307	$4,332	$47,895
Charge-offs	(499)	—	(344)	(35)	(1,015)	(1,893)
Recoveries	183	369	67	60	107	786
Provision (credit)	(10,392)	204	1,053	9,991	2	858
Ending balance	22,664	1,341	2,892	17,323	3,426	47,646
Acquired loans:
Beginning balance	118	—	4	50	—	172
Charge-offs	—	—	(17)	—	(9)	(26)
Recoveries	1	4	18	—	5	28
Provision (credit)	361	(4)	1	(6)	4	356
Ending balance	480	—	6	44	—	530
Total ending balance	$23,144	$1,341	$2,898	$17,367	$3,426	$48,176

	For the Three Months Ended, September 30, 2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$46,357	$480	$2,605	$5,862	$4,517	$59,821
Charge-offs	(7,163)	—	(374)	(10)	(1,260)	(8,807)
Recoveries	63	—	147	20	82	312
Provision (credit)	2,666	(4)	(11)	(288)	1,045	3,408
Ending balance	$41,923	$476	$2,367	$5,584	$4,384	$54,734

Note 10 Income Taxes
At September 30, 2017 and December 31, 2016, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state returns for tax years 2014 and forward remain open for examination as of September 30, 2107.
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
Loans held for sale include residential mortgage loans originated for sale in the secondary mortgage market. The estimated fair value for these loans was determined on the basis of rates obtained in the respective secondary market. Also included in loans held for sale are commercial loans for which fair value is determined using an executed trade or market bid obtained from potential buyers.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$34,629		Discounted Cash Flow	Probability of default	0% - 100% (9.71%)
				Prepayment rates	0% - 72.15% (3.41%)
				Discount rates	5.00% - 11.50% (a)
Equities	1,670		Par Value	N/A	N/A
Impaired Loans	2,146	(b)	Reserve study	Discount rate	10.00%
				Gas per MMBTU	$2.87 - $3.61 (c)
				Oil per BBL/d	$56.05 - $57.65 (c)
	7,122	(b)	Discounted Cash Flow	Discount Rate	1.90% - 4.68%
Limited Partnership Investments	1,562		Par Value	N/A	N/A

(a)	Incorporates spread over risk free rate related primarily to credit quality and illiquidity of securities.

(b)	The remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(c)	Unobservable inputs are defined as follows: MMBTU - million British thermal units; BBL/d - barrels per day.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$11,918	$—	$11,918
Mortgage-Backed Securities - Commercial	—	24,467	—	24,467
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	660,771	—	660,771
Mortgage-Backed Securities - Commercial	—	—	—	—
Other Government-Sponsored Enterprises	—	1,097	—	1,097
Obligations of States and Political Subdivisions	—	27,514	—	27,514
Corporate Securities	—	16,578	—	16,578
Pooled Trust Preferred Collateralized Debt Obligations	—	—	34,629	34,629
Total Debt Securities	—	742,345	34,629	776,974
Equities	—	—	1,670	1,670
Total Securities Available for Sale	—	742,345	36,299	778,644
Other Investments	—	32,302	—	32,302
Loans Held for Sale	—	17,100	—	17,100
Other Assets(a)	—	3,909	1,562	5,471
Total Assets	$—	$795,656	$37,861	$833,517
Other Liabilities(a)	$—	$4,882	$—	$4,882
Total Liabilities	$—	$4,882	$—	$4,882

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$16,617	$—	$16,617
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	676,853	—	676,853
Mortgage-Backed Securities - Commercial	—	1	—	1
Other Government-Sponsored Enterprises	—	16,631	—	16,631
Obligations of States and Political Subdivisions	—	27,229	—	27,229
Corporate Securities	—	6,319	—	6,319
Pooled Trust Preferred Collateralized Debt Obligations	—	—	33,292	33,292
Total Debt Securities	—	743,650	33,292	776,942
Equities	—	—	1,670	1,670
Total Securities Available for Sale	—	743,650	34,962	778,612
Other Investments	—	36,498	—	36,498
Loans Held for Sale	—	7,052	—	7,052
Other Assets(a)	—	6,089	930	7,019
Total Assets	$—	$793,289	$35,892	$829,181
Other Liabilities(a)	$—	$5,972	$—	$5,972
Total Liabilities	$—	$5,972	$—	$5,972

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the nine months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2017
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$33,292	$1,670	$930	$35,892
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	1,391	—	—	1,391
Purchases, issuances, sales and settlements
Purchases	—	—	638	638
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(54)	—	(6)	(60)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of period	$34,629	$1,670	$1,562	$37,861

	2016
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$35,658	$2,170	$—	$37,828
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	(19)	—	—	(19)
Purchases, issuances, sales and settlements
Purchases	—	36	168	204
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(30)	—	—	(30)
Transfers from Level 3	—	(536)		(536)
Transfers into Level 3	—	—	536	536
Balance, end of period	$35,609	$1,670	$704	$37,983
During the nine months ended September 30, 2017, there were no transfers between fair value Levels 1, 2 or 3. During the nine months ended September 30, 2016, $0.5 million in investments in limited partnerships were moved from other equity securities to other assets constituting the transfers into and out of Level 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2017 and 2016.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2017
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$33,648	$1,670	$1,477	$36,795
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	981	—	—	981
Purchases, issuances, sales and settlements
Purchases	—	—	91	91
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	(6)	(6)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of period	$34,629	$1,670	$1,562	$37,861

2016
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
(dollars in thousands)
Balance, beginning of period	$33,723	$1,670	$704	36,097
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	1,886	—	—	1,886
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of period	$35,609	$1,670	$704	$37,983
During the three months ended September 30, 2017 and 2016, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2017 and 2016.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$19,878	$16,743	$36,621
Other real estate owned	—	6,083	—	6,083
Total Assets	$—	$25,961	$16,743	$42,704

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$18,679	$19,990	$38,669
Other real estate owned	—	7,566	—	7,566
Total Assets	$—	$26,245	$19,990	$46,235
The following gain (losses) were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Impaired loans	$(156)	$386	$160	$(13,982)
Other real estate owned	(116)	(114)	(1,196)	(331)
Total losses	$(272)	$272	$(1,036)	$(14,313)
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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a current carrying value of $5.7 million as of September 30, 2017 and consists primarily of residential and commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2017.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.2 million at September 30, 2017 and December 31, 2016. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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
Short-term borrowings: The fair values of borrowings from the FHLB were estimated based on the estimated incremental borrowing rate for similar type borrowings. The carrying amounts of other short-term borrowings such as federal funds purchased and securities sold under agreement to repurchase were used to approximate fair value due to the short-term nature of the borrowings.
Subordinated debt, long-term debt and capital lease obligation: The fair value is estimated by discounting the future cash flows using First Commonwealth’s estimate of the current market rate for similar types of borrowing arrangements or an announced redemption price.
The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	September 30, 2017
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$98,319	$98,319	$98,319	$—	$—
Interest-bearing deposits	29,709	29,709	29,709	—	—
Securities available for sale	778,644	778,644	—	742,345	36,299
Securities held to maturity	436,081	434,882	—	434,882	—
Other investments	32,302	32,302	—	32,302	—
Loans held for sale	17,100	17,100	—	17,100	—
Loans	5,375,847	5,403,523	—	19,878	5,383,645
Financial liabilities
Deposits	5,555,057	5,556,870	—	5,556,870	—
Short-term borrowings	805,825	805,721	—	805,721	—
Subordinated debt	72,167	66,779	—	—	66,779
Long-term debt	8,311	8,805	—	8,805	—
Capital lease obligation	7,677	7,677	—	7,677	—

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
We have 32 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have eight risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
Derivatives Designated as Hedging Instruments
The Company has entered into three interest rate swap contracts that were designated as cash flow hedges. The interest rate swaps have a total notional amount of $150.0 million, $35.0 million with an original maturity of three years and $115.0 million with an original maturity of four years. The Company's risk management objective for these hedges is to reduce its exposure to

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

variability in expected future cash flows related to interest payments on commercial loans benchmarked to the 1-month LIBOR rate. Therefore, the interest rate swaps convert the interest payments on the first $150.0 million of 1-month LIBOR based commercial loans into fixed rate payments.
The periodic net settlement of interest rate swaps is recorded as an adjustment to "Interest and fees on loans" in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2017, there was a $35 thousand and $0.4 million impact, respectively, on interest income as a result of these interest rate swaps, respectively. Changes in the fair value of the effective portion of cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest and fees on loans," the same line item in the Condensed Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at September 30, 2017 and December 31, 2016, and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Condensed Consolidated Statements of Income. The impact to noninterest expense for the nine months ended September 30, 2017 totaled $34 thousand.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At September 30, 2017, the underlying funded mortgage loan commitments had a carrying value of $13.8 million and a fair value of $14.3 million, while the underlying unfunded mortgage loan commitments had a notional amount of $23.3 million.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Condensed Consolidated Statements of Income. The impact on other noninterest expense for the nine months ended September 30, 2017 totaled $3 thousand. At September 30, 2017 and December 31, 2016, the underlying loans had a carrying value of $7.8 million and $4.7 million, respectively, and a fair value of $7.8 million and $4.7 million, respectively.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(366)	$(317)
Notional amount:
Interest rate derivatives	311,748	345,102
Interest rate caps	36,500	14,762
Risk participation agreements	188,854	174,213
Sold credit protection on risk participation agreements	(39,464)	(40,281)
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(189)	(443)
Notional amount	150,000	200,000
Interest rate forwards:
Fair value adjustment	(34)	—
Notional amount	28,000	—
Foreign exchange forwards:
Fair value adjustment	4	(8)
Notional amount	7,785	4,749

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in "Other income" on the Condensed Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Non-hedging interest rate derivatives
(Decrease) increase in other income	$(13)	$470	$(49)	$(1,075)
Hedging interest rate derivatives
Increase in interest and fees on loans	35	404	420	1,258
Increase in other expense	9	16	82	57
Hedging interest rate forwards
Increase (decrease) in other expense	61	—	(34)	—
Hedging foreign exchange forwards
Increase in other expense	2	7	3	14

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of September 30, 2017 and December 31, 2016 was $255.5 million and $186.5 million, respectively. Goodwill increased $69.0 million during the nine months ended September 30, 2017 due to $70.7 million recognized as a result of the DCB acquisition in the second quarter of 2017 and a $1.6 million decrease related to adjustments to the fair value of assets acquired as part of the branch acquisition in the fourth quarter of 2016. No impairment charges on goodwill or other intangible assets were incurred in 2017 or 2016.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of September 30, 2017, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Note 14 New Accounting Pronouncements

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”. In May 2014, the
FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", with an original effective date for annual reporting periods beginning after December 15, 2016. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 deferred the effective date of
ASU 2014-09 to annual periods and interim periods within those annual periods beginning after December 15, 2017. A significant component of the Company’s revenues, net interest income on financial assets and liabilities, is excluded from the scope of the amended guidance. The Company is substantially complete with its overall assessment of additional revenue streams, including trust and asset management fees, insurance commissions and fees, brokerage and annuity sales, deposit related fees, interchange fees, and merchant income. The Company’s revenue recognition for these revenue streams is not expected to change significantly from current practice, therefore we do not expect the adoption of this ASU to have a material impact on the Company’s Consolidated Financial Statements. The Company has decided to use the modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented. In addition, we are reviewing our business processes, systems and controls in reference to this new standard as well as the expanded disclosure requirements.

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
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805), Clarifying the Definition of a Business" which provides a screen to determine when a set of assets and activities (a "set") is not a business. The screen requires, that when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen thereby reduces the number of transactions that need to be further evaluated. If the screen is not met, this ASU: 1. requires that to be considered a business, a set must include, at a minimum, an input and substantive process that significantly contributes to the ability to create output and 2. removes the evaluation of whether a market participant could replace the missing elements. The amendment provides a framework to assist entities in evaluating whether both an input and substantive process is present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. This ASU also narrows the definition of the term output so that the term is consistent with how outputs are described in Topic 606. This standard is effective for interim and annual periods for fiscal years beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.
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
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities" with the objective of improving the financial reporting of hedging relationships to better portray the economic results of risk management activities in its financial statements. The main provisions of this ASU update the hedge accounting model to expand the ability to hedge risk, reduce complexity, and ease certain documentation and assessment requirements. It also eliminates the requirement to separately measure and report hedge ineffectiveness, and generally requires the change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and nine months ended September 30, 2017 and 2016, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 48 and 55 for the nine and three months ended September 30, 2017 and 2016, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands, except per share data)
Net Income	$21,283	$17,196	$51,184	$41,676
Per Share Data:
Basic Earnings per Share	$0.22	$0.19	$0.54	$0.47
Diluted Earnings per Share	0.22	0.19	0.54	0.47
Cash Dividends Declared per Common Share	0.08	0.07	0.24	0.21
Average Balance:
Total assets	$7,377,373	$6,679,676	$7,158,451	$6,668,176
Total equity	888,781	748,078	839,846	739,347
End of Period Balance:
Net loans (1)			$5,344,771	$4,813,773
Total assets			7,384,339	6,666,483
Total deposits			5,555,057	4,458,980
Total equity			894,301	751,787
Key Ratios:
Return on average assets	1.14%	1.02%	0.96%	0.83%
Return on average equity	9.50%	9.14%	8.15%	7.53%
Dividends payout ratio	36.36%	36.84%	44.44%	44.68%
Average equity to average assets ratio	12.05%	11.20%	11.73%	11.09%
Net interest margin	3.61%	3.29%	3.55%	3.28%
Net loans to deposits ratio			96.21%	107.96%
(1) Includes loans held for sale.

Results of Operations
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net Income
For the nine months ended September 30, 2017, First Commonwealth had net income of $51.2 million, or $0.54 diluted earnings per share, compared to net income of $41.7 million, or $0.47 diluted earnings per share, in the nine months ended September 30, 2016. The increase in net income occurred despite $10.4 million in merger related expenses recognized in the nine months ended September 30, 2017 as a result of the DCB acquisition. Growth in net income is primarily the result of an increase in net interest income and noninterest income coupled with a decrease in the provision for credit losses.
For the nine months ended September 30, 2017, the Company’s return on average equity was 8.15% and its return on average assets was 0.96%, compared to 7.53% and 0.83%, respectively, for the nine months ended September 30, 2016.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $172.4 million in the first nine months of 2017, compared to $150.4 million for the same period in 2016. This increase was due to both growth in average interest earning assets of $371.7 million and a 28 basis point increase in the yield on interest earning assets. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income), at 75% and 76% for the nine months ended September 30, 2017 and 2016, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The net interest margin, on a fully taxable equivalent basis, was 3.55% and 3.28% for the nine months ended September 30, 2017 and September 30, 2016, respectively. The 27 basis point increase in the net interest margin is attributable to an increase in the overall yield on interest earning assets, primarily loans.

The taxable equivalent yield on interest-earning assets was 3.87% for the nine months ended September 30, 2017, an increase of 28 basis points compared to the 3.59% yield for the same period in 2016. This increase is largely due to the loan portfolio yield, which improved by 29 basis points when compared to the nine months ended September 30, 2016. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased 34 basis points largely due to the Federal Reserve increasing short term interest rates three times since December 2016. In addition, the yield on the investment portfolio increased 10 basis points in comparison to the prior year. This increase can be attributed to investment security runoff being replaced with higher yielding investments. Investment portfolio purchases during the nine months ended September 30, 2017 have been primarily in mortgage-related assets with approximate durations of 48-60 months and municipal and corporate securities with durations of approximately five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities at higher rates if interest rates rise.
The cost of interest-bearing liabilities increased to 0.42% for the nine months ended September 30, 2017, from 0.40% for the same period in 2016, primarily due to an increase in the cost of short-term borrowings. While deposits acquired in our recent acquisitions contributed to a decline in average short-term borrowings of $559.7 million for the nine months ended September 30, 2017 compared to the same period in 2016, higher market interest rates resulted in the cost of short-term borrowings increasing 38 basis points in comparison to the same period last year.
For the nine months ended September 30, 2017, changes in interest rates positively impacted net interest income by $9.2 million when compared with the same period in 2016. The higher yield on interest-earning assets positively impacted net interest income by $12.1 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $2.9 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $12.8 million in the nine months ended September 30, 2017, as compared to the same period in 2016. Higher levels of interest-earning assets resulted in an increase of $11.2 million in interest income, and changes in the volume of interest-bearing liabilities decreased interest expense by $1.6 million, primarily as the result of decreases in short-term borrowings. Average earning assets for the nine months ended September 30, 2017 increased $371.7 million, or 6.1%, compared to the same period in 2016. Average loans for the comparable period increased $420.3 million, or 8.7%.
Net interest income also benefited from a $165.6 million increase in average net free funds at September 30, 2017 as compared to September 30, 2016. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $207.8 million, or 18.4%, in noninterest-bearing demand deposit average balances. The increase in these deposits is largely impacted by deposits acquired from thirteen FirstMerit branches in December 2016 as well as deposits from the acquisition of DCB in April 2017. Additionally, higher cost time deposits continue to mature and reprice into lower cost deposits or other funding alternatives. Average time deposits for the nine months ended September 30, 2017 decreased by $14.5 million compared to the comparable period in 2016.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the nine months ended September 30:

	2017	2016
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$184,710	$161,682
Adjustment to fully taxable equivalent basis	3,171	2,836
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	187,881	164,518
Interest expense	15,500	14,166
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$172,381	$150,352

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the nine months ended September 30:

	2017			2016
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$12,838	$97	1.01%	$5,350	$19	0.47%
Tax-free investment securities	67,202	1,865	3.71	61,968	1,711	3.69
Taxable investment securities	1,183,574	22,852	2.58	1,244,828	23,162	2.49
Loans, net of unearned income (b)(c)	5,226,320	163,067	4.17	4,806,061	139,626	3.88
Total interest-earning assets	6,489,934	187,881	3.87	6,118,207	164,518	3.59
Noninterest-earning assets:
Cash	90,072			68,860
Allowance for credit losses	(51,493)			(56,905)
Other assets	629,938			538,014
Total noninterest-earning assets	668,517			549,969
Total Assets	$7,158,451			$6,668,176
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,045,242	$962	0.12%	$735,297	$355	0.06%
Savings deposits (d)	2,353,186	2,905	0.17	1,887,277	2,524	0.18
Time deposits	572,128	2,644	0.62	586,638	2,763	0.63
Short-term borrowings	887,463	6,373	0.96	1,447,207	6,322	0.58
Long-term debt	85,843	2,616	4.07	81,268	2,202	3.62
Total interest-bearing liabilities	4,943,862	15,500	0.42	4,737,687	14,166	0.40
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,337,328			1,129,511
Other liabilities	37,415			61,631
Shareholders’ equity	839,846			739,347
Total Noninterest-Bearing Funding Sources	2,214,589			1,930,489
Total Liabilities and Shareholders’ Equity	$7,158,451			$6,668,176
Net Interest Income and Net Yield on Interest-Earning Assets		$172,381	3.55%		$150,352	3.28%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the nine months ended September 30, 2017 compared with September 30, 2016:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$78	$26	$52
Tax-free investment securities	154	145	9
Taxable investment securities	(310)	(1,142)	832
Loans	23,441	12,207	11,234
Total interest income (b)	23,363	11,236	12,127
Interest-bearing liabilities:
Interest-bearing demand deposits	607	139	468
Savings deposits	381	628	(247)
Time deposits	(119)	(68)	(51)
Short-term borrowings	51	(2,430)	2,481
Long-term debt	414	124	290
Total interest expense	1,334	(1,607)	2,941
Net interest income	$22,029	$12,843	$9,186

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the nine months ended September 30:

	2017		2016
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$(10,874)	(384)%	$23,935	118%
Real estate construction	294	10	(638)	(3)
Residential real estate	1,063	38	330	2
Commercial real estate	10,633	375	(6,725)	(33)
Loans to individuals	1,718	61	3,404	16
Total	$2,834	100%	$20,306	100%
The provision for credit losses for the nine months ended September 30, 2017 decreased in comparison to the nine months ended September 30, 2016 by $17.5 million. The level of provision expense in the first nine months of 2017 is primarily a result of net charge-offs in the loans to individual and commercial, financial, agricultural and other categories as well as a $1.0 million decrease in specific reserves related to nonperforming loans. Net charge-offs in the loans to individual category totaled $2.8 million for the nine months ended September 30, 2017, with $1.9 million related to indirect auto loans and $0.7 million to personal lines of credit. Net charge-offs in the commercial, financial, agricultural and other category totaled $2.0 million for the same period. The level of provision expense for the commercial, financial, agricultural and other category was impacted by a decline in outstanding balances, while growth in commercial real estate loans contributed to an increase in provision expense for that loan type. Additionally, the provision expense for both of these categories was impacted by the Company’s periodic assessment of the allowance for loan loss methodology, the current lending environment, and associated risks for each portfolio which resulted in changes to certain qualitative factors, such as collateral recovery rates and vacancy rates.

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
The allowance for credit losses was $48.2 million, or 0.90%, of total loans outstanding and 0.97% of total originated loans outstanding at September 30, 2017, compared to $50.2 million, or 1.03%, and 1.05%, respectively, at December 31, 2016 and $54.7 million, or 1.13%, and 1.13%, respectively, at September 30, 2016. Nonperforming loans as a percentage of total loans improved to 0.72% at September 30, 2017 from 0.86% at December 31, 2016 and 1.13% as of September 30, 2016. The allowance to nonperforming loan ratio was 124.16%, 120.02% and 99.83% as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively.

Below is an analysis of the consolidated allowance for credit losses for the nine months ended September 30, 2017 and 2016 and the year-ended December 31, 2016:

	September 30, 2017	September 30, 2016	December 31, 2016
	(dollars in thousands)
Balance, beginning of period	$50,185	$50,812	$50,812
Loans charged off:
Commercial, financial, agricultural and other	5,776	13,308	19,603
Real estate construction	—	—	—
Residential real estate	980	976	1,189
Commercial real estate	95	418	570
Loans to individuals	3,202	3,751	4,943
Total loans charged off	10,053	18,453	26,305
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	3,820	261	4,164
Real estate construction	470	227	562
Residential real estate	304	407	481
Commercial real estate	210	803	1,522
Loans to individuals	406	371	469
Total recoveries	5,210	2,069	7,198
Net credit losses	4,843	16,384	19,107
Provision charged to expense	2,834	20,306	18,480
Balance, end of period	$48,176	$54,734	$50,185

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the nine months ended September 30:

	2017	2016	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$5,275	$4,098	$1,177	29%
Service charges on deposit accounts	13,858	11,528	2,330	20
Insurance and retail brokerage commissions	6,652	6,048	604	10
Income from bank owned life insurance	4,213	3,957	256	6
Card-related interchange income	13,873	11,039	2,834	26
Swap fee income	458	1,985	(1,527)	(77)
Other income	5,674	4,761	913	19
Subtotal	50,003	43,416	6,587	15
Net securities gains	695	28	667	2,382
Gain on sale of mortgage loans	3,710	2,850	860	30
Gain on sale of other loans and assets	1,267	1,048	219	21
Derivatives mark to market	(49)	(1,075)	1,026	(95)
Total noninterest income	$55,626	$46,267	$9,359	20%

Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivatives mark to market, increased $6.6 million for the first nine months of 2017 compared to 2016. Service charges on deposit accounts increased $2.3 million, of which $1.4 million can be attributed to deposit accounts acquired in the December 2016 acquisition of thirteen FirstMerit branches and the acquisition of DCB in April 2017. Card-related interchange income increased $2.8 million during the first nine months of 2017, of which $2.0 million is attributable to the recent acquisitions. Insurance and retail brokerage commissions increased $0.6 million due to higher annuity and mutual fund sales. Trust income increased $1.2 million, of which $0.7 million can be attributed to accounts obtained in the DCB acquisition. Offsetting these increases was a decrease in swap fee income compared to 2016 of $1.5 million due to a decline in the number of interest rate swaps entered into for our commercial loan customers during the first nine months of 2017 compared to the same period in the prior year.
Total noninterest income for the nine months ended September 30, 2017 increased $9.4 million in comparison to the nine months ended September 30, 2016. The most significant change, other than the changes noted above, includes a $1.0 million increase related to the mark to market adjustment on interest rate swaps entered into for our commercial loan customers. This adjustment does not reflect a realized gain on the swaps, but rather relates to a change in fair value due to movements in corporate bond spreads and swap rates. Gain on sale of mortgage loans increased $0.9 million as a result of continued growth in our mortgage lending area. In addition, net securities gains increased $0.7 million, primarily due to the early redemption of one of our pooled trust preferred securities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the nine months ended September 30:

	2017	2016	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$74,933	$62,212	$12,721	20%
Net occupancy expense	11,597	9,843	1,754	18
Furniture and equipment expense	9,753	8,596	1,157	13
Data processing expense	6,659	5,379	1,280	24
Advertising and promotion expense	2,735	1,940	795	41
Pennsylvania shares tax expense	3,070	2,764	306	11
Intangible amortization	2,262	318	1,944	611
Collection and repossession expense	1,342	1,803	(461)	(26)
Other professional fees and services	3,355	2,866	489	17
FDIC insurance	2,466	3,205	(739)	(23)
Other operating expenses	17,212	13,163	4,049	31
Subtotal	135,384	112,089	23,295	21
Loss on sale or write-down of assets	1,486	629	857	136
Merger and acquisition related	10,412	358	10,054	2,808%
Litigation and operational losses	1,107	1,174	(67)	(6)%
Total noninterest expense	$148,389	$114,250	$34,139	30%

Noninterest expense, excluding loss on sale or write-down of assets, litigation and operational losses and merger and acquisition related expenses, increased $23.3 million, or 21%, for the nine months ended September 30, 2017 compared to the same period in 2016. Contributing to the higher expenses in 2017 is a $12.7 million increase in salaries and employee benefits due to an increase of 187 full-time equivalent employees at September 30, 2017 compared to September 30, 2016. The higher number of employees is primarily a result of the acquisition of 13 branches from FirstMerit in the fourth quarter of 2016 and the acquisition of DCB in April 2017. These acquisitions also accounted for all of the $1.8 million increase in net occupancy expense, $0.6 million of the $1.2 million increase in furniture and equipment expense and all of the $1.9 million increase in intangible amortization. The most significant items contributing to the $4.0 million increase in other operating expense include an increase of $0.9 million in unfunded commitment reserve expense in 2017 as compared to 2016 and an increase of $0.5 million in audit and accounting expense.

Total noninterest expense increased by $34.1 million, or 30%, for the nine months ended September 30, 2017 compared to the same period in 2016. Contributing to this is an increase of $10.1 million in merger and acquisition expense related to the April 2017 acquisition of DCB. The $0.9 million increase in loss on sale or write-down of assets is the result of write-downs on four OREO properties totaling $1.0 million. During the first nine months of 2016, similar write-downs related to OREO properties totaled $0.2 million.
Income Tax
The provision for income taxes increased $4.9 million for the nine months ended September 30, 2017, compared to the corresponding period in 2016. The higher provision for income taxes was the result of a $14.4 million increase in the level of income before taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the nine months ended September 30, 2017 and 2016.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. These tax benefits produced an annual effective tax rate of 30.5% and 29.6% for the nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, our deferred tax assets totaled $41.7 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net Income
For the three months ended September 30, 2017, First Commonwealth had net income of $21.3 million, or $0.22 diluted earnings per share, compared to net income of $17.2 million, or $0.19 diluted earnings per share, in the three months ended September 30, 2016. The increase in net income was primarily the result of an increase in net interest income and noninterest income coupled with a decrease in the provision for credit losses, offset by an increase in noninterest expense.
For the three months ended September 30, 2017, the Company’s return on average equity was 9.50% and its return on average assets was 1.14%, compared to 9.14% and 1.02%, respectively, for the three months ended September 30, 2016.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $60.7 million for the three months ended September 30, 2017, compared to $50.6 million for the same period in 2016. This increase was due to both growth in average interest earning assets of $540.5 million and a 36 basis point increase in the yield on interest earning assets. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income), at 75% and 74% for the three months ended September 30, 2017 and 2016, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.61% and 3.29% for the three months ended September 30, 2017 and September 30, 2016, respectively. The 32 basis point increase in the net interest margin is attributable to an increase in the overall yield on interest earning assets, primarily loans.

The taxable equivalent yield on interest-earning assets was 3.96% for the three months ended September 30, 2017, an increase of 36 basis points compared to the 3.60% yield for the same period in 2016. This increase is largely due to the loan portfolio yield, which improved by 38 basis points when compared to the three months ended September 30, 2016. This change is primarily due to an increase in rates on variable and adjustable rate loans as a result of the Federal Reserve increasing short term interest rates three times during the past year. In addition, the yield on the investment portfolio increased 12 basis points in comparison to the prior year. This increase can be attributed to investment security runoff being replaced with higher yielding investments. Investment portfolio purchases during the three months ended September 30, 2017 have been primarily in mortgage-related assets with approximate durations of 48-60 months. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities at higher rates if interest rates rise.
The cost of interest-bearing liabilities increased to 0.46% for the three months ended September 30, 2017, from 0.41% for the same period in 2016, primarily due to an increase in the cost of short-term borrowings. Increases in market interest rates resulted in the cost of short-term borrowings increasing 59 basis points in comparison to the same period in 2016.
For the three months ended September 30, 2017, changes in interest rates positively impacted net interest income by $4.3 million when compared with the same period in 2016. The higher yield on interest-earning assets positively impacted net interest income by $5.7 million, while the increase in the cost of interest-bearing liabilities had a negative impact of $1.4 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $5.8 million in the three months ended September 30, 2017, as compared to the same period in 2016. Higher levels of interest-earning assets resulted in an increase of $5.4 million in interest income, while changes in the volume of interest-bearing liabilities decreased interest expense by $0.4 million, primarily as the result of decreases in the average balance of short-term borrowings. Average earning assets for the three months ended September 30, 2017 increased $540.5 million, or 9%, compared to the same period in 2016. Average loans for the three months ended September 30, 2017 increased $559.6 million, or 12%, compared to the same period in 2016. The growth in interest-earning assets and interest-bearing liabilities was impacted by the acquisition of thirteen FirstMerit branches in December 2016 and the acquisition of DCB in April 2017.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Net interest income also benefited from a $195.0 million increase in average net free funds at September 30, 2017 as compared to September 30, 2016. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $239.1 million, or 20.7%, in noninterest-bearing demand deposit average balances. Additionally, there was relatively little increase from September 30, 2016 in higher cost time deposits as a result of the acquisitions. The acquisitions of the FirstMerit branches and DCB added $43.2 million and $41.9 million in time deposits, respectively. These increases were offset by declines in time deposits and such deposits continued to mature and reprice into lower cost deposits or other funding alternatives. Average time deposits for the three months ended September 30, 2017 decreased by $23.6 million compared to the comparable period in 2016 and the cost of time deposits decreased by 1 basis point in comparison to the same period in 2016.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended September 30:

	2017	2016
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$65,411	$54,479
Adjustment to fully taxable equivalent basis	1,104	951
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	66,515	55,430
Interest expense	5,848	4,861
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$60,667	$50,569

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended September 30:

	2017			2016
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$8,520	$30	1.40%	$5,853	$8	0.54%
Tax-free investment securities	68,191	631	3.67	64,098	585	3.63%
Taxable investment securities	1,188,705	7,635	2.55	1,214,542	7,434	2.44
Loans, net of unearned income (b)(c)	5,398,815	58,219	4.28	4,839,206	47,403	3.90
Total interest-earning assets	6,664,231	66,515	3.96	6,123,699	55,430	3.60
Noninterest-earning assets:
Cash	94,880			71,099
Allowance for credit losses	(50,478)			(61,264)
Other assets	668,740			546,142
Total noninterest-earning assets	713,142			555,977
Total Assets	$7,377,373			$6,679,676
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,156,313	$482	0.17%	$748,932	$135	0.07%
Savings deposits (d)	2,420,052	1,103	0.18	1,903,630	1,034	0.22
Time deposits	562,868	906	0.64	586,470	956	0.65
Short-term borrowings	829,954	2,427	1.16	1,391,766	1,987	0.57
Long-term debt	88,256	930	4.18	81,128	749	3.67
Total interest-bearing liabilities	5,057,443	5,848	0.46	4,711,926	4,861	0.41
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,393,024			1,153,945
Other liabilities	38,125			65,727
Shareholders’ equity	888,781			748,078
Total noninterest-bearing funding sources	2,319,930			1,967,750
Total Liabilities and Shareholders’ Equity	$7,377,373			$6,679,676
Net Interest Income and Net Yield on Interest-Earning Assets		$60,667	3.61%		$50,569	3.29%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended September 30, 2017 compared with September 30, 2016:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$22	$4	$18
Tax-free investment securities	46	37	9
Taxable investment securities	201	(158)	359
Loans	10,816	5,486	5,330
Total interest income (b)	11,085	5,369	5,716
Interest-bearing liabilities:
Interest-bearing demand deposits	347	72	275
Savings deposits	69	286	(217)
Time deposits	(50)	(39)	(11)
Short-term borrowings	440	(805)	1,245
Long-term debt	181	66	115
Total interest expense	987	(420)	1,407
Net interest income	$10,098	$5,789	$4,309

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

The table below provides a breakout of the provision for credit losses by loan category for the three months ended September 30:

	2017		2016
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$(10,031)	(826)%	$2,666	78%
Real estate construction	200	16	(4)	—
Residential real estate	1,054	87	(11)	—
Commercial real estate	9,985	823	(288)	(8)
Loans to individuals	6	—	1,045	30
Total	$1,214	100%	$3,408	100%
The provision for credit losses for the three months ended September 30, 2017 decreased in comparison to the three months ended September 30, 2016 by $2.2 million. The level of provision expense in the third quarter of 2017 is primarily due to net charge-offs recognized during the quarter. The level of provision expense for the commercial, financial, agricultural and other category was impacted by a decline in outstanding balances, while growth in commercial real estate loans contributed to an increase in provision expense for that loan type. Additionally, the provision expense for both of these categories was impacted by the Company’s periodic assessment of the allowance for loan loss methodology, the current lending environment, and associated risks for each portfolio which resulted in changes to certain qualitative factors, such as collateral recovery rates and vacancy rates.
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

Below is an analysis of the consolidated allowance for credit losses for the three months ended September 30, 2017 and 2016 and the year-ended December 31, 2016:

	September 30, 2017	September 30, 2016	December 31, 2016
	(dollars in thousands)
Balance, beginning of period	$48,067	$59,821	$50,812
Loans charged off:
Commercial, financial, agricultural and other	499	7,163	19,603
Real estate construction	—	—	—
Residential real estate	361	374	1,189
Commercial real estate	35	10	570
Loans to individuals	1,024	1,260	4,943
Total loans charged off	1,919	8,807	26,305
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	184	63	4,164
Real estate construction	373	—	562
Residential real estate	85	147	481
Commercial real estate	60	20	1,522
Loans to individuals	112	82	469
Total recoveries	814	312	7,198
Net credit losses	1,105	8,495	19,107
Provision charged to expense	1,214	3,408	18,480
Balance, end of period	$48,176	$54,734	$50,185

Noninterest Income
The following table presents the components of noninterest income for the three months ended September 30:

	2017	2016	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,147	$1,523	$624	41%
Service charges on deposit accounts	4,803	3,975	828	21
Insurance and retail brokerage commissions	2,128	2,104	24	1
Income from bank owned life insurance	1,472	1,350	122	9
Card related interchange income	4,780	3,698	1,082	29
Swap fee income	217	725	(508)	(70)
Other income	2,244	1,527	717	47
Subtotal	17,791	14,902	2,889	19
Net securities gains	92	—	92	N/A
Gain on sale of mortgage loans	1,418	1,235	183	15
Gain on sale of other loans and assets	503	387	116	30
Derivatives mark to market	(14)	470	(484)	(103)
Total noninterest income	$19,790	$16,994	$2,796	16%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivatives mark to market, increased $2.9 million for the third quarter of 2017 compared to 2016. Service charges on deposit accounts increased $0.8 million, of which $0.6 million can be attributed to deposit accounts acquired from the acquisition of thirteen FirstMerit branches in December 2016 and the acquisition of DCB in April 2017. Card-related interchange income increased $1.1 million, of which $0.8 million can be attributed to the previously noted acquisitions. Trust income increased $0.6 million, of which $0.4 million can be attributed to accounts from DCB. Offsetting these increases was a decrease in swap fee income compared to 2016 of $0.5 million due to a decline in the number of interest rate swaps entered into for our commercial loan customers during the third quarter of 2017 compared to the same period in the prior year.
Total noninterest income for the three months ended September 30, 2017 increased $2.8 million in comparison to the three months ended September 30, 2016. The most significant change, other than the changes noted above, includes a $0.5 million decrease related to the mark to market adjustment on interest rate swaps entered into for our commercial loan customers. This adjustment does not reflect a realized gain on the swaps, but rather relates to a change in fair value due to movements in corporate bond spreads and swap rates. In addition, the gain on sale of mortgage loans increased $0.2 million due to continued growth in the mortgage lending area.

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended September 30:

	2017	2016	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$26,169	$20,647	$5,522	27%
Net occupancy expense	3,715	3,176	539	17
Furniture and equipment expense	3,342	2,847	495	17
Data processing expense	2,229	1,832	397	22
Advertising and promotion expense	941	750	191	25
Pennsylvania shares tax expense	1,093	914	179	20
Intangible amortization	844	67	777	1,160
Collection and repossession expense	402	760	(358)	(47)
Other professional fees and services	1,300	1,202	98	8
FDIC insurance	696	1,105	(409)	(37)
Other operating expenses	5,934	4,795	1,139	24
Subtotal	46,665	38,095	8,570	22
Loss on sale or write-down of assets	167	188	(21)	(11)
Merger and acquisition related	(69)	118	(187)	(158)
Litigation and operational losses	598	295	303	103
Total noninterest expense	$47,361	$38,696	$8,665	22%

Noninterest expense, excluding loss on sale or write-down of assets, litigation and operational losses and merger and acquisition related expenses, increased $8.6 million, or 22%, for the three months ended September 30, 2017 compared to the same period in 2016. Contributing to the higher level of expenses in 2017 is a $5.5 million increase in salaries and employee benefits, primarily due to an increase of 187 employees at September 30, 2017 compared to September 30, 2016. The higher number of employees is primarily a result of the acquisition of 13 branches from FirstMerit in the fourth quarter of 2016 and the acquisition of DCB in April 2017. These two acquisitions accounted for all of the $0.5 million increase in net occupancy expense, $0.2 million of the $0.5 million increase in furniture and equipment expense and all of the $0.8 million increase in intangible amortization. The $1.1 million increase in other operating expense is primarily due to $0.7 million in additional expenses related to originating loans in 2017 as compared to 2016.

Total noninterest expense increased by $8.7 million, or 22%, for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to the previously noted items.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Income Tax
The provision for income taxes increased $2.2 million for the three months ended September 30, 2017, compared to the corresponding period in 2016. The higher provision for income taxes was the result of a $6.3 million increase in the level of income before taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended September 30, 2017 and 2016.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. These tax benefits produced an annual effective tax rate of 30.8% and 29.8% for the three months ended September 30, 2017 and 2016, respectively.

Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first nine months of 2017, liquidity used by the net decrease in short-term borrowings totaled $62.1 million, while the sales, maturity and redemption of investment securities provided $280.9 million. This liquidity provided funds to originate loans, purchase investment securities and fund depositor withdrawals. Additionally, on November 1, 2017, an auction call was successfully completed on Pre TSL XIII, a pooled trust preferred security on which other-than-temporary impairment charges were recognized in 2009 and 2010. Based on the outcome of the auction, it is expected that this security will be called at par in the fourth quarter of 2017. As of September 30, 2017, the security has a par value of $17.5 million and a book value of $13.1 million.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of September 30, 2017, our maximum borrowing capacity under this program was $1.1 billion and as of that date there was $14.8 million outstanding with an average weighted rate of 0.95% and an average original term of 467 days. These deposits are part of a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At September 30, 2017, the borrowing capacity under this program totaled $781.3 million and there were no amounts outstanding.
As of September 30, 2017, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.6 billion and as of that date amounts used against this capacity included $0.7 billion in outstanding borrowings and no outstanding letters of credit.
We also have available unused federal funds lines with five correspondent banks. These lines have an aggregate commitment of $195.0 million with no outstanding balance as of September 30, 2017. In addition, we have available unused repo lines with three correspondent banks. These lines have an aggregate commitment of $506.6 million with no outstanding balance as of September 30, 2017.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of September 30, 2017, there are no amounts outstanding on this line.

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

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Noninterest-bearing demand deposits	$1,416,814	$1,268,786
Interest-bearing demand deposits	264,731	114,043
Savings deposits	3,290,978	2,972,747
Time deposits	582,534	591,832
Total	$5,555,057	$4,947,408
During the first nine months of 2017, total deposits increased $607.6 million due to a $468.9 million increase in interest-bearing demand and savings deposits and a $148.0 million increase in noninterest-bearing demand deposits. These increases were offset by a $9.3 million decrease in time deposits. Deposits acquired as part of the DCB acquisition on April 3, 2017 totaled $484.4 million, including $129.3 million in noninterest-bearing demand deposits, $86.7 million in interest bearing demand deposits, $226.5 million in savings deposits and $41.9 million in time deposits. The decrease in time deposits is the result of a decline in core certificates of deposit of $23.5 million offset by an increase in CDARs deposits of $14.2 million, which were acquired from DCB.

Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.73 and 0.75 at September 30, 2017 and December 31, 2016, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is the gap analysis as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,683,500	$208,908	$376,420	$3,268,828	$1,574,057	$523,592
Investments	84,054	43,716	86,171	213,941	560,635	458,213
Other interest-earning assets	29,709	—	—	29,709	—	—
Total interest-sensitive assets (ISA)	2,797,263	252,624	462,591	3,512,478	2,134,692	981,805
Certificates of deposit	85,892	125,697	138,189	349,778	229,110	3,647
Other deposits	3,555,708	—	—	3,555,708	—	—
Borrowings	878,140	150	305	878,595	2,659	12,725
Total interest-sensitive liabilities (ISL)	4,519,740	125,847	138,494	4,784,081	231,769	16,372
Gap	$(1,722,477)	$126,777	$324,097	$(1,271,603)	$1,902,923	$965,433
ISA/ISL	0.62	2.01	3.34	0.73	9.21	59.97
Gap/Total assets	23.33%	1.72%	4.39%	17.22%	25.77%	13.07%

	December 31, 2016
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,510,367	$184,386	$315,397	$3,010,150	$1,446,035	$402,282
Investments	85,756	44,417	89,838	220,011	546,056	406,743
Other interest-earning assets	24,644	—	—	24,644	—	—
Total interest-sensitive assets (ISA)	2,620,767	228,803	405,235	3,254,805	1,992,091	809,025
Certificates of deposit	110,584	92,765	115,949	319,298	268,680	3,854
Other deposits	3,086,791	—	—	3,086,791	—	—
Borrowings	940,254	146	296	940,696	2,584	5,579
Total interest-sensitive liabilities (ISL)	4,137,629	92,911	116,245	4,346,785	271,264	9,433
Gap	$(1,516,862)	$135,892	$288,990	$(1,091,980)	$1,720,827	$799,592
ISA/ISL	0.63	2.46	3.49	0.75	7.34	85.77
Gap/Total assets	22.69%	2.03%	4.32%	16.34%	25.75%	11.96%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2017 ($)	$(16,299)	$(7,141)	$5,090	$9,858
September 30, 2017 (%)	(6.71)%	(2.94)%	2.09%	4.06%

December 31, 2016 ($)	$(11,180)	$(5,495)	$4,643	$9,027
December 31, 2016 (%)	(5.41)%	(2.66)%	2.25%	4.37%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2017 ($)	$(30,396)	$(16,068)	$9,307	$17,556
September 30, 2017 (%)	(12.51)%	(6.61)%	3.83%	7.22%

December 31, 2016 ($)	$(17,526)	$(9,132)	$8,379	$16,286
December 31, 2016 (%)	(8.48)%	(4.42)%	4.06%	7.88%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the nine months ended September 30, 2017 and 2016, the cost of our interest-bearing liabilities averaged 0.42% and 0.40%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.87% and 3.59%, respectively.
In 2015 and 2014, the Company entered into cash flow interest rate swaps, in which we extended the duration of $150.0 million of the $1.3 billion LIBOR based loans in our loan portfolio at that time into fixed interest rates for a period of three or four years. These swaps added approximately two basis points of protection to the net interest margin as a hedge against a prolonged low-rate environment. Please refer to Note 12 "Derivatives," for additional information on interest rate swaps.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $4.6 million at September 30, 2017 and is classified in "Other liabilities" on the Condensed Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first nine months of 2017, 33 loans totaling $9.8 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans decreased $1.5 million from December 31, 2016 due to a $5.4 million payoff of two commercial and industrial loan relationships, as well as normal loan paydowns and charge-offs offset by the addition of $9.8 million in newly identified troubled debt restructured loans. Please refer to Note 9, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
Nonperforming loans, including loans held for sale, decreased $3.0 million to $38.8 million at September 30, 2017 compared to $41.8 million at December 31, 2016. The September 30, 2017 nonaccrual balance includes $4.5 million in loans acquired from DCB in April 2017. Excluding the acquired loans, nonaccrual loans would have decreased $6.6 million compared to December 31, 2016 as a result of payoffs totaling $8.5 million on loans related to four borrowers. Included in nonperforming loans at September 30, 2017, is a $4.7 million loan to an aluminum servicing company which is classified as doubtful. This loan was restructured during the second quarter of 2017, resulting in a paydown of $2.4 million.
The allowance for credit losses as a percentage of nonperforming loans was 124.16% as of September 30, 2017 compared to 120.02% at December 31, 2016 and 99.83% at September 30, 2016. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $2.2 million and general reserves of $46.0 million as of September 30, 2017. Specific reserves decreased $1.0 million from December 31, 2016, and $6.0 million from September 30, 2016. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2017.
Criticized loans totaled $125.0 million at September 30, 2017 and represented 2.3% of the loan portfolio. The level of criticized loans decreased as of September 30, 2017 when compared to December 31, 2016, by $9.3 million, or 6.9%. Classified loans totaled $65.9 million at September 30, 2017 compared to $92.7 million at December 31, 2016, a decrease of $26.8 million, or 28.9%. This decline is a result of an upgrade of a $9.3 million loan for one borrower and the payoff of $8.5 million in nonaccrual loans as noted above. Delinquency on accruing loans for the same period decreased $3.9 million, or 28.0%, the majority of which are commercial, financial, agricultural and other loans and residential real estate loans.
The allowance for credit losses was $48.2 million at September 30, 2017 or 0.90% of total loans outstanding, compared to 1.03% reported at December 31, 2016 and 1.13% at September 30, 2016. General reserves, or the portion of the allowance related to loans that were not specifically evaluated for impairment, as a percentage of non-impaired loans were 0.86% at September 30, 2017 compared to 0.97% at December 31, 2016 and 0.97% at September 30, 2016. General reserves as a percentage of non-impaired originated loans were 0.94% at September 30, 2017 compared to 0.99% at December 31, 2016 and 0.97% at September 30, 2016.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	September 30,				December 31, 2016
	2017		2016
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$14,943		$27,817		$16,454
Loans held for sale on a nonaccrual basis	—		—		—
Troubled debt restructured loans on nonaccrual basis	11,408		12,723		11,569
Troubled debt restructured loans on accrual basis	12,451		14,286		13,790
Total nonperforming loans	$38,802		$54,826		$41,813
Loans past due 30 to 90 days and still accruing	$8,580		$8,942		$10,964
Loans past due in excess of 90 days and still accruing	$1,332		$2,343		$2,097
Other real estate owned	$5,701		$7,686		$6,805
Loans held for sale at end of period	$17,100		$7,855		$7,052
Portfolio loans outstanding at end of period	$5,375,847		$4,860,652		$4,879,347
Average loans outstanding	$5,226,320	(a)	$4,806,061	(a)	$4,818,759	(b)
Nonperforming loans as a percentage of total loans	0.72%		1.13%		0.86%
Provision for credit losses	$2,834	(a)	$20,306	(a)	$18,480	(b)
Allowance for credit losses	$48,176		$54,734		$50,185
Net charge-offs	$4,843	(a)	$16,384	(a)	$19,107	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.12%		0.46%		0.40%
Provision for credit losses as a percentage of net charge-offs	58.52%	(a)	123.94%	(a)	96.72%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	0.90%		1.13%		1.03%
Allowance for credit losses as a percentage of end-of-period originated loans outstanding	0.97%		1.13%		1.05%
Allowance for credit losses as a percentage of nonperforming loans (d)	124.16%		99.83%		120.02%

(a)	For the nine-month period ended.

(b)	For the twelve-month period ended.

(c)	Does not include loans held for sale.

(d)	Does not include nonperforming loans held for sale.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	September 30, 2017		December 31, 2016
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,154,225	21%	$1,139,547	23%
Real estate construction	259,129	5	219,621	5
Residential real estate	1,423,422	27	1,229,192	25
Commercial real estate	1,990,264	37	1,742,210	36
Loans to individuals	548,807	10	548,777	11
Total loans and leases net of unearned income	$5,375,847	100%	$4,879,347	100%
During the nine months ended September 30, 2017, loans increased $496.5 million, or 10%, compared to balances outstanding at December 31, 2016. Loan balances acquired on April 3, 2017 as part of the DCB acquisition totaled $383.1 million, including $44.8 million in commercial financial agricultural and other, $25.2 million in real estate construction, $197.5 million in residential real estate, $109.8 million in commercial real estate and $5.8 million in loans to individuals.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Excluding the balances acquired from DCB, growth in the commercial real estate and commercial, financial, agricultural and other categories can largely be attributed to growth in middle market lending in Pennsylvania and Ohio. The decrease in residential real estate loans is the result of runoff in our home equity and mortgage portfolios, as many of the loans originated by our mortgage banking area are sold in the secondary market, and loans to individuals declined primarily due to runoff in our indirect auto portfolio.
Net charge-offs for the nine months ended September 30, 2017 totaled $4.8 million, compared to $16.4 million for the nine months ended September 30, 2016. The most significant charge-offs during the nine months ended September 30, 2017 included partial charge-offs on loans for two commercial borrowers of $1.9 million and $1.5 million. Offsetting these charge-offs were recoveries of $3.5 million on two commercial and industrial relationships. During the nine months ended September 30, 2016, the most significant charge-offs included a $2.0 million partial charge-off of one loan to an oil and gas wells services company, a $1.1 million charge-off of loans related to a steel and aluminum servicing company, a $1.1 million partial charge-off of two commercial industrial loans related to a local energy company and a $1.1 million charge-off of a loan to a machine manufacturer.

	For the Nine Months Ended September 30, 2017			As of September 30, 2017
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,956	40.39%	0.05%	$16,428	42.34%	0.30%
Real estate construction	(470)	(9.70)	(0.01)	—	—	—
Residential real estate	676	13.96	0.01	12,288	31.67	0.23
Commercial real estate	(115)	(2.38)	—	9,712	25.03	0.18
Loans to individuals	2,796	57.73	0.07	374	0.96	0.01
Total loans, net of unearned income	$4,843	100.00%	0.12%	$38,802	100.00%	0.72%
As the above table illustrates, commercial, financial, agricultural and other, residential real estate and commercial real estate loans represented a significant portion of the nonperforming loans as of September 30, 2017. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At September 30, 2017, shareholders’ equity was $894.3 million, an increase of $144.4 million from December 31, 2016. The increase was primarily the result of $110.8 million in stock issued as part of the DCB acquisition, $51.2 million in net income, an increase of $3.1 million in the fair value of available for sale investments and $3.3 million in treasury stock sales. These increases were partially offset by $22.7 million of dividends paid to shareholders and $1.2 million of common stock repurchases. Cash dividends declared per common share were $0.24 and $0.21 for the nine months ended September 30, 2017 and 2016, respectively.
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
First Commonwealth maintains capital to absorb unexpected losses. In order to provide assurance that our capital levels are adequate for our risk exposure, we test our capital position under several stress scenarios on an annual basis. This analysis is reviewed by our Board of Director's. Our most recent capital stress test was completed in September 2017.
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
As of September 30, 2017, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$744,575	12.32%	$558,892	9.250%	$634,418	10.50%	$604,208	10.00%
First Commonwealth Bank	708,645	11.76	557,168	9.250	632,461	10.50	602,343	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$691,841	11.45%	$438,051	7.250%	$513,577	8.50%	$483,366	8.00%
First Commonwealth Bank	655,911	10.89	436,699	7.250	511,992	8.50	481,875	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$691,841	9.73%	$284,341	4.000%	$284,341	4.00%	$355,427	5.00%
First Commonwealth Bank	655,911	9.26	283,468	4.000	283,468	4.00	354,336	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$623,921	10.33%	$347,420	5.750%	$422,946	7.00%	$392,735	6.50%
First Commonwealth Bank	655,911	10.89	346,347	5.750	421,640	7.00	391,523	6.50

On October 24, 2017, First Commonwealth Financial Corporation declared a quarterly dividend of $0.08 per share payable on November 17, 2017 to shareholders of record as of November 6, 2017. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

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
The information required by this item is set forth in Part I, Item 1, Note 6, "Commitments and Contingent Liabilities," which is incorporated herein by reference in response to this item.

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: November 7, 2017	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: November 7, 2017	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer