Form 10-K
period 2017-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2018-03-01
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒     Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2017) was approximately $1,235,796,411.
The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of February 28, 2018, was 97,523,651.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 24, 2018 are incorporated by reference into Part III.

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

PART I

ITEM 1.    Business
Overview
First Commonwealth Financial Corporation (“First Commonwealth,” the “Company” or “we”) is a financial holding company that is headquartered in Indiana, Pennsylvania. We provide a diversified array of consumer and commercial banking services through our bank subsidiary, First Commonwealth Bank (“FCB” or the “Bank”). We also provide trust and wealth management services and offer insurance products through FCB and our other operating subsidiaries. At December 31, 2017, we had total assets of $7.3 billion, total loans of $5.4 billion, total deposits of $5.6 billion and shareholders’ equity of $888.1 million. Our principal executive office is located at 601 Philadelphia Street, Indiana, Pennsylvania 15701, and our telephone number is (724) 349-7220.
FCB is a Pennsylvania bank and trust company. At December 31, 2017, the Bank operated 104 community banking offices throughout western and central Pennsylvania, 29 community banking offices in central and northern Ohio, as well as corporate banking centers in Pittsburgh, Pennsylvania, and central and northeast Ohio and mortgage offices in Columbus, Hudson and Dublin, Ohio. The Bank also operates a network of 148 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the NYCE and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is a member of the Allpoint ATM network, which allows surcharge-free access to over 55,000 ATMs. The Bank is also a member of the “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of over 670 ATMs in over 50 counties in Pennsylvania, Maryland, New York, and Ohio.
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
We have also focused on organic growth, improving the reach of our franchise and the breadth of our product offering. As part of this strategy, we have opened fourteen de novo branches since 2005, all of which are in the greater Pittsburgh area. As a result of our prior acquisitions and de novo strategy, FCB operates 59 branches and a corporate banking center in the Pittsburgh metropolitan statistical area and currently ranks tenth in deposit market share.
In 2015, we expanded into central Ohio through the acquisition of First Community Bank with four branches in the Columbus area. In 2016, we acquired 13 branches from FirstMerit Bank, National Association, in Canton-Massillon and Ashtabula, Ohio and in 2017, we acquired DCB Financial Corp ("DCB") and its banking subsidiary The Delaware County Bank and Trust Company with nine full-service banking offices in the Columbus, Ohio MSA. Additionally, since 2014, we have expanded our presence in this Ohio market by opening a corporate loan production office in Columbus and Cleveland, Ohio, and three mortgage loan offices in Hudson, Dublin, and Columbus, Ohio.
In January 2018, we announced the signing of a definitive merger agreement pursuant to which First Commonwealth will acquire Garfield Acquisition Corp. and its banking subsidiary Foundation Bank with five full-service banking offices in the Cincinnati, Ohio area. This transaction is subject to regulatory approval and is expected to close in the second quarter of 2018.
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

Commercial Real Estate
Commercial real estate loans represent term loans secured by owner-occupied and non-owner occupied properties. Commercial real estate loans are underwritten based on an evaluation of each borrower’s cash flow as the principal source of loan repayment, and are generally secured by a first lien on the property as a secondary source of repayment. Our underwriting process for non-owner occupied properties evaluates the history of occupancy, quality of tenants, lease terms, operating expenses and cash flow. Commercial real estate loans are subject to the same credit evaluation as previously described for commercial loans. Approximately 18%, by principal amount, of our commercial real estate loans involve owner-occupied properties.

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

Residential construction loans to individuals generally provide for the payment of interest only during the construction phase. At the end of the construction phase, substantially all of our loans automatically convert to permanent mortgage loans and can either be retained in our loan portfolio or sold on the secondary market.

Credit risk for real estate construction loans can arise from construction delays, cost overruns, failure of the contractor to complete the project to specifications and economic conditions that could impact demand for or supply of the property being constructed.

Residential Real Estate Loans
In 2014, First Commonwealth reentered the residential mortgage business, after a strategic decision in 2005 to discontinue mortgage lending. Residential real estate loans include first lien mortgages used by the borrower to purchase or refinance a principal residence and home equity loans and lines of credit secured by residential real estate. The Company’s underwriting process for these loans determines credit-worthiness based upon debt-to-income ratios, collateral values and other relevant factors.

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
Deposits
Deposits are our primary source of funds to support our revenue-generating assets. We offer traditional deposit products to businesses and other customers with a variety of rates and terms. Deposits at our bank are insured by the FDIC up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At December 31, 2017, we held $5.6 billion of total deposits, which consisted of $1.4 billion, or 25%, in non-interest bearing checking accounts, $3.5 billion, or 64%, in interest bearing checking accounts, money market and savings accounts, and $0.6 billion, or 11%, in CDs and IRAs.
Our deposit base is diversified by client type. As of December 31, 2017, our top ten depositors represented only 0.5% of our total deposits. The composition of our deposit mix continues to reflect an increased proportion of non-interest-bearing deposits and other transaction accounts and a lower proportion of more expensive time deposits.
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

Employees
At December 31, 2017, First Commonwealth and its subsidiaries employed 1,298 full-time employees and 178 part-time employees.
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
To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be well capitalized and well managed. A depository institution subsidiary is considered to be well capitalized if it satisfies the requirements for this status discussed in the section below captioned "Prompt Corrective Action". A depository institution subsidiary is considered well managed if it received a composite rating and management rating of at least satisfactory in its most recent examination. A financial holding company’s status will also depend upon maintaining its status as well capitalized and well managed under applicable FRB regulations. If a financial holding company ceases to meet these capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the holding company’s depository institutions.

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

Reporting. Under the BHC Act, First Commonwealth is subject to examination by the FRB and is required to file periodic reports and other information of its operations with the FRB. In addition, under the Pennsylvania Banking Code of 1965, the Pennsylvania Department of Banking and Securities has the authority to examine the books, records and affairs of any Pennsylvania bank holding company or to require any documentation deemed necessary to ensure compliance with the Pennsylvania Banking Code.
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
Bank Regulation
FCB is a state bank chartered under the Pennsylvania Banking Code and is not a member of the FRB. As such, FCB is subject to the supervision of, and is regularly examined by, both the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities and is required to furnish quarterly reports to both agencies. The approval of the Pennsylvania Department of Banking and Securities and FDIC is also required for FCB to establish additional branch offices or merge with or acquire another banking institution.
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
A significant portion of our income comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, our bank is subject to limitations under Pennsylvania law regarding the level of dividends that it may pay to us. In general, dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus is at least equal to capital. Dividends may not reduce surplus without the prior consent of the Pennsylvania Department of Banking and Securities. FCB has not reduced its surplus through the payment of dividends. As of December 31, 2017, FCB could pay dividends to First Commonwealth of $110.3 million without reducing its capital levels below "well capitalized" levels and without the approval of the Pennsylvania Department of Banking and Securities.
As required by the Dodd-Frank Act, the FRB and the FDIC have issued rules which require bank holding companies and banks with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Neither we nor our bank is currently subject to the stress testing requirements, but we expect that once we are subject to those requirements, the FRB, the FDIC and the Pennsylvania Department of Banking and Securities will consider our results as an important factor in evaluating our capital adequacy, and that of our bank, in evaluating any proposed acquisitions and in determining whether any proposed dividends or stock repurchases by us or by our bank may be an unsafe or unsound practice.

To prepare for the application of these rules, we currently conduct annual stress tests utilizing the stress scenarios published by the federal banking regulations.
Community Reinvestment. Under the Community Reinvestment Act ("CRA") a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the applicable regulatory agency to assess an institution’s record of meeting the credit needs of its community. The CRA requires public disclosure of an institution’s CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. For its most recent examination, FCB received a “satisfactory” rating.
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
Management believes that, as of December 31, 2017, First Commonwealth and FCB would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were in effect as of that date.
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
In addition, the FDIA prohibits an insured depository institution from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank's normal market area or nationally (depending upon where the deposits are solicited), unless it is well capitalized or is adequately capitalized and receives a waiver from the FDIC. A depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates.
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
The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.
The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.
First Commonwealth believes that, as of December 31, 2017, FCB was a “well-capitalized” bank as defined by the FDIA. See Note 25 “Regulatory Restrictions and Capital Adequacy” of Notes to the Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.

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
The Dodd-Frank Act contained an exemption from the interchange fee cap for any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. We currently qualify for this exemption. We earned approximately $18.8 million in card related interchange income during the 2017 fiscal year. If we did not qualify for this exemption, we estimate that our interchange income would have been approximately $11.2 million, representing a $7.6 million reduction due to the cap on interchange fees. We would become subject to the interchange fee cap beginning July 1 of the year following the time when our total assets reaches or exceeds $10 billion.
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
As of December 31, 2017, approximately 68% of our loans were secured by real estate. These loans consist of residential real estate loans (approximately 26% of total loans), commercial real estate loans (approximately 37% of total loans) and real estate construction loans (approximately 5% of total loans). During the economic recession in 2008, declines in real estate values and weak demand for new construction, particularly outside of our core Pennsylvania market, caused deterioration in our loan portfolio and adversely impacted our financial condition and results of operations. Additional declines in real estate values, both within and outside of Pennsylvania, could adversely affect the value of the collateral for these loans, the ability of borrowers to make timely repayment of these loans and our ability to recoup the value of the collateral upon foreclosure, further impacting our earnings and financial condition.
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
At December 31, 2017, goodwill represented approximately 3% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. We test our goodwill and other intangible assets with indefinite lives for impairment at least annually (or whenever events occur which may indicate possible impairment). Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired. Determining the fair value of our company requires a high degree of subjective management assumptions. Any changes in key assumptions about our business and its prospects, changes in market conditions or other externalities, for impairment testing purposes could result in a non-cash impairment charge and such a charge could have a material adverse effect on our consolidated results of operations. The challenges of the current economic environment may adversely affect our earnings, the fair value of our assets and liabilities and our stock price, all of which may increase the risk of goodwill impairment.
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
General market fluctuations, including real or anticipated changes in the strength of the economy in Pennsylvania and Ohio; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; interest rate changes or credit loss trends could also cause First Commonwealth’s stock price to decrease regardless of operating results.
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
The majority of our administrative personnel are also located in two owned buildings in Indiana, Pennsylvania, each of which is in close proximity to our principal office.
First Commonwealth Bank has 133 banking offices, of which 53 are leased and 80 are owned. We also lease three mortgage loan production offices and three corporate loan production offices. During 2016, we acquired 13 banking offices from FirstMerit Bank, National Association, in Canton-Massillon and Ashtabula, Ohio, of which eight are owned and five are leased. During 2017, we acquired 13 banking offices with the DCB Financial acquisition in Delaware County, Ohio, of which eight are leased and five are owned, as well as a leased administrative office center in Columbus, Ohio. Additionally, in 2017, we purchased a previously leased property which included a branch and office space in Wexford, PA.
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

Executive Officers of First Commonwealth Financial Corporation
The name, age and principal occupation for each of the executive officers of First Commonwealth Financial Corporation as of December 31, 2017 is set forth below:
Jane Grebenc, age 59, has served as Executive Vice President and Chief Revenue Officer of First Commonwealth Financial Corporation and President of First Commonwealth Bank since May 31, 2013. Ms. Grebenc's financial services career includes executive leadership roles at a variety of institutions, including Park View Federal Savings Bank, Key Bank, and National City Bank. She was formerly the Executive Vice President in charge of the retail, marketing, IT and operations and the mortgage segments at Park View Federal Savings Bank from 2009 until 2012, the Executive Vice President in charge of the Wealth Segment at Key Bank from 2007 until 2009 and the Executive Vice President / Branch Network at National City Bank prior to 2007.

Brian Karrip, age 57, has served as Executive Vice President and Chief Credit Officer of First Commonwealth Bank since September 2016.  Prior to joining First Commonwealth, Mr. Karrip served as Executive Vice President, Specialized Lending for FirstMerit Bank.  Prior to joining FirstMerit Bank, Mr. Karrip served as Managing Director and Group Head of Loan Syndications and Sales at KeyBanc Capital Markets.  Mr. Karrip’s financial services career also includes 16 years with National City Bank where he held a variety of roles in the commercial lending division and served as Regional President of Michigan and Illinois.
Leonard V. Lombardi, age 58, has served as Executive Vice President and Chief Audit Executive of First Commonwealth Financial Corporation since January 1, 2009. He was formerly Senior Vice President / Loan Review and Audit Manager.

Norman J. Montgomery, age 50, has served as the Executive Vice President of Business Integration of First Commonwealth Bank since May 2011. He oversees First Commonwealth’s product development and assumed oversight of First Commonwealth’s technology and operations functions in July 2012. He served as Senior Vice President/Business Integration of First Commonwealth Bank from September 2007 until May 2011 and previously held positions in the technology, operations, audit and marketing areas.
T. Michael Price, age 55, has served as President and Chief Executive Officer of First Commonwealth Financial Corporation and Chief Executive Officer of First Commonwealth Bank since March 2012. Mr. Price served as President of First Commonwealth Bank from November 2007 to May 2013. From January 1, 2012 to March 7, 2012, he served as Interim President and Chief Executive Officer of First Commonwealth Financial Corporation. He was formerly Chief Executive Officer of the Cincinnati and Northern Kentucky Region of National City Bank from July 2004 to November 2007 and Executive Vice President and Head of Small Business Banking of National City Bank prior to July 2004.
James R. Reske, age 54, joined First Commonwealth Financial Corporation as Executive Vice President, Chief Financial Officer and Treasurer on April 28, 2014. Prior to joining First Commonwealth, Mr. Reske served as Executive Vice President, Chief Financial Officer, and Treasurer at United Community Financial Corporation in Youngstown, Ohio from 2008 until April 2014. Mr. Reske's financial services career includes investment banking roles within the Financial Institutions Groups at Keybanc Capital Markets, Inc. in Cleveland, Ohio and at Morgan Stanley & Company in New York. Mr. Reske also provided expertise and counsel to financial institutions and other organizations on mergers and acquisitions and capital markets activities as an attorney at Wachtell, Lipton, Rosen & Katz, as well as at Sullivan & Cromwell. Earlier in his career, Mr. Reske worked at the Board of Governors of the Federal Reserve System in Washington, DC and at the Federal Reserve Bank of Boston.
Carrie L. Riggle, age 48, has served as Executive Vice President / Human Resources since March 1, 2013. Ms. Riggle has been with First Commonwealth for more than 20 years. Over the course of her tenure, Ms. Riggle has been responsible for the daily operations of the Human Resources function and was actively involved in the establishment and development of a centralized corporate human resources function within the Company.
Matthew C. Tomb, age 41, has served as Executive Vice President, Chief Risk Officer and General Counsel of First Commonwealth Financial Corporation since November 2010. He previously served as Senior Vice President / Legal and Compliance since September 2007. Before joining First Commonwealth, Mr. Tomb practiced law with Sherman & Howard L.L.C. in Denver, Colorado.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
First Commonwealth is listed on the NYSE under the symbol “FCF.” As of December 31, 2017, there were approximately 6,297 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2017
First Quarter	$14.59	$12.81	$0.08
Second Quarter	13.46	12.28	0.08
Third Quarter	14.13	12.14	0.08
Fourth Quarter	15.32	13.78	0.08

Period	High Sale	Low Sale	Cash Dividends Per Share
2016
First Quarter	$9.28	$7.89	$0.07
Second Quarter	9.47	8.35	0.07
Third Quarter	10.33	8.87	0.07
Fourth Quarter	14.25	9.71	0.07
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

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the SNL U.S. Bank Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2012, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
First Commonwealth Financial Corporation	100.00	133.33	143.98	146.05	235.39	243.40
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
SNL U.S. Bank Index	100.00	137.30	153.48	156.10	197.23	232.91

ITEM 6.    Selected Financial Data
The following selected financial data is not covered by the auditor’s report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Consolidated Financial Statements and related notes.

	Periods Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except share data)
Interest income	$250,550	$217,614	$204,071	$202,181	$206,358
Interest expense	21,770	18,579	15,595	18,501	21,707
Net interest income	228,780	199,035	188,476	183,680	184,651
Provision for credit losses	5,087	18,480	14,948	11,196	19,227
Net interest income after provision for credit losses	223,693	180,555	173,528	172,484	165,424
Net securities gains (losses)	5,040	617	(153)	550	(1,158)
Other income	75,291	63,982	61,478	60,309	61,321
Other expenses	200,298	159,925	163,874	171,210	168,824
Income before income taxes	103,726	85,229	70,979	62,133	56,763
Income tax provision	48,561	25,639	20,836	17,680	15,281
Net Income	$55,165	$59,590	$50,143	$44,453	$41,482
Per Share Data—Basic
Net Income	$0.58	$0.67	$0.56	$0.48	$0.43
Dividends declared	$0.32	$0.28	$0.28	$0.28	$0.23
Average shares outstanding	95,220,056	88,851,573	89,356,767	93,114,654	97,028,157
Per Share Data—Diluted
Net Income	$0.58	$0.67	$0.56	$0.48	$0.43
Average shares outstanding	95,331,037	88,851,573	89,356,767	93,114,654	97,029,832
At End of Period
Total assets	$7,308,539	$6,684,018	$6,566,890	$6,360,285	$6,214,861
Investment securities	1,183,291	1,187,623	1,333,836	1,354,364	1,353,809
Loans and leases, net of unearned income	5,407,376	4,879,347	4,683,750	4,457,308	4,283,833
Allowance for credit losses	48,298	50,185	50,812	52,051	54,225
Deposits	5,580,705	4,947,408	4,195,894	4,315,511	4,603,863
Short-term borrowings	707,466	867,943	1,510,825	1,105,876	626,615
Subordinated debentures	72,167	72,167	72,167	72,167	72,167
Other long-term debt	8,161	8,749	9,314	89,459	144,385
Shareholders’ equity	888,127	749,929	719,546	716,145	711,697
Key Ratios
Return on average assets	0.77%	0.89%	0.78%	0.71%	0.68%
Return on average equity	6.45	8.02	6.98	6.18	5.70
Net loans to deposits ratio	96.03	97.61	110.42	102.08	91.87
Dividends per share as a percent of net income per share	55.17	41.79	50.00	58.33	53.49
Average equity to average assets ratio	11.86	11.15	11.23	11.45	11.87

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis represents an overview of the financial condition and the results of operations of First Commonwealth and its subsidiaries, FCB, First Commonwealth Insurance Agency, Inc. (“FCIA”), FRAMAL and First Commonwealth Financial Advisors, Inc. (“FCFA”), as of and for the years ended December 31, 2017, 2016 and 2015. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a more thorough understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and other financial information presented in this Annual Report.

Company Overview
First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCB and insurance products through FCIA. At December 31, 2017, FCB operated 133 community banking offices throughout western Pennsylvania and central and northern Ohio, as well as loan production offices in Pittsburgh, Pennsylvania, and Cleveland, Columbus, Dublin and Hudson, Ohio.
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
Level 1 valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Level 2 valuations are for instruments that trade in less active dealer or broker markets and incorporate values obtained for identical or comparable instruments. Level 3 valuations are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to each instrument.
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
Methodologies and estimates used by management when determining the fair value for pooled trust preferred collateralized debt obligations and testing those securities for other-than-temporary impairment are discussed in detail in Management’s

Discussion and Analysis of Financial Condition and Results of Operations and in Note 10 “Impairment of Investment Securities” and Note 19 “Fair Values of Assets and Liabilities” of Notes to the Consolidated Financial Statements.
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

Results of Operations—2017 Compared to 2016
Net Income
Net income for 2017 was $55.2 million, or $0.58 per diluted share, as compared to net income of $59.6 million, or $0.67 per diluted share, in 2016. The decline in net income can be attributed to a $16.7 million non-cash charge for the revaluation of deferred tax assets recorded in connection with the passage of the Tax Cuts and Jobs Act and an increase of $7.0 million in merger and acquisition related expense as a result of the acquisition of DCB Financial in April 2017.
Also impacting net income for 2017 was an increase in net interest income of $29.7 million, growth in noninterest income of $15.7 million and a decrease in provision for credit losses of $13.4 million. These changes were partially offset by an increase in noninterest expense, including merger and acquisition expense, of $40.4 million.
Our return on average equity was 6.5% and our return on average assets was 0.77% for 2017, compared to 8.0% and 0.89%, respectively, for 2016. The previously mentioned charge related to the revaluation of deferred tax assets impacted 2017 return on average equity and return on average assets by 195 and 23 basis points, respectively.
Average diluted shares for the year 2017 were 7% more than the comparable period in 2016 primarily due to the issuance of 8.4 million shares of common stock as a result of the acquisition of DCB Financial.
Net Interest Income
Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully taxable equivalent basis, to average interest-earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate federal income tax rate of 35%. The taxable equivalent adjustment to net interest income for 2017 was $4.2 million compared to $3.8 million in 2016. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income) at 74% and 75% for the years ended December 31, 2017 and 2016, respectively.

Net interest income, on a fully taxable equivalent basis, was $233.0 million for the year-ended December 31, 2017, a $30.1 million, or 15%, increase compared to $202.9 million for the same period in 2016. The net interest margin, on a fully taxable equivalent basis, increased 25 basis points to 3.57% in 2017 from 3.32% in 2016. The net interest margin is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.
Growth in both the level of interest-earning assets and the rates earned on those assets contributed to the increase in the net interest margin for the year ended December 31, 2017. Average earning assets for the year ended December 31, 2017 increased $422.1 million, or 7%, compared to the year ended December 31, 2016. Interest-sensitive assets totaling $3.5 billion will either reprice or mature over the next twelve months.
The taxable equivalent yield on interest-earning assets was 3.90% for the year ended December 31, 2017, an increase of 27 basis points from the 3.63% yield for the same period in 2016. This increase is largely due to the loan portfolio yield which improved by 29 basis points when compared to the prior year. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased 36 basis points largely due to the Federal Reserve increasing short term interest rates three times in 2017. In addition, the yield on the investment portfolio increased 7 basis points in comparison to the prior year. This increase can be attributed to the runoff or sale of lower yielding securities being replaced with higher yielding investment securities. Investment portfolio purchases during the year ended December 31, 2017 have been primarily in mortgage-related assets with approximate durations of 48-60 months, as well as municipal and corporate securities with durations of approximately ten years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities should interest rates rise.
Increases in the cost of interest-bearing liabilities partially offset the positive impact of higher yields on interest-earning assets. The cost of interest-bearing liabilities was 0.44% for the year-ended December 31, 2017, compared to 0.39% for the same period in 2016. This increase is primarily due to an 8 basis point increase in the cost of interest-bearing demand deposits, a 43 basis point increase in the cost of short-term borrowings and a 45 basis point increase in the cost of long-term debt. While deposits acquired in our recent acquisitions contributed to a decline in average short-term borrowings of $520.3 million for the year-ended December 31, 2017 compared to the same period in 2016, higher market interest rates resulted in an increase of 43 basis points in the cost of short-term borrowings in comparison to the same period in the prior year.
Comparing the year ended December 31, 2017 with the same period in 2016, changes in rates positively impacted net interest income by $11.3 million. The higher yield on interest-earning assets favorably impacted net interest income by $16.4 million, while a change in the mix of interest-bearing liabilities had a positive impact of $1.9 million on net interest income.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively increased net interest income by $18.8 million in the year ended December 31, 2017 compared to the same period in 2016. Higher levels of interest-earning assets resulted in an increase of $17.0 million in interest income, while reductions in time deposits and short-term borrowings contributed to a decrease in interest expense of $1.9 million.
Positively affecting net interest income was a $173.3 million increase in average net free funds at December 31, 2017 as compared to December 31, 2016. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was a $209.9 million increase in average noninterest-bearing demand deposits. The increase in these deposits is largely impacted by deposits acquired from 13 FirstMerit branches in December 2016 as well as deposits from the acquisition of DCB Financial in April 2017. Average time deposits for the year ended December 31, 2017 decreased $6.3 million, or 1%, compared to the comparable period in 2016, while the average rate paid on time deposits increased 2 basis points. Over the next twelve months $376.2 million in certificates of deposits either mature or reprice.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the periods presented:

	For the Years Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$250,550	$217,614	$204,071
Adjustment to fully taxable equivalent basis	4,225	3,846	3,465
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	254,775	221,460	207,536
Interest expense	21,770	18,579	15,595
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$233,005	$202,881	$191,941

The following table provides information regarding the average balances and yields or rates on interest-earning assets and interest-bearing liabilities for the periods ended December 31:

	Average Balance Sheets and Net Interest Analysis
	2017			2016			2015
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$11,621	$121	1.04%	$5,799	$27	0.46%	$8,640	$14	0.16%
Tax-free investment securities	67,407	2,495	3.70	62,632	2,305	3.68	40,459	1,534	3.79
Taxable investment securities	1,173,711	30,277	2.58	1,221,961	30,745	2.52	1,248,689	30,241	2.42
Loans, net of unearned income (b)(c)(e)	5,278,511	221,882	4.20	4,818,759	188,383	3.91	4,553,634	175,747	3.86
Total interest-earning assets	6,531,250	254,775	3.90	6,109,151	221,460	3.63	5,851,422	207,536	3.55
Noninterest-earning assets:
Cash	90,614			70,408			66,937
Allowance for credit losses	(51,187)			(57,253)			(49,776)
Other assets	639,785			538,310			530,068
Total noninterest-earning assets	679,212			551,465			547,229
Total Assets	$7,210,462			$6,660,616			$6,398,651
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,059,840	$1,466	0.14%	$748,869	$480	0.06%	$654,926	$231	0.04%
Savings deposits (d)	2,369,605	4,207	0.18	1,910,333	3,370	0.18	1,855,024	2,542	0.14
Time deposits	578,158	3,742	0.65	584,429	3,673	0.63	689,247	4,701	0.68
Short-term borrowings	867,391	8,799	1.01	1,387,737	8,076	0.58	1,252,531	5,018	0.40
Long-term debt	86,391	3,556	4.12	81,197	2,980	3.67	119,277	3,103	2.60
Total interest-bearing liabilities	4,961,385	21,770	0.44	4,712,565	18,579	0.39	4,571,005	15,595	0.34
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,356,125			1,146,189			1,052,886
Other liabilities	37,818			58,918			56,036
Shareholders’ equity	855,134			742,944			718,724
Total noninterest-bearing funding sources	2,249,077			1,948,051			1,827,646
Total Liabilities and Shareholders’ Equity	$7,210,462			$6,660,616			$6,398,651
Net Interest Income and Net Yield on Interest-Earning Assets		$233,005	3.57%		$202,881	3.32%		$191,941	3.28%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes loan fees.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

(e)	Includes held for sale loans.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

	Analysis of Year-to-Year Changes in Net Interest Income
	2017 Change from 2016			2016 Change from 2015
	Total Change	Change Due To Volume	Change Due To Rate (a)	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$94	$27	$67	$13	$(5)	$18
Tax-free investment securities	190	176	14	771	840	(69)
Taxable investment securities	(468)	(1,216)	748	504	(647)	1,151
Loans	33,499	17,976	15,523	12,636	10,234	2,402
Total interest income (b)	33,315	16,963	16,352	13,924	10,422	3,502
Interest-bearing liabilities:
Interest-bearing demand deposits	986	187	799	249	38	211
Savings deposits	837	827	10	828	77	751
Time deposits	69	(40)	109	(1,028)	(713)	(315)
Short-term borrowings	723	(3,018)	3,741	3,058	541	2,517
Long-term debt	576	191	385	(123)	(990)	867
Total interest expense	3,191	(1,853)	5,044	2,984	(1,047)	4,031
Net interest income	$30,124	$18,816	$11,308	$10,940	$11,469	$(529)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

The table below provides a breakout of the provision for credit losses by loan category for the years ended December 31:

	2017		2016
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$(9,812)	(193)%	$20,378	110%
Real estate construction	302	6	(872)	(5)
Residential real estate	1,164	23	613	4
Commercial real estate	10,800	212	(6,257)	(34)
Loans to individuals	2,633	52	4,618	25
Total	$5,087	100%	$18,480	100%
The provision for credit losses for the year 2017 totaled $5.1 million, a decrease of $13.4 million, or 72.5%, compared to the year 2016. The level of provision expense for the year-ended December 31, 2017 is primarily a result of net charge-offs in loans to individuals and commercial, financial, agricultural and other loans, as well as an increase in specific reserves related to nonperforming loans of $0.6 million. Net charge-offs related to loans to individuals were $3.7 million for the year ended December 31, 2017, including $2.4 million related to indirect auto loans and $0.8 million related to personal lines of credit. Net charge-offs on commercial, financial, agricultural and other loans were $2.7 million for the same period. The level of provision expense in the commercial, financial, agricultural and other category as well as in the commercial real estate category was also impacted by the Company's periodic assessment of the allowance for loan methodology, the current lending environment, and associated risks for each portfolio, which resulted in changes to certain qualitative factors, such as collateral recovery rates and vacancy rates.
The majority of the 2016 provision expense is attributable to commercial, financial, agricultural and other loans as a result of specific reserves established for two loan relationships, as well as increases in historical loss factors and increases in qualitative factors related to certain recovery rates. The negative provision for commercial real estate loans is a result of declines in historical loss factors related to this category. The provision for loans to individuals is related to charge-offs in the indirect automobile portfolio as well as changes in qualitative factors that relate to the automobile industry.
The allowance for credit losses was $48.3 million, or 0.89%, of total loans outstanding and 0.96% of total originated loans at December 31, 2017, compared to $50.2 million, or 1.03%, and 1.05%, respectively, at December 31, 2016. Nonperforming loans as a percentage of total loans decreased to 0.78% at December 31, 2017 from 0.86% at December 31, 2016. The allowance to nonperforming loan ratio was 114.3% as of December 31, 2017 and 120.0% at December 31, 2016. Net charge-offs were $7.0 million for the year-ended December 31, 2017 compared to $19.1 million for the same period in 2016.
The provision is a result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the methodology used for determination of the adequacy of the allowance for credit losses. The change in the allowance for credit losses is consistent with the decrease in estimated losses within the loan portfolio determined by factors including certain loss events, portfolio migration analysis, loss emergence periods, historical loss experience, delinquency trends, deterioration in collateral values and volatility in economic indicators such as growth in GDP, consumer price index, vacancy rates and unemployment levels. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at December 31, 2017.

A detailed analysis of our credit loss experience for the previous five years is shown below:

	2017	2016	2015	2014	2013
	(dollars in thousands)
Loans outstanding at end of year	$5,407,376	$4,879,347	$4,683,750	$4,457,308	$4,283,833
Average loans outstanding	$5,278,511	$4,818,759	$4,553,634	$4,356,566	$4,255,593
Balance, beginning of year	$50,185	$50,812	$52,051	$54,225	$67,187
Loans charged off:
Commercial, financial, agricultural and other	6,634	19,603	11,429	8,911	18,399
Real estate construction	—	—	8	296	773
Residential real estate	1,287	1,189	1,539	3,153	1,814
Commercial real estate	340	570	1,538	1,148	10,513
Loans to individuals	4,248	4,943	4,354	3,964	3,679
Total loans charged off	12,509	26,305	18,868	17,472	35,178
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	3,901	4,164	1,097	734	455
Real estate construction	470	562	84	1,340	501
Residential real estate	371	481	587	650	1,264
Commercial real estate	278	1,522	229	612	136
Loans to individuals	515	469	684	766	633
Total recoveries	5,535	7,198	2,681	4,102	2,989
Net charge-offs	6,974	19,107	16,187	13,370	32,189
Provision charged to expense	5,087	18,480	14,948	11,196	19,227
Balance, end of year	$48,298	$50,185	$50,812	$52,051	$54,225
Ratios:
Net charge-offs as a percentage of average loans outstanding	0.13%	0.40%	0.36%	0.31%	0.76%
Allowance for credit losses as a percentage of end-of-period loans outstanding	0.89%	1.03%	1.08%	1.17%	1.27%

Noninterest Income
The components of noninterest income for each year in the three-year period ended December 31 are as follows:

				2017 compared to 2016
	2017	2016	2015	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$7,098	$5,366	$5,834	$1,732	32%
Service charges on deposit accounts	18,579	15,869	15,319	2,710	17
Insurance and retail brokerage commissions	8,807	7,964	8,522	843	11
Income from bank owned life insurance	5,699	5,381	5,412	318	6
Card related interchange income	18,780	14,955	14,501	3,825	26
Swap fee income	2,005	2,359	847	(354)	(15)
Other income	7,677	6,372	7,041	1,305	20
Subtotal	68,645	58,266	57,476	10,379	18
Net securities gains (losses)	5,040	617	(153)	4,423	717
Gain on sale of mortgage loans	5,366	4,086	2,421	1,280	31
Gain on sale of loans and other assets	1,753	1,411	1,855	342	24
Derivative mark to market	(473)	219	(274)	(692)	(316)
Total noninterest income	$80,331	$64,599	$61,325	$15,732	24%
Noninterest income, excluding net securities gains (losses), gain on sale of loans and other assets and the derivatives mark to market, increased $10.4 million, or 18%, in 2017. Service charges on deposit accounts increased $2.7 million, of which $2.0 million can be attributed to deposit accounts acquired in the December 2016 acquisition of 13 FirstMerit branches and the acquisition of DCB in April 2017. Card-related interchange income increased $3.8 million, of which $2.9 million is attributable to the acquisitions. Insurance and retail brokerage commissions increased $0.8 million due to higher annuity and mutual fund sales. Trust income increased $1.7 million, of which $1.0 million can be attributed to accounts obtained in the DCB acquisition. Offsetting these increases was a decrease in swap fee income of $0.4 million, due to a decline in interest rate swaps entered into by our commercial loan customers.
Total noninterest income increased $15.7 million, or 24%, in comparison to the year ended December 31, 2016. The most notable change is a $4.4 million increase in net securities gains (losses) due to the early redemption of two of our pooled trust preferred securities. The majority of this increase is the result of a successful auction call completed on PreTSL XIII, a pooled trust preferred security on which other-than-temporary impairment charges were recognized in 2009 and 2010. As a result, the security was called at par resulting in a gain of $4.3 million. Additionally, the liquidation of PreTSL VII provided for a gain of $0.7 million. The gain on sale of mortgage loans increased $1.3 million due to continued growth in mortgage loan originations since the Company reentered the secondary mortgage market. The derivatives mark to market decreased $0.7 million. This reflects a change in fair value due to movements in corporate bond spreads and not a realized loss on the swaps.
If the Company's total assets would equal or exceed $10 billion we would no longer qualify for exemption from the interchange fee cap included in the Dodd-Frank Act. The estimated impact of this change would decrease interchange income by $7.6 million.

Noninterest Expense
The components of noninterest expense for each year in the three-year period ended December 31 are as follows:

				2017 Compared to 2016
	2017	2016	2015	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$103,714	$87,125	$89,161	$16,589	19%
Net occupancy	15,648	13,150	13,712	2,498	19
Furniture and equipment	13,508	11,624	10,737	1,884	16
Data processing	9,090	7,429	6,123	1,661	22
Advertising and promotion	3,786	2,601	2,638	1,185	46
Pennsylvania shares tax	4,209	3,825	4,693	384	10
Intangible amortization	3,081	547	605	2,534	463
Collection and repossession	1,905	2,250	2,826	(345)	(15)
Other professional fees and services	4,761	3,915	4,034	846	22
FDIC insurance	3,210	3,903	4,014	(693)	(18)
Other operating expenses	23,289	17,808	19,178	5,481	31
Subtotal	186,201	154,177	157,721	32,024	21
Loss on sale or write-down of assets	1,834	1,155	3,112	679	59
Litigation and operational losses	2,050	1,420	2,119	630	44
Merger and acquisition related	10,213	3,173	922	7,040	222
Total noninterest expense	$200,298	$159,925	$163,874	$40,373	25%
Noninterest expense, excluding the loss on sale or write-down of assets, litigation and operational losses, and merger and acquisition related expense, increased $32.0 million, or 21%, for the year ended 2017 compared to 2016. Contributing to the 2017 increase is a $16.6 million increase in salaries and employee benefits primarily due to an increase of 98 full-time equivalent employees at December 31, 2017 compared to December 31, 2016. The higher number of employees is a result of the acquisition of 13 branches from FirstMerit in December 2016, the acquisition of DCB Financial in April 2017 and the continued expansion of our mortgage and commercial banking businesses in Ohio. Also contributing to the increase in salaries and employee benefits was $2.5 million of expense for a one-time bonus of $1,500 paid to all full and part-time employees (other than the top five named executive officers) following the passage of the Tax Cuts and Jobs Act. The two noted acquisitions also accounted for all of the $2.5 million increase in net occupancy expense, $1.0 million of the increase in furniture and equipment expense and all of the $2.5 million increase in intangible amortization.
Other operating expense increased $5.5 million for the year 2017 compared to 2016, primarily due to a $1.4 million increase in expense related to the reserve for unfunded loan commitments, a $1.7 million increase in data processing expense primarily relates to additional volume associated with increased debit cards and card usage as well as an increase in usage of digital channels.
Merger related expenses totaled $10.2 million and $3.2 million for the years 2017 and 2016, respectively. Expenses in 2017 reflect one-time expenses related to the acquisition of DCB Financial while expenses in 2016 reflect those expenses related to the acquisition of 13 FirstMerit branches. Merger expense in 2015 relates to the acquisition of First Community Bank.

Income Tax
The provision for income taxes of $48.6 million in 2017 reflects an increase of $22.9 million compared to the provision for income taxes in 2016. The majority of this change, $16.7 million, relates to a non-cash charge recorded for the revaluation of deferred tax assets in connection with the passage of the Tax Cuts and Jobs Act. The remaining increase in the provision for income taxes relates to the increase in the level of pretax income of $103.7 million and $85.2 million for 2017 and 2016, respectively.
The effective tax rate was 47% and 30% for tax expense in 2017 and 2016, respectively. Excluding the $16.7 million charge related to the revaluation of deferred tax assets, the effective tax rate for 2017 would have been 31%. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income.

Financial Condition
First Commonwealth’s total assets increased $624.5 million in 2017. Loans, including loans held for sale, increased $535.8 million, or 11%, while investments increased $2.3 million, or less than 1%.
Loan growth in 2017 was impacted by $383.1 million of loans acquired as part of the DCB Financial acquisition, including $44.8 million in commercial, financial, agricultural and other, $25.2 million in real estate construction, $197.5 million in residential real estate, $109.8 million in commercial real estate and $5.8 million in loans to individuals.
During 2017, approximately $343.5 million in investment securities were sold, called or matured. Some of these securities were lower yielding securities and as such, their replacement contributed to the increase in yield earned on the portfolio. In total, $241.1 million in mortgage-backed securities, $10.0 million in corporate securities and $2.0 million in municipal securities were purchased in 2017 to help increase earnings from the portfolio while maintaining a reduced risk profile.
First Commonwealth’s total liabilities increased $486.3 million, or 8%, in 2017. Deposits increased $633.3 million, or 13%, largely due to $484.4 million in deposits obtained as part of the DCB Financial acquisition. Short-term debt decreased $160.5 million or 18%, based on liquidity needs, and long-term debt increased $7.0 million, or 9%, primarily due to the DCB Financial acquisition.
Total shareholders' equity increased $138.2 million in 2017. Growth in shareholders' equity was a result of net income of $55.2 million and $110.7 million in common stock issued in relation to the DCB Financial acquisition, partially offset by $30.5 million in dividends declared, a $0.9 million increase in accumulated other comprehensive income and $1.5 million in stock repurchases.

Loan Portfolio
Following is a summary of our loan portfolio as of December 31:

	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,163,383	22%	$1,139,547	23%	$1,150,906	25%	$1,052,109	24%	$1,021,056	24%
Real estate construction	248,868	5	219,621	5	220,736	5	120,785	3	93,289	2
Residential real estate	1,426,370	26	1,229,192	25	1,224,465	26	1,226,344	27	1,262,718	30
Commercial real estate	2,019,096	37	1,742,210	36	1,479,000	31	1,405,256	31	1,296,472	30
Loans to individuals	549,659	10	548,777	11	608,643	13	652,814	15	610,298	14
Total loans and leases net of unearned income	$5,407,376	100%	$4,879,347	100%	$4,683,750	100%	$4,457,308	100%	$4,283,833	100%
The loan portfolio totaled $5.4 billion as of December 31, 2017, reflecting growth of $528.0 million, or 11%, compared to December 31, 2016. Loan growth was experienced in all categories, with commercial real estate and residential real estate categories providing the majority of the growth. Commercial real estate loans increased $276.9 million, or 15.9%, of which $109.8 million was acquired as part of the DCB acquisition. The remaining $167.1 million increase in this category can be largely attributed to growth in direct middle market lending in Pennsylvania and Ohio. Excluding the impact of the acquired loans, the residential real estate portfolio remained relatively flat as new volumes basically replaced runoff as many of the loans originated by our mortgage banking area are sold in the secondary market. Growth in commercial, financial, agricultural and other and loans to individuals is largely due to balances acquired as part of the DCB acquisition. Growth acquired in the loans to individuals category was largely offset by runoff of indirect auto loans as a result of increased pricing spreads for this category.
The majority of our loan portfolio is with borrowers located in Pennsylvania. The Company expanded into the Ohio market area with the opening of a loan production office in Cleveland, Ohio in 2013, the acquisition of First Community Bank of Columbus, Ohio in the fourth quarter of 2015, the purchase of 13 FirstMerit Bank, NA branches in December 2016 and the acquisition of DCB Financial in May 2017. As of December 31, 2017 and 2016, there were no concentrations of loans relating to any industry in excess of 10% of total loans.
As of December 31, 2017, criticized loans (i.e., loans designated OAEM, substandard, impaired or doubtful) decreased $10.0 million, or 7%, from December 31, 2016. Criticized loans totaled $124.4 million at December 31, 2017 and represented 2% of the total loan portfolio. Additionally, delinquencies on accruing loans decreased $0.5 million, or 4%, at December 31, 2017 compared to December 31, 2016. As of December 31, 2017, nonaccrual loans increased $2.7 million, or 9%, compared to December 31, 2016.

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans at December 31, 2017 were as follows:

	Within One Year	One to 5 Years	After 5 Years	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$159,751	$661,245	$341,761	$1,162,757
Real estate construction (a)	38,907	138,388	42,279	219,574
Commercial real estate	254,388	696,366	1,059,952	2,010,706
Other	3,343	24,898	117,696	145,937
Totals	$456,389	$1,520,897	$1,561,688	$3,538,974
Loans at fixed interest rates		386,073	373,180
Loans at variable interest rates		1,134,825	1,188,507
Totals		$1,520,898	$1,561,687

(a)
The maturity of real estate construction loans include term commitments that follow the construction period. Loans with these term commitments will be moved to the commercial real estate category when the construction phase of the project is completed.

First Commonwealth has a legal lending limit of $106.9 million to any one borrower or closely related group of borrowers, but has established lower thresholds for credit risk management.

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

The following is a comparison of nonperforming and impaired assets and the effects on interest due to nonaccrual loans for the period ended December 31:

	2017	2016	2015	2014	2013
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$19,455	$16,454	$24,345	$25,715	$28,908
Loans held for sale on nonaccrual basis	—	—	—	—	—
Troubled debt restructured loans on nonaccrual basis	11,222	11,569	12,360	16,952	16,980
Troubled debt restructured loans on accrual basis	11,563	13,790	14,139	12,584	13,495
Total nonperforming loans	$42,240	$41,813	$50,844	$55,251	$59,383
Loans past due in excess of 90 days and still accruing	$1,854	$2,131	$2,455	$2,619	$2,505
Other real estate owned	$2,765	$6,805	$9,398	$7,197	$11,728
Loans outstanding at end of period	$5,407,376	$4,879,347	$4,683,750	$4,457,308	$4,283,833
Average loans outstanding	$5,278,511	$4,818,759	$4,553,634	$4,356,566	$4,255,593
Nonperforming loans as a percentage of total loans	0.78%	0.86%	1.09%	1.24%	1.39%
Provision for credit losses	$5,087	$18,480	$14,948	$11,196	$19,227
Allowance for credit losses	$48,298	$50,185	$50,812	$52,051	$54,225
Net charge-offs	$6,974	$19,107	$16,187	$13,370	$32,189
Net charge-offs as a percentage of average loans outstanding	0.13%	0.40%	0.36%	0.31%	0.76%
Provision for credit losses as a percentage of net charge-offs	72.94%	96.72%	92.35%	83.74%	59.73%
Allowance for credit losses as a percentage of end-of-period loans outstanding (a)	0.89%	1.03%	1.08%	1.17%	1.27%
Allowance for credit losses as a percentage of nonperforming loans (a)	114.34%	120.02%	99.94%	94.21%	91.31%
Gross income that would have been recorded at original rates	$2,079	$1,296	$572	$784	$7,920
Interest that was reflected in income	783	533	—	—	679
Net reduction to interest income due to nonaccrual	$1,296	$763	$572	$784	$7,241

(a)	End of period loans and nonperforming loans exclude loans held for sale.
Nonperforming loans increased $0.4 million to $42.2 million at December 31, 2017, compared to $41.8 million at December 31, 2016. Nonperforming loans as a percentage of total loans decreased to 0.8% from 0.9% at December 31, 2017 compared to December 31, 2016. The December 31, 2017 nonaccrual loan balance includes $1.4 million in loans acquired from DCB Financial in April 2017. Excluding acquired loans, nonperforming loans would have decreased $1.0 million compared to December 31, 2016 as a result of payoffs totaling $8.5 million on loans related to four borrowers and the charge-off of two commercial relationships totaling $0.7 million. Offsetting these decreases is the addition of two commercial relationships totaling $9 million. Other real estate owned totaled $2.8 million at December 31, 2017, compared to $6.8 million at December 31, 2016.
Also included in nonperforming loans are troubled debt restructured loans (“TDRs”). TDRs are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower under terms not available in the market. TDRs decreased $2.6 million during 2017. For additional information on TDRs please refer to Note 11 “Loans and Allowance for Credit Losses.”
Net charge-offs were $7.0 million in 2017 compared to $19.1 million for the year 2016. The most significant credit losses recognized during the year include $3.4 million in charge-offs recognized on two commercial relationships, of which $1.9 million was recognized on a relationship that was transferred to held for sale and subsequently sold in April 2017. Also impacting this category were recoveries of $3.1 million on two commercial relationships. Net charge-offs in the loans to individual category totaled $3.7 million for 2017, with $2.4 million related to indirect auto loans and $0.8 million to personal lines of credit. Additional detail on credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Provision for Credit Losses,” “Allowance for Credit Losses" and "Credit Risk.”
Provision for credit losses as a percentage of net charge-offs decreased to 72.9% for the year ended December 31, 2017 from 96.7% for the year ended December 31, 2016.

Allowance for Credit Losses
Following is a summary of the allocation of the allowance for credit losses at December 31:

	2017		2016		2015		2014		2013
	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)
	(dollars in thousands)
Commercial, financial, agricultural and other	$23,429	22%	$35,974	23%	$31,035	25%	$29,627	24%	$22,663	24%
Real estate construction	1,349	5	577	5	887	5	2,063	3	6,600	2
Residential real estate	2,759	26	2,511	25	2,606	26	3,664	27	7,727	30
Commercial real estate	17,357	37	6,619	36	11,924	31	11,881	31	11,778	30
Loans to individuals	3,404	10	4,504	11	4,360	13	4,816	15	5,457	14
Total	$48,298		$50,185		$50,812		$52,051		$54,225
Allowance for credit losses as percentage of end-of-period loans outstanding	0.89%		1.03%		1.08%		1.17%		1.27%

(a)	Represents the ratio of loans in each category to total loans.
The allowance for credit losses decreased $1.9 million from December 31, 2016 to December 31, 2017. The allowance for credit losses as a percentage of end-of-period loans outstanding was 0.9% at December 31, 2017 compared to 1.0% at December 31, 2016. The allowance for credit losses includes both a general reserve for performing loans and specific reserves for impaired loans. Comparing December 31, 2017 to December 31, 2016, the general reserve for performing loans decreased from 0.97% to 0.83% of total performing loans. General reserves as a percentage of non-impaired originated loans were 0.90% at December 31, 2017 compared to 0.99% at December 31, 2016. Specific reserves increased from 7.5% of nonperforming loans at December 31, 2016 to 8.9% of nonperforming loans at December 31, 2017. The allowance for credit losses as a percentage of nonperforming loans was 114.3% and 120.0% at December 31, 2017 and 2016, respectively.
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
Investment Portfolio
Marketable securities that we hold in our investment portfolio, which are classified as “securities available for sale,” may be a source of liquidity; however, we do not anticipate liquidating the investments prior to maturity. As indicated in Note 19 “Fair Values of Assets and Liabilities,” $25.3 million of available for sale securities at December 31, 2017, are classified as Level 3 assets because of inactivity in the market.

Following is a detail schedule of the amortized cost of securities available for sale as of December 31:

	2017	2016	2015
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$10,556	$15,143	$20,034
Mortgage-Backed Securities—Commercial	24,611	—	—
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	632,422	683,601	778,476
Mortgage-Backed Securities—Commercial	—	1	28
Other Government-Sponsored Enterprises	1,098	16,700	19,201
Obligations of States and Political Subdivisions	27,083	27,075	27,066
Corporate Securities	15,907	5,903	1,897
Pooled Trust Preferred Collateralized Debt Obligations	27,499	39,989	42,239
Total Debt Securities	739,176	788,412	888,941
Equities	1,670	1,670	2,170
Total Securities Available for Sale	$740,846	$790,082	$891,111
As of December 31, 2017, securities available for sale had a fair value of $731.4 million. Gross unrealized gains were $4.9 million and gross unrealized losses were $14.3 million.
The following is a schedule of the contractual maturity distribution of securities available for sale at December 31, 2017.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield (b)
	(dollars in thousands)
Within 1 year	$1,215	$—	$—	$1,215	1.65%
After 1 but within 5 years	5,513	—	13,989	19,502	3.07
After 5 but within 10 years	162,616	27,083	—	189,699	2.43
After 10 years	499,343	—	29,417	528,760	2.38
Total	$668,687	$27,083	$43,406	$739,176	2.41%

(a)	Equities are excluded from this schedule because they have an indefinite maturity.

(b)	Yields are calculated on a taxable equivalent basis.

Mortgage-backed securities, which include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises, have contractual maturities ranging from less than one year to approximately 30 years and have anticipated average lives to maturity ranging from less than one year to approximately thirteen years.
The amortized cost of the available for sale investment portfolio decreased $49.2 million, or 6%, at December 31, 2017 compared to 2016. Contributing to this decline is the sale, call or maturity of $292.2 million in available for sale investments, partially offset by $150.9 million in purchases. Additional liquidity provided from sales, calls and maturities was utilized to fund growth in the loan portfolio.
Our available for sale investment portfolio includes an amortized cost of $27.5 million in pooled trust preferred collateralized debt obligations at December 31, 2017. The valuation of these securities involves evaluating relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis.

Following is a detail schedule of the amortized cost of securities held to maturity as of December 31:

	2017	2016	2015
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$3,925	$4,297	$4,775
Mortgage-Backed Securities—Commercial	58,249	34,444	16,843
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	305,126	280,430	315,609
Mortgage-Backed Securities—Commercial	14,056	14,675	15,187
Obligations of States and Political Subdivisions	40,540	38,667	31,910
Debt Securities Issued by Foreign Governments	200	—	—
Total Securities Held to Maturity	$422,096	$372,513	384,324
The following is a schedule of the contractual maturity distribution of securities held to maturity at December 31, 2017.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Within 1 year	$—	$87	$0	$87	1.88%
After 1 but within 5 years	—	3,463	200	3,663	2.49
After 5 but within 10 years	14,056	35,361	0	49,417	3.20
After 10 years	367,300	1,629	—	368,929	2.41
Total	$381,356	$40,540	$200	$422,096	2.50%
See Note 9 “Investment Securities,” Note 10 “Impairment of Investment Securities” and Note 19 “Fair Values of Assets and Liabilities” for additional information related to the investment portfolio.
Deposits
Total deposits increased $633.3 million, or 13%, in 2017, with $484.4 million of the growth resulting from the acquisition of DCB Financial. Growth was experienced in all deposit categories.
Time deposits of $100 thousand or more had remaining maturities as follows as of the end of each year in the three-year period ended December 31:

	2017		2016		2015
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
3 months or less	$47,964	23%	$38,366	26%	$48,429	31%
Over 3 months through 6 months	22,101	11	27,371	19	22,946	15
Over 6 months through 12 months	68,174	32	29,013	20	34,974	22
Over 12 months	72,142	34	50,621	35	51,306	32
Total	$210,381	100%	$145,371	100%	$157,655	100%

Short-Term Borrowings and Long-Term Debt
Short-term borrowings decreased $160.5 million, or 18%, from $867.9 million as of December 31, 2016 to $707.5 million at December 31, 2017. The decline in short-term borrowings is a result of deposits obtained from the DCB Financial acquisition, which provided a lower cost alternative funding source compared to these borrowings. Long-term debt increased $7.0 million, or 9%, from $80.9 million at December 31, 2016 to $87.9 million at December 31, 2017 as a result of the DCB Financial acquisition. For additional information concerning our short-term borrowings, subordinated debentures and other long-term debt, please refer to Note 16 “Short-term Borrowings,” Note 17 “Subordinated Debentures” and Note 18 “Other Long-term Debt” of the Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements
The table below sets forth our contractual obligations to make future payments as of December 31, 2017. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

	Footnote Number Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
FHLB advances	18	$607	$1,287	$1,389	$4,878	$8,161
Subordinated debentures	17	—	—	—	72,167	72,167
Operating leases	13	4,595	7,547	5,580	12,851	30,573
Total contractual obligations		$5,202	$8,834	$6,969	$89,896	$110,901
The table above excludes our cash obligations upon maturity of certificates of deposit, which is set forth in Note 15 “Interest-Bearing Deposits” of the Consolidated Financial Statements.
In addition, see Note 12 “Commitments and Letters of Credit” for detail related to our off-balance sheet commitments to extend credit, financial standby letters of credit, performance standby letters of credit and commercial letters of credit as of December 31, 2017. Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements since it is unknown if the borrower will draw upon these commitments and often these commitments expire without being drawn upon. As of December 31, 2017, a reserve for probable losses of $5.2 million was recorded for unused commitments and letters of credit.

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
We generate funds to meet our cash flow needs primarily through the core deposit base of FCB and the maturity or repayment of loans and other interest-earning assets, including investments. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $633.3 million, or 13%, during 2017, and comprised 87% of total liabilities at December 31, 2017, as compared to 83% at December 31, 2016. Proceeds from the sale, maturity and redemption of investment securities totaled $343.5 million during 2017 and provided liquidity to fund loans as well as the purchase of additional investment securities. On February 1, 2018, an auction call was successfully completed on PreTSL XIV, a pooled trust preferred security on which other-than-temporary impairment charges were recognized in 2009 and 2010. Based on the outcome of the auction, it is expected that this security will be called at par in the first quarter of 2018. As of December 31, 2017, the security has a par value of $16.0 million and a book value of $13.1 million.

We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit through brokers. We have increased our borrowing capacity at the Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the Federal Home Loan Bank, as collateral for borrowings at the Federal Reserve. At December 31, 2017 our borrowing capacity at the Federal Reserve related to this program was $785.8 million and there were no amounts outstanding. Additionally, as of December 31, 2017, our maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh was $1.6 billion and as of that date amounts used against this capacity included $0.6 billion in outstanding borrowings.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an ALCO strategy to increase and diversify funding sources. As of December 31, 2017, our maximum borrowing capacity under this program was $1.1 billion and as of that date there was $14.8 million outstanding. We also participate in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of December 31, 2017, our outstanding certificates of deposits from this program have an average weighted rate of 0.97% and an average original term of 466 days.
We also have available unused federal funds lines with four correspondent banks. These lines have an aggregate commitment of $195.0 million with no amounts outstanding as of December 31, 2017.
The liquidity needs of First Commonwealth on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments and dividend payments to our stockholders, which totaled $38.3 million for the year ended December 31, 2017, as well as any cash necessary to repurchase our shares, which totaled $1.5 million for the year ended December 31, 2017. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $72.2 million in junior subordinated debentures and cash and interest-bearing deposits of $16.4 million at December 31, 2017. At the end of 2017, the Parent Company had a $15.0 million short-term, unsecured revolving line of credit with another financial institution. As of December 31, 2017, there were no amounts outstanding under this line. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.
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
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.73 and 0.75 at December 31, 2017 and 2016, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing nonmaturity deposits, which are included in the analysis as repricing within one year.
Following is the gap analysis as of December 31:

	2017
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,662,906	$214,139	$359,790	$3,236,835	$1,633,236	$521,478
Investments	79,484	45,983	84,001	209,468	525,391	434,919
Other interest-earning assets	8,668	—	—	8,668	—	—
Total interest-sensitive assets (ISA)	2,751,058	260,122	443,791	3,454,971	2,158,627	956,397
Certificates of deposit	139,920	71,178	165,083	376,181	235,037	3,595
Other deposits	3,549,121	—	—	3,549,121	—	—
Borrowings	779,875	244	495	780,614	4,468	10,302
Total interest-sensitive liabilities (ISL)	4,468,916	71,422	165,578	4,705,916	239,505	13,897
Gap	$(1,717,858)	$188,700	$278,213	$(1,250,945)	$1,919,122	$942,500
ISA/ISL	0.62	3.64	2.68	0.73	9.01	68.82
Gap/Total assets	23.50%	2.58%	3.81%	17.12%	26.26%	12.90%

	2016
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,510,367	$184,386	$315,397	$3,010,150	$1,446,035	$402,282
Investments	85,756	44,417	89,838	220,011	546,056	406,743
Other interest-earning assets	24,644	—	—	24,644	—	—
Total interest-sensitive assets (ISA)	2,620,767	228,803	405,235	3,254,805	1,992,091	809,025
Certificates of deposit	110,584	92,765	115,949	319,298	268,680	3,854
Other deposits	3,086,791	—	—	3,086,791	—	—
Borrowings	940,254	146	296	940,696	2,584	5,579
Total interest-sensitive liabilities (ISL)	4,137,629	92,911	116,245	4,346,785	271,264	9,433
Gap	$(1,516,862)	$135,892	$288,990	$(1,091,980)	$1,720,827	$799,592
ISA/ISL	0.63	2.46	3.49	0.75	7.34	85.77
Gap/Total assets	22.69%	2.03%	4.32%	16.34%	25.75%	11.96%
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

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2017 ($)	$(15,810)	$(6,181)	$5,856	$11,315
December 31, 2017 (%)	(6.51)%	(2.55)%	2.41%	4.66%
December 31, 2016 ($)	$(11,180)	$(5,495)	$4,643	$9,027
December 31, 2016 (%)	(5.41)%	(2.66)%	2.25%	4.37%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2017 ($)	$(33,734)	$(16,356)	$14,427	$27,815
December 31, 2017 (%)	(13.90)%	(6.74)%	5.94%	11.46%
December 31, 2016 ($)	$(17,526)	$(9,132)	$8,379	$16,286
December 31, 2016 (%)	(8.48)%	(4.42)%	4.06%	7.88%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. For the years 2017 and 2016, the cost of our interest-bearing liabilities averaged 0.44% and 0.39%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.90% and 3.63%, respectively.
The ALCO is responsible for the identification and management of interest rate risk exposure. As such, the ALCO continuously evaluates strategies to manage our exposure to interest rate fluctuations.
In 2015 and 2014, the Company entered into cash flow interest rate swaps in which we extended the duration of $150.0 million of the $1.3 billion LIBOR based loans in our loan portfolio at that time into fixed interest rates for a period of three or four years. These swaps added approximately two basis points of protection to the net interest margin as a hedge against a prolonged low-rate environment. Please refer to Note 8, "Derivatives," for additional information on interest rate swaps.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $5.2 million at December 31, 2017 and is classified in “Other liabilities” on the Consolidated Statements of Financial Condition.

Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternate financing sources. In 2017, 41 loans totaling $11.1 million were identified as troubled debt restructurings, resulting in specific reserves of $0.6 million.
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
The allowance for credit losses was $48.3 million at December 31, 2017 or 0.89% of loans outstanding, compared to $50.2 million or 1.03% of loans outstanding at December 31, 2016. Credit measures as of December 31, 2017 compared to December 31, 2016 reflect a decrease in the level of criticized loans of $10.0 million from $134.4 million at December 31, 2016 to $124.4 million at December 31, 2017. Classified assets decreased $19.7 million from $92.7 million at December 31, 2016 to $73.0 million at December 31, 2017. The decline is the result of an upgrade of a $9.2 million loan for one borrower and the payoff of $8.5 million in nonaccrual loans as previously noted. Delinquency on accruing loans decreased $0.5 million, or 4%, while the level of nonperforming loans increased $0.4 million for the same period.
The allowance for credit losses as a percentage of nonperforming loans was 114.3% at December 31, 2017 and 120.0% as of December 31, 2016. The allowance for credit losses includes specific allocations of $3.7 million related to nonperforming loans covering 9% of the total nonperforming balance at December 31, 2017 and specific allocations of $3.1 million covering 8% of the total nonperforming balance at December 31, 2016. The amount of allowance related to nonperforming loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses.

Management believes that the allowance for credit losses is at a level that is sufficient to absorb losses incurred in the loan portfolio at December 31, 2017.
The following table provides information on net charge-offs and nonperforming loans by loan category:

	For the Period Ended December 31, 2017			As of December 31, 2017
	Net Charge-offs	% of Total Net Charge- offs	Net Charge-offs as a % of Average Loans	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,733	39.19%	0.05%	$22,850	54.10%	0.42%
Real estate construction	(470)	(6.74)	(0.01)	—	—	—
Residential real estate	916	13.13	0.02	11,840	28.03	0.22
Commercial real estate	62	0.89	—	7,186	17.01	0.13
Loans to individuals	3,733	53.53	0.07	364	0.86	0.01
Total loans, net of unearned income	$6,974	100.00%	0.13%	$42,240	100.00%	0.78%
As the above table illustrates, commercial, financial, agricultural loans and residential real estate loans were the most significant portions of the nonperforming loans as of December 31, 2017. See discussions related to the provision for credit losses and loans for more information.

Results of Operations—2016 Compared to 2015
Summary of 2016 Results
Net income for 2016 was $59.6 million, or $0.67 per diluted share, as compared to a net income of $50.1 million, or $0.56 per diluted share, in 2015. Net income in 2016 was positively impacted by an increase in net interest income of $10.6 million, offset by decreases in noninterest expense of $3.9 million and noninterest income of $3.3 million.
Our return on average equity was 8.02% and our return on average assets was 0.89% for 2016, compared to 6.98% and 0.78%, respectively, for 2015.
Average diluted shares for the year 2016 were 1% less than the comparable period in 2015 primarily due to the common stock buyback program authorized during 2015.
Net interest income, on a fully taxable equivalent basis, for 2016 was $10.9 million, or 6%, higher than 2015, primarily due to growth in interest earning assets as well as growth in rates on interest earning assets. Positively affecting net interest income in 2016 was a $116.2 million increase in average net free funds. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. The net interest margin, on a fully taxable equivalent basis, was 3.32% in 2016 compared to 3.28% in 2015.
During the year-ended December 31, 2016, growth in both the level of interest-earning assets and the rates on those assets positively impacted the net interest margin. Yields and spreads on new loan volumes in 2016 exceeded runoff levels, specifically for variable and adjustable rate commercial loans, home equity loans and indirect auto loans. Average earning assets increased $257.7 million, or 4%, compared to the comparable period in 2015.
The taxable equivalent yield on interest-earning assets was 3.63% for the year-ended December 31, 2016, an increase of 8 basis points from the 3.55% yield for the same period in 2015. This increase can be attributed to higher replacement yields on loan portfolio runoff and maturities as a result of improvements in pricing spreads. Additionally, the investment portfolio yield increased by 11 basis points. This increase can be attributed to the runoff or sale of lower yielding U.S. Agency securities which were replaced with higher yielding investment securities. Reductions in the cost of interest-bearing liabilities partially offset the impact of higher yields on interest-earning assets. The cost of interest-bearing liabilities was 0.39% for the year-ended December 31, 2016, compared to 0.34% for the same period in 2015.
Comparing the year-ended December 31, 2016 with the same period in 2015, changes in interest rates negatively impacted net interest income by $0.5 million. The higher yield on interest-earning assets favorably impacted net interest income by $3.5 million, while a change in the mix of interest-bearing liabilities and an increase in short-term borrowing rates had a negative impact of $4.0 million on net interest income. The growth in net interest income for the year-ended December 31, 2016, can be primarily attributed to growth in the loan portfolio and changes in the mix of our investment portfolio.
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
Noninterest income, excluding net securities gains (losses), gains on sale of assets and derivative mark to market, increased $0.8 million, or 1%, in 2016, due to a $1.5 million increase in swap fee income that resulted from growth in interest rate swaps entered into by our commercial loan customers.
Total noninterest income increased $3.3 million, or 5%, in 2016 in comparison to the year ended 2015. The most notable change includes a $1.7 million increase in gain on the sale of mortgage loans due to continued growth in mortgage loan originations since the Company reentered the secondary mortgage market in 2014. Net securities gains (losses) increased $0.8 million, primarily due to the early redemption in 2016 of one of our pooled trust preferred securities.
Total noninterest expense for the year 2016 decreased $3.9 million in comparison to the year 2015. Contributing to the 2016 decrease is a $2.0 million decline in salaries and employee benefits, primarily due to $2.1 million in one-time severance charges recognized in 2015 as a result of the realignment of our consumer banking area.
Other operating expense decreased $1.4 million for the year 2016 compared to 2015, primarily due to a $1.7 million decline in expense related to the reserve for unfunded loan commitments. Pennsylvania shares tax expense decreased $0.9 million in 2016 compared to 2015 due to a $0.7 million settlement paid in 2015 for a disputed tax assessment. Loss on the sale or write-down of assets decreased $2.0 million for the year 2016 compared to 2015. The loss in 2015 includes $1.5 million in write-downs on

OREO properties as a result of updated appraisals obtained on properties for two commercial loan relationships and $0.9 million in write-downs related to the disposition of four branch offices that were closed or relocated due to cost or other market opportunities. Offsetting these decreases is a $1.3 million increase in data processing expense related to the issuance of chip debit cards in 2016.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Information appearing in Item 7 of this report under the caption “Market Risk” is incorporated herein by reference in response to this item.

ITEM 8.    Financial Statements and Supplementary Data

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2017	2016
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$98,624	$91,033
Interest-bearing bank deposits	8,668	24,644
Securities available for sale, at fair value	731,358	778,612
Securities held to maturity, at amortized cost, (Fair value $418,249 at December 31, 2017 and $368,618 at December 31, 2016)	422,096	372,513
Other investments	29,837	36,498
Loans held for sale	14,850	7,052
Loans:
Portfolio loans	5,407,376	4,879,347
Allowance for credit losses	(48,298)	(50,185)
Net loans	5,359,078	4,829,162
Premises and equipment, net	81,339	67,534
Other real estate owned	2,765	6,805
Goodwill	255,353	186,483
Amortizing intangibles, net	15,007	12,013
Bank owned life insurance	212,099	187,021
Other assets	77,465	84,648
Total assets	$7,308,539	$6,684,018
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,416,771	$1,268,786
Interest-bearing	4,163,934	3,678,622
Total deposits	5,580,705	4,947,408
Short-term borrowings	707,466	867,943
Subordinated debentures	72,167	72,167
Other long-term debt	8,161	8,749
Capital lease obligation	7,590	—
Total long-term debt	87,918	80,916
Other liabilities	44,323	37,822
Total liabilities	6,420,412	5,934,089
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 and 105,563,455 shares issued as of December 31, 2017 and 2016, respectively; and 97,456,478 and 89,007,077 shares outstanding at December 31, 2017 and 2016, respectively	113,915	105,563
Additional paid-in capital	470,123	366,426
Retained earnings	437,416	412,764
Accumulated other comprehensive (loss) income, net	(6,173)	(7,027)
Treasury stock (16,458,424 and 16,556,378 shares at December 31, 2017 and 2016, respectively)	(127,154)	(127,797)
Total shareholders’ equity	888,127	749,929
Total liabilities and shareholders’ equity	$7,308,539	$6,684,018
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2017	2016	2015
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$218,530	$185,344	$172,819
Interest and dividends on investments:
Taxable interest	28,608	27,919	26,807
Interest exempt from federal income taxes	1,622	1,498	997
Dividends	1,669	2,826	3,434
Interest on bank deposits	121	27	14
Total interest income	250,550	217,614	204,071
Interest Expense
Interest on deposits	9,415	7,523	7,474
Interest on short-term borrowings	8,799	8,076	5,018
Interest on subordinated debentures	3,000	2,635	2,329
Interest on other long-term debt	323	345	774
Interest on capital lease obligation	233	—	—
Total interest expense	21,770	18,579	15,595
Net Interest Income	228,780	199,035	188,476
Provision for credit losses	5,087	18,480	14,948
Net Interest Income after Provision for Credit Losses	223,693	180,555	173,528
Noninterest Income
Net securities gains (losses)	5,040	617	(153)
Trust income	7,098	5,366	5,834
Service charges on deposit accounts	18,579	15,869	15,319
Insurance and retail brokerage commissions	8,807	7,964	8,522
Income from bank owned life insurance	5,699	5,381	5,412
Gain on sale of mortgage loans	5,366	4,086	2,421
Gain on sale of other loans and assets	1,753	1,411	1,855
Card related interchange income	18,780	14,955	14,501
Derivative mark to market	(473)	219	(274)
Swap fee income	2,005	2,359	847
Other income	7,677	6,372	7,041
Total noninterest income	80,331	64,599	61,325
Noninterest Expense
Salaries and employee benefits	103,714	87,125	89,161
Net occupancy	15,648	13,150	13,712
Furniture and equipment	13,508	11,624	10,737
Data processing	9,090	7,429	6,123
Advertising and promotion	3,786	2,601	2,638
Pennsylvania shares tax	4,209	3,825	4,693
Intangible amortization	3,081	547	605
Collection and repossession	1,905	2,250	2,826
Other professional fees and services	4,761	3,915	4,034
FDIC insurance	3,210	3,903	4,014
Loss on sale or write-down of assets	1,834	1,155	3,112
Litigation and operational losses	2,050	1,420	2,119
Merger and acquisition related	10,213	3,173	922
Other operating expenses	23,289	17,808	19,178
Total noninterest expense	200,298	159,925	163,874
Income before income taxes	103,726	85,229	70,979
Income tax provision	48,561	25,639	20,836
Net Income	$55,165	$59,590	$50,143
Average Shares Outstanding	95,220,056	88,851,573	89,356,767
Average Shares Outstanding Assuming Dilution	95,331,037	88,851,573	89,356,767
Per Share Data:
Basic Earnings Per Share	$0.58	$0.67	$0.56
Diluted Earnings Per Share	$0.58	$0.67	$0.56
Cash Dividends Declared per Common Share	$0.32	$0.28	$0.28
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Net Income	$55,165	$59,590	$50,143
Other comprehensive income (loss), before tax expense (benefit):
Unrealized holding gains (losses) on securities arising during the period	7,023	(6,304)	2,798
Less: reclassification adjustment for (gains) losses on securities included in net income	(5,040)	(617)	153
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(901)	(479)	450
Reclassification adjustment for losses on derivatives included in net income	119	(70)	(49)
Unrealized gains (losses) for postretirement obligation:
Net gain (loss)	94	331	(102)
Total other comprehensive income (loss), before income tax expense (benefit)	1,295	(7,139)	3,250
Income tax expense (benefit) related to items of other comprehensive income (loss)	441	(2,498)	1,137
Comprehensive Income	$56,019	$54,949	$52,256
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2016	89,007,077	$105,563	$366,426	$412,764	$(7,027)	$(127,797)	$749,929
Net income				55,165			55,165
Total other comprehensive income					854		854
Cash dividends declared ($0.32 per share)				(30,513)			(30,513)
Treasury stock acquired	(104,257)					(1,458)	(1,458)
Treasury stock reissued	181,211		1,170	—		1,387	2,557
Restricted stock	21,000	—	138	—		714	852
Common stock issued	8,351,447	8,352	102,389				110,741
Balance at December 31, 2017	97,456,478	$113,915	$470,123	$437,416	$(6,173)	$(127,154)	$888,127

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2015	88,961,268	$105,563	$365,981	$378,081	$(2,386)	$(127,693)	$719,546
Net income				59,590			59,590
Total other comprehensive loss					(4,641)		(4,641)
Cash dividends declared ($0.28 per share)				(24,907)			(24,907)
Treasury stock acquired	(98,687)					(864)	(864)
Treasury stock reissued	23,148		39	—		177	216
Restricted stock	121,348	—	406	—		583	989
Balance at December 31, 2016	89,007,077	$105,563	$366,426	$412,764	$(7,027)	$(127,797)	$749,929

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2014	91,723,028	$105,563	$365,615	$353,027	$(4,499)	$(103,561)	$716,145
Net income				50,143			50,143
Total other comprehensive income					2,113		2,113
Cash dividends declared ($0.28 per share)				(25,089)			(25,089)
Treasury stock acquired	(2,918,066)					(25,383)	(25,383)
Treasury stock reissued	20,936		32	—		160	192
Restricted stock	135,370	—	334	—		1,091	1,425
Balance at December 31, 2015	88,961,268	$105,563	$365,981	$378,081	$(2,386)	$(127,693)	$719,546
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Operating Activities
Net income	$55,165	$59,590	$50,143
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,087	18,480	14,948
Deferred tax expense	20,825	5,713	12,653
Depreciation and amortization	8,997	7,116	7,640
Net gains on securities and other assets	(9,942)	(5,257)	(729)
Net amortization of premiums and discounts on securities	3,532	4,524	2,793
Income from increase in cash surrender value of bank owned life insurance	(5,699)	(5,325)	(5,412)
Mortgage loans originated for sale	(164,212)	(133,278)	(86,576)
Proceeds from sale of mortgage loans	163,125	136,037	85,718
Increase in interest receivable	(1,314)	(577)	(41)
Increase (decrease) in interest payable	426	(272)	(103)
Decrease (increase) in income taxes payable	1,318	(589)	(354)
Other—net	10,997	3,111	(7,929)
Net cash provided by operating activities	88,305	89,273	72,751
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	51,239	54,057	9,358
Purchases	(102,420)	(45,188)	(380,877)
Transactions with securities available for sale:
Proceeds from sales	143,660	55,744	88,054
Proceeds from maturities and redemptions	148,561	168,237	373,228
Purchases	(150,892)	(128,916)	(24,150)
Purchases of FHLB stock	(45,301)	(37,326)	(65,605)
Proceeds from the redemption of FHLB stock	55,212	63,780	48,029
Proceeds from bank owned life insurance	898	467	378
Proceeds from the sale of loans	14,807	18,612	3,018
Proceeds from sales of other assets	5,568	7,765	6,407
Acquisition, net of cash acquired	3,188	479,469	(3,533)
Net increase in loans	(165,726)	(135,436)	(191,853)
Purchase of other assets	(1,213)	(430)	—
Purchases of premises and equipment	(10,378)	(7,061)	(4,887)
Net cash (used in) provided by investing activities	(52,797)	493,774	(142,433)
Financing Activities
Net decrease in federal funds purchased	—	(4,000)	(5,000)
Net (decrease) increase in other short-term borrowings	(160,477)	(638,882)	409,949
Net increase (decrease) in deposits	149,175	132,180	(209,928)
Repayments of other long-term debt	(588)	(565)	(80,145)
Repayments of capital lease obligations	(260)	—	—
Dividends paid	(30,513)	(24,907)	(25,089)
Proceeds from reissuance of treasury stock	228	216	192
Purchase of treasury stock	(1,458)	(864)	(25,383)
Net cash (used in) provided by financing activities	(43,893)	(536,822)	64,596
Net (decrease) increase in cash and cash equivalents	(8,385)	46,225	(5,086)
Cash and cash equivalents at January 1	115,677	69,452	74,538
Cash and cash equivalents at December 31	$107,292	$115,677	$69,452
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
Loans deemed uncollectible are charged off through the allowance for credit losses. Factors considered in assessing ultimate collectability include past due status, financial condition of the borrower, collateral values and debt covenants including secondary sources of repayment by guarantors. Payments received on previously charged off loans are recorded as recoveries in the allowance for credit losses.
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
The major loan classifications used in the allowance for credit losses calculation include pass, other assets especially mentioned (“OAEM”), substandard and doubtful. Additional information related to these credit quality categories is provided in Note 11, "Loans and Allowance for Credit Losses."
First Commonwealth consistently applies the following comprehensive methodology and procedure for determining the allowance for credit losses.
All impaired credits in excess of $100 thousand are individually reviewed quarterly. A specific reserve is established for impaired loans in an amount equal to the total amount of probable unconfirmed losses for the impaired loans that are reviewed. Based on this reserve as a percentage of reviewed loan balances, a reserve is also established for the impaired loan balances that are not individually reviewed.

The allowance calculation uses net historical charge-off trends to estimate probable unconfirmed losses for each loan category. A multiplier known as the emergence factor is applied to the historical loss rates for non-criticized loans. The emergence factor is calculated by loan category and represents the average time period from when a loss is incurred until the bank experiences a charge-off against the loan. Before applying the adjusted historical loss experience percentages, loan balances are reduced by the portion of the loan balances which are subject to guarantee by a government agency.
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

Bank Owned Life Insurance
First Commonwealth and the banks that First Commonwealth has acquired have purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded as non-interest income in the Consolidated Statements of Income. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $3.9 million and $3.3 million as of December 31, 2017 and 2016, respectively, and is reflected in "Other Liabilities" on the Consolidated Statements of Financial Condition.
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
Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2017, First Commonwealth has interest derivative positions that are not designated as hedging instruments. See Note 8, “Derivatives,” for a description of these instruments.
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

Note 2—New Accounting Pronouncements

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”. In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", with an original effective date for annual reporting periods beginning after December 15, 2016. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 deferred the effective date of ASU 2014-09 to annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018 using the modified retrospective method. A significant component of the Company’s revenues, net interest income on financial assets and liabilities, is excluded from the scope of the amended guidance. The Company has completed its overall assessment of additional revenue streams, including trust and asset management fees, brokerage and annuity sales, deposit related fees, interchange fees, and merchant income and has concluded that the Company’s revenue recognition for these revenue streams will not change significantly. Management’s evaluation of the impact of the new standard on revenue generated from insurance commissions and fees, as well as all related processes and procedures, will be completed before the end of the first quarter of 2018. Until the evaluation of the insurance commissions and fees is completed, the Company cannot conclude whether the new standard has a material impact on the insurance commission revenue stream or the Company’s financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The guidance requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The standard is effective for the Company as of January 1, 2020. The Company has formed a cross-functional implementation team to evaluate the provisions of the amendment, data requirements and determination of necessary modifications to its existing methodologies, systems and processes. The Company continues to evaluate the impact of the amended guidance on First Commonwealth’s financial condition or results of operations.
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
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805), Clarifying the Definition of a Business" which provides a screen to determine when a set of assets and activities (a "set") is not a business. The screen requires that when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen thereby reduces the number of transactions that need to be further evaluated. If the screen is not met, this ASU: 1. requires that to be considered a business, a set must include, at a minimum, an input and substantive process that significantly contributes to the ability to create output; and 2. removes the evaluation of whether a market participant could replace the missing elements. The amendment provides a framework to assist entities in evaluating whether both an input and substantive process is present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. This ASU also narrows the definition of the term output so that the term is consistent with how outputs are described in Topic 606. This standard is effective for interim and annual periods for fiscal years beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations, but may impact future business combinations.
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
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the corporate income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company will early adopt ASU 2018-02 in the first quarter of 2018. This ASU is not expected to have a material impact on First Commonwealth's financial condition or results of operations.

Note 3—Acquisition
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
The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the DCB Financial acquisition (dollars in thousands):

Consideration Paid
Cash paid to shareholders	$21,232
Shares issued to shareholders (8,356,882 shares)	$110,812
Total consideration paid		$132,044

Fair Value of Assets Acquired
Cash and cash equivalents	24,420
Investment Securities	88,986
FHLB Stock	3,250
Loans	383,083
Premises and other equipment	12,113
Core deposit intangible	5,998
Other real estate	68
Bank owned life insurance	20,522
Other assets	16,450
Total assets acquired	554,890

Fair Value of Liabilities Assumed
Deposits	484,366
Capital lease obligation	7,851
Other Liabilities	1,182
Total liabilities assumed	493,399

Total Fair Value of Identifiable Net Assets		61,491

Goodwill		$70,553
The goodwill of $70.6 million arising from the acquisition represents the value of synergies and economies of scale expected from combining the operations of the Company with DCB Financial Corporation.
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
On December 2, 2016, the Company completed the acquisition of 13 branches from FirstMerit Bank, NA receiving $476.6 million in cash. This acquisition further expands the Company's market into northern Ohio and included the purchase of $105.6 million in loans and $619.7 million in deposits.

The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the FirstMerit Bank, NA acquisition (dollars in thousands):

Consideration Received
Cash received	$(476,555)
Total consideration received		$(476,555)

Fair Value of Assets Acquired
Cash and cash equivalents	2,914
Loans	102,097
Premises and other equipment	6,072
Core deposit intangible	11,330
Other assets	353
Total assets acquired	122,766

Fair Value of Liabilities Assumed
Deposits	619,729
Other Liabilities	70
Total liabilities assumed	619,799

Total Fair Value of Identifiable Net Assets		(497,033)

Goodwill		$20,478
The goodwill of $20.5 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with the branches acquired from FirstMerit Bank, NA. The goodwill for this transaction is expected to be deducted over a 15 year period for income tax purposes.
We acquired $105.6 million in total loans and recognized a net combined yield and credit market adjustment of $3.5 million.
Costs related to the acquisition totaled $3.2 million. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Consolidated Statements of Income.
The Company determined this acquisition constitutes a business combination as defined in FASB ASC Topic 805, “Business Combinations.” Accordingly, as of the date of the acquisition, assets acquired and liabilities assumed were recorded at fair value. Fair values were determined in accordance with the guidance provided in FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” Acquired loans were recorded at fair value with no carryover of the related allowance for loan losses. Fair value is established by discounting the expected future cash flows with a market discount rate for like maturities and risk instruments. At the date of acquisition, none of the loans were accounted for under the guidance of ASC Topic 310-30, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

Note 4—Supplemental Comprehensive Income Disclosures
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

	2017			2016			2015
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$7,023	$(2,458)	$4,565	$(6,304)	$2,206	$(4,098)	$2,798	$(978)	$1,820
Reclassification adjustment for (gains) losses on securities included in net income	(5,040)	1,764	(3,276)	(617)	216	(401)	153	(54)	99
Total unrealized gains (losses) on securities	1,983	(694)	1,289	(6,921)	2,422	(4,499)	2,951	(1,032)	1,919
Unrealized gains (losses) on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(901)	315	(586)	(479)	168	(311)	450	(158)	292
Reclassification adjustment for losses (gains) on derivatives included in net income	119	(42)	77	(70)	24	(46)	(49)	17	(32)
Total unrealized (losses) gains on derivatives	(782)	273	(509)	(549)	192	(357)	401	(141)	260
Unrealized gains (losses) for postretirement obligations:
Net gain (loss)	94	(20)	74	331	(116)	215	(102)	36	(66)
Total unrealized gains (losses) for postretirement obligations	94	(20)	74	331	(116)	215	(102)	36	(66)
Total other comprehensive income (loss)	$1,295	$(441)	$854	$(7,139)	$2,498	$(4,641)	$3,250	$(1,137)	$2,113

The following table details the change in components of OCI for the year-ended December 31:

	2017
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(7,455)	$203	$225	$(7,027)
Other comprehensive income before reclassification adjustment	4,565	(586)		3,979
Amounts reclassified from accumulated other comprehensive income (loss)	(3,276)	77		(3,199)
Net gain			74	74
Net other comprehensive income during the period	1,289	(509)	74	854
Balance at December 31	$(6,166)	$(306)	$299	$(6,173)

	2016
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(2,956)	$560	$10	$(2,386)
Other comprehensive income before reclassification adjustment	(4,098)	(311)		(4,409)
Amounts reclassified from accumulated other comprehensive income (loss)	(401)	(46)		(447)
Net gain			215	215
Net other comprehensive income during the period	(4,499)	(357)	215	(4,641)
Balance at December 31	$(7,455)	$203	$225	$(7,027)

	2015
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(4,875)	$300	$76	$(4,499)
Other comprehensive income before reclassification adjustment	1,820	292		2,112
Amounts reclassified from accumulated other comprehensive income (loss)	99	(32)		67
Net gain			(66)	(66)
Net other comprehensive income during the period	1,919	260	(66)	2,113
Balance at December 31	$(2,956)	$560	$10	$(2,386)

Note 5—Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the year for interest and income taxes as well as detail on non-cash investing and financing activities for the years ended December 31:

	2017	2016	2015
	(dollars in thousands)
Cash paid during the period for:
Interest	$21,552	$19,208	$15,818
Income taxes	27,902	19,950	8,331
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	3,067	4,824	8,257
Other real estate sales transferred to loans	1,891	—	—
Fair value of loans transferred from held to maturity to available for sale	15,102	18,758	3,196
Gross increase (decrease) in market value adjustment to securities available for sale	1,983	(6,919)	2,949
Gross (decrease) increase in market value adjustment to derivatives	(783)	(549)	401
Investments redeemed, not settled	—	3,769	—
Investments committed to purchase, not settled	—	—	694
Net assets (liabilities) acquired through acquisition	37,070	(501,516)	463
Proceeds from death benefit on bank-owned life insurance not received	245	437	—
Treasury shares issued	2,258	—	—

Note 6—Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ending December 31:

	2017	2016	2015
Weighted average common shares issued	111,809,880	105,563,455	105,563,455
Average treasury shares	(16,463,079)	(16,605,461)	(16,045,900)
Average deferred compensation shares	(37,411)	—	—
Average unearned nonvested shares	(89,334)	(106,421)	(160,788)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	95,220,056	88,851,573	89,356,767
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	73,570	—	—
Additional common stock equivalents (deferred compensation) used to calculated diluted earnings per share	37,411	—	—
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	95,331,037	88,851,573	89,356,767
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the years ended December 31, because to do so would have been anti-dilutive.

	12/31/2017			12/31/2016			12/31/2015
		Price Range			Price Range			Price Range
	Shares	From	To	Shares	From	To	Shares	From	To
Restricted Stock	18,173	$8.55	$13.96	67,920	$8.38	$13.96	92,002	$6.82	$9.84

Note 7—Cash and Due from Banks
Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts, such as checking accounts and NOW accounts. Reserves are maintained in the form of vault cash or balances held with the Federal Reserve Bank. First Commonwealth Bank maintained average balances of $10.3 million during 2017 and $5.1 million during 2016 with the Federal Reserve Bank.

Note 8—Derivatives
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
We have 36 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have nine risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
Derivatives Designated as Hedging Instruments
The Company has entered into three interest rate swap contracts which were designated as cash flow hedges. The interest rate swaps have a total notional amount of $150.0 million, $35.0 million with an original maturity of three years and $115.0 million with an original maturity of four years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans benchmarked to the 1-month LIBOR rate. Therefore, the interest rate swaps convert the interest payments on the first $150.0 million of 1-month LIBOR based commercial loans into fixed rate payments.
The periodic net settlement of interest rate swaps is recorded as an adjustment to "Interest and fees on loans" in the Consolidated Statement of Income. For the years ended December 31, 2017, 2016 and 2015, interest income was increased by $0.5 million, $1.6 million and $2.0 million, respectively, as a result of these interest rate swaps. Changes in the fair value of the effective portion of cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest and fees on loans," the same line item in the Consolidated Statement of Income as the income on the hedged items. The cash flow hedges were highly effective at December 31, 2017, 2016 and 2015 and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Consolidated Statements of Income. The impact to noninterest expense for the years ended December 31, 2017 was a decrease of $19 thousand. There were no interest rate lock commitments in 2016 or 2015.

Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At December 31, 2017, the underlying funded mortgage loan commitments had a carrying value of $14.3 million and a fair value of $14.7 million, while the underlying unfunded mortgage loan commitments had a notional amount of $13.8 million.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Consolidated Statements of Income. The impact on other noninterest expense for the year ended December 31, 2017 totaled $4 thousand. At December 31, 2017 and December 31, 2016, the underlying loans had a carrying value of $10.0 million and $4.7 million, respectively, and a fair value of $10.1 million and $4.7 million, respectively.
The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks at December 31:

	2017	2016
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(791)	$(317)
Notional Amount:
Interest rate derivatives	401,304	345,102
Interest rate caps	46,444	14,762
Risk participation agreements	197,660	174,213
Sold credit protection on risk participation agreements	(46,170)	(40,281)
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	459	(443)
Notional Amount	150,000	200,000
Interest rate forwards:
Fair value adjustment	19	—
Notional Amount	17,000	—
Foreign exchange forwards:
Fair value adjustment	(70)	(8)
Notional Amount	10,077	4,749

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Consolidated Statements of Income for the years ended December 31:

	2017	2016	2015
	(dollars in thousands)
Non-hedging interest rate derivatives:
(Decrease) increase in other income	$(473)	$219	$(274)
Hedging interest rate derivatives:
Increase in interest income	452	1,627	2,049
Increase in other income	119	70	64
Hedging interest rate forwards:
Decrease in other expense	(19)	—	—
Hedging interest rate derivatives:
Increase (decrease) in other expense	4	(5)	—
The fair value of our derivatives is included in a table in Note 19, “Fair Values of Assets and Liabilities,” in the line items “Other assets” and “Other liabilities.”

Note 9—Investment Securities

Securities Available for Sale
Below is an analysis of the amortized cost and fair values of securities available for sale at December 31:

	2017				2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$10,556	$789	$(7)	$11,338	$15,143	$1,481	$(7)	$16,617
Mortgage-Backed Securities – Commercial	24,611	—	(462)	24,149	—	—	—	—
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	632,422	2,622	(9,489)	625,555	683,601	4,557	(11,305)	676,853
Mortgage-Backed Securities – Commercial	—	—	—	—	1	—	—	1
Other Government-Sponsored Enterprises	1,098	—	(1)	1,097	16,700	—	(69)	16,631
Obligations of States and Political Subdivisions	27,083	327	—	27,410	27,075	195	(41)	27,229
Corporate Securities	15,907	590	(4)	16,493	5,903	416	—	6,319
Pooled Trust Preferred Collateralized Debt Obligations	27,499	526	(4,379)	23,646	39,989	427	(7,124)	33,292
Total Debt Securities	739,176	4,854	(14,342)	729,688	788,412	7,076	(18,546)	776,942
Equities	1,670	—	—	1,670	1,670	—	—	1,670
Total Securities Available for Sale	$740,846	$4,854	$(14,342)	$731,358	$790,082	$7,076	$(18,546)	$778,612
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

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2017, by contractual maturity, are shown below:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$1,098	$1,097
Due after 1 but within 5 years	13,989	14,020
Due after 5 but within 10 years	27,083	27,410
Due after 10 years	29,417	26,119
	71,587	68,646
Mortgage-Backed Securities (a)	667,589	661,042
Total Debt Securities	$739,176	$729,688

(a)
Mortgage Backed Securities include an amortized cost of $35.2 million and a fair value of $35.5 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $632.4 million and a fair value of $625.6 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the years ended December 31:

	2017	2016	2015
	(dollars in thousands)
Proceeds from sales	$143,660	$55,744	$88,054
Gross (losses) gains realized:
Sales Transactions:
Gross gains	$359	$305	$—
Gross losses	(316)	(277)	(284)
	43	28	(284)
Maturities and impairment
Gross gains	5,057	589	131
Gross losses	(60)	—	—
Other-than-temporary impairment	—	—	—
	4,997	589	131
Net gains and impairment	$5,040	$617	$(153)
Proceeds from the sales of investments for the year ended December 31, 2017 includes the liquidation of the DCB investment portfolio and the sale of small positions in CMO and MBS investments. During 2017, gross gains from maturities and impairment resulted from the early redemption of two pooled trust preferred securities. The successful auction call of PreSTL XIII provided a gain of $4.3 million and the liquidation of PreSTL VII by senior note holders resulted in a gain of $0.7 million.
Proceeds from the sales of investments in 2016 were related to sales of small positions in CMO's and MBS's. During 2016, a gain of $0.6 million was recognized as a result of the early redemption of a pooled trust preferred security with a book value of $3.1 million. This security was redeemed due to an election by the senior note holders to liquidate the trust.
In 2015, a $0.3 million loss was recognized on the sale of approximately $75.0 million of low-yielding U.S. government agency securities. Proceeds from the sale of these securities were reinvested into higher yielding mortgage-backed securities.
Securities available for sale with an approximate fair value of $569.0 million and $445.8 million were pledged as of December 31, 2017 and 2016, respectively, to secure public deposits and for other purposes required or permitted by law.

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at December 31:.

	2017				2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,925	$—	$(14)	$3,911	$4,297	$—	$(4)	$4,293
Mortgage-Backed Securities – Commercial	58,249	—	(1,394)	56,855	34,444	—	(561)	33,883
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	305,126	10	(2,552)	302,584	280,430	5	(2,527)	277,908
Mortgage-Backed Securities – Commercial	14,056	—	(71)	13,985	14,675	—	(142)	14,533
Obligations of States and Political Subdivisions	40,540	335	(161)	40,714	38,667	55	(721)	38,001
Debt Securities Issued by Foreign Governments	200	—	—	200	—	—	—	—
Total Securities Held to Maturity	$422,096	$345	$(4,192)	$418,249	$372,513	$60	$(3,955)	$368,618
The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$87	$87
Due after 1 but within 5 years	3,663	3,660
Due after 5 but within 10 years	35,361	35,534
Due after 10 years	1,629	1,633
	40,740	40,914
Mortgage-Backed Securities (a)	381,356	377,335
Total Debt Securities	$422,096	$418,249

(a)
Mortgage Backed Securities include an amortized cost of $62.2 million and a fair value of $60.8 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $319.2 million and a fair value of $316.6 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Securities held to maturity with an amortized cost of $338.3 million and $119.2 million were pledged as of December 31, 2017 and 2016, respectively, to secure public deposits for other purposes required or permitted by law.

Note 10—Impairment of Investment Securities
Securities Available for Sale
As required by FASB ASC Topic 320, “Investments—Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in other comprehensive income (“OCI”). During the years ended December 31, 2017, 2016 and 2015, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at December 31, 2017 for both available for sale and held to maturity securities by investment category and time frame for which the securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$5,584	$(21)	$—	$—	$5,584	$(21)
Mortgage-Backed Securities – Commercial	48,322	(962)	32,683	(894)	81,005	(1,856)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	351,222	(2,295)	400,984	(9,746)	752,206	(12,041)
Mortgage-Backed Securities – Commercial	13,985	(71)	—	—	13,985	(71)
Other Government-Sponsored Enterprises	997	(1)	99	—	1,096	(1)
Obligations of States and Political Subdivisions	7,144	(32)	3,653	(129)	10,797	(161)
Corporate Securities	3,993	(4)	—	—	3,993	(4)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	19,120	(4,379)	19,120	(4,379)
Total Securities	$431,247	$(3,386)	$456,539	$(15,148)	$887,786	$(18,534)

At December 31, 2017, pooled trust preferred collateralized debt obligations accounted for 24% of unrealized losses due to changes in interest rates and the illiquid market for this type of investment. Fixed income securities issued by U.S. Government-sponsored enterprises comprised 65% of total unrealized losses due to changes in market interest rates. Government agencies and obligations of state and political subdivisions each account for 10% of total unrealized losses as a result of changes in market interest rates. At December 31, 2017, there were 98 debt securities in an unrealized loss position, 30 of which related to residential mortgage-backed securities with an unrealized loss of 12 months or more. There were no equity securities in an unrealized loss position at December 31, 2017.

The following table presents the gross unrealized losses and estimated fair value at December 31, 2016 for both available for sale and held to maturity securities by investment category and time frame for which the securities had been in a continuous unrealized loss position:

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
As of December 31, 2017, our corporate securities had an amortized cost and estimated fair value of $15.9 million and $16.5 million, respectively, and were comprised of debt for large regional banks. At December 31, 2016, these securities had an amortized cost of $5.9 million and estimated fair value of $6.3 million. There was one corporate security in an unrealized loss position as of December 31, 2017 and no corporate securities in a loss position as of December 31, 2016. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trend and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
As of December 31, 2017, the book value of our pooled trust preferred collateralized debt obligations totaled $27.5 million with an estimated fair value of $23.6 million, which includes securities comprised of 206 banks and other financial institutions. All of our pooled securities are mezzanine tranches, two of which have no senior class remaining in the issue. The credit ratings on all of the issues are below investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of December 31, 2017, after taking into account management’s best estimates of future interest deferrals and defaults, two of our securities had no excess subordination in the tranches we own and five of our securities had excess subordination which ranged from 2% to 72% of the current performing collateral.
The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2017:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
PreTSL IV	Mezzanine	$1,817	$1,405	$(412)	Ba1/BB	6	18.05%	72.13%
PreTSL VIII	Mezzanine	2,043	2,228	185	C/C	26	38.52	0.00
PreTSL IX	Mezzanine	2,448	2,052	(396)	B1/C	37	27.83	19.46
PreTSL X	Mezzanine	1,863	2,125	262	Caa1/C	41	27.93	1.62
PreTSL XII	Mezzanine	6,097	5,209	(888)	B3/C	63	23.35	0.00
PreTSL XIV	Mezzanine	13,136	10,453	(2,683)	Ba2/CCC	49	12.95	39.26
MMCap I	Mezzanine	95	174	79	Ca/C	7	69.35	69.99
Total		$27,499	$23,646	$(3,853)

Lack of liquidity in the market for trust preferred collateralized debt obligations, below investment grade credit rating and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.
In the fourth quarter of 2017, an auction call was successfully completed on PreTSL XIII. This resulted in the security being called at par providing a gain of $4.3 million. The book value of PreTSL XIII before redemption was $13.2 million. In October 2016, the Senior note holders of PreTSL VII elected to liquidate all assets of the trust. The sale of the assets occurred in the fourth quarter of 2016 and the redemption was completed in the first quarter of 2017. Our book value before redemption of PreTSL VII was $3.1 million and, at the time of redemption, a gain of $0.6 million was recognized in 2016 and an additional gain of $0.7 million was recorded in the first quarter of 2017.
All of the Company's pooled trust preferred securities are included in the non-exclusive list issued by the regulatory agencies and therefore are not considered covered funds under the Volcker Rule.
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. For the years ended December 31, 2017, 2016 and 2015 there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at December 31, 2017. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.
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

•
Credit Analysis—A quarterly credit evaluation is performed for each of the 206 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default—A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and therefore a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of December 31, 2017, default probabilities for performing collateral ranged from 0.33% to 50%.

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
Our cash flow analysis as of December 31, 2017, indicates that no credit related other-than-temporary impairment has occurred on our pooled trust preferred securities during the year ended December 31, 2017. Based upon the analysis performed by management, it is probable that two of our pooled trust preferred securities are expected to experience contractual principal and interest shortfalls and therefore appropriate other-than-temporary impairment charges were recorded in prior periods. These securities are identified in the previous table with 0% “Excess Subordination as a % of Current Performing Collateral.” For the remaining securities in the table, our analysis as of December 31, 2017 indicates that it is probable that we will collect all contractual principal and interest payments. For four of those securities, PreTSL IX, PreTSL X, PreTSL XIV and MMCap I, other-than-temporary impairment charges were recorded in prior periods; however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL IV. Our cash flow analysis as of December 31, 2017, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in the present value of estimated future principal and interest payments exceeding the securities' current book value. The excess for each bond of the present value of future cash flows over our current book value ranges from 18% to 104% and will be recognized as an adjustment to yield over the remaining life of these securities. The excess subordination recognized as an adjustment to yield is reflected in the following table as increases in cash flows expected to be collected.
The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the years ended December 31:

	2017	2016	2015
	(dollars in thousands)
Balance, beginning (a)	$17,056	$24,851	$26,246
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(890)	(1,124)	(1,177)
Reduction for debt securities called during the period	(3,958)	(6,671)	(218)
Balance, ending	$12,208	$17,056	$24,851

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized either as principal payments or interest income during the period.
For the years ended December 31, 2017, 2016 and 2015, there was no impairment recognized on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment. As part of this evaluation we review the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. There were no equity securities in an unrealized loss position as of December 31, 2017 and 2016.
In the table above, the $4.0 million reduction in cumulative credit losses in 2017 and the $6.7 million reduction in 2016 related to the early redemption of PreTSL XIII and PreTSL VII, respectively.

Other Investments
As a member of the FHLB, First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of December 31, 2017 and 2016, our FHLB stock totaled $29.8 million and $36.5 million, respectively and is included in “Other investments” on the Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2017.

Note 11—Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types as of December 31:

	2017			2016
	Originated Loans	Acquired Loans	Total Loans	Originated Loans	Acquired Loans	Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,122,741	$40,642	$1,163,383	$1,131,148	$8,399	$1,139,547
Real estate construction	242,905	5,963	248,868	217,840	1,781	219,621
Residential real estate	1,206,119	220,251	1,426,370	1,165,851	63,341	1,229,192
Commercial real estate	1,892,185	126,911	2,019,096	1,717,043	25,167	1,742,210
Loans to individuals	543,411	6,248	549,659	546,589	2,188	548,777
Total loans	$5,007,361	$400,015	$5,407,376	$4,778,471	$100,876	$4,879,347
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
The use of creditworthiness categories to grade loans permits management’s use of migration analysis to estimate a portion of credit risk. The Company’s internal creditworthiness grading system provides a measurement of credit risk based primarily on an evaluation of the borrower’s cash flow and collateral. Movements between these rating categories provide a predictive measure of credit losses and therefore assist in determining the appropriate level for the loan loss reserves. Category ratings are reviewed each quarter, at which time management analyzes the results, as well as other external statistics and factors related to loan performance. Loans that migrate towards higher risk rating levels generally have an increased risk of default, whereas loans that migrate toward lower risk ratings generally will result in a lower risk factor being applied to those related loan balances.

The following tables represent our credit risk profile by creditworthiness category for the years ended December 31:

	2017
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated Loans
Pass	$1,061,147	$242,905	$1,194,352	$1,855,253	$543,175	$4,896,832
Non-Pass
OAEM	26,757	—	1,435	13,326	—	41,518
Substandard	30,431	—	10,332	23,606	236	64,605
Doubtful	4,406	—	—	—	—	4,406
Total Non-Pass	61,594	—	11,767	36,932	236	110,529
Total	$1,122,741	$242,905	$1,206,119	$1,892,185	$543,411	$5,007,361

Acquired Loans
Pass	$34,573	$5,963	$217,824	$121,536	$6,231	$386,127
Non-Pass
OAEM	5,567	—	798	3,517	—	9,882
Substandard	502	—	1,629	1,858	17	4,006
Doubtful	—	—	—	—	—	—
Total Non-Pass	6,069	—	2,427	5,375	17	13,888
Total	$40,642	$5,963	$220,251	$126,911	$6,248	$400,015

	2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated Loans
Pass	$1,038,844	$217,565	$1,152,511	$1,691,220	$546,316	$4,646,456
Non-Pass
OAEM	27,387	275	5,923	7,596	—	41,181
Substandard	64,917	—	7,417	18,227	273	90,834
Doubtful	—	—	—	—	—	—
Total Non-Pass	92,304	275	13,340	25,823	273	132,015
Total	$1,131,148	$217,840	$1,165,851	$1,717,043	$546,589	$4,778,471

Acquired Loans
Pass	$7,591	$1,781	$62,919	$24,043	$2,185	$98,519
Non-Pass
OAEM	486	—	—	—	—	486
Substandard	322	—	422	1,124	3	1,871
Doubtful	—	—	—	—	—	—
Total Non-Pass	808	—	422	1,124	3	2,357
Total	$8,399	$1,781	$63,341	$25,167	$2,188	$100,876

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
Total gross charge-offs for the years ended December 31, 2017 and 2016 were $12.5 million and $26.3 million, respectively.
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of December 31, 2017. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of December 31. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	2017
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated Loans
Commercial, financial, agricultural and other	$378	$61	$40	$18,741	$19,220	$1,103,521	$1,122,741
Real estate construction	199	—	—	—	199	242,706	242,905
Residential real estate	4,618	1,025	1,076	6,225	12,944	1,193,175	1,206,119
Commercial real estate	2,198	28	6	3,240	5,472	1,886,713	1,892,185
Loans to individuals	1,899	769	623	236	3,527	539,884	543,411
Total	$9,292	$1,883	$1,745	$28,442	$41,362	$4,965,999	$5,007,361

Acquired Loans
Commercial, financial, agricultural and other	$6	$7	$—	$436	$449	$40,193	$40,642
Real estate construction	—	—	—	—	—	5,963	5,963
Residential real estate	148	9	83	705	945	219,306	220,251
Commercial real estate	—	—	—	1,077	1,077	125,834	126,911
Loans to individuals	36	20	26	17	99	6,149	6,248
Total	$190	$36	$109	$2,235	$2,570	$397,445	$400,015

	2016
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated Loans
Commercial, financial, agricultural and other	$2,380	$171	$75	$17,928	$20,554	$1,110,594	$1,131,148
Real estate construction	183	—	—	—	183	217,657	217,840
Residential real estate	4,133	1,089	995	5,792	12,009	1,153,842	1,165,851
Commercial real estate	265	327	57	3,443	4,092	1,712,951	1,717,043
Loans to individuals	1,640	776	970	273	3,659	542,930	546,589
Total	$8,601	$2,363	$2,097	$27,436	$40,497	$4,737,974	$4,778,471

Acquired Loans
Commercial, financial, agricultural and other	$486	$—	$—	$—	$486	$7,913	$8,399
Real estate construction	—	—	—	—	—	1,781	1,781
Residential real estate	148	39	34	422	643	62,698	63,341
Commercial real estate	—	—	—	162	162	25,005	25,167
Loans to individuals	1	7	—	3	11	2,177	2,188
Total	$635	$46	$34	$587	$1,302	$99,574	$100,876
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
There were no impaired loans held for sale at December 31, 2017 and December 31, 2016. Total gains of $21 thousand were recognized on sales of impaired loans during the year ended December 31, 2017. No gains were recognized on sales of impaired loans during the year ended December 31, 2016.

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of December 31, 2017 and 2016. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired for the years ended December 31, 2017, 2016 and 2015. Average balances are calculated based on month-end balances of the loans for the period reported and are included in the table below based on its period end allowance position.

	2017
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
Originated Loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$5,548	$12,153		$10,282	$394
Real estate construction	—	—		—	—
Residential real estate	10,625	12,470		11,366	355
Commercial real estate	5,155	5,489		6,469	583
Loans to individuals	347	383		353	19
Subtotal	21,675	30,495		28,470	1,351
With an allowance recorded:
Commercial, financial, agricultural and other	16,866	21,094	$3,478	9,391	96
Real estate construction	—	—	—	—	—
Residential real estate	456	478	107	167	—
Commercial real estate	954	954	128	143	4
Loans to individuals	—	—	—	—	—
Subtotal	18,276	22,526	3,713	9,701	100
Total	$39,951	$53,021	$3,713	$38,171	$1,451
Acquired Loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$436	$449		$476	$—
Real estate construction	—	—		25	—
Residential real estate	666	965		535	—
Commercial real estate	940	1,842		2,135	—
Loans to individuals	17	17		6	—
Subtotal	2,059	3,273		3,177	—
With an allowance recorded:
Commercial, financial, agricultural and other	—	—	$—	—	—
Real estate construction	—	—	—	—	—
Residential real estate	93	122	4	74	—
Commercial real estate	137	150	29	155	—
Loans to individuals	—	—	—	—	—
Subtotal	230	272	33	229	—
Total	$2,289	$3,545	$33	$3,406	$—

	2016
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
Originated Loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$9,549	$15,369		$23,146	$576
Real estate construction	—	—		4	44
Residential real estate	10,873	13,004		10,957	312
Commercial real estate	5,765	6,905		6,718	170
Loans to individuals	382	507		409	15
Subtotal	26,569	35,785		41,234	1,117
With an allowance recorded:
Commercial, financial, agricultural and other	13,423	19,226	$2,530	13,885	99
Real estate construction	—	—	—	—	—
Residential real estate	424	475	164	241	4
Commercial real estate	810	810	434	555	25
Loans to individuals	—	—	—	—	—
Subtotal	14,657	20,511	3,128	14,681	128
Total	$41,226	$56,296	$3,128	$55,915	$1,245
Acquired Loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$—	$—		$—	$—
Real estate construction	—	—		—	—
Residential real estate	406	480		406	—
Commercial real estate	162	162		162	—
Loans to individuals	3	3		3	—
Subtotal	571	645		571	—
With an allowance recorded:
Commercial, financial, agricultural and other	—	—	$—	—	—
Real estate construction	—	—	—	—	—
Residential real estate	16	16	16	16	—
Commercial real estate	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Subtotal	16	16	16	16	—
Total	$587	$661	$16	$587	$—

	2015
	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$17,692	$216
Real estate construction	95	—
Residential real estate	10,635	172
Commercial real estate	7,890	90
Loans to individuals	338	4
Subtotal	36,650	482
With an allowance recorded:
Commercial, financial, agricultural and other	7,731	129
Real estate construction	—	—
Residential real estate	403	—
Commercial real estate	674	4
Loans to individuals	—	—
Subtotal	8,808	133
Total	$45,458	$615
Unfunded commitments related to nonperforming loans were $2.4 million and $1.8 million at December 31, 2017 and 2016, respectively. After considering the collateral related to these commitments, a reserve of $178 thousand and $12 thousand was established for these off balance sheet exposures at December 31, 2017 and 2016, respectively.
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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans as of December 31:

	2017	2016	2015
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$11,563	$13,790	$14,139
Nonaccrual status	11,222	11,569	12,360
Total	$22,785	$25,359	$26,499
Commitments
Letters of credit	$60	$—	$—
Unused lines of credit	$54	$358	$3,252
Total	$114	$358	$3,252

The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings during the years ending December 31:

	2017
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	6	$6,768	$1,806	$987	$9,561	$6,946	$566
Residential real estate	20	134	261	573	968	851	1
Commercial real estate	5	179	—	269	448	412	29
Loans to individuals	10	—	28	49	77	65	—
Total	41	$7,081	$2,095	$1,878	$11,054	$8,274	$596

	2016
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	5	$23	$6,318	$3,854	$10,195	$6,210	$317
Residential real estate	39	107	214	2,619	2,940	2,698	124
Commercial real estate	8	1,368	—	25	1,393	1,271	59
Loans to individuals	13	23	82	25	130	96	—
Total	65	$1,521	$6,614	$6,523	$14,658	$10,275	$500

	2015
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	12	$1,751	$3,195	$4,527	$9,473	$8,823	$1,330
Residential real estate	32	—	296	1,414	1,710	1,575	2
Commercial real estate	1	—	—	464	464	389	—
Loans to individuals	16	3	167	35	205	169	—
Total	61	$1,754	$3,658	$6,440	$11,852	$10,956	$1,332
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this footnote. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the years ended December 31, 2017, 2016 and 2015, $0.3 million, $6.6 million and $3.7 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization.

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to restructured loans that were considered to be in default during the year ending December 31:

	2017		2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	—	$—	4	$313	3	$97
Loans to individuals	1	2	—	—	—	—
Total	1	$2	4	$313	3	$97
The following tables provide detail related to the allowance for credit losses for the years ended December 31.

	2017
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated Loans:
Beginning balance	$35,974	$577	$2,492	$6,619	$4,504	$50,166
Charge-offs	(6,176)	—	(1,261)	(340)	(4,220)	(11,997)
Recoveries	3,900	465	304	274	460	5,403
Provision (credit)	(10,280)	307	1,218	10,775	2,660	4,680
Ending balance	23,418	1,349	2,753	17,328	3,404	48,252
Acquired Loans:
Beginning balance	$—	$—	$19	$—	$—	$19
Charge-offs	(458)	—	(26)	—	(28)	(512)
Recoveries	1	5	67	4	55	132
Provision (credit)	468	(5)	(54)	25	(27)	407
Ending balance	11	—	6	29	—	46
Total ending balance	$23,429	$1,349	$2,759	$17,357	$3,404	$48,298
Ending balance: individually evaluated for impairment	$3,478	$—	$111	$157	$—	$3,746
Ending balance: collectively evaluated for impairment	19,951	1,349	2,648	17,200	3,404	44,552
Loans:
Ending balance	1,163,383	248,868	1,426,370	2,019,096	549,659	5,407,376
Ending balance: individually evaluated for impairment	22,450	—	6,698	6,003	—	35,151
Ending balance: collectively evaluated for impairment	1,140,933	248,868	1,419,672	2,013,093	549,659	5,372,225

	2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$31,035	$887	$2,606	$11,924	$4,360	$50,812
Charge-offs	(19,603)	—	(1,189)	(570)	(4,943)	(26,305)
Recoveries	4,164	562	481	1,522	469	7,198
Provision (credit)	20,378	(872)	594	(6,257)	4,618	18,461
Ending balance on originated loans	35,974	577	2,492	6,619	4,504	50,166
Ending balance on acquired loans (1)	—	—	19	—	—	19
Total ending balance	$35,974	$577	$2,511	$6,619	$4,504	$50,185
Ending balance: individually evaluated for impairment	$2,530	$—	$180	$434	$—	$3,144
Ending balance: collectively evaluated for impairment	33,444	577	2,331	6,185	4,504	47,041
Loans:
Ending balance	1,139,547	219,621	1,229,192	1,742,210	548,777	4,879,347
Ending balance: individually evaluated for impairment	22,325	—	5,875	5,468	—	33,668
Ending balance: collectively evaluated for impairment	1,117,222	219,621	1,223,317	1,736,742	548,777	4,845,679
(1) Amount reflects provision expense and ending allowance balance for loans acquired in 2016 as part of the purchase of FirstMerit branches.

	2015
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$29,627	$2,063	$3,664	$11,881	$4,816	$52,051
Charge-offs	(11,429)	(8)	(1,539)	(1,538)	(4,354)	(18,868)
Recoveries	1,097	84	587	229	684	2,681
Provision (credit)	11,740	(1,252)	(106)	1,352	3,214	14,948
Ending balance	$31,035	$887	$2,606	$11,924	$4,360	$50,812
Ending balance: individually evaluated for impairment	$6,952	$—	$51	$42	$—	$7,045
Ending balance: collectively evaluated for impairment	24,083	887	2,555	11,882	4,360	43,767
Loans:
Ending balance	1,150,906	220,736	1,224,465	1,479,000	608,643	4,683,750
Ending balance: individually evaluated for impairment	30,767	—	6,099	7,143	—	44,009
Ending balance: collectively evaluated for impairment	1,120,139	220,736	1,218,366	1,471,857	608,643	4,639,741

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

As of December 31, 2017 and 2016, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 8, “Derivatives,” for a description of interest rate derivatives entered into by First Commonwealth.
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
The following table identifies the notional amount of those instruments at December 31:

	2017	2016
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,840,180	$1,733,820
Financial standby letters of credit	17,946	18,108
Performance standby letters of credit	20,472	26,630
Commercial letters of credit	1,149	1,301
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
The notional amounts outstanding at December 31, 2017 include amounts issued in 2017 of $1.5 million in financial standby letters of credit and $5.1 million in performance standby letters of credit. There were $0.3 million commercial letters of credit issued during 2017. A liability of $0.2 million has been recorded as of both December 31, 2017 and 2016, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $5.2 million and $4.1 million as of December 31, 2017 and 2016, respectively. This liability is reflected in “Other liabilities” in the Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.

Note 13—Premises and Equipment
Premises and equipment are described as follows:

	Estimated Useful Life	2017	2016
	(dollars in thousands)
Land	Indefinite	$15,389	$13,679
Buildings and improvements	10-50 years	88,386	80,364
Leasehold improvements	5-40 years	17,812	15,871
Furniture and equipment	3-7 years	64,609	61,324
Software	3-7 years	37,434	36,077
Subtotal		223,630	207,315
Less accumulated depreciation and amortization		142,291	139,781
Total premises and equipment		$81,339	$67,534
Depreciation related to premises and equipment included in noninterest expense for the years ended December 31, 2017, 2016 and 2015 amounted to $9.0 million, $7.5 million and $7.2 million, respectively.
First Commonwealth leases various premises and assorted equipment under non-cancellable agreements. Total future minimal rental commitments at December 31, 2017, were as follows:

	Premises	Equipment
	(dollars in thousands)
2018	$4,459	$136
2019	4,106	78
2020	3,348	15
2021	2,929	5
2022	2,646	—
Thereafter	12,851	—
Total	$30,339	$234
Included in the lease commitments above is $141 thousand in lease payments to be paid under a sale-leaseback arrangement. The sale-leaseback transaction occurred in 2005 and resulted in a gain of $297 thousand on the sale of a branch that is being recognized over the 15 year lease term through 2020.
Increases in utilities and taxes that may be passed on to the lessee under the terms of various lease agreements are not reflected in the above table. However, certain lease agreements provide for increases in rental payments based upon historical increases in the consumer price index or the lessor’s cost of operating the facility, and are included in the minimum lease commitments. Additionally, the table above includes rent expense that is recognized for rent holidays and during construction periods. Total lease expense amounted to $2.7 million, $3.7 million and $2.9 million in 2017, 2016 and 2015, respectively.

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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of December 31, 2017 and 2016 was $255.4 million and $186.5 million, respectively. The $68.9 million increase in goodwill during the year ended December 31, 2017 is a result of $70.6 million recognized as a result of the acquisition of DCB Financial in 2017 offset by a $1.6 million decrease related to adjustments to the fair value of assets acquired as part of the branch acquisition in 2016. No impairment charges on goodwill or other intangible assets were incurred in 2017, 2016 or 2015.

We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
An assessment of qualitative factors was completed as of November 30, 2017 and December 31, 2017 and indicated that it is more likely than not that the fair value of First Commonwealth's goodwill exceeds its carrying amount; therefore, the two step goodwill impairment test was not considered necessary. The assessment of qualitative factors considered historical and projected financial performance, macroeconomic factors such as the Company's access to capital, the general business climate and changes in the banking industry as well as market considerations such as geographic expansion, new product offerings and the regulatory environment.
As of December 31, 2017, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
FASB ASC Topic 350, “Intangibles—Other,” also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2017
Customer deposit intangibles	$19,471	$(6,071)	$13,400
Customer list intangible	$2,283	$(751)	$1,532
Total other intangible assets	$21,754	$(6,822)	$14,932

December 31, 2016
Customer deposit intangibles	$30,471	$(18,998)	$11,473
Customer list intangible	$984	$(444)	$540
Total other intangible assets	$31,455	$(19,442)	$12,013
Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. The core deposits have a remaining amortization period of 9.3 years and a weighted average amortization period of approximately 8.9 years. The customer list intangible represents the estimated value of the customer base for an insurance agency acquired in 2014 and the wealth management business acquired as part of the DCB acquisition in 2017. These amounts are amortized over their expected lives using expected cash flows based on retention of the customer base. The customer list intangible has a remaining amortization period of 11.7 years and a weighted average amortization period of 9.9 years. In the table above, the change in the gross customer deposit intangible and customer list intangibles from December 31, 2016 to December 31, 2017 is due to the acquisition of DCB Financial resulting in $4.7 million of core deposit intangibles and $1.3 million of customer list intangibles. In addition, $15.7 million of customer deposit intangibles resulting from an acquisition in 2006 were completely amortized in 2016. In addition to customer deposit intangibles and customer list intangibles, First Commonwealth has $75 thousand in mortgage servicing rights related to the sale of 1-4 family residential mortgages for which we retain servicing. First Commonwealth recognized amortization expense on other intangible assets of $3.1 million, $0.5 million, and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following presents the estimated amortization expense of core deposit and customer list intangibles:

	Core Deposit Intangibles	Customer List Intangible	Total
	(dollars in thousands)
2018	$2,714	$318	$3,032
2019	2,414	271	2,685
2020	2,062	230	2,292
2021	1,768	193	1,961
2022	1,473	159	1,632
Thereafter	2,969	361	3,330
Total	$13,400	$1,532	$14,932

Note 15—Interest-Bearing Deposits
Components of interest-bearing deposits at December 31 were as follows:

	2017	2016
	(dollars in thousands)
Interest-bearing demand deposits	$187,281	$114,043
Savings deposits	3,361,840	2,972,747
Time deposits	614,813	591,832
Total interest-bearing deposits	$4,163,934	$3,678,622
Interest-bearing deposits at December 31, 2017 and 2016, include allocations from interest-bearing demand deposit accounts of $919.1 million and $779.2 million, respectively, into savings, which includes money market accounts. These reallocations are based on a formula and have been made to reduce First Commonwealth’s reserve requirement in compliance with regulatory guidelines.
Included in time deposits at December 31, 2017 and 2016, were certificates of deposit in denominations of $100 thousand or more of $210.4 million and $145.4 million, respectively.
Interest expense related to certificates of deposit in denominations of $100 thousand or greater amounted to $1.5 million in 2017, $1.2 million in 2016 and $1.8 million in 2015.
Included in time deposits at December 31, 2017, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2018	$376,181
2019	144,091
2020	43,463
2021	35,530
2022 and thereafter	15,548
Total	$614,813

Note 16—Short-term Borrowings
Short-term borrowings at December 31 were as follows:

	2017			2016			2015
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
	(dollars in thousands)
Federal funds purchased	$—	$6,225	1.24%	$—	$6,887	0.60%	$4,000	$14,832	0.36%
Borrowings from FHLB	567,500	710,932	1.18	748,000	1,265,932	0.61	1,400,000	1,117,522	0.42
Securities sold under agreements to repurchase	139,966	150,234	0.24	119,943	114,918	0.23	106,825	120,177	0.23
Total	$707,466	$867,391	1.01	$867,943	$1,387,737	0.58	$1,510,825	$1,252,531	0.40
Maximum total at any month-end	$967,259			$1,530,678			$1,510,825
Weighted average rate at year-end			1.27%			0.63%			0.53%
Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2017	2016	2015
	(dollars in thousands)
Federal funds purchased	$77	$41	$54
Borrowings from FHLB	8,360	7,765	4,684
Securities sold under agreements to repurchase	362	270	280
Total interest on short-term borrowings	$8,799	$8,076	$5,018

Note 17—Subordinated Debentures
Subordinated Debentures outstanding at December 31 are as follows:

		2017		2016
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Capital Trust II	2034	$30,929	LIBOR + 2.85	$30,929	LIBOR + 2.85
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85	41,238	LIBOR + 2.85
Total		$72,167		$72,167
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

Note 18—Other Long-term Debt
Other long-term debt at December 31 follows:

	2017		2016
	Amount	Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate
	(dollars in thousands)
Borrowings from FHLB due:
2017			$586	3.83%
2018	$607	3.83%	609	3.83
2019	631	3.83	633	3.84
2020	656	3.84	658	3.84
2021	681	3.84	684	3.84
2022	708	3.85
Thereafter	4,878	3.80	5,579	3.81
Total	$8,161		$8,749
The weighted average contractual rate reflects the rate due to creditors. There are no purchase accounting adjustments related to long-term debt in 2017 or 2016. Therefore, the weighted average effective rate of long-term debt is equal to the weighted average contractual rate of long-term debt.
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
Other Investments are comprised of FHLB stock whose estimated fair value is based on its par value. Additional information on FHLB stock is provided in Note 10, “Impairment of Investment Securities.”
Loans held for sale include residential mortgage loans originated for sale in the secondary mortgage market. The estimated fair value for these loans was determined on the basis of rates obtained in the respective secondary market. This category also includes the Small Business Administration guaranteed portion of small business loans. The estimated fair value of these loans is based on the contract with the third party investor.
Interest rate derivatives are reported at estimated fair value utilizing Level 2 inputs and are included in Other assets and Other liabilities in the Consolidated Statements of Financial Condition. These consist of interest rate swaps where there is no significant deterioration in the counterparties' (loan customers') credit risk since origination of the interest rate swap as well as interest rate caps and risk participation agreements. First Commonwealth values its interest rate swap and cap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to one year, Eurodollar futures contracts and swap rates from one year to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 8, “Derivatives.”
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2017 and 2016, we have not realized any losses due to a counterparty's inability to pay any net uncollateralized position.
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

Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies in the United States. There has been little or no active trading in these securities since 2009; therefore, it was more appropriate to determine estimated fair value using a discounted cash flow analysis. Detail on the process for determining the appropriate cash flows for this analysis is provided in Note 10 “Impairment of Investment Securities.” The

discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the pooled trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)

Pooled Trust Preferred Securities	$23,646		Discounted Cash Flow	Probability of default	0.00% - 100% (8.98%)
				Prepayment rates	0.00% - 72.02% (4.46%)
				Discount rates	5.00% - 11.50% (a)
Equities	1,670		Par Value	N/A	N/A
Impaired Loans	1,336	(b)	Gas Reserve study	Discount rate	10.00%
				Gas per MMBTU	$2.87 - $3.61 (c)
				Oil per BBL/d	$56.05 - $57.65 (c)
	6,820	(b)	Discounted Cash Flow	Discount Rate	1.90% - 4.68%
Limited Partnership Investments	2,143		Par Value	N/A	N/A

(a)	incorporates spread over the risk free rate related primarily to credit quality and illiquidity of securities.

(b)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(c)	unobservable inputs are defined as follows: MMBTU—one million British thermal units; BBL/d—barrels per day.
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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at December 31:

	2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$11,338	$—	$11,338
Mortgage-Backed Securities—Commercial	—	24,149	—	24,149
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	625,555	—	625,555
Mortgage-Backed Securities—Commercial	—	—	—	—
Other Government-Sponsored Enterprises	—	1,097	—	1,097
Obligations of States and Political Subdivisions	—	27,410	—	27,410
Corporate Securities	—	16,493	—	16,493
Pooled Trust Preferred Collateralized Debt Obligations	—	—	23,646	23,646
Total Debt Securities	—	706,042	23,646	729,688
Equities	—	—	1,670	1,670
Total Securities Available for Sale	—	706,042	25,316	731,358
Other Investments	—	29,837	—	29,837
Loans Held for Sale	—	14,850	—	14,850
Other Assets (a)	—	1,778	2,143	3,921
Total Assets	$—	$752,507	$27,459	$779,966
Other Liabilities (a)	$—	$3,079	$—	$3,079
Total Liabilities	$—	$3,079	$—	$3,079

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

	2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$16,617	$—	$16,617
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	676,853	—	676,853
Mortgage-Backed Securities—Commercial	—	1	—	1
Other Government-Sponsored Enterprises	—	16,631	—	16,631
Obligations of States and Political Subdivisions	—	27,229	—	27,229
Corporate Securities	—	6,319	—	6,319
Pooled Trust Preferred Collateralized Debt Obligations	—	—	33,292	33,292
Total Debt Securities	—	743,650	33,292	776,942
Equities	—	—	1,670	1,670
Total Securities Available for Sale	—	743,650	34,962	778,612
Other Investments	—	36,498	—	36,498
Loans Held for Sale	—	7,052	—	7,052
Other Assets (a)	—	6,089	930	7,019
Total Assets	$—	$793,289	$35,892	$829,181
Other Liabilities (a)	$—	$5,972	$—	$5,972
Total Liabilities	$—	$5,972	$—	$5,972

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2017:

	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of year	$33,292	$1,670	$930	$35,892
Total gains or losses
Included in earnings	4,329	—	—	4,329
Included in other comprehensive income	3,725	—	—	3,725
Purchases, issuances, sales, and settlements
Purchases	—	—	1,213	1,213
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(17,700)	—	—	(17,700)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of year	$23,646	$1,670	$2,143	$27,459
There are no gains or losses included in earnings for the period that are attributable to the change in realized gains (losses) relating to assets held at December 31, 2017.
During the year ended December 31, 2017, there were no transfers between fair value Levels 1, 2 or 3.
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

The tables below present the balances of assets measured at fair value on a nonrecurring basis at December 31 and total gains and losses realized on these assets during the year ended December 31:

	2017
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Impaired loans	$—	$23,249	$15,245	$38,494	$(1,548)
Other real estate owned	—	3,264	—	3,264	(1,099)
Total Assets	$—	$26,513	$15,245	$41,758	$(2,647)

	2016
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Impaired loans	$—	$18,679	$19,990	$38,669	$(9,032)
Other real estate owned	—	7,566	—	7,566	(703)
Total Assets	$—	$26,245	$19,990	$46,235	$(9,735)
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
The fair value for other real estate owned, determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a current carrying value of $2.8 million as of December 31, 2017 and consisted primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated costs to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to this measurement is provided in Note 14 “Goodwill and Other Amortizing Intangible Assets.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during 2017.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees,” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.2 million at both December 31, 2017 and 2016, respectively. See Note 12, “Commitments and Letters of Credit,” for additional information.
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

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31:

	2017
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$98,624	$98,624	$98,624	$—	$—
Interest-bearing deposits	8,668	8,668	8,668	—	—
Securities available for sale	731,358	731,358	—	706,042	25,316
Securities held to maturity	422,096	418,249	—	418,249	—
Other investments	29,837	29,837	—	29,837	—
Loans held for sale	14,850	14,850	—	14,850	—
Loans	5,407,376	5,443,434	—	23,249	5,420,185
Financial liabilities
Deposits	5,580,705	5,580,812	—	5,580,812	—
Short-term borrowings	707,466	707,263	—	707,263	—
Long-term debt	8,161	8,548	—	8,548	—
Subordinated debt	72,167	65,785	—	—	65,785
Capital lease obligation	7,590	7,590	—	7,590	—

	2016
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$91,033	$91,033	$91,033	$—	$—
Interest-bearing deposits	24,644	24,644	24,644	—	—
Securities available for sale	778,612	778,612	—	743,650	34,962
Securities held to maturity	372,513	368,618	—	368,618	—
Other investments	36,498	36,498	—	36,498	—
Loans held for sale	7,052	7,052	—	7,052	—
Loans	4,879,347	4,878,254	—	18,679	4,859,575
Financial liabilities
Deposits	4,947,408	4,949,714	—	4,949,714	—
Short-term borrowings	867,943	867,667	—	867,667	—
Long-term debt	8,749	9,169	—	9,169	—
Subordinated debt	72,167	65,656	—	—	65,656

Note 20—Income Taxes
The income tax provision for the years ended December 31 is as follows:

	2017	2016	2015
	(dollars in thousands)
Current tax provision
Federal	$29,071	$19,879	$8,610
State	274	154	68
Total current tax provision	29,345	20,033	8,678
Deferred tax provision (benefit):
Federal	19,237	5,846	12,158
State	(21)	(240)	—
Total deferred tax provision	19,216	5,606	12,158
Total tax provision	$48,561	$25,639	$20,836
The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2017		2016		2015
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(dollars in thousands)
Tax at statutory rate	$36,304	35%	$29,830	35%	$24,843	35%
Increase (decrease) resulting from:
State income tax, net of federal benefit	164	—	(56)	—	44	—
Income from bank owned life insurance	(1,995)	(2)	(1,883)	(2)	(1,894)	(3)
Tax-exempt interest income, net	(2,709)	(3)	(2,434)	(3)	(2,232)	(3)
Tax credits	(11)	—	—	—	(61)	—
Enactment of federal tax reform	16,709	17	—	—	—	—
Other	99	—	182	—	136	—
Total tax provision	$48,561	47%	$25,639	30%	$20,836	29%

The total tax provision for financial reporting differs from the amount computed by applying the statutory federal income tax rate to income before taxes. First Commonwealth ordinarily generates an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance, and tax benefits associated with low-income housing tax credits. The consistent level of tax benefits that reduce First Commonwealth’s tax rate below the 35% statutory rate produced an annual effective tax rate of 30% and 29% for the years ended December 31, 2016 and 2015, respectively. The annual effective tax rate is 47% for the year ended December 31, 2017, which is greater than the 35% statutory rate due to the enactment of federal tax reform.
On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduces the corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result we are required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional income tax expense of $16.7 million.
Also on December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Act in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allows for a measurement period not to extend beyond one year from the Act’s enactment date to complete the necessary accounting.
We recorded provisional amounts of deferred income taxes using reasonable estimates in three areas where information necessary to complete the accounting was not available, prepared, or analyzed: 1) Our deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets principally due to the accelerated depreciation under the Act which allows for full expensing of qualified property purchased and placed in service after September 27, 2017. 2) Our deferred tax asset for temporary differences associated with accrued compensation will be finalized with payments made on or before March 15, 2018 and deducted on the 2017 income tax returns. 3) Our deferred tax assets and liabilities acquired from DCB Financial are awaiting completion of the final short period tax return from outside preparers, which is necessary to confirm the final acquired temporary differences.
In a fourth area, we made no adjustments to deferred tax assets representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code 162(m) which, generally, limits the annual deduction for certain compensation paid to employees to $1 million. There is uncertainty in applying the newly-enacted rules to existing contracts, and we are seeking further clarifications before completing our analysis.
The tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that represent significant portions of the deferred tax assets and liabilities at December 31 are presented below:

	2017	2016
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$10,223	$17,616
Postretirement benefits other than pensions	345	611
Alternative minimum tax credit carryforward	201	—
Unrealized loss on securities available for sale	2,091	3,905
Net operating loss carryforward	6,145	—
Writedown of other real estate owned	878	1,266
Deferred compensation	1,514	1,966
Accrued interest on nonaccrual loans	1,017	1,701
Accrued incentives	1,277	2,627
Unfunded loan commitments & other reserves	1,098	1,452
Deferred rent	801	1,285
Other	1,224	1,966
Total deferred tax assets	26,814	34,395
Deferred tax liabilities:
Income from unconsolidated subsidiary	(380)	(623)
Depreciation of assets	(587)	(28)
Other	(338)	(429)
Total deferred tax liabilities	(1,305)	(1,080)
Net deferred tax asset	$25,509	$33,315

The Company has approximately $29.0 million of federal net operating losses and $0.2 million of AMT carryforwards which are subject to an annual limitation under IRC Section 382. The net operating losses expire in 2030 and the Company expects to utilize the losses prior to expiration.
Management assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on our evaluation, as of December 31, 2017, management has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and future taxable income.
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”, the Company has no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2017. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company records interest and penalties on unrecognized tax benefits as a component of noninterest expense.
First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) as well as all states in which we conduct business. During 2015, the IRS completed an examination of our 2013 federal tax return. The examination was closed with no adjustments. Generally, tax years prior to the year ended December 31, 2014 are no longer open to examination by federal and state taxing authorities.

Note 21—Retirement Plans
First Commonwealth has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Effective January 1, 2013, a participating employee can receive a maximum matching contribution of 6% of their compensation. In addition, each participating employee may contribute up to 80% of their eligible compensation to the plan. The 401(k) plan expense was $2.8 million in 2017, $2.5 million in 2016, and $2.7 million in 2015.
First Commonwealth maintains a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to provide deferred compensation for those employees whose total annual or annualized Plan compensation for a calendar year is at least $110,000. The NQDC Plan provides participants whose maximum retirement contribution is limited by IRS rules to defer additional compensation.
Participants in the NQDC Plan are eligible to defer (on a pre-tax basis) from 1% to 25% of their eligible Plan compensation. There was no NQDC Plan expense in 2017, 2016 and 2015.
Select employees from former acquisitions were covered by postretirement benefit plans which provide medical and life insurance coverage. The measurement date for these plans was December 31.
Postretirement Benefits Other than Pensions from Prior Acquisitions
Net periodic benefit cost of these plans for the years ended December 31, was as follows:

	2017	2016	2015
	(dollars in thousands)
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	49	67	62
Amortization of transition obligation	—	—	—
Gain amortization	(21)	(7)	(4)
Net periodic benefit cost	$28	$60	$58

The following table sets forth the change in the benefit obligation and plan assets as of December 31:

	2017	2016
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,394	$1,815
Service cost	—	—
Interest cost	49	67
Amendments	—	—
Actuarial gain	(116)	(337)
Net benefits paid	(133)	(151)
Benefit obligation at end of year	1,194	1,394
Change in Plan Assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	133	151
Net benefits paid	(133)	(151)
Fair value of plan assets at end of year	—	—
Funded Status at End of Year	1,194	1,394
Unrecognized transition obligation	—	—
Unrecognized net gain	440	345
Amounts recognized in retained earnings	$1,634	$1,739
As of December 31, the funded status of the plan is:

	2017	2016
	(dollars in thousands)
Amounts Recognized in the Statement of Financial Condition as Other liabilities	$1,194	$1,394
The following table sets forth the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs as of December 31:

	2017	2016	2015
	(dollars in thousands)
Amounts recognized in accumulated other comprehensive income, net of tax:
Net (gain) loss	$(347)	$(225)	$(10)
Transition obligation	—	—	—
Total	$(347)	$(225)	$(10)
Weighted-average assumptions used to determine the benefit obligation as of December 31 are as follows:

	2017	2016	2015
Weighted-average Assumptions
Discount rate	3.37%	3.74%	3.88%
Health care cost trend: Initial	6.00%	6.00%	6.25%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2023	2022	2022

Weighted-average assumptions used to determine the net benefit costs as of December 31 are as follows:

	2017	2016	2015
Weighted Average Assumptions for Net Periodic Cost
Discount rate	3.74%	3.88%	3.61%
Health care cost trend: Initial	6.00%	6.25%	6.50%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2022	2022	2022
Corridor	10.00%	10.00%	10.00%
Recognition period for gains and losses	11.0	11.0	11.0
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
The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(dollars in thousands)
Effect on postretirement benefit obligation	$29	$(27)
Effect on total of service and interest cost components	2	(2)
As of December 31, 2017, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payments
(dollars in thousands)
2018	$152
2019	128
2020	122
2021	115
2022	107
2023 - 2027	422
The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2018 are as follows (dollars in thousands):

Postretirement Benefits
(dollars in thousands)
Net gain	$(35)
Transition obligation	—
Total	$(35)

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

The shares can be issued as options, stock appreciation rights, performance share or unit awards, dividend or dividend equivalent rights, stock awards, restricted stock awards, or other annual incentive awards. Up to 5,000,000 shares of stock can be awarded under this plan, of which 3,365,572 shares were still eligible for awards as of December 31, 2017.
Restricted Stock
The following provides detail on the restricted stock awards which were issued and outstanding in 2017, 2016 and 2015 in order to retain and attract key employees. The grant date fair value of the restricted stock awards is equal to the price of First Commonwealth’s common stock on grant date.

Grant Date	Shares issued	Grant Price	Vesting Date	Number of Equal Vesting Periods

March 24, 2017	5,000	$12.99	March 24, 2020	1
March 24, 2017	7,000	12.99	August 31, 2017	1
March 24, 2017	7,000	12.99	March 24, 2020	1
March 24, 2017	7,000	12.99	August 31, 2017	1
December 19, 2016	15,000	13.96	December 19, 2019	3
September 30, 2016	10,000	10.09	September 30, 2019	1
September 19, 2016	33,000	10.02	September 19, 2019	3
June 7, 2016	10,000	9.34	June 7, 2019	1
March 1, 2016	10,000	8.84	March 1, 2019	1
March 1, 2016	5,000	8.84	March 1, 2019	1
March 1, 2016	20,000	8.84	August 31, 2017	1
February 18, 2016	18,348	8.43	December 31, 2016	1
June 26, 2015	1,000	9.84	June 26, 2018	1
February 20, 2015	10,000	8.45	August 31, 2017	1
February 20, 2015	34,200	8.45	December 31, 2015	1
February 5, 2015	50,000	8.55	February 5, 2018	1
January 29, 2015	20,170	7.93	December 31, 2015	1
January 15, 2015	20,000	8.38	January 15, 2017	1
November 17, 2014	3,500	9.26	November 17, 2017	1
April 8, 2014	27,500	8.89	April 8, 2017	3
March 24, 2014	46,000	9.18	March 24, 2017	1
March 4, 2014	5,000	8.75	March 4, 2017	1
January 1, 2014	12,626	8.82	December 31, 2014	1
August 16, 2013	3,000	7.57	August 16, 2016	1
May 31, 2013	45,000	7.21	May 31, 2016	3
March 1, 2013	10,000	7.35	March 1, 2016	1
February 24, 2012	34,000	5.96	December 31, 2014	1
February 24, 2012	90,000	5.96	February 24, 2015	1
January 1, 2012	100,000	5.26	January 1, 2016	4
November 21, 2011	10,000	4.41	November 21, 2014	1
April 1, 2011	25,000	6.82	April 1, 2016	1
Compensation expense related to restricted stock was $3.8 million, $3.2 million and $1.4 million in 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $3.0 million of unrecognized compensation cost related to unvested restricted stock awards granted.

A summary of the status of First Commonwealth’s unvested service-based restricted stock awards as of December 31 and changes for the years ended on those dates is presented below:

	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of the year	247,668	$9.34	231,834	$8.01	265,000	$7.08
Granted	26,000	12.99	121,348	9.88	135,370	8.41
Vested	(151,668)	9.49	(105,514)	7.04	(168,536)	6.87
Forfeited	(5,000)	8.55	—	—	—	—
Outstanding, end of the year	117,000	9.99	247,668	9.34	231,834	8.01
The following provides detail on restricted stock awards estimated to be granted on a performance award basis during 2017, 2016 and 2015. These plans were previously approved by the Board of Directors.

Grant Date	Target Share Award	Performance Period (years)	Award if threshold met	Award if targets are met	Award if superior met	Award if threshold not achieved	Vesting After Performance Period (years)	Final vesting
February 24, 2012	68,000	3	40%	100%	200%	—%	1	December 31, 2015
January 28, 2013	128,611	3	40%	100%	200%	—%	1	December 31, 2016
January 27, 2014	125,000	3	40%	100%	200%	—%	0	December 31, 2016
January 26, 2015	125,000	3	40%	100%	200%	—%	0	December 31, 2017
December 30, 2015	60,000	5					0	December 31, 2020
February 18, 2016	160,650	3	40%	100%	200%	—%	0	December 31, 2018
February 23, 2017	93,500	3	40%	100%	200%	—%	0	December 31, 2019
The following table summarizes the estimated unvested target share awards for the Plans as of December 31:

	2017	2016	2015
Outstanding, beginning of the year	426,596	320,705	284,000
Granted	276,442	176,936	185,000
Issued	(171,637)	(18,348)	(34,200)
Forfeited	(6,356)	(52,697)	(114,095)
Outstanding, end of the year	525,045	426,596	320,705
The unvested target awards for the Plans have an estimated fair value of $14.32 per share for the January 26, 2015 and February 18, 2016 grants based on the closing price of Company stock as of December 31, 2017. The December 30, 2015 grant has a fair value of $9.18 based the closing stock price when the shares were granted. Based on a Monte Carlo simulation, the February 23, 2017 grant has a fair value of $13.29 per share for 75% of the grant and$15.09 per share for 25% of the grant.

Note 23—Contingent Liabilities
Legal proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2017, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $7 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
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

Note 24—Related Party Transactions
Some of First Commonwealth’s directors, executive officers, principal shareholders and their related interests had transactions with the subsidiary bank in the ordinary course of business. All deposit and loan transactions were made on substantially the same terms, such as collateral and interest rates, as those prevailing at the time for comparable transactions. In the opinion of management, these transactions do not involve more than the normal risk of collectability nor do they present other unfavorable features. It is anticipated that similar transactions will be entered into in the future.
The following is an analysis of loans to related parties (dollars in thousands):

December 31, 2016	$1,164
Advances	740
Repayments	(1,127)
Other	4,871
December 31, 2017	$5,648

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

As of December 31, 2017 and 2016, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well-capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2017
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$745,473	12.34%	$558,728	9.25%	$634,232	10.50%	$604,030	10.00%
First Commonwealth Bank	712,341	11.83	556,872	9.25	632,124	10.50	602,023	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$691,993	11.46%	$437,922	7.25%	$513,426	8.50%	$483,224	8.00%
First Commonwealth Bank	658,861	10.94	436,467	7.25	511,720	8.50	481,619	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$691,993	9.74%	$284,100	4.00%	$284,100	4.00%	$355,125	5.00%
First Commonwealth Bank	658,861	9.30	283,344	4.00	283,344	4.00	354,180	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$623,252	10.32%	$347,317	5.75%	$422,821	7.00%	$392,620	6.50%
First Commonwealth Bank	658,861	10.94	346,163	5.75	421,416	7.00	391,315	6.50

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2016
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$687,554	12.28%	$483,034	8.63%	$588,042	10.50%	$560,040	10.00%
First Commonwealth Bank	617,076	11.06	481,248	8.63	585,867	10.50	557,969	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$633,262	11.31%	$371,026	6.63%	$476,034	8.50%	$448,032	8.00%
First Commonwealth Bank	562,784	10.09	369,654	6.63	474,273	8.50	446,375	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$633,262	9.83%	$257,776	4.00%	$257,776	4.00%	$322,220	5.00%
First Commonwealth Bank	562,784	8.79	256,214	4.00	256,214	4.00	320,268	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$563,262	10.06%	$287,020	5.13%	$392,028	7.00%	$364,026	6.50%
First Commonwealth Bank	562,784	10.09	285,959	5.13	390,578	7.00	362,680	6.50

Note 26—Capital
In 2012, First Commonwealth announced a $50.0 million common stock repurchase program. Additional share repurchase programs were authorized for up to $25.0 million in shares of the Company’s common stock for each year from 2013 to 2016. The repurchase program was suspended in July 2016 as a result of the acquisition of thirteen branches in northern Ohio which management believes represents a better use of capital for shareholder. Repurchases under all programs resulted in a total of 16,665,735 shares repurchased at an average price of $7.55 per share.

Note 27—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition	December 31,
	2017	2016
	(dollars in thousands)
Assets
Cash	$16,432	$30,387
Loans	17	19
Investment in subsidiaries	927,765	770,214
Investment in unconsolidated subsidiary trusts	2,186	2,185
Investment in jointly-owned company	9,191	9,042
Premises and equipment, net	3,715	3,793
Receivable from subsidiaries	—	33
Dividends receivable from subsidiaries	—	4,662
Other assets	4,996	2,453
Total assets	$964,302	$822,788
Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$4,008	$692
Subordinated debentures payable	72,167	72,167
Shareholders’ equity	888,127	749,929
Total liabilities and shareholders’ equity	$964,302	$822,788

Statements of Income	For the years ended December 31,
	2017	2016	2015
	(dollars in thousands)
Interest and dividends	$1	$1	$1
Dividends from subsidiaries	52,586	55,510	49,917
Interest expense	(3,000)	(2,635)	(2,357)
Other income	17	83	232
Operating expense	(4,767)	(4,700)	(4,989)
Income (loss) before taxes and equity in undistributed (loss) earnings of subsidiaries	44,837	48,259	42,804
Applicable income tax benefits	2,557	2,515	2,528
Income before equity in undistributed (loss) earnings of subsidiaries	47,394	50,774	45,332
Equity in undistributed earnings (loss) of subsidiaries	7,771	8,816	4,811
Net income	$55,165	$59,590	$50,143

	For the years ended December 31,
Statements of Cash Flow	2017	2016	2015
	(dollars in thousands)
Operating Activities
Net income	$55,165	$59,590	$50,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322	355	493
Net (gains) losses on sales of assets	(3)	—	240
(Increase) decrease in prepaid income taxes	(550)	7,380	(6,993)
Undistributed equity in subsidiaries	(7,771)	(8,816)	(4,811)
Other net	8,767	7,759	10,753
Net cash provided by operating activities	55,930	66,268	49,825
Investing Activities
Net change in loans	2	3	2
Purchases of premises and equipment	(207)	—	54
Proceeds from sale of other assets	3	(332)	—
Proceeds from dissolution of subsidiary	0	27,017	—
Acquisition of affiliate, net of cash received	(250)	—	—
Investment in subsidiaries	(37,690)	(47,017)	—
Net cash (used in) provided by investing activities	(38,142)	(20,329)	56
Financing Activities
Dividends paid	(30,513)	(24,907)	(25,089)
Proceeds from reissuance of treasury stock	228	216	192
Purchase of treasury stock	(1,458)	(864)	(25,383)
Net cash used in financing activities	(31,743)	(25,555)	(50,280)
Net (decrease) increase in cash	(13,955)	20,384	(399)
Cash at beginning of year	30,387	10,003	10,402
Cash at end of year	$16,432	$30,387	$10,003
Cash dividends declared per common share were $0.32 for 2017 and $0.28 in 2016 and 2015.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of December 31, 2017, there are no amounts outstanding on this line and we are in compliance with all debt covenants related to the line of credit.

Note 28—Subsequent Event

On January 10, 2018, the Company announced the acquisition of Garfield Acquisition Corp., the parent company of Cincinnati, Ohio based Foundation Bank, in a cash and stock transaction valued at approximately $58 million. The acquisition of Foundation Bank includes approximately $215 million in assets, $182 million in loans, $148 million in deposits and five full-service banking offices. This transaction is subject to regulatory approval.

Quarterly Summary of Financial Data—Unaudited
The unaudited quarterly results of operations for the years ended December 31 are as follows:

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$65,840	$65,411	$63,120	$56,179
Interest expense	6,270	5,848	5,303	4,349
Net interest income	59,570	59,563	57,817	51,830
Provision for credit losses	2,253	1,214	(1,609)	3,229
Net interest income after provision for credit losses	57,317	58,349	59,426	48,601
Net securities gains (losses)	4,345	92	(49)	652
Other noninterest income	20,360	19,698	18,953	16,280
Other expenses	51,909	47,361	58,263	42,765
Income before income taxes	30,113	30,778	20,067	22,768
Income tax provision	26,132	9,495	6,054	6,880
Net Income	$3,981	$21,283	$14,013	$15,888
Basic Earnings Per Share	$0.04	$0.22	$0.14	$0.18
Diluted Earnings Per Share	0.04	0.22	0.14	0.18
Average shares outstanding	97,363,471	97,402,816	97,183,599	88,929,892
Average shares outstanding assuming dilution	97,507,465	97,457,470	97,232,288	88,987,671

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$55,932	$54,479	$53,850	$53,353
Interest expense	4,413	4,861	4,759	4,546
Net interest income	51,519	49,618	49,091	48,807
Provision for credit losses	(1,826)	3,408	10,372	6,526
Net interest income after provision for credit losses	53,345	46,210	38,719	42,281
Net securities gains	589	—	28	—
Other noninterest income	17,743	16,994	15,530	13,715
Other expenses	45,675	38,696	37,410	38,144
Income before income taxes	26,002	24,508	16,867	17,852
Income tax provision	8,088	7,312	4,860	5,379
Net Income	$17,914	$17,196	$12,007	$12,473
Basic Earnings Per Share	$0.20	$0.19	$0.14	$0.14
Diluted Earnings Per Share	0.20	0.19	0.14	0.14
Average shares outstanding	88,879,658	88,854,448	88,831,758	88,840,088
Average shares outstanding assuming dilution	88,887,387	88,858,204	88,838,614	88,845,201

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
Based on First Commonwealth’s evaluation based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that internal control over financial reporting was effective as of December 31, 2017. The effectiveness of First Commonwealth’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
First Commonwealth Financial Corporation
Indiana, Pennsylvania
March 1, 2018

/S/ T. Michael Price	/S/ James R. Reske
T. Michael Price	James R. Reske
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
First Commonwealth Financial Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited First Commonwealth Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Pittsburgh, Pennsylvania
March 1, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
First Commonwealth Financial Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risk of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company's auditor since 2006.
Pittsburgh, Pennsylvania
March 1, 2018

ITEM 9B.    Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information called for by this item concerning the identification, business experience and qualifications of First Commonwealth’s directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 24, 2018 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.
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
The following table provides information related to our existing equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	525,045	N/A	3,365,572
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	525,045	N/A	3,365,572
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

PART IV
ITEM 15.    Exhibits, Financial Statements and Schedules

(A)Documents Filed as Part of this Report
(1)Financial Statements
All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.
(2)    Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A
(3)Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.1 to the current report as Form 8-K filed February 1, 2016

10.1	Amended and Restated Non-Qualified Deferred Compensation Plan (formerly known as the Supplemental Executive Retirement Plan)	Exhibit 10.1 to the current report on Form 8-K filed December 21, 2017

10.2	Amended and Restated Employment Agreement dated January 1, 2012 entered into among First Commonwealth Financial Corporation, First Commonwealth Bank and T. Michael Price	Exhibit 10.1 to the current report on Form 8-K filed January 5, 2012

10.3	Change of Control Agreement dated December 30, 2011 entered into between FCFC and T. Michael Price	Exhibit 10.3 to the current report on Form 8-K filed January 5, 2012

10.4	First Commonwealth Financial Corporation Incentive Compensation Plan	Annex I to Proxy Statement filed March 19, 2015 relating to the 2015 Annual Meeting of Shareholders

10.5	2017 Annual Incentive Plan	Exhibit 10.1 to the quarterly report on Form 10-Q filed May 9, 2017

10.6	2015-2017 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 8, 2015

10.7	2016-2018 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 9, 2016

10.8	2017-2019 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 9, 2017

10.9	Form of Restricted Stock Agreement for service-based restricted stock	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2012

10.10	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Leonard V. Lombardi	Exhibit 10.13 to the annual report on Form 10-K filed March 5, 2012

10.11	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Matthew C. Tomb	Exhibit 10.14 to the annual report on Form 10-K filed March 5, 2012

10.12	Performance Unit Agreement dated December 30, 2015 between First Commonwealth Financial Corporation and T. Michael Price	Exhibit 10.13 to the annual report on Form 10-K filed February 29, 2016

Exhibit Number	Description	Incorporated by Reference to
10.13	Employment Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.1 to the current report on Form 8-K filed April 10, 2014

10.14	Change of Control Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.3 to the current report on Form 8-K filed April 10, 2014

10.15	Restricted Stock Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.2 to the current report on Form 8-K filed April 10, 2014

10.16	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Norman J. Montgomery	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2013

10.17	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Carrie L. Riggle	Exhibit 10.4 to the quarterly report on Form 10-Q filed May 8, 2013

10.18	Change of Control Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.2 to the quarterly report on Form 10-Q filed August 7, 2013

10.19	Employment Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 7, 2013

10.20	Employment Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.1 to the quarterly report on Form 10-Q filed November 9, 2016

10.21	Change of Control Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.2 to the quarterly report on Form 10-Q filed November 9, 2016

10.22	Restricted Stock Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.3 to the quarterly report on Form 10-Q filed November 9, 2016

10.23	Amended and Restated Director Retainer Plan	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP Independent Registered Public Accounting Firm	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.00
The following materials from First Commonwealth Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION (Registrant)

By:	/S/ T. Michael Price
T. Michael Price President and Chief Executive Officer

Dated: March 1, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ Julie A. Caponi	Director	March 1, 2018
Julie A. Caponi
/S/ Ray T. Charley	Director	March 1, 2018
Ray T. Charley
/S/ Gary R. Claus	Director	March 1, 2018
Gary R. Claus
	Director, Chairman	March 1, 2018
David S. Dahlmann
/S/ Johnston A. Glass	Director	March 1, 2018
Johnston A. Glass
/S/ Jon L. Gorney	Director	March 1, 2018
Jon L. Gorney
/S/ David W. Greenfield	Director	March 1, 2018
David W. Greenfield
/s/ Bart E. Johnson	Director	March 1, 2018
Bart E. Johnson
/S/ Luke A. Latimer	Director	March 1, 2018
Luke A. Latimer
/S/ T. Michael Price	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2018
T. Michael Price
/S/ James R. Reske	Executive Vice President, Chief Financial Officer, and Treasurer	March 1, 2018
James R. Reske
/S/ Laurie S. Singer	Director	March 1, 2018
Laurie S. Singer
/S/ Robert J. Ventura	Director	March 1, 2018
Robert J. Ventura
/s/ Stephen A. Wolfe	Director	March 1, 2018
Stephen A. Wolfe