Form 10-Q
period 2018-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2018-05-09
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Large accelerated filer  ☒    Accelerated filer  ☐    Smaller reporting company  ☐   Emerging growth company  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of May 8, 2018, was 100,361,905.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2018	December 31, 2017
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$65,886	$98,624
Interest-bearing bank deposits	9,736	8,668
Securities available for sale, at fair value	812,877	731,358
Securities held to maturity, at amortized cost (Fair value of $399,528 and $418,249 at March 31, 2018 and December 31, 2017, respectively)	410,430	422,096
Other investments	24,400	29,837
Loans held for sale	9,759	14,850
Loans:
Portfolio loans	5,381,305	5,407,376
Allowance for credit losses	(53,732)	(48,298)
Net loans	5,327,573	5,359,078
Premises and equipment, net	80,868	81,339
Other real estate owned	2,997	2,765
Goodwill	255,180	255,353
Amortizing intangibles, net	14,223	15,007
Bank owned life insurance	211,287	212,099
Other assets	95,551	77,465
Total assets	$7,320,767	$7,308,539
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,443,747	$1,416,771
Interest-bearing	4,259,775	4,163,934
Total deposits	5,703,522	5,580,705
Short-term borrowings	588,016	707,466
Subordinated debentures	72,167	72,167
Other long-term debt	8,011	8,161
Capital lease obligation	7,498	7,590
Total long-term debt	87,676	87,918
Other liabilities	42,204	44,323
Total liabilities	6,421,418	6,420,412
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued at March 31, 2018 and December 31, 2017, and 97,603,151 and 97,456,478 shares outstanding at March 31, 2018 and December 31, 2017, respectively	113,915	113,915
Additional paid-in capital	471,768	470,123
Retained earnings	454,227	437,416
Accumulated other comprehensive loss, net	(13,009)	(6,173)
Treasury stock (16,311,751 and 16,458,424 shares at March 31, 2018 and December 31, 2017, respectively)	(127,552)	(127,154)
Total shareholders’ equity	899,349	888,127
Total liabilities and shareholders’ equity	$7,320,767	$7,308,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$58,483	$48,300
Interest and dividends on investments:
Taxable interest	7,056	6,994
Interest exempt from federal income taxes	410	397
Dividends	519	476
Interest on bank deposits	31	12
Total interest income	66,499	56,179
Interest Expense
Interest on deposits	3,541	1,812
Interest on short-term borrowings	2,295	1,749
Interest on subordinated debentures	827	705
Interest on other long-term debt	77	83
Interest on lease obligations	74	—
Total interest expense	6,814	4,349
Net Interest Income	59,685	51,830
Provision for credit losses	6,903	3,229
Net Interest Income after Provision for Credit Losses	52,782	48,601
Noninterest Income
Net securities gains	2,840	652
Trust income	1,928	1,417
Service charges on deposit accounts	4,406	4,319
Insurance and retail brokerage commissions	1,868	2,082
Income from bank owned life insurance	1,494	1,292
Gain on sale of mortgage loans	1,484	977
Gain on sale of other loans and assets	574	307
Card-related interchange income	4,742	4,251
Derivatives mark to market	789	2
Swap fee income (expense)	290	(73)
Other income	1,628	1,706
Total noninterest income	22,043	16,932
Noninterest Expense
Salaries and employee benefits	24,873	23,466
Net occupancy expense	4,369	3,761
Furniture and equipment expense	3,540	3,088
Data processing expense	2,433	2,085
Advertising and promotion expense	809	806
Pennsylvania shares tax expense	903	816
Intangible amortization	784	572
Collection and repossession expense	823	497
Other professional fees and services	1,007	959
FDIC insurance	776	793
Loss on sale or write-down of assets	197	99
Litigation and operational losses	179	232
Merger and acquisition related	337	611
Other operating expenses	5,843	4,980
Total noninterest expense	46,873	42,765
Income Before Income Taxes	27,952	22,768
Income tax provision	4,682	6,880
Net Income	$23,270	$15,888
Average Shares Outstanding	97,433,137	88,929,892
Average Shares Outstanding Assuming Dilution	97,601,162	88,987,671
Per Share Data:
Basic Earnings per Share	$0.24	$0.18
Diluted Earnings per Share	$0.24	$0.18
Cash Dividends Declared per Common Share	$0.08	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
	(dollars in thousands)
Net Income	$23,270	$15,888
Other comprehensive (loss) income, before tax benefit (expense):
Unrealized holding (losses) gains on securities arising during the period	(3,982)	2,543
Less: reclassification adjustment for gains on securities included in net income	(2,840)	(652)
Unrealized holding losses on derivatives arising during the period	(130)	(516)
Less: reclassification adjustment for losses on derivatives included in net income	—	78
Total other comprehensive (loss) income, before tax benefit (expense)	(6,952)	1,453
Income tax benefit (expense) related to items of other comprehensive (loss) income	1,460	(509)
Total other comprehensive (loss) income	(5,492)	944
Comprehensive Income	$17,778	$16,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2017	97,456,478	$113,915	$470,123	$437,416	$(6,173)	$(127,154)	$888,127
Cumulative effect of adoption of ASU 2018-02				1,344	(1,344)		—
January 1, 2018	97,456,478	113,915	470,123	438,760	(7,517)	(127,154)	888,127
Net income				23,270			23,270
Other comprehensive loss					(5,492)		(5,492)
Cash dividends declared ($0.08 per share)				(7,803)			(7,803)
Treasury stock acquired	(72,307)					(1,079)	(1,079)
Treasury stock reissued	149,480		1,108	—		1,149	2,257
Restricted stock	69,500	—	537	—		(468)	69
Balance at March 31, 2018	97,603,151	$113,915	$471,768	$454,227	$(13,009)	$(127,552)	$899,349

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2016	89,007,077	$105,563	$366,426	$412,764	$(7,027)	$(127,797)	$749,929
Net income				15,888			15,888
Other comprehensive income					944		944
Cash dividends declared ($0.08 per share)				(7,119)			(7,119)
Treasury stock acquired	(78,632)					(1,102)	(1,102)
Treasury stock reissued	158,638		1,044	—		1,214	2,258
Restricted stock	26,000	—	137	—		60	197
Balance at March 31, 2017	89,113,083	$105,563	$367,607	$421,533	$(6,083)	$(127,625)	$760,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Operating Activities	(dollars in thousands)
Net income	$23,270	$15,888
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,903	3,229
Deferred tax expense	1,097	2,506
Depreciation and amortization	2,380	2,113
Net gains on securities and other assets	(5,143)	(1,718)
Net amortization of premiums and discounts on securities	775	867
Income from increase in cash surrender value of bank owned life insurance	(1,494)	(1,292)
Increase in interest receivable	(620)	(338)
Mortgage loans originated for sale	(38,218)	(27,580)
Proceeds from sale of mortgage loans	46,134	29,829
(Decrease) increase in interest payable	(235)	571
Increase in income taxes payable	3,557	4,354
Other-net	(17,004)	(991)
Net cash provided by operating activities	21,402	27,438
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	11,335	10,826
Purchases	—	(25,140)
Transactions with securities available for sale:
Proceeds from sales	—	—
Proceeds from maturities and redemptions	44,067	33,125
Purchases	(130,012)	(85,220)
Purchases of FHLB stock	(13,491)	(12,883)
Proceeds from the redemption of FHLB stock	18,928	10,712
Proceeds from sale of loans	6,647	—
Proceeds from sale of other assets	1,141	1,631
Restricted cash	—	(21,284)
Net decrease (increase) in loans	16,012	(37,514)
Purchases of other assets	(154)	(410)
Purchases of premises and equipment	(1,820)	(1,531)
Net cash used in investing activities	(47,347)	(127,688)
Financing Activities
Net increase in federal funds purchased	6,000	—
Net (decrease) increase in other short-term borrowings	(125,450)	93,658
Net increase in deposits	122,849	22,385
Repayments of other long-term debt	(150)	(145)
Repayments of capital lease obligation	(92)	—
Dividends paid	(7,803)	(7,119)
Purchase of treasury stock	(1,079)	(1,102)
Net cash (used in) provided by financing activities	(5,725)	107,677
Net (decrease) increase in cash and cash equivalents	(31,670)	7,427
Cash and cash equivalents at January 1	107,292	115,677
Cash and cash equivalents at March 31	$75,622	$123,104

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
The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year of 2018. These interim financial statements should be read in conjunction with First Commonwealth’s 2017 Annual Report on Form 10-K.
Adoption of New Accounting Standards
On January 1, 2018, First Commonwealth adopted ASU 2014-09, "Revenue from Contracts with Customers" ("ASC 606") and all subsequent amendments to the ASU, which creates a single framework for recognizing revenue from contracts with customers that fall within its scope and revises when it is appropriate to recognize a gain(loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company's revenues come from interest income and other sources, including loans and securities, that are outside the scope of ASC 606. The Company's services that fall within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include trust income, service charges on deposits, insurance and retail brokerage commissions, interchange fees and gain(loss) on other real estate owned ("OREO"). Refer to Note 13, "Revenue Recognition" for further discussion on the Company's accounting policies for revenue sources within the scope of ASC 606. The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.
On January 1, 2018, First Commonwealth elected to adopt ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)." As part of this adoption, First Commonwealth has elected to reclassify the income tax effects resulting from tax reform from accumulated other comprehensive income to retained earnings on a portfolio basis. ASU 2018-02 provides for the reclassification of the stranded tax effects resulting from the Tax Cuts and Jobs Act. As of January 1, 2018, First Commonwealth reclassified $1.3 million from accumulated other comprehensive income to retained earnings in relation to the stranded tax effect which included accumulated other comprehensive income recognized on available-for-sale investment securities, interest rate swaps and other post-retirement benefits. This reclassification is shown as an adjustment to the beginning of the year balances and can be seen in the Condensed Consolidated Statements of Changes in Shareholders' Equity.
In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and when that assessment indicates that impairment exists, requiring the entity to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with this ASU, and as reflected in Note 10, "Fair Values of Assets and Liabilities", the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion.
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

	For the Three Months Ended March 31,
	2018			2017
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(3,982)	$837	$(3,145)	$2,543	$(890)	$1,653
Reclassification adjustment for gains on securities included in net income	(2,840)	596	(2,244)	(652)	228	(424)
Total unrealized (losses) gains on securities	(6,822)	1,433	(5,389)	1,891	(662)	1,229
Unrealized losses on derivatives:
Unrealized holding losses on derivatives arising during the period	(130)	27	(103)	(516)	181	(335)
Reclassification adjustment for losses on derivatives included in net income	—	—	—	78	(28)	50
Total unrealized losses on derivatives	(130)	27	(103)	(438)	153	(285)
Total other comprehensive (loss) income	$(6,952)	$1,460	$(5,492)	$1,453	$(509)	$944

The following table details the change in components of OCI for the three months ended March 31:

	2018				2017
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(6,166)	$299	$(306)	$(6,173)	$(7,455)	$225	$203	$(7,027)
Cumulative effect of adoption of ASU 2018-02	(1,344)	—	—	(1,344)	—	—	—	—
Balance at January 1	(7,510)	299	(306)	(7,517)	(7,455)	225	203	(7,027)
Other comprehensive (loss) income before reclassification adjustment	(3,145)	—	(103)	(3,248)	1,653	—	(335)	1,318
Amounts reclassified from accumulated other comprehensive (loss) income	(2,244)	—	—	(2,244)	(424)	—	50	(374)
Net other comprehensive (loss) income during the period	(5,389)	—	(103)	(5,492)	1,229	—	(285)	944
Balance at March 31	$(12,899)	$299	$(409)	$(13,009)	$(6,226)	$225	$(82)	$(6,083)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest, as well as detail on non-cash investing and financing activities for the three months ended March 31:

	2018	2017
	(dollars in thousands)
Cash paid during the period for:
Interest	$7,072	$3,832
Income taxes	28	1,039
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	1,186	958
Loans transferred from held to maturity to held for sale	8,019	3,613
Gross (decrease) increase in market value adjustment to securities available for sale	(6,822)	1,892
Gross decrease in market value adjustment to derivatives	(131)	(438)
Investments committed to purchase, not settled	—	498
Noncash treasury stock reissuance	2,257	2,258
Proceeds from death benefit on bank-owned life insurance not received	2,306	—
Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2018	2017
Weighted average common shares issued	113,914,902	105,563,455
Average treasury stock shares	(16,369,144)	(16,527,204)
Average deferred compensation shares	(37,411)	—
Average unearned nonvested shares	(75,210)	(106,359)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	97,433,137	88,929,892
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	130,614	57,779
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	37,411	—
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	97,601,162	88,987,671
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the three months ended March 31 because to do so would have been antidilutive.

	2018			2017
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	37,298	$9.84	$14.49	13,750	$13.96	$13.96
Restricted Stock Units	43,067	$13.25	$15.83	24,375	$15.09	$15.09

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
The following table identifies the notional amount of those instruments at:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,782,701	$1,840,180
Financial standby letters of credit	17,636	17,946
Performance standby letters of credit	21,328	20,472
Commercial letters of credit	1,055	1,149

The notional amounts outstanding as of March 31, 2018 include amounts issued in 2018 of $37 thousand in financial standby letters of credit and $0.4 million in performance standby letters of credit. There were no commercial letters of credit issued in 2017. A liability of $0.2 million has been recorded as of March 31, 2018 and December 31, 2017, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $5.2 million as of March 31, 2018 and December 31, 2017. This liability is reflected in "Other liabilities" in the Condensed Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2018, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
First Commonwealth Financial Corporation and First Commonwealth Bank were named defendants in an action commenced August 27, 2015 by eight named plaintiffs that is pending in the Court of Common Pleas of Jefferson County, Pennsylvania.  The plaintiffs allege that the Bank repossessed motor vehicles, sold the vehicles and sought to collect deficiency balances in a manner that did not comply with the notice requirements of the Pennsylvania Uniform Commercial Code (UCC), charged inappropriate costs and fees, including storage costs for dates that a repossessed vehicle was not in storage, and wrongly filed forms with the Department of Motor Vehicles asserting that the Bank had complied with applicable laws relating to the repossession of the vehicles. The plaintiffs seek to pursue the action as a class action on behalf of the named plaintiffs and other similarly situated plaintiffs who had their automobiles repossessed and seek to recover damages under the UCC and the

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pennsylvania Fair Credit Extension Uniformity Act. First Commonwealth Financial Corporation, First Commonwealth Bank, the plaintiffs, the plaintiffs’ counsel and First Commonwealth’s liability insurer have entered into a Class Action Settlement Agreement and Release in which, among other things, First Commonwealth and its insurer have agreed to pay certain amounts into a settlement fund to be distributed among the class members and class counsel, First Commonwealth has agreed to satisfy the remaining deficiency balances of the class members and request that credit reporting agencies delete the tradeline relating to the repossession from each class member’s credit report, and the class members will release all claims against First Commonwealth and its insurer. The Court granted preliminary approval of the settlement on March 29, 2018, and has scheduled a hearing on July 23, 2018 to consider final approval of the settlement. The estimated cost of the settlement to First Commonwealth was recorded as a liability in the second quarter of 2016. As set forth in the preceding paragraph, all current litigation matters, including this action, are believed to be within the range of reasonably possible losses set forth in the preceding paragraph.
Note 6 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$10,100	$646	$(81)	$10,665	$10,556	$789	$(7)	$11,338
Mortgage-Backed Securities – Commercial	73,389	—	(1,252)	72,137	24,611	—	(462)	24,149
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	681,343	1,913	(18,468)	664,788	632,422	2,622	(9,489)	625,555
Other Government-Sponsored Enterprises	1,100	—	(2)	1,098	1,098	—	(1)	1,097
Obligations of States and Political Subdivisions	27,086	121	(46)	27,161	27,083	327	—	27,410
Corporate Securities	20,898	542	(214)	21,226	15,907	590	(4)	16,493
Pooled Trust Preferred Collateralized Debt Obligations	13,602	1,252	(722)	14,132	27,499	526	(4,379)	23,646
Total Debt Securities	827,518	4,474	(20,785)	811,207	739,176	4,854	(14,342)	729,688
Equities	1,670	—	—	1,670	1,670	—	—	1,670
Total Securities Available for Sale	$829,188	$4,474	$(20,785)	$812,877	$740,846	$4,854	$(14,342)	$731,358

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2018, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$5,099	$5,073
Due after 1 but within 5 years	15,727	15,541
Due after 5 but within 10 years	26,337	26,409
Due after 10 years	15,523	16,594
	62,686	63,617
Mortgage-Backed Securities (a)	764,832	747,590
Total Debt Securities	$827,518	$811,207

(a)
Mortgage-Backed Securities include an amortized cost of $83.5 million and a fair value of $82.8 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $681.3 million and a fair value of $664.8 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the three months ended March 31:

	2018	2017
	(dollars in thousands)
Proceeds from sales	$—	$—
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$—	$—
Gross losses	—	—
	—	—
Maturities and impairment
Gross gains	2,840	652
Gross losses	—	—
	2,840	652
Net gains and impairment	$2,840	$652

Gross gains from maturities and impairment of $2.8 million were recognized in 2018 as a result of the successful auction call on PreSTL XIV, one of our pooled trust preferred securities. Gross gains of $0.7 million were recognized in 2017 due to the early redemption of another of our trust preferred securities, PreSTL VII. Securities available for sale with an estimated fair value of $609.9 million and $569.0 million were pledged as of March 31, 2018 and December 31, 2017, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,895	$—	$(109)	$3,786	$3,925	$—	$(14)	$3,911
Mortgage-Backed Securities- Commercial	57,762	—	(2,224)	55,538	58,249	—	(1,394)	56,855
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	294,205	—	(7,645)	286,560	305,126	10	(2,552)	302,584
Mortgage-Backed Securities – Commercial	13,859	—	(299)	13,560	14,056	—	(71)	13,985
Obligations of States and Political Subdivisions	40,509	38	(660)	39,887	40,540	335	(161)	40,714
Debt Securities Issued by Foreign Governments	200	—	(3)	197	200	—	—	200
Total Securities Held to Maturity	$410,430	$38	$(10,940)	$399,528	$422,096	$345	$(4,192)	$418,249
The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$87	$86
Due after 1 but within 5 years	3,646	3,626
Due after 5 but within 10 years	35,350	34,764
Due after 10 years	1,626	1,608
	40,709	40,084
Mortgage-Backed Securities (a)	369,721	359,444
Total Debt Securities	$410,430	$399,528

(a)
Mortgage-Backed Securities include an amortized cost of $61.7 million and a fair value of $59.3 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $308.1 million and a fair value of $300.1 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Securities held to maturity with an amortized cost of $369.4 million and $338.3 million were pledged as of March 31, 2018 and December 31, 2017, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit-related other-than-temporary impairment on debt securities is recognized in earnings, while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the three months ended March 31, 2018 and 2017, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at March 31, 2018 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$7,923	$(190)	$—	$—	$7,923	$(190)
Mortgage-Backed Securities – Commercial	95,862	(2,120)	31,813	(1,356)	127,675	(3,476)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	500,625	(10,277)	378,709	(15,836)	879,334	(26,113)
Mortgage-Backed Securities – Commercial	13,560	(299)	—	—	13,560	(299)
Other Government-Sponsored Enterprises	999	(1)	99	(1)	1,098	(2)
Obligations of States and Political Subdivisions	31,032	(413)	3,489	(293)	34,521	(706)
Debt securities issued by foreign governments	197	(3)	—	—	197	(3)
Corporate Securities	18,764	(214)	—	—	18,764	(214)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	6,362	(722)	6,362	(722)
Total Securities	$668,962	$(13,517)	$420,472	$(18,208)	$1,089,434	$(31,725)

At March 31, 2018, fixed income securities issued by U.S. Government-sponsored enterprises and U.S. Government agencies comprised 83% and 12%, respectively, of total unrealized losses due to changes in market interest rates. Pooled trust preferred collateralized debt obligations accounted for 2% of the unrealized losses primarily due to the illiquid market for this investment type. At March 31, 2018, there are 155 debt securities in an unrealized loss position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the gross unrealized losses and estimated fair values at December 31, 2017 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$5,584	$(21)	$—	$—	$5,584	$(21)
Mortgage-Backed Securities - Commercial	48,322	(962)	32,683	(894)	81,005	(1,856)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	351,222	(2,295)	400,984	(9,746)	752,206	(12,041)
Mortgage-Backed Securities – Commercial	13,985	(71)	—	—	13,985	(71)
Other Government-Sponsored Enterprises	997	(1)	99	—	1,096	(1)
Obligation of States and Political Subdivisions	7,144	(32)	3,653	(129)	10,797	(161)
Corporate Securities	3,993	(4)	—	—	3,993	(4)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	19,120	(4,379)	19,120	(4,379)
Total Securities	$431,247	$(3,386)	$456,539	$(15,148)	$887,786	$(18,534)
As of March 31, 2018, our corporate securities had an amortized cost and an estimated fair value of $20.9 million and $21.2 million, respectively. As of December 31, 2017, our corporate securities had an amortized cost and estimated fair value of $15.9 million and $16.5 million, respectively. Corporate securities are comprised of debt for large regional banks. There were four corporate securities in an unrealized loss position as of March 31, 2018 and one corporate security in an unrealized loss position as of December 31, 2017. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
As of March 31, 2018, the book value of our pooled trust preferred collateralized debt obligations totaled $13.6 million with an estimated fair value of $14.1 million, which includes securities comprised of 164 banks and other financial institutions. All of our pooled securities are mezzanine tranches, two of which have no senior class remaining in the issue. The credit ratings on all of our issues are below investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of March 31, 2018, after taking into account management’s best estimates of future interest deferrals and defaults, two of our securities had no excess subordination in the tranches we own and four of our securities had excess subordination which ranged from 2% to 114% of the current performing collateral.

The following table provides information related to our pooled trust preferred collateralized debt obligations as of March 31, 2018:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL IV	Mezzanine	$933	$738	$(195)	Ba1/BB	5	—%	113.79%
Pre TSL VIII	Mezzanine	2,072	2,295	223	C/C	26	38.52	0.00
Pre TSL IX	Mezzanine	2,457	3,000	543	B1/C	37	27.83	19.46
Pre TSL X	Mezzanine	1,894	2,301	407	Caa1/C	41	26.29	1.73
Pre TSL XII	Mezzanine	6,151	5,624	(527)	B3/C	64	23.39	0.00
MMCap I	Mezzanine	95	174	79	Ca/C	7	69.35	69.99
Total		$13,602	$14,132	$530
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
During the three months ended March 31, 2018, an auction call was successfully completed on PreTSL XIV. This resulted in the security being called at par providing a gain of $2.8 million.
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the three months ended March 31, 2018 and 2017, there were no credit-related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments, we determine a credit-related portion and a non-credit related portion of other-than-temporary impairment. The credit-related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit-related impairment. A discounted cash flow analysis provides the best estimate of credit-related other-than-temporary impairment for these securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at March 31, 2018. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

•
Credit Analysis – A quarterly credit evaluation is performed for each of the 164 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they will become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of March 31, 2018, default probabilities for performing collateral ranged from 0.33% to 50%.

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
Our cash flow analysis as of March 31, 2018, indicates that no credit-related other-than-temporary impairment has occurred on our pooled trust preferred securities during the three months ended March 31, 2018. Based upon the analysis performed by management, it is probable that two of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior periods. These securities are identified in the previous table with 0.00% “Excess Subordination as a % of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of March 31, 2018 indicates it is probable that we will collect all contractual principal and interest payments. For three of those securities, PreTSL IX, PreTSL X, and MMCap I, other-than-temporary impairment charges were recorded in prior periods; however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL IV. Our cash flow analysis as of March 31, 2018, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in the present value of estimated future principal and interest payments exceeding the securities' current book value. The excess for each bond of the present value of future cash flows over our current book value ranges from 19% to 101% and will be recognized as an adjustment to yield over the remaining life of these securities. The excess subordination recognized as an adjustment to yield is reflected in the following table as increases in cash flows expected to be collected.
The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Balance, beginning (a)	$12,208	$17,056
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(147)	(228)
Reduction for debt securities called during the period	(2,302)	—
Balance, ending	$9,759	$16,828

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
In the first three months of 2018 and 2017, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of March 31, 2018 and 2017, there were no equity securities in an unrealized loss position.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2018 and

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, our FHLB stock totaled $24.4 million and $29.8 million, respectively, and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three months ended March 31, 2018.
Note 8 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	March 31, 2018			December 31, 2017
	Originated	Acquired	Total	Originated	Acquired	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,093,192	$38,402	$1,131,594	$1,122,741	$40,642	$1,163,383
Real estate construction	245,841	1,120	246,961	242,905	5,963	248,868
Residential real estate	1,220,989	213,634	1,434,623	1,206,119	220,251	1,426,370
Commercial real estate	1,901,609	125,463	2,027,072	1,892,185	126,911	2,019,096
Loans to individuals	535,484	5,571	541,055	543,411	6,248	549,659
Total loans	$4,997,115	$384,190	$5,381,305	$5,007,361	$400,015	$5,407,376
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	March 31, 2018
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,020,603	$245,841	$1,209,290	$1,871,008	$535,240	$4,881,982
Non-Pass
OAEM	31,480	—	1,574	7,748	—	40,802
Substandard	34,140	—	10,125	22,853	244	67,362
Doubtful	6,969	—	—	—	—	6,969
Total Non-Pass	72,589	—	11,699	30,601	244	115,133
Total	$1,093,192	$245,841	$1,220,989	$1,901,609	$535,484	$4,997,115

Acquired loans
Pass	$32,439	$1,120	$211,361	$122,411	$5,554	$372,885
Non-Pass
OAEM	5,486	—	745	1,251	—	7,482
Substandard	477	—	1,528	1,801	17	3,823
Doubtful	—	—	—	—	—	—
Total Non-Pass	5,963	—	2,273	3,052	17	11,305
Total	$38,402	$1,120	$213,634	$125,463	$5,571	$384,190

	December 31, 2017
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,061,147	$242,905	$1,194,352	$1,855,253	$543,175	$4,896,832
Non-Pass
OAEM	26,757	—	1,435	13,326	—	41,518
Substandard	30,431	—	10,332	23,606	236	64,605
Doubtful	4,406	—	—	—	—	4,406
Total Non-Pass	61,594	—	11,767	36,932	236	110,529
Total	$1,122,741	$242,905	$1,206,119	$1,892,185	$543,411	$5,007,361

Acquired loans
Pass	$34,573	$5,963	$217,824	$121,536	$6,231	$386,127
Non-Pass
OAEM	5,567	—	798	3,517	—	9,882
Substandard	502	—	1,629	1,858	17	4,006
Doubtful	—	—	—	—	—	—
Total Non-Pass	6,069	—	2,427	5,375	17	13,888
Total	$40,642	$5,963	$220,251	$126,911	$6,248	$400,015

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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of March 31, 2018. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of March 31, 2018 and December 31, 2017. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	March 31, 2018
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated loans
Commercial, financial, agricultural and other	$2,163	$23	$168	$24,298	$26,652	$1,066,540	$1,093,192
Real estate construction	—	—	—	—	—	245,841	245,841
Residential real estate	2,849	996	649	6,187	10,681	1,210,308	1,220,989
Commercial real estate	1,751	783	304	5,675	8,513	1,893,096	1,901,609
Loans to individuals	1,369	463	768	244	2,844	532,640	535,484
Total	$8,132	$2,265	$1,889	$36,404	$48,690	$4,948,425	$4,997,115

Acquired loans
Commercial, financial, agricultural and other	$11	$—	$26	$411	$448	$37,954	$38,402
Real estate construction	—	—	—	—	—	1,120	1,120
Residential real estate	119	110	21	718	968	212,666	213,634
Commercial real estate	—	—	—	1,000	1,000	124,463	125,463
Loans to individuals	66	11	19	17	113	5,458	5,571
Total	$196	$121	$66	$2,146	$2,529	$381,661	$384,190

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
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
At March 31, 2018 and December 31, 2017, there were no nonaccrual loans held for sale. There were no gains or losses recognized on sales of impaired loans during the three months ended March 31, 2018 and 2017.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of March 31, 2018 and December 31, 2017. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	March 31, 2018			December 31, 2017
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Originated loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$4,791	$9,559		$5,548	$12,153
Real estate construction	—	—		—	—
Residential real estate	10,129	12,000		10,625	12,470
Commercial real estate	4,624	5,038		5,155	5,489
Loans to individuals	339	379		347	383
Subtotal	19,883	26,976		21,675	30,495
With an allowance recorded:
Commercial, financial, agricultural and other	28,615	28,795	$9,045	16,866	21,094	$3,478
Real estate construction	—	—	—	—	—	—
Residential real estate	808	846	277	456	478	107
Commercial real estate	5,753	5,763	2,139	954	954	128
Loans to individuals	—	—	—	—	—	—
Subtotal	35,176	35,404	11,461	18,276	22,526	3,713
Total	$55,059	$62,380	$11,461	$39,951	$53,021	$3,713

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2018			December 31, 2017
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Acquired loans
With no related allowance recorded:
Commercial, financial, agricultural and other	$411	$424		$436	$449
Real estate construction	—	—		—	—
Residential real estate	677	1,003		666	965
Commercial real estate	891	1,811		940	1,842
Loans to individuals	17	17		17	17
Subtotal	1,996	3,255		2,059	3,273
With an allowance recorded:
Commercial, financial, agricultural and other	—	—	$—	—	—	$—
Real estate construction	—	—	—	—	—	—
Residential real estate	93	122	10	93	122	4
Commercial real estate	109	124	2	137	150	29
Loans to individuals	—	—	—	—	—	—
Subtotal	202	246	12	230	272	33
Total	$2,198	$3,501	$12	$2,289	$3,545	$33

	For the Three Months Ended March 31,
	2018				2017
	Originated Loans		Acquired Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$8,130	$10	$411	$—	$12,034	$38	$—	$—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	10,401	63	678	1	11,422	74	241	—
Commercial real estate	5,510	31	907	—	5,949	54	162	—
Loans to individuals	354	2	17	—	338	2	—	—
Subtotal	24,395	106	2,013	1	29,743	168	403	—
With an allowance recorded:
Commercial, financial, agricultural and other	17,720	66	—	—	12,787	26	—	—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	706	—	93	—	334	1	65	—
Commercial real estate	1,960	1	118	—	1,111	7	—	—
Loans to individuals	—	—	—	—	—	—	—	—
Subtotal	20,386	67	211	—	14,232	34	65	—
Total	$44,781	$173	$2,224	$1	$43,975	$202	$468	$—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unfunded commitments related to nonperforming loans were $4.2 million at March 31, 2018 and $2.4 million at December 31, 2017. After consideration of the requirements to draw and available collateral related to these commitments, a reserve of $0.4 million and $0.2 million was established for these off balance sheet exposures at March 31, 2018 and December 31, 2017, respectively.

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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$18,707	$11,563
Nonaccrual status	10,233	11,222
Total	$28,940	$22,785
Commitments
Letters of credit	$60	$60
Unused lines of credit	1,778	54
Total	$1,838	$114
The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three Months Ended March 31, 2018
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$4,709	$—	$162	$4,871	$3,942	$531
Residential real estate	11	20	75	346	441	404	17
Commercial real estate	1	3,017	—	—	3,017	2,994	227
Loans to individuals	4	—	28	30	58	53	—
Total	18	$7,746	$103	$538	$8,387	$7,393	$775

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
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the three months ended March 31, 2018 and 2017, $0.1 million and $0.2 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2018 and 2017 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the three months ended March 31:

	2018		2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$940	—	$—
Total	1	$940	—	$—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Three Months Ended March 31, 2018
	Commercial, financial, agricultural and other		Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$23,418		$1,349	$2,753	$17,328	$3,404	$48,252
Charge-offs	(290)		—	(455)	(168)	(1,169)	(2,082)
Recoveries	256		1	75	69	195	596
Provision (credit)	4,148		(236)	768	1,265	986	6,931
Ending balance	27,532		1,114	3,141	18,494	3,416	53,697
Acquired loans:
Beginning balance	11		—	6	29	—	46
Charge-offs	—		—	(16)	—	(4)	(20)
Recoveries	7	—	6	17	—	7	37
Provision (credit)	2		(6)	6	(27)	(3)	(28)
Ending balance	20		—	13	2	—	35
Total ending balance	$27,552		$1,114	$3,154	$18,496	$3,416	$53,732
Ending balance: individually evaluated for impairment	$9,045		$—	$287	$2,141	$—	$11,473
Ending balance: collectively evaluated for impairment	18,507		1,114	2,867	16,355	3,416	42,259
Loans:
Ending balance	1,131,594		246,961	1,434,623	2,027,072	541,055	5,381,305
Ending balance: individually evaluated for impairment	33,278		—	6,853	10,360	—	50,491
Ending balance: collectively evaluated for impairment	1,098,316		246,961	1,427,770	2,016,712	541,055	5,330,814

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
Note 9 Income Taxes
At March 31, 2018 and December 31, 2017, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state returns for tax years 2014 and forward remain open for examination as of March 31, 2018.
During the first quarter of 2018, First Commonwealth adopted ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)". Adoption of this ASU reclassified the stranded other accumulated income of $1.3 million resulting from the tax reform passed in December 2017 from accumulated other comprehensive income to retained earnings. There was no impact to total equity as a result of the adoption of this update. During the first quarter of 2017, First Commonwealth adopted ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718)." Adoption of this ASU resulted in a $0.1 million tax benefit.
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2018, we have not realized any losses due to a counterparty's inability to pay any uncollateralized positions.

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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$14,132		Discounted Cash Flow	Probability of default	0% - 100% (7.42%)
				Prepayment rates	0% - 71.89% (8.73%)
				Discount rates	5% - 11.5% (a)
Equities	1,670		Par Value	N/A	N/A
Impaired Loans	1,290	(b)	Reserve study	Discount rate	10.00%
				Gas per MMBTU	$2.81 - $3.35 (c)
				Oil per BBL/d	$51.59 - $59.55 (c)
	11,181	(b)	Discounted Cash Flow	Discount Rate	1.9% - 21.0%
Limited Partnership Investments	2,292		Par Value	N/A	N/A

(a)	Incorporates spread over risk free rate related primarily to credit quality and illiquidity of securities.

(b)	The remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(c)	Unobservable inputs are defined as follows: MMBTU - million British thermal units; BBL/d - barrels per day.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$10,665	$—	$10,665
Mortgage-Backed Securities - Commercial	—	72,137	—	72,137
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	664,788	—	664,788
Other Government-Sponsored Enterprises	—	1,098	—	1,098
Obligations of States and Political Subdivisions	—	27,161	—	27,161
Corporate Securities	—	21,226	—	21,226
Pooled Trust Preferred Collateralized Debt Obligations	—	—	14,132	14,132
Total Debt Securities	—	797,075	14,132	811,207
Equities	—	—	1,670	1,670
Total Securities Available for Sale	—	797,075	15,802	812,877
Other Investments	—	24,400	—	24,400
Loans Held for Sale	—	9,759	—	9,759
Other Assets(a)	—	4,355	2,292	6,647
Total Assets	$—	$835,589	$18,094	$853,683
Other Liabilities(a)	$—	$4,879	$—	$4,879
Total Liabilities	$—	$4,879	$—	$4,879

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$11,338	$—	$11,338
Mortgage-Backed Securities - Commercial	—	24,149	—	24,149
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	625,555	—	625,555
Other Government-Sponsored Enterprises	—	1,097	—	1,097
Obligations of States and Political Subdivisions	—	27,410	—	27,410
Corporate Securities	—	16,493	—	16,493
Pooled Trust Preferred Collateralized Debt Obligations	—	—	23,646	23,646
Total Debt Securities	—	706,042	23,646	729,688
Equities	—	—	1,670	1,670
Total Securities Available for Sale	—	706,042	25,316	731,358
Other Investments	—	29,837	—	29,837
Loans Held for Sale	—	14,850	—	14,850
Other Assets(a)	—	1,778	2,143	3,921
Total Assets	$—	$752,507	$27,459	$779,966
Other Liabilities(a)	$—	$3,079	$—	$3,079
Total Liabilities	$—	$3,079	$—	$3,079

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended March 31, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2018
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$23,646	$1,670	$2,143	$27,459
Total gains or losses
Included in earnings	2,840	—	—	2,840
Included in other comprehensive income	4,529	—	—	4,529
Purchases, issuances, sales and settlements
Purchases	—	—	149	149
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(16,883)	—	—	(16,883)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of period	$14,132	$1,670	$2,292	$18,094

	2017
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$33,292	$1,670	$930	$35,892
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	497	—	—	497
Purchases, issuances, sales and settlements
Purchases	—	—	410	410
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(48)	—	—	(48)
Transfers from Level 3	—	—		—
Transfers into Level 3	—	—	—	—
Balance, end of period	$33,741	$1,670	$1,340	$36,751
During the three months ended March 31, 2018 and 2017, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at March 31, 2018 and 2017.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$26,546	$19,238	$45,784
Other real estate owned	—	3,278	—	3,278
Total Assets	$—	$29,824	$19,238	$49,062

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$23,249	$15,245	$38,494
Other real estate owned	—	3,264	—	3,264
Total Assets	$—	$26,513	$15,245	$41,758
The following gain (losses) were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Impaired loans	$(7,850)	$(1,460)
Other real estate owned	(30)	(31)
Total losses	$(7,880)	$(1,491)
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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. OREO has a current carrying value of $3.0 million as of March 31, 2018 and consists primarily of residential and commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 12, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2018.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.2 million at March 31, 2018 and December 31, 2017. See Note 5, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	March 31, 2018
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$65,886	$65,886	$65,886	$—	$—
Interest-bearing deposits	9,736	9,736	9,736	—	—
Securities available for sale	812,877	812,877	—	797,075	15,802
Securities held to maturity	410,430	399,528	—	399,528	—
Other investments	24,400	24,400	—	24,400	—
Loans held for sale	9,759	9,759	—	9,759	—
Loans	5,381,305	5,399,240	—	26,546	5,372,694
Financial liabilities
Deposits	5,703,522	5,701,021	—	5,701,021	—
Short-term borrowings	588,016	587,834	—	587,834	—
Subordinated debt	72,167	70,114	—	—	70,114
Long-term debt	8,011	8,237	—	8,237	—
Capital lease obligation	7,498	7,498	—	7,498	—

	December 31, 2017
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$98,624	$98,624	$98,624	$—	$—
Interest-bearing deposits	8,668	8,668	8,668	—	—
Securities available for sale	731,358	731,358	—	706,042	25,316
Securities held to maturity	422,096	418,249	—	418,249	—
Other investments	29,837	29,837	—	29,837	—
Loans held for sale	14,850	14,850	—	14,850	—
Loans	5,407,376	5,443,434	—	23,249	5,420,185
Financial liabilities
Deposits	5,580,705	5,580,812	—	5,580,812	—
Short-term borrowings	707,466	707,263	—	707,263	—
Subordinated debt	72,167	65,785	—	—	65,785
Long-term debt	8,161	8,548	—	8,548	—
Capital Lease Obligation	7,590	7,590	—	7,590	—

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
We have 37 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have twelve risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
Derivatives Designated as Hedging Instruments
The Company has entered into two interest rate swap contracts that were designated as cash flow hedges. The interest rate swaps have a total notional amount of $115.0 million with an original maturity of four years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans benchmarked to the 1-month LIBOR rate. Therefore, the interest rate swaps convert the interest payments on the first $115.0 million of 1-month LIBOR based commercial loans into fixed rate payments.
The periodic net settlement of interest rate swaps is recorded as an adjustment to "Interest and fees on loans" in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2018, there was a $0.1 million negative impact on interest income as a result of these interest rate swaps, respectively. Changes in the fair value of the effective portion of cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest and fees on loans," the same line item in the Condensed Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at March 31, 2018 and December 31, 2017, and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Condensed Consolidated Statements of Income. The impact to noninterest expense for the three months ended March 31, 2018 totaled $62 thousand.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At March 31, 2018, the underlying funded mortgage loan commitments had a carrying value of $7.0 million and a fair value of $7.2 million, while the underlying unfunded

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

mortgage loan commitments had a notional amount of $18.3 million. At December 31, 2017, the underlying funded mortgage loan commitments had a carrying value of $14.3 million and a fair value of $14.7 million, while the underlying unfunded mortgage loan commitments had a notional amount of $13.8 million.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Condensed Consolidated Statements of Income. The impact on other noninterest expense for the three months ended March 31, 2018 totaled $3 thousand. At March 31, 2018 and December 31, 2017, the underlying loans had a carrying value of $7.8 million and $10.0 million, respectively, and a fair value of $7.8 million and $10.1 million, respectively.
The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(2)	$(791)
Notional amount:
Interest rate derivatives	408,973	401,304
Interest rate caps	46,361	46,444
Risk participation agreements	189,491	197,660
Sold credit protection on risk participation agreements	(63,345)	(46,170)
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(590)	459
Notional amount	115,000	150,000
Interest rate forwards:
Fair value adjustment	81	19
Notional amount	22,000	17,000
Foreign exchange forwards:
Fair value adjustment	(13)	(70)
Notional amount	7,858	10,077

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in "Other income" on the Condensed Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Non-hedging interest rate derivatives
Increase in other income	$789	$2
Hedging interest rate derivatives
(Decrease) increase in interest and fees on loans	(81)	249
Increase in other expense	—	78
Hedging interest rate forwards
(Decrease) increase in other expense	(62)	112
Hedging foreign exchange forwards
(Decrease) increase in other expense	(3)	2

The fair value of our derivatives is included in a table in Note 10, “Fair Values of Assets and Liabilities,” in the line items
“Other assets” and “Other liabilities.”

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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of March 31, 2018 and December 31, 2017 was $255.2 million and $255.4 million, respectively. Goodwill decreased $0.2 million during the three months ended March 31, 2018 as a result of deferred tax adjustments related to the DCB Financial ("DCB") acquisition. No impairment charges on goodwill or other intangible assets were incurred in 2018 or 2017.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of March 31, 2018, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Note 13 Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, First Commonwealth will generally be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue, therefore a cumulative effect adjustment to opening retained earnings was not necessary.

In connection with the adoption of Topic 606, First Commonwealth is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, for example sales commission. The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

The Company also evaluated whether it has any significant contract balances. A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration resulting in a contract receivable or before payment is due resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the Company has already received payment from the customer. First Commonwealth’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as trust income which is based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with derivatives are not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust income, service charges on deposits, insurance and retail brokerage commissions, card related interchange income and gain(loss) on sale of OREO. The recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers.

Noninterest revenue streams in-scope of Topic 606 are discussed below:

Trust Income

Trust income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon a tiered scale of market value of the assets under management at month-end. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Optional services such as financial planning or tax return preparation services are also available to trust customers. The Company’s performance obligation for these transactional-based services is generally satisfied and related revenue recognized, at a point in time. Payment is received shortly after services are rendered.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of fees earned from its deposit customers for transaction-based, account maintenance, overdraft services and account analysis fees. Transaction-based fees, which include services such as ATM use fees, stop payment fees, statement rendering and ACH fees are recognized at the time the transaction is executed which is the point in time the Company fulfills the customer’s request. Monthly account maintenance fees are earned over the course of the month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. The Company’s performance obligation for account analysis fees is generally satisfied, and the related revenue recognized, during the month the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Insurance and Retail Brokerage Commissions

Insurance income primarily consists of commissions received from execution of personal, business and health insurance policies when acting as an agent on behalf of insurance carriers. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Because the Company’s contracts with the insurance carriers are generally cancellable by either party, with minimal notice, insurance commissions are recognized during the policy period as received. Also, the majority of insurance commissions are received on a monthly basis during the policy period, however some carriers pay the full annual commission to First Commonwealth at the time of policy issuance or renewal. In these cases, First Commonwealth would be required to refund any commissions it would not be entitled to as a result of cancelled or terminated policies. The Company has established a refund liability for the remaining term of the policies expected to be cancelled. The Company also receives incentive-based contingency fees from the insurance carriers. Contingency fee revenue, which totals approximately $0.3 million per year, is recognized as received due to the immaterial amount.

Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $0.4 million in commission expense.

Card Related Interchange Income

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Card related interchange income is primarily comprised of debit and credit card income, ATM fees and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Mastercard. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Card related interchange income is recognized daily as the customer transactions are settled.

Other Income

Other income includes service revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for these services are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Gains(loss) on sales of OREO

First Commonwealth records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When First Commonwealth finances the sale of OREO to the buyer, an assessment of whether the buyer is committed to perform their obligations under the contract is completed along with an evaluation of whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. In determining the gain or loss on the sale, First Commonwealth adjusts the transaction price and related gain(loss) on sale if a significant financing component is present.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact on the condensed consolidated statements of income of adopting ASC 606 for period ending March 31 2018 is outlined below:

	For the Three Months Ended
	March 31, 2018
	As Reported	Under Legacy GAAP	Impact of ASC 606
	(dollars in thousands)
Noninterest Income
Net securities gains	$2,840	$2,840	$—
Trust income	1,928	1,928	—
Service charges on deposit accounts	4,406	4,406	—
Insurance and retail brokerage commissions	1,868	2,248	(380)
Income from bank owned life insurance	1,494	1,494	—
Gain on sale of mortgage loans	1,484	1,484	—
Gain on sale of other loans and assets	574	574	—
Card-related interchange income	4,742	4,742	—
Derivatives mark to market	789	789	—
Swap fee income (expense)	290	290	—
Other income	1,628	1,854	(226)
Total noninterest income	22,043	22,649	(606)
Noninterest Expense
Salaries and employee benefits	24,873	25,253	(380)
Net occupancy expense	4,369	4,369	—
Furniture and equipment expense	3,540	3,540	—
Data processing expense	2,433	2,509	(76)
Advertising and promotion expense	809	809	—
Pennsylvania shares tax expense	903	903	—
Intangible amortization	784	784	—
Collection and repossession expense	823	823	—
Other professional fees and services	1,007	1,007	—
FDIC insurance	776	776	—
Loss on sale or write-down of assets	197	197	—
Litigation and operational losses	179	179	—
Merger and acquisition related	337	337	—
Other operating expenses	5,843	5,993	(150)
Total noninterest expense	$46,873	$47,479	(606)
Net Impact			$—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$1,928	$1,417
Service charges on deposit accounts	4,406	4,319
Insurance and retail brokerage commissions	1,868	2,082
Card-related interchange income	4,742	4,251
Gain on sale of other loans and assets	207	190
Other income	892	945
Noninterest Income (in-scope of Topic 606)	14,043	13,204
Noninterest Income (out-of-scope of Topic 606)	8,000	3,728
Total Noninterest Income	$22,043	$16,932

Note 14 New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, "Leases (Topic 842)" providing an optional practical expedient to Topic 842. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain relief; full retrospective application is prohibited. We are currently evaluating the potential impact of ASU 2016-02 on our financial statements.
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
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 22)" allowing a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act. This amendment also requires certain disclosures about the stranded tax effects, including disclosure of the policy for releasing income tax effects from accumulated other comprehensive income and the impact if the entity elected to reclassify the income tax effects or, if the entity did not elect to reclassify, a statement that the entity did not elect to reclassify. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this ASU as of January 1, 2018. Adoption of this ASU did not have a material impact on First Commonwealth's financial condition or results of operations.
Note 15 Subsequent Event

On May 1, 2018, the Company completed its acquisition of Garfield Acquisition Corp., and its banking subsidiary,
Foundation Bank. Foundation has approximately $207 million in assets and operates five full-service banking offices which will operate under the First Commonwealth name.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three months ended March 31, 2018 and 2017, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 48 for the three months ended March 31, 2018 and 2017, respectively.

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

	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands, except per share data)
Net Income	$23,270	$15,888
Per Share Data:
Basic Earnings per Share	$0.24	$0.18
Diluted Earnings per Share	0.24	0.18
Cash Dividends Declared per Common Share	0.08	0.08
Average Balance:
Total assets	$7,300,382	$6,708,817
Total equity	892,618	757,077
End of Period Balance:
Net loans (1)	$5,337,332	$4,868,873
Total assets	7,320,767	6,808,977
Total deposits	5,703,522	4,969,729
Total equity	899,349	760,995
Key Ratios:
Return on average assets	1.29%	0.96%
Return on average equity	10.57%	8.51%
Dividends payout ratio	33.33%	44.44%
Average equity to average assets ratio	12.23%	11.28%
Net interest margin	3.69%	3.50%
Net loans to deposits ratio	93.58%	97.97%
(1) Includes loans held for sale.

Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net Income
For the three months ended March 31, 2018, First Commonwealth had net income of $23.3 million, or $0.24 diluted earnings per share, compared to net income of $15.9 million, or $0.18 diluted earnings per share, in the three months ended March 31, 2017. Growth in net income is primarily the result of increases in net interest income and noninterest income more than offsetting increases in noninterest expense and provision for credit losses. Also contributing to the increase in net income is a decrease in the statutory tax rate from 35% in 2017 to 21% in 2018.
For the three months ended March 31, 2018, the Company’s return on average equity was 10.57% and its return on average assets was 1.29%, compared to 8.51% and 0.96%, respectively, for the three months ended March 31, 2017.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $60.2 million in the first three months of 2018, compared to $52.8 million for the same period in 2017. This increase was due to both growth in average interest earning assets of $483.6 million and a 33 basis point increase in the yield on interest earning assets. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income), at 73% and 75% for the three months ended March 31, 2018 and 2017, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.69% and 3.50% for the three months ended March 31, 2018 and March 31, 2017, respectively. The 19 basis point increase in the net interest margin is attributable to both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The taxable equivalent yield on interest-earning assets was 4.11% for the three months ended March 31, 2018, an increase of 33 basis points compared to the 3.78% yield for the same period in 2017. This increase is largely due to an increase in the loan portfolio yield, which improved by 36 basis points when compared to the three months ended March 31, 2017. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased 63 basis points largely due to the Federal Reserve increasing short term interest rates four times since December 2016. In addition, the yield on the investment portfolio increased 3 basis points in comparison to the prior year. This increase can be attributed to investment security runoff being replaced with higher yielding investments. Investment portfolio purchases during the three months ended March 31, 2018 have been primarily in mortgage-related assets with approximate durations of 30-64 months and corporate securities with durations of approximately five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities at higher rates if interest rates rise.
The cost of interest-bearing liabilities increased to 0.56% for the three months ended March 31, 2018, from 0.38% for the same period in 2017, primarily due to an increase in the cost of short-term borrowings. Deposits acquired in our recent acquisitions, as well as organic growth in consumer checking and savings deposits contributed to a decline in average short-term borrowings of $258.9 million for the three months ended March 31, 2018 compared to the same period in 2017. Higher market interest rates resulted in the cost of short-term borrowings increasing 62 basis points in comparison to the same period last year.
For the three months ended March 31, 2018, changes in interest rates positively impacted net interest income by $2.3 million when compared with the same period in 2017. The higher yield on interest-earning assets positively impacted net interest income by $4.9 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $2.7 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $5.1 million in the three months ended March 31, 2018, as compared to the same period in 2017. Higher levels of interest-earning assets resulted in an increase of $4.9 million in interest income, and changes in the volume of interest-bearing liabilities decreased interest expense by $0.2 million, primarily as the result of decreases in short-term borrowings. Average earning assets for the three months ended March 31, 2018 increased $483.6 million, or 7.9%, compared to the same period in 2017. Average loans for the comparable period increased $496.9 million, or 10.1%.
Net interest income also benefited from a $202.1 million increase in average net free funds at March 31, 2018 as compared to March 31, 2017. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $169.3 million, or 13.8%, in noninterest-bearing demand deposit average balances. The increase in these deposits is largely impacted by deposits acquired from the acquisition of DCB in April 2017. Additionally, average time deposits for the three months ended March 31, 2018 increased by $60.5 million at higher costs compared to the comparable period in 2017, decreasing net interest income by $0.4 million. Increases in market interest rates negatively impacted net interest income by $2.7 million, while changes in the mix of interest-bearing liabilities had a $0.2 million positive impact.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended March 31:

	2018	2017
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$66,499	$56,179
Adjustment to fully taxable equivalent basis	493	988
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	66,992	57,167
Interest expense	6,814	4,349
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$60,178	$52,818

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended March 31:

	2018			2017
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$7,026	$31	1.79%	$6,511	$12	0.75%
Tax-free investment securities	67,809	519	3.10	65,982	611	3.76
Taxable investment securities	1,123,893	7,575	2.73	1,139,532	7,470	2.66
Loans, net of unearned income (b)(c)	5,413,677	58,867	4.41	4,916,759	49,074	4.05
Total interest-earning assets	6,612,405	66,992	4.11	6,128,784	57,167	3.78
Noninterest-earning assets:
Cash	86,916			82,404
Allowance for credit losses	(50,249)			(52,550)
Other assets	651,310			550,179
Total noninterest-earning assets	687,977			580,033
Total Assets	$7,300,382			$6,708,817
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,132,069	$699	0.25%	$891,190	$126	0.06%
Savings deposits (d)	2,441,084	1,542	0.26	2,209,018	815	0.15
Time deposits	633,214	1,300	0.83	572,750	871	0.62
Short-term borrowings	672,135	2,295	1.38	930,998	1,749	0.76
Long-term debt	87,780	978	4.52	80,840	788	3.95
Total interest-bearing liabilities	4,966,282	6,814	0.56	4,684,796	4,349	0.38
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,400,218			1,230,939
Other liabilities	41,264			36,005
Shareholders’ equity	892,618			757,077
Total Noninterest-Bearing Funding Sources	2,334,100			2,024,021
Total Liabilities and Shareholders’ Equity	$7,300,382			$6,708,817
Net Interest Income and Net Yield on Interest-Earning Assets		$60,178	3.69%		$52,818	3.50%

(a)
Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended March 31, 2018 and the 35% federal income tax statutory rate for the three months ended March 31, 2017.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended March 31, 2018 compared with March 31, 2017:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$19	$1	$18
Tax-free investment securities	(92)	17	(109)
Taxable investment securities	105	(103)	208
Loans	9,793	4,962	4,831
Total interest income (b)	9,825	4,877	4,948
Interest-bearing liabilities:
Interest-bearing demand deposits	573	36	537
Savings deposits	727	86	641
Time deposits	429	92	337
Short-term borrowings	546	(485)	1,031
Long-term debt	190	68	122
Total interest expense	2,465	(203)	2,668
Net interest income	$7,360	$5,080	$2,280

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the three months ended March 31:

	2018		2017
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$4,150	60%	$2,184	68%
Real estate construction	(242)	(3)	(17)	(1)
Residential real estate	774	11	279	9
Commercial real estate	1,238	18	(123)	(4)
Loans to individuals	983	14	906	28
Total	$6,903	100%	$3,229	100%
The provision for credit losses for the three months ended March 31, 2018 increased in comparison to the three months ended March 31, 2017 by $3.7 million. The level of provision expense in the first three months of 2018 is primarily a result of an increase in specific reserves for commercial, financial, agricultural and other loans of $5.6 million related to a local commercial and industrial loan relationship. In addition, specific reserves on commercial real estate loans increased $2.0 million primarily due to one loan secured by an office building. The specific reserves recognized for both of these categories were offset by the Company's periodic assessment of the allowance for loan loss methodology, the current lending environment, and associated risks for each portfolio. Net charge-offs in the loans to individuals were $1.0 million for three months ended March 31, 2018, with $0.5 million related to indirect auto loans and $0.3 million to personal lines of credit. The majority of the provision expense related to residential real estate can be attributed to growth in the portfolio in comparison to December 31, 2017.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The majority of the 2017 provision expense is attributable to commercial, financial, agricultural and other loans as the result of $3.4 million in charge-offs recognized on two commercial loan relationships. Of this total, $1.9 million was recognized on a commercial loan that was transferred to held for sale and subsequently sold in the second quarter of 2017.
The allowance for credit losses was $53.7 million, or 1.00%, of total loans outstanding and 1.08% of total originated loans outstanding at March 31, 2018, compared to $48.3 million, or 0.89%, and 0.96%, respectively, at December 31, 2017 and $48.7 million, or 0.99%, and 1.01%, respectively, at March 31, 2017. Nonperforming loans as a percentage of total loans increased to 1.06% at March 31, 2018 from 0.78% at December 31, 2017 and 1.01% as of March 31, 2017. The allowance to nonperforming loan ratio was 93.84%, 114.34% and 105.20% as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

Below is an analysis of the consolidated allowance for credit losses for the three months ended March 31, 2018 and 2017 and the year-ended December 31, 2017:

	March 31, 2018	March 31, 2017	December 31, 2017
	(dollars in thousands)
Balance, beginning of period	$48,298	$50,185	$50,185
Loans charged off:
Commercial, financial, agricultural and other	290	3,825	6,634
Real estate construction	—	—	—
Residential real estate	471	473	1,287
Commercial real estate	168	31	340
Loans to individuals	1,173	1,205	4,248
Total loans charged off	2,102	5,534	12,509
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	263	368	3,901
Real estate construction	7	54	470
Residential real estate	92	128	371
Commercial real estate	69	117	278
Loans to individuals	202	129	515
Total recoveries	633	796	5,535
Net credit losses	1,469	4,738	6,974
Provision charged to expense	6,903	3,229	5,087
Balance, end of period	$53,732	$48,676	$48,298

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the three months ended March 31:

	2018	2017	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,928	$1,417	$511	36%
Service charges on deposit accounts	4,406	4,319	87	2
Insurance and retail brokerage commissions	1,868	2,082	(214)	(10)
Income from bank owned life insurance	1,494	1,292	202	16
Card-related interchange income	4,742	4,251	491	12
Swap fee income (expense)	290	(73)	363	(497)
Other income	1,628	1,706	(78)	(5)
Subtotal	16,356	14,994	1,362	9
Net securities gains	2,840	652	2,188	336
Gain on sale of mortgage loans	1,484	977	507	52
Gain on sale of other loans and assets	574	307	267	87
Derivatives mark to market	789	2	787	39,350
Total noninterest income	$22,043	$16,932	$5,111	30%

Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivatives mark to market, increased $1.4 million for the first three months of 2018 compared to 2017. Service charges on deposit accounts increased $0.1 million, primarily due to deposit accounts acquired in the acquisition of DCB in April 2017. Card-related interchange income increased $0.5 million during the first three months of 2018 compared to 2017, of which $0.3 million is attributable to the DCB acquisition. Trust income increased $0.5 million, of which $0.3 million can be attributed to accounts obtained in the DCB acquisition. Swap fee income compared to 2017 increased $0.4 million due to an increase in the number of interest rate swaps entered into for our commercial loan customers during the first three months of 2018 compared to the same period in the prior year. Insurance and retail brokerage commissions decreased by $0.2 million as a result of $0.4 million in producer commission expense which is netted against revenue in 2018 but was included as salary expense in 2017. This change is a result of Topic 606, the new revenue recognition standard which was adopted January 1, 2018.
Total noninterest income for the three months ended March 31, 2018 increased $5.1 million in comparison to the three months ended March 31, 2017. The most significant change, other than the changes noted above, includes a $2.2 million increase in net securities gains resulting from the redemption of one of our trust preferred securities and a $0.8 million increase related to the mark to market adjustment on interest rate swaps entered into for our commercial loan customers. This adjustment does not reflect a realized gain on the swaps, but rather relates to a change in fair value due to movements in corporate bond spreads and swap rates. Gain on sale of mortgage loans increased $0.5 million as a result of continued growth in our mortgage lending area.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended March 31:

	2018	2017	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$24,873	$23,466	$1,407	6%
Net occupancy expense	4,369	3,761	608	16
Furniture and equipment expense	3,540	3,088	452	15
Data processing expense	2,433	2,085	348	17
Advertising and promotion expense	809	806	3	—
Pennsylvania shares tax expense	903	816	87	11
Intangible amortization	784	572	212	37
Collection and repossession expense	823	497	326	66
Other professional fees and services	1,007	959	48	5
FDIC insurance	776	793	(17)	(2)
Other operating expenses	5,843	4,980	863	17
Subtotal	46,160	41,823	4,337	10
Loss on sale or write-down of assets	197	99	98	99
Merger and acquisition related	337	611	(274)	(45)%
Litigation and operational losses	179	232	(53)	(23)%
Total noninterest expense	$46,873	$42,765	$4,108	10%

Noninterest expense, excluding loss on sale or write-down of assets, litigation and operational losses and merger and acquisition related expenses, increased $4.3 million, or 10%, for the three months ended March 31, 2018 compared to the same period in 2017. Contributing to the higher expenses in 2018 is a $1.4 million increase in salaries and employee benefits as a result of 94 additional full-time equivalent employees at March 31, 2018 compared to March 31, 2017. The higher number of employees is primarily a result of the acquisition of DCB in April 2017. This acquisition also accounted for $0.5 million of the $0.6 million increase in net occupancy expense, $0.2 million of the $0.5 million increase in furniture and equipment expense and all of the $0.2 million increase in intangible amortization. The most significant items contributing to the $0.9 million increase in other operating expense include an increase of $0.2 million in unfunded commitment reserve expense in 2018 as compared to 2017 and an increase of $0.3 million in expense recognized in connection with the fair value of derivatives related to mortgage loans held for sale and the fair value of mortgage loans held for sale.

Total noninterest expense increased by $4.1 million, or 10%, for the three months ended March 31, 2018 compared to the same period in 2017. Offsetting the total increase is a decrease of $0.3 million in merger and acquisition expense.
Income Tax
The provision for income taxes decreased $2.2 million for the three months ended March 31, 2018, compared to the corresponding period in 2017.  Despite a $5.2 million increase in the level of income before taxes, the lower provision for income taxes was the result of the Tax Cuts and Jobs Act passed in December 2017, which decreased the statutory tax rate from 35% to 21%.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended March 31, 2018 and 2017.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. Additionally, the three months ended March 31, 2018, included a $0.6 million adjustment to the deferred tax asset adjustment recorded in the fourth quarter of 2017 due to the reduction in the statutory tax rate. These provided for an annual effective tax rate of 18.9% and 30.2% for the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, our deferred tax assets totaled $25.9 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first three months of 2018, liquidity used by the net decrease in short-term borrowings totaled $119.5 million, while the sales, maturity and redemption of investment securities provided $55.4 million. This liquidity provided funds to originate loans, purchase investment securities and fund depositor withdrawals. Additionally, on March 1, 2018, an auction call was successfully completed on PreTSL IX, a pooled trust preferred security on which other-than-temporary impairment charges were recognized in 2009 and 2010. Based on the outcome of the auction, it is expected that this security will be called at par in the second quarter of 2018. As of March 31, 2018, the security has a par value of $3.0 million and a book value of $2.5 million.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of March 31, 2018, our maximum borrowing capacity under this program was $1.1 billion and as of that date there was $14.6 million outstanding with an average weighted rate of 0.98% and an average original term of 472 days. These deposits are part of a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At March 31, 2018, the borrowing capacity under this program totaled $781.1 million and there were no amounts outstanding.
As of March 31, 2018, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.5 billion and as of that date amounts used against this capacity included $0.5 billion in outstanding borrowings and no outstanding letters of credit.
We also have available unused federal funds lines with five correspondent banks. These lines have an aggregate commitment of $195.0 million with a $6.0 million outstanding balance as of March 31, 2018. In addition, we have available unused repo lines with three correspondent banks. These lines have an aggregate commitment of $509.4 million with no outstanding balance as of March 31, 2018.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of March 31, 2018, there are no amounts outstanding on this line.
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

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Noninterest-bearing demand deposits	$1,443,747	$1,416,771
Interest-bearing demand deposits	187,286	187,281
Savings deposits	3,428,967	3,361,840
Time deposits	643,522	614,813
Total	$5,703,522	$5,580,705
During the first three months of 2018, total deposits increased $122.8 million due to a $67.1 million increase in interest-bearing demand and savings deposits, a $27.0 million increase in noninterest-bearing demand deposits and a $28.7 million increase in time deposits. The increase in time deposits is the result of an increase in core certificates of deposit of $28.9 million offset by a decline in CDARs deposits of $0.2 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.73 and 0.73 at March 31, 2018 and December 31, 2017, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

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

The following is the gap analysis as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,599,380	$210,753	$327,477	$3,137,610	$1,740,523	$474,381
Investments	79,658	50,597	97,243	227,498	589,454	417,391
Other interest-earning assets	9,736	—	—	9,736	—	—
Total interest-sensitive assets (ISA)	2,688,774	261,350	424,720	3,374,844	2,329,977	891,772
Certificates of deposit	84,674	90,546	172,408	347,628	292,429	3,465
Other deposits	3,616,253	—	—	3,616,253	—	—
Borrowings	660,427	246	503	661,176	4,523	9,993
Total interest-sensitive liabilities (ISL)	4,361,354	90,792	172,911	4,625,057	296,952	13,458
Gap	$(1,672,580)	$170,558	$251,809	$(1,250,213)	$2,033,025	$878,314
ISA/ISL	0.62	2.88	2.46	0.73	7.85	66.26
Gap/Total assets	22.85%	2.33%	3.44%	17.08%	27.77%	12.00%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	December 31, 2017
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,662,906	$214,139	$359,790	$3,236,835	$1,633,236	$521,478
Investments	79,484	45,983	84,001	209,468	525,391	434,919
Other interest-earning assets	8,668	—	—	8,668	—	—
Total interest-sensitive assets (ISA)	2,751,058	260,122	443,791	3,454,971	2,158,627	956,397
Certificates of deposit	139,920	71,178	165,083	376,181	235,037	3,595
Other deposits	3,549,121	—	—	3,549,121	—	—
Borrowings	779,875	244	495	780,614	4,468	10,302
Total interest-sensitive liabilities (ISL)	4,468,916	71,422	165,578	4,705,916	239,505	13,897
Gap	$(1,717,858)	$188,700	$278,213	$(1,250,945)	$1,919,122	$942,500
ISA/ISL	0.62	3.64	2.68	0.73	9.01	68.82
Gap/Total assets	23.50%	2.58%	3.81%	17.12%	26.26%	12.90%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2018 ($)	$(15,984)	$(5,181)	$5,794	$11,194
March 31, 2018 (%)	(6.35)%	(2.06)%	2.30%	4.45%

December 31, 2017 ($)	$(15,810)	$(6,181)	$5,856	$11,315
December 31, 2017 (%)	(6.51)%	(2.55)%	2.41%	4.66%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2018 ($)	$(35,444)	$(13,464)	$10,940	$20,896
March 31, 2018 (%)	(14.08)%	(5.35)%	4.35%	8.30%

December 31, 2017 ($)	$(33,734)	$(16,356)	$14,427	$27,815
December 31, 2017 (%)	(13.90)%	(6.74)%	5.94%	11.46%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the three months ended March 31, 2018 and 2017, the cost of our interest-bearing liabilities averaged 0.56% and 0.38%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.11% and 3.78%, respectively.
In 2015 and 2014, the Company entered into cash flow interest rate swaps, in which we extended the duration of $115.0 million of the $1.3 billion LIBOR based loans in our loan portfolio at that time into fixed interest rates for a period of three or four years. Please refer to Note 11 "Derivatives," for additional information on interest rate swaps.

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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $5.2 million at March 31, 2018 and is classified in "Other liabilities" on the Condensed Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first three months of 2018, 18 loans totaling $8.4 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans increased $6.2 million from December 31, 2017 due to the addition of a $3.8 million commercial, financial, agricultural and other relationship and a $3.0 million commercial real estate relationship. Offsetting these additions is the payoff of a $0.9 million commercial real estate relationship and a $0.5 million commercial, financial, agricultural and other relationship. Please refer to Note 8, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
Nonperforming loans, including loans held for sale, increased $15.0 million to $57.3 million at March 31, 2018 compared to $42.2 million at December 31, 2017. During the first quarter of 2018, $15.6 million of loans were moved to nonaccrual. Included in this total are $2.5 million commercial real estate relationship with a property management company and an $11.8 million local commercial, financial, agricultural and other relationship, of which $7.0 million is classified as doubtful. Offsetting these additions is the aforementioned payoff of $0.5 million of troubled debt restructured loans classified as nonaccrual.
The allowance for credit losses as a percentage of nonperforming loans was 93.84% as of March 31, 2018 compared to 114.34% at December 31, 2017 and 105.20% at March 31, 2017. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $11.5 million and general reserves of $42.3 million as of March 31, 2018. Specific reserves increased $7.7 million from December 31, 2017, and $8.5 million from March 31, 2017 primarily due to the addition of the two nonaccrual relationships noted above. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at March 31, 2018.
Criticized loans totaled $126.4 million at March 31, 2018 and represented 2.3% of the loan portfolio. The level of criticized loans increased as of March 31, 2018 when compared to December 31, 2017, by $2.0 million, or 1.6%. Classified loans totaled $78.2 million at March 31, 2018 compared to $73.0 million at December 31, 2017, an increase of $5.1 million, or 7.0%. This

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

increase is primarily the result of the downgrade of two relationships totaling $17.6 million offset by the payoff of four relationships totaling $11.3 million. Delinquency on accruing loans for the same period decreased $0.6 million, or 4.4%, the majority of which are commercial, financial, agricultural and other loans and residential real estate loans.
The allowance for credit losses was $53.7 million at March 31, 2018 or 1.00% of total loans outstanding, compared to 0.89% reported at December 31, 2017 and 0.99% at March 31, 2017. General reserves, or the portion of the allowance related to loans that were not specifically evaluated for impairment, as a percentage of non-impaired loans were 0.79% at March 31, 2018 compared to 0.83% at December 31, 2017 and 0.94% at March 31, 2017. General reserves as a percentage of non-impaired originated loans were 0.86% at March 31, 2018 compared to 0.90% at December 31, 2017 and 0.96% at March 31, 2017.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	March 31,				December 31, 2017
	2018		2017
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$28,317		$21,797		$19,455
Loans held for sale on a nonaccrual basis	—		3,613		—
Troubled debt restructured loans on nonaccrual basis	10,233		10,482		11,222
Troubled debt restructured loans on accrual basis	18,707		13,990		11,563
Total nonperforming loans	$57,257		$49,882		$42,240
Loans past due 30 to 90 days and still accruing	$10,714		$9,965		$11,401
Loans past due in excess of 90 days and still accruing	$1,955		$1,582		$1,854
Other real estate owned	$2,997		$6,910		$2,765
Loans held for sale at end of period	$9,759		$9,588		$14,850
Portfolio loans outstanding at end of period	$5,381,305		$4,907,961		$5,407,376
Average loans outstanding	$5,413,677	(a)	$4,916,759	(a)	$5,278,511	(b)
Nonperforming loans as a percentage of total loans	1.06%		1.01%		0.78%
Provision for credit losses	$6,903	(a)	$3,229	(a)	$5,087	(b)
Allowance for credit losses	$53,732		$48,676		$48,298
Net charge-offs	$1,469	(a)	$4,738	(a)	$6,974	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.11%		0.39%		0.13%
Provision for credit losses as a percentage of net charge-offs	469.91%	(a)	68.15%	(a)	72.94%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	1.00%		0.99%		0.89%
Allowance for credit losses as a percentage of end-of-period originated loans outstanding	1.08%		1.01%		0.96%
Allowance for credit losses as a percentage of nonperforming loans (d)	93.84%		105.20%		114.34%

(a)	For the three-month period ended.

(b)	For the twelve-month period ended.

(c)	Does not include loans held for sale.

(d)	Does not include nonperforming loans held for sale.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,131,594	21%	$1,163,383	22%
Real estate construction	246,961	4	248,868	5
Residential real estate	1,434,623	27	1,426,370	26
Commercial real estate	2,027,072	38	2,019,096	37
Loans to individuals	541,055	10	549,659	10
Total loans and leases net of unearned income	$5,381,305	100%	$5,407,376	100%
During the three months ended March 31, 2018, loans decreased $26.1 million, or 0.5%, compared to balances outstanding at December 31, 2017. Growth in the residential and commercial real estate loans were offset by decreases in commercial, financial, agricultural and other categories as new volumes were offset by several large payoffs and loans to individuals which declined primarily due to runoff in our indirect auto portfolio.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Net charge-offs for the three months ended March 31, 2018 totaled $1.5 million, compared to $4.7 million for the three months ended March 31, 2017. The most significant charge-offs during the three months ended March 31, 2018 included $1.0 million in net charge-offs related to loans to individuals, primarily indirect auto loans and personal credit lines. During the three months ended March 31, 2017, the most significant charge-offs included a $1.9 million partial charge-off on a loan to a custom display manufacturer and a $1.5 million partial charge-off related to a containment tank manufacturer.

	For the Three Months Ended March 31, 2018			As of March 31, 2018
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$27	1.84%	—%	$33,817	59.06%	0.63%
Real estate construction	(7)	(0.48)	—	—	—	—
Residential real estate	379	25.80	0.03	11,707	20.45	0.21
Commercial real estate	99	6.74	0.01	11,377	19.87	0.21
Loans to individuals	971	66.10	0.07	356	0.62	0.01
Total loans, net of unearned income	$1,469	100.00%	0.11%	$57,257	100.00%	1.06%
As the above table illustrates, commercial, financial, agricultural and other, residential real estate and commercial real estate loans represented a significant portion of the nonperforming loans as of March 31, 2018. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At March 31, 2018, shareholders’ equity was $899.3 million, an increase of $11.2 million from December 31, 2017. The increase was primarily the result $23.3 million in net income and $2.3 million in treasury stock sales. These increases were partially offset by $7.8 million of dividends paid to shareholders, a decrease of $5.5 million in the fair value of available for sale investments and $1.1 million of common stock repurchases. Cash dividends declared per common share were $0.08 and $0.08 for the three months ended March 31, 2018 and 2017, respectively.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

As of March 31, 2018, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$768,396	12.86%	$589,821	9.875%	$627,152	10.50%	$597,287	10.00%
First Commonwealth Bank	730,904	12.28	587,805	9.875	625,008	10.50	595,246	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$709,477	11.88%	$470,364	7.875%	$507,694	8.50%	$477,830	8.00%
First Commonwealth Bank	671,985	11.29	468,756	7.875	505,959	8.50	476,197	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$709,477	10.07%	$281,777	4.000%	$281,777	4.00%	$352,221	5.00%
First Commonwealth Bank	671,985	9.57	280,920	4.000	280,920	4.00	351,150	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$639,477	10.71%	$380,771	6.375%	$418,101	7.00%	$388,237	6.50%
First Commonwealth Bank	671,985	11.29	379,469	6.375	416,672	7.00	386,910	6.50

On April 24, 2018, First Commonwealth Financial Corporation declared a quarterly dividend of $0.09 per share payable on May 18, 2018 to shareholders of record as of May 4, 2018. This dividend represents a 12.5% increase over the previous quarterly dividend of $0.08. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

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
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	2018 Annual Incentive Plan	Filed herewith

10.2	2018-2020 Long-Term Incentive Plan	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: May 9, 2018	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: May 9, 2018	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer