Form 10-Q
period 2018-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2018-08-08
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of August 7, 2018, was 100,364,567.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2018	December 31, 2017
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$101,744	$98,624
Interest-bearing bank deposits	2,237	8,668
Securities available for sale, at fair value	851,243	731,358
Securities held to maturity, at amortized cost (Fair value of $390,168 and $418,249 at June 30, 2018 and December 31, 2017, respectively)	403,019	422,096
Other investments	25,327	29,837
Loans held for sale	7,038	14,850
Loans:
Portfolio loans	5,640,106	5,407,376
Allowance for credit losses	(51,314)	(48,298)
Net loans	5,588,792	5,359,078
Premises and equipment, net	81,604	81,339
Other real estate owned	3,757	2,765
Goodwill	274,408	255,353
Amortizing intangibles, net	14,643	15,007
Bank owned life insurance	212,956	212,099
Other assets	81,987	77,465
Total assets	$7,648,755	$7,308,539
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,489,058	$1,416,771
Interest-bearing	4,424,516	4,163,934
Total deposits	5,913,574	5,580,705
Short-term borrowings	545,187	707,466
Subordinated debentures	170,304	72,167
Other long-term debt	7,859	8,161
Capital lease obligation	7,405	7,590
Total long-term debt	185,568	87,918
Other liabilities	43,641	44,323
Total liabilities	6,687,970	6,420,412
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued at June 30, 2018 and December 31, 2017, and 100,364,567 and 97,456,478 shares outstanding at June 30, 2018 and December 31, 2017, respectively	113,915	113,915
Additional paid-in capital	492,262	470,123
Retained earnings	477,276	437,416
Accumulated other comprehensive loss, net	(16,561)	(6,173)
Treasury stock (13,550,335 and 16,458,424 shares at June 30, 2018 and December 31, 2017, respectively)	(106,107)	(127,154)
Total shareholders’ equity	960,785	888,127
Total liabilities and shareholders’ equity	$7,648,755	$7,308,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$63,941	$54,913	$122,424	$103,213
Interest and dividends on investments:
Taxable interest	8,076	7,364	15,132	14,358
Interest exempt from federal income taxes	411	405	821	802
Dividends	473	383	992	859
Interest on bank deposits	39	55	70	67
Total interest income	72,940	63,120	139,439	119,299
Interest Expense
Interest on deposits	5,092	2,208	8,633	4,020
Interest on short-term borrowings	2,489	2,197	4,784	3,946
Interest on subordinated debentures	1,535	738	2,362	1,443
Interest on other long-term debt	75	81	152	164
Interest on lease obligations	74	79	148	79
Total interest expense	9,265	5,303	16,079	9,652
Net Interest Income	63,675	57,817	123,360	109,647
Provision for credit losses	1,168	(1,609)	8,071	1,620
Net Interest Income after Provision for Credit Losses	62,507	59,426	115,289	108,027
Noninterest Income
Net securities gains (losses)	5,262	(49)	8,102	603
Trust income	1,880	1,711	3,808	3,128
Service charges on deposit accounts	4,423	4,736	8,829	9,055
Insurance and retail brokerage commissions	1,820	2,442	3,688	4,524
Income from bank owned life insurance	2,168	1,449	3,662	2,741
Gain on sale of mortgage loans	1,241	1,315	2,725	2,292
Gain on sale of other loans and assets	2,331	457	2,905	764
Card-related interchange income	5,143	4,842	9,885	9,093
Derivatives mark to market	—	(37)	789	(35)
Swap fee income	297	314	587	241
Other income	1,743	1,724	3,371	3,430
Total noninterest income	26,308	18,904	48,351	35,836
Noninterest Expense
Salaries and employee benefits	26,154	25,298	51,027	48,764
Net occupancy expense	4,222	4,121	8,591	7,882
Furniture and equipment expense	3,647	3,323	7,187	6,411
Data processing expense	2,478	2,345	4,911	4,430
Advertising and promotion expense	1,176	988	1,985	1,794
Pennsylvania shares tax expense	1,247	1,161	2,150	1,977
Intangible amortization	829	846	1,613	1,418
Collection and repossession expense	607	443	1,430	940
Other professional fees and services	1,031	1,096	2,038	2,055
FDIC insurance	597	977	1,373	1,770
Loss on sale or write-down of assets	497	1,220	694	1,319
Litigation and operational losses	197	277	376	509
Merger and acquisition related	1,273	9,870	1,610	10,481
Other operating expenses	5,174	6,298	11,017	11,278
Total noninterest expense	49,129	58,263	96,002	101,028
Income Before Income Taxes	39,686	20,067	67,638	42,835
Income tax provision	7,605	6,054	12,287	12,934
Net Income	$32,081	$14,013	$55,351	$29,901
Average Shares Outstanding	99,305,009	97,183,599	98,374,244	93,079,546
Average Shares Outstanding Assuming Dilution	99,504,409	97,232,288	98,529,160	93,125,939
Per Share Data:
Basic Earnings per Share	$0.32	$0.14	$0.56	$0.32
Diluted Earnings per Share	$0.32	$0.14	$0.56	$0.32
Cash Dividends Declared per Common Share	$0.09	$0.08	$0.17	$0.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net Income	$32,081	$14,013	$55,351	$29,901
Other comprehensive (loss) income, before tax benefit (expense):
Unrealized holding gains (losses) on securities arising during the period	660	1,702	(3,322)	4,245
Less: reclassification adjustment for gains on securities included in net income	(5,262)	49	(8,102)	(603)
Unrealized holding gains (losses) on derivatives arising during the period	97	(66)	(33)	(582)
Less: reclassification adjustment for losses (gains) on derivatives included in net income	10	(5)	10	73
Total other comprehensive (loss) income, before tax benefit (expense)	(4,495)	1,680	(11,447)	3,133
Income tax benefit (expense) related to items of other comprehensive (loss) income	943	(588)	2,403	(1,097)
Total other comprehensive (loss) income	(3,552)	1,092	(9,044)	2,036
Comprehensive Income	$28,529	$15,105	$46,307	$31,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2017	97,456,478	$113,915	$470,123	$437,416	$(6,173)	$(127,154)	$888,127
Cumulative effect of adoption of ASU 2018-02				1,344	(1,344)		—
January 1, 2018	97,456,478	113,915	470,123	438,760	(7,517)	(127,154)	888,127
Net income				55,351			55,351
Other comprehensive loss					(9,044)		(9,044)
Cash dividends declared ($0.17 per share)				(16,835)			(16,835)
Treasury stock acquired	(72,645)					(1,084)	(1,084)
Treasury stock reissued	2,908,234		21,579	—		22,447	44,026
Restricted stock	72,500	—	560	—		(316)	244
Balance at June 30, 2018	100,364,567	$113,915	$492,262	$477,276	$(16,561)	$(106,107)	$960,785

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2016	89,007,077	$105,563	$366,426	$412,764	$(7,027)	$(127,797)	$749,929
Net income				29,901			29,901
Other comprehensive income					2,036		2,036
Cash dividends declared ($0.16 per share)				(14,917)			(14,917)
Treasury stock acquired	(81,696)					(1,141)	(1,141)
Treasury stock reissued	181,211		1,170	—		1,387	2,557
Restricted stock	25,028	—	138	—		221	359
Common stock issuance	8,351,447	8,352	102,389				110,741
Balance at June 30, 2017	97,483,067	$113,915	$470,123	$427,748	$(4,991)	$(127,330)	$879,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Operating Activities	(dollars in thousands)
Net income	$55,351	$29,901
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,071	1,620
Deferred tax expense	1,468	3,968
Depreciation and amortization	3,262	4,414
Net gains on securities and other assets	(14,192)	(2,209)
Net amortization of premiums and discounts on securities	1,554	1,782
Income from increase in cash surrender value of bank owned life insurance	(2,941)	(2,741)
(Increase) decrease in interest receivable	(1,150)	242
Mortgage loans originated for sale	(83,265)	(70,521)
Proceeds from sale of mortgage loans	93,518	71,464
Increase in interest payable	383	857
Decrease in income taxes payable	(92)	(764)
Distribution from unconsolidated subsidiary	9,000	—
Other-net	(10,362)	3,729
Net cash provided by operating activities	60,605	41,742
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	23,926	22,227
Purchases	(5,506)	(101,372)
Transactions with securities available for sale:
Proceeds from sales	15,939	103,618
Proceeds from maturities and redemptions	78,842	66,189
Purchases	(218,885)	(85,220)
Purchases of FHLB stock	(25,110)	(22,329)
Proceeds from the redemption of FHLB stock	32,881	27,736
Proceeds from bank owned life insurance	772	—
Proceeds from sale of loans	27,985	8,501
Proceeds from sale of other assets	1,434	2,744
Acquisition, net of cash acquired	507	3,188
Net increase in loans	(78,435)	(125,791)
Purchases of premises and equipment and other assets	(4,703)	(4,486)
Net cash used in investing activities	(150,353)	(104,995)
Financing Activities
Net increase in federal funds purchased	16,000	—
Net decrease in other short-term borrowings	(178,279)	(21,806)
Net increase in deposits	191,782	101,501
Repayments of other long-term debt	(23,290)	(291)
Repayments of capital lease obligation	(185)	(86)
Proceeds from other long-term debt	98,120	—
Dividends paid	(16,835)	(14,917)
Proceeds from reissuance of treasury stock	208	228
Purchase of treasury stock	(1,084)	(1,141)
Net cash provided by financing activities	86,437	63,488
Net (decrease) increase in cash and cash equivalents	(3,311)	235
Cash and cash equivalents at January 1	107,292	115,677
Cash and cash equivalents at June 30	$103,981	$115,912

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
The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year of 2018. These interim financial statements should be read in conjunction with First Commonwealth’s 2017 Annual Report on Form 10-K.
Adoption of New Accounting Standards
On January 1, 2018, First Commonwealth adopted ASU 2014-09, "Revenue from Contracts with Customers" ("ASC 606") and all subsequent amendments to the ASU, which creates a single framework for recognizing revenue from contracts with customers that fall within its scope and revises when it is appropriate to recognize a gain(loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company's revenues come from interest income and other sources, including loans and securities, that are outside the scope of ASC 606. The Company's services that fall within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include trust income, service charges on deposits, insurance and retail brokerage commissions, interchange fees and gain(loss) on other real estate owned ("OREO"). Refer to Note 15, "Revenue Recognition" for further discussion on the Company's accounting policies for revenue sources within the scope of ASC 606. The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP. The adoption of ASC 606 did not result in a significant change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.
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
In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and when that assessment indicates that impairment exists, requiring the entity to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with this ASU, and as reflected in Note 11, "Fair Values of Assets and Liabilities", the Company measured the fair value of its loan portfolio as of June 30, 2018 using an exit price notion.
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.
Note 2 Acquisition

On May 1, 2018, the Company completed its acquisition of Garfield Acquisition Corporation ("Garfield") and its banking subsidiary, Foundation Bank, for consideration of $17.4 million in cash and 2.7 million shares of the Company's common stock. Through the acquisition, the Company obtained five full-service banking offices which are operating under the First Commonwealth name. This acquisition expands the Company's presence into the Cincinnati, Ohio market and added $184.5 million in loans and $141.3 million in deposits to the Company's balance sheet.

The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the Garfield acquisition (dollars in thousands):

Consideration Paid
Cash paid to shareholders	$17,400
Shares issued to shareholders (2,745,098 shares)	41,561
Total consideration paid		$58,961

Fair Value of Assets Acquired
Cash and cash equivalents	17,907
FHLB Stock	3,261
Loans	184,506
Premises and other equipment	409
Core deposit intangible	1,248
Other assets	1,687
Total assets acquired	209,018

Fair Value of Liabilities Assumed
Deposits	141,281
Federal Home Loan Bank borrowings	22,988
Other liabilities	5,016
Total liabilities assumed	169,285

Total Fair Value of Identifiable Net Assets		39,733

Goodwill		$19,228
The goodwill of $19.2 million arising from the acquisition represents the value of synergies and economies of scale expected from combining the operations of the Company with Garfield Acquisition Corporation.
The Company determined that this acquisition constitutes a business combination as defined in FASB ASC Topic 805, “Business Combinations.” Accordingly, as of the date of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” Acquired loans were recorded at fair value with no carryover of the related allowance for loan losses. Fair value is established by discounting the expected future cash flows with a market discount

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rate for like maturities and risk instruments. At the date of acquisition, none of the loans were accounted for under the guidance of ASC Topic 310-30, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The $184.5 million fair value of acquired loans is the result of $183.7 million in net loans acquired from Garfield, the recognition of a net combined yield and credit mark adjustment of $4.3 million and the $5.1 million reversal of Garfield's allowance as well as prior fair value marks recorded by Garfield.
The fair value of the 2,745,098 common shares issued was determined based on the market price of the Company's common shares on the acquisition date. The fair value of the acquired loans, customer deposit intangible, other assets and assumed deposits may change during the provisional period, which may last up to twelve months subsequent to the acquisition date as we are in the process of finalizing our valuations. The Company may obtain additional information to refine the valuation of the aforementioned items and adjust the recorded fair value, although such adjustments are not expected to be significant. Adjustments recorded to the acquired assets and liabilities will be applied prospectively in accordance with ASU No. 2015-16, “Business Combinations.”
Costs related to the acquisition totaled $1.6 million. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Condensed Consolidated Statements of Income.
As a result of the full integration of the operations of Garfield, it is not practicable to determine revenue or net income included in the Company's operating results relating to Garfield since the date of acquisition as Garfield’s results cannot be separately identified.
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

	For the Six Months Ended June 30,
	2018			2017
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(3,322)	$698	$(2,624)	$4,245	$(1,486)	$2,759
Reclassification adjustment for gains on securities included in net income	(8,102)	1,701	(6,401)	(603)	211	(392)
Total unrealized (losses) gains on securities	(11,424)	2,399	(9,025)	3,642	(1,275)	2,367
Unrealized losses on derivatives:
Unrealized holding losses on derivatives arising during the period	(33)	7	(26)	(582)	204	(378)
Reclassification adjustment for losses on derivatives included in net income	10	(3)	7	73	(26)	47
Total unrealized losses on derivatives	(23)	4	(19)	(509)	178	(331)
Total other comprehensive (loss) income	$(11,447)	$2,403	$(9,044)	$3,133	$(1,097)	$2,036

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2018			2017
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding gains on securities arising during the period	$660	$(139)	$521	$1,702	$(596)	$1,106
Reclassification adjustment for (gains) losses on securities included in net income	(5,262)	1,105	(4,157)	49	(17)	32
Total unrealized (losses) gains on securities	(4,602)	966	(3,636)	1,751	(613)	1,138
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	97	(20)	77	(66)	23	(43)
Reclassification adjustment for losses (gains) on derivatives included in net income	10	(3)	7	(5)	2	(3)
Total unrealized gains (losses) on derivatives	107	(23)	84	(71)	25	(46)
Total other comprehensive (loss) income	$(4,495)	$943	$(3,552)	$1,680	$(588)	$1,092

The following table details the change in components of OCI for the six months ended June 30:

	2018				2017
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(6,166)	$299	$(306)	$(6,173)	$(7,455)	$225	$203	$(7,027)
Cumulative effect of adoption of ASU 2018-02	(1,344)	—	—	(1,344)	—	—	—	—
Balance at January 1	(7,510)	299	(306)	(7,517)	(7,455)	225	203	(7,027)
Other comprehensive (loss) income before reclassification adjustment	(2,624)	—	(26)	(2,650)	2,759	—	(378)	2,381
Amounts reclassified from accumulated other comprehensive (loss) income	(6,401)	—	7	(6,394)	(392)	—	47	(345)
Net other comprehensive (loss) income during the period	(9,025)	—	(19)	(9,044)	2,367	—	(331)	2,036
Balance at June 30	$(16,535)	$299	$(325)	$(16,561)	$(5,088)	$225	$(128)	$(4,991)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the six months ended June 30:

	2018	2017
	(dollars in thousands)
Cash paid during the period for:
Interest	$15,856	$8,917
Income taxes	11,000	11,394
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	2,532	1,519
Loans transferred from held to maturity to held for sale	25,397	9,053
Gross (decrease) increase in market value adjustment to securities available for sale	(11,424)	3,642
Gross decrease in market value adjustment to derivatives	(23)	(508)
Noncash treasury stock reissuance	2,257	2,258
Net assets acquired through acquisition	21,826	37,087
Proceeds from death benefit on bank-owned life insurance not received	1,312	—
Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares issued	113,914,902	113,731,354	113,914,902	109,669,968
Average treasury stock shares	(14,460,352)	(16,435,520)	(15,409,475)	(16,481,109)
Average deferred compensation shares	(37,411)	—	(37,411)	—
Average unearned nonvested shares	(112,130)	(112,235)	(93,772)	(109,313)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	99,305,009	97,183,599	98,374,244	93,079,546
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	161,989	48,689	117,505	46,393
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	37,411	—	37,411	—
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	99,504,409	97,232,288	98,529,160	93,125,939
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the six months ended June 30 because to do so would have been antidilutive.

	2018			2017
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	55,607	$13.96	$14.49	26,022	$9.26	$13.96
Restricted Stock Units	61,065	$14.17	$15.83	24,375	$15.09	$15.09

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
The following table identifies the notional amount of those instruments at:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,794,348	$1,840,180
Financial standby letters of credit	17,907	17,946
Performance standby letters of credit	21,468	20,472
Commercial letters of credit	1,055	1,149

The notional amounts outstanding as of June 30, 2018 include amounts issued in 2018 of $1.0 million in financial standby letters of credit and $0.9 million in performance standby letters of credit. There were no commercial letters of credit issued in 2018 or 2017. A liability of $0.2 million has been recorded as of June 30, 2018 and December 31, 2017, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $5.1 million and $5.2 million as of June 30, 2018 and December 31, 2017, respectively. This liability is reflected in "Other liabilities" in the Condensed Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2018, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
First Commonwealth Financial Corporation and First Commonwealth Bank were named defendants in an action commenced August 27, 2015 by eight named plaintiffs that filed in the Court of Common Pleas of Jefferson County, Pennsylvania.  The plaintiffs alleged that the Bank repossessed motor vehicles, sold the vehicles and sought to collect deficiency balances in a manner that did not comply with the notice requirements of the Pennsylvania Uniform Commercial Code (UCC), charged inappropriate costs and fees, including storage costs for dates that a repossessed vehicle was not in storage, and wrongly filed forms with the Department of Motor Vehicles asserting that the Bank had complied with applicable laws relating to the repossession of the vehicles. First Commonwealth Financial Corporation, First Commonwealth Bank, the plaintiffs, the plaintiffs’ counsel and First Commonwealth’s liability insurer have entered into a Class Action Settlement Agreement and

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Release in which, among other things, First Commonwealth and its insurer have agreed to pay certain amounts into a settlement fund to be distributed among the class members and class counsel, First Commonwealth has agreed to satisfy the remaining deficiency balances of the class members and request that credit reporting agencies delete the tradeline relating to the repossession from each class member’s credit report, and the class members will release all claims against First Commonwealth and its insurer. At a hearing on July 23, 2018, the Court granted final approval of the settlement and dismissed all claims against First Commonwealth. First Commonwealth expects that the settlement will be completed during the third quarter of 2018. The estimated cost of the settlement to First Commonwealth was recorded as a liability in the second quarter of 2016. As set forth in the preceding paragraph, all current litigation matters, including this action, are believed to be within the range of reasonably possible losses set forth in the preceding paragraph.
Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$9,706	$576	$(103)	$10,179	$10,556	$789	$(7)	$11,338
Mortgage-Backed Securities – Commercial	121,996	36	(1,747)	120,285	24,611	—	(462)	24,149
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	690,692	1,344	(21,284)	670,752	632,422	2,622	(9,489)	625,555
Other Government-Sponsored Enterprises	100	—	—	100	1,098	—	(1)	1,097
Obligations of States and Political Subdivisions	27,087	120	(39)	27,168	27,083	327	—	27,410
Corporate Securities	20,902	497	(310)	21,089	15,907	590	(4)	16,493
Pooled Trust Preferred Collateralized Debt Obligations	—	—	—	—	27,499	526	(4,379)	23,646
Total Debt Securities	870,483	2,573	(23,483)	849,573	739,176	4,854	(14,342)	729,688
Equities	1,670	—	—	1,670	1,670	—	—	1,670
Total Securities Available for Sale	$872,153	$2,573	$(23,483)	$851,243	$740,846	$4,854	$(14,342)	$731,358

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2018, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$4,099	$4,078
Due after 1 but within 5 years	15,728	15,443
Due after 5 but within 10 years	26,339	26,416
Due after 10 years	1,923	2,420
	48,089	48,357
Mortgage-Backed Securities (a)	822,394	801,216
Total Debt Securities	$870,483	$849,573

(a)
Mortgage-Backed Securities include an amortized cost of $131.7 million and a fair value of $130.4 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $690.7 million and a fair value of $670.8 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the six months ended June 30:

	2018	2017
	(dollars in thousands)
Proceeds from sales	$15,939	$103,618
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$4,719	$—
Gross losses	—	(49)
	4,719	(49)
Maturities and impairment
Gross gains	3,383	712
Gross losses	—	(60)
	3,383	652
Net gains and impairment	$8,102	$603
Gross gains from sales transactions of $4.7 million were recognized in 2018 as a result of the sale of the remaining pooled trust preferred security portfolio. Gross gains from maturities and impairment of $3.4 million were recognized in 2018 as a result of successful auction calls on PreSTL XIV and PreSTL IX, two of our pooled trust preferred securities. Gross gains of $0.7 million were recognized in 2017 due to the early redemption of another of our trust preferred securities, PreSTL VII.
Securities available for sale with an estimated fair value of $720.2 million and $569.0 million were pledged as of June 30, 2018 and December 31, 2017, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,867	$—	$(128)	$3,739	$3,925	$—	$(14)	$3,911
Mortgage-Backed Securities- Commercial	56,991	—	(2,509)	54,482	58,249	—	(1,394)	56,855
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	285,624	—	(9,241)	276,383	305,126	10	(2,552)	302,584
Mortgage-Backed Securities – Commercial	13,659	—	(369)	13,290	14,056	—	(71)	13,985
Obligations of States and Political Subdivisions	42,478	60	(655)	41,883	40,540	335	(161)	40,714
Debt Securities Issued by Foreign Governments	400	—	(9)	391	200	—	—	200
Total Securities Held to Maturity	$403,019	$60	$(12,911)	$390,168	$422,096	$345	$(4,192)	$418,249
The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$86	$86
Due after 1 but within 5 years	3,830	3,807
Due after 5 but within 10 years	37,340	36,775
Due after 10 years	1,622	1,606
	42,878	42,274
Mortgage-Backed Securities (a)	360,141	347,894
Total Debt Securities	$403,019	$390,168

(a)
Mortgage-Backed Securities include an amortized cost of $60.9 million and a fair value of $58.2 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $299.2 million and a fair value of $289.7 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Securities held to maturity with an amortized cost of $365.3 million and $338.3 million were pledged as of June 30, 2018 and December 31, 2017, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit-related other-than-temporary impairment on debt securities is recognized in earnings, while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the six months ended June 30, 2018 and 2017, no other-than-temporary impairment charges were recognized.
First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.
We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether we are more likely than not to sell, or be required to sell, the security. We evaluate whether we are more likely than not to sell debt securities based upon our investment strategy for the particular type of security, our cash flow needs, liquidity position, capital adequacy, tax position and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by weakness in the U.S. economy or changes in real estate values.
The following table presents the gross unrealized losses and estimated fair values at June 30, 2018 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$7,106	$(231)	$—	$—	$7,106	$(231)
Mortgage-Backed Securities – Commercial	71,408	(1,747)	54,482	(2,509)	125,890	(4,256)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	523,619	(13,093)	360,389	(17,432)	884,008	(30,525)
Mortgage-Backed Securities – Commercial	13,290	(369)	—	—	13,290	(369)
Other Government-Sponsored Enterprises	—	—	100	—	100	—
Obligations of States and Political Subdivisions	31,005	(413)	3,499	(281)	34,504	(694)
Debt securities issued by foreign governments	391	(9)	—	—	391	(9)
Corporate Securities	18,669	(310)	—	—	18,669	(310)
Total Securities	$665,488	$(16,172)	$418,470	$(20,222)	$1,083,958	$(36,394)

At June 30, 2018, fixed income securities issued by U.S. Government-sponsored enterprises and U.S. Government agencies comprised 85% and 12%, respectively, of total unrealized losses due to changes in market interest rates. At June 30, 2018, there are 157 debt securities in an unrealized loss position.

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
As of June 30, 2018, our corporate securities had an amortized cost and an estimated fair value of $20.9 million and $21.1 million, respectively. As of December 31, 2017, our corporate securities had an amortized cost and estimated fair value of $15.9 million and $16.5 million, respectively. Corporate securities are comprised of debt for large regional banks. There were four corporate securities in an unrealized loss position as of June 30, 2018 and one corporate security in an unrealized loss position as of December 31, 2017. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
During the six-months ended June 30, 2018, all of our pooled trust preferred collateralized debt obligations were liquidated either through a successful auction call or sale. At December 31, 2017, the pooled trust preferred securities had an amortized cost and estimated fair value of $27.5 million and $23.6 million, respectively. Other-than-temporary impairment charges were recognized on the pooled trust preferred securities in 2008, 2009 and 2010. The following table provides a cumulative roll forward of credit losses recognized in earnings for the trust preferred securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Balance, beginning (a)	$9,759	$16,828	$12,208	$17,056
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(76)	(218)	(223)	(446)
Reduction for debt securities sold during the period	(9,164)	—	(9,164)	—
Reduction for debt securities called during the period	(519)	—	(2,821)	—
Balance, ending	$—	$16,610	$—	$16,610

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
In the first six months of 2018 and 2017, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of June 30, 2018 and 2017, there were no equity securities in an unrealized loss position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2018 and December 31, 2017, our FHLB stock totaled $25.3 million and $29.8 million, respectively, and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and six months ended June 30, 2018.
Note 9 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	June 30, 2018			December 31, 2017
	Originated	Acquired	Total	Originated	Acquired	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,088,075	$42,563	$1,130,638	$1,122,741	$40,642	$1,163,383
Real estate construction	250,695	9,130	259,825	242,905	5,963	248,868
Residential real estate	1,251,353	267,497	1,518,850	1,206,119	220,251	1,426,370
Commercial real estate	1,948,287	224,328	2,172,615	1,892,185	126,911	2,019,096
Loans to individuals	551,647	6,531	558,178	543,411	6,248	549,659
Total loans	$5,090,057	$550,049	$5,640,106	$5,007,361	$400,015	$5,407,376
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
The following tables represent our credit risk profile by creditworthiness:

	June 30, 2018
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,011,631	$250,695	$1,239,626	$1,908,710	$551,492	$4,962,154
Non-Pass
OAEM	51,197	—	1,614	20,662	—	73,473
Substandard	18,409	—	10,113	18,915	155	47,592
Doubtful	6,838	—	—	—	—	6,838
Total Non-Pass	76,444	—	11,727	39,577	155	127,903
Total	$1,088,075	$250,695	$1,251,353	$1,948,287	$551,647	$5,090,057

Acquired loans
Pass	$37,075	$9,130	$263,650	$219,437	$6,515	$535,807
Non-Pass
OAEM	5,349	—	734	2,078	—	8,161
Substandard	139	—	3,113	2,813	16	6,081
Doubtful	—	—	—	—	—	—
Total Non-Pass	5,488	—	3,847	4,891	16	14,242
Total	$42,563	$9,130	$267,497	$224,328	$6,531	$550,049

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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of June 30, 2018. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of June 30, 2018 and December 31, 2017. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	June 30, 2018
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated loans
Commercial, financial, agricultural and other	$53	$317	$91	$19,771	$20,232	$1,067,843	$1,088,075
Real estate construction	—	—	—	—	—	250,695	250,695
Residential real estate	3,192	830	800	6,243	11,065	1,240,288	1,251,353
Commercial real estate	448	1,727	160	3,824	6,159	1,942,128	1,948,287
Loans to individuals	1,715	288	624	155	2,782	548,865	551,647
Total	$5,408	$3,162	$1,675	$29,993	$40,238	$5,049,819	$5,090,057

Acquired loans
Commercial, financial, agricultural and other	$160	$—	$11	$73	$244	$42,319	$42,563
Real estate construction	—	—	—	—	—	9,130	9,130
Residential real estate	238	9	21	2,589	2,857	264,640	267,497
Commercial real estate	—	—	—	2,030	2,030	222,298	224,328
Loans to individuals	28	28	18	16	90	6,441	6,531
Total	$426	$37	$50	$4,708	$5,221	$544,828	$550,049

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
At June 30, 2018 and December 31, 2017, there were no nonaccrual loans held for sale. There was a gain of $1.2 million recognized on the sale of an impaired commercial, financial, agricultural and other relationship during the six months ended

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2018. There were $21 thousand in gains recognized in the same period in 2017 on the sale of an impaired commercial, financial, agricultural and other relationship.
The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of June 30, 2018 and December 31, 2017. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	June 30, 2018			December 31, 2017
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Originated loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$1,932	$6,769		$5,548	$12,153
Real estate construction	—	—		—	—
Residential real estate	10,347	12,174		10,625	12,470
Commercial real estate	4,463	7,073		5,155	5,489
Loans to individuals	253	292		347	383
Subtotal	16,995	26,308		21,675	30,495
With an allowance recorded:
Commercial, financial, agricultural and other	19,537	19,889	$6,597	16,866	21,094	$3,478
Real estate construction	—	—	—	—	—	—
Residential real estate	877	948	281	456	478	107
Commercial real estate	3,704	3,735	662	954	954	128
Loans to individuals	—	—	—	—	—	—
Subtotal	24,118	24,572	7,540	18,276	22,526	3,713
Total	$41,113	$50,880	$7,540	$39,951	$53,021	$3,713

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2018			December 31, 2017
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Acquired loans
With no related allowance recorded:
Commercial, financial, agricultural and other	$73	$73		$436	$449
Real estate construction	—	—		—	—
Residential real estate	2,534	3,056		666	965
Commercial real estate	2,030	2,994		940	1,842
Loans to individuals	16	17		17	17
Subtotal	4,653	6,140		2,059	3,273
With an allowance recorded:
Commercial, financial, agricultural and other	—	—	$—	—	—	$—
Real estate construction	—	—	—	—	—	—
Residential real estate	97	112	61	93	122	4
Commercial real estate	—	—	—	137	150	29
Loans to individuals	—	—	—	—	—	—
Subtotal	97	112	61	230	272	33
Total	$4,750	$6,252	$61	$2,289	$3,545	$33

	For the Six Months Ended June 30,
	2018				2017
	Originated Loans		Acquired Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$8,034	$528	$355	$—	$13,888	$289	$36	$—
Real estate construction	—	—	—	—	—	—	50	—
Residential real estate	10,316	125	1,366	1	11,434	185	465	7
Commercial real estate	6,076	54	1,359	—	6,586	88	1,575	—
Loans to individuals	322	4	17	—	341	11	—	—
Subtotal	24,748	711	3,097	1	32,249	573	2,126	7
With an allowance recorded:
Commercial, financial, agricultural and other	19,694	52	—	—	9,220	46	82	—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	845	9	32	—	279	—	7	—
Commercial real estate	2,477	35	—	—	484	13	161	—
Loans to individuals	—	—	—	—	—	—	—	—
Subtotal	23,016	96	32	—	9,983	59	250	—
Total	$47,764	$807	$3,129	$1	$42,232	$632	$2,376	$7

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2018				2017
	Originated Loans		Acquired Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$6,793	$481	$299	$—	$12,583	$251	$72	$—
Real estate construction	—	—	—	—	—	—	100	—
Residential real estate	10,334	64	1,962	1	11,339	110	623	7
Commercial real estate	6,086	23	1,692	—	6,596	34	3,151	—
Loans to individuals	292	3	16	—	344	9	—	—
Subtotal	23,505	571	3,969	1	30,862	404	3,946	7
With an allowance recorded:
Commercial, financial, agricultural and other	22,812	23	—	—	8,813	20	164	—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	880	5	65	—	332	—	14	—
Commercial real estate	3,551	34	—	—	481	6	160	—
Loans to individuals	—	—	—	—	—	—	—	—
Subtotal	27,243	62	65	—	9,626	26	338	—
Total	$50,748	$633	$4,034	$1	$40,488	$430	$4,284	$7
Unfunded commitments related to nonperforming loans were $1.6 million at June 30, 2018 and $2.4 million at December 31, 2017. After consideration of the requirements to draw and available collateral related to these commitments, a reserve of $0.1 million and $0.2 million was established for these off balance sheet exposures at June 30, 2018 and December 31, 2017, respectively.

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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$11,162	$11,563
Nonaccrual status	18,573	11,222
Total	$29,735	$22,785
Commitments
Letters of credit	$60	$60
Unused lines of credit	1,572	54
Total	$1,632	$114

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Six Months Ended June 30, 2018
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	8	$4,710	$—	$11,679	$16,389	$11,972	$4,095
Residential real estate	17	20	75	729	824	779	—
Commercial real estate	3	3,017	—	966	3,983	3,870	206
Loans to individuals	7	—	52	26	78	69	—
Total	35	$7,747	$127	$13,400	$21,274	$16,690	$4,301

	For the Six Months Ended June 30, 2017
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	4	$6,768	$1,786	$—	$8,554	$6,422	$960
Residential real estate	12	129	187	413	729	683	4
Commercial real estate	3	179	—	84	263	258	—
Loans to individuals	7	—	17	48	65	56	—
Total	26	$7,076	$1,990	$545	$9,611	$7,419	$964
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the six months ended June 30, 2018 and 2017, $0.1 million and $0.2 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2018 and 2017 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three Months Ended June 30, 2018
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	7	$—	$—	$11,679	$11,679	$11,591	$3,714
Residential real estate	6	—	—	383	383	381	—
Commercial real estate	2	—	—	966	966	960	—
Loans to individuals	4	—	24	14	38	35	—
Total	19	$—	$24	$13,042	$13,066	$12,967	$3,714

	For the Three Months Ended, June 30, 2017
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	3	$6,768	$1,745	$—	$8,513	$6,385	$960
Residential real estate	5	—	85	108	193	189	4
Commercial real estate	1	—	—	68	68	68	—
Loans to individuals	4	—	3	17	20	17	—
Total	13	$6,768	$1,833	$193	$8,794	$6,659	$964
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the three months ended June 30, 2018 and 2017, $24 thousand and $91 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2018 and 2017 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the six months ended June 30:

	2018		2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$302	—	$—
Residential real estate	—	$—	4	$103
Total	1	$302	4	$103

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the three months ended June 30:

	2018		2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	—	$—	4	$103
Total	—	$—	4	$103

The following tables provide detail related to the allowance for credit losses:

	For the Six Months Ended June 30, 2018
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$23,418	$1,349	$2,753	$17,328	$3,404	$48,252
Charge-offs	(861)	—	(681)	(2,411)	(2,245)	(6,198)
Recoveries	618	1	196	87	307	1,209
Provision (credit)	1,907	(88)	1,288	2,727	2,061	7,895
Ending balance	25,082	1,262	3,556	17,731	3,527	51,158
Acquired loans:
Beginning balance	11	—	6	29	—	46
Charge-offs	(93)	—	(48)	—	(11)	(152)
Recoveries	18	6	50	—	12	86
Provision (credit)	87	(6)	119	(23)	(1)	176
Ending balance	23	—	127	6	—	156
Total ending balance	$25,105	$1,262	$3,683	$17,737	$3,527	$51,314
Ending balance: individually evaluated for impairment	$6,597	$—	$342	$662	$—	$7,601
Ending balance: collectively evaluated for impairment	18,508	1,262	3,341	17,075	3,527	43,713
Loans:
Ending balance	1,130,638	259,825	1,518,850	2,172,615	558,178	5,640,106
Ending balance: individually evaluated for impairment	21,087	—	5,175	9,037	—	35,299
Ending balance: collectively evaluated for impairment	1,109,551	259,825	1,513,675	2,163,578	558,178	5,604,807

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2017
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$35,974	$577	$2,492	$6,619	$4,504	$50,166
Charge-offs	(5,277)	—	(610)	(60)	(2,170)	(8,117)
Recoveries	3,636	96	192	146	248	4,318
Provision (credit)	(961)	95	42	602	1,750	1,528
Ending balance	33,372	768	2,116	7,307	4,332	47,895
Acquired loans:
Beginning balance	—	—	19	—	—	19
Charge-offs	—	—	(9)	—	(8)	(17)
Recoveries	—	1	27	4	46	78
Provision (credit)	118	(1)	(33)	46	(38)	92
Ending balance	118	—	4	50	—	172
Total ending balance	$33,490	$768	$2,120	$7,357	$4,332	$48,067
Ending balance: individually evaluated for impairment	$1,791	$—	$35	$309	$—	$2,135
Ending balance: collectively evaluated for impairment	31,699	768	2,085	7,048	4,332	45,932
Loans:
Ending balance	1,199,800	249,255	1,416,926	1,963,001	545,800	5,374,782
Ending balance: individually evaluated for impairment	16,917	—	6,978	8,697	—	32,592
Ending balance: collectively evaluated for impairment	1,182,883	249,255	1,409,948	1,954,304	545,800	5,342,190

	For the Three Months Ended June 30, 2018
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$27,532	$1,114	$3,141	$18,494	$3,416	$53,697
Charge-offs	(571)	—	(226)	(2,243)	(1,076)	(4,116)
Recoveries	362	—	121	18	112	613
Provision (credit)	(2,241)	148	520	1,462	1,075	964
Ending balance	25,082	1,262	3,556	17,731	3,527	51,158
Acquired loans:
Beginning balance	20	—	13	2	—	35
Charge-offs	(93)	—	(32)	—	(7)	(132)
Recoveries	11	—	33	—	5	49
Provision (credit)	85	—	113	4	2	204
Ending balance	23	—	127	6	—	156
Total ending balance	$25,105	$1,262	$3,683	$17,737	$3,527	$51,314

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended, June 30, 2017
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

Note 10 Income Taxes
At June 30, 2018 and December 31, 2017, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state returns for tax years 2014 and forward remain open for examination as of June 30, 2018.
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

Level 3 assets at December 31, 2017 included pooled trust preferred collateralized debt obligations with an estimated fair value of $23.6 million. During the six-months ended June 30, 2018, the entire portfolio of trust preferred securities were liquidated either by a successful auction call or by sale. These securities were considered level 3 because there was little or no active trading since 2009; therefore, it is more appropriate to determine estimated fair value using a discounted cash flow analysis. When determining the fair value of these securities, the discount rate applied to the cash flows was determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security.
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
In accordance with ASU 2011-4, the following table provides information related to quantitative inputs and assumptions used in June 30, 2018 Level 3 fair value measurements.

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
Equities	1,670		Par Value	N/A	N/A
Impaired Loans	1,224	(a)	Reserve study	Discount rate	10.00%
				Gas per MMBTU	$2.81 - $3.35 (b)
				Oil per BBL/d	$51.59 - $59.55 (b)
	13,557	(a)	Discounted Cash Flow	Discount Rate	1.90% - 11.50%
Limited Partnership Investments	2,297		Par Value	N/A	N/A

(a)	The remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(b)	Unobservable inputs are defined as follows: MMBTU - million British thermal units; BBL/d - barrels per day.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$10,179	$—	$10,179
Mortgage-Backed Securities - Commercial	—	120,285	—	120,285
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	670,752	—	670,752
Other Government-Sponsored Enterprises	—	100	—	100
Obligations of States and Political Subdivisions	—	27,168	—	27,168
Corporate Securities	—	21,089	—	21,089
Total Debt Securities	—	849,573	—	849,573
Equities	—	—	1,670	1,670
Total Securities Available for Sale	—	849,573	1,670	851,243
Other Investments	—	25,327	—	25,327
Loans Held for Sale	—	7,038	—	7,038
Other Assets(a)	—	6,839	2,297	9,136
Total Assets	$—	$888,777	$3,967	$892,744
Other Liabilities(a)	$—	$7,307	$—	$7,307
Total Liabilities	$—	$7,307	$—	$7,307

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$11,338	$—	$11,338
Mortgage-Backed Securities - Commercial	—	24,149	—	24,149
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	625,555	—	625,555
Other Government-Sponsored Enterprises	—	1,097	—	1,097
Obligations of States and Political Subdivisions	—	27,410	—	27,410
Corporate Securities	—	16,493	—	16,493
Pooled Trust Preferred Collateralized Debt Obligations	—	—	23,646	23,646
Total Debt Securities	—	706,042	23,646	729,688
Equities	—	—	1,670	1,670
Total Securities Available for Sale	—	706,042	25,316	731,358
Other Investments	—	29,837	—	29,837
Loans Held for Sale	—	14,850	—	14,850
Other Assets(a)	—	1,778	2,143	3,921
Total Assets	$—	$752,507	$27,459	$779,966
Other Liabilities(a)	$—	$3,079	$—	$3,079
Total Liabilities	$—	$3,079	$—	$3,079

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the six months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2018
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$23,646	$1,670	$2,143	$27,459
Total gains or losses
Included in earnings	8,102	—	—	8,102
Included in other comprehensive income	(118)	—	—	(118)
Purchases, issuances, sales and settlements
Purchases	—	—	154	154
Issuances	—	—	—	—
Sales	(12,289)	—	—	(12,289)
Settlements	(19,341)	—	—	(19,341)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of period	$—	$1,670	$2,297	$3,967

	2017
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$33,292	$1,670	$930	$35,892
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	410	—	—	410
Purchases, issuances, sales and settlements
Purchases	—	—	547	547
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(54)	—	—	(54)
Transfers from Level 3	—	—		—
Transfers into Level 3	—	—	—	—
Balance, end of period	$33,648	$1,670	$1,477	$36,795
During the six months ended June 30, 2018 and 2017, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2018 and 2017.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2018
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$14,132	$1,670	$2,292	$18,094
Total gains or losses
Included in earnings	5,262	—	—	5,262
Included in other comprehensive income	(4,647)	—	—	(4,647)
Purchases, issuances, sales and settlements
Purchases	—	—	5	5
Issuances	—	—	—	—
Sales	(12,289)	—	—	(12,289)
Settlements	(2,458)	—	—	(2,458)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of period	$—	$1,670	$2,297	$3,967

	2017
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$33,741	$1,670	$1,340	$36,751
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	(87)	—	—	(87)
Purchases, issuances, sales and settlements
Purchases	—	—	137	137
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(6)	—	—	(6)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of period	$33,648	$1,670	$1,477	$36,795
During the three months ended June 30, 2018 and 2017, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2018 and 2017.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$12,864	$25,398	$38,262
Other real estate owned	—	4,031	—	4,031
Total Assets	$—	$16,895	$25,398	$42,293

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$23,249	$15,245	$38,494
Other real estate owned	—	3,264	—	3,264
Total Assets	$—	$26,513	$15,245	$41,758
The following gain (losses) were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Impaired loans	$992	$(238)	$(6,544)	$(1,278)
Other real estate owned	(437)	(1,094)	(437)	(1,125)
Total losses	$555	$(1,332)	$(6,981)	$(2,403)
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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned, determined using an internal valuation, is classified as Level 3. OREO has a current carrying value of $3.8 million as of June 30, 2018 and consists primarily of residential and commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2018.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.2 million at June 30, 2018 and December 31, 2017. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	June 30, 2018
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$101,744	$101,744	$101,744	$—	$—
Interest-bearing deposits	2,237	2,237	2,237	—	—
Securities available for sale	851,243	851,243	—	849,573	1,670
Securities held to maturity	403,019	390,168	—	390,168	—
Other investments	25,327	25,327	—	25,327	—
Loans held for sale	7,038	7,038	—	7,038	—
Loans	5,640,106	5,648,478	—	12,864	5,635,614
Financial liabilities
Deposits	5,913,574	5,913,538	—	5,913,538	—
Short-term borrowings	545,187	545,095	—	545,095	—
Subordinated debt	170,304	170,561	—	—	170,561
Long-term debt	7,859	8,012	—	8,012	—
Capital lease obligation	7,405	7,405	—	7,405	—

	December 31, 2017
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$98,624	$98,624	$98,624	$—	$—
Interest-bearing deposits	8,668	8,668	8,668	—	—
Securities available for sale	731,358	731,358	—	706,042	25,316
Securities held to maturity	422,096	418,249	—	418,249	—
Other investments	29,837	29,837	—	29,837	—
Loans held for sale	14,850	14,850	—	14,850	—
Loans	5,407,376	5,443,434	—	23,249	5,420,185
Financial liabilities
Deposits	5,580,705	5,580,812	—	5,580,812	—
Short-term borrowings	707,466	707,263	—	707,263	—
Subordinated debt	72,167	65,785	—	—	65,785
Long-term debt	8,161	8,548	—	8,548	—
Capital lease obligation	7,590	7,590	—	7,590	—

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
The periodic net settlement of interest rate swaps is recorded as an adjustment to "Interest and fees on loans" in the Condensed Consolidated Statements of Income. For both the three and six months ended June 30, 2018, there was a $0.2 million negative impact on interest income as a result of these interest rate swaps. Changes in the fair value of the effective portion of cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest and fees on loans," the same line item in the Condensed Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at June 30, 2018 and December 31, 2017, and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Condensed Consolidated Statements of Income. The impact to noninterest expense for the three and six months ended June 30, 2018 was an increase of $33 thousand and a decrease of $29 thousand, respectively.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At June 30, 2018, the underlying funded mortgage loan commitments had a carrying value of $6.4 million and a fair value of $7.2 million, while the underlying unfunded mortgage

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loan commitments had a notional amount of $19.8 million. At December 31, 2017, the underlying funded mortgage loan commitments had a carrying value of $14.3 million and a fair value of $14.7 million, while the underlying unfunded mortgage loan commitments had a notional amount of $13.8 million. The interest rate lock commitments reduced other noninterest expense by $0.7 million for both the three and six months ended June 30, 2018.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Condensed Consolidated Statements of Income. The impact on other noninterest expense for the six months ended June 30, 2018 totaled $8 thousand. At June 30, 2018 and December 31, 2017, the underlying loans had a carrying value of $3.2 million and $10.0 million, respectively, and a fair value of $3.2 million and $10.1 million, respectively.

The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$652	$(791)
Notional amount:
Interest rate derivatives	435,491	401,304
Interest rate caps	46,278	46,444
Risk participation agreements	187,256	197,660
Sold credit protection on risk participation agreements	(75,253)	(46,170)
Interest rate options	19,824	—
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	492	459
Notional amount	115,000	150,000
Interest rate forwards:
Fair value adjustment	48	19
Notional amount	20,000	17,000
Foreign exchange forwards:
Fair value adjustment	(23)	(70)
Notional amount	3,222	10,077

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in "Other income" on the Condensed Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Non-hedging interest rate derivatives
Increase (decrease) in other income	$—	$(37)	$789	$(35)
Decrease in other expense	(653)	—	(653)	—
Hedging interest rate derivatives
(Decrease) increase in interest and fees on loans	(150)	136	(231)	385
Increase (decrease) in other expense	10	(5)	10	73
Hedging interest rate forwards
Increase (decrease) in other expense	33	(17)	(29)	95
Hedging foreign exchange forwards
Increase (decrease) in other expense	11	(1)	8	1

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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of June 30, 2018 and December 31, 2017 was $274.4 million and $255.4 million, respectively. Goodwill increased $19.1 million during the six months ended June 30, 2018 primarily as a result of the acquisition of Garfield in May 2018. No impairment charges on goodwill or other intangible assets were incurred in 2018 or 2017.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of June 30, 2018, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Subordinated Debentures
Subordinated Debentures outstanding are as follows:

		June 30, 2018		December 31, 2017
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	$49,132	4.875% until June 1, 2023, then LIBOR + 1.845%
First Commonwealth Bank	2033	$49,005	5.50% until June 1, 2028, then LIBOR + 2.37%
First Commonwealth Capital Trust II	2034	$30,929	LIBOR + 2.85%	$30,929	LIBOR + 2.85%
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85%	41,238	LIBOR + 2.85%
Total		$170,304		$72,167
On May 21, 2018, First Commonwealth issued ten-year subordinated notes with an aggregate principal amount of $50.0 million and a fixed-to-floating rate of 4.875%. The rate remains fixed until June 1, 2023, then adjusts on a quarterly basis to LIBOR + 1.845%. The Bank may redeem the notes, beginning with the interest payment due on June 1, 2023, in whole or in part at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. Deferred issuance costs of $0.9 million are being amortized on a straight-line basis over the term of the notes.
On May 21, 2018, First Commonwealth issued fifteen-year subordinated notes with an aggregate principal amount of $50.0 million and a fixed-to-floating rate of 5.50%. The rate remains fixed until June 1, 2028, then adjusts on a quarterly basis to LIBOR + 2.37%. The Bank may redeem the notes, beginning with the interest payment due on June 1, 2028, in whole or in part at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. Deferred issuance costs of $1.0 million are being amortized on a straight-line basis over the term of the notes.
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

Note 15 Revenue Recognition

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

In connection with the adoption of Topic 606, First Commonwealth is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, for example, sales commission. The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

The Company also evaluated whether it has any significant contract balances. A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration resulting in a contract receivable or before payment is due resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the Company has already received payment from the customer. First Commonwealth’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as trust income which is based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with derivatives are not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust income, service charges on deposits, insurance and retail brokerage commissions, card related interchange income and gain (loss) on sale of OREO. The recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers.

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

Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $1.1 million in commission expense.

Card Related Interchange Income

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

Gains(losses) on sales of OREO

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact on the condensed consolidated statements of income of adopting ASC 606 is outlined below:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2018			June 30, 2018
	As Reported	Under Legacy GAAP	Impact of ASC 606	As Reported	Under Legacy GAAP	Impact of ASC 606
	(dollars in thousands)
Noninterest Income
Net securities gains (losses)	$5,262	$5,262	$—	$8,102	$8,102	$—
Trust income	1,880	1,880	—	3,808	3,808	—
Service charges on deposit accounts	4,423	4,423	—	8,829	8,829	—
Insurance and retail brokerage commissions	1,820	2,493	(673)	3,688	4,741	(1,053)
Income from bank owned life insurance	2,168	2,168	—	3,662	3,662	—
Gain on sale of mortgage loans	1,241	1,241	—	2,725	2,725	—
Gain on sale of other loans and assets	2,331	2,331	—	2,905	2,905	—
Card-related interchange income	5,143	5,143	—	9,885	9,885	—
Derivatives mark to market	—	—	—	789	789	—
Swap fee income	297	297	—	587	587	—
Other income	1,743	1,990	(247)	3,371	3,844	(473)
Total noninterest income	26,308	27,228	(920)	48,351	49,877	(1,526)
Noninterest Expense
Salaries and employee benefits	26,154	26,827	(673)	51,027	52,080	(1,053)
Net occupancy expense	4,222	4,222	—	8,591	8,591	—
Furniture and equipment expense	3,647	3,647	—	7,187	7,187	—
Data processing expense	2,478	2,575	(97)	4,911	5,084	(173)
Advertising and promotion expense	1,176	1,176	—	1,985	1,985	—
Pennsylvania shares tax expense	1,247	1,247	—	2,150	2,150	—
Intangible amortization	829	829	—	1,613	1,613	—
Collection and repossession expense	607	607	—	1,430	1,430	—
Other professional fees and services	1,031	1,031	—	2,038	2,038	—
FDIC insurance	597	597	—	1,373	1,373	—
Loss on sale or write-down of assets	497	497	—	694	694	—
Litigation and operational losses	197	197	—	376	376	—
Merger and acquisition related	1,273	1,273	—	1,610	1,610	—
Other operating expenses	5,174	5,324	(150)	11,017	11,317	(300)
Total noninterest expense	$49,129	$50,049	(920)	$96,002	$97,528	(1,526)
Net Impact			$—			$—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$1,880	$1,711	$3,808	$3,128
Service charges on deposit accounts	4,423	4,736	8,829	9,055
Insurance and retail brokerage commissions	1,820	2,442	3,688	4,524
Card-related interchange income	5,143	4,842	9,885	9,093
Gain on sale of other loans and assets	184	172	391	362
Other income	980	933	1,872	1,878
Noninterest Income (in-scope of Topic 606)	14,430	14,836	28,473	28,040
Noninterest Income (out-of-scope of Topic 606)	11,878	4,068	19,878	7,796
Total Noninterest Income	$26,308	$18,904	$48,351	$35,836

Note 16 New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, "Leases (Topic 842)" providing an optional practical expedient to Topic 842. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain relief; full retrospective application is prohibited. We have established a lease implementation team, which includes members of finance, facilities and operations. The implementation team is in the process of analyzing data on leased assets and implementing a third-party software to assist with evaluating the impact of this ASU. It is expected that the new standard will increase assets and liabilities for the right-of-use assets and associated lease liabilities. The consolidated statements of income will be impacted by depreciation expense of the right-of-use assets and interest expense of the lease liabilities for arrangements previously accounted for as operating leases.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The guidance requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The standard is effective for the Company as of January 1, 2020. We have established a CECL implementation team, which includes members from the finance and credit areas, with oversight by the Chief Executive Officer, Chief Financial Officer and Chief Credit Officer. Management is in the process of implementing a third-party software to assist with this ASU. Management is currently evaluating the impact of the amended guidance on First Commonwealth’s financial condition or results of operations.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and six months ended June 30, 2018 and 2017, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 51 and 58 for the six and three months ended June 30, 2018 and 2017, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands, except per share data)
Net Income	$32,081	$14,013	$55,351	$29,901
Per Share Data:
Basic Earnings per Share	$0.32	$0.14	$0.56	$0.32
Diluted Earnings per Share	0.32	0.14	0.56	0.32
Cash Dividends Declared per Common Share	0.09	0.08	0.17	0.16
Average Balance:
Total assets	$7,520,085	$7,381,816	$7,410,840	$7,047,176
Total equity	936,593	872,233	914,727	814,973
End of Period Balance:
Net loans (1)			$5,595,830	$5,336,500
Total assets			7,648,755	7,383,386
Total deposits			5,913,574	5,533,135
Total equity			960,785	879,465
Key Ratios:
Return on average assets	1.71%	0.76%	1.51%	0.86%
Return on average equity	13.74%	6.44%	12.20%	7.40%
Dividends payout ratio	28.13%	57.14%	30.36%	50.00%
Average equity to average assets ratio	12.45%	11.82%	12.34%	11.56%
Net interest margin	3.78%	3.54%	3.74%	3.52%
Net loans to deposits ratio			94.63%	96.45%
(1) Includes loans held for sale.

Results of Operations
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net Income
For the six months ended June 30, 2018, First Commonwealth had net income of $55.4 million, or $0.56 diluted earnings per share, compared to net income of $29.9 million, or $0.32 diluted earnings per share, in the six months ended June 30, 2017. Growth in net income is a result of increases in net interest income and noninterest income as well as a decrease in noninterest expense, slightly offset by an increase in the provision for credit losses. Also contributing to the increase in net income is a decrease in the statutory Federal tax rate from 35% in 2017 to 21% in 2018.
For the six months ended June 30, 2018, the Company’s return on average equity was 12.20% and its return on average assets was 1.51%, compared to 7.40% and 0.86%, respectively, for the six months ended June 30, 2017.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $124.4 million in the first six months of 2018, compared to $111.7 million for the same period in 2017. This increase was due to both growth in average interest earning assets of $312.9 million and a 40 basis point increase in the yield on interest earning assets. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 72% and 75% for the six months ended June 30, 2018 and 2017, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The net interest margin, on a fully taxable equivalent basis, was 3.74% and 3.52% for the six months ended June 30, 2018 and June 30, 2017, respectively. The 22 basis point increase in the net interest margin is attributable to both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 4.22% for the six months ended June 30, 2018, an increase of 40 basis points compared to the 3.82% yield for the same period in 2017. This increase is largely due to an increase in the loan portfolio yield, which improved by 42 basis points when compared to the six months ended June 30, 2017. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased 73 basis points largely due to the Federal Reserve increasing short term interest rates five times since December 2016. In addition, the yield on the investment portfolio increased 17 basis points in comparison to the prior year. The majority of this increase can be attributed to investment security runoff being replaced with higher yielding investments. Additionally, four basis points of the increase in the yield on interest-earnings assets can be attributed to the recognition of $1.5 million in previously unrecognized interest due to the sale of one previously impaired commercial loan and our trust preferred security portfolio. Investment portfolio purchases during the six months ended June 30, 2018 have been primarily in mortgage-related assets with approximate durations of 30-64 months and corporate securities with durations of approximately five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities at higher rates if interest rates rise.
The cost of interest-bearing liabilities increased to 0.64% for the six months ended June 30, 2018, from 0.40% for the same period in 2017, primarily due to an increase in the cost of short-term borrowings and an increase in long term debt as a result of the issuance of $100 million of subordinated debt in the second quarter of 2018. Deposits acquired in our recent acquisitions, along with approximately $50 million of the subordinated debt proceeds and organic growth in consumer checking and savings deposits, contributed to a decline in average short-term borrowings of $280.0 million for the six months ended June 30, 2018 compared to the same period in 2017. Higher market interest rates resulted in the cost of interest-bearing deposits increasing 20 basis points and short-term borrowings increasing 65 basis points in comparison to the same period last year. The impact of the subordinated debt on the cost of interest-bearing liabilities was 2 basis points for the six months ended June 30, 2018.
For the six months ended June 30, 2018, changes in interest rates positively impacted net interest income by $5.8 million when compared with the same period in 2017. The higher yield on interest-earning assets positively impacted net interest income by $12.4 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $6.6 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $6.9 million in the six months ended June 30, 2018, as compared to the same period in 2017. Higher levels of interest-earning assets resulted in an increase of $6.7 million in interest income, and changes in the volume of interest-bearing liabilities decreased interest expense by $0.2 million, primarily as the result of decreases in short-term borrowings. Average earning assets for the six months ended June 30, 2018 increased $312.9 million, or 4.9%, compared to the same period in 2017. Average loans for the comparable period increased $344.1 million, or 6.7%.
Net interest income also benefited from a $157.2 million increase in average net free funds at June 30, 2018 as compared to June 30, 2017. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $106.7 million, or 8.1%, in noninterest-bearing demand deposit average balances. Additionally, average time deposits for the six months ended June 30, 2018 increased by $106.4 million at higher costs compared to the comparable period in 2017, increasing net interest income by $1.4 million. Increases in market interest rates negatively impacted interest expense by $6.6 million, while changes in the mix of interest-bearing liabilities had a $0.2 million positive impact.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the six months ended June 30:

	2018	2017
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$139,439	$119,299
Adjustment to fully taxable equivalent basis	1,011	2,067
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	140,450	121,366
Interest expense	16,079	9,652
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$124,371	$111,714

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the six months ended June 30:

	2018			2017
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$6,532	$70	2.16%	$15,033	$67	0.90%
Tax-free investment securities	67,706	1,039	3.09	66,699	1,234	3.73
Taxable investment securities	1,157,284	16,124	2.81	1,180,966	15,217	2.60
Loans, net of unearned income (b)(c)	5,482,745	123,217	4.53	5,138,643	104,848	4.11
Total interest-earning assets	6,714,267	140,450	4.22	6,401,341	121,366	3.82
Noninterest-earning assets:
Cash	90,915			87,629
Allowance for credit losses	(52,860)			(52,009)
Other assets	658,518			610,215
Total noninterest-earning assets	696,573			645,835
Total Assets	$7,410,840			$7,047,176
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,160,718	$1,892	0.33%	$988,786	$480	0.10%
Savings deposits (d)	2,451,275	3,577	0.29	2,319,199	1,802	0.16
Time deposits	683,220	3,164	0.93	576,834	1,738	0.61
Short-term borrowings	636,689	4,784	1.52	916,694	3,946	0.87
Long-term debt	109,937	2,662	4.88	84,616	1,686	4.02
Total interest-bearing liabilities	5,041,839	16,079	0.64	4,886,129	9,652	0.40
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,415,698			1,309,019
Other liabilities	38,576			37,055
Shareholders’ equity	914,727			814,973
Total Noninterest-Bearing Funding Sources	2,369,001			2,161,047
Total Liabilities and Shareholders’ Equity	$7,410,840			$7,047,176
Net Interest Income and Net Yield on Interest-Earning Assets		$124,371	3.74%		$111,714	3.52%

(a)
Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the six months ended June 30, 2018 and the 35% federal income tax statutory rate for the six months ended June 30, 2017.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the six months ended June 30, 2018 compared with June 30, 2017:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$3	$(38)	$41
Tax-free investment securities	(195)	19	(214)
Taxable investment securities	907	(305)	1,212
Loans	18,369	7,013	11,356
Total interest income (b)	19,084	6,689	12,395
Interest-bearing liabilities:
Interest-bearing demand deposits	1,412	85	1,327
Savings deposits	1,775	105	1,670
Time deposits	1,426	322	1,104
Short-term borrowings	838	(1,208)	2,046
Long-term debt	976	505	471
Total interest expense	6,427	(191)	6,618
Net interest income	$12,657	$6,880	$5,777

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the six months ended June 30:

	2018		2017
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,994	25%	$(843)	(52)%
Real estate construction	(94)	(1)	94	6
Residential real estate	1,407	17	9	1
Commercial real estate	2,704	34	648	40
Loans to individuals	2,060	25	1,712	105
Total	$8,071	100%	$1,620	100%
The provision for credit losses for the six months ended June 30, 2018 increased in comparison to the six months ended June 30, 2017 by $6.5 million. The level of provision expense in the first six months of 2018 is primarily a result of a $3.1 million increase in specific reserves for one commercial, financial, agricultural and other borrower and a $1.8 million specific reserve, and subsequent charge-off, for one commercial real estate borrower. The provision expense for loans to individuals is a result of $1.9 million in net charge-offs recognized during the six months ended June 30, 2018, with $1.1 million of the charge-offs related to indirect auto loans and $0.6 million to personal lines of credit. The majority of the provision expense for the residential real estate category can be attributed to growth in the portfolio in comparison to December 31, 2017.
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
The allowance for credit losses was $51.3 million, or 0.91%, of total loans outstanding and 1.01% of total originated loans outstanding at June 30, 2018, compared to $48.3 million, or 0.89%, and 0.96%, respectively, at December 31, 2017 and $48.1 million, or 0.89%, and 0.98%, respectively, at June 30, 2017. Nonperforming loans as a percentage of total loans increased to 0.81% at June 30, 2018 from 0.78% at December 31, 2017 and 0.75% as of June 30, 2017. The allowance to nonperforming loan ratio was 111.89%, 114.34% and 119.61% as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively.

Below is an analysis of the consolidated allowance for credit losses for the six months ended June 30, 2018 and 2017 and the year-ended December 31, 2017:

	June 30, 2018	June 30, 2017	December 31, 2017
	(dollars in thousands)
Balance, beginning of period	$48,298	$50,185	$50,185
Loans charged off:
Commercial, financial, agricultural and other	954	5,277	6,634
Real estate construction	—	—	—
Residential real estate	729	619	1,287
Commercial real estate	2,411	60	340
Loans to individuals	2,256	2,178	4,248
Total loans charged off	6,350	8,134	12,509
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	636	3,636	3,901
Real estate construction	7	97	470
Residential real estate	246	219	371
Commercial real estate	87	150	278
Loans to individuals	319	294	515
Total recoveries	1,295	4,396	5,535
Net credit losses	5,055	3,738	6,974
Provision charged to expense	8,071	1,620	5,087
Balance, end of period	$51,314	$48,067	$48,298

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the six months ended June 30:

	2018	2017	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$3,808	$3,128	$680	22%
Service charges on deposit accounts	8,829	9,055	(226)	(2)
Insurance and retail brokerage commissions	3,688	4,524	(836)	(18)
Income from bank owned life insurance	3,662	2,741	921	34
Card-related interchange income	9,885	9,093	792	9
Swap fee income	587	241	346	144
Other income	3,371	3,430	(59)	(2)
Subtotal	33,830	32,212	1,618	5
Net securities gains (losses)	8,102	603	7,499	1,244
Gain on sale of mortgage loans	2,725	2,292	433	19
Gain on sale of other loans and assets	2,905	764	2,141	280
Derivatives mark to market	789	(35)	824	2,354
Total noninterest income	$48,351	$35,836	$12,515	35%

Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivatives mark to market, increased $1.6 million for the first six months of 2018 compared to 2017. Income from bank owned life insurance increased $0.9 million, primarily due to a $0.7 million death claim benefit recognized in the six months ended June 30, 2018. Card-related interchange income increased $0.8 million during the first six months of 2018 compared to 2017 due to growth in customer accounts and transactions, including $0.3 million which is attributable to the DCB acquisition. Trust income increased $0.7 million, of which $0.3 million can be attributed to accounts obtained in the DCB acquisition. Swap fee income increased $0.3 million during the first six months compared to the same period in the prior year due to an increase in the number of interest rate swaps entered into for our commercial loan customers. Insurance and retail brokerage commissions decreased by $0.8 million as a result of $1.1 million in producer commission expense that is netted against revenue in 2018 but was included as salary expense in 2017. This change is a result of Topic 606, the new revenue recognition standard which was adopted January 1, 2018.
Total noninterest income for the six months ended June 30, 2018 increased $12.5 million in comparison to the six months ended June 30, 2017. The most significant change, other than the changes noted above, includes a $7.5 million increase in net securities gains resulting from the redemption of two of our pooled trust preferred securities and the sale of the remaining pooled trust preferred portfolio, a $2.1 million increase in the gain on sale of loans and other assets primarily due to a $1.2 million gain recognized on the sale of a restructured commercial loan, and a $0.8 million increase in the mark to market adjustment on interest rate swaps entered into for our commercial loan customers. This adjustment does not reflect a realized gain on the swaps, but rather relates to a change in fair value due to movements in corporate bond spreads and swap rates. Gain on sale of mortgage loans increased $0.4 million as a result of continued growth in our mortgage lending area.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the six months ended June 30:

	2018	2017	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$51,027	$48,764	$2,263	5%
Net occupancy expense	8,591	7,882	709	9
Furniture and equipment expense	7,187	6,411	776	12
Data processing expense	4,911	4,430	481	11
Advertising and promotion expense	1,985	1,794	191	11
Pennsylvania shares tax expense	2,150	1,977	173	9
Intangible amortization	1,613	1,418	195	14
Collection and repossession expense	1,430	940	490	52
Other professional fees and services	2,038	2,055	(17)	(1)
FDIC insurance	1,373	1,770	(397)	(22)
Other operating expenses	11,017	11,278	(261)	(2)
Subtotal	93,322	88,719	4,603	5
Loss on sale or write-down of assets	694	1,319	(625)	(47)
Merger and acquisition related	1,610	10,481	(8,871)	(85)%
Litigation and operational losses	376	509	(133)	(26)%
Total noninterest expense	$96,002	$101,028	$(5,026)	(5)%

Noninterest expense, excluding loss on sale or write-down of assets, litigation and operational losses and merger and acquisition related expenses, increased $4.6 million, or 5%, for the six months ended June 30, 2018 compared to the same period in 2017. Contributing to the higher expenses in 2018 is a $2.3 million increase in salaries and employee benefits as a result of a higher number of full-time equivalent employees due to the DCB and Garfield acquisitions, annual merit increases and higher incentive compensation. The higher number of employees is primarily a result of the acquisition of DCB in April 2017 and Garfield in May 2018. These acquisitions also accounted for the $0.7 million increase in net occupancy expense, $0.2 million of the $0.8 million increase in furniture and equipment expense and all of the $0.2 million increase in intangible amortization. The most significant items contributing to the $0.3 million decrease in other operating expense includes a decrease of $0.5 million in unfunded commitment reserve expense in 2018 as compared to 2017 offset by an increase in contribution expense of $0.3 million. Collection and repossession expense increased $0.5 million due to costs related to an OREO property.

Total noninterest expense decreased by $5.0 million, or 5%, for the six months ended June 30, 2018 compared to the same period in 2017. The decrease is mainly due to a decrease of $8.9 million in merger and acquisition expense.
Income Tax
The provision for income taxes decreased $0.6 million for the six months ended June 30, 2018, compared to the corresponding period in 2017.  Despite a $24.8 million increase in the level of income before taxes, the lower provision for income taxes can be attributed to the Tax Cuts and Jobs Act passed in December 2017, which decreased the statutory Federal tax rate from 35% to 21%.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the six months ended June 30, 2018 and 2017.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. Additionally, the six months ended June 30, 2018, included a $0.6 million adjustment to the deferred tax asset adjustment recorded in the fourth quarter of 2017 due to the reduction in the statutory tax rate. These provided for an annual effective tax rate of 19.1% and 30.2% for the six months ended June 30, 2018 and 2017, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

As of June 30, 2018, our deferred tax assets totaled $26.9 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net Income
For the three months ended June 30, 2018, First Commonwealth had net income of $32.1 million, or $0.32 diluted earnings per share, compared to net income of $14.0 million, or $0.14 diluted earnings per share, in the three months ended June 30, 2017. Growth in net income is the result of increases in net interest income and noninterest income as well as a decrease in noninterest expense which more than offset the increase in provision for credit losses. Also contributing to the increase in net income is a decrease in the statutory Federal tax rate from 35% in 2017 to 21% in 2018.
For the three months ended June 30, 2018, the Company’s return on average equity was 13.74% and its return on average assets was 1.71%, compared to 6.44% and 0.76%, respectively, for the three months ended June 30, 2017.
Net Interest Income
Net interest income on a fully taxable equivalent basis was $64.2 million in the second quarter of 2018, compared to $58.9 million for the same period in 2017. This increase was due to both growth in average interest earning assets of $144.1 million and a 46 basis point increase in the yield on interest earning assets. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income), at 71% and 75% for the three months ended June 30, 2018 and 2017, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.78% and 3.54% for the three months ended June 30, 2018 and June 30, 2017, respectively. The 24 basis point increase in the net interest margin is attributable to both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 4.32% for the three months ended June 30, 2018, an increase of 46 basis points compared to the 3.86% yield for the same period in 2017. This increase is largely due to an increase in the loan portfolio yield, which improved by 47 basis points when compared to the three months ended June 30, 2017. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased 83 basis points largely due to the Federal Reserve increasing short term interest rates five times since December 2016. The yield on the investment portfolio increased 29 basis points in comparison to the prior year. This increase can be attributed to investment security runoff being replaced with higher yielding investments. Additionally, nine basis points of the increase in the yield on interest-earnings assets can be attributed to the recognition of $1.5 million in previously unrecognized interest due to the sale of one previously impaired commercial loan and our trust preferred security portfolio. Investment portfolio purchases during the three months ended June 30, 2018 have been primarily in mortgage-related assets with approximate durations of 30-64 months. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities at higher rates if interest rates rise.
The cost of interest-bearing liabilities increased to 0.73% for the three months ended June 30, 2018, from 0.42% for the same period in 2017, primarily due to an increase in the cost of short-term borrowings and long-term debt. Deposits acquired in our recent acquisitions, approximately $50 million in proceeds from the issuance of subordinated debt as well as organic growth in consumer checking and savings deposits contributed to a decline in average short-term borrowings of $300.9 million for the three months ended June 30, 2018 compared to the same period in 2017. Higher market interest rates resulted in the cost of short-term borrowings increasing 68 basis points. The issuance of $100 million in subordinated debt in May 2018 had a 3 basis point impact on the cost of interest-bearing liabilities for the three months ended June 30, 2018.
For the three months ended June 30, 2018, changes in interest rates positively impacted net interest income by $3.5 million when compared with the same period in 2017. The higher yield on interest-earning assets positively impacted net interest income by $7.5 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $4.0 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $1.8 million in the three months ended June 30, 2018, as compared to the same period in 2017. Higher levels of interest-earning

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

assets resulted in an increase of $1.8 million in interest income, and changes in the volume and mix of interest-bearing liabilities decreased interest expense by $19 thousand, primarily as the result of decreases in short-term borrowings. Average earning assets for the three months ended June 30, 2018 increased $144.1 million, or 2.2%, compared to the same period in 2017. Average loans for the comparable period increased $193.0 million, or 3.6%.
Net interest income also benefited from a $112.8 million increase in average net free funds at June 30, 2018 as compared to June 30, 2017. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest components of the increase in net free funds was an increase of $44.8 million, or 3.2%, in noninterest-bearing demand deposit average balances and an increase of $64.4 million, or 7.4%, in average shareholders' equity. The increase in deposits is largely impacted by deposits acquired from the acquisition of Garfield in May of 2018. Additionally, average time deposits for the three months ended June 30, 2018 increased by $151.8 million at higher costs compared to the comparable period in 2017, decreasing net interest income by $1.0 million. Increases in market interest rates negatively impacted interest expense by $4.0 million.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended June 30:

	2018	2017
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$72,940	$63,120
Adjustment to fully taxable equivalent basis	517	1,079
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	73,457	64,199
Interest expense	9,265	5,303
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$64,192	$58,896

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended June 30:

	2018			2017
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$6,043	$39	2.59%	$23,461	$55	0.94%
Tax-free investment securities	67,604	520	3.09	67,446	623	3.70
Taxable investment securities	1,190,309	8,549	2.88	1,221,907	7,747	2.54
Loans, net of unearned income (b)(c)	5,551,053	64,349	4.65	5,358,089	55,774	4.18
Total interest-earning assets	6,815,009	73,457	4.32	6,670,903	64,199	3.86
Noninterest-earning assets:
Cash	94,871			92,796
Allowance for credit losses	(55,443)			(51,475)
Other assets	665,648			669,592
Total noninterest-earning assets	705,076			710,913
Total Assets	$7,520,085			$7,381,816
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,189,051	$1,194	0.40%	$1,085,309	$354	0.13%
Savings deposits (d)	2,461,355	2,033	0.33	2,428,170	987	0.16
Time deposits	732,677	1,865	1.02	580,874	867	0.60
Short-term borrowings	601,633	2,489	1.66	902,547	2,197	0.98
Long-term debt	131,851	1,684	5.12	88,351	898	4.08
Total interest-bearing liabilities	5,116,567	9,265	0.73	5,085,251	5,303	0.42
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,431,007			1,386,240
Other liabilities	35,918			38,092
Shareholders’ equity	936,593			872,233
Total noninterest-bearing funding sources	2,403,518			2,296,565
Total Liabilities and Shareholders’ Equity	$7,520,085			$7,381,816
Net Interest Income and Net Yield on Interest-Earning Assets		$64,192	3.78%		$58,896	3.54%

(a)
Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended June 30, 2018 and the 35% federal income tax statutory rate for the three months ended June 30, 2017.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended June 30, 2018 compared with June 30, 2017:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(16)	$(41)	$25
Tax-free investment securities	(103)	1	(104)
Taxable investment securities	802	(200)	1,002
Loans	8,575	2,011	6,564
Total interest income (b)	9,258	1,771	7,487
Interest-bearing liabilities:
Interest-bearing demand deposits	840	34	806
Savings deposits	1,046	13	1,033
Time deposits	998	227	771
Short-term borrowings	292	(735)	1,027
Long-term debt	786	442	344
Total interest expense	3,962	(19)	3,981
Net interest income	$5,296	$1,790	$3,506

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.

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

The table below provides a breakout of the provision for credit losses by loan category for the three months ended June 30:

	2018		2017
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$(2,156)	(185)%	$(3,027)	188%
Real estate construction	148	13	111	(7)
Residential real estate	633	54	(270)	17
Commercial real estate	1,466	126	771	(48)
Loans to individuals	1,077	92	806	(50)
Total	$1,168	100%	$(1,609)	100%
The provision for credit losses for the three months ended June 30, 2018 increased in comparison to the three months ended June 30, 2017 by $2.8 million. The increase in the provision expense related to commercial real estate loans is primarily due to an increase in the historical loss factor for this category, while the increase related to loans to individuals is primarily due to charge-offs of $0.5 million in indirect auto loans and $0.3 million in charge-offs related to personal lines of credit loans. The decrease in provision expense related to commercial, financial, agricultural and other loans can be attributed to a $1.8 million decrease in specific reserve as a result of an updated collateral valuation for one borrower.
The majority of the 2017 provision expense is primarily due to $3.1 million in recoveries recognized on two commercial loans in the commercial, financial, agricultural and other loan category. The provision expense related to loans to individuals is a result of charge-offs of $0.6 million on indirect automobile loans and $0.2 million on personal lines of credit. The provision for commercial real estate loans is primarily due to changes in qualitative risk factors related to commercial real estate. The negative provision for residential real estate is a result of lower historical loss factors.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended June 30, 2018 and 2017 and the year-ended December 31, 2017:

	June 30, 2018	June 30, 2017	December 31, 2017
	(dollars in thousands)
Balance, beginning of period	$53,732	$48,676	$50,185
Loans charged off:
Commercial, financial, agricultural and other	664	1,452	6,634
Real estate construction	—	—	—
Residential real estate	258	146	1,287
Commercial real estate	2,243	29	340
Loans to individuals	1,083	973	4,248
Total loans charged off	4,248	2,600	12,509
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	373	3,268	3,901
Real estate construction	—	43	470
Residential real estate	154	91	371
Commercial real estate	18	33	278
Loans to individuals	117	165	515
Total recoveries	662	3,600	5,535
Net credit losses	3,586	(1,000)	6,974
Provision charged to expense	1,168	(1,609)	5,087
Balance, end of period	$51,314	$48,067	$48,298

Noninterest Income
The following table presents the components of noninterest income for the three months ended June 30:

	2018	2017	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,880	$1,711	$169	10%
Service charges on deposit accounts	4,423	4,736	(313)	(7)
Insurance and retail brokerage commissions	1,820	2,442	(622)	(25)
Income from bank owned life insurance	2,168	1,449	719	50
Card related interchange income	5,143	4,842	301	6
Swap fee income	297	314	(17)	(5)
Other income	1,743	1,724	19	1
Subtotal	17,474	17,218	256	1
Net securities gains	5,262	(49)	5,311	10,839
Gain on sale of mortgage loans	1,241	1,315	(74)	(6)
Gain on sale of other loans and assets	2,331	457	1,874	410
Derivatives mark to market	—	(37)	37	100
Total noninterest income	$26,308	$18,904	$7,404	39%

Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivatives mark to market, increased $0.3 million for the second quarter of 2018 compared to 2017. Income from bank owned life insurance increased $0.7 million during the second quarter of 2018 compared to 2017 due to death claims received during the second quarter of 2018. Offsetting this increase was a $0.6 million decrease in insurance and retail brokerage commissions as a result of $0.7 million in producer commission expense which is netted against revenue in 2018 but was included as salary expense in 2017. This change is a result of Topic 606, the new revenue recognition standard which was adopted January 1, 2018.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Total noninterest income for the second quarter of 2018 increased $7.4 million in comparison to the second quarter of 2017. The most significant change, other than the changes noted above, includes a $5.3 million increase in net securities gains resulting from the sale of our trust preferred securities portfolio and a $1.9 million increase in the gain on sale of other loans and assets due to a $1.2 million gain recognized on the sale of a commercial, financial, agricultural and other loan.

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended June 30:

	2018	2017	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$26,154	$25,298	$856	3%
Net occupancy expense	4,222	4,121	101	2
Furniture and equipment expense	3,647	3,323	324	10
Data processing expense	2,478	2,345	133	6
Advertising and promotion expense	1,176	988	188	19
Pennsylvania shares tax expense	1,247	1,161	86	7
Intangible amortization	829	846	(17)	(2)
Collection and repossession expense	607	443	164	37
Other professional fees and services	1,031	1,096	(65)	(6)
FDIC insurance	597	977	(380)	(39)
Other operating expenses	5,174	6,298	(1,124)	(18)
Subtotal	47,162	46,896	266	1
Loss on sale or write-down of assets	497	1,220	(723)	(59)
Merger and acquisition related	1,273	9,870	(8,597)	(87)
Litigation and operational losses	197	277	(80)	(29)
Total noninterest expense	$49,129	$58,263	$(9,134)	(16)%
Noninterest expense, excluding loss on sale or write-down of assets, litigation and operational losses and merger and acquisition related expenses, increased $0.3 million, or 1%, for the three months ended June 30, 2018 compared to the same period in 2017. Contributing to the higher expenses in 2018 is a $0.9 million increase in salaries and employee benefits resulting from a higher number of full-time equivalent employees due to the Garfield acquisitions, annual merit increases and higher incentive compensation. The Garfield acquisition also accounted for the $0.1 million increase in net occupancy expense and $0.1 million of the $0.3 million increase in furniture and equipment expense. The most significant item contributing to the $1.1 million decrease in other operating expense is a decrease of $0.7 million in unfunded commitment reserve expense in 2018 as compared to 2017.

Total noninterest expense decreased by $9.1 million, or 16%, for the three months ended June 30, 2018 compared to the same period in 2017, primarily due to a decrease of $8.6 million in merger and acquisition expense.

Income Tax
The provision for income taxes increased $1.6 million for the three months ended June 30, 2018, compared to the corresponding period in 2017.  The higher provision can be attributed to a $19.6 million increase in the level of income before taxes. Partially offsetting the tax related to a higher level of income before tax was the impact of the Tax Cuts and Jobs Act passed in December 2017, which decreased the statutory Federal tax rate from 35% to 21%.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended June 30, 2018 and 2017.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. These provided for an annual effective tax rate of 19.2% and 30.2% for the three months ended June 30, 2018 and 2017, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first six months of 2018, $98.1 million in liquidity was provided from the net proceeds of a $100 million subordinated debt note issued by First Commonwealth Bank, the Company's banking subsidiary. Additionally, the sale, maturity and redemption of investment securities provided $118.7 million in liquidity. This liquidity was used to pay down short-term borrowings by $162.3 million and also provided funds to originate loans, purchase investment securities and fund depositor withdrawals.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of June 30, 2018, our maximum borrowing capacity under this program was $1.1 billion and as of that date there was $14.4 million outstanding with an average weighted rate of 1.03% and an average original term of 484 days. These deposits are part of a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At June 30, 2018, the borrowing capacity under this program totaled $795.5 million and there were no amounts outstanding.
As of June 30, 2018, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.5 billion and as of that date amounts used against this capacity included $0.4 billion in outstanding borrowings and no outstanding letters of credit.
We also have available unused federal funds lines with five correspondent banks. These lines have an aggregate commitment of $195.0 million with a $16.0 million outstanding balance as of June 30, 2018. In addition, we have available unused repo lines with three correspondent banks. These lines have an aggregate commitment of $501.5 million with no outstanding balance as of June 30, 2018.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of June 30, 2018, there are no amounts outstanding on this line.
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

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$1,489,058	$1,416,771
Interest-bearing demand deposits(a)	126,296	187,281
Savings deposits(a)	3,516,714	3,361,840
Time deposits	781,506	614,813
Total	$5,913,574	$5,580,705

(a)	Balances include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.
During the first six months of 2018, total deposits increased $332.9 million, of which $141.3 million were obtained as part of the Garfield acquisition. Interest bearing demand and savings deposits increased $93.9 million, noninterest-bearing demand deposits increased $72.3 million and time deposits increased $166.7 million. The increase in time deposits is the result of an increase in core certificates of deposit of $167.1 million offset by a decline in CDARs deposits of $0.4 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.73 at both June 30, 2018 and December 31, 2017, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

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

The following is the gap analysis as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,671,668	$221,986	$331,218	$3,224,872	$1,800,475	$586,752
Investments	72,207	44,225	88,537	204,969	576,590	485,216
Other interest-earning assets	2,237	—	—	2,237	—	—
Total interest-sensitive assets (ISA)	2,746,112	266,211	419,755	3,432,078	2,377,065	1,071,968
Certificates of deposit	111,288	100,925	204,333	416,546	361,830	3,130
Other deposits	3,643,010	—	—	3,643,010	—	—
Borrowings	617,562	210	435	618,207	53,972	58,576
Total interest-sensitive liabilities (ISL)	4,371,860	101,135	204,768	4,677,763	415,802	61,706
Gap	$(1,625,748)	$165,076	$214,987	$(1,245,685)	$1,961,263	$1,010,262
ISA/ISL	0.63	2.63	2.05	0.73	5.72	17.37
Gap/Total assets	21.26%	2.16%	2.81%	16.29%	25.64%	13.21%

	December 31, 2017
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,662,906	$214,139	$359,790	$3,236,835	$1,633,236	$521,478
Investments	79,484	45,983	84,001	209,468	525,391	434,919
Other interest-earning assets	8,668	—	—	8,668	—	—
Total interest-sensitive assets (ISA)	2,751,058	260,122	443,791	3,454,971	2,158,627	956,397
Certificates of deposit	139,920	71,178	165,083	376,181	235,037	3,595
Other deposits	3,549,121	—	—	3,549,121	—	—
Borrowings	779,875	244	495	780,614	4,468	10,302
Total interest-sensitive liabilities (ISL)	4,468,916	71,422	165,578	4,705,916	239,505	13,897
Gap	$(1,717,858)	$188,700	$278,213	$(1,250,945)	$1,919,122	$942,500
ISA/ISL	0.62	3.64	2.68	0.73	9.01	68.82
Gap/Total assets	23.50%	2.58%	3.81%	17.12%	26.26%	12.90%

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

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2018 ($)	$(17,612)	$(6,664)	$4,139	$8,185
June 30, 2018 (%)	(6.70)%	(2.54)%	1.58%	3.11%

December 31, 2017 ($)	$(15,810)	$(6,181)	$5,856	$11,315
December 31, 2017 (%)	(6.51)%	(2.55)%	2.41%	4.66%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2018 ($)	$(37,235)	$(13,391)	$9,156	$17,558
June 30, 2018 (%)	(14.17)%	(5.10)%	3.48%	6.68%

December 31, 2017 ($)	$(33,734)	$(16,356)	$14,427	$27,815
December 31, 2017 (%)	(13.90)%	(6.74)%	5.94%	11.46%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the six months ended June 30, 2018 and 2017, the cost of our interest-bearing liabilities averaged 0.64% and 0.40%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.22% and 3.82%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $5.1 million at June 30, 2018 and is classified in "Other liabilities" on the Condensed Consolidated Statements of Financial Condition.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first six months of 2018, 35 loans totaling $21.3 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans increased $7.0 million from December 31, 2017 due to the addition of an $11.7 million commercial, financial, agricultural and other relationship, a $3.8 million commercial, financial, agricultural and other relationship and a $3.0 million commercial real estate relationship. Offsetting these additions is the sale of a $5.4 million commercial, financial, agricultural and other relationship, the payoff of a $0.9 million commercial real estate relationship and a $0.5 million commercial, financial, agricultural and other relationship. Please refer to Note 9, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
Nonperforming loans, including loans held for sale, increased $3.6 million to $45.9 million at June 30, 2018 compared to $42.2 million at December 31, 2017. During the six months ended June 30, 2018, $4.6 million of loans were moved to nonaccrual. Included in this total are $2.5 million commercial real estate relationship with a property management company and an $11.8 million local commercial, financial, agricultural and other relationship, of which $6.8 million is classified as doubtful. Offsetting these additions is the aforementioned sale of a $5.4 million loan and the payoff of a $0.5 million troubled debt restructured loan classified as nonaccrual.
The allowance for credit losses as a percentage of nonperforming loans was 111.89% as of June 30, 2018 compared to 114.34% at December 31, 2017 and 119.61% at June 30, 2017. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $7.6 million and general reserves of $43.7 million as of June 30, 2018. Specific reserves increased $3.9 million from December 31, 2017, and $5.5 million from June 30, 2017 primarily due to the addition of the two nonaccrual relationships noted above. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at June 30, 2018.
Criticized loans totaled $142.1 million at June 30, 2018 and represented 2.5% of the loan portfolio. The level of criticized loans increased as of June 30, 2018 when compared to December 31, 2017, by $17.7 million, or 14.2%. Classified loans totaled $60.5 million at June 30, 2018 compared to $73.0 million at December 31, 2017, a decrease of $12.5 million, or 17.1%. This increase is primarily the result of the downgrade of two relationships totaling $17.6 million offset by the payoff of four relationships totaling $11.3 million. Delinquency on accruing loans for the same period decreased $2.5 million, or 18.8%, the majority of which are commercial, financial, agricultural and other loans and residential real estate loans.
The allowance for credit losses was $51.3 million at June 30, 2018 or 0.91% of total loans outstanding, compared to 0.89% reported at December 31, 2017 and 0.89% at June 30, 2017. General reserves, or the portion of the allowance related to loans that were not specifically evaluated for impairment, as a percentage of non-impaired loans were 0.78% at June 30, 2018 compared to 0.83% at December 31, 2017 and 0.86% at June 30, 2017. General reserves as a percentage of non-impaired originated loans were 0.87% at June 30, 2018 compared to 0.90% at December 31, 2017 and 0.94% at June 30, 2017.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	June 30,				December 31, 2017
	2018		2017
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$16,128		$15,553		$19,455
Loans held for sale on a nonaccrual basis	—		—		—
Troubled debt restructured loans on nonaccrual basis	18,573		11,868		11,222
Troubled debt restructured loans on accrual basis	11,162		12,764		11,563
Total nonperforming loans	$45,863		$40,185		$42,240
Loans past due 30 to 90 days and still accruing	$9,033		$9,890		$11,401
Loans past due in excess of 90 days and still accruing	$1,725		$1,898		$1,854
Other real estate owned	$3,757		$5,964		$2,765
Loans held for sale at end of period	$7,038		$9,785		$14,850
Portfolio loans outstanding at end of period	$5,640,106		$5,374,782		$5,407,376
Average loans outstanding	$5,482,745	(a)	$5,138,643	(a)	$5,278,511	(b)
Nonperforming loans as a percentage of total loans	0.81%		0.75%		0.78%
Provision for credit losses	$8,071	(a)	$1,620	(a)	$5,087	(b)
Allowance for credit losses	$51,314		$48,067		$48,298
Net charge-offs	$5,055	(a)	$3,738	(a)	$6,974	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.19%		0.15%		0.13%
Provision for credit losses as a percentage of net charge-offs	159.66%	(a)	43.34%	(a)	72.94%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	0.91%		0.89%		0.89%
Allowance for credit losses as a percentage of end-of-period originated loans outstanding	1.01%		0.98%		0.96%
Allowance for credit losses as a percentage of nonperforming loans (d)	111.89%		119.61%		114.34%

(a)	For the six-month period ended.

(b)	For the twelve-month period ended.

(c)	Does not include loans held for sale.

(d)	Does not include nonperforming loans held for sale.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,130,638	20%	$1,163,383	22%
Real estate construction	259,825	5	248,868	5
Residential real estate	1,518,850	27	1,426,370	26
Commercial real estate	2,172,615	38	2,019,096	37
Loans to individuals	558,178	10	549,659	10
Total loans and leases net of unearned income	$5,640,106	100%	$5,407,376	100%
During the six months ended June 30, 2018, loans increased $232.7 million, or 4.3%, compared to balances outstanding at December 31, 2017. Loans acquired as part of the Garfield acquisition totaled $184.5 million. All loan categories reflect growth for the six month period ended June 30, 2018, except for the commercial, financial, agricultural and other category where new volumes were offset by several large payoffs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Net charge-offs for the six months ended June 30, 2018 totaled $5.1 million, compared to $3.7 million for the six months ended June 30, 2017. The most significant charge-offs during the six months ended June 30, 2018 included $1.8 million for one commercial real estate borrower and $1.9 million in net charge-offs related to loans to individuals, primarily indirect auto loans and personal credit lines. During the six months ended June 30, 2017, the most significant charge-offs included a $1.9 million partial charge-off on a loan to a custom display manufacturer and a $1.5 million partial charge-off related to a containment tank manufacturer. Offsetting those charge-offs were recoveries of $3.1 million on two commercial and industrial loans.

	For the Six Months Ended June 30, 2018			As of June 30, 2018
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$318	6.29%	0.01%	$21,542	46.97%	0.38%
Real estate construction	(7)	(0.14)	—	—	—	—
Residential real estate	483	9.56	0.02	13,855	30.21	0.25
Commercial real estate	2,324	45.97	0.09	10,197	22.23	0.18
Loans to individuals	1,937	38.32	0.07	269	0.59	—
Total loans, net of unearned income	$5,055	100.00%	0.19%	$45,863	100.00%	0.81%
As the above table illustrates, commercial, financial, agricultural and other, residential real estate and commercial real estate loans represented a significant portion of the nonperforming loans as of June 30, 2018. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At June 30, 2018, shareholders’ equity was $960.8 million, an increase of $72.7 million from December 31, 2017. The increase was primarily the result $55.4 million in net income and $44.3 million in treasury stock sales. These increases were partially offset by $16.8 million of dividends paid to shareholders, a decrease of $9.0 million in the fair value of available for sale investments and $1.1 million of common stock repurchases. Cash dividends declared per common share were $0.17 and $0.16 for the six months ended June 30, 2018 and 2017, respectively.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

During the second quarter of 2018, First Commonwealth Bank, the Company's banking subsidiary, issued $100 million in subordinated debt, which under the regulatory rules qualifies as Tier II capital. This subordinated debt issuance increased the Total risk-based capital ratio by 160 basis points at June 30, 2018.
As of June 30, 2018, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$910,446	14.80%	$607,505	9.875%	$645,955	10.50%	$615,195	10.00%
First Commonwealth Bank	883,627	14.39	606,343	9.875	644,719	10.50	614,018	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$755,854	12.29%	$484,466	7.875%	$522,916	8.50%	$492,156	8.00%
First Commonwealth Bank	729,035	11.87	483,539	7.875	521,916	8.50	491,215	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$755,854	10.43%	$289,903	4.000%	$289,903	4.00%	$362,379	5.00%
First Commonwealth Bank	729,035	10.08	289,273	4.000	289,273	4.00	361,591	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$685,854	11.15%	$392,187	6.375%	$430,637	7.00%	$399,877	6.50%
First Commonwealth Bank	729,035	11.87	391,437	6.375	429,813	7.00	399,112	6.50
On July 24, 2018, First Commonwealth Financial Corporation declared a quarterly dividend of $0.09 per share payable on August 17, 2108 to shareholders of record as of August 3, 2018. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 8, 2018	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: August 8, 2018	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer