Form 10-Q
period 2018-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2018-11-08
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of November 7, 2018, was 99,423,275.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2018	December 31, 2017
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$93,162	$98,624
Interest-bearing bank deposits	3,022	8,668
Securities available for sale, at fair value	889,056	731,358
Securities held to maturity, at amortized cost (Fair value of $373,933 and $418,249 at September 30, 2018 and December 31, 2017, respectively)	389,621	422,096
Other investments	25,029	29,837
Loans held for sale	8,287	14,850
Loans:
Portfolio loans	5,662,782	5,407,376
Allowance for credit losses	(50,746)	(48,298)
Net loans	5,612,036	5,359,078
Premises and equipment, net	80,426	81,339
Other real estate owned	3,874	2,765
Goodwill	274,202	255,353
Amortizing intangibles, net	13,826	15,007
Bank owned life insurance	214,322	212,099
Other assets	79,482	77,465
Total assets	$7,686,345	$7,308,539
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,451,284	$1,416,771
Interest-bearing	4,443,859	4,163,934
Total deposits	5,895,143	5,580,705
Short-term borrowings	587,806	707,466
Subordinated debentures	170,249	72,167
Other long-term debt	7,706	8,161
Capital lease obligation	7,311	7,590
Total long-term debt	185,266	87,918
Other liabilities	45,199	44,323
Total liabilities	6,713,414	6,420,412
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued at September 30, 2018 and December 31, 2017, and 100,361,434 and 97,456,478 shares outstanding at September 30, 2018 and December 31, 2017, respectively	113,915	113,915
Additional paid-in capital	492,262	470,123
Retained earnings	493,392	437,416
Accumulated other comprehensive loss, net	(20,657)	(6,173)
Treasury stock (13,553,468 and 16,458,424 shares at September 30, 2018 and December 31, 2017, respectively)	(105,981)	(127,154)
Total shareholders’ equity	972,931	888,127
Total liabilities and shareholders’ equity	$7,686,345	$7,308,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$66,105	$57,335	$188,529	$160,548
Interest and dividends on investments:
Taxable interest	7,899	7,219	23,031	21,577
Interest exempt from federal income taxes	410	410	1,231	1,212
Dividends	420	417	1,412	1,276
Interest on bank deposits	39	30	109	97
Total interest income	74,873	65,411	214,312	184,710
Interest Expense
Interest on deposits	6,006	2,491	14,639	6,511
Interest on short-term borrowings	2,603	2,427	7,387	6,373
Interest on subordinated debentures	2,302	772	4,664	2,215
Interest on other long-term debt	76	81	228	245
Interest on lease obligations	73	77	221	156
Total interest expense	11,060	5,848	27,139	15,500
Net Interest Income	63,813	59,563	187,173	169,210
Provision for credit losses	2,961	1,214	11,032	2,834
Net Interest Income after Provision for Credit Losses	60,852	58,349	176,141	166,376
Noninterest Income
Net securities gains	—	92	8,102	695
Trust income	2,206	2,147	6,014	5,275
Service charges on deposit accounts	4,589	4,803	13,418	13,858
Insurance and retail brokerage commissions	1,872	2,128	5,560	6,652
Income from bank owned life insurance	1,579	1,472	5,241	4,213
Gain on sale of mortgage loans	1,542	1,418	4,267	3,710
Gain on sale of other loans and assets	643	503	3,548	1,267
Card-related interchange income	5,044	4,780	14,929	13,873
Derivatives mark to market	—	(14)	789	(49)
Swap fee income	528	217	1,115	458
Other income	1,754	2,244	5,125	5,674
Total noninterest income	19,757	19,790	68,108	55,626
Noninterest Expense
Salaries and employee benefits	26,553	26,169	77,580	74,933
Net occupancy expense	4,341	3,715	12,932	11,597
Furniture and equipment expense	3,424	3,342	10,611	9,753
Data processing expense	2,853	2,229	7,764	6,659
Advertising and promotion expense	1,200	941	3,185	2,735
Pennsylvania shares tax expense	1,248	1,093	3,398	3,070
Intangible amortization	817	844	2,430	2,262
Collection and repossession expense	630	402	2,060	1,342
Other professional fees and services	962	1,300	3,000	3,355
FDIC insurance	217	696	1,590	2,466
Loss on sale or write-down of assets	181	167	875	1,486
Litigation and operational losses	435	598	811	1,107
Merger and acquisition related	24	(69)	1,634	10,412
Other operating expenses	6,645	5,934	17,662	17,212
Total noninterest expense	49,530	47,361	145,532	148,389
Income Before Income Taxes	31,079	30,778	98,717	73,613
Income tax provision	5,930	9,495	18,217	22,429
Net Income	$25,149	$21,283	$80,500	$51,184
Average Shares Outstanding	100,226,647	97,402,816	98,998,497	94,536,472
Average Shares Outstanding Assuming Dilution	100,490,812	97,457,470	99,197,568	94,578,490
Per Share Data:
Basic Earnings per Share	$0.25	$0.22	$0.81	$0.54
Diluted Earnings per Share	$0.25	$0.22	$0.81	$0.54
Cash Dividends Declared per Common Share	$0.09	$0.08	$0.26	$0.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net Income	$25,149	$21,283	$80,500	$51,184
Other comprehensive (loss) income, before tax benefit (expense):
Unrealized holding (losses) gains on securities arising during the period	(5,382)	1,690	(8,704)	5,935
Less: reclassification adjustment for gains on securities included in net income	—	(92)	(8,102)	(695)
Unrealized holding gains (losses) on derivatives arising during the period	198	(49)	165	(631)
Less: reclassification adjustment for losses on derivatives included in net income	—	20	10	93
Total other comprehensive (loss) income, before tax benefit (expense)	(5,184)	1,569	(16,631)	4,702
Income tax benefit (expense) related to items of other comprehensive (loss) income	1,088	(549)	3,491	(1,646)
Total other comprehensive (loss) income	(4,096)	1,020	(13,140)	3,056
Comprehensive Income	$21,053	$22,303	$67,360	$54,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2017	97,456,478	$113,915	$470,123	$437,416	$(6,173)	$(127,154)	$888,127
Cumulative effect of adoption of ASU 2018-02				1,344	(1,344)		—
January 1, 2018	97,456,478	113,915	470,123	438,760	(7,517)	(127,154)	888,127
Net income				80,500			80,500
Other comprehensive loss					(13,140)		(13,140)
Cash dividends declared ($0.26 per share)				(25,868)			(25,868)
Treasury stock acquired	(75,778)					(1,136)	(1,136)
Treasury stock reissued	2,908,234		21,579	—		22,447	44,026
Restricted stock	72,500	—	560	—		(138)	422
Balance at September 30, 2018	100,361,434	$113,915	$492,262	$493,392	$(20,657)	$(105,981)	$972,931

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2016	89,007,077	$105,563	$366,426	$412,764	$(7,027)	$(127,797)	$749,929
Net income				51,184			51,184
Other comprehensive income					3,056		3,056
Cash dividends declared ($0.24 per share)				(22,717)			(22,717)
Treasury stock acquired	(85,160)					(1,187)	(1,187)
Treasury stock reissued	181,211		1,170	—		1,387	2,557
Restricted stock	21,000	—	138	—		600	738
Common stock issuance	8,351,447	8,352	102,389				110,741
Balance at September 30, 2017	97,475,575	$113,915	$470,123	$441,231	$(3,971)	$(126,997)	$894,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Operating Activities	(dollars in thousands)
Net income	$80,500	$51,184
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,032	2,834
Deferred tax expense	2,969	3,411
Depreciation and amortization	5,620	6,711
Net gains on securities and other assets	(15,816)	(3,821)
Net amortization of premiums and discounts on securities	2,343	2,685
Income from increase in cash surrender value of bank owned life insurance	(4,364)	(4,213)
Increase in interest receivable	(2,483)	(588)
Mortgage loans originated for sale	(129,552)	(116,699)
Proceeds from sale of mortgage loans	139,685	114,819
Increase in interest payable	1,672	678
(Decrease) increase in income taxes payable	(3,412)	3,288
Distribution from unconsolidated subsidiary	9,000	—
Other-net	(3,655)	2,963
Net cash provided by operating activities	93,539	63,252
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	37,007	36,620
Purchases	(5,506)	(101,372)
Transactions with securities available for sale:
Proceeds from sales	15,939	143,660
Proceeds from maturities and redemptions	111,800	100,620
Purchases	(292,249)	(150,892)
Purchases of FHLB stock	(38,947)	(35,346)
Proceeds from the redemption of FHLB stock	43,754	42,791
Proceeds from bank owned life insurance	2,140	—
Proceeds from sale of loans	32,745	9,986
Proceeds from sale of other assets	2,486	3,835
Acquisition, net of cash acquired	705	3,188
Net increase in loans	(109,060)	(132,079)
Purchases of premises and equipment and other assets	(6,862)	(8,960)
Net cash used in investing activities	(206,048)	(87,949)
Financing Activities
Net increase in federal funds purchased	6,500	—
Net decrease in other short-term borrowings	(126,160)	(62,118)
Net increase in deposits	173,553	123,455
Repayments of other long-term debt	(23,443)	(440)
Repayments of capital lease obligation	(279)	(173)
Proceeds from issuance of other long-term debt	98,026	—
Dividends paid	(25,868)	(22,717)
Proceeds from reissuance of treasury stock	208	228
Purchase of treasury stock	(1,136)	(1,187)
Net cash provided by financing activities	101,401	37,048
Net (decrease) increase in cash and cash equivalents	(11,108)	12,351
Cash and cash equivalents at January 1	107,292	115,677
Cash and cash equivalents at September 30	$96,184	$128,028

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
The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year of 2018. These interim financial statements should be read in conjunction with First Commonwealth’s 2017 Annual Report on Form 10-K.
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
In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and when that assessment indicates that impairment exists, requiring the entity to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with this ASU, and as reflected in Note 11, "Fair Values of Assets and Liabilities," the Company measured the fair value of its loan portfolio as of September 30, 2018 using an exit price notion.
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

The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the Garfield acquisition (dollars in thousands):

Consideration Paid
Cash paid to shareholders	$17,400
Shares issued to shareholders (2,745,098 shares)	41,561
Total consideration paid		$58,961

Fair Value of Assets Acquired
Cash and cash equivalents	18,105
FHLB Stock	3,261
Loans	184,506
Premises and other equipment	409
Intangible assets	1,248
Other assets	1,747
Total assets acquired	209,276

Fair Value of Liabilities Assumed
Deposits	141,281
Federal Home Loan Bank borrowings	22,988
Other liabilities	5,068
Total liabilities assumed	169,337

Total Fair Value of Identifiable Net Assets		39,939

Goodwill		$19,022
The goodwill of $19.0 million arising from the acquisition represents the value of synergies and economies of scale expected from combining the operations of the Company with Garfield Acquisition Corporation.
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

	For the Nine Months Ended September 30,
	2018			2017
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(8,704)	$1,828	$(6,876)	$5,935	$(2,077)	$3,858
Reclassification adjustment for gains on securities included in net income	(8,102)	1,701	(6,401)	(695)	243	(452)
Total unrealized (losses) gains on securities	(16,806)	3,529	(13,277)	5,240	(1,834)	3,406
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	165	(35)	130	(631)	221	(410)
Reclassification adjustment for losses on derivatives included in net income	10	(3)	7	93	(33)	60
Total unrealized gains (losses) on derivatives	175	(38)	137	(538)	188	(350)
Total other comprehensive (loss) income	$(16,631)	$3,491	$(13,140)	$4,702	$(1,646)	$3,056

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,
	2018			2017
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(5,382)	$1,130	$(4,252)	$1,690	$(591)	$1,099
Reclassification adjustment for gains on securities included in net income	—	—	—	(92)	32	(60)
Total unrealized (losses) gains on securities	(5,382)	1,130	(4,252)	1,598	(559)	1,039
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	198	(42)	156	(49)	17	(32)
Reclassification adjustment for losses on derivatives included in net income	—	—	—	20	(7)	13
Total unrealized gains (losses) on derivatives	198	(42)	156	(29)	10	(19)
Total other comprehensive (loss) income	$(5,184)	$1,088	$(4,096)	$1,569	$(549)	$1,020

The following table details the change in components of OCI for the nine months ended September 30:

	2018				2017
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(6,166)	$299	$(306)	$(6,173)	$(7,455)	$225	$203	$(7,027)
Cumulative effect of adoption of ASU 2018-02	(1,344)	—	—	(1,344)	—	—	—	—
Balance at January 1	(7,510)	299	(306)	(7,517)	(7,455)	225	203	(7,027)
Other comprehensive (loss) income before reclassification adjustment	(6,876)	—	130	(6,746)	3,858	—	(410)	3,448
Amounts reclassified from accumulated other comprehensive (loss) income	(6,401)	—	7	(6,394)	(452)	—	60	(392)
Net other comprehensive (loss) income during the period	(13,277)	—	137	(13,140)	3,406	—	(350)	3,056
Balance at September 30	$(20,787)	$299	$(169)	$(20,657)	$(4,049)	$225	$(147)	$(3,971)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the nine months ended September 30:

	2018	2017
	(dollars in thousands)
Cash paid during the period for:
Interest	$25,780	$14,995
Income taxes	18,750	17,394
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	3,346	2,154
Loans transferred from held to maturity to held for sale	29,765	13,292
Gross (decrease) increase in market value adjustment to securities available for sale	(16,806)	5,240
Gross increase (decrease) in market value adjustment to derivatives	175	(538)
Noncash treasury stock reissuance	2,257	2,258
Net assets acquired through acquisition	21,834	36,926
Proceeds from death benefit on bank-owned life insurance not received	—	897
Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares issued	113,914,902	113,914,902	113,914,902	111,100,495
Average treasury stock shares	(13,550,710)	(16,436,228)	(14,783,078)	(16,465,984)
Average deferred compensation shares	(37,411)	—	(37,411)	—
Average unearned nonvested shares	(100,134)	(75,858)	(95,916)	(98,039)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	100,226,647	97,402,816	98,998,497	94,536,472
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	226,754	54,654	161,660	42,018
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	37,411	—	37,411	—
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	100,490,812	97,457,470	99,197,568	94,578,490
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the nine months ended September 30 because to do so would have been antidilutive.

	2018			2017
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	66,332	$8.84	$14.49	22,802	$8.55	$13.96
Restricted Stock Units	—	$—	$—	22,750	$15.09	$15.09

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
The following table identifies the notional amount of those instruments at:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,846,575	$1,840,180
Financial standby letters of credit	18,486	17,946
Performance standby letters of credit	21,460	20,472
Commercial letters of credit	927	1,149

The notional amounts outstanding as of September 30, 2018 include amounts issued in 2018 of $1.1 million in financial standby letters of credit and $0.7 million in performance standby letters of credit. There were no commercial letters of credit issued in 2018. A liability of $0.2 million has been recorded as of September 30, 2018 and December 31, 2017, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $5.2 million as of both September 30, 2018 and December 31, 2017. This liability is reflected in "Other liabilities" in the Condensed Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2018, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
First Commonwealth Financial Corporation and First Commonwealth Bank were named defendants in an action commenced August 27, 2015 by eight named plaintiffs that filed in the Court of Common Pleas of Jefferson County, Pennsylvania.  The plaintiffs alleged that the Bank repossessed motor vehicles, sold the vehicles and sought to collect deficiency balances in a manner that did not comply with the notice requirements of the Pennsylvania Uniform Commercial Code (UCC), charged inappropriate costs and fees, including storage costs for dates that a repossessed vehicle was not in storage, and wrongly filed forms with the Department of Motor Vehicles asserting that the Bank had complied with applicable laws relating to the repossession of the vehicles. First Commonwealth Financial Corporation, First Commonwealth Bank, the plaintiffs, the plaintiffs’ counsel and First Commonwealth’s liability insurer entered into a Class Action Settlement Agreement and Release in

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which, among other things, First Commonwealth and its insurer agreed to pay certain amounts into a settlement fund to be distributed among the class members and class counsel, First Commonwealth agreed to satisfy the remaining deficiency balances of the class members and request that credit reporting agencies delete the tradeline relating to the repossession from each class member’s credit report, and the class members released all claims against First Commonwealth and its insurer. At a hearing on July 23, 2018, the Court granted final approval of the settlement and dismissed all claims against First Commonwealth. In August 2018, this settlement was completed. The cost of the settlement to First Commonwealth was recorded as a liability in the second quarter of 2016.
Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$9,276	$484	$(132)	$9,628	$10,556	$789	$(7)	$11,338
Mortgage-Backed Securities – Commercial	170,086	—	(2,675)	167,411	24,611	—	(462)	24,149
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	685,721	987	(25,079)	661,629	632,422	2,622	(9,489)	625,555
Other Government-Sponsored Enterprises	100	—	—	100	1,098	—	(1)	1,097
Obligations of States and Political Subdivisions	27,590	56	(129)	27,517	27,083	327	—	27,410
Corporate Securities	20,907	473	(279)	21,101	15,907	590	(4)	16,493
Pooled Trust Preferred Collateralized Debt Obligations	—	—	—	—	27,499	526	(4,379)	23,646
Total Debt Securities	913,680	2,000	(28,294)	887,386	739,176	4,854	(14,342)	729,688
Equities	1,670	—	—	1,670	1,670	—	—	1,670
Total Securities Available for Sale	$915,350	$2,000	$(28,294)	$889,056	$740,846	$4,854	$(14,342)	$731,358

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2018, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$4,099	$4,089
Due after 1 but within 5 years	15,730	15,464
Due after 5 but within 10 years	26,342	26,269
Due after 10 years	2,426	2,896
	48,597	48,718
Mortgage-Backed Securities (a)	865,083	838,668
Total Debt Securities	$913,680	$887,386

(a)
Mortgage-Backed Securities include an amortized cost of $179.4 million and a fair value of $177.0 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $685.7 million and a fair value of $661.6 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the nine months ended September 30:

	2018	2017
	(dollars in thousands)
Proceeds from sales	$15,939	$143,660
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$4,719	$359
Gross losses	—	(316)
	4,719	43
Maturities and impairment
Gross gains	3,383	712
Gross losses	—	(60)
	3,383	652
Net gains and impairment	$8,102	$695
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
Securities available for sale with an estimated fair value of $680.9 million and $569.0 million were pledged as of September 30, 2018 and December 31, 2017, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,663	$—	$(156)	$3,507	$3,925	$—	$(14)	$3,911
Mortgage-Backed Securities- Commercial	55,726	—	(2,742)	52,984	58,249	—	(1,394)	56,855
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	273,972	—	(11,468)	262,504	305,126	10	(2,552)	302,584
Mortgage-Backed Securities – Commercial	13,413	—	(427)	12,986	14,056	—	(71)	13,985
Obligations of States and Political Subdivisions	42,447	5	(895)	41,557	40,540	335	(161)	40,714
Debt Securities Issued by Foreign Governments	400	—	(5)	395	200	—	—	200
Total Securities Held to Maturity	$389,621	$5	$(15,693)	$373,933	$422,096	$345	$(4,192)	$418,249
The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$85	$85
Due after 1 but within 5 years	3,814	3,778
Due after 5 but within 10 years	37,329	36,491
Due after 10 years	1,619	1,598
	42,847	41,952
Mortgage-Backed Securities (a)	346,774	331,981
Total Debt Securities	$389,621	$373,933

(a)
Mortgage-Backed Securities include an amortized cost of $59.4 million and a fair value of $56.5 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $287.4 million and a fair value of $275.5 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Securities held to maturity with an amortized cost of $298.9 million and $338.3 million were pledged as of September 30, 2018 and December 31, 2017, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit-related other-than-temporary impairment on debt securities is recognized in earnings, while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the nine months ended September 30, 2018 and 2017, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at September 30, 2018 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$7,267	$(288)	$—	$—	$7,267	$(288)
Mortgage-Backed Securities – Commercial	144,211	(1,538)	76,183	(3,879)	220,394	(5,417)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	399,505	(10,329)	489,431	(26,218)	888,936	(36,547)
Mortgage-Backed Securities – Commercial	12,986	(427)	—	—	12,986	(427)
Other Government-Sponsored Enterprises	—	—	100	—	100	—
Obligations of States and Political Subdivisions	44,422	(635)	5,781	(389)	50,203	(1,024)
Debt securities issued by foreign governments	395	(5)	—	—	395	(5)
Corporate Securities	18,702	(279)	—	—	18,702	(279)
Total Securities	$627,488	$(13,501)	$571,495	$(30,486)	$1,198,983	$(43,987)

At September 30, 2018, fixed income securities issued by U.S. Government-sponsored enterprises and U.S. Government agencies comprised 84% and 13%, respectively, of total unrealized losses due to changes in market interest rates. At September 30, 2018, there are 183 debt securities in an unrealized loss position.

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
As of September 30, 2018, our corporate securities had an amortized cost and an estimated fair value of $20.9 million and $21.1 million, respectively. As of December 31, 2017, our corporate securities had an amortized cost and estimated fair value of $15.9 million and $16.5 million, respectively. Corporate securities are comprised of debt for large regional banks. There were four corporate securities in an unrealized loss position as of September 30, 2018 and one corporate security in an unrealized loss position as of December 31, 2017. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
During the first six months of 2018, all of our pooled trust preferred collateralized debt obligations were liquidated either through a successful auction call or sale. At December 31, 2017, the pooled trust preferred securities had an amortized cost and estimated fair value of $27.5 million and $23.6 million, respectively. Other-than-temporary impairment charges were recognized on the pooled trust preferred securities in 2008, 2009 and 2010. The following table provides a cumulative roll forward of credit losses recognized in earnings for the trust preferred securities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Balance, beginning (a)	$—	$16,610	$12,208	$17,056
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	—	(219)	(223)	(665)
Reduction for debt securities sold during the period	—	—	(9,164)	—
Reduction for debt securities called during the period	—	—	(2,821)	—
Balance, ending	$—	$16,391	$—	$16,391

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
During the nine-months ended September 30, 2018, there were no gains or losses recognized through earnings on equity securities. During the nine-months ended September 30, 2017, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of September 30, 2018 and 2017, there were no equity securities in an unrealized loss position.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2018 and December 31, 2017, our FHLB stock totaled $25.0 million and $29.8 million, respectively, and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and nine months ended September 30, 2018.
Note 9 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	September 30, 2018			December 31, 2017
	Originated	Acquired	Total	Originated	Acquired	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,079,537	$36,667	$1,116,204	$1,122,741	$40,642	$1,163,383
Real estate construction	291,645	6,750	298,395	242,905	5,963	248,868
Residential real estate	1,277,427	255,911	1,533,338	1,206,119	220,251	1,426,370
Commercial real estate	1,929,219	207,212	2,136,431	1,892,185	126,911	2,019,096
Loans to individuals	572,696	5,718	578,414	543,411	6,248	549,659
Total loans	$5,150,524	$512,258	$5,662,782	$5,007,361	$400,015	$5,407,376

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
The following tables represent our credit risk profile by creditworthiness:

	September 30, 2018
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,023,855	$282,713	$1,266,805	$1,876,336	$572,504	$5,022,213
Non-Pass
OAEM	40,624	8,932	1,135	32,825	—	83,516
Substandard	10,740	—	9,487	20,058	192	40,477
Doubtful	4,318	—	—	—	—	4,318
Total Non-Pass	55,682	8,932	10,622	52,883	192	128,311
Total	$1,079,537	$291,645	$1,277,427	$1,929,219	$572,696	$5,150,524

Acquired loans
Pass	$30,328	$6,104	$252,769	$204,074	$5,703	$498,978
Non-Pass
OAEM	6,238	646	652	460	—	7,996
Substandard	101	—	2,490	2,678	15	5,284
Doubtful	—	—	—	—	—	—
Total Non-Pass	6,339	646	3,142	3,138	15	13,280
Total	$36,667	$6,750	$255,911	$207,212	$5,718	$512,258

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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of September 30, 2018. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of September 30, 2018 and December 31, 2017. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	September 30, 2018
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated loans
Commercial, financial, agricultural and other	$340	$—	$66	$11,506	$11,912	$1,067,625	$1,079,537
Real estate construction	—	—	—	—	—	291,645	291,645
Residential real estate	2,994	1,084	486	5,890	10,454	1,266,973	1,277,427
Commercial real estate	1,351	383	270	9,805	11,809	1,917,410	1,929,219
Loans to individuals	2,204	644	573	193	3,614	569,082	572,696
Total	$6,889	$2,111	$1,395	$27,394	$37,789	$5,112,735	$5,150,524

Acquired loans
Commercial, financial, agricultural and other	$—	$—	$20	$73	$93	$36,574	$36,667
Real estate construction	1,126	—	—	—	1,126	5,624	6,750
Residential real estate	391	95	191	2,395	3,072	252,839	255,911
Commercial real estate	43	—	—	1,920	1,963	205,249	207,212
Loans to individuals	25	22	41	15	103	5,615	5,718
Total	$1,585	$117	$252	$4,403	$6,357	$505,901	$512,258

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
At September 30, 2018 and December 31, 2017, there were no nonaccrual loans held for sale. During the nine months ended, September 30, 2018, a gain of $1.2 million was recognized on the sale of an impaired commercial, financial, agricultural and

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other relationship. There were $21 thousand in gains recognized in the same period in 2017 on the sale of an impaired commercial, financial, agricultural and other loan.
The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of September 30, 2018 and December 31, 2017. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	September 30, 2018			December 31, 2017
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Originated loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$3,177	$9,585		$5,548	$12,153
Real estate construction	—	—		—	—
Residential real estate	10,302	12,163		10,625	12,470
Commercial real estate	4,951	7,559		5,155	5,489
Loans to individuals	287	414		347	383
Subtotal	18,717	29,721		21,675	30,495
With an allowance recorded:
Commercial, financial, agricultural and other	9,998	10,219	$3,474	16,866	21,094	$3,478
Real estate construction	—	—	—	—	—	—
Residential real estate	596	602	167	456	478	107
Commercial real estate	6,094	6,161	1,722	954	954	128
Loans to individuals	—	—	—	—	—	—
Subtotal	16,688	16,982	5,363	18,276	22,526	3,713
Total	$35,405	$46,703	$5,363	$39,951	$53,021	$3,713

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2018			December 31, 2017
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Acquired loans
With no related allowance recorded:
Commercial, financial, agricultural and other	$73	$73		$436	$449
Real estate construction	—	—		—	—
Residential real estate	2,436	3,006		666	965
Commercial real estate	1,920	2,919		940	1,842
Loans to individuals	15	17		17	17
Subtotal	4,444	6,015		2,059	3,273
With an allowance recorded:
Commercial, financial, agricultural and other	—	—	$—	—	—	$—
Real estate construction	—	—	—	—	—	—
Residential real estate	—	—	—	93	122	4
Commercial real estate	—	—	—	137	150	29
Loans to individuals	—	—	—	—	—	—
Subtotal	—	—	—	230	272	33
Total	$4,444	$6,015	$—	$2,289	$3,545	$33

	For the Nine Months Ended September 30,
	2018				2017
	Originated Loans		Acquired Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$17,838	$576	$261	$10	$11,627	$142	$48	$1
Real estate construction	—	—	—	—	—	—	33	—
Residential real estate	10,639	191	1,779	3	11,417	245	487	—
Commercial real estate	7,632	146	1,558	—	6,439	522	2,076	—
Loans to individuals	322	6	16	—	350	16	2	—
Subtotal	36,431	919	3,614	13	29,833	925	2,646	1
With an allowance recorded:
Commercial, financial, agricultural and other	5,979	16	—	—	8,984	77	316	—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	532	11	—	—	266	—	68	—
Commercial real estate	1,787	3	—	—	354	14	159	—
Loans to individuals	—	—	—	—	—	—	—	—
Subtotal	8,298	30	—	—	9,604	91	543	—
Total	$44,729	$949	$3,614	$13	$39,437	$1,016	$3,189	$1

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,
	2018				2017
	Originated Loans		Acquired Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$5,697	$8	$73	$10	$7,106	$62	$72	$1
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	10,627	59	2,541	2	11,217	82	653	—
Commercial real estate	6,810	59	1,955	—	5,928	452	3,078	—
Loans to individuals	320	2	16	—	366	5	6	—
Subtotal	23,454	128	4,585	12	24,617	601	3,809	1
With an allowance recorded:
Commercial, financial, agricultural and other	10,298	4	—	—	8,510	32	786	—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	565	2	—	—	377	—	95	—
Commercial real estate	4,342	1	—	—	315	4	154	—
Loans to individuals	—	—	—	—	—	—	—	—
Subtotal	15,205	7	—	—	9,202	36	1,035	—
Total	$38,659	$135	$4,585	$12	$33,819	$637	$4,844	$1
Unfunded commitments related to nonperforming loans were $1.5 million at September 30, 2018 and $2.4 million at December 31, 2017. After consideration of the requirements to draw and available collateral related to these commitments, a reserve of $12 thousand and $0.2 million was established for these off balance sheet exposures at September 30, 2018 and December 31, 2017, respectively.

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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$8,052	$11,563
Nonaccrual status	13,876	11,222
Total	$21,928	$22,785
Commitments
Letters of credit	$60	$60
Unused lines of credit	895	54
Total	$955	$114

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Nine Months Ended September 30, 2018
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	3	$74	$—	$8,250	$8,324	$7,393	$2,811
Residential real estate	24	85	145	959	1,189	1,108	—
Commercial real estate	2	—	—	966	966	943	—
Loans to individuals	13	—	77	44	121	103	—
Total	42	$159	$222	$10,219	$10,600	$9,547	$2,811

	For the Nine Months Ended September 30, 2017
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	6	$6,768	$1,786	$47	$8,601	$6,307	$669
Residential real estate	15	129	204	513	846	777	2
Commercial real estate	4	179	—	111	290	280	—
Loans to individuals	8	—	17	60	77	62	—
Total	33	$7,076	$2,007	$731	$9,814	$7,426	$671
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the nine months ended September 30, 2018 and 2017, $0.2 million and $0.3 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2018 and 2017 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three Months Ended September 30, 2018
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$74	$—	$—	$74	$74	$—
Residential real estate	7	65	70	230	365	338	—
Loans to individuals	6	—	26	17	43	40	—
Total	14	$139	$96	$247	$482	$452	$—

	For the Three Months Ended, September 30, 2017
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$—	$47	$47	$47	$—
Residential real estate	4	—	17	100	117	106	—
Commercial real estate	1	—	—	27	27	25	—
Loans to individuals	1	—	—	12	12	11	—
Total	7	$—	$17	$186	$203	$189	$—
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the three months ended September 30, 2018 and 2017, $96 thousand and $17 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2018 and 2017 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the nine months ended September 30:

	2018		2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$272	—	$—
Residential real estate	1	$49	1	$9
Loans to individuals	1	8	1	2
Total	3	$329	2	$11

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the three months ended September 30:

	2018		2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	1	$49	—	$—
Loans to individuals	1	$8	1	$2
Total	2	$57	1	$2

The following tables provide detail related to the allowance for credit losses:

	For the Nine Months Ended September 30, 2018
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$23,418	$1,349	$2,753	$17,328	$3,404	$48,252
Charge-offs	(3,443)	—	(949)	(2,411)	(3,321)	(10,124)
Recoveries	671	93	222	123	460	1,569
Provision (credit)	1,343	150	1,584	4,623	3,274	10,974
Ending balance	21,989	1,592	3,610	19,663	3,817	50,671
Acquired loans:
Beginning balance	11	—	6	29	—	46
Charge-offs	(93)	—	(57)	—	(15)	(165)
Recoveries	31	6	75	—	24	136
Provision (credit)	71	(6)	23	(21)	(9)	58
Ending balance	20	—	47	8	—	75
Total ending balance	$22,009	$1,592	$3,657	$19,671	$3,817	$50,746
Ending balance: individually evaluated for impairment	$3,474	$—	$167	$1,722	$—	$5,363
Ending balance: collectively evaluated for impairment	18,535	1,592	3,490	17,949	3,817	45,383
Loans:
Ending balance	1,116,204	298,395	1,533,338	2,136,431	578,414	5,662,782
Ending balance: individually evaluated for impairment	12,864	—	4,522	12,012	—	29,398
Ending balance: collectively evaluated for impairment	1,103,340	298,395	1,528,816	2,124,419	578,414	5,633,384

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2017
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$35,974	$577	$2,492	$6,619	$4,504	$50,166
Charge-offs	(5,776)	—	(954)	(95)	(3,185)	(10,010)
Recoveries	3,819	465	259	206	355	5,104
Provision (credit)	(11,353)	299	1,095	10,593	1,752	2,386
Ending balance	22,664	1,341	2,892	17,323	3,426	47,646
Acquired loans:
Beginning balance	—	—	19	—	—	19
Charge-offs	—	—	(26)	—	(17)	(43)
Recoveries	1	5	45	4	51	106
Provision (credit)	479	(5)	(32)	40	(34)	448
Ending balance	480	—	6	44	—	530
Total ending balance	$23,144	$1,341	$2,898	$17,367	$3,426	$48,176
Ending balance: individually evaluated for impairment	$1,818	$—	$102	$261	$—	$2,181
Ending balance: collectively evaluated for impairment	21,326	1,341	2,796	17,106	3,426	45,995
Loans:
Ending balance	1,154,225	259,129	1,423,422	1,990,264	548,807	5,375,847
Ending balance: individually evaluated for impairment	15,995	—	7,142	8,189	—	31,326
Ending balance: collectively evaluated for impairment	1,138,230	259,129	1,416,280	1,982,075	548,807	5,344,521

	For the Three Months Ended September 30, 2018
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$25,082	$1,262	$3,556	$17,731	$3,527	$51,158
Charge-offs	(2,582)	—	(268)	—	(1,076)	(3,926)
Recoveries	53	92	26	36	153	360
Provision (credit)	(564)	238	296	1,896	1,213	3,079
Ending balance	21,989	1,592	3,610	19,663	3,817	50,671
Acquired loans:
Beginning balance	23	—	127	6	—	156
Charge-offs	—	—	(9)	—	(4)	(13)
Recoveries	13	—	25	—	12	50
Provision (credit)	(16)	—	(96)	2	(8)	(118)
Ending balance	20	—	47	8	—	75
Total ending balance	$22,009	$1,592	$3,657	$19,671	$3,817	$50,746

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended, September 30, 2017
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

Note 10 Income Taxes
At September 30, 2018 and December 31, 2017, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state returns for tax years 2014 and forward remain open for examination as of September 30, 2018.
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
Loans held for sale primarily include residential mortgage loans originated for sale in the secondary mortgage market. The estimated fair value for these loans was determined on the basis of rates obtained in the respective secondary market. Loans held for sale could also include commercial loans for which fair value is determined using an executed trade or market bid obtained from potential buyers.
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

Level 3 assets at December 31, 2017 included pooled trust preferred collateralized debt obligations with an estimated fair value of $23.6 million. During the first six-months of 2018, the entire portfolio of trust preferred securities were liquidated either by a successful auction call or by sale. These securities were considered level 3 because there was little or no active trading since 2009; therefore, it is more appropriate to determine estimated fair value using a discounted cash flow analysis. When determining the fair value of these securities, the discount rate applied to the cash flows was determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security.
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
In accordance with ASU 2011-4, the following table provides information related to quantitative inputs and assumptions used in September 30, 2018 Level 3 fair value measurements.

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
Equities	1,670		Par Value	N/A	N/A
Impaired Loans	1,184	(a)	Reserve study	Discount rate	10.00%
				Gas per MMBTU	$2.81 - $3.35 (b)
				Oil per BBL/d	$51.59 - $59.55 (b)
	7,883	(a)	Discounted Cash Flow	Discount Rate	1.9% - 9.5%
Limited Partnership Investments	2,521		Par Value	N/A	N/A

(a)	The remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(b)	Unobservable inputs are defined as follows: MMBTU - million British thermal units; BBL/d - barrels per day.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$9,628	$—	$9,628
Mortgage-Backed Securities - Commercial	—	167,411	—	167,411
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	661,629	—	661,629
Other Government-Sponsored Enterprises	—	100	—	100
Obligations of States and Political Subdivisions	—	27,517	—	27,517
Corporate Securities	—	21,101	—	21,101
Total Debt Securities	—	887,386	—	887,386
Equities	—	—	1,670	1,670
Total Securities Available for Sale	—	887,386	1,670	889,056
Other Investments	—	25,029	—	25,029
Loans Held for Sale	—	8,287	—	8,287
Other Assets(a)	—	9,046	2,521	11,567
Total Assets	$—	$929,748	$4,191	$933,939
Other Liabilities(a)	$—	$9,410	$—	$9,410
Total Liabilities	$—	$9,410	$—	$9,410

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$11,338	$—	$11,338
Mortgage-Backed Securities - Commercial	—	24,149	—	24,149
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	625,555	—	625,555
Other Government-Sponsored Enterprises	—	1,097	—	1,097
Obligations of States and Political Subdivisions	—	27,410	—	27,410
Corporate Securities	—	16,493	—	16,493
Pooled Trust Preferred Collateralized Debt Obligations	—	—	23,646	23,646
Total Debt Securities	—	706,042	23,646	729,688
Equities	—	—	1,670	1,670
Total Securities Available for Sale	—	706,042	25,316	731,358
Other Investments	—	29,837	—	29,837
Loans Held for Sale	—	14,850	—	14,850
Other Assets(a)	—	1,778	2,143	3,921
Total Assets	$—	$752,507	$27,459	$779,966
Other Liabilities(a)	$—	$3,079	$—	$3,079
Total Liabilities	$—	$3,079	$—	$3,079

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the nine months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2018
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$23,646	$1,670	$2,143	$27,459
Total gains or losses
Included in earnings	8,102	—	—	8,102
Included in other comprehensive income	(118)	—	—	(118)
Purchases, issuances, sales and settlements
Purchases	—	—	426	426
Issuances	—	—	—	—
Sales	(12,289)	—	—	(12,289)
Settlements	(19,341)	—	(48)	(19,389)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of period	$—	$1,670	$2,521	$4,191

	2017
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$33,292	$1,670	$930	$35,892
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	1,391	—	—	1,391
Purchases, issuances, sales and settlements
Purchases	—	—	638	638
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(54)	—	(6)	(60)
Transfers from Level 3	—	—		—
Transfers into Level 3	—	—	—	—
Balance, end of period	$34,629	$1,670	$1,562	$37,861
During the nine months ended September 30, 2018 and 2017, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2018 and 2017.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2018
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$—	$1,670	$2,297	$3,967
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	272	272
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	(48)	(48)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of period	$—	$1,670	$2,521	$4,191

	2017
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$33,648	$1,670	$1,477	$36,795
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	981	—	—	981
Purchases, issuances, sales and settlements
Purchases	—	—	91	91
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	(6)	(6)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of period	$34,629	$1,670	$1,562	$37,861
During the three months ended September 30, 2018 and 2017, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2018 and 2017.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$14,940	$19,546	$34,486
Other real estate owned	—	4,164	—	4,164
Total Assets	$—	$19,104	$19,546	$38,650

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$23,249	$15,245	$38,494
Other real estate owned	—	3,264	—	3,264
Total Assets	$—	$26,513	$15,245	$41,758
The following gain (losses) were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Impaired loans	$(239)	$(156)	$(6,659)	$160
Other real estate owned	(128)	(116)	(544)	(1,196)
Total losses	$(367)	$(272)	$(7,203)	$(1,036)
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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned, determined using an internal valuation, is classified as Level 3. OREO has a current carrying value of $3.9 million as of September 30, 2018 and consists primarily of residential and commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2018.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.2 million at September 30, 2018 and December 31, 2017. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	September 30, 2018
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$93,162	$93,162	$93,162	$—	$—
Interest-bearing deposits	3,022	3,022	3,022	—	—
Securities available for sale	889,056	889,056	—	887,386	1,670
Securities held to maturity	389,621	373,933	—	373,933	—
Other investments	25,029	25,029	—	25,029	—
Loans held for sale	8,287	8,287	—	8,287	—
Loans	5,662,782	5,643,537	—	14,940	5,628,597
Financial liabilities
Deposits	5,895,143	5,894,839	—	5,894,839	—
Short-term borrowings	587,806	587,776	—	587,776	—
Subordinated debt	170,249	173,533	—	—	173,533
Long-term debt	7,706	7,781	—	7,781	—
Capital lease obligation	7,311	7,311	—	7,311	—

	December 31, 2017
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$98,624	$98,624	$98,624	$—	$—
Interest-bearing deposits	8,668	8,668	8,668	—	—
Securities available for sale	731,358	731,358	—	706,042	25,316
Securities held to maturity	422,096	418,249	—	418,249	—
Other investments	29,837	29,837	—	29,837	—
Loans held for sale	14,850	14,850	—	14,850	—
Loans	5,407,376	5,443,434	—	23,249	5,420,185
Financial liabilities
Deposits	5,580,705	5,580,812	—	5,580,812	—
Short-term borrowings	707,466	707,263	—	707,263	—
Subordinated debt	72,167	65,785	—	—	65,785
Long-term debt	8,161	8,548	—	8,548	—
Capital lease obligation	7,590	7,590	—	7,590	—

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
We have 50 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have twelve risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
Derivatives Designated as Hedging Instruments
The Company has entered into an interest rate swap contract that was designated as a cash flow hedge. The interest rate swap has a notional amount of $65.0 million with an original maturity of four years. The maturity date for this contract is March 4, 2019. The Company's risk management objective for this hedge is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans benchmarked to the 1-month LIBOR rate. Therefore, the interest rate swap converts the interest payments on the first $65.0 million of a 1-month LIBOR based commercial loan into fixed rate payments.
The periodic net settlement of interest rate swaps is recorded as an adjustment to "Interest and fees on loans" in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2018 there was a $0.2 million and $0.4 million negative impact on net interest income as a result of these interest rate swaps. Changes in the fair value of the effective portion of cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest and fees on loans," the same line item in the Condensed Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at September 30, 2018 and December 31, 2017, and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Condensed Consolidated Statements of Income. The impact to noninterest expense for both the three and nine months ended September 30, 2018 was an increase of $0.1 million.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At September 30, 2018, the underlying funded

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

mortgage loan commitments had a carrying value of $7.6 million and a fair value of $8.2 million, while the underlying unfunded mortgage loan commitments had a notional amount of $16.7 million. At December 31, 2017, the underlying funded mortgage loan commitments had a carrying value of $14.3 million and a fair value of $14.7 million, while the underlying unfunded mortgage loan commitments had a notional amount of $13.8 million. The interest rate lock commitments increased other noninterest expense by $0.1 million for both the three and nine months ended September 30, 2018.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Condensed Consolidated Statements of Income. The impact on other noninterest expense for the nine months ended September 30, 2018 totaled $10 thousand. At September 30, 2018 and December 31, 2017, the underlying loans had a carrying value of $4.0 million and $10.0 million, respectively, and a fair value of $4.0 million and $10.1 million, respectively.

The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(1)	$(791)
Notional amount:
Interest rate derivatives	402,840	401,304
Interest rate caps	36,194	46,444
Risk participation agreements	201,989	197,660
Sold credit protection on risk participation agreements	(64,182)	(46,170)
Interest rate options	16,718	—
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(294)	459
Notional amount	65,000	150,000
Interest rate forwards:
Fair value adjustment	(77)	19
Notional amount	19,000	17,000
Foreign exchange forwards:
Fair value adjustment	6	(70)
Notional amount	4,058	10,077

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in "Other income" on the Condensed Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Non-hedging interest rate derivatives
(Decrease) increase in other income	$—	$(13)	$789	$(49)
Increase (decrease) in other expense	221	—	(432)	—
Hedging interest rate derivatives
(Decrease) increase in interest and fees on loans	(193)	35	(424)	420
Increase in other expense	—	9	10	82
Hedging interest rate forwards
Increase (decrease) in other expense	125	61	96	(34)
Hedging foreign exchange forwards
Increase in other expense	2	2	10	3

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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of September 30, 2018 and December 31, 2017 was $274.2 million and $255.4 million, respectively. Goodwill increased $18.8 million during the nine months ended September 30, 2018 primarily as a result of the acquisition of Garfield in May 2018. No impairment charges on goodwill or other intangible assets were incurred in 2018 or 2017.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of September 30, 2018, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Subordinated Debentures
Subordinated Debentures outstanding are as follows:

		September 30, 2018		December 31, 2017
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	$49,109	4.875% until June 1, 2023, then LIBOR + 1.845%
First Commonwealth Bank	2033	$48,973	5.50% until June 1, 2028, then LIBOR + 2.37%
First Commonwealth Capital Trust II	2034	$30,929	LIBOR + 2.85%	$30,929	LIBOR + 2.85%
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85%	41,238	LIBOR + 2.85%
Total		$170,249		$72,167
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
On May 21, 2018, First Commonwealth issued fifteen-year subordinated notes with an aggregate principal amount of $50.0 million and a fixed-to-floating rate of 5.50%. The rate remains fixed until June 1, 2028, then adjusts on a quarterly basis to LIBOR + 2.37%. The Bank may redeem the notes, beginning with the interest payment due on June 1, 2028, in whole or in part at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. Deferred issuance costs of $1.1 million are being amortized on a straight-line basis over the term of the notes.
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

The Company also evaluated whether it has any significant contract balances. A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration resulting in a contract receivable or before payment is due resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the Company has already received payment from the customer. First Commonwealth’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as trust income which is based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Insurance and Retail Brokerage Commissions

Insurance income primarily consists of commissions received from execution of personal, business and health insurance policies when acting as an agent on behalf of insurance carriers. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Because the Company’s contracts with the insurance carriers are generally cancellable by either party, with minimal notice, insurance commissions are recognized during the policy period as received. Also, the majority of insurance commissions are received on a monthly basis during the policy period, however some carriers pay the full annual commission to First Commonwealth at the time of policy issuance or renewal. In these cases, First Commonwealth would be required to refund any commissions it would not be entitled to as a result of cancelled or terminated policies. The Company has established a refund liability for the remaining term of the policies expected to be cancelled. The Company also receives incentive-based contingency fees from the insurance carriers. Contingency fee revenue, which totals approximately $0.4 million per year, is recognized as received due to the immaterial amount.

Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $1.7 million in commission expense.

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact on the condensed consolidated statements of income of adopting ASC 606 is outlined below:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2018			September 30, 2018
	As Reported	Under Legacy GAAP	Impact of ASC 606	As Reported	Under Legacy GAAP	Impact of ASC 606
	(dollars in thousands)
Noninterest Income
Net securities gains	$—	$—	$—	$8,102	$8,102	$—
Trust income	2,206	2,206	—	6,014	6,014	—
Service charges on deposit accounts	4,589	4,589	—	13,418	13,418	—
Insurance and retail brokerage commissions	1,872	2,531	(659)	5,560	7,272	(1,712)
Income from bank owned life insurance	1,579	1,579	—	5,241	5,241	—
Gain on sale of mortgage loans	1,542	1,542	—	4,267	4,267	—
Gain on sale of other loans and assets	643	643	—	3,548	3,548	—
Card-related interchange income	5,044	5,044	—	14,929	14,929	—
Derivatives mark to market	—	—	—	789	789	—
Swap fee income	528	528	—	1,115	1,115	—
Other income	1,754	2,033	(279)	5,125	5,877	(752)
Total noninterest income	19,757	20,695	(938)	68,108	70,572	(2,464)
Noninterest Expense
Salaries and employee benefits	26,553	27,212	(659)	77,580	79,292	(1,712)
Net occupancy expense	4,341	4,341	—	12,932	12,932	—
Furniture and equipment expense	3,424	3,424	—	10,611	10,611	—
Data processing expense	2,853	2,983	(130)	7,764	8,067	(303)
Advertising and promotion expense	1,200	1,200	—	3,185	3,185	—
Pennsylvania shares tax expense	1,248	1,248	—	3,398	3,398	—
Intangible amortization	817	817	—	2,430	2,430	—
Collection and repossession expense	630	630	—	2,060	2,060	—
Other professional fees and services	962	962	—	3,000	3,000	—
FDIC insurance	217	217	—	1,590	1,590	—
Loss on sale or write-down of assets	181	181	—	875	875	—
Litigation and operational losses	435	435	—	811	811	—
Merger and acquisition related	24	24	—	1,634	1,634	—
Other operating expenses	6,645	6,794	(149)	17,662	18,111	(449)
Total noninterest expense	$49,530	$50,468	(938)	$145,532	$147,996	(2,464)
Net Impact			$—			$—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$2,206	$2,147	$6,014	$5,275
Service charges on deposit accounts	4,589	4,803	13,418	13,858
Insurance and retail brokerage commissions	1,872	2,128	5,560	6,652
Card-related interchange income	5,044	4,780	14,929	13,873
Gain on sale of other loans and assets	335	181	726	542
Other income	928	1,238	2,800	3,116
Noninterest Income (in-scope of Topic 606)	14,974	15,277	43,447	43,316
Noninterest Income (out-of-scope of Topic 606)	4,783	4,513	24,661	12,310
Total Noninterest Income	$19,757	$19,790	$68,108	$55,626

Note 16 New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Additionally, the FASB issued ASU No. 2018-01, "Leases (Topic 842)" in January 2018 and ASU No. 2018-11, "Leases - Targeted Improvements" in July 2018. Both of these ASU's provide certain improvements and optional practical expedients to Topic 842. Under this new guidance, all entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. First Commonwealth has elected the transition option provided in ASU No. 2018-11, which provides for the modified retrospective approach to be applied on January 1, 2019. We have established a lease implementation team, which includes members of finance, facilities, information technology and operations. The implementation team has analyzed data on leased assets, assessed the impact of the new standard on disclosures, processes and internal controls over financial reporting and evaluated the election of certain practical expedients. During the third quarter of 2018, the implementation of a third-party software was completed in order to assist with evaluating the impact of this ASU. The implementation team continues to validate data input into the third-party software as well as finalize disclosures and internal controls. This new standard will increase assets and liabilities for the right-of-use assets and associated lease liabilities but is not expected to have a material impact on First Commonwealth's financial condition or results of operations.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The Current Expected Credit Loss ("CECL") methodology requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The standard is effective for the Company as of January 1, 2020. We have established a CECL implementation team, which includes members from the finance and credit areas, with oversight by the Chief Executive Officer, Chief Financial Officer and Chief Credit Officer. During the third quarter, Management completed the implementation of a third party software to assist with this ASU. Management is currently evaluating the impact of the amended guidance on First Commonwealth’s financial condition or results of operations.
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
In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This ASU updates disclosure requirements for fair value measurements, including elimination of the disclosure related to the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Adoption of this ASU will not have a material impact on First Commonwealth's financial condition or results of operations, as it relates only to disclosure requirements.
Note 17 Subsequent Event

On October 23, 2018, a share repurchase program was authorized by the Board of Directors for up to $25.0 million in shares of the Company’s common stock. Under this program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. Depending on market conditions and other factors, repurchases may be made at any time or from time to time, without prior notice. First Commonwealth may suspend or discontinue the program at any time.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and nine months ended September 30, 2018 and 2017, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
Explanation of Use of Non-GAAP Financial Measure
In addition to the results of operations presented in accordance with generally accepted accounting principles (“GAAP”), First Commonwealth management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully taxable equivalent basis. We believe these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and our business and performance trends as they facilitate comparison with the performance of others in the financial services industry. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 52 and 59 for the nine and three months ended September 30, 2018 and 2017, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands, except per share data)
Net Income	$25,149	$21,283	$80,500	$51,184
Per Share Data:
Basic Earnings per Share	$0.25	$0.22	$0.81	$0.54
Diluted Earnings per Share	0.25	0.22	0.81	0.54
Cash Dividends Declared per Common Share	0.09	0.08	0.26	0.24
Average Balance:
Total assets	$7,662,029	$7,377,373	$7,495,490	$7,158,451
Total equity	970,402	888,781	933,489	839,846
End of Period Balance:
Net loans (1)			$5,620,323	$5,344,771
Total assets			7,686,345	7,384,339
Total deposits			5,895,143	5,555,057
Total equity			972,931	894,301
Key Ratios:
Return on average assets	1.30%	1.14%	1.44%	0.96%
Return on average equity	10.28%	9.50%	11.53%	8.15%
Dividends payout ratio	36.00%	36.36%	32.10%	44.44%
Average equity to average assets ratio	12.67%	12.05%	12.45%	11.73%
Net interest margin	3.67%	3.61%	3.71%	3.55%
Net loans to deposits ratio			95.34%	96.21%
(1) Includes loans held for sale.

Results of Operations
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net Income
For the nine months ended September 30, 2018, First Commonwealth had net income of $80.5 million, or $0.81 diluted earnings per share, compared to net income of $51.2 million, or $0.54 diluted earnings per share, in the nine months ended September 30, 2017. Growth in net income is a result of increases in net interest income and noninterest income, as well as a decrease in noninterest expense, offset by an increase in the provision for credit losses. Also contributing to the increase in net income is a decrease in the statutory Federal tax rate from 35% in 2017 to 21% in 2018.
For the nine months ended September 30, 2018, the Company’s return on average equity was 11.53% and its return on average assets was 1.44%, compared to 8.15% and 0.96%, respectively, for the nine months ended September 30, 2017.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $188.7 million in the first nine months of 2018, compared to $172.4 million for the same period in 2017. This increase was due to both growth in average interest earning assets of $302.6 million and a 38 basis point increase in the yield on interest earning assets. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 73% and 75% for the nine months ended September 30, 2018 and 2017, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.71% and 3.55% for the nine months ended September 30, 2018 and September 30, 2017, respectively. The 16 basis point increase in the net interest margin is attributable to both

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities, as well as three basis points attributable to the recognition of previously unrecognized interest income on assets that had previously been impaired.

The taxable equivalent yield on interest-earning assets was 4.25% for the nine months ended September 30, 2018, an increase of 38 basis points compared to the 3.87% yield for the same period in 2017. This increase is largely due to an increase in the loan portfolio yield, which improved by 41 basis points when compared to the nine months ended September 30, 2017. Contributing to this increase was an increase in the yield on our adjustable and variable rate commercial loan portfolios, which increased 72 basis points largely due to the Federal Reserve increasing short term interest rates 150 basis points since December 2016. The yield on the investment portfolio increased 15 basis points in comparison to the prior year. The majority of this increase can be attributed to investment security runoff being replaced with higher yielding investments. Additionally, three basis points of the increase in the yield on interest-earnings assets can be attributed to the recognition of $1.5 million in previously unrecognized interest due to the sale of one previously impaired commercial loan and our trust preferred security portfolio. Investment portfolio purchases during the nine months ended September 30, 2018 have been primarily in mortgage-related assets with approximate durations of 30-64 months and corporate securities with durations of approximately five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities at higher rates if interest rates rise.
The cost of interest-bearing liabilities increased to 0.71% for the nine months ended September 30, 2018, from 0.42% for the same period in 2017, primarily due to an increase in the cost of short-term borrowings and an increase in long term debt as a result of the issuance of $100 million of subordinated debt in the second quarter of 2018. Deposits acquired in our recent acquisitions, along with approximately $50 million of the subordinated debt proceeds and organic growth in consumer checking and savings deposits, contributed to a decline in average short-term borrowings of $273.4 million for the nine months ended September 30, 2018 compared to the same period in 2017. Higher market interest rates resulted in the cost of interest-bearing deposits increasing 20 basis points and short-term borrowings increasing 65 basis points in comparison to the same period last year. The impact of the subordinated debt on the cost of interest-bearing liabilities was 3 basis points for the nine months ended September 30, 2018.
For the nine months ended September 30, 2018, changes in interest rates positively impacted net interest income by $7.1 million when compared with the same period in 2017. The higher yield on interest-earning assets positively impacted net interest income by $18.3 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $11.2 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $9.2 million in the nine months ended September 30, 2018, as compared to the same period in 2017. Higher levels of interest-earning assets resulted in an increase of $9.7 million in interest income, and changes in the volume of interest-bearing liabilities increased interest expense by $0.5 million, primarily due to an increase in long term borrowings as a result of the subordinated debt issued in May 2018. Average earning assets for the nine months ended September 30, 2018 increased $302.6 million, or 4.7%, compared to the same period in 2017. Average loans for the comparable period increased $315.3 million, or 6.0%.
Net interest income also benefited from a $151.5 million increase in average net free funds at September 30, 2018 as compared to September 30, 2017. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $89.2 million, or 6.7%, in noninterest-bearing demand deposit average balances. Average time deposits for the nine months ended September 30, 2018 increased by $146.0 million at higher costs compared to the comparable period in 2017, increasing interest expense by $2.9 million. Increases in market interest rates negatively impacted interest expense by $11.2 million, while changes in the mix of interest-bearing liabilities had a $0.5 million negative impact.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the nine months ended September 30:

	2018	2017
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$214,312	$184,710
Adjustment to fully taxable equivalent basis	1,509	3,171
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	215,821	187,881
Interest expense	27,139	15,500
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$188,682	$172,381

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the nine months ended September 30:

	2018			2017
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$5,068	$109	2.88%	$12,838	$97	1.01%
Tax-free investment securities	67,694	1,559	3.08	67,202	1,865	3.71
Taxable investment securities	1,178,190	24,443	2.77	1,183,574	22,852	2.58
Loans, net of unearned income (b)(c)	5,541,600	189,710	4.58	5,226,320	163,067	4.17
Total interest-earning assets	6,792,552	215,821	4.25	6,489,934	187,881	3.87
Noninterest-earning assets:
Cash	92,517			90,072
Allowance for credit losses	(52,885)			(51,493)
Other assets	663,306			629,938
Total noninterest-earning assets	702,938			668,517
Total Assets	$7,495,490			$7,158,451
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,181,295	$3,244	0.37%	$1,045,242	$962	0.12%
Savings deposits (d)	2,446,013	5,884	0.32	2,353,186	2,905	0.17
Time deposits	718,164	5,511	1.03	572,128	2,644	0.62
Short-term borrowings	614,103	7,387	1.61	887,463	6,373	0.96
Long-term debt	135,368	5,113	5.05	85,843	2,616	4.07
Total interest-bearing liabilities	5,094,943	27,139	0.71	4,943,862	15,500	0.42
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,426,566			1,337,328
Other liabilities	40,492			37,415
Shareholders’ equity	933,489			839,846
Total Noninterest-Bearing Funding Sources	2,400,547			2,214,589
Total Liabilities and Shareholders’ Equity	$7,495,490			$7,158,451
Net Interest Income and Net Yield on Interest-Earning Assets		$188,682	3.71%		$172,381	3.55%

(a)
Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the nine months ended September 30, 2018 and the 35% federal income tax statutory rate for the nine months ended September 30, 2017.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the nine months ended September 30, 2018 compared with September 30, 2017:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$12	$(59)	$71
Tax-free investment securities	(306)	14	(320)
Taxable investment securities	1,591	(104)	1,695
Loans	26,643	9,833	16,810
Total interest income (b)	27,940	9,684	18,256
Interest-bearing liabilities:
Interest-bearing demand deposits	2,282	122	2,160
Savings deposits	2,979	118	2,861
Time deposits	2,867	677	2,190
Short-term borrowings	1,014	(1,963)	2,977
Long-term debt	2,497	1,508	989
Total interest expense	11,639	462	11,177
Net interest income	$16,301	$9,222	$7,079

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the nine months ended September 30:

	2018		2017
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,414	13%	$(10,874)	(384)%
Real estate construction	144	1	294	10
Residential real estate	1,607	15	1,063	38
Commercial real estate	4,602	42	10,633	375
Loans to individuals	3,265	29	1,718	61
Total	$11,032	100%	$2,834	100%
The provision for credit losses for the nine months ended September 30, 2018 increased in comparison to the nine months ended September 30, 2017 by $8.2 million. The level of provision expense in the first nine months of 2018 is primarily a result of a $1.2 million increase in specific reserves for two commercial real estate loans and a $2.2 million charge-off for another commercial real estate loan. The increase in the provision for commercial, financial, agricultural and other loans is related to a $2.8 million specific reserve for one borrower. The provision expense for loans to individuals is a result of $2.9 million in net charge-offs recognized during the nine months ended September 30, 2018, with $1.6 million of the charge-offs related to indirect auto loans and $0.9 million to personal lines of credit. The majority of the provision expense for the residential real estate category can be attributed to growth in the portfolio in comparison to December 31, 2017.
The level of provision expense in the first nine months of 2017 is primarily due to net charge-offs in the loans to individuals and commercial, financial, agricultural and other categories, as well as a $1.0 million decrease in specific reserves related to nonperforming loans. Net charge-offs in the loans to individual category totaled $2.8 million for the nine months ended

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

September 30, 2017, with $1.9 million related to indirect auto loans and $0.7 million to personal lines of credit. Net charge-offs in the commercial, financial, agricultural and other category totaled $2.0 million for the same period. The level of provision expense for the commercial, financial, agricultural and other category was impacted by a decline in outstanding balances, while growth in commercial real estate loans contributed to an increase in provision expense for that loan type. Additionally, the provision expense for both of these categories was impacted by the Company's periodic assessment of the allowance for loan loss methodology, the current lending environment, and associated risks for each portfolio, which resulted in charges to certain qualitative factors, such as collateral recovery rates and vacancy rates.
The allowance for credit losses was $50.7 million, or 0.90%, of total loans outstanding and 0.99% of total originated loans outstanding at September 30, 2018, compared to $48.3 million, or 0.89%, and 0.96%, respectively, at December 31, 2017 and $48.2 million, or 0.90%, and 0.97%, respectively, at September 30, 2017. Nonperforming loans as a percentage of total loans decreased to 0.70% at September 30, 2018 from 0.78% at December 31, 2017 and 0.72% as of September 30, 2017. The allowance to nonperforming loan ratio was 127.35%, 114.34% and 124.16% as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively.

Below is an analysis of the consolidated allowance for credit losses for the nine months ended September 30, 2018 and 2017 and the year-ended December 31, 2017:

	September 30, 2018	September 30, 2017	December 31, 2017
	(dollars in thousands)
Balance, beginning of period	$48,298	$50,185	$50,185
Loans charged off:
Commercial, financial, agricultural and other	3,536	5,776	6,634
Real estate construction	—	—	—
Residential real estate	1,006	980	1,287
Commercial real estate	2,411	95	340
Loans to individuals	3,336	3,202	4,248
Total loans charged off	10,289	10,053	12,509
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	702	3,820	3,901
Real estate construction	99	470	470
Residential real estate	297	304	371
Commercial real estate	123	210	278
Loans to individuals	484	406	515
Total recoveries	1,705	5,210	5,535
Net credit losses	8,584	4,843	6,974
Provision charged to expense	11,032	2,834	5,087
Balance, end of period	$50,746	$48,176	$48,298

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the nine months ended September 30:

	2018	2017	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$6,014	$5,275	$739	14%
Service charges on deposit accounts	13,418	13,858	(440)	(3)
Insurance and retail brokerage commissions	5,560	6,652	(1,092)	(16)
Income from bank owned life insurance	5,241	4,213	1,028	24
Card-related interchange income	14,929	13,873	1,056	8
Swap fee income	1,115	458	657	143
Other income	5,125	5,674	(549)	(10)
Subtotal	51,402	50,003	1,399	3
Net securities gains	8,102	695	7,407	1,066
Gain on sale of mortgage loans	4,267	3,710	557	15
Gain on sale of other loans and assets	3,548	1,267	2,281	180
Derivatives mark to market	789	(49)	838	(1,710)
Total noninterest income	$68,108	$55,626	$12,482	22%

Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivatives mark to market, increased $1.4 million for the first nine months of 2018 compared to 2017. Income from bank owned life insurance increased $1.0 million, primarily due to $0.9 million death claim benefits recognized in the nine months ended September 30, 2018. Card-related interchange income increased $1.1 million during the first nine months of 2018 compared to 2017 due to growth in customer accounts and transactions, including $0.4 million which is attributable to the DCB acquisition. Trust income increased $0.7 million, of which $0.2 million can be attributed to accounts obtained in the DCB acquisition. Swap fee income increased $0.7 million during the first nine months compared to the same period in the prior year due to an increase in the number of interest rate swaps entered into for our commercial loan customers. Insurance and retail brokerage commissions decreased by $1.1 million as a result of $1.7 million in producer commission expense that is netted against revenue in 2018 but was included as salary expense in 2017. This change is a result of Topic 606, the new revenue recognition standard that was adopted January 1, 2018.
Total noninterest income for the nine months ended September 30, 2018 increased $12.5 million in comparison to the nine months ended September 30, 2017. The most significant change, other than the changes noted above, includes a $7.4 million increase in net securities gains resulting from the redemption of two of our pooled trust preferred securities and the sale of the remaining pooled trust preferred portfolio, a $2.3 million increase in the gain on sale of loans and other assets primarily due to a $1.2 million gain recognized on the sale of a restructured commercial loan, and a $0.8 million increase in the mark to market adjustment on interest rate swaps entered into for our commercial loan customers. This adjustment does not reflect a realized gain on the swaps, but rather relates to a change in fair value due to movements in corporate bond spreads and swap rates. Gain on sale of mortgage loans increased $0.6 million as a result of continued growth in our mortgage lending area.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the nine months ended September 30:

	2018	2017	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$77,580	$74,933	$2,647	4%
Net occupancy expense	12,932	11,597	1,335	12
Furniture and equipment expense	10,611	9,753	858	9
Data processing expense	7,764	6,659	1,105	17
Advertising and promotion expense	3,185	2,735	450	16
Pennsylvania shares tax expense	3,398	3,070	328	11
Intangible amortization	2,430	2,262	168	7
Collection and repossession expense	2,060	1,342	718	54
Other professional fees and services	3,000	3,355	(355)	(11)
FDIC insurance	1,590	2,466	(876)	(36)
Other operating expenses	17,662	17,212	450	3
Subtotal	142,212	135,384	6,828	5
Loss on sale or write-down of assets	875	1,486	(611)	(41)
Merger and acquisition related	1,634	10,412	(8,778)	(84)%
Litigation and operational losses	811	1,107	(296)	(27)%
Total noninterest expense	$145,532	$148,389	$(2,857)	(2)%

Noninterest expense, excluding loss on sale or write-down of assets, litigation and operational losses and merger and acquisition related expenses, increased $6.8 million, or 5%, for the nine months ended September 30, 2018 compared to the same period in 2017. Contributing to the higher expenses in 2018 is a $2.6 million increase in salaries and employee benefits as a result of a higher number of full-time equivalent employees due to the DCB and Garfield acquisitions, annual merit increases and higher incentive compensation. The higher number of employees is primarily a result of the acquisition of DCB in April 2017 and Garfield in May 2018. These acquisitions also accounted for $0.5 million of the $1.3 million increase in net occupancy expense, $0.1 million of the $0.9 million increase in furniture and equipment expense and all of the $0.2 million increase in intangible amortization. The most significant items contributing to the $0.5 million increase in other operating expense includes a decrease of $0.4 million in unfunded commitment reserve expense in 2018 as compared to 2017. Collection and repossession expense increased $0.7 million due to costs related to several OREO properties.

Total noninterest expense decreased by $2.9 million, or 2%, for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease is mainly due to a decrease of $8.8 million in merger and acquisition expense.
Income Tax
The provision for income taxes decreased $4.2 million for the nine months ended September 30, 2018, compared to the corresponding period in 2017.  Despite a $25.1 million increase in the level of income before taxes, the lower provision for income taxes can be attributed to the Tax Cuts and Jobs Act passed in December 2017, which decreased the statutory Federal tax rate from 35% to 21%.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the nine months ended September 30, 2018 and 2017.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. Additionally, the nine months ended September 30, 2018, included a $0.6 million further adjustment to the deferred tax asset adjustment initially recorded in the fourth quarter of 2017 due to the reduction in the statutory tax rate. These provided for an annual effective tax rate of 19.1% and 30.5% for the nine months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, our deferred tax assets totaled $26.5 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net Income
For the three months ended September 30, 2018, First Commonwealth had net income of $25.1 million, or $0.25 diluted earnings per share, compared to net income of $21.3 million, or $0.22 diluted earnings per share, in the three months ended September 30, 2017. Growth in net income is primarily the result of an increase in net interest income offset by increases in noninterest expense and the provision for credit losses. Also contributing to the increase in net income is a decrease in the statutory Federal tax rate from 35% in 2017 to 21% in 2018.
For the three months ended September 30, 2018, the Company’s return on average equity was 10.28% and its return on average assets was 1.30%, compared to 9.50% and 1.14%, respectively, for the three months ended September 30, 2017.
Net Interest Income
Net interest income on a fully taxable equivalent basis was $64.3 million in the third quarter of 2018, compared to $60.7 million for the same period in 2017. This increase was due to both growth in average interest earning assets of $282.3 million and a 34 basis point increase in the yield on interest earning assets. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income), at 76% and 75% for the three months ended September 30, 2018 and 2017, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.67% and 3.61% for the three months ended September 30, 2018 and September 30, 2017, respectively. The 6 basis point increase in the net interest margin is attributable to both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 4.30% for the three months ended September 30, 2018, an increase of 34 basis points compared to the 3.96% yield for the same period in 2017. This increase is largely due to an increase in the loan portfolio yield, which improved by 38 basis points when compared to the three months ended September 30, 2017. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased 68 basis points largely due to the Federal Reserve increasing short term interest rates 150 basis points since December 2016. The yield on the investment portfolio increased 11 basis points in comparison to the prior year. This increase can be attributed to investment security runoff being replaced with higher yielding investments. Investment portfolio purchases during the three months ended September 30, 2018 have been primarily in mortgage-related assets with approximate durations of 30-64 months. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities at higher rates if interest rates rise.
The cost of interest-bearing liabilities increased to 0.84% for the three months ended September 30, 2018, from 0.46% for the same period in 2017, primarily due to a change in the mix and an increase in the cost of short-term borrowings and long-term debt. Deposits acquired in our recent acquisitions, approximately $50 million in proceeds from the issuance of subordinated debt as well as organic growth in consumer checking and savings deposits contributed to a decline in average short-term borrowings of $260.3 million for the three months ended September 30, 2018 compared to the same period in 2017. Higher market interest rates resulted in the cost of short-term borrowings increasing 65 basis points. The issuance of $100 million in subordinated debt in May 2018 had a 7 basis point impact on the cost of interest-bearing liabilities for the three months ended September 30, 2018.
For the three months ended September 30, 2018, changes in interest rates positively impacted net interest income by $1.3 million when compared with the same period in 2017. The higher yield on interest-earning assets positively impacted net interest income by $5.9 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $4.6 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $2.3 million in the three months ended September 30, 2018, as compared to the same period in 2017. Higher levels of interest-earning assets resulted in an increase of $3.0 million in interest income, and changes in the volume and mix of interest-bearing liabilities increased interest expense by $0.7 million, primarily as the result of an increase in long-term debt offset by a decline

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

in short-term borrowings. Average earning assets for the three months ended September 30, 2018 increased $282.3 million, or 4.2%, compared to the same period in 2017. Average loans for the comparable period increased $258.6 million, or 4.8%.
Net interest income also benefited from a $140.4 million increase in average net free funds at September 30, 2018 as compared to September 30, 2017. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest components of the increase in net free funds was an increase of $54.9 million, or 3.9%, in noninterest-bearing demand deposit average balances and an increase of $81.6 million, or 9.2%, in average shareholders' equity. The increase in deposits is largely impacted by deposits acquired from the acquisition of Garfield in May of 2018. Additionally, average time deposits for the three months ended September 30, 2018 increased by $224.0 million at higher costs compared to the comparable period in 2017, decreasing net interest income by $1.4 million. Increases in market interest rates negatively impacted interest expense by $4.6 million.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended September 30:

	2018	2017
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$74,873	$65,411
Adjustment to fully taxable equivalent basis	498	1,104
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	75,371	66,515
Interest expense	11,060	5,848
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$64,311	$60,667

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended September 30:

	2018			2017
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,188	$39	7.07%	$8,520	$30	1.40%
Tax-free investment securities	67,669	520	3.05	68,191	631	3.67
Taxable investment securities	1,219,321	8,319	2.71	1,188,705	7,635	2.55
Loans, net of unearned income (b)(c)	5,657,390	66,493	4.66	5,398,815	58,219	4.28
Total interest-earning assets	6,946,568	75,371	4.30	6,664,231	66,515	3.96
Noninterest-earning assets:
Cash	95,666			94,880
Allowance for credit losses	(52,933)			(50,478)
Other assets	672,728			668,740
Total noninterest-earning assets	715,461			713,142
Total Assets	$7,662,029			$7,377,373
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,221,780	$1,352	0.44%	$1,156,313	$482	0.17%
Savings deposits (d)	2,435,659	2,307	0.38	2,420,052	1,103	0.18
Time deposits	786,912	2,347	1.18	562,868	906	0.64
Short-term borrowings	569,666	2,603	1.81	829,954	2,427	1.16
Long-term debt	185,401	2,451	5.24	88,256	930	4.18
Total interest-bearing liabilities	5,199,418	11,060	0.84	5,057,443	5,848	0.46
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,447,948			1,393,024
Other liabilities	44,261			38,125
Shareholders’ equity	970,402			888,781
Total noninterest-bearing funding sources	2,462,611			2,319,930
Total Liabilities and Shareholders’ Equity	$7,662,029			$7,377,373
Net Interest Income and Net Yield on Interest-Earning Assets		$64,311	3.67%		$60,667	3.61%

(a)
Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended September 30, 2018 and the 35% federal income tax statutory rate for the three months ended September 30, 2017.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended September 30, 2018 compared with September 30, 2017:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$9	$(22)	$31
Tax-free investment securities	(111)	(5)	(106)
Taxable investment securities	684	197	487
Loans	8,274	2,789	5,485
Total interest income (b)	8,856	2,959	5,897
Interest-bearing liabilities:
Interest-bearing demand deposits	870	28	842
Savings deposits	1,204	7	1,197
Time deposits	1,441	361	1,080
Short-term borrowings	176	(761)	937
Long-term debt	1,521	1,024	497
Total interest expense	5,212	659	4,553
Net interest income	$3,644	$2,300	$1,344

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.

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

The table below provides a breakout of the provision for credit losses by loan category for the three months ended September 30:

	2018		2017
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$(580)	(20)%	$(10,031)	(826)%
Real estate construction	238	8	200	16
Residential real estate	200	7	1,054	87
Commercial real estate	1,898	64	9,985	823
Loans to individuals	1,205	41	6	—
Total	$2,961	100%	$1,214	100%
The provision for credit losses for the three months ended September 30, 2018 increased in comparison to the three months ended September 30, 2017 by $1.7 million. The increase in the provision expense related to commercial real estate loans is primarily due to an increase of $1.2 million in specific reserves for two commercial real estate loans. The increase related to loans to individuals is primarily due to net charge-offs of $0.5 million in indirect auto loans and $0.3 million in charge-offs related to personal lines of credit loans. The decrease in provision expense related to commercial, financial, agricultural and other loans can be attributed to a $0.9 million decrease in specific reserves as a result of an updated collateral valuation for one borrower.
The 2017 provision expense is primarily due to net charge-offs recognized during the quarter. The level of provision expense for the commercial, financial, agricultural and other category was impacted by a decline in outstanding balances, while growth in commercial real estate loans contributed to an increase in provision expense for that loan type. Additionally, the provision expense for both of these categories was impacted by the Company's periodic assessment of the allowance for loan loss

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

methodology, the current lending environment, and associated risks for each portfolio which resulted in changes to certain qualitative factors, such as collateral recovery rates and vacancy rates.
Below is an analysis of the consolidated allowance for credit losses for the three months ended September 30, 2018 and 2017 and the year-ended December 31, 2017:

	September 30, 2018	September 30, 2017	December 31, 2017
	(dollars in thousands)
Balance, beginning of period	$51,314	$48,067	$50,185
Loans charged off:
Commercial, financial, agricultural and other	2,582	499	6,634
Real estate construction	—	—	—
Residential real estate	277	361	1,287
Commercial real estate	—	35	340
Loans to individuals	1,080	1,024	4,248
Total loans charged off	3,939	1,919	12,509
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	66	184	3,901
Real estate construction	92	373	470
Residential real estate	51	85	371
Commercial real estate	36	60	278
Loans to individuals	165	112	515
Total recoveries	410	814	5,535
Net credit losses	3,529	1,105	6,974
Provision charged to expense	2,961	1,214	5,087
Balance, end of period	$50,746	$48,176	$48,298

Noninterest Income
The following table presents the components of noninterest income for the three months ended September 30:

	2018	2017	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,206	$2,147	$59	3%
Service charges on deposit accounts	4,589	4,803	(214)	(4)
Insurance and retail brokerage commissions	1,872	2,128	(256)	(12)
Income from bank owned life insurance	1,579	1,472	107	7
Card related interchange income	5,044	4,780	264	6
Swap fee income	528	217	311	143
Other income	1,754	2,244	(490)	(22)
Subtotal	17,572	17,791	(219)	(1)
Net securities gains	—	92	(92)	(100)
Gain on sale of mortgage loans	1,542	1,418	124	9
Gain on sale of other loans and assets	643	503	140	28
Derivatives mark to market	—	(14)	14	(100)
Total noninterest income	$19,757	$19,790	$(33)	—%

Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivatives mark to market, decreased $0.2 million for the third quarter of 2018 compared to 2017. Income from bank owned life insurance increased $0.1 million due to death claims received during the third quarter of 2018. Offsetting this increase was a $0.3 million decrease in insurance and retail brokerage commissions as a result of $0.7 million in producer commission expense which is netted against

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

revenue in 2018 but was included as salary expense in 2017. This change is a result of Topic 606, the new revenue recognition standard which was adopted January 1, 2018. Total noninterest income for the third quarter of 2018 remained flat in comparison to the third quarter of 2017.

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended September 30:

	2018	2017	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$26,553	$26,169	$384	1%
Net occupancy expense	4,341	3,715	626	17
Furniture and equipment expense	3,424	3,342	82	2
Data processing expense	2,853	2,229	624	28
Advertising and promotion expense	1,200	941	259	28
Pennsylvania shares tax expense	1,248	1,093	155	14
Intangible amortization	817	844	(27)	(3)
Collection and repossession expense	630	402	228	57
Other professional fees and services	962	1,300	(338)	(26)
FDIC insurance	217	696	(479)	(69)
Other operating expenses	6,645	5,934	711	12
Subtotal	48,890	46,665	2,225	5
Loss on sale or write-down of assets	181	167	14	8
Merger and acquisition related	24	(69)	93	(135)
Litigation and operational losses	435	598	(163)	(27)
Total noninterest expense	$49,530	$47,361	$2,169	5%
Noninterest expense, excluding loss on sale or write-down of assets, litigation and operational losses and merger and acquisition related expenses, increased $2.2 million, or 5%, for the three months ended September 30, 2018 compared to the same period in 2017. Contributing to the higher expenses in 2018 is a $0.4 million increase in salaries and employee benefits resulting from a higher number of full-time equivalent employees due to the Garfield acquisitions, annual merit increases and higher incentive compensation. The Garfield acquisition also accounted for the $0.6 million increase in net occupancy expense and the $0.1 million increase in furniture and equipment expense. The most significant item contributing to the $0.7 million increase in other operating expense is a $0.3 million increase in expense related to interest rate lock derivatives on mortgage loans held for sale in 2018 as compared to 2017.

Total noninterest expense increased by $2.2 million, or 5%, for the three months ended September 30, 2018 compared to the same period in 2017, primarily due to an increase of $0.1 million in merger and acquisition expense.

Income Tax
The provision for income taxes decreased $3.6 million for the three months ended September 30, 2018, compared to the corresponding period in 2017.  The lower provision can be attributed to the impact of the Tax Cuts and Jobs Act passed in December 2017, which decreased the statutory Federal tax rate from 35% to 21%. Partially offsetting the change in the federal tax rate was a $0.3 million increase in the level of income before taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended September 30, 2018 and 2017.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. These provided for an annual effective tax rate of 19.1% and 30.8% for the three months ended September 30, 2018 and 2017, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first nine months of 2018, $98.1 million in liquidity was provided from the net proceeds of a $100 million subordinated debt note issued by First Commonwealth Bank, the Company's banking subsidiary. Additionally, the sale, maturity and redemption of investment securities provided $118.7 million in liquidity. This liquidity was used to pay down short-term borrowings by $119.7 million and also provided funds to originate loans, purchase investment securities and fund depositor withdrawals.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of September 30, 2018, our maximum borrowing capacity under this program was $1.2 billion and as of that date there was $6.9 million outstanding with an average weighted rate of 0.92% and an average original term of 295 days. These deposits are part of a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At September 30, 2018, the borrowing capacity under this program totaled $806.6 million and there were no amounts outstanding.
As of September 30, 2018, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.6 billion and as of that date amounts used against this capacity included $0.4 billion in outstanding borrowings and no outstanding letters of credit.
We also have available unused federal funds lines with five correspondent banks. These lines have an aggregate commitment of $195.0 million with a $6.5 million outstanding balance as of September 30, 2018. In addition, we have available unused repo lines with three correspondent banks. These lines have an aggregate commitment of $509.3 million with no outstanding balance as of September 30, 2018.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of September 30, 2018, there are no amounts outstanding on this line.
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

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$1,451,284	$1,416,771
Interest-bearing demand deposits(a)	181,504	187,281
Savings deposits(a)	3,453,461	3,361,840
Time deposits	808,894	614,813
Total	$5,895,143	$5,580,705

(a)	Balances include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.
During the first nine months of 2018, total deposits increased $314.4 million, of which $141.3 million were obtained as part of the Garfield acquisition. Interest bearing demand and savings deposits increased $85.8 million, noninterest-bearing demand deposits increased $34.5 million and time deposits increased $194.1 million. The increase in time deposits is the result of an increase in core certificates of deposit of $202.1 million offset by a decline in CDARs deposits of $8.0 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.71 and 0.73 at September 30, 2018 and December 31, 2017, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

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

The following is the gap analysis as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,603,145	$215,192	$343,984	$3,162,321	$1,852,000	$624,597
Investments	69,608	48,821	91,949	210,378	587,607	493,491
Other interest-earning assets	3,022	—	—	3,022	—	—
Total interest-sensitive assets (ISA)	2,675,775	264,013	435,933	3,375,721	2,439,607	1,118,088
Certificates of deposit	105,061	112,540	228,624	446,225	359,785	2,884
Other deposits	3,634,965	—	—	3,634,965	—	—
Borrowings	660,183	216	440	660,839	54,031	58,202
Total interest-sensitive liabilities (ISL)	4,400,209	112,756	229,064	4,742,029	413,816	61,086
Gap	$(1,724,434)	$151,257	$206,869	$(1,366,308)	$2,025,791	$1,057,002
ISA/ISL	0.61	2.34	1.90	0.71	5.90	18.30
Gap/Total assets	22.44%	1.97%	2.69%	17.78%	26.36%	13.75%

	December 31, 2017
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,662,906	$214,139	$359,790	$3,236,835	$1,633,236	$521,478
Investments	79,484	45,983	84,001	209,468	525,391	434,919
Other interest-earning assets	8,668	—	—	8,668	—	—
Total interest-sensitive assets (ISA)	2,751,058	260,122	443,791	3,454,971	2,158,627	956,397
Certificates of deposit	139,920	71,178	165,083	376,181	235,037	3,595
Other deposits	3,549,121	—	—	3,549,121	—	—
Borrowings	779,875	244	495	780,614	4,468	10,302
Total interest-sensitive liabilities (ISL)	4,468,916	71,422	165,578	4,705,916	239,505	13,897
Gap	$(1,717,858)	$188,700	$278,213	$(1,250,945)	$1,919,122	$942,500
ISA/ISL	0.62	3.64	2.68	0.73	9.01	68.82
Gap/Total assets	23.50%	2.58%	3.81%	17.12%	26.26%	12.90%

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

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2018 ($)	$(18,232)	$(7,161)	$4,686	$9,509
September 30, 2018 (%)	(6.78)%	(2.66)%	1.74%	3.54%

December 31, 2017 ($)	$(15,810)	$(6,181)	$5,856	$11,315
December 31, 2017 (%)	(6.51)%	(2.55)%	2.41%	4.66%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2018 ($)	$(39,065)	$(14,008)	$9,373	$18,237
September 30, 2018 (%)	(14.54)%	(5.21)%	3.49%	6.79%

December 31, 2017 ($)	$(33,734)	$(16,356)	$14,427	$27,815
December 31, 2017 (%)	(13.90)%	(6.74)%	5.94%	11.46%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the nine months ended September 30, 2018 and 2017, the cost of our interest-bearing liabilities averaged 0.71% and 0.42%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.25% and 3.87%, respectively.
In 2015, the Company entered into a cash flow interest rate swap in which we extended the duration of $65.0 million of the $1.3 billion LIBOR based loans in our loan portfolio at that time into fixed interest rates for a period of four years. Please refer to Note 12 "Derivatives," for additional information on interest rate swaps.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $5.2 million at September 30, 2018 and is classified in "Other liabilities" on the Condensed Consolidated Statements of Financial Condition.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first nine months of 2018, 42 loans totaling $10.6 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans decreased $0.9 million from December 31, 2017. Changes during the first nine months of 2018 included the addition of an $8.3 million loan and the sale of a $5.4 million loan in the commercial, financial, agricultural and other category. Additionally, one commercial real estate loan for $0.9 million paid off. Please refer to Note 9, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
Nonperforming loans, including loans held for sale, decreased $2.4 million to $39.8 million at September 30, 2018 compared to $42.2 million at December 31, 2017. During the nine months ended September 30, 2018, $29.2 million of loans were moved to nonaccrual. Offsetting these additions is the aforementioned sale of a $5.4 million loan, the sale of a $3.8 million nonaccrual loan, the payoff of a $5.2 million nonaccrual loan, a $4.3 million paydown of a nonaccrual loan, the payoff of a $1.7 million accruing troubled debt restructured loan and the payoff of a $0.5 million nonaccrual troubled debt restructured loan.
The allowance for credit losses as a percentage of nonperforming loans was 127.35% as of September 30, 2018, compared to 114.34% at December 31, 2017, and 124.16% at September 30, 2017. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $5.4 million and general reserves of $45.4 million as of September 30, 2018. Specific reserves increased $1.6 million from December 31, 2017, and $3.2 million from September 30, 2017 primarily due to the addition of the two nonaccrual relationships noted above. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2018.
Criticized loans totaled $141.6 million at September 30, 2018 and represented 2.5% of the loan portfolio. The level of criticized loans increased as of September 30, 2018 when compared to December 31, 2017, by $17.2 million, or 13.8%. This increase can be attributed to the downgrade of two commercial real estate loans totaling $22.3 million. Classified loans totaled $50.1 million at September 30, 2018 compared to $73.0 million at December 31, 2017, a decrease of $22.9 million, or 31.4%. This decrease is primarily the result of the aforementioned changes in nonperforming loans. Delinquency on accruing loans for the same period decreased $0.9 million, or 6.8%, the majority of which are commercial, financial, agricultural and other loans and residential real estate loans.
The allowance for credit losses was $50.7 million at September 30, 2018, or 0.90% of total loans outstanding, compared to 0.89% reported at December 31, 2017, and 0.90% at September 30, 2017. General reserves, or the portion of the allowance related to loans that were not specifically evaluated for impairment, as a percentage of non-impaired loans were 0.81% at September 30, 2018 compared to 0.83% at December 31, 2017 and 0.86% at September 30, 2017. General reserves as a percentage of non-impaired originated loans were 0.89% at September 30, 2018 compared to 0.90% at December 31, 2017 and 0.94% at September 30, 2017.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	September 30,				December 31, 2017
	2018		2017
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$17,921		$14,943		$19,455
Loans held for sale on a nonaccrual basis	—		—		—
Troubled debt restructured loans on nonaccrual basis	13,876		11,408		11,222
Troubled debt restructured loans on accrual basis	8,052		12,451		11,563
Total nonperforming loans	$39,849		$38,802		$42,240
Loans past due 30 to 90 days and still accruing	$10,702		$8,580		$11,401
Loans past due in excess of 90 days and still accruing	$1,647		$1,332		$1,854
Other real estate owned	$3,874		$5,701		$2,765
Loans held for sale at end of period	$8,287		$17,100		$14,850
Portfolio loans outstanding at end of period	$5,662,782		$5,375,847		$5,407,376
Average loans outstanding	$5,541,600	(a)	$5,226,320	(a)	$5,278,511	(b)
Nonperforming loans as a percentage of total loans	0.70%		0.72%		0.78%
Provision for credit losses	$11,032	(a)	$2,834	(a)	$5,087	(b)
Allowance for credit losses	$50,746		$48,176		$48,298
Net charge-offs	$8,584	(a)	$4,843	(a)	$6,974	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.21%		0.12%		0.13%
Provision for credit losses as a percentage of net charge-offs	128.52%	(a)	58.52%	(a)	72.94%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	0.90%		0.90%		0.89%
Allowance for credit losses as a percentage of end-of-period originated loans outstanding	0.99%		0.97%		0.96%
Allowance for credit losses as a percentage of nonperforming loans (d)	127.35%		124.16%		114.34%

(a)	For the nine-month period ended.

(b)	For the twelve-month period ended.

(c)	Does not include loans held for sale.

(d)	Does not include nonperforming loans held for sale.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,116,204	20%	$1,163,383	22%
Real estate construction	298,395	5	248,868	5
Residential real estate	1,533,338	27	1,426,370	26
Commercial real estate	2,136,431	38	2,019,096	37
Loans to individuals	578,414	10	549,659	10
Total loans and leases net of unearned income	$5,662,782	100%	$5,407,376	100%
During the nine months ended September 30, 2018, loans increased $255.4 million, or 4.7%, compared to balances outstanding at December 31, 2017. Loans acquired as part of the Garfield acquisition totaled $184.5 million. All loan categories reflect growth for the nine months ended September 30, 2018, except for the commercial, financial, agricultural and other category where new volumes were offset by several large payoffs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

As indicated in the table below, commercial, financial, agricultural and other, residential real estate and commercial real estate loans represented a significant portion of the nonperforming loans as of September 30, 2018. See discussions related to the provision for credit losses and loans for more information.

	For the Nine Months Ended September 30, 2018			As of September 30, 2018
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,834	33.01%	0.07%	$13,248	33.24%	0.23%
Real estate construction	(99)	(1.15)	—	—	—	—
Residential real estate	709	8.27	0.02	13,334	33.46	0.23
Commercial real estate	2,288	26.65	0.05	12,965	32.54	0.23
Loans to individuals	2,852	33.22	0.07	302	0.76	0.01
Total loans, net of unearned income	$8,584	100.00%	0.21%	$39,849	100.00%	0.70%
Net charge-offs for the nine months ended September 30, 2018 totaled $8.6 million, compared to $4.8 million for the nine months ended September 30, 2017. The most significant charge-offs during the nine months ended September 30, 2018 included a $4.3 million charge-off and a $4.2 million charge-off for two commercial customers and $2.9 million in net charge-offs related to loans to individuals, primarily indirect auto loans and personal credit lines. During the nine months ended September 30, 2017, the most significant charge-offs included partial charge-offs on loans for two commercial borrowers of $1.9 million and $1.5 million. Offsetting those charge-offs were recoveries of $3.5 million on two commercial and industrial loans.
Capital Resources
At September 30, 2018, shareholders’ equity was $972.9 million, an increase of $84.8 million from December 31, 2017. The increase was primarily the result $80.5 million in net income and $44.4 million in treasury stock sales, of which $41.6 million related to shares issued in relation to the Garfield acquisition. These increases were partially offset by $25.9 million of dividends paid to shareholders, a decrease of $13.1 million in the fair value of available for sale investments and $1.1 million of common stock repurchases. Cash dividends declared per common share were $0.26 and $0.24 for the nine months ended September 30, 2018 and 2017, respectively.
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
First Commonwealth maintains capital to absorb unexpected losses. In order to provide assurance that our capital levels are adequate for our risk exposure, we test our capital position under several stress scenarios on an annual basis. This analysis is reviewed by our Board of Directors. Our most recent capital stress test was completed in September 2017.
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
During the second quarter of 2018, First Commonwealth Bank, the Company's banking subsidiary, issued $100 million in subordinated debt, which under the regulatory rules qualifies as Tier II capital. This subordinated debt issuance increased the total risk-based capital ratio by 160 basis points.
As of September 30, 2018, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$927,584	15.08%	$607,498	9.875%	$645,947	10.50%	$615,188	10.00%
First Commonwealth Bank	897,626	14.62	606,254	9.875	644,624	10.50	613,928	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$773,533	12.57%	$484,460	7.875%	$522,910	8.50%	$492,150	8.00%
First Commonwealth Bank	743,575	12.11	483,468	7.875	521,839	8.50	491,142	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$773,533	10.46%	$295,748	4.000%	$295,748	4.00%	$369,685	5.00%
First Commonwealth Bank	743,575	10.08	295,208	4.000	295,208	4.00	369,010	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$703,533	11.44%	$392,182	6.375%	$430,631	7.00%	$399,872	6.50%
First Commonwealth Bank	743,575	12.11	391,379	6.375	429,750	7.00	399,053	6.50
On October 23, 2018, First Commonwealth Financial Corporation declared a quarterly dividend of $0.09 per share payable on November 16, 2018 to shareholders of record as of November 2, 2018. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
On October 23, 2018, a share repurchase program was authorized by the Board of Directors for up to $25.0 million in shares of the Company's common stock. Depending on market conditions and other factors, repurchases may be made at any time or from time to time, without prior notice. First Commonwealth may suspend or discontinue the program at any time.

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
In addition, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the current fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As part of this evaluation, a change was identified in connection with the preparation of the allowance for credit losses estimate. In the third quarter of 2018, the Company transitioned from a spreadsheet based calculation of the allowance for credit losses to a calculation completed utilizing a third party software. As part of this transition, internal controls related to data import, access controls, change management and documentation were added or updated to reflect the new environment.

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: November 8, 2018	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: November 8, 2018	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer