Form 10-K
period 2018-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2019-03-01
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒     Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2018) was approximately $1,535,578,640.
The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of February 28, 2019, was 98,641,110.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 23, 2019 are incorporated by reference into Part III.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of First Commonwealth or its management or Board of Directors, including those relating to products, services or operations; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may,” are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact.

•	Volatility and disruption in national and international financial and commodity markets.

•	Government intervention in the U.S. financial system.

•	Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply.

•	The soundness of other financial institutions.

•	Political instability.

•	Impairment of our goodwill or other intangible assets.

•	Acts of God or of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of our borrowers.

•	Technological changes.

•	The cost and effects of failure, interruption, or breach of security of our systems.

•	Acquisitions and integration of acquired businesses.

•	Our ability to attract and retain qualified employees.

•	Changes in the competitive environment in our markets and among banking organizations and other financial service providers.

•
The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the reliability of our vendors, internal control systems or information systems.

•	Changes in our liquidity position.

•	Changes in our organization, compensation and benefit plans.

•
The costs and effects of legal and regulatory developments, the resolution of legal proceedings or regulatory or other governmental inquiries, the results of regulatory examinations or reviews and the ability to obtain required regulatory approvals.

•	Greater than expected costs or difficulties related to the integration of new products and lines of business.

•	Our success at managing the risks involved in the foregoing items.

•	The risk factors described in Item 1A of this Annual Report.
Forward-looking statements speak only as of the date on which such statements are made. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.    Business
Overview
First Commonwealth Financial Corporation (“First Commonwealth,” the “Company” or “we”) is a financial holding company headquartered in Indiana, Pennsylvania. We provide a diversified array of consumer and commercial banking services through our bank subsidiary, First Commonwealth Bank (“FCB” or the “Bank”). We also provide trust and wealth management services and offer insurance products through FCB and our other operating subsidiaries. At December 31, 2018, we had total assets of $7.8 billion, total loans of $5.8 billion, total deposits of $5.9 billion and shareholders’ equity of $975.4 million. Our principal executive office is located at 601 Philadelphia Street, Indiana, Pennsylvania 15701, and our telephone number is (724) 349-7220.
FCB is a Pennsylvania bank and trust company. At December 31, 2018, the Bank operated 137 community banking offices throughout western and central Pennsylvania, and northeasern, central and southwestern Ohio, as well as corporate banking centers in Pittsburgh, Pennsylvania, and Columbus and Cleveland, Ohio, and mortgage banking offices in Wexford, Pennsylvania, and Hudson and Dublin, Ohio. The Bank also operates a network of 150 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the NYCE and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is a member of the Allpoint ATM network, which allows surcharge-free access to over 55,000 ATMs. The Bank is also a member of the “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of over 670 ATMs in over 50 counties in Pennsylvania, Maryland, New York, and Ohio.
Historical and Recent Developments
FCB began in 1934 as First National Bank of Indiana. First National Bank of Indiana changed its name to National Bank of the Commonwealth in 1971 and became a subsidiary of First Commonwealth in 1983.

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
In 2015, we expanded into central Ohio through the acquisition of First Community Bank with four branches in the Columbus area. In 2016, we acquired 13 branches from FirstMerit Bank, National Association, in Canton-Massillon and Ashtabula, Ohio and in 2017, we acquired DCB Financial Corp ("DCB") and its banking subsidiary The Delaware County Bank and Trust Company with nine full-service banking offices in the Columbus, Ohio MSA. In 2018, we acquired Garfield Acquisition Corp., and its banking subsidiary Foundation Bank with five full-service banking offices in the Cincinnati, Ohio area. Additionally, since 2014, we have expanded our presence in this Ohio market by opening a corporate loan production office in Columbus and Cleveland, Ohio, and three mortgage loan offices in Hudson, Dublin, and Columbus, Ohio.
Our operating objectives include expansion, diversification within our markets, growth of our fee-based income, and growth internally and through acquisitions of financial institutions, branches, and financial services businesses. We generally seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. We regularly evaluate merger and acquisition opportunities and, from time to time, conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations, may take place and future merger acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of First Commonwealth’s tangible book value and net income per common share may occur in connection with any future transaction. Our ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will be dependent upon our bank regulators’ views at the time as to the capital levels, quality of management and our overall condition and their assessment of a variety of other factors. Certain merger or acquisition transactions, including those involving the acquisition of a depository institution or the assumption of the deposits of any depository institution, require formal approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations.
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
The underwriting criteria for automobile loans generally allows for such loans to be made for up to 100% of the purchase price or the retail value of the vehicle as listed by the National Automobile Dealers Association. The terms of the loan are determined by the age and condition of the collateral, and range from 36 to 84 months. Collision insurance policies are required on all automobile loans. The Company also makes other consumer loans, which may or may not be secured. The terms of secured consumer loans generally depend upon the nature of the underlying collateral. Unsecured consumer loans and consumer credit cards usually do not exceed $35 thousand. Unsecured consumer loans usually have a term of no longer than 36 months.
Deposits
Deposits are our primary source of funds to support our revenue-generating assets. We offer traditional deposit products to businesses and other customers with a variety of rates and terms. Deposits at our bank are insured by the FDIC up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At December 31, 2018, we held $5.9 billion of total deposits, which consisted of $1.5 billion, or 25%, in non-interest bearing checking accounts, $3.6 billion, or 61%, in interest bearing checking accounts, money market and savings accounts, and $0.9 billion, or 14%, in CDs and IRAs.
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
Employees
At December 31, 2018, First Commonwealth and its subsidiaries employed 1,363 full-time employees and 149 part-time employees.
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
Dividends. First Commonwealth is a legal entity separate and distinct from its banking and other subsidiaries. As a bank holding company, First Commonwealth is subject to certain restrictions on its ability to pay dividends under applicable banking laws and regulations. Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.
A significant portion of our income comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, our bank is subject to limitations under Pennsylvania law regarding the level of dividends that it may pay to us. In general, dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus is at least equal to capital. Dividends may not reduce surplus without the prior consent of the Pennsylvania Department of Banking and Securities. FCB has not reduced its surplus through the payment of dividends. As of December 31, 2018, FCB could pay dividends to First Commonwealth of $259.1 million without reducing its capital levels below "well capitalized" levels and without the approval of the Pennsylvania Department of Banking and Securities.
Community Reinvestment. Under the Community Reinvestment Act ("CRA") a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the applicable regulatory agency to assess an institution’s record of meeting the credit needs of its community. The CRA requires public disclosure of an institution’s CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. For its most recent examination, FCB received a “satisfactory” rating. In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. We will continue to evaluate the impact of any changes to the regulations implementing the CRA.
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
Capital Requirements
First Commonwealth and FCB are each required to comply with applicable capital adequacy standards established by the FRB. The current risk-based capital standards applicable to First Commonwealth and FCB are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision (the “Basel Committee”).
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
Since being fully phased-in on January 1, 2019, the Basel III Capital Rules require First Commonwealth and FCB to maintain a 2.5% “capital conservation buffer” over the required ratios of CET1 to risk-weighted assets, Tier 1 capital to risk-weighted assets and Total capital to risk-weighted assets, effectively resulting in minimum ratios of 7.0%, 8.5% and 10.5%, respectively.
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
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and was phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019).
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
Management believes that, as of December 31, 2018, First Commonwealth and FCB has met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect as of that date.
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
Following the enactment of the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“EGRRCPA”), the Federal Reserve Board stated in July 2018 that it would no longer require bank holding companies with less than $100 billion in total consolidated assets to comply with the modified version of the LCR. In addition, in October 2018, the federal bank regulators proposed to revise their liquidity requirements so that banking organizations that are not global systemically important banks and have less than $250 billion in total consolidated assets and less than $75 billion in each of off-balance-sheet exposure, nonbank assets, cross-jurisdictional activity and short-term wholesale funding would not be subject to any LCR or NSFR requirements.
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
First Commonwealth believes that, as of December 31, 2018, FCB was a “well-capitalized” bank as defined by the FDIA. See Note 26 “Regulatory Restrictions and Capital Adequacy” of Notes to the Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.
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
The Dodd-Frank Act contained an exemption from the interchange fee cap for any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. We currently qualify for this exemption. We earned approximately $20.2 million in card related interchange income during the 2018 fiscal year. If we did not qualify for this exemption, we estimate that our interchange income would have been approximately $11.7 million, representing a $8.4 million reduction due to the cap on interchange fees. We would become subject to the interchange fee cap beginning July 1 of the year following the time when our total assets reaches or exceeds $10 billion.

Enhanced Prudential Standards

The Dodd-Frank Act, as amended by EGRRCPA, which was signed into law on May 24, 2018, directs the Federal Reserve Board to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards applicable to bank holding companies with total consolidated assets of $250 billion or more and non-bank covered companies designated as systemically important by the Financial Stability Oversight Council (often referred to as systemically important financial institutions). The Dodd-Frank Act mandates that certain regulatory requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial institutions. In general, EGRRCPA increased the statutory asset threshold above which the Federal Reserve is required to apply these enhanced prudential standards from $50 billion to $250 billion (subject to certain discretion by the Federal Reserve to apply any enhanced prudential standard requirement to any BHC with between $100 billion and $250 billion in total consolidated assets that would otherwise be exempt under EGRRCPA). BHCs with $250 billion or more in total consolidated assets remain fully subject to the Dodd-Frank Act’s enhanced prudential standards requirements.

In February 2014, the Federal Reserve adopted rules to implement certain of these enhanced prudential standards. Beginning in 2015, the rules require publicly traded bank holding companies with $10 billion or more in total consolidated assets to establish risk committees and require bank holding companies with $50 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards. In October 2018, the Federal Reserve and the other federal bank regulators proposed rules that would tailor the application of the enhanced prudential standards to BHCs and depository institutions pursuant to the EGRRCPA amendments, including by raising the asset threshold for application of many of these standards. For example, all publicly traded bank holding companies with $50 billion or more in total consolidated assets would be required to maintain a risk committee.
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
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our customers are located.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.
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
As of December 31, 2018, approximately 70% of our loans were secured by real estate. These loans consist of residential real estate loans (approximately 27% of total loans), commercial real estate loans (approximately 37% of total loans) and real estate construction loans (approximately 6% of total loans). Declines in real estate values, both within and outside of Pennsylvania, could adversely affect the value of the collateral for these loans, the ability of borrowers to make timely repayment of these loans and our ability to recoup the value of the collateral upon foreclosure, negatively impacting our earnings and financial condition.
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

We may be adversely impacted by the transition from LIBOR as a reference rate.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
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
At December 31, 2018, goodwill represented approximately 4% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. We test our goodwill and other intangible assets with indefinite lives for impairment at least annually (or whenever events occur which may indicate possible impairment). Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired. Determining the fair value of our company requires a high degree of subjective management assumptions. Any changes in key assumptions about our business and its prospects, changes in market conditions or other externalities, for impairment testing purposes could result in a non-cash impairment charge and such a charge could have a material adverse effect on our consolidated results of operations. Changes in the economic environment may adversely affect our earnings, the fair value of our assets and liabilities and our stock price, all of which may increase the risk of goodwill impairment.
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

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of key personnel could have a material adverse impact on our business, financial condition and results of operations because of their customer relationships, skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.
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
First Commonwealth Bank has 137 community banking offices, of which 53 are leased and 84 are owned. We also lease three mortgage loan production offices and three corporate loan production offices. During 2018, we acquired 5 leased branches from Garfield Acquisition Corp. in Cincinnati, Ohio.
While these facilities are adequate to meet our current needs, available space is limited and additional facilities may be required to support future expansion. However, we have no significant plans to lease, purchase or construct additional administrative facilities.

ITEM 3.    Legal Proceedings
The information required by this Item is set forth in Part II, Item 8, Note 23, “Contingent Liabilities,” which is incorporated herein by reference in response to this item.

ITEM 4.    Mine Safety Disclosures
Not applicable.

Executive Officers of First Commonwealth Financial Corporation
The name, age and principal occupation for each of the executive officers of First Commonwealth Financial Corporation as of December 31, 2018 is set forth below:
Jane Grebenc, age 60, has served as Executive Vice President and Chief Revenue Officer of First Commonwealth Financial Corporation and President of First Commonwealth Bank since May 31, 2013. Ms. Grebenc's financial services career includes executive leadership roles at a variety of institutions, including Park View Federal Savings Bank, Key Bank, and National City Bank. She was formerly the Executive Vice President in charge of the retail, marketing, IT and operations and the mortgage segments at Park View Federal Savings Bank from 2009 until 2012, the Executive Vice President in charge of the Wealth Segment at Key Bank from 2007 until 2009 and the Executive Vice President / Branch Network at National City Bank prior to 2007.

Brian Karrip, age 58, has served as Executive Vice President and Chief Credit Officer of First Commonwealth Bank since September 2016.  Prior to joining First Commonwealth, Mr. Karrip served as Executive Vice President, Specialized Lending for FirstMerit Bank.  Prior to joining FirstMerit Bank, Mr. Karrip served as Managing Director and Group Head of Loan Syndications and Sales at KeyBanc Capital Markets.  Mr. Karrip’s financial services career also includes 16 years with National City Bank where he held a variety of roles in the commercial lending division and served as Regional President of Michigan and Illinois.
Leonard V. Lombardi, age 59, has served as Executive Vice President and Chief Audit Executive of First Commonwealth Financial Corporation since January 1, 2009. He was formerly Senior Vice President / Loan Review and Audit Manager.

Norman J. Montgomery, age 51, has served as the Executive Vice President of Business Integration of First Commonwealth Bank since May 2011. He oversees First Commonwealth’s product development and assumed oversight of First Commonwealth’s technology and operations functions in July 2012. He served as Senior Vice President/Business Integration of First Commonwealth Bank from September 2007 until May 2011 and previously held positions in the technology, operations, audit and marketing areas.
T. Michael Price, age 56, has served as President and Chief Executive Officer of First Commonwealth Financial Corporation and Chief Executive Officer of First Commonwealth Bank since March 2012. Mr. Price served as President of First Commonwealth Bank from November 2007 to May 2013. From January 1, 2012 to March 7, 2012, he served as Interim President and Chief Executive Officer of First Commonwealth Financial Corporation. He was formerly Chief Executive Officer of the Cincinnati and Northern Kentucky Region of National City Bank from July 2004 to November 2007 and Executive Vice President and Head of Small Business Banking of National City Bank prior to July 2004.
James R. Reske, age 55, joined First Commonwealth Financial Corporation as Executive Vice President, Chief Financial Officer and Treasurer on April 28, 2014. Prior to joining First Commonwealth, Mr. Reske served as Executive Vice President, Chief Financial Officer, and Treasurer at United Community Financial Corporation in Youngstown, Ohio from 2008 until April 2014. Mr. Reske's financial services career includes investment banking roles within the Financial Institutions Groups at Keybanc Capital Markets, Inc. in Cleveland, Ohio and at Morgan Stanley & Company in New York. Mr. Reske also provided expertise and counsel to financial institutions and other organizations on mergers and acquisitions and capital markets activities as an attorney at Wachtell, Lipton, Rosen & Katz, as well as at Sullivan & Cromwell. Earlier in his career, Mr. Reske worked at the Board of Governors of the Federal Reserve System in Washington, DC and at the Federal Reserve Bank of Boston.
Carrie L. Riggle, age 49, has served as Executive Vice President / Human Resources since March 1, 2013. Ms. Riggle has been with First Commonwealth for more than 20 years. Over the course of her tenure, Ms. Riggle has been responsible for the daily operations of the Human Resources function and was actively involved in the establishment and development of a centralized corporate human resources function within the Company.
Matthew C. Tomb, age 42, has served as Executive Vice President, Chief Risk Officer and General Counsel of First Commonwealth Financial Corporation since November 2010. He previously served as Senior Vice President / Legal and Compliance since September 2007. Before joining First Commonwealth, Mr. Tomb practiced law with Sherman & Howard L.L.C. in Denver, Colorado.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
First Commonwealth is listed on the NYSE under the symbol “FCF.” As of December 31, 2018, there were approximately 6,014 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2018
First Quarter	$15.14	$13.59	$0.08
Second Quarter	16.30	13.88	0.09
Third Quarter	17.72	15.66	0.09
Fourth Quarter	16.21	11.43	0.09

Period	High Sale	Low Sale	Cash Dividends Per Share
2017
First Quarter	$14.59	$12.81	$0.08
Second Quarter	13.46	12.28	0.08
Third Quarter	14.13	12.14	0.08
Fourth Quarter	15.32	13.78	0.08
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

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the SNL U.S. Bank Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2013, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
First Commonwealth Financial Corporation	100.00	107.99	109.53	176.54	182.55	157.66
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
SNL U.S. Bank Index	100.00	111.79	113.69	143.65	169.64	140.98

Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the amount of shares repurchased during the fourth quarter of 2018.

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 31, 2018	574,500	$13.37	574,500	1,282,859
November 30, 2018	1,268,873	13.68	1,268,873	—
December 31, 2018	—	—	—	—
Total	1,843,373	$13.58	1,843,373
(1) Remaining number of shares approved under the Plan is based on the market value of the Company's commons stock of $13.50 as of October 31, 2018.

For additional information, please see Part III, Item 12, "Security ownership of Certain Beneficial Owners." Information called for by this item concerning security ownership of certain beneficial owners and security ownership of management will be included in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Securities Owned by Directors and Management,” and is incorporated herein by reference.

ITEM 6.    Selected Financial Data
The following selected financial data is not covered by the auditor’s report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Consolidated Financial Statements and related notes.

	Periods Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except share data)
Interest income	$292,257	$250,550	$217,614	$204,071	$202,181
Interest expense	40,035	21,770	18,579	15,595	18,501
Net interest income	252,222	228,780	199,035	188,476	183,680
Provision for credit losses	12,531	5,087	18,480	14,948	11,196
Net interest income after provision for credit losses	239,691	223,693	180,555	173,528	172,484
Net securities gains (losses)	8,102	5,040	617	(153)	550
Other income	80,535	75,291	63,982	61,478	60,309
Other expenses	195,556	200,298	159,925	163,874	171,210
Income before income taxes	132,772	103,726	85,229	70,979	62,133
Income tax provision	25,274	48,561	25,639	20,836	17,680
Net Income	$107,498	$55,165	$59,590	$50,143	$44,453
Per Share Data—Basic
Net Income	$1.09	$0.58	$0.67	$0.56	$0.48
Dividends declared	$0.35	$0.32	$0.28	$0.28	$0.28
Average shares outstanding	99,036,163	95,220,056	88,851,573	89,356,767	93,114,654
Per Share Data—Diluted
Net Income	$1.08	$0.58	$0.67	$0.56	$0.48
Average shares outstanding	99,223,513	95,331,037	88,851,573	89,356,767	93,114,654
At End of Period
Total assets	$7,828,255	$7,308,539	$6,684,018	$6,566,890	$6,360,285
Investment securities	1,335,228	1,183,291	1,187,623	1,333,836	1,354,364
Loans and leases, net of unearned income	5,774,139	5,407,376	4,879,347	4,683,750	4,457,308
Allowance for credit losses	47,764	48,298	50,185	50,812	52,051
Deposits	5,897,992	5,580,705	4,947,408	4,195,894	4,315,511
Short-term borrowings	721,823	707,466	867,943	1,510,825	1,105,876
Subordinated debentures	170,288	72,167	72,167	72,167	72,167
Other long-term debt	7,551	8,161	8,749	9,314	89,459
Shareholders’ equity	975,389	888,127	749,929	719,546	716,145
Key Ratios
Return on average assets	1.42%	0.77%	0.89%	0.78%	0.71%
Return on average equity	11.41	6.45	8.02	6.98	6.18
Net loans to deposits ratio	97.09	96.03	97.61	110.42	102.08
Dividends per share as a percent of net income per share	32.11	55.17	41.79	50.00	58.33
Average equity to average assets ratio	12.47	11.86	11.15	11.23	11.45

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis represents an overview of the financial condition and the results of operations of First Commonwealth and its subsidiaries, FCB, First Commonwealth Insurance Agency, Inc. (“FCIA”), FRAMAL and First Commonwealth Financial Advisors, Inc. (“FCFA”), as of and for the years ended December 31, 2018, 2017 and 2016. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a more thorough understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and other financial information presented in this Annual Report.

Company Overview
First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCB and insurance products through FCIA. At December 31, 2018, FCB operated 137 community banking offices throughout western Pennsylvania and northeastern, central and southwestern Ohio, as well as loan production offices in Pittsburgh, Pennsylvania, and Cleveland, Columbus, Dublin and Hudson, Ohio.
Our consumer services include Internet, mobile and telephone banking, an automated teller machine network, personal checking accounts, interest-earning checking accounts, savings accounts, health savings accounts, insured money market accounts, debit cards, investment certificates, fixed and variable rate certificates of deposit, mortgage loans, secured and unsecured installment loans, construction and real estate loans, safe deposit facilities, credit cards, credit lines with overdraft checking protection and IRA accounts. Commercial banking services include commercial lending, small and high-volume business checking accounts, on-line account management services, ACH origination, payroll direct deposit, commercial cash management services and repurchase agreements. We also provide a variety of trust and asset management services and a full complement of auto, home and business insurance as well as term life insurance. We offer annuities, mutual funds and stock and bond brokerage services through an arrangement with a broker-dealer and insurance brokers. Most of our commercial customers are small and mid-sized businesses in Pennsylvania and Ohio.
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

Critical Accounting Policies and Significant Accounting Estimates
First Commonwealth’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and predominant practice in the banking industry. The preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Over time, these estimates, assumptions and judgments may prove to be inaccurate or vary from actual results and may significantly affect our reported results and financial position for the period presented or in future periods. We currently view the determination of the allowance for credit losses and income taxes to be critical because they are highly dependent on subjective or complex judgments, assumptions and estimates made by management.
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

Results of Operations—2018 Compared to 2017
Net Income
Net income for 2018 was $107.5 million, or $1.08 per diluted share, as compared to net income of $55.2 million, or $0.58 per diluted share, in 2017. Impacting net income in 2018 was an increase in net interest income of $23.4 million, growth in noninterest income of $8.3 million and a decline in noninterest expense of $4.7 million primarily due to a decrease in merger related expenses.
Also contributing to the increase in 2018 net income was a decline in the statutory Federal tax rate from 35% to 21%. Results in 2017 were negatively impacted by a $16.7 million non-cash charge related to the revaluation of deferred tax assets recorded in connection with the passage of the Tax Cuts and Jobs Act.
Our return on average equity was 11.4% and our return on average assets was 1.42% for 2018, compared to 6.5% and 0.77%, respectively, for 2017. The previously mentioned charge related to the revaluation of deferred tax assets negatively impacted 2017 return on average equity and return on average assets by 195 and 23 basis points, respectively.
Average diluted shares for the year 2018 were 4% more than the comparable period in 2017 primarily due to the issuance of 2.7 million shares of common stock as a result of the acquisition of Garfield Acquisition Corporation.

Net Interest Income
Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully taxable equivalent basis, to average interest-earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate federal income tax rate of 21% in 2018 and 35% in 2017. The taxable equivalent adjustment to net interest income for 2018 was $2.0 million compared to $4.2 million in 2017. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income) at 74% for the years ended December 31, 2018 and 2017.
Net interest income, on a fully taxable equivalent basis, was $254.2 million for the year-ended December 31, 2018, a $21.2 million, or 9%, increase compared to $233.0 million for the same period in 2017. The net interest margin, on a fully taxable equivalent basis, increased 14 basis points to 3.71% in 2018 from 3.57% in 2017. The net interest margin is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities, as well as two basis points attributable to the recognition of previously unrecognized interest income on assets that had previously been impaired.
Growth in both the level of interest-earning assets and the rates earned on those assets contributed to the increase in the net interest margin for the year ended December 31, 2018. Average earning assets for the year ended December 31, 2018 increased $318.9 million, or 5%, compared to the year ended December 31, 2017. Interest-sensitive assets totaling $3.6 billion will either reprice or mature over the next twelve months.
The taxable equivalent yield on interest-earning assets was 4.30% for the year ended December 31, 2018, an increase of 40 basis points from the 3.90% yield for the same period in 2017. This increase is largely due to the loan portfolio yield, which improved by 44 basis points when compared to the prior year. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased 74 basis points largely due to the Federal Reserve increasing short term interest rates 100 basis points in 2018. In addition, the yield on the investment portfolio increased 15 basis points in comparison to the prior year. This increase can be attributed to the runoff of lower yielding securities being replaced with higher yielding investment securities. Additionally, two basis points of the increase in the yield on interest-earning assets can be attributed to the recognition of $1.5 million in previously unrecognized interest due to the sale of one previously impaired commercial loan and our pooled trust preferred security portfolio. Investment portfolio purchases during the year ended December 31, 2018 have been primarily in mortgage-related assets with approximate durations of 30-64 months and corporate securities with durations of approximately five years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities at higher rates if interest rates rise.
Increases in the cost of interest-bearing liabilities partially offset the positive impact of higher yields on interest-earning assets. The cost of interest-bearing liabilities was 0.78% for the year-ended December 31, 2018, compared to 0.44% for the same period in 2017. This increase is primarily due to a 25 basis point increase in the cost of interest-bearing demand deposits, a 73 basis point increase in the cost of short-term borrowings and a 101 basis point increase in the cost of long-term debt. Contributing to the increase in long term debt was the issuance of $100 million of subordinated debt in the second quarter of 2018. Deposits acquired in our recent acquisitions, along with approximately $50 million of the subordinated debt proceeds and organic growth in consumer checking and savings deposits, contributed to a decline in average short-term borrowings of $248.4 million for the year-ended December 31, 2018 compared to the same period in 2017. Higher market interest rates resulted in the cost of interest-bearing deposits increasing 26 basis points and short-term borrowings increasing 73 basis points in comparison to the same period in the prior year. The impact of the subordinated debt on the cost of interest bearing liabilities was three basis points for the year ended December 31, 2018.
Comparing the year ended December 31, 2018 with the same period in 2017, changes in rates positively impacted net interest income by $9.4 million. The higher yield on interest-earning assets favorably impacted net interest income by $26.2 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $16.8 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively increased net interest income by $11.8 million in the year ended December 31, 2018 compared to the same period in 2017. Higher levels of interest-earning assets resulted in an increase of $13.3 million in interest income, and changes in the volume of interest-bearing liabilities increased interest expense by $1.4 million, primarily due to an increase in long term borrowings and time deposits. Average earning assets for the year ended December 31, 2018 increased $318.9 million, or 4.9%, compared to the same period in 2017. Average loans for the comparable period increased $304.1 million, or 5.8%.
Positively affecting net interest income was a $143.2 million increase in average net free funds at December 31, 2018 as compared to December 31, 2017. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was a $78.1 million increase in average noninterest-bearing demand deposits. Average time deposits for the year ended December 31, 2018 increased $171.3 million, or 30%, compared to the comparable period in 2017, while the average rate paid on time deposits increased 48 basis points. Over the next twelve months $509.2 million in certificates of deposits either mature or reprice.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the periods presented:

	For the Years Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$292,257	$250,550	$217,614
Adjustment to fully taxable equivalent basis	1,974	4,225	3,846
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	294,231	254,775	221,460
Interest expense	40,035	21,770	18,579
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$254,196	$233,005	$202,881

The following table provides information regarding the average balances and yields or rates on interest-earning assets and interest-bearing liabilities for the periods ended December 31:

	Average Balance Sheets and Net Interest Analysis
	2018			2017			2016
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$5,594	$172	3.07%	$11,621	$121	1.04%	$5,799	$27	0.46%
Tax-free investment securities	67,746	2,084	3.08	67,407	2,495	3.70	62,632	2,305	3.68
Taxable investment securities	1,194,131	33,123	2.77	1,173,711	30,277	2.58	1,221,961	30,745	2.52
Loans, net of unearned income (b)(c)(e)	5,582,651	258,852	4.64	5,278,511	221,882	4.20	4,818,759	188,383	3.91
Total interest-earning assets	6,850,122	294,231	4.30	6,531,250	254,775	3.90	6,109,151	221,460	3.63
Noninterest-earning assets:
Cash	92,729			90,614			70,408
Allowance for credit losses	(52,609)			(51,187)			(57,253)
Other assets	665,114			639,785			538,310
Total noninterest-earning assets	705,234			679,212			551,465
Total Assets	$7,555,356			$7,210,462			$6,660,616
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,179,439	$4,615	0.39%	$1,059,840	$1,466	0.14%	$748,869	$480	0.06%
Savings deposits (d)	2,441,327	8,624	0.35	2,369,605	4,207	0.18	1,910,333	3,370	0.18
Time deposits	749,408	8,474	1.13	578,158	3,742	0.65	584,429	3,673	0.63
Short-term borrowings	618,957	10,741	1.74	867,391	8,799	1.01	1,387,737	8,076	0.58
Long-term debt	147,915	7,581	5.13	86,391	3,556	4.12	81,197	2,980	3.67
Total interest-bearing liabilities	5,137,046	40,035	0.78	4,961,385	21,770	0.44	4,712,565	18,579	0.39
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,434,233			1,356,125			1,146,189
Other liabilities	41,740			37,818			58,918
Shareholders’ equity	942,337			855,134			742,944
Total noninterest-bearing funding sources	2,418,310			2,249,077			1,948,051
Total Liabilities and Shareholders’ Equity	$7,555,356			$7,210,462			$6,660,616
Net Interest Income and Net Yield on Interest-Earning Assets		$254,196	3.71%		$233,005	3.57%		$202,881	3.32%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the federal income tax statutory rate of 21% for 2018 and 35% for 2017 and 2016.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes loan fees.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

(e)	Includes held for sale loans.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

	Analysis of Year-to-Year Changes in Net Interest Income
	2018 Change from 2017			2017 Change from 2016
	Total Change	Change Due To Volume	Change Due To Rate (a)	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$51	$(63)	$114	$94	$27	$67
Tax-free investment securities	(411)	13	(424)	190	176	14
Taxable investment securities	2,846	527	2,319	(468)	(1,216)	748
Loans	36,970	12,774	24,196	33,499	17,976	15,523
Total interest income (b)	39,456	13,251	26,205	33,315	16,963	16,352
Interest-bearing liabilities:
Interest-bearing demand deposits	3,149	167	2,982	986	187	799
Savings deposits	4,417	129	4,288	837	827	10
Time deposits	4,732	1,113	3,619	69	(40)	109
Short-term borrowings	1,942	(2,509)	4,451	723	(3,018)	3,741
Long-term debt	4,025	2,535	1,490	576	191	385
Total interest expense	18,265	1,435	16,830	3,191	(1,853)	5,044
Net interest income	$21,191	$11,816	$9,375	$30,124	$18,816	$11,308

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for 2018, 35% federal income tax statutory rate for prior years.

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

The table below provides a breakout of the provision for credit losses by loan category for the years ended December 31:

	2018		2017
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$451	4%	$(9,812)	(193)%
Real estate construction	512	4	302	6
Residential real estate	2,162	17	1,164	23
Commercial real estate	4,806	38	10,800	212
Loans to individuals	4,600	37	2,633	52
Total	$12,531	100%	$5,087	100%
The provision for credit losses for the year 2018 totaled $12.5 million, an increase of $7.4 million, or 146.3%, compared to the year 2017. The level of provision expense for the year-ended December 31, 2018 is primarily a result of net charge-offs taken to resolve certain nonperforming loans. Provision expense for the commercial, financial, agricultural and other category was impacted by net charge-offs of $4.5 million, of which $3.3 million related to two commercial borrowers whose loans were sold or paid off during 2018. Also impacting provision expense for the commercial, financial, agricultural and other category is an increase in factors related to the migration analysis, a decrease in the historical loss factor and a decline in factors related to the loss emergence period. The provision expense for the residential real estate category can be attributed to $107.5 million of growth in the portfolio compared to December 31, 2017 and $1.0 million in net charge-offs. The provision expense for the commercial real estate category is primarily due to $3.4 million in charge-offs recorded on three commercial loans which were part of the same relationship and were sold or paid off during 2018. Net charge-offs related to loans to individuals were $4.0 million for the year ended December 31, 2018, including $2.2 million related to indirect auto loans and $1.1 million related to personal lines of credit.
The level of provision expense for the year-ended December 31, 2017 is primarily a result of net charge-offs in loans to individuals and commercial, financial, agricultural and other loans, as well as an increase in specific reserves related to nonperforming loans of $0.6 million. Net charge-offs related to loans to individuals were $3.7 million for the year ended December 31, 2017, including $2.4 million related to indirect auto loans and $0.8 million related to personal lines of credit. Net charge-offs on commercial, financial, agricultural and other loans were $2.7 million for the same period. The level of provision expense in the commercial, financial, agricultural and other category, as well as in the commercial real estate category, was also impacted by the Company's periodic assessment of the allowance for loan methodology, the current lending environment, and associated risks for each portfolio, which resulted in changes to certain qualitative factors, such as collateral recovery rates and vacancy rates.
The allowance for credit losses was $47.8 million, or 0.83%, of total loans outstanding and 0.91% of total originated loans at December 31, 2018, compared to $48.3 million, or 0.89%, and 0.96%, respectively, at December 31, 2017. Nonperforming loans as a percentage of total loans decreased to 0.55% at December 31, 2018 from 0.78% at December 31, 2017. The allowance to nonperforming loan ratio was 149.1% as of December 31, 2018 and 114.3% at December 31, 2017. Net charge-offs were $13.1 million for the year-ended December 31, 2018 compared to $7.0 million for the same period in 2017.
The provision is a result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the methodology used for determination of the adequacy of the allowance for credit losses. The change in the allowance for credit losses is impacted by the estimated losses within the loan portfolio determined by factors including certain loss events, portfolio migration analysis, loss emergence periods, historical loss experience, delinquency trends, deterioration in collateral values and volatility in economic indicators such as growth in GDP, consumer price index, vacancy rates and unemployment levels. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at December 31, 2018.

A detailed analysis of our credit loss experience for the previous five years is shown below:

	2018	2017	2016	2015	2014
	(dollars in thousands)
Loans outstanding at end of year	$5,774,139	$5,407,376	$4,879,347	$4,683,750	$4,457,308
Average loans outstanding	$5,582,651	$5,278,511	$4,818,759	$4,553,634	$4,356,566
Balance, beginning of year	$48,298	$50,185	$50,812	$52,051	$54,225
Loans charged off:
Commercial, financial, agricultural and other	5,294	6,634	19,603	11,429	8,911
Real estate construction	—	—	—	8	296
Residential real estate	1,313	1,287	1,189	1,539	3,153
Commercial real estate	3,930	340	570	1,538	1,148
Loans to individuals	4,576	4,248	4,943	4,354	3,964
Total loans charged off	15,113	12,509	26,305	18,868	17,472
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	788	3,901	4,164	1,097	734
Real estate construction	141	470	562	84	1,340
Residential real estate	361	371	481	587	650
Commercial real estate	153	278	1,522	229	612
Loans to individuals	605	515	469	684	766
Total recoveries	2,048	5,535	7,198	2,681	4,102
Net charge-offs	13,065	6,974	19,107	16,187	13,370
Provision charged to expense	12,531	5,087	18,480	14,948	11,196
Balance, end of year	$47,764	$48,298	$50,185	$50,812	$52,051
Ratios:
Net charge-offs as a percentage of average loans outstanding	0.23%	0.13%	0.40%	0.36%	0.31%
Allowance for credit losses as a percentage of end-of-period loans outstanding	0.83%	0.89%	1.03%	1.08%	1.17%

Noninterest Income
The components of noninterest income for each year in the three-year period ended December 31 are as follows:

				2018 compared to 2017
	2018	2017	2016	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$7,901	$7,098	$5,366	$803	11%
Service charges on deposit accounts	18,175	18,579	15,869	(404)	(2)
Insurance and retail brokerage commissions	7,426	8,807	7,964	(1,381)	(16)
Income from bank owned life insurance	6,686	5,699	5,381	987	17
Card related interchange income	20,187	18,780	14,955	1,407	7
Swap fee income	1,874	2,005	2,359	(131)	(7)
Other income	6,790	7,677	6,372	(887)	(12)
Subtotal	69,039	68,645	58,266	394	1
Net securities gains	8,102	5,040	617	3,062	61
Gain on sale of mortgage loans	5,436	5,366	4,086	70	1
Gain on sale of loans and other assets	5,273	1,753	1,411	3,520	201
Derivative mark to market	787	(473)	219	1,260	(266)
Total noninterest income	$88,637	$80,331	$64,599	$8,306	10%
Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivatives mark to market, increased $0.4 million, or 1%, in 2018. Card-related interchange income increased $1.4 million, due to growth in customer accounts and transactions, including $0.5 million which is attributable to the Garfield and DCB acquisitions. Income from bank owned life insurance increased $1.0 million, primarily due to $0.9 million death claim benefits recognized in the year ended December 31, 2018. Trust income increased $0.8 million, of which $0.2 million can be attributed to accounts obtained in the DCB acquisition. Insurance and retail brokerage commissions decreased $1.4 million as a result of $2.5 million in producer commission expense that is netted against revenue in 2018 but was included as salary expense in 2017. This change is a result of Topic 606, the new revenue recognition standard that was adopted January 1, 2018. Additionally, other income decreased $0.9 million, all of which is due to certain revenues being netted against expenses as a result of adoption of Topic 606.
Total noninterest income increased $8.3 million, or 10%, in comparison to the year ended December 31, 2017. The most significant change, other than the changes noted above, includes a $3.1 million increase in net securities gains resulting from the redemption of two of our pooled trust preferred securities and the sale of the remaining pooled trust preferred portfolio, a $3.5 million increase in the gain on sale of loans and other assets primarily due to a $1.2 million gain recognized on the sale of a restructured commercial loan, and a $1.3 million increase in the mark to market adjustment on interest rate swaps entered into for our commercial loan customers. This adjustment does not reflect a realized gain on the swaps, but rather relates to a change in fair value due to movements in corporate bond spreads and swap rates.
If the Company's total assets would equal or exceed $10 billion we would no longer qualify for exemption from the interchange fee cap included in the Dodd-Frank Act. The estimated impact of this change would decrease interchange income by $8.4 million.

Noninterest Expense
The components of noninterest expense for each year in the three-year period ended December 31 are as follows:

				2018 Compared to 2017
	2018	2017	2016	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$105,115	$103,714	$87,125	$1,401	1%
Net occupancy	17,219	15,648	13,150	1,571	10
Furniture and equipment	14,247	13,508	11,624	739	5
Data processing	10,470	9,090	7,429	1,380	15
Advertising and promotion	3,956	3,786	2,601	170	4
Pennsylvania shares tax	4,875	4,209	3,825	666	16
Intangible amortization	3,217	3,081	547	136	4
Collection and repossession	2,762	1,905	2,250	857	45
Other professional fees and services	4,473	4,761	3,915	(288)	(6)
FDIC insurance	2,007	3,210	3,903	(1,203)	(37)
Other operating expenses	23,336	23,289	17,808	47	—
Subtotal	191,677	186,201	154,177	5,476	3
Loss on sale or write-down of assets	1,080	1,834	1,155	(754)	(41)
Litigation and operational losses	1,162	2,050	1,420	(888)	(43)
Merger and acquisition related	1,637	10,213	3,173	(8,576)	(84)
Total noninterest expense	$195,556	$200,298	$159,925	$(4,742)	(2)%
Noninterest expense, excluding the loss on sale or write-down of assets, litigation and operational losses, and merger and acquisition related expense, increased $5.5 million, or 3%, for the year ended 2018 compared to 2017. Contributing to the 2018 increase is a $1.4 million increase in salaries and employee benefits resulting from a higher number of full-time equivalent employees due to the Garfield acquisition and continued expansion of our mortgage and commercial banking businesses. The change in salaries and employee benefits was also impacted by $2.5 million of expense recognized in 2017 for a one-time bonus of $1,500 paid to all full and part-time employees (other than the top five named executive officers) following the passage of the Tax Cuts and Jobs Act. The Garfield and DCB acquisitions accounted for $0.4 million of the $1.6 million increase in net occupancy expense, $0.1 million of the increase in furniture and equipment expense and all of the $0.1 million increase in intangible amortization.
Data processing expense increased $1.4 million due to additional volume associated with increased debit cards and card usage, as well as an increase in usage of digital channels. The $1.2 million decrease in FDIC insurance expense was primarily related to a decrease in our base assessment rate.
Merger related expenses totaled $1.6 million and $10.2 million for the years 2018 and 2017, respectively. Expenses in 2018 reflect expenses related to the acquisition of Garfield while expenses in 2017 and 2016 reflect expenses related to the acquisition of DCB and 13 FirstMerit branches, respectively.

Income Tax
The provision for income taxes of $25.3 million in 2018 reflects a decrease of $23.3 million compared to the provision for income taxes in 2017, despite a $29.0 million increase in the level of income before taxes. The lower provision for income taxes can be attributed to the Tax Cut and Jobs Act passed in December 2017, which decreased the statutory Federal tax rate from 35% to 21%, and a $16.7 million non-cash charge recorded in 2017 for the revaluation of deferred tax assets in connection with the passage of the Tax Cuts and Jobs Act.
The effective tax rate was 19% and 47% for tax expense in 2018 and 2017, respectively. Excluding the $16.7 million charge related to the revaluation of deferred tax assets, the effective tax rate for 2017 would have been 31%. We ordinarily generate an annual effective tax rate that is less than the statutory rate due to benefits resulting from tax-exempt interest and income from bank owned life insurance, which are relatively consistent regardless of the level of pretax income. Additionally, the year ended December 31, 2018 included a $0.6 million further adjustment to the deferred tax asset adjustment recorded in 2017.

Financial Condition
First Commonwealth’s total assets increased $519.7 million in 2018. Loans, including loans held for sale, increased $363.8 million, or 7%, while investments increased $149.6 million, or 13.1%.
Loan growth in 2018 was impacted by $184.5 million of loans acquired as part of the Garfield acquisition, including $5.2 million in commercial, financial, agricultural and other, $6.7 million in real estate construction, $65.6 million in residential real estate, $101.0 million in commercial real estate and $2.9 million in loans to individuals.
During 2018, approximately $204.3 million in investment securities were sold, called or matured. Some of these securities were lower yielding securities in comparison to the total portfolio yield and, as such, their replacement contributed to the increase in the yield earned on the portfolio. In total, $338.2 million in mortgage-backed securities, $5.0 million in corporate securities and $2.5 million in municipal securities were purchased in 2018 to help replace runoff from the portfolio while maintaining a reduced risk profile.
First Commonwealth’s total liabilities increased $432.5 million, or 7%, in 2018. Deposits increased $317.3 million, or 6%, including $141.3 million in deposits obtained as part of the Garfield acquisition. Short-term debt increased $14.4 million or 2%, based on liquidity needs, and long-term debt increased $97.1 million, or 110%, primarily due to the issuance of $100 million in subordinated debt in the second quarter of 2018.
Total shareholders' equity increased $87.3 million in 2018. Growth in shareholders' equity was a result of net income of $107.5 million and $41.6 million in common stock issued in relation to the Garfield acquisition and, partially offset by $34.8 million in dividends declared, a $5.2 million decrease in accumulated other comprehensive income and $26.2 million in stock repurchases.

Loan Portfolio
Following is a summary of our loan portfolio as of December 31:

	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,138,473	20%	$1,163,383	22%	$1,139,547	23%	$1,150,906	25%	$1,052,109	24%
Real estate construction	358,978	6	248,868	5	219,621	5	220,736	5	120,785	3
Residential real estate	1,562,405	27	1,426,370	26	1,229,192	25	1,224,465	26	1,226,344	27
Commercial real estate	2,123,544	37	2,019,096	37	1,742,210	36	1,479,000	31	1,405,256	31
Loans to individuals	590,739	10	549,659	10	548,777	11	608,643	13	652,814	15
Total loans and leases net of unearned income	$5,774,139	100%	$5,407,376	100%	$4,879,347	100%	$4,683,750	100%	$4,457,308	100%
The loan portfolio totaled $5.8 billion as of December 31, 2018, reflecting growth of $366.8 million, or 7%, compared to December 31, 2017. Loan growth was experienced in all categories, except for commercial, financial, agricultural and other loans, with real estate construction and residential real estate categories providing the majority of the growth. Real estate construction loans increased $110.1 million, or 44.2%, with $94.5 million resulting from growth in commercial construction projects primarily in Pennsylvania and Ohio and $15.6 million due to growth in consumer construction. Commercial real estate loans increased $104.4 million, or 5.2%, of which $101.0 million was acquired as part of the Garfield acquisition. Residential real estate loans increased $136.0 million, or 9.5%, due to growth in our mortgage banking area as well as $65.6 million in mortgage loans acquired from Garfield. Growth in the loans to individuals category was largely due to growth in indirect auto loans. Commercial, financial, agricultural and other loans decreased $24.9 million, or 2.1%, as a result of growth in this category being offset by runoff and prepayments.
The majority of our loan portfolio is with borrowers located in Pennsylvania. The Company expanded into the Ohio market area with the opening of a loan production office in Cleveland, Ohio in 2013, the acquisition of First Community Bank of Columbus, Ohio in the fourth quarter of 2015, the purchase of 13 FirstMerit Bank, NA branches in northern Ohio in December 2016, the acquisition of DCB Financial of Columbus, Ohio in May 2017 and the acquisition of Garfield in Cincinnati, Ohio in May 2018. As of December 31, 2018 and 2017, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

As of December 31, 2018, criticized loans (i.e., loans designated OAEM, substandard, impaired or doubtful) decreased $2.8 million, or 2%, from December 31, 2017. Criticized loans totaled $127.2 million at December 31, 2018 and represented 2% of the total loan portfolio. Additionally, delinquencies on accruing loans decreased $2.9 million, or 22%, at December 31, 2018 compared to December 31, 2017. As of December 31, 2018, nonaccrual loans decreased $7.4 million, or 24%, compared to December 31, 2017. However, nonaccrual loan balances as of December 31, 2018 include $6.0 million related to a commercial credit that was paid in full in January 2019.

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans at December 31, 2018 were as follows:

	Within One Year	One to 5 Years	After 5 Years	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$180,467	$587,766	$369,426	$1,137,659
Real estate construction (a)	45,215	187,982	71,402	304,599
Commercial real estate	239,459	789,654	1,094,253	2,123,366
Other	7,409	26,617	111,789	145,815
Totals	$472,550	$1,592,019	$1,646,870	$3,711,439
Loans at fixed interest rates		544,795	390,055
Loans at variable interest rates		1,047,224	1,256,815
Totals		$1,592,019	$1,646,870

(a)
The maturity of real estate construction loans include term commitments that follow the construction period. Loans with these term commitments will be moved to the commercial real estate category when the construction phase of the project is completed.

First Commonwealth has a legal lending limit of $118.1 million to any one borrower or closely related group of borrowers, but has established lower thresholds for credit risk management.

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

The following is a comparison of nonperforming and impaired assets and the effects on interest due to nonaccrual loans for the period ended December 31:

	2018	2017	2016	2015	2014
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$11,509	$19,455	$16,454	$24,345	$25,715
Troubled debt restructured loans on nonaccrual basis	11,761	11,222	11,569	12,360	16,952
Troubled debt restructured loans on accrual basis	8,757	11,563	13,790	14,139	12,584
Total nonperforming loans	$32,027	$42,240	$41,813	$50,844	$55,251
Loans past due in excess of 90 days and still accruing	$1,582	$1,854	$2,131	$2,455	$2,619
Other real estate owned	$3,935	$2,765	$6,805	$9,398	$7,197
Loans outstanding at end of period	$5,774,139	$5,407,376	$4,879,347	$4,683,750	$4,457,308
Average loans outstanding	$5,582,651	$5,278,511	$4,818,759	$4,553,634	$4,356,566
Nonperforming loans as a percentage of total loans	0.55%	0.78%	0.86%	1.09%	1.24%
Provision for credit losses	$12,531	$5,087	$18,480	$14,948	$11,196
Allowance for credit losses	$47,764	$48,298	$50,185	$50,812	$52,051
Net charge-offs	$13,065	$6,974	$19,107	$16,187	$13,370
Net charge-offs as a percentage of average loans outstanding	0.23%	0.13%	0.40%	0.36%	0.31%
Provision for credit losses as a percentage of net charge-offs	95.91%	72.94%	96.72%	92.35%	83.74%
Allowance for credit losses as a percentage of end-of-period loans outstanding (a)	0.83%	0.89%	1.03%	1.08%	1.17%
Allowance for credit losses as a percentage of nonperforming loans (a)	149.14%	114.34%	120.02%	99.94%	94.21%
Gross income that would have been recorded at original rates	$1,428	$2,079	$1,296	$572	$784
Interest that was reflected in income	256	783	533	—	—
Net reduction to interest income due to nonaccrual	$1,172	$1,296	$763	$572	$784

(a)	End of period loans and nonperforming loans exclude loans held for sale.
Nonperforming loans decreased $10.2 million to $32.0 million at December 31, 2018, compared to $42.2 million at December 31, 2017. Nonperforming loans as a percentage of total loans decreased to 0.6% from 0.8% at December 31, 2018 compared to December 31, 2017. Included in nonperforming loans at December 31, 2018, was a $6.0 million loan to a commercial borrower that paid off in full subsequent to December 31, 2018.
Also included in nonperforming loans are troubled debt restructured loans (“TDRs”). TDRs are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower under terms not available in the market. TDRs decreased $2.3 million during 2018. For additional information on TDRs please refer to Note 11 “Loans and Allowance for Credit Losses.”
Net charge-offs were $13.1 million in 2018 compared to $7.0 million for the year 2017. The most significant credit losses recognized during the year include $3.4 million in charge-offs recognized on one commercial real estate relationship and $3.2 million for a commercial loan that was transferred to held for sale and subsequently sold. Net charge-offs in the loans to individual category totaled $4.0 million for 2018, primarily due to charge-offs of indirect auto loans. Additional detail on credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Provision for Credit Losses,” “Allowance for Credit Losses" and "Credit Risk.”
Provision for credit losses as a percentage of net charge-offs increased to 95.9% for the year ended December 31, 2018 from 72.9% for the year ended December 31, 2017.

Allowance for Credit Losses
Following is a summary of the allocation of the allowance for credit losses at December 31:

	2018		2017		2016		2015		2014
	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)
	(dollars in thousands)
Commercial, financial, agricultural and other	$19,374	20%	$23,429	22%	$35,974	23%	$31,035	25%	$29,627	24%
Real estate construction	2,002	6	1,349	5	577	5	887	5	2,063	3
Residential real estate	3,969	27	2,759	26	2,511	25	2,606	26	3,664	27
Commercial real estate	18,386	37	17,357	37	6,619	36	11,924	31	11,881	31
Loans to individuals	4,033	10	3,404	10	4,504	11	4,360	13	4,816	15
Total	$47,764		$48,298		$50,185		$50,812		$52,051
Allowance for credit losses as percentage of end-of-period loans outstanding	0.83%		0.89%		1.03%		1.08%		1.17%

(a)	Represents the ratio of loans in each category to total loans.
The allowance for credit losses decreased $0.5 million from December 31, 2017 to December 31, 2018. The allowance for credit losses as a percentage of end-of-period loans outstanding was 0.8% at December 31, 2018 compared to 0.9% at December 31, 2017. The allowance for credit losses includes both a general reserve for performing loans and specific reserves for impaired loans. Comparing December 31, 2018 to December 31, 2017, the general reserve for performing loans decreased from 0.83% to 0.80% of total performing loans. General reserves as a percentage of non-impaired originated loans were 0.88% at December 31, 2018 compared to 0.90% at December 31, 2017. Specific reserves decreased from 8.9% of nonperforming loans at December 31, 2017 to 5.1% of nonperforming loans at December 31, 2018. The allowance for credit losses as a percentage of nonperforming loans was 149.1% and 114.3% at December 31, 2018 and 2017, respectively.
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

Following is a detail schedule of the amortized cost of securities available for sale as of December 31:

	2018	2017	2016
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$9,011	$10,556	$15,143
Mortgage-Backed Securities—Commercial	169,633	24,611	—
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	686,906	632,422	683,601
Mortgage-Backed Securities—Commercial	—	—	1
Other Government-Sponsored Enterprises	10,000	1,098	16,700
Obligations of States and Political Subdivisions	27,592	27,083	27,075
Corporate Securities	20,912	15,907	5,903
Pooled Trust Preferred Collateralized Debt Obligations	—	27,499	39,989
Total Debt Securities	924,054	739,176	788,412
Equities	—	1,670	1,670
Total Securities Available for Sale	$924,054	$740,846	$790,082
As of December 31, 2018, securities available for sale had a fair value of $909.2 million. Gross unrealized gains were $3.0 million and gross unrealized losses were $17.8 million.
The following is a schedule of the contractual maturity distribution of securities available for sale at December 31, 2018.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield (b)
	(dollars in thousands)
Within 1 year	$118	$—	$4,000	$4,118	2.06%
After 1 but within 5 years	4,111	2,273	14,983	21,367	3.25
After 5 but within 10 years	255,938	25,319	—	281,257	2.19
After 10 years	615,383	—	1,929	617,312	2.99
Total	$875,550	$27,592	$20,912	$924,054	2.75%

(a)	Equities are excluded from this schedule because they have an indefinite maturity.

(b)	Yields are calculated on a taxable equivalent basis.

Mortgage-backed securities, which include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises, have contractual maturities ranging from less than one year to approximately 30 years and have anticipated average lives to maturity ranging from less than one year to approximately eight years.
The available for sale investment portfolio increased $183.2 million, or 25%, at December 31, 2018 compared to 2017. Available for sale investment purchases of $332.0 million were partially offset by the sale, call or maturity of $156.6 million in investments. Liquidity provided from sales, calls and maturities was utilized to fund growth in the loan portfolio.

Following is a detail schedule of the amortized cost of securities held to maturity as of December 31:

	2018	2017	2016
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$3,635	$3,925	$4,297
Mortgage-Backed Securities—Commercial	55,221	58,249	34,444
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	279,109	305,126	280,430
Mortgage-Backed Securities—Commercial	13,159	14,056	14,675
Obligations of States and Political Subdivisions	42,331	40,540	38,667
Debt Securities Issued by Foreign Governments	400	200	—
Total Securities Held to Maturity	$393,855	$422,096	$372,513
The following is a schedule of the contractual maturity distribution of securities held to maturity at December 31, 2018.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Within 1 year	$—	$521	$0	$521	1.87%
After 1 but within 5 years	—	6,818	400	7,218	2.37
After 5 but within 10 years	13,159	34,992	0	48,151	2.87
After 10 years	337,965	0	—	337,965	2.50
Total	$351,124	$42,331	$400	$393,855	2.54%
The held to maturity investment portfolio decreased $28.2 million, or 7%, at December 31, 2018 compared to 2017. Held to maturity investment purchases of $20.7 million were offset by the sale, call or maturity of $47.6 million in investments.
See Note 9 “Investment Securities,” Note 10 “Impairment of Investment Securities” and Note 19 “Fair Values of Assets and Liabilities” for additional information related to the investment portfolio.
Deposits
Total deposits increased $317.3 million, or 6%, in 2018, with $141.3 million of the growth resulting from the Garfield acquisition. Growth was experienced in all deposit categories.
Time deposits of $100 thousand or more had remaining maturities as follows as of the end of each year in the three-year period ended December 31:

	2018		2017		2016
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
3 months or less	$51,619	13%	$47,964	23%	$38,366	26%
Over 3 months through 6 months	59,201	15	22,101	11	27,371	19
Over 6 months through 12 months	133,285	35	68,174	32	29,013	20
Over 12 months	140,429	37	72,142	34	50,621	35
Total	$384,534	100%	$210,381	100%	$145,371	100%

Short-Term Borrowings and Long-Term Debt
Short-term borrowings increased $14.4 million, or 2%, from $707.5 million as of December 31, 2017 to $721.8 million at December 31, 2018. Long-term debt increased $97.1 million, or 110%, from $87.9 million at December 31, 2017 to $185.1 million at December 31, 2018 as a result of the issuance of $100 million of subordinated debt in the second quarter of 2018. For additional information concerning our short-term borrowings, subordinated debentures and other long-term debt, please refer to Note 16 “Short-term Borrowings,” Note 17 “Subordinated Debentures” and Note 18 “Other Long-term Debt” of the Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements
The table below sets forth our contractual obligations to make future payments as of December 31, 2018. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

	Footnote Number Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
FHLB advances	18	$631	$1,336	$1,443	$4,141	$7,551
Subordinated debentures	17	—	—	—	170,288	170,288
Operating leases	13	4,945	9,971	9,832	44,777	69,525
Total contractual obligations		$5,576	$11,307	$11,275	$219,206	$247,364
The table above excludes our cash obligations upon maturity of certificates of deposit, which is set forth in Note 15 “Interest-Bearing Deposits” of the Consolidated Financial Statements.
In addition, see Note 12 “Commitments and Letters of Credit” for detail related to our off-balance sheet commitments to extend credit, financial standby letters of credit, performance standby letters of credit and commercial letters of credit as of December 31, 2018. Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements since it is unknown if the borrower will draw upon these commitments and often these commitments expire without being drawn upon. As of December 31, 2018, a reserve for probable losses of $5.0 million was recorded for unused commitments and letters of credit.

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
We generate funds to meet our cash flow needs primarily through the core deposit base of FCB and the maturity or repayment of loans and other interest-earning assets, including investments. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $317.3 million, or 6%, during 2018, and comprised 86% of total liabilities at December 31, 2018, as compared to 87% at December 31, 2017. Proceeds from the sale, maturity and redemption of investment securities totaled $204.3 million during 2018 and provided liquidity to fund loans as well as the purchase of additional investment securities.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit through brokers. We have increased our borrowing capacity at the Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the Federal Home Loan Bank, as collateral for borrowings at the Federal Reserve. At December 31,

2018 our borrowing capacity at the Federal Reserve related to this program was $768.7 million and there were no amounts outstanding. Additionally, as of December 31, 2018, our maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh was $1.6 billion and as of that date amounts used against this capacity included $0.6 billion in outstanding borrowings.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an ALCO strategy to increase and diversify funding sources. As of December 31, 2018, our maximum borrowing capacity under this program was $1.2 billion and as of that date there was $6.7 million outstanding. We also participate in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of December 31, 2018, our outstanding certificates of deposits from this program have an average weighted rate of 1.26% and an average original term of 336 days.
We also have available unused federal funds lines with four correspondent banks. These lines have an aggregate commitment of $205.0 million with $11.0 million outstanding as of December 31, 2018.
The liquidity needs of First Commonwealth on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments and dividend payments to our stockholders, which totaled $42.6 million for the year ended December 31, 2018, as well as any cash necessary to repurchase our shares, which totaled $26.2 million for the year ended December 31, 2018. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $72.2 million in junior subordinated debentures and cash and interest-bearing deposits of $21.5 million at December 31, 2018. At the end of 2018, the Parent Company had a $15.0 million short-term, unsecured revolving line of credit with another financial institution. As of December 31, 2018, there were no amounts outstanding under this line. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.
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
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.74 and 0.73 at December 31, 2018 and 2017, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

Following is the gap analysis as of December 31:

	2018
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,659,890	$291,134	$439,098	$3,390,122	$1,802,605	$569,659
Investments	81,971	60,654	99,288	241,913	612,407	468,916
Other interest-earning assets	3,013	—	—	3,013	—	—
Total interest-sensitive assets (ISA)	2,744,874	351,788	538,386	3,635,048	2,415,012	1,038,575
Certificates of deposit	116,469	116,664	276,101	509,234	338,148	2,834
Other deposits	3,581,563	—	—	3,581,563	—	—
Borrowings	794,206	218	443	794,867	54,080	57,932
Total interest-sensitive liabilities (ISL)	4,492,238	116,882	276,544	4,885,664	392,228	60,766
Gap	$(1,747,364)	$234,906	$261,842	$(1,250,616)	$2,022,784	$977,809
ISA/ISL	0.61	3.01	1.95	0.74	6.16	17.09
Gap/Total assets	22.32%	3.00%	3.34%	15.98%	25.84%	12.49%

	2017
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,662,906	$214,139	$359,790	$3,236,835	$1,633,236	$521,478
Investments	79,484	45,983	84,001	209,468	525,391	434,919
Other interest-earning assets	8,668	—	—	8,668	—	—
Total interest-sensitive assets (ISA)	2,751,058	260,122	443,791	3,454,971	2,158,627	956,397
Certificates of deposit	139,920	71,178	165,083	376,181	235,037	3,595
Other deposits	3,549,121	—	—	3,549,121	—	—
Borrowings	779,875	244	495	780,614	4,468	10,302
Total interest-sensitive liabilities (ISL)	4,468,916	71,422	165,578	4,705,916	239,505	13,897
Gap	$(1,717,858)	$188,700	$278,213	$(1,250,945)	$1,919,122	$942,500
ISA/ISL	0.62	3.64	2.68	0.73	9.01	68.82
Gap/Total assets	23.50%	2.58%	3.81%	17.12%	26.26%	12.90%
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

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2018 ($)	$(16,914)	$(6,442)	$1,368	$2,587
December 31, 2018 (%)	(6.32)%	(2.41)%	0.51%	0.97%
December 31, 2017 ($)	$(15,810)	$(6,181)	$5,856	$11,315
December 31, 2017 (%)	(6.51)%	(2.55)%	2.41%	4.66%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2018 ($)	$(37,239)	$(14,277)	$10,674	$20,597
December 31, 2018 (%)	(13.90)%	(5.33)%	3.99%	7.69%
December 31, 2017 ($)	$(33,734)	$(16,356)	$14,427	$27,815
December 31, 2017 (%)	(13.90)%	(6.74)%	5.94%	11.46%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. For the years 2018 and 2017, the cost of our interest-bearing liabilities averaged 0.78% and 0.44%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.30% and 3.90%, respectively.
The ALCO is responsible for the identification and management of interest rate risk exposure. As such, the ALCO continuously evaluates strategies to manage our exposure to interest rate fluctuations.
In 2015, the Company entered into a cash flow interest rate swap in which we extended the duration of $65.0 million of the $1.3 billion LIBOR based loans in our loan portfolio at that time into fixed interest rates for a period four years. Please refer to Note 8, "Derivatives," for additional information on interest rate swaps.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $5.0 million at December 31, 2018 and is classified in “Other liabilities” on the Consolidated Statements of Financial Condition.

Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternate financing sources. In 2018, 58 loans totaling $11.3 million were identified as troubled debt restructurings, requiring no additional specific reserves.
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
The allowance for credit losses was $47.8 million at December 31, 2018 or 0.83% of loans outstanding, compared to $48.3 million or 0.89% of loans outstanding at December 31, 2017. Credit measures as of December 31, 2018 compared to December 31, 2017 reflect an increase in the level of criticized loans of $2.8 million from $124.4 million at December 31, 2017 to $127.2 million at December 31, 2018. Classified assets decreased $32.8 million from $73.0 million at December 31, 2017 to $40.2 million at December 31, 2018. Delinquency on accruing loans decreased $2.9 million, or 22%, while the level of nonperforming loans decreased $10.2 million for the same period.
The allowance for credit losses as a percentage of nonperforming loans was 149.1% at December 31, 2018 and 114.3% as of December 31, 2017. The allowance for credit losses includes specific allocations of $1.6 million related to nonperforming loans covering 5% of the total nonperforming balance at December 31, 2018 and specific allocations of $3.7 million covering 9% of the total nonperforming balance at December 31, 2017. The amount of allowance related to nonperforming loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses.

Management believes that the allowance for credit losses is at a level that is sufficient to absorb losses incurred in the loan portfolio at December 31, 2018.
The following table provides information on net charge-offs and nonperforming loans by loan category:

	For the Period Ended December 31, 2018			As of December 31, 2018
	Net Charge-offs	% of Total Net Charge- offs	Net Charge-offs as a % of Average Loans	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$4,506	34.49%	0.08%	$11,981	37.41%	0.21%
Real estate construction	(141)	(1.08)	—	—	—	—
Residential real estate	952	7.29	0.02	13,243	41.35	0.23
Commercial real estate	3,777	28.91	0.07	6,507	20.32	0.11
Loans to individuals	3,971	30.39	0.07	296	0.92	0.01
Total loans, net of unearned income	$13,065	100.00%	0.24%	$32,027	100.00%	0.56%
As the above table illustrates, commercial, financial, agricultural loans and residential real estate loans were the most significant portions of the nonperforming loans as of December 31, 2018. See discussions related to the provision for credit losses and loans for more information.

Results of Operations—2017 Compared to 2016
Summary of 2017 Results
Net income for 2017 was $55.2 million, or $0.58 per diluted share, as compared to a net income of $59.6 million, or $0.67 per diluted share, in 2016. Net income in 2017 was positively impacted by an increase in net interest income of $29.7 million and noninterest income of $15.7 million, offset by an increase in noninterest expense of $40.4 million and a $16.7 million noncash charge for the revaluation of deferred tax assets recorded in connection with the passage of the Tax Cuts and Jobs Act.
Our return on average equity was 6.45% and our return on average assets was 0.77% for 2017, compared to 8.02% and 0.89%, respectively, for 2016.
Average diluted shares for the year 2017 were 7% less than the comparable period in 2016 primarily due to the issuance of 8.4 million shares of common stock as a result of the acquisition of DCB Financial.
Net interest income, on a fully taxable equivalent basis, for 2017 was $30.1 million, or 15%, higher than 2016, primarily due to growth in interest earning assets as well as growth in rates on interest earning assets. Positively affecting net interest income in 2017 was a $173.3 million increase in average net free funds. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. The net interest margin, on a fully taxable equivalent basis, was 3.57% in 2017 compared to 3.32% in 2016.
During the year-ended December 31, 2017, growth in both the level of interest-earning assets and the rates on those assets positively impacted the net interest margin. Yields and spreads on new loan volumes in 2017 exceeded runoff levels, specifically for variable and adjustable rate commercial loans, home equity loans and indirect auto loans. Average earning assets increased $422.1 million, or 7%, compared to the comparable period in 2016.
The taxable equivalent yield on interest-earning assets was 3.90% for the year-ended December 31, 2017, an increase of 27 basis points from the 3.63% yield for the same period in 2016. This increase can be attributed to higher replacement yields on loan portfolio runoff and maturities as a result of improvements in pricing spreads. Additionally, the investment portfolio yield increased by 7 basis points. This increase can be attributed to the runoff or sale of lower yielding U.S. Agency securities which were replaced with higher yielding investment securities. Reductions in the cost of interest-bearing liabilities partially offset the impact of higher yields on interest-earning assets. The cost of interest-bearing liabilities was 0.44% for the year-ended December 31, 2017, compared to 0.39% for the same period in 2016.
Comparing the year-ended December 31, 2017 with the same period in 2016, changes in interest rates positively impacted net interest income by $11.3 million. The higher yield on interest-earning assets favorably impacted net interest income by $16.4 million, while a change in the mix of interest-bearing liabilities and an increase in short-term borrowing rates had a negative impact of $5.0 million on net interest income. The growth in net interest income for the year-ended December 31, 2017, can be primarily attributed to growth in the loan portfolio and changes in the mix of our investment portfolio.
While changes in rates had a positive impact on the net interest margin, increases in average interest-earning assets had an even larger the effect on net interest income. Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $18.8 million in the year ended December 31, 2017 compared to the same period in 2016. Higher levels of interest-earning assets resulted in an increase of $17.0 million in interest income, while reductions in time deposits and long-term borrowings, partially offset by increased short-term borrowings, decreased interest expense by $1.9 million.
Noninterest income, excluding net securities gains (losses), gains on sale of assets and derivative mark to market, increased $10.4 million, or 18%, in 2017, largely due to increases in interchange income, service charges on deposits and trust income.
Total noninterest income increased $15.7 million, or 24%, in 2017 in comparison to the year ended 2016. The most notable change includes a $1.3 million increase in gain on the sale of mortgage loans due to continued growth in mortgage loan originations since the Company reentered the secondary mortgage market in 2014. Net securities gains (losses) increased $4.4 million, primarily due to the early redemption of two of our pooled trust preferred securities.
Total noninterest expense for the year 2017 increased $40.4 million in comparison to the year 2016. Contributing to the 2017 increase is a $16.6 million increase in salaries and employee benefits, primarily due to the increase of 98 full-time equivalent employees at December 31, 2017 compared to December 31, 2016.
Other operating expense increased $5.5 million for the year 2017 compared to 2016, primarily due to a $1.4 million increase in expense related to the reserve for unfunded loan commitments and $1.7 million increase in data processing expenses primarily related to additional volume associated with increased debit cards and card usage as well as an increase in usage by digital channels.

Merger related expenses totaled $10.2 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively. Expenses in 2017 reflect expenses related to the acquisition of DCB Financial while expenses in 2016 reflect expenses related to the acquisition of 13 FirstMerit branches.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Information appearing in Item 7 of this report under the caption “Market Risk” is incorporated herein by reference in response to this item.

ITEM 8.    Financial Statements and Supplementary Data

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2018	2017
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$95,934	$98,624
Interest-bearing bank deposits	3,013	8,668
Securities available for sale, at fair value	909,247	731,358
Securities held to maturity, at amortized cost, (Fair value $383,993 at December 31, 2018 and $418,249 at December 31, 2017)	393,855	422,096
Other investments	32,126	29,837
Loans held for sale	11,881	14,850
Loans:
Portfolio loans	5,774,139	5,407,376
Allowance for credit losses	(47,764)	(48,298)
Net loans	5,726,375	5,359,078
Premises and equipment, net	80,474	81,339
Other real estate owned	3,935	2,765
Goodwill	274,202	255,353
Amortizing intangibles, net	13,038	15,007
Bank owned life insurance	215,766	212,099
Other assets	68,409	77,465
Total assets	$7,828,255	$7,308,539
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,466,213	$1,416,771
Interest-bearing	4,431,779	4,163,934
Total deposits	5,897,992	5,580,705
Short-term borrowings	721,823	707,466
Subordinated debentures	170,288	72,167
Other long-term debt	7,551	8,161
Capital lease obligation	7,217	7,590
Total long-term debt	185,056	87,918
Other liabilities	47,995	44,323
Total liabilities	6,852,866	6,420,412
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued as of December 31, 2018 and 2017; and 98,518,668 and 97,456,478 shares outstanding at December 31, 2018 and 2017, respectively	113,915	113,915
Additional paid-in capital	492,273	470,123
Retained earnings	511,409	437,416
Accumulated other comprehensive (loss) income, net	(11,341)	(6,173)
Treasury stock (15,396,234 and 16,458,424 shares at December 31, 2018 and 2017, respectively)	(130,867)	(127,154)
Total shareholders’ equity	975,389	888,127
Total liabilities and shareholders’ equity	$7,828,255	$7,308,539
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2018	2017	2016
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$257,316	$218,530	$185,344
Interest and dividends on investments:
Taxable interest	31,264	28,608	27,919
Interest exempt from federal income taxes	1,646	1,622	1,498
Dividends	1,859	1,669	2,826
Interest on bank deposits	172	121	27
Total interest income	292,257	250,550	217,614
Interest Expense
Interest on deposits	21,713	9,415	7,523
Interest on short-term borrowings	10,741	8,799	8,076
Interest on subordinated debentures	6,987	3,000	2,635
Interest on other long-term debt	300	323	345
Interest on capital lease obligation	294	233	—
Total interest expense	40,035	21,770	18,579
Net Interest Income	252,222	228,780	199,035
Provision for credit losses	12,531	5,087	18,480
Net Interest Income after Provision for Credit Losses	239,691	223,693	180,555
Noninterest Income
Net securities gains	8,102	5,040	617
Trust income	7,901	7,098	5,366
Service charges on deposit accounts	18,175	18,579	15,869
Insurance and retail brokerage commissions	7,426	8,807	7,964
Income from bank owned life insurance	6,686	5,699	5,381
Gain on sale of mortgage loans	5,436	5,366	4,086
Gain on sale of other loans and assets	5,273	1,753	1,411
Card related interchange income	20,187	18,780	14,955
Derivative mark to market	787	(473)	219
Swap fee income	1,874	2,005	2,359
Other income	6,790	7,677	6,372
Total noninterest income	88,637	80,331	64,599
Noninterest Expense
Salaries and employee benefits	105,115	103,714	87,125
Net occupancy	17,219	15,648	13,150
Furniture and equipment	14,247	13,508	11,624
Data processing	10,470	9,090	7,429
Advertising and promotion	3,956	3,786	2,601
Pennsylvania shares tax	4,875	4,209	3,825
Intangible amortization	3,217	3,081	547
Collection and repossession	2,762	1,905	2,250
Other professional fees and services	4,473	4,761	3,915
FDIC insurance	2,007	3,210	3,903
Loss on sale or write-down of assets	1,080	1,834	1,155
Litigation and operational losses	1,162	2,050	1,420
Merger and acquisition related	1,637	10,213	3,173
Other operating expenses	23,336	23,289	17,808
Total noninterest expense	195,556	200,298	159,925
Income before income taxes	132,772	103,726	85,229
Income tax provision	25,274	48,561	25,639
Net Income	$107,498	$55,165	$59,590
Average Shares Outstanding	99,036,163	95,220,056	88,851,573
Average Shares Outstanding Assuming Dilution	99,223,513	95,331,037	88,851,573
Per Share Data:
Basic Earnings Per Share	$1.09	$0.58	$0.67
Diluted Earnings Per Share	$1.08	$0.58	$0.67
Cash Dividends Declared per Common Share	$0.35	$0.32	$0.28
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Net Income	$107,498	$55,165	$59,590
Other comprehensive (loss) income, before tax (benefit) expense:
Unrealized holding gains (losses) on securities arising during the period	2,783	7,023	(6,304)
Less: reclassification adjustment for gains on securities included in net income	(8,102)	(5,040)	(617)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	326	(901)	(479)
Reclassification adjustment for losses on derivatives included in net income	10	119	(70)
Unrealized gains for postretirement obligation:
Net gain	144	94	331
Total other comprehensive (loss) income, before income tax (benefit) expense	(4,839)	1,295	(7,139)
Income tax (benefit) expense related to items of other comprehensive (loss) income	(1,015)	441	(2,498)
Comprehensive Income	$103,674	$56,019	$54,949
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2017	97,456,478	$113,915	$470,123	$437,416	$(6,173)	$(127,154)	$888,127
Cumulative effect of adoption of ASU 2018-02				1,344	(1,344)		—
January 1, 2018	97,456,478	$113,915	$470,123	$438,760	$(7,517)	$(127,154)	$888,127
Net income				107,498			107,498
Total other comprehensive loss					(3,824)		(3,824)
Cash dividends declared ($0.35 per share)				(34,849)			(34,849)
Treasury stock acquired	(1,920,544)					(26,189)	(26,189)
Treasury stock reissued	2,908,234		21,579	—		22,447	44,026
Restricted stock	74,500	—	571	—		29	600
Balance at December 31, 2018	98,518,668	$113,915	$492,273	$511,409	$(11,341)	$(130,867)	$975,389

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2016	89,007,077	$105,563	$366,426	$412,764	$(7,027)	$(127,797)	$749,929
Net income				55,165			55,165
Total other comprehensive income					854		854
Cash dividends declared ($0.32 per share)				(30,513)			(30,513)
Treasury stock acquired	(104,257)					(1,458)	(1,458)
Treasury stock reissued	181,211		1,170	—		1,387	2,557
Restricted stock	21,000	—	138	—		714	852
Common stock issued	8,351,447	8,352	102,389				110,741
Balance at December 31, 2017	97,456,478	$113,915	$470,123	$437,416	$(6,173)	$(127,154)	$888,127

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2015	88,961,268	$105,563	$365,981	$378,081	$(2,386)	$(127,693)	$719,546
Net income				59,590			59,590
Total other comprehensive loss					(4,641)		(4,641)
Cash dividends declared ($0.28 per share)				(24,907)			(24,907)
Treasury stock acquired	(98,687)					(864)	(864)
Treasury stock reissued	23,148		39	—		177	216
Restricted stock	121,348	—	406	—		583	989
Balance at December 31, 2016	89,007,077	$105,563	$366,426	$412,764	$(7,027)	$(127,797)	$749,929
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Operating Activities
Net income	$107,498	$55,165	$59,590
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12,531	5,087	18,480
Deferred tax expense	3,473	20,825	5,713
Depreciation and amortization	8,046	8,997	7,116
Net gains on securities and other assets	(21,540)	(9,942)	(5,257)
Net amortization of premiums and discounts on securities	3,083	3,532	4,524
Income from increase in cash surrender value of bank owned life insurance	(5,808)	(5,699)	(5,325)
Mortgage loans originated for sale	(165,898)	(164,212)	(133,278)
Proceeds from sale of mortgage loans	177,287	163,125	136,037
Increase in interest receivable	(2,561)	(1,314)	(577)
Increase (decrease) in interest payable	383	426	(272)
(Increase) decrease in income taxes payable	(1,926)	1,318	(589)
Distribution from unconsolidated subsidiary	9,000	—	—
Other—net	11,695	10,997	3,111
Net cash provided by operating activities	135,263	88,305	89,273
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	47,614	51,239	54,057
Purchases	(20,650)	(102,420)	(45,188)
Transactions with securities available for sale:
Proceeds from sales	15,939	143,660	55,744
Proceeds from maturities and redemptions	140,707	148,561	168,237
Purchases	(331,969)	(150,892)	(128,916)
Purchases of FHLB stock	(52,107)	(45,301)	(37,326)
Proceeds from the redemption of FHLB stock	51,488	55,212	63,780
Proceeds from bank owned life insurance	2,140	898	467
Proceeds from the sale of loans	40,783	14,807	18,612
Proceeds from sales of other assets	4,477	5,568	7,765
Acquisition, net of cash acquired	705	3,188	479,469
Net increase in loans	(237,276)	(165,726)	(135,436)
Purchases of premises and equipment	(9,599)	(11,591)	(7,491)
Net cash (used in) provided by investing activities	(347,748)	(52,797)	493,774
Financing Activities
Net increase (decrease) in federal funds purchased	11,000	—	(4,000)
Net increase (decrease) in other short-term borrowings	3,357	(160,477)	(638,882)
Net increase in deposits	176,558	149,175	132,180
Repayments of other long-term debt	(23,598)	(588)	(565)
Proceeds from issuance of long-term debt	98,026	—	—
Repayments of capital lease obligations	(373)	(260)	—
Dividends paid	(34,849)	(30,513)	(24,907)
Proceeds from reissuance of treasury stock	208	228	216
Purchase of treasury stock	(26,189)	(1,458)	(864)
Net cash provided by (used in) financing activities	204,140	(43,893)	(536,822)
Net decrease in cash and cash equivalents	(8,345)	(8,385)	46,225
Cash and cash equivalents at January 1	107,292	115,677	69,452
Cash and cash equivalents at December 31	$98,947	$107,292	$115,677
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
Securities
Debt securities that First Commonwealth has the positive intent and ability to hold to maturity are classified as securities held to maturity and are reported at amortized cost adjusted for amortization of premium and accretion of discount on a level yield basis. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities are classified as securities available for sale and are reported at fair value, with unrealized gains and losses that are not related to impairment excluded from earnings and reported as a component of other comprehensive income, which is included in shareholders’ equity, net of deferred taxes.
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

Loans acquired with evidence of credit deterioration were evaluated and not considered to be significant. The premium or discount estimated through the loan fair value calculation is recognized in interest income on a level yield or straight-line basis over the remaining contractual life of the loans. Additional credit deterioration on acquired loans, in excess of the original credit discount embedded in the fair value determination on the date of acquisition, will be recognized in the allowance for credit losses through the provision for loan losses.
Allowance for Off-Balance Sheet Credit Exposures
First Commonwealth maintains an allowance for off-balance sheet credit exposure at a level deemed sufficient to absorb losses that are inherent to off-balance sheet credit risk. Off-balance sheet credit exposure includes commitments to extend credit, standby letters of credit and commercial letters of credit. Management determines the adequacy of the allowance on a quarterly basis, charging the provision against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the appropriateness of the allowance for off-balance sheet credit exposure consists of analysis of historical usage trends as well as loss history and probability of default rates related to the off-balance sheet category. The calculation begins with historical usage trends related to lines of credit as well as letters of credit and then utilizes those figures to determine the probable usage of available lines. These values are then adjusted by a determined probability of default as well as a loss given default. This amount is adjusted quarterly and reported as part of other operating expenses on the Consolidated Statements of Income.

Bank Owned Life Insurance
First Commonwealth and the banks that First Commonwealth has acquired have purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded as non-interest income in the Consolidated Statements of Income. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $3.8 million and $3.9 million as of December 31, 2018 and 2017, respectively, and is reflected in "Other Liabilities" on the Consolidated Statements of Financial Condition.
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
Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2018, First Commonwealth has interest rate derivative positions that are designated as hedging instruments and others that are not designated as hedging instruments. See Note 8, “Derivatives,” for a description of these instruments.
Earnings Per Common Share
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, the dilutive effect on average shares outstanding is the result of unvested restricted stock grants.
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
Revenue from Contracts with Customers
First Commonwealth records revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.
A significant component of the Company's revenue, net interest earned on financial assets and liabilities, is excluded from the scope of Topic 606. First Commonwealth generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, the Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from contracts with customers.

Note 2—New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Additionally, the FASB issued ASU No. 2018-01, "Leases (Topic 842)" in January 2018, ASU No. 2018-11, "Leases - Targeted Improvements" in July 2018 and ASU 2018-20, "Leases - Narrow-Scope Improvements for Lessors" in December 2018. These ASU's provide certain improvements and optional practical expedients to Topic 842. Under this new guidance, all entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. First Commonwealth has elected the transition option provided in ASU No. 2018-11, which provides for the modified retrospective approach to be applied on January 1, 2019. Upon adoption of this standard on January 1, 2019, we expect to recognize right-of-use assets and related lease liabilities totaling $38.8 million and $42.1 million, respectively. Additionally, during the first quarter of 2019, we expect to recognize an additional right-of-use asset and related lease liability totaling approximately $10.0 million in connection with the relocation of leased space that includes a corporate loan production office and some administrative offices. We have elected to apply certain practical expedients provided under the standard including (i) to not apply the requirements in the new standard to short-term leases (ii) to not reassess the lease classification for any expired or existing lease (iii) to account for lease and non-lease components separately (iv) to not reassess initial direct costs for any existing leases. On the date of adoption, this ASU will result in an 8 basis point decrease in the Company's tier 1 capital to risk weighted asset ratio. The initial impact of this standard primarily relates to operating leases of certain real estate properties. First Commonwealth has no material leasing arrangements for which it is the lessor of property or equipment.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The Current Expected Credit Loss ("CECL") methodology requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The standard is effective for the Company as of January 1, 2020. We have established a CECL implementation team, which includes members from the finance and credit areas, with oversight by the Chief Executive Officer, Chief Financial Officer and Chief Credit Officer. During the third quarter of 2018, Management completed the implementation of a third party software to assist with this ASU. During the fourth quarter of 2018, Management engaged a third party to assist with evaluation of data and methodologies related to this standard. Management is currently evaluating the impact of the amended guidance on First Commonwealth’s financial condition or results of operations.
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
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 22)" allowing a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act. This amendment also requires certain disclosures about the stranded tax effects, including disclosure of the policy for releasing income tax effects from accumulated other comprehensive income and the impact if the entity elected to reclassify the income tax effects or, if the entity did not elect to reclassify, a statement that the entity did not elect to reclassify. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this ASU as of January 1, 2018, electing to reclass the stranded tax effects resulting from the Tax Cut and Jobs Act from accumulated other comprehensive income to retained earnings. Adoption of this ASU did not have a material impact on First Commonwealth's financial condition or results of operations.
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

Note 3—Acquisition

Garfield Acquisition Corporation
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
DCB Financial Corporation
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

Consideration Received
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

	2018			2017			2016
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$2,783	$(585)	$2,198	$7,023	$(2,458)	$4,565	$(6,304)	$2,206	$(4,098)
Reclassification adjustment for gains on securities included in net income	(8,102)	1,701	(6,401)	(5,040)	1,764	(3,276)	(617)	216	(401)
Total unrealized (losses) gains on securities	(5,319)	1,116	(4,203)	1,983	(694)	1,289	(6,921)	2,422	(4,499)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	326	(68)	258	(901)	315	(586)	(479)	168	(311)
Reclassification adjustment for losses (gains) on derivatives included in net income	10	(3)	7	119	(42)	77	(70)	24	(46)
Total unrealized gains (losses) on derivatives	336	(71)	265	(782)	273	(509)	(549)	192	(357)
Unrealized gains for postretirement obligations:
Net gain	144	(30)	114	94	(20)	74	331	(116)	215
Total unrealized gains for postretirement obligations	144	(30)	114	94	(20)	74	331	(116)	215
Total other comprehensive (loss) income	$(4,839)	$1,015	$(3,824)	$1,295	$(441)	$854	$(7,139)	$2,498	$(4,641)

The following table details the change in components of OCI for the year-ended December 31:

	2018
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at December 31	$(6,166)	$(306)	$299	$(6,173)
Cumulative effect of adoption of ASU 2018-02	(1,328)	(64)	48	(1,344)
Balance at January 1	(7,494)	(370)	347	(7,517)
Other comprehensive income before reclassification adjustment	2,198	258		2,456
Amounts reclassified from accumulated other comprehensive income (loss)	(6,401)	7		(6,394)
Net gain			114	114
Net other comprehensive loss during the period	(4,203)	265	114	(3,824)
Balance at December 31	$(11,697)	$(105)	$461	$(11,341)

	2017
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(7,455)	$203	$225	$(7,027)
Other comprehensive income before reclassification adjustment	4,565	(586)		3,979
Amounts reclassified from accumulated other comprehensive income (loss)	(3,276)	77		(3,199)
Net gain			74	74
Net other comprehensive income during the period	1,289	(509)	74	854
Balance at December 31	$(6,166)	$(306)	$299	$(6,173)

	2016
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(2,956)	$560	$10	$(2,386)
Other comprehensive income before reclassification adjustment	(4,098)	(311)		(4,409)
Amounts reclassified from accumulated other comprehensive income (loss)	(401)	(46)		(447)
Net gain			215	215
Net other comprehensive income during the period	(4,499)	(357)	215	(4,641)
Balance at December 31	$(7,455)	$203	$225	$(7,027)

Note 5—Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the year for interest and income taxes as well as detail on non-cash investing and financing activities for the years ended December 31:

	2018	2017	2016
	(dollars in thousands)
Cash paid during the period for:
Interest	$40,071	$21,552	$19,208
Income taxes	23,826	27,902	19,950
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	4,334	3,067	4,824
Other real estate sales transferred to loans	—	1,891	—
Fair value of loans transferred from held to maturity to available for sale	37,367	15,102	18,758
Gross (decrease) increase in market value adjustment to securities available for sale	(5,319)	1,983	(6,919)
Gross increase (decrease) in market value adjustment to derivatives	336	(783)	(549)
Investments redeemed, not settled	—	—	3,769
Net assets (liabilities) acquired through acquisition	21,834	37,070	(501,516)
Proceeds from death benefit on bank-owned life insurance not received	—	245	437
Treasury shares issued	2,257	2,258	—

Note 6—Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ending December 31:

	2018	2017	2016
Weighted average common shares issued	113,914,902	111,809,880	105,563,455
Average treasury shares	(14,747,687)	(16,463,079)	(16,605,461)
Average deferred compensation shares	(37,411)	(37,411)	—
Average unearned nonvested shares	(93,641)	(89,334)	(106,421)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	99,036,163	95,220,056	88,851,573
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	149,939	73,570	—
Additional common stock equivalents (deferred compensation) used to calculated diluted earnings per share	37,411	37,411	—
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	99,223,513	95,331,037	88,851,573
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the years ended December 31, because to do so would have been anti-dilutive.

	12/31/2018			12/31/2017			12/31/2016
		Price Range			Price Range			Price Range
	Shares	From	To	Shares	From	To	Shares	From	To
Restricted Stock	71,560	$8.84	$14.49	18,173	$8.55	$13.96	67,920	$8.38	$13.96

Note 7—Cash and Due from Banks
Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts, such as checking accounts and NOW accounts. Reserves are maintained in the form of vault cash or balances held with the local Federal Reserve Bank. First Commonwealth Bank maintained average balances of $4.9 million during 2018 and $10.3 million during 2017 with the Federal Reserve Bank of Cleveland.

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
We have 31 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have ten risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
Derivatives Designated as Hedging Instruments
The Company has entered into an interest rate swap contract, which was designated as a cash flow hedge. The interest rate swap has a total notional amount of $65.0 million with an original maturity of four years. The maturity date for this contract is March 4, 2019. The Company's risk management objective for this hedge is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans benchmarked to the 1-month LIBOR rate. Therefore, the interest rate swap convert the interest payments on the first $65.0 million of 1-month LIBOR-based commercial loans into fixed rate payments.
The periodic net settlement of interest rate swaps is recorded as an adjustment to "Interest and fees on loans" in the Consolidated Statement of Income. For the year ended December 31, 2018, interest income was decreased by $0.6 million and, for the years ended December 31, 2017 and 2016, interest income was increased by $0.5 million and $1.6 million, respectively, as a result of this and other interest rate swaps entered into during the period. Changes in the fair value of the effective portion of cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest and fees on loans," the same line item in the Consolidated Statement of Income as the income on the hedged items. The cash flow hedges were highly effective at December 31, 2018, 2017 and 2016 and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Other operating expense" in the Consolidated Statements of Income. The impact to noninterest expense for the years ended December 31, 2018 and 2017 was a decrease of $189 thousand and $19 thousand, respectively. There were no interest rate lock commitments in 2016.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At December 31, 2018, the underlying funded mortgage loan commitments had a carrying value of $6.9 million and a fair value of $7.6 million, while the underlying unfunded mortgage loan commitments had a notional amount of $9.9 million. At December 31, 2017, the underlying funded mortgage loan commitments had a carrying value of $14.3 million and a fair value of $14.7 million, while the underlying unfunded mortgage loan commitments had a notional amount of $13.8 million.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other operating expense" in the Consolidated Statements of Income. The impact on other noninterest expense for the year ended December 31, 2018 totaled $15 thousand. At December 31, 2018 and December 31, 2017, the underlying loans had a carrying value of $1.9 million and $10.0 million, respectively, and a fair value of $1.9 million and $10.1 million, respectively.
The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks at December 31:

	2018	2017
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(3)	$(791)
Notional Amount:
Interest rate derivatives	411,645	401,304
Interest rate caps	36,111	46,444
Risk participation agreements	162,139	197,660
Sold credit protection on risk participation agreements	(59,315)	(46,170)
Interest rate options	9,900	—
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(133)	459
Notional Amount	65,000	150,000
Interest rate forwards:
Fair value adjustment	(170)	19
Notional Amount	15,000	17,000
Foreign exchange forwards:
Fair value adjustment	(6)	(70)
Notional Amount	1,927	10,077

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Consolidated Statements of Income for the years ended December 31:

	2018	2017	2016
	(dollars in thousands)
Non-hedging interest rate derivatives:
Increase (decrease) in other income	$787	$(473)	$219
Decrease in other expense	(332)	—	—
Hedging interest rate derivatives:
(Decrease) increase in interest income	(590)	452	1,627
Increase in other income	10	119	70
Hedging interest rate forwards:
Decrease in other expense	(189)	(19)	—
Hedging interest rate derivatives:
Increase (decrease) in other expense	15	4	(5)
The fair value of our derivatives is included in a table in Note 19, “Fair Values of Assets and Liabilities,” in the line items “Other assets” and “Other liabilities.”

Note 9—Investment Securities

Securities Available for Sale
Below is an analysis of the amortized cost and fair values of securities available for sale at December 31:

	2018				2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$9,011	$479	$(84)	$9,406	$10,556	$789	$(7)	$11,338
Mortgage-Backed Securities – Commercial	169,633	214	(2,103)	167,744	24,611	—	(462)	24,149
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	686,906	1,846	(15,391)	673,361	632,422	2,622	(9,489)	625,555
Other Government-Sponsored Enterprises	10,000	12	—	10,012	1,098	—	(1)	1,097
Obligations of States and Political Subdivisions	27,592	126	(6)	27,712	27,083	327	—	27,410
Corporate Securities	20,912	321	(221)	21,012	15,907	590	(4)	16,493
Pooled Trust Preferred Collateralized Debt Obligations	—	—	—	—	27,499	526	(4,379)	23,646
Total Debt Securities	924,054	2,998	(17,805)	909,247	739,176	4,854	(14,342)	729,688
Equities	—	—	—	—	1,670	—	—	1,670
Total Securities Available for Sale	$924,054	$2,998	$(17,805)	$909,247	$740,846	$4,854	$(14,342)	$731,358

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

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2018, by contractual maturity, are shown below:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$4,000	$3,993
Due after 1 but within 5 years	17,256	17,045
Due after 5 but within 10 years	35,319	35,448
Due after 10 years	1,929	2,250
	58,504	58,736
Mortgage-Backed Securities (a)	865,550	850,511
Total Debt Securities	$924,054	$909,247

(a)
Mortgage Backed Securities include an amortized cost of $178.6 million and a fair value of $177.2 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $686.9 million and a fair value of $673.4 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the years ended December 31:

	2018	2017	2016
	(dollars in thousands)
Proceeds from sales	$15,939	$143,660	$55,744
Gross (losses) gains realized:
Sales Transactions:
Gross gains	$4,719	$359	$305
Gross losses	—	(316)	(277)
	4,719	43	28
Maturities and impairment
Gross gains	3,383	5,057	589
Gross losses	—	(60)	—
Other-than-temporary impairment	—	—	—
	3,383	4,997	589
Net gains and impairment	$8,102	$5,040	$617
Gross gains from sales transactions of $4.7 million were recognized in 2018 as a result of the sale of the remaining pooled trust preferred security portfolio. Gross gains from maturities and impairment of $3.4 million were recognized in 2018 as a result of successful auction calls on PreSTL XIV and PreSTL IX, two of our pooled trust preferred securities.
During 2017, proceeds from sales of investments include the liquidation of the DCB investment portfolio as well as the sale of small positions in CMO and MBS investments. Gross gains from maturities and impairments resulted from the early redemption of two pooled trust preferred securities. The successful auction call of PreSTL XIII provided a gain of $4.3 million and the liquidation of PreSTL VII by senior note holders resulted in a gain of $0.7 million.
Proceeds from the sales of investments in 2016 were related to sales of small positions in CMO's and MBS's. During 2016, a gain of $0.6 million was recognized as a result of the early redemption of a pooled trust preferred security. This security was redeemed due to an election by the senior note holders to liquidate the trust.
Securities available for sale with an approximate fair value of $636.3 million and $569.0 million were pledged as of December 31, 2018 and 2017, respectively, to secure public deposits and for other purposes required or permitted by law.

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at December 31:.

	2018				2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,635	$—	$(97)	$3,538	$3,925	$—	$(14)	$3,911
Mortgage-Backed Securities – Commercial	55,221	—	(2,327)	52,894	58,249	—	(1,394)	56,855
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	279,109	212	(7,254)	272,067	305,126	10	(2,552)	302,584
Mortgage-Backed Securities – Commercial	13,159	—	(258)	12,901	14,056	—	(71)	13,985
Obligations of States and Political Subdivisions	42,331	175	(313)	42,193	40,540	335	(161)	40,714
Debt Securities Issued by Foreign Governments	400	—	—	400	200	—	—	200
Total Securities Held to Maturity	$393,855	$387	$(10,249)	$383,993	$422,096	$345	$(4,192)	$418,249
The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$520	$519
Due after 1 but within 5 years	7,218	7,210
Due after 5 but within 10 years	34,993	34,864
Due after 10 years	—	—
	42,731	42,593
Mortgage-Backed Securities (a)	351,124	341,400
Total Debt Securities	$393,855	$383,993

(a)
Mortgage Backed Securities include an amortized cost of $58.9 million and a fair value of $56.4 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $292.3 million and a fair value of $285.0 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Securities held to maturity with an amortized cost of $250.3 million and $338.3 million were pledged as of December 31, 2018 and 2017, respectively, to secure public deposits for other purposes required or permitted by law.

Note 10—Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments—Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in other comprehensive income (“OCI”). During the years ended December 31, 2018, 2017 and 2016, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at December 31, 2018 for both available for sale and held to maturity securities by investment category and time frame for which the securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,289	$(41)	$5,028	$(140)	$7,317	$(181)
Mortgage-Backed Securities – Commercial	95,826	(925)	75,959	(3,505)	171,785	(4,430)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	156,732	(1,856)	626,003	(20,789)	782,735	(22,645)
Mortgage-Backed Securities – Commercial	—	—	12,901	(258)	12,901	(258)
Obligations of States and Political Subdivisions	8,591	(85)	9,338	(234)	17,929	(319)
Corporate Securities	14,769	(214)	3,993	(7)	18,762	(221)
Total Securities	$278,207	$(3,121)	$733,222	$(24,933)	$1,011,429	$(28,054)

At December 31, 2018, fixed income securities issued by U.S. Government-sponsored enterprises comprised 82% of total unrealized losses due to changes in market interest rates. Government agencies account for 16% of total unrealized losses as a result of changes in market interest rates. At December 31, 2018, there were 132 debt securities in an unrealized loss position, 59 of which related to residential mortgage-backed securities with an unrealized loss of 12 months or more. There were no equity securities in an unrealized loss position at December 31, 2018.

The following table presents the gross unrealized losses and estimated fair value at December 31, 2017 for both available for sale and held to maturity securities by investment category and time frame for which the securities had been in a continuous unrealized loss position:

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
As of December 31, 2018, our corporate securities had an amortized cost and estimated fair value of $20.9 million and $21.0 million, respectively, and were comprised of debt for large regional banks. At December 31, 2017, these securities had an amortized cost of $15.9 million and estimated fair value of $16.5 million. There were four corporate securities in an unrealized loss position as of December 31, 2018 and one corporate securities in a loss position as of December 31, 2017. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trend and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.

During 2018, all of our pooled trust preferred collateralized debt obligations were liquidated either through a successful auction call or sale. At December 31, 2017, the pooled trust preferred securities had an amortized cost and estimated fair value of $27.5 million and $23.6 million, respectively. Other-than-temporary impairment charges were recognized on the pooled trust preferred securities in 2008, 2009 and 2010. The following table provides a cumulative roll forward of credit losses recognized in earnings for the trust preferred securities for the years ended December 31:

	2018	2017	2016
	(dollars in thousands)
Balance, beginning (a)	$12,208	$17,056	$24,851
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (b)	(223)	(890)	(1,124)
Reduction for debt securities sold during the period	(9,164)	—	—
Reduction for debt securities called during the period	(2,821)	(3,958)	(6,671)
Balance, ending	$—	$12,208	$17,056

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized either as principal payments or interest income during the period.
For the years ended December 31, 2017 and 2016, no other-than-temporary impairment charges were recorded on equity securities. There were no equity securities in an unrealized loss position as of December 31, 2017.

Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of December 31, 2018 and 2017, our FHLB stock totaled $30.5 million and $29.8 million, respectively and is included in “Other investments” on the Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2018.
At December 31, 2018, Other Investments also includes $1.7 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. For the year ended December 31, 2018, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.

Note 11—Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types as of December 31:

	2018			2017
	Originated Loans	Acquired Loans	Total Loans	Originated Loans	Acquired Loans	Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,100,947	$37,526	$1,138,473	$1,122,741	$40,642	$1,163,383
Real estate construction	353,008	5,970	358,978	242,905	5,963	248,868
Residential real estate	1,313,645	248,760	1,562,405	1,206,119	220,251	1,426,370
Commercial real estate	1,922,349	201,195	2,123,544	1,892,185	126,911	2,019,096
Loans to individuals	585,347	5,392	590,739	543,411	6,248	549,659
Total loans	$5,275,296	$498,843	$5,774,139	$5,007,361	$400,015	$5,407,376

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
The following tables represent our credit risk profile by creditworthiness category for the years ended December 31:

	2018
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated Loans
Pass	$1,055,394	$337,367	$1,302,912	$1,880,139	$585,141	$5,160,953
Non-Pass
OAEM	33,723	15,641	1,026	28,904	—	79,294
Substandard	11,830	—	9,707	13,306	206	35,049
Doubtful	—	—	—	—	—	—
Total Non-Pass	45,553	15,641	10,733	42,210	206	114,343
Total	$1,100,947	$353,008	$1,313,645	$1,922,349	$585,347	$5,275,296

Acquired Loans
Pass	$31,399	$5,337	$245,637	$198,201	$5,377	$485,951
Non-Pass
OAEM	5,890	633	736	441	—	7,700
Substandard	237	—	2,387	2,553	15	5,192
Doubtful	—	—	—	—	—	—
Total Non-Pass	6,127	633	3,123	2,994	15	12,892
Total	$37,526	$5,970	$248,760	$201,195	$5,392	$498,843

	2017
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated Loans
Pass	$1,061,147	$242,905	$1,194,352	$1,855,253	$543,175	$4,896,832
Non-Pass
OAEM	26,757	—	1,435	13,326	—	41,518
Substandard	30,431	—	10,332	23,606	236	64,605
Doubtful	4,406	—	—	—	—	4,406
Total Non-Pass	61,594	—	11,767	36,932	236	110,529
Total	$1,122,741	$242,905	$1,206,119	$1,892,185	$543,411	$5,007,361

Acquired Loans
Pass	$34,573	$5,963	$217,824	$121,536	$6,231	$386,127
Non-Pass
OAEM	5,567	—	798	3,517	—	9,882
Substandard	502	—	1,629	1,858	17	4,006
Doubtful	—	—	—	—	—	—
Total Non-Pass	6,069	—	2,427	5,375	17	13,888
Total	$40,642	$5,963	$220,251	$126,911	$6,248	$400,015
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
Total gross charge-offs for the years ended December 31, 2018 and 2017 were $15.1 million and $12.5 million, respectively.
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of December 31, 2018. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of December 31. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	2018
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated Loans
Commercial, financial, agricultural and other	$130	$247	$92	$10,223	$10,692	$1,090,255	$1,100,947
Real estate construction	212	—	—	—	212	352,796	353,008
Residential real estate	3,697	710	790	6,238	11,435	1,302,210	1,313,645
Commercial real estate	492	69	—	3,437	3,998	1,918,351	1,922,349
Loans to individuals	2,362	532	662	207	3,763	581,584	585,347
Total	$6,893	$1,558	$1,544	$20,105	$30,100	$5,245,196	$5,275,296

Acquired Loans
Commercial, financial, agricultural and other	$1	$—	$—	$204	$205	$37,321	$37,526
Real estate construction	—	—	—	—	—	5,970	5,970
Residential real estate	226	24	27	1,904	2,181	246,579	248,760
Commercial real estate	—	—	—	1,042	1,042	200,153	201,195
Loans to individuals	46	12	11	15	84	5,308	5,392
Total	$273	$36	$38	$3,165	$3,512	$495,331	$498,843

	2017
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated Loans
Commercial, financial, agricultural and other	$378	$61	$40	$18,741	$19,220	$1,103,521	$1,122,741
Real estate construction	199	—	—	—	199	242,706	242,905
Residential real estate	4,618	1,025	1,076	6,225	12,944	1,193,175	1,206,119
Commercial real estate	2,198	28	6	3,240	5,472	1,886,713	1,892,185
Loans to individuals	1,899	769	623	236	3,527	539,884	543,411
Total	$9,292	$1,883	$1,745	$28,442	$41,362	$4,965,999	$5,007,361

Acquired Loans
Commercial, financial, agricultural and other	$6	$7	$—	$436	$449	$40,193	$40,642
Real estate construction	—	—	—	—	—	5,963	5,963
Residential real estate	148	9	83	705	945	219,306	220,251
Commercial real estate	—	—	—	1,077	1,077	125,834	126,911
Loans to individuals	36	20	26	17	99	6,149	6,248
Total	$190	$36	$109	$2,235	$2,570	$397,445	$400,015
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
There were no impaired loans held for sale at December 31, 2018 and December 31, 2017. Total gains of $1.8 million and $21 thousand were recognized on sales of impaired loans during the years ended December 31, 2018 and 2017 respectively.

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of December 31, 2018 and 2017. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired for the years ended December 31, 2018, 2017 and 2016. Average balances are calculated based on month-end balances of the loans for the period reported and are included in the table below based on its period end allowance position.

	2018
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
Originated Loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$8,735	$16,442		$18,480	$602
Real estate construction	—	—		—	—
Residential real estate	10,726	12,571		10,651	271
Commercial real estate	3,599	3,812		7,919	177
Loans to individuals	281	408		310	11
Subtotal	23,341	33,233		37,360	1,061
With an allowance recorded:
Commercial, financial, agricultural and other	3,042	3,181	$797	2,531	20
Real estate construction	—	—	—	—	—
Residential real estate	486	495	107	504	13
Commercial real estate	1,866	1,878	596	991	4
Loans to individuals	—	—	—	—	—
Subtotal	5,394	5,554	1,500	4,026	37
Total	$28,735	$38,787	$1,500	$41,386	$1,098
Acquired Loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$73	$73		$214	$10
Real estate construction	—	—		—	—
Residential real estate	2,031	2,604		1,906	5
Commercial real estate	1,042	2,052		1,565	—
Loans to individuals	15	17		16	—
Subtotal	3,161	4,746		3,701	15
With an allowance recorded:
Commercial, financial, agricultural and other	131	131	$131	11	—
Real estate construction	—	—	—	—	—
Residential real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Subtotal	131	131	131	11	—
Total	$3,292	$4,877	$131	$3,712	$15

	2017
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
Originated Loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$5,548	$12,153		$10,282	$394
Real estate construction	—	—		—	—
Residential real estate	10,625	12,470		11,366	355
Commercial real estate	5,155	5,489		6,469	583
Loans to individuals	347	383		353	19
Subtotal	21,675	30,495		28,470	1,351
With an allowance recorded:
Commercial, financial, agricultural and other	16,866	21,094	$3,478	9,391	96
Real estate construction	—	—	—	—	—
Residential real estate	456	478	107	167	—
Commercial real estate	954	954	128	143	4
Loans to individuals	—	—	—	—	—
Subtotal	18,276	22,526	3,713	9,701	100
Total	$39,951	$53,021	$3,713	$38,171	$1,451
Acquired Loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$436	$449		$476	$—
Real estate construction	—	—		25	—
Residential real estate	666	965		535	—
Commercial real estate	940	1,842		2,135	—
Loans to individuals	17	17		6	—
Subtotal	2,059	3,273		3,177	—
With an allowance recorded:
Commercial, financial, agricultural and other	—	—	$—	—	—
Real estate construction	—	—	—	—	—
Residential real estate	93	122	4	74	—
Commercial real estate	137	150	29	155	—
Loans to individuals	—	—	—	—	—
Subtotal	230	272	33	229	—
Total	$2,289	$3,545	$33	$3,406	$—

	2016
	Originated		Acquired
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$23,146	$576	$—	$—
Real estate construction	4	44	—	—
Residential real estate	10,957	312	406	—
Commercial real estate	6,718	170	162	—
Loans to individuals	409	15	3	—
Subtotal	41,234	1,117	571	—
With an allowance recorded:
Commercial, financial, agricultural and other	13,885	99	—	—
Real estate construction	—	—	—	—
Residential real estate	241	4	16	—
Commercial real estate	555	25	—	—
Loans to individuals	—	—	—	—
Subtotal	14,681	128	16	—
Total	$55,915	$1,245	$587	$—
Unfunded commitments related to nonperforming loans were $1.6 million and $2.4 million at December 31, 2018 and 2017, respectively. After considering the collateral related to these commitments, a reserve of $12 thousand and $178 thousand was established for these off balance sheet exposures at December 31, 2018 and 2017, respectively.
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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans as of December 31:

	2018	2017	2016
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$8,757	$11,563	$13,790
Nonaccrual status	11,761	11,222	11,569
Total	$20,518	$22,785	$25,359
Commitments
Letters of credit	$60	$60	$—
Unused lines of credit	1,027	54	358
Total	$1,087	$114	$358

The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings during the years ending December 31:

	2018
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	3	$74	$—	$8,250	$8,324	$6,104	$—
Residential real estate	37	242	241	1,316	1,799	1,638	—
Commercial real estate	3	—	—	1,016	1,016	975	—
Loans to individuals	15	—	89	53	142	112	—
Total	58	$316	$330	$10,635	$11,281	$8,829	$—

	2017
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	6	$6,768	$1,806	$987	$9,561	$6,946	$566
Residential real estate	20	134	261	573	968	851	1
Commercial real estate	5	179	—	269	448	412	29
Loans to individuals	10	—	28	49	77	65	—
Total	41	$7,081	$2,095	$1,878	$11,054	$8,274	$596

	2016
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	5	$23	$6,318	$3,854	$10,195	$6,210	$317
Residential real estate	39	107	214	2,619	2,940	2,698	124
Commercial real estate	8	1,368	—	25	1,393	1,271	59
Loans to individuals	13	23	82	25	130	96	—
Total	65	$1,521	$6,614	$6,523	$14,658	$10,275	$500
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this footnote. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the years ended December 31, 2018, 2017 and 2016, $0.3 million, $0.3 million and $6.6 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization.

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the year ending December 31:

	2018		2017		2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	1	$49	—	$—	4	$313
Loans to individuals	—	—	1	2	—	—
Total	1	$49	1	$2	4	$313
The following tables provide detail related to the allowance for credit losses for the years ended December 31.

	2018
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated Loans:
Beginning balance	$23,418	$1,349	$2,753	$17,328	$3,404	$48,252
Charge-offs	(5,201)	—	(1,217)	(3,930)	(4,554)	(14,902)
Recoveries	746	135	233	153	579	1,846
Provision (credit)	272	518	2,165	4,831	4,604	12,390
Ending balance	19,235	2,002	3,934	18,382	4,033	47,586
Acquired Loans:
Beginning balance	$11	$—	$6	$29	$—	$46
Charge-offs	(93)	—	(96)	—	(22)	(211)
Recoveries	42	6	128	—	26	202
Provision (credit)	179	(6)	(3)	(25)	(4)	141
Ending balance	139	—	35	4	—	178
Total ending balance	$19,374	$2,002	$3,969	$18,386	$4,033	$47,764
Ending balance: individually evaluated for impairment	$928	$—	$107	$596	$—	$1,631
Ending balance: collectively evaluated for impairment	18,446	2,002	3,862	17,790	4,033	46,133
Loans:
Ending balance	1,138,473	358,978	1,562,405	2,123,544	590,739	5,774,139
Ending balance: individually evaluated for impairment	11,631	—	3,747	5,710	—	21,088
Ending balance: collectively evaluated for impairment	1,126,842	358,978	1,558,658	2,117,834	590,739	5,753,051

	2017
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated Loans:
Beginning balance	$35,974	$577	$2,492	$6,619	$4,504	$50,166
Charge-offs	(6,176)	—	(1,261)	(340)	(4,220)	(11,997)
Recoveries	3,900	465	304	274	460	5,403
Provision (credit)	(10,280)	307	1,218	10,775	2,660	4,680
Ending balance	23,418	1,349	2,753	17,328	3,404	48,252
Acquired Loans:
Beginning balance	$—	$—	$19	$—	$—	$19
Charge-offs	(458)	—	(26)	—	(28)	(512)
Recoveries	1	5	67	4	55	132
Provision (credit)	468	(5)	(54)	25	(27)	407
Ending balance	11	—	6	29	—	46
Total ending balance	$23,429	$1,349	$2,759	$17,357	$3,404	$48,298
Ending balance: individually evaluated for impairment	$3,478	$—	$111	$157	$—	$3,746
Ending balance: collectively evaluated for impairment	19,951	1,349	2,648	17,200	3,404	44,552
Loans:
Ending balance	1,163,383	248,868	1,426,370	2,019,096	549,659	5,407,376
Ending balance: individually evaluated for impairment	22,450	—	6,698	6,003	—	35,151
Ending balance: collectively evaluated for impairment	1,140,933	248,868	1,419,672	2,013,093	549,659	5,372,225

	2016
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$31,035	$887	$2,606	$11,924	$4,360	$50,812
Charge-offs	(19,603)	—	(1,189)	(570)	(4,943)	(26,305)
Recoveries	4,164	562	481	1,522	469	7,198
Provision (credit)	20,378	(872)	594	(6,257)	4,618	18,461
Ending balance on originated loans	35,974	577	2,492	6,619	4,504	50,166
Ending balance on acquired loans (1)	—	—	19	—	—	19
Ending balance	$35,974	$577	$2,511	$6,619	$4,504	$50,185
Ending balance: individually evaluated for impairment	$2,530	$—	$180	$434	$—	$3,144
Ending balance: collectively evaluated for impairment	33,444	577	2,331	6,185	4,504	47,041
Loans:
Ending balance	1,139,547	219,621	1,229,192	1,742,210	548,777	4,879,347
Ending balance: individually evaluated for impairment	22,325	—	5,875	5,468	—	33,668
Ending balance: collectively evaluated for impairment	1,117,222	219,621	1,223,317	1,736,742	548,777	4,845,679
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
As of December 31, 2018 and 2017, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 8, “Derivatives,” for a description of interest rate derivatives entered into by First Commonwealth.
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
The following table identifies the notional amount of those instruments at December 31:

	2018	2017
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,883,914	$1,840,180
Financial standby letters of credit	18,298	17,946
Performance standby letters of credit	22,027	20,472
Commercial letters of credit	887	1,149
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
The notional amounts outstanding at December 31, 2018 include amounts issued in 2018 of $1.8 million in financial standby letters of credit and $3.2 million in performance standby letters of credit. There were no commercial letters of credit issued during 2018. A liability of $0.2 million has been recorded as of both December 31, 2018 and 2017, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $5.0 million and $5.2 million as of December 31, 2018 and 2017, respectively. This liability is reflected in “Other liabilities” in the Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.

Note 13—Premises and Equipment
Premises and equipment are described as follows:

	Estimated Useful Life	2018	2017
	(dollars in thousands)
Land	Indefinite	$15,359	$15,389
Buildings and improvements	10-50 years	78,643	88,386
Leasehold improvements	5-40 years	27,573	17,812
Furniture and equipment	3-7 years	67,735	64,609
Software	3-7 years	38,800	37,434
Subtotal		228,110	223,630
Less accumulated depreciation and amortization		147,636	142,291
Total premises and equipment		$80,474	$81,339
Depreciation related to premises and equipment included in noninterest expense for the years ended December 31, 2018, 2017 and 2016 amounted to $9.5 million, $9.0 million and $7.5 million, respectively.
First Commonwealth leases various premises and assorted equipment under non-cancellable agreements. Total future minimal rental commitments at December 31, 2018, were as follows:

	Premises	Equipment
	(dollars in thousands)
2019	$4,871	$74
2020	4,965	28
2021	4,965	13
2022	4,899	5
2023	4,928	—
Thereafter	44,777	—
Total	$69,405	$120
Included in the lease commitments above is $141 thousand in lease payments to be paid under a sale-leaseback arrangement. The sale-leaseback transaction occurred in 2005 and resulted in a gain of $297 thousand on the sale of a branch that is being recognized over the 15 year lease term through 2020.
Increases in utilities and taxes that may be passed on to the lessee under the terms of various lease agreements are not reflected in the above table. However, certain lease agreements provide for increases in rental payments based upon historical increases in the consumer price index or the lessor’s cost of operating the facility, and are included in the minimum lease commitments. Additionally, the table above includes rent expense that is recognized for rent holidays and during construction periods. Total lease expense amounted to $4.1 million, $2.7 million and $3.7 million in 2018, 2017 and 2016, respectively.

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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of December 31, 2018 and 2017 was $274.2 million and $255.4 million, respectively. The $18.8 million increase in goodwill during the year ended December 31, 2018 is primarily a result of the Garfield acquisition. No impairment charges on goodwill or other intangible assets were incurred in 2018, 2017 or 2016.

We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
An assessment of qualitative factors was completed as of November 30, 2018 and December 31, 2018 and indicated that it is more likely than not that the fair value of First Commonwealth's goodwill exceeds its carrying amount; therefore, the two step goodwill impairment test was not considered necessary. The assessment of qualitative factors considered historical and projected financial performance, macroeconomic factors such as the Company's access to capital, the general business climate and changes in the banking industry as well as market considerations such as geographic expansion, new product offerings and the regulatory environment.
As of December 31, 2018, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
FASB ASC Topic 350, “Intangibles—Other,” also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2018
Customer deposit intangibles	$20,228	$(8,877)	$11,351
Customer list intangible	2,283	(1,069)	1,214
Total other intangible assets	$22,511	$(9,946)	$12,565

December 31, 2017
Customer deposit intangibles	$19,471	$(6,071)	$13,400
Customer list intangible	2,283	(751)	1,532
Total other intangible assets	$21,754	$(6,822)	$14,932
Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. The core deposits have a remaining amortization period of 9.3 years and a weighted average amortization period of approximately 8.0 years. The customer list intangible represents the estimated value of the customer base for an insurance agency acquired in 2014 and the wealth management business acquired as part of the DCB acquisition in 2017. These amounts are amortized over their expected lives using expected cash flows based on retention of the customer base. The customer list intangible has a remaining amortization period of 10.7 years and a weighted average amortization period of 8.9 years. In the table above, the change in the gross customer deposit intangible and customer list intangibles from December 31, 2017 to December 31, 2018 is due to the Garfield acquisition resulting in $1.2 million of core deposit intangibles. In addition to customer deposit intangibles and customer list intangibles, First Commonwealth has mortgage servicing rights of $0.5 million and $0.1 million as December 31, 2018 and 2017, respectively, related to the sale of 1-4 family residential mortgages for which we retain servicing. First Commonwealth recognized amortization expense on other intangible assets of $3.1 million, $3.1 million, and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following presents the estimated amortization expense of core deposit and customer list intangibles:

	Core Deposit Intangibles	Customer List Intangible	Total
	(dollars in thousands)
2019	$2,542	$271	$2,813
2020	2,177	230	2,407
2021	1,869	193	2,062
2022	1,560	159	1,719
2023	1,252	127	1,379
Thereafter	1,951	234	2,185
Total	$11,351	$1,214	$12,565

Note 15—Interest-Bearing Deposits
Components of interest-bearing deposits at December 31 were as follows:

	2018	2017
	(dollars in thousands)
Interest-bearing demand deposits	$180,209	$187,281
Savings deposits	3,401,354	3,361,840
Time deposits	850,216	614,813
Total interest-bearing deposits	$4,431,779	$4,163,934
Interest-bearing deposits at December 31, 2018 and 2017, include allocations from interest-bearing demand deposit accounts of $952.1 million and $919.1 million, respectively, into savings, which includes money market accounts. These reallocations are based on a formula and have been made to reduce First Commonwealth’s reserve requirement in compliance with regulatory guidelines.
Included in time deposits at December 31, 2018 and 2017, were certificates of deposit in denominations of $250 thousand or more of $140.2 million and $61.5 million, respectively.
Interest expense related to certificates of deposit in denominations of $250 thousand or greater amounted to $1.6 million in 2018, $0.5 million in 2017 and $0.5 million in 2016.
Included in time deposits at December 31, 2018, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2019	$509,206
2020	198,525
2021	111,012
2022	20,135
2023 and thereafter	11,338
Total	$850,216

Note 16—Short-term Borrowings
Short-term borrowings at December 31 were as follows:

	2018			2017			2016
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
	(dollars in thousands)
Federal funds purchased	$11,000	$8,801	2.05%	$—	$6,225	1.24%	$—	$6,887	0.60%
Borrowings from FHLB	565,000	467,594	2.12	567,500	710,932	1.18	748,000	1,265,932	0.61
Securities sold under agreements to repurchase	145,823	142,562	0.44	139,966	150,234	0.24	119,943	114,918	0.23
Total	$721,823	$618,957	1.74	$707,466	$867,391	1.01	$867,943	$1,387,737	0.58
Maximum total at any month-end	$811,026			$967,259			$1,530,678
Weighted average rate at year-end			2.17%			1.27%			0.63%
Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2018	2017	2016
	(dollars in thousands)
Federal funds purchased	$180	$77	$41
Borrowings from FHLB	9,929	8,360	7,765
Securities sold under agreements to repurchase	632	362	270
Total interest on short-term borrowings	$10,741	$8,799	$8,076

Note 17—Subordinated Debentures
Subordinated debentures outstanding at December 31 are as follows:

		2018		2017
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	$49,131	4.875% until June 1, 2023, then LIBOR + 1.845%
First Commonwealth Bank	2033	$48,990	5.50% until June 1, 2028, then LIBOR + 2.37%
First Commonwealth Capital Trust II	2034	$30,929	LIBOR + 2.85	$30,929	LIBOR + 2.85
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85	41,238	LIBOR + 2.85
Total		$170,288		$72,167

On May 21, 2018, First Commonwealth Bank issued ten-year subordinated notes with an aggregate principal amount of $50.0 million and a fixed-to-floating rate of 4.875%. The rate remains fixed until June 1, 2023, then adjusts on a quarterly basis to LIBOR + 1.845%. The Bank may redeem the notes, beginning with the interest payment due on June 1, 2023, in whole or in part at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. Deferred issuance costs of $0.9 million are being amortized on a straight-line basis over the term of the notes.

On May 21, 2018, First Commonwealth Bank also issued fifteen-year subordinated notes with an aggregate principal amount of $50.0 million and a fixed-to-floating rate of 5.50%. The rate remains fixed until June 1, 2028, then adjusts on a quarterly basis to LIBOR + 2.37%. The Bank may redeem the notes, beginning with the interest payment due on June 1, 2028, in whole or in part at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. Deferred issuance costs of $1.1 million are being amortized on a straight-line basis over the term of the notes.

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

Note 18—Other Long-term Debt
Other long-term debt at December 31 follows:

	2018		2017
	Amount	Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate
	(dollars in thousands)
Borrowings from FHLB due:
2018			$607	3.83%
2019	$631	3.83%	631	3.83
2020	655	3.84	656	3.84
2021	681	3.84	681	3.84
2022	708	3.85	708	3.85
2023	735	3.85
Thereafter	4,141	3.79	4,878	3.80
Total	$7,551		$8,161
The weighted average contractual rate reflects the rate due to creditors. There are no purchase accounting adjustments related to long-term debt in 2018 or 2017. Therefore, the weighted average effective rate of long-term debt is equal to the weighted average contractual rate of long-term debt.
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
Other Investments include FHLB stock whose estimated fair value is based on its par value. Additional information on FHLB stock is provided in Note 10, “Impairment of Investment Securities.”
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
Interest rate derivatives are reported at estimated fair value utilizing Level 2 inputs and are included in "Other assets" and "Other liabilities" in the Consolidated Statements of Financial Condition. These consist of interest rate swaps where there is no significant deterioration in the counterparties' (loan customers') credit risk since origination of the interest rate swap as well as interest rate caps and risk participation agreements. First Commonwealth values its interest rate swap and cap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to one year, Eurodollar futures contracts and swap rates from one year to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 8, “Derivatives.”
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2018 and 2017, we have not realized any losses due to a counterparty's inability to pay any net uncollateralized position.
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
The estimated fair value of the other investments included in Level 3 is based on carrying value.
The estimated fair value of limited partnership investments included in Level 3 is based on par value.
In accordance with ASU 2011-4, the following table provides information related to quantitative inputs and assumptions used in Level 3 fair value measurements.

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)

Other Investments	1,670		Carrying Value	N/A	N/A
Impaired Loans	1,104	(a)	Gas Reserve study	Discount rate	10.00%
				Gas per MMBTU	$2.81 - $3.35 (b)
				Oil per BBL/d	$51.59 - $59.55 (b)
	3,249	(a)	Discounted Cash Flow	Discount Rate	1.9% - 9.5%
Limited Partnership Investments	2,696		Par Value	N/A	N/A

(a)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(b)	unobservable inputs are defined as follows: MMBTU—one million British thermal units; BBL/d—barrels per day.
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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at December 31:

	2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$9,406	$—	$9,406
Mortgage-Backed Securities—Commercial	—	167,744	—	167,744
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	673,361	—	673,361
Other Government-Sponsored Enterprises	—	10,012	—	10,012
Obligations of States and Political Subdivisions	—	27,712	—	27,712
Corporate Securities	—	21,012	—	21,012
Total Securities Available for Sale	—	909,247	—	909,247
Other Investments	—	30,456	1,670	32,126
Loans Held for Sale	—	11,881	—	11,881
Other Assets (a)	—	1,769	2,696	4,465
Total Assets	$—	$953,353	$4,366	$957,719
Other Liabilities (a)	$—	$2,081	$—	$2,081
Total Liabilities	$—	$2,081	$—	$2,081

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

	2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$11,338	$—	$11,338
Mortgage-Backed Securities—Commercial	—	24,149	—	24,149
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	625,555	—	625,555
Other Government-Sponsored Enterprises	—	1,097	—	1,097
Obligations of States and Political Subdivisions	—	27,410	—	27,410
Corporate Securities	—	16,493	—	16,493
Pooled Trust Preferred Collateralized Debt Obligations	—	—	23,646	23,646
Total Debt Securities	—	706,042	23,646	729,688
Equities	—	—	1,670	1,670
Total Securities Available for Sale	—	706,042	25,316	731,358
Other Investments	—	29,837	—	29,837
Loans Held for Sale	—	14,850	—	14,850
Other Assets (a)	—	1,778	2,143	3,921
Total Assets	$—	$752,507	$27,459	$779,966
Other Liabilities (a)	$—	$3,079	$—	$3,079
Total Liabilities	$—	$3,079	$—	$3,079

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2018:

	Pooled Trust Preferred Collateralized Debt Obligations	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of year	$23,646	$1,670	$2,143	$27,459
Total gains or losses
Included in earnings	8,102	—	—	8,102
Included in other comprehensive income	(118)	—	—	(118)
Purchases, issuances, sales, and settlements
Purchases	—	—	601	601
Issuances	—	—	—	—
Sales	(12,289)	—	—	(12,289)
Settlements	(19,341)	—	(48)	(19,389)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of year	$—	$1,670	$2,696	$4,366
There are no gains or losses included in earnings for the period that are attributable to the change in realized gains (losses) relating to assets held at December 31, 2018.
During the year ended December 31, 2018, there were no transfers between fair value Levels 1, 2 or 3.
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

The tables below present the balances of assets measured at fair value on a nonrecurring basis at December 31 and total gains and losses realized on these assets during the year ended December 31:

	2018
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Impaired loans	$—	$15,076	$15,320	$30,396	$(1,778)
Other real estate owned	—	4,035	—	4,035	(593)
Total Assets	$—	$19,111	$15,320	$34,431	$(2,371)

	2017
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Impaired loans	$—	$23,249	$15,245	$38,494	$(1,548)
Other real estate owned	—	3,264	—	3,264	(1,099)
Total Assets	$—	$26,513	$15,245	$41,758	$(2,647)
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
The fair value for other real estate owned, determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a current carrying value of $3.9 million as of December 31, 2018 and consisted primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated costs to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to this measurement is provided in Note 14 “Goodwill and Other Amortizing Intangible Assets.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during 2018.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees,” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.2 million at both December 31, 2018 and 2017, See Note 12, “Commitments and Letters of Credit,” for additional information.
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

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31:

	2018
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$95,934	$95,934	$95,934	$—	$—
Interest-bearing deposits	3,013	3,013	3,013	—	—
Securities available for sale	909,247	909,247	—	909,247	—
Securities held to maturity	393,855	383,993	—	383,993	—
Other investments	32,126	32,126	—	30,456	1,670
Loans held for sale	11,881	11,881	—	11,881	—
Loans	5,774,139	5,821,791	—	15,076	5,806,715
Financial liabilities
Deposits	5,897,992	5,904,147	—	5,904,147	—
Short-term borrowings	721,823	721,532	—	721,532	—
Long-term debt	7,551	7,720	—	7,720	—
Subordinated debt	170,288	168,067	—	—	168,067
Capital lease obligation	7,217	7,217	—	7,217	—

	2017
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$98,624	$98,624	$98,624	$—	$—
Interest-bearing deposits	8,668	8,668	8,668	—	—
Securities available for sale	731,358	731,358	—	706,042	25,316
Securities held to maturity	422,096	418,249	—	418,249	—
Other investments	29,837	29,837	—	29,837	—
Loans held for sale	14,850	14,850	—	14,850	—
Loans	5,407,376	5,443,434	—	23,249	5,420,185
Financial liabilities
Deposits	5,580,705	5,580,812	—	5,580,812	—
Short-term borrowings	707,466	707,263	—	707,263	—
Long-term debt	8,161	8,548	—	8,548	—
Subordinated debt	72,167	65,785	—	—	65,785
Capital Lease Obligation	7,590	7,590	—	7,590	—

Note 20—Income Taxes
The income tax provision for the years ended December 31 is as follows:

	2018	2017	2016
	(dollars in thousands)
Current tax provision
Federal	$21,330	$29,071	$19,879
State	298	274	154
Total current tax provision	21,628	29,345	20,033
Deferred tax provision (benefit):
Federal	3,666	19,237	5,846
State	(20)	(21)	(240)
Total deferred tax provision	3,646	19,216	5,606
Total tax provision	$25,274	$48,561	$25,639
The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2018		2017		2016
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(dollars in thousands)
Tax at statutory rate	$27,882	21%	$36,304	35%	$29,830	35%
Increase (decrease) resulting from:
State income tax, net of federal benefit	220	—	164	—	(56)	—
Income from bank owned life insurance	(1,404)	(1)	(1,995)	(2)	(1,883)	(2)
Tax-exempt interest income, net	(1,473)	(1)	(2,709)	(3)	(2,434)	(3)
Tax credits	(5)	—	(11)	—	—	—
Enactment of federal tax reform	(346)	—	16,709	17	—	—
Other	400	—	99	—	182	—
Total tax provision	$25,274	19%	$48,561	47%	$25,639	30%

The total tax provision for financial reporting differs from the amount computed by applying the statutory federal income tax rate to income before taxes. First Commonwealth ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% for the year ending December 31, 2018 and 35% for the years ending December 31, 2017 and 2016 due to benefits resulting from tax-exempt interest, income from bank owned life insurance, and tax benefits associated with low-income housing tax credits. The consistent level of tax benefits that reduce First Commonwealth’s tax rate below the statutory rate produced an annual effective tax rate of 19%, 47% and 30% for the years ended December 31, 2018, 2017 and 2016, respectively. The annual effective tax rate of 47% for the year ended December 31, 2017, is greater than the 35% statutory rate due to the enactment of federal tax reform.
On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduces the corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result we are required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional income tax expense of $16.7 million in 2017.
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

We recorded provisional amounts of deferred income taxes using reasonable estimates in three areas where information necessary to complete the accounting was not available, prepared, or analyzed: 1) our deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets principally due to the accelerated depreciation under the Act which allows for full expensing of qualified property purchased and placed in service after September 27, 2017; 2) our deferred tax asset for temporary differences associated with accrued compensation will be finalized with payments made on or before March 15, 2018 and deducted on the 2017 income tax returns; and 3) our deferred tax assets and liabilities acquired from DCB Financial are awaiting completion of the final short period tax return from outside preparers, which is necessary to confirm the final acquired temporary differences.
In a fourth area, we made no adjustments to deferred tax assets representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code 162(m) which, generally, limits the annual deduction for certain compensation paid to employees to $1 million. There was uncertainty in applying the newly-enacted rules to existing contracts, and we are seeking further clarifications before completing our analysis.

In accordance with SAB 118, the accounting for income tax effects of the Act has been completed in the year ended December 31, 2018. The completion of the accounting resulted in an immaterial change to the previously recorded re-measurement.
The tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that represent significant portions of the deferred tax assets and liabilities at December 31 are presented below:

	2018	2017
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$10,116	$10,223
Postretirement benefits other than pensions	311	345
Alternative minimum tax credit carryforward	216	201
Unrealized loss on securities available for sale	3,137	2,091
Net operating loss carryforward	3,636	6,145
Writedown of other real estate owned	711	878
Deferred compensation	1,426	1,514
Accrued interest on nonaccrual loans	629	1,017
Accrued incentives	2,477	1,277
Unfunded loan commitments & other reserves	1,064	1,098
Deferred rent	799	801
Other	1,486	1,224
Total deferred tax assets	26,008	26,814
Deferred tax liabilities:
Income from unconsolidated subsidiary	(11)	(380)
Depreciation of assets	(1,378)	(587)
Other	(1,053)	(338)
Total deferred tax liabilities	(2,442)	(1,305)
Net deferred tax asset	$23,566	$25,509

The Company has approximately $17.0 million of federal net operating losses and $0.2 million of AMT carryforwards which are subject to an annual limitation under IRC Section 382. The net operating losses expire in 2030 and the Company expects to utilize the losses prior to expiration.
Management assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on our evaluation, as of December 31, 2018, management has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and future taxable income.
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”, the Company has no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2018. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company records interest and penalties on unrecognized tax benefits as a component of noninterest expense.
First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) as well as all states in which we conduct business. Generally, tax years prior to the year ended December 31, 2015 are no longer open to examination by federal and state taxing authorities.

Note 21—Retirement Plans
First Commonwealth has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Effective January 1, 2013, a participating employee can receive a maximum matching contribution of 6% of their compensation. In addition, each participating employee may contribute up to 80% of their eligible compensation to the plan. The 401(k) plan expense was $3.2 million in 2018, $2.8 million in 2017, and $2.5 million in 2016.
First Commonwealth maintains a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to provide deferred compensation for those employees who are in the top 7% of full-time employees, as determined on the basis of base compensation. The NQDC Plan provides participants whose maximum retirement contribution is limited by IRS rules to defer additional compensation.
Participants in the NQDC Plan are eligible to defer (on a pre-tax basis) from 1% to 25% of their eligible Plan compensation. Participants are also eligible to defer all or a portion of the Annual Incentive Plan (on a pre-tax basis) from 10% to 100% of their annual cash incentive earned. There was no NQDC Plan expense in 2018, 2017 and 2016.
Select employees from former acquisitions were covered by postretirement benefit plans which provide medical and life insurance coverage. The measurement date for these plans was December 31.
Postretirement Benefits Other than Pensions from Prior Acquisitions
Net periodic benefit cost of these plans for the years ended December 31, was as follows:

	2018	2017	2016
	(dollars in thousands)
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	38	49	67
Amortization of transition obligation	—	—	—
Gain amortization	(35)	(21)	(7)
Net periodic benefit cost	$3	$28	$60

The following table sets forth the change in the benefit obligation and plan assets as of December 31:

	2018	2017
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,188	$1,394
Service cost	—	—
Interest cost	38	49
Amendments	—	—
Actuarial gain	(174)	(116)
Net benefits paid	(169)	(133)
Benefit obligation at end of year	883	1,194
Change in Plan Assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	169	133
Net benefits paid	(169)	(133)
Fair value of plan assets at end of year	—	—
Funded Status at End of Year	883	1,194
Unrecognized transition obligation	—	—
Unrecognized net gain	584	440
Amounts recognized in retained earnings	$1,467	$1,634
As of December 31, the funded status of the plan is:

	2018	2017
	(dollars in thousands)
Amounts Recognized in the Statement of Financial Condition as Other liabilities	$883	$1,194
The following table sets forth the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs as of December 31:

	2018	2017	2016
	(dollars in thousands)
Amounts recognized in accumulated other comprehensive income, net of tax:
Net (gain) loss	$(461)	$(347)	$(225)
Transition obligation	—	—	—
Total	$(461)	$(347)	$(225)
Weighted-average assumptions used to determine the benefit obligation as of December 31 are as follows:

	2018	2017	2016
Weighted-Average Assumptions
Discount rate	4.11%	3.37%	3.74%
Health care cost trend: Initial	6.00%	6.00%	6.00%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2024	2023	2022

Weighted-average assumptions used to determine the net benefit costs as of December 31 are as follows:

	2018	2017	2016
Weighted-Average Assumptions for Net Periodic Cost
Discount rate	3.37%	3.74%	3.88%
Health care cost trend: Initial	6.00%	6.00%	6.25%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2023	2022	2022
Corridor	10.00%	10.00%	10.00%
Recognition period for gains and losses	12.1	11.0	11.0
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
The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(dollars in thousands)
Effect on postretirement benefit obligation	$17	$(15)
Effect on total of service and interest cost components	1	(1)
As of December 31, 2018, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payments
(dollars in thousands)
2019	$109
2020	102
2021	97
2022	90
2023	84
2024 - 2028	328
The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2019 are as follows (dollars in thousands):

Postretirement Benefits
(dollars in thousands)
Net gain	$—
Transition obligation	(60)
Total	$(60)

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

The shares can be issued as options, stock appreciation rights, performance share or unit awards, dividend or dividend equivalent rights, stock awards, restricted stock awards, or other annual incentive awards. Up to 5,000,000 shares of stock can be awarded under this plan, of which 3,156,378 shares were still eligible for awards as of December 31, 2018.
Restricted Stock
The following provides detail on the restricted stock awards which were issued and outstanding in 2018, 2017 and 2016 in order to retain and attract key employees. The grant date fair value of the restricted stock awards is equal to the price of First Commonwealth’s common stock on grant date.

Grant Date	Shares issued	Grant Price	Vesting Date	Number of Equal Vesting Periods

November 26, 2018	2,000	$13.82	November 26, 2021	1
May 29, 2018	3,000	15.44	May 29, 2021	1
March 26, 2018	2,000	14.08	March 26, 2021	1
February 26, 2018	77,500	14.49	February 26, 2021	1
March 24, 2017	5,000	12.99	March 24, 2020	1
March 24, 2017	7,000	12.99	August 31, 2017	1
March 24, 2017	7,000	12.99	March 24, 2020	1
March 24, 2017	7,000	12.99	August 31, 2017	1
December 19, 2016	15,000	13.96	December 19, 2019	3
September 30, 2016	10,000	10.09	September 30, 2019	1
September 19, 2016	33,000	10.02	September 19, 2019	3
June 7, 2016	10,000	9.34	June 7, 2019	1
March 1, 2016	10,000	8.84	March 1, 2019	1
March 1, 2016	5,000	8.84	March 1, 2019	1
March 1, 2016	20,000	8.84	August 31, 2017	1
February 18, 2016	18,348	8.43	December 31, 2016	1
June 26, 2015	1,000	9.84	June 26, 2018	1
February 20, 2015	10,000	8.45	August 31, 2017	1
February 5, 2015	50,000	8.55	February 5, 2018	1
January 15, 2015	20,000	8.38	January 15, 2017	1
November 17, 2014	3,500	9.26	November 17, 2017	1
April 8, 2014	27,500	8.89	April 8, 2017	3
March 24, 2014	46,000	9.18	March 24, 2017	1
March 4, 2014	5,000	8.75	March 4, 2017	1
August 16, 2013	3,000	7.57	August 16, 2016	1
May 31, 2013	45,000	7.21	May 31, 2016	3
March 1, 2013	10,000	7.35	March 1, 2016	1
January 1, 2012	100,000	5.26	January 1, 2016	4
April 1, 2011	25,000	6.82	April 1, 2016	1
Compensation expense related to restricted stock was $2.6 million, $3.8 million and $3.2 million in 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $2.9 million of unrecognized compensation cost related to unvested restricted stock awards granted.

A summary of the status of First Commonwealth’s unvested service-based restricted stock awards as of December 31 and changes for the years ended on those dates is presented below:

	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of the year	117,000	$9.99	247,668	$9.34	231,834	$8.01
Granted	84,500	14.50	26,000	12.99	121,348	9.88
Vested	(54,000)	9.37	(151,668)	9.49	(105,514)	7.04
Forfeited	(10,000)	9.34	(5,000)	8.55	—	—
Outstanding, end of the year	137,500	13.05	117,000	9.99	247,668	9.34
The following provides detail on restricted stock awards estimated to be granted on a performance award basis during 2018, 2017 and 2016. These plans were previously approved by the Board of Directors.

Grant Date	Target Share Award	Performance Period (years)	Award if threshold met	Award if targets are met	Award if superior met	Award if threshold not achieved	Vesting After Performance Period (years)	Final vesting
January 28, 2013	128,611	3	40%	100%	200%	—%	1	December 31, 2016
January 27, 2014	125,000	3	40%	100%	200%	—%	0	December 31, 2016
January 26, 2015	125,000	3	40%	100%	200%	—%	0	December 31, 2017
December 30, 2015	60,000	5					0	December 31, 2020
February 18, 2016	160,650	3	40%	100%	200%	—%	0	December 31, 2018
February 23, 2017	93,500	3	40%	100%	200%	—%	0	December 31, 2019
February 22, 2018	102,000	3	40%	100%	200%	—%	0	December 31, 2020
The following table summarizes the estimated unvested target share awards for the Plans as of December 31:

	2018	2017	2016
Outstanding, beginning of the year	525,045	426,596	320,705
Granted	130,995	276,442	176,936
Issued	(149,480)	(171,637)	(18,348)
Forfeited	(9,957)	(6,356)	(52,697)
Outstanding, end of the year	496,603	525,045	426,596
The unvested target awards for the Plans have an estimated fair value of $12.08 per share for the February 18, 2016 grant based on the closing price of Company stock as of December 31, 2018. The December 30, 2015 grant has a fair value of $9.18 based the closing stock price when the shares were granted. Based on a Monte Carlo simulation, the February 23, 2017 grant has a fair value of $13.29 per share for 75% of the grant and $15.09 per share for 25% of the grant and the February 28, 2018 grant has a fair value of $14.17 for 50% of the grant, $13.25 for 25% of the grant and $15.83 for the remaining 25% of the grant.

Note 23—Contingent Liabilities
Legal proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2018, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

Note 24—Revenue Recognition

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

The Company also evaluated whether it has any significant contract balances. A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration resulting in a contract receivable or before payment is due resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the Company has already received payment from the customer. First Commonwealth’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as trust income which is based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018 and 2017, the Company did not have any significant contract balances.

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

Insurance and Retail Brokerage Commissions

Insurance income primarily consists of commissions received from execution of personal, business and health insurance policies when acting as an agent on behalf of insurance carriers. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Because the Company’s contracts with the insurance carriers are generally cancellable by either party, with minimal notice, insurance commissions are recognized during the policy period as received. Also, the majority of insurance commissions are received on a monthly basis during the policy period, however some carriers pay the full annual commission to First Commonwealth at the time of policy issuance or renewal. In these cases, First Commonwealth would be required to refund any commissions it would not be entitled to as a result of cancelled or terminated policies. The Company has established a refund liability for the remaining term of the policies expected to be cancelled. The Company also receives incentive-based contingency fees from the insurance carriers. Contingency fee revenue, which totals approximately $0.5 million per year, is recognized as received due to the immaterial amount.

Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $2.5 million in commission expense.

Card Related Interchange Income

Card related interchange income is primarily comprised of debit and credit card income, ATM fees and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Mastercard. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Card related interchange income is recognized at the point in time as the customer transactions are settled.

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

The impact on the condensed consolidated statements of income of adopting ASC 606 as of December 31 is outlined below:

	2018
	As Reported	Under Legacy GAAP	Impact of ASC 606
	(dollars in thousands)
Noninterest Income
Net securities gains	$8,102	$8,102	$—
Trust income	7,901	7,901	—
Service charges on deposit accounts	18,175	18,175	—
Insurance and retail brokerage commissions	7,426	9,893	(2,467)
Income from bank owned life insurance	6,686	6,686	—
Gain on sale of mortgage loans	5,436	5,436	—
Gain on sale of other loans and assets	5,273	5,273	—
Card-related interchange income	20,187	20,187	—
Derivatives mark to market	787	787	—
Swap fee income	1,874	1,874	—
Other income	6,790	7,693	(903)
Total noninterest income	88,637	92,007	(3,370)
Noninterest Expense
Salaries and employee benefits	105,115	107,582	(2,467)
Net occupancy expense	17,219	17,219	—
Furniture and equipment expense	14,247	14,247	—
Data processing expense	10,470	10,849	(379)
Advertising and promotion expense	3,956	3,956	—
Pennsylvania shares tax expense	4,875	4,875	—
Intangible amortization	3,217	3,217	—
Collection and repossession expense	2,762	2,762	—
Other professional fees and services	4,473	4,473	—
FDIC insurance	2,007	2,007	—
Loss on sale or write-down of assets	1,080	1,080	—
Litigation and operational losses	1,162	1,162	—
Merger and acquisition related	1,637	1,637	—
Other operating expenses	23,336	23,860	(524)
Total noninterest expense	$195,556	$198,926	(3,370)
Net Impact			$—

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606 for the year ended December 31:

	2018	2017	2016
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$7,901	$7,098	$5,366
Service charges on deposit accounts	18,175	18,579	15,869
Insurance and retail brokerage commissions	7,426	8,807	7,964
Card-related interchange income	20,187	18,780	14,955
Gain on sale of other loans and assets	982	1,005	1,389
Other income	3,708	4,328	3,638
Noninterest Income (in-scope of Topic 606)	58,379	58,597	49,181
Noninterest Income (out-of-scope of Topic 606)	30,258	21,734	15,418
Total Noninterest Income	$88,637	$80,331	$64,599

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
The following is an analysis of loans to related parties (dollars in thousands):

December 31, 2017	$5,648
Advances	14,035
Repayments	(4,478)
Other	433
December 31, 2018	$15,638

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
During the second quarter of 2018, First Commonwealth Bank, the Company's banking subsidiary, issued $100 million in subordinated debt, which under regulatory rules qualifies as Tier II capital. This subordinated debt issuance increased the total risk-based capital ratio by 160 basis points.

As of December 31, 2018 and 2017, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well-capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2018
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$918,786	14.65%	$619,173	9.88%	$658,361	10.50%	$627,011	10.00%
First Commonwealth Bank	885,151	14.14	618,213	9.88	657,341	10.50	626,039	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$767,881	12.25%	$493,771	7.88%	$532,959	8.50%	$501,608	8.00%
First Commonwealth Bank	734,246	11.73	493,005	7.88	532,133	8.50	500,831	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$767,881	10.28%	$298,856	4.00%	$298,856	4.00%	$373,570	5.00%
First Commonwealth Bank	734,246	9.84	298,340	4.00	298,340	4.00	372,926	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$697,881	11.13%	$399,719	6.38%	$438,907	7.00%	$407,557	6.50%
First Commonwealth Bank	734,246	11.73	399,100	6.38	438,227	7.00	406,925	6.50

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2017
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$745,473	12.34%	$558,728	9.25%	$634,232	10.50%	$604,030	10.00%
First Commonwealth Bank	712,341	11.83	556,872	9.25	632,124	10.50	602,023	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$691,993	11.46%	$437,922	7.25%	$513,426	8.50%	$483,224	8.00%
First Commonwealth Bank	658,861	10.94	436,467	7.25	511,720	8.50	481,619	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$691,993	9.74%	$284,100	4.00%	$284,100	4.00%	$355,125	5.00%
First Commonwealth Bank	658,861	9.30	283,344	4.00	283,344	4.00	354,180	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$623,252	10.32%	$347,317	5.75%	$422,821	7.00%	$392,620	6.50%
First Commonwealth Bank	658,861	10.94	346,163	5.75	421,416	7.00	391,315	6.50
Note 27—Capital
In 2012, First Commonwealth announced a $50.0 million common stock repurchase program. Additional share repurchase programs were authorized for up to $25.0 million in shares of the Company’s common stock for each year from 2013 to 2016. The repurchase program was suspended in July 2016 as a result of the acquisition of five branches in northern Ohio which management believes represents a better use of capital for shareholder. Repurchases under all programs resulted in a total of 16,665,735 shares repurchased at an average price of $7.55 per share. In 2018, First Commonwealth announced a $25.0 million common stock repurchase program. This program was completed prior to the end of 2018 and resulted in a total of 1,843,373 shares repurchased at an average price of $13.58.

Note 28—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition	December 31,
	2018	2017
	(dollars in thousands)
Assets
Cash	$21,466	$16,432
Loans	14	17
Investment in subsidiaries	1,014,685	927,765
Investment in unconsolidated subsidiary trusts	2,192	2,186
Investment in jointly-owned company	280	9,191
Premises and equipment, net	3,519	3,715
Dividends receivable from subsidiaries	5,444	—
Other assets	5,402	4,996
Total assets	$1,053,002	$964,302
Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$5,446	$4,008
Subordinated debentures payable	72,167	72,167
Shareholders’ equity	975,389	888,127
Total liabilities and shareholders’ equity	$1,053,002	$964,302

Statements of Income	For the years ended December 31,
	2018	2017	2016
	(dollars in thousands)
Interest and dividends	$1	$1	$1
Dividends from subsidiaries	81,851	52,586	55,510
Interest expense	(3,722)	(3,000)	(2,635)
Other income	14	17	83
Operating expense	(4,047)	(4,767)	(4,700)
Income before taxes and equity in undistributed earnings of subsidiaries	74,097	44,837	48,259
Applicable income tax benefits	1,324	2,557	2,515
Income before equity in undistributed earnings of subsidiaries	75,421	47,394	50,774
Equity in undistributed earnings of subsidiaries	32,077	7,771	8,816
Net income	$107,498	$55,165	$59,590

	For the years ended December 31,
Statements of Cash Flow	2018	2017	2016
	(dollars in thousands)
Operating Activities
Net income	$107,498	$55,165	$59,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320	322	355
Net gains on sales of assets	(7)	(3)	—
Decrease (increase) in prepaid income taxes	37	(550)	7,380
Undistributed equity in subsidiaries	(32,077)	(7,771)	(8,816)
Distribution from unconsolidated subsidiary	9,000	—	—
Other net	(1,628)	8,767	7,759
Net cash provided by operating activities	83,143	55,930	66,268
Investing Activities
Net change in loans	3	2	3
Purchases of premises and equipment	(87)	(207)	—
Proceeds from sale of other assets	7	3	(332)
Proceeds from dissolution of subsidiary	0	—	27,017
Acquisition of affiliate, net of cash received	0	(250)	—
Investment in subsidiaries	(17,202)	(37,690)	(47,017)
Net cash used in by investing activities	(17,279)	(38,142)	(20,329)
Financing Activities
Dividends paid	(34,849)	(30,513)	(24,907)
Proceeds from reissuance of treasury stock	208	228	216
Purchase of treasury stock	(26,189)	(1,458)	(864)
Net cash used in financing activities	(60,830)	(31,743)	(25,555)
Net increase (decrease) in cash	5,034	(13,955)	20,384
Cash at beginning of year	16,432	30,387	10,003
Cash at end of year	$21,466	$16,432	$30,387
Cash dividends declared per common share were $0.35 for 2018, $0.32 in 2017 and $0.28 in 2016.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of December 31, 2018, there are no amounts outstanding on this line and we are in compliance with all debt covenants related to the line of credit.

Quarterly Summary of Financial Data—Unaudited
The unaudited quarterly results of operations for the years ended December 31 are as follows:

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$77,945	$74,873	$72,940	$66,499
Interest expense	12,896	11,060	9,265	6,814
Net interest income	65,049	63,813	63,675	59,685
Provision for credit losses	1,499	2,961	1,168	6,903
Net interest income after provision for credit losses	63,550	60,852	62,507	52,782
Net securities gains	—	—	5,262	2,840
Other noninterest income	20,529	19,757	21,046	19,203
Other expenses	50,024	49,530	49,129	46,873
Income before income taxes	34,055	31,079	39,686	27,952
Income tax provision	7,057	5,930	7,605	4,682
Net Income	$26,998	$25,149	$32,081	$23,270
Basic Earnings Per Share	$0.27	$0.25	$0.32	$0.24
Diluted Earnings Per Share	0.27	0.25	0.32	0.24
Average shares outstanding	99,147,933	100,226,647	95,305,009	97,433,137
Average shares outstanding assuming dilution	99,358,759	100,490,812	99,504,409	97,601,162

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$65,840	$65,411	$63,120	$56,179
Interest expense	6,270	5,848	5,303	4,349
Net interest income	59,570	59,563	57,817	51,830
Provision for credit losses	2,253	1,214	(1,609)	3,229
Net interest income after provision for credit losses	57,317	58,349	59,426	48,601
Net securities gains (losses)	4,345	92	(49)	652
Other noninterest income	20,360	19,698	18,953	16,280
Other expenses	51,909	47,361	58,263	42,765
Income before income taxes	30,113	30,778	20,067	22,768
Income tax provision	26,132	9,495	6,054	6,880
Net Income	$3,981	$21,283	$14,013	$15,888
Basic Earnings Per Share	$0.04	$0.22	$0.14	$0.18
Diluted Earnings Per Share	0.04	0.22	0.14	0.18
Average shares outstanding	97,363,471	97,402,816	97,183,599	88,929,892
Average shares outstanding assuming dilution	97,507,465	97,457,470	97,232,288	88,987,671

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Disclosure Controls and Procedures
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
Notwithstanding the material weakness described under Changes in Internal Control Over Financial Reporting, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that the control deficiency did not result in any material misstatement or omission in our consolidated financial statements, and that the Company’s financial statements included in this Form 10-K and as reported for interim periods in 2018 on Forms 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2018, we identified process level control deficiencies related to changes made to policies and procedures during the third quarter of 2018 related to the determination of the qualitative component of the allowance for credit losses. This was caused by the Company not sufficiently identifying and assessing the implications of the change in methodology and the impact on the allowance for credit losses and related internal controls. Although we identified no misstatement in our third quarter interim financial statements as of and for the three months and nine months ended September 30, 2018, these control deficiencies represented a material weakness in our internal control over financial reporting as of September 30, 2018 because a reasonable possibility existed that a material misstatement of our annual or interim financial statements would not have been prevented or detected on a timely basis.
We took immediate actions to remediate this material weakness during the fourth quarter of 2018. Specifically, we formalized the documentation required to support a change in the allowance for credit losses methodology, we approved changes to the policies and procedures that establish and monitor the determination of the qualitative component of the allowance for credit losses, and these newly approved policies and procedures were applied in the performance of the process level controls that determine the qualitative component of the allowance for credit losses. Based on these actions, we have concluded that this material weakness was remediated in the fourth quarter of 2018 and does not impact Management’s Assessment of Internal Control over Financial Reporting described below. We identified and reported this weakness to both our audit committee and KPMG LLP, our independent registered public accounting firm.
Except as described above, there has been no change to our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
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
First Commonwealth’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), that is designed to produce reliable financial statements in conformity with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Under the supervision and with the participation of management, including First Commonwealth’s principal executive officer and principal financial officer, First Commonwealth conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
All internal control systems, no matter how well designed, have inherent limitations, including the possibility that a control can be circumvented and that misstatements due to error or fraud may occur without detection. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Based on First Commonwealth’s evaluation based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that internal control over financial reporting was effective as of December 31, 2018. The effectiveness of First Commonwealth’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

First Commonwealth Financial Corporation
Indiana, Pennsylvania
March 1, 2019

/S/ T. Michael Price	/S/ James R. Reske
T. Michael Price	James R. Reske
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
First Commonwealth Financial Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited First Commonwealth Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
First Commonwealth Financial Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
March 1, 2019

ITEM 9B.    Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information called for by this item concerning the identification, business experience and qualifications of First Commonwealth’s directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 23, 2019 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.
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
The following table provides information related to our existing equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	496,603	N/A	3,156,378
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	496,603	N/A	3,156,378
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

PART IV
ITEM 15.    Exhibits, Financial Statements and Schedules

(A)Documents Filed as Part of this Report
(1)Financial Statements
All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.
(2)    Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A
(3)Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.1 to the current report as Form 8-K filed February 1, 2016

10.1	Amended and Restated Non-Qualified Deferred Compensation Plan (formerly known as the Supplemental Executive Retirement Plan)	Exhibit 10.1 to the current report on Form 8-K filed December 21, 2017

10.2	Amended and Restated Employment Agreement dated January 1, 2012 entered into among First Commonwealth Financial Corporation, First Commonwealth Bank and T. Michael Price	Exhibit 10.1 to the current report on Form 8-K filed January 5, 2012

10.3	Change of Control Agreement dated December 30, 2011 entered into between FCFC and T. Michael Price	Exhibit 10.3 to the current report on Form 8-K filed January 5, 2012

10.4	First Commonwealth Financial Corporation Incentive Compensation Plan	Annex I to Proxy Statement filed March 19, 2015 relating to the 2015 Annual Meeting of Shareholders

10.5	2018 Annual Incentive Plan	Exhibit 10.1 to the quarterly report on Form 10-Q filed May 9, 2018

10.6	2016-2018 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 9, 2016

10.7	2017-2019 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 9, 2017

10.8	2018-2020 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 9, 2018

10.9	Form of Restricted Stock Agreement for service-based restricted stock	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2012

10.10	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Leonard V. Lombardi	Exhibit 10.13 to the annual report on Form 10-K filed March 5, 2012

10.11	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Matthew C. Tomb	Exhibit 10.14 to the annual report on Form 10-K filed March 5, 2012

10.12	Performance Unit Agreement dated December 30, 2015 between First Commonwealth Financial Corporation and T. Michael Price	Exhibit 10.13 to the annual report on Form 10-K filed February 29, 2016

Exhibit Number	Description	Incorporated by Reference to
10.13	Employment Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.1 to the current report on Form 8-K filed April 10, 2014

10.14	Change of Control Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.3 to the current report on Form 8-K filed April 10, 2014

10.15	Restricted Stock Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.2 to the current report on Form 8-K filed April 10, 2014

10.16	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Norman J. Montgomery	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2013

10.17	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Carrie L. Riggle	Exhibit 10.4 to the quarterly report on Form 10-Q filed May 8, 2013

10.18	Change of Control Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.2 to the quarterly report on Form 10-Q filed August 7, 2013

10.19	Employment Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 7, 2013

10.20	Employment Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.1 to the quarterly report on Form 10-Q filed November 9, 2016

10.21	Change of Control Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.2 to the quarterly report on Form 10-Q filed November 9, 2016

10.22	Restricted Stock Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.3 to the quarterly report on Form 10-Q filed November 9, 2016

10.23	Amended and Restated Director Retainer Plan	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP Independent Registered Public Accounting Firm	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.00
The following materials from First Commonwealth Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION (Registrant)

By:	/S/ T. Michael Price
T. Michael Price President and Chief Executive Officer

Dated: March 1, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ Julie A. Caponi	Director	March 1, 2019
Julie A. Caponi
/S/ Ray T. Charley	Director	March 1, 2019
Ray T. Charley
/S/ Gary R. Claus	Director	March 1, 2019
Gary R. Claus
/S/ David S. Dahlmann	Director, Chairman	March 1, 2019
David S. Dahlmann
/S/ Johnston A. Glass	Director	March 1, 2019
Johnston A. Glass
	Director	March 1, 2019
Jon L. Gorney
/S/ David W. Greenfield	Director	March 1, 2019
David W. Greenfield
/S/ Bart E. Johnson	Director	March 1, 2019
Bart E. Johnson
/S/ Luke A. Latimer	Director	March 1, 2019
Luke A. Latimer
/S/ T. Michael Price	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2019
T. Michael Price
/S/ James R. Reske	Executive Vice President, Chief Financial Officer, and Treasurer	March 1, 2019
James R. Reske
/S/ Laurie S. Singer	Director	March 1, 2019
Laurie S. Singer
/S/ Robert J. Ventura	Director	March 1, 2019
Robert J. Ventura
/S/ Stephen A. Wolfe	Director	March 1, 2019
Stephen A. Wolfe