Form 10-Q
period 2019-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2019-05-07
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of May 3, 2019, was 98,499,937.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019	December 31, 2018
	(Unaudited)
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$100,724	$95,934
Interest-bearing bank deposits	23,168	3,013
Securities available for sale, at fair value	893,101	909,247
Securities held to maturity, at amortized cost (Fair value of $380,443 and $383,993 at March 31, 2019 and December 31, 2018, respectively)	384,909	393,855
Other investments	25,378	32,126
Loans held for sale	9,627	11,881
Loans:
Portfolio loans	5,871,070	5,774,139
Allowance for credit losses	(49,653)	(47,764)
Net loans	5,821,417	5,726,375
Premises and equipment, net	129,107	80,474
Other real estate owned	3,993	3,935
Goodwill	274,202	274,202
Amortizing intangibles, net	12,876	13,038
Bank owned life insurance	217,192	215,766
Other assets	76,979	68,409
Total assets	$7,972,673	$7,828,255
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,510,566	$1,466,213
Interest-bearing	4,620,194	4,431,779
Total deposits	6,130,760	5,897,992
Short-term borrowings	565,616	721,823
Subordinated debentures	170,328	170,288
Other long-term debt	7,395	7,551
Capital lease obligation	7,118	7,217
Total long-term debt	184,841	185,056
Other liabilities	93,437	47,995
Total liabilities	6,974,654	6,852,866
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued at March 31, 2019 and December 31, 2018, and 98,625,806 and 98,518,668 shares outstanding at March 31, 2019 and December 31, 2018, respectively	113,915	113,915
Additional paid-in capital	493,664	492,273
Retained earnings	526,136	511,409
Accumulated other comprehensive loss, net	(4,102)	(11,341)
Treasury stock (15,289,096 and 15,396,234 shares at March 31, 2019 and December 31, 2018, respectively)	(131,594)	(130,867)
Total shareholders’ equity	998,019	975,389
Total liabilities and shareholders’ equity	$7,972,673	$7,828,255

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$70,421	$58,483
Interest and dividends on investments:
Taxable interest	8,164	7,056
Interest exempt from federal income taxes	418	410
Dividends	537	519
Interest on bank deposits	54	31
Total interest income	79,594	66,499
Interest Expense
Interest on deposits	8,175	3,541
Interest on short-term borrowings	3,438	2,295
Interest on subordinated debentures	2,354	827
Interest on other long-term debt	71	77
Interest on lease obligations	70	74
Total interest expense	14,108	6,814
Net Interest Income	65,486	59,685
Provision for credit losses	4,095	6,903
Net Interest Income after Provision for Credit Losses	61,391	52,782
Noninterest Income
Net securities gains	—	2,840
Trust income	1,926	1,928
Service charges on deposit accounts	4,245	4,406
Insurance and retail brokerage commissions	1,961	1,868
Income from bank owned life insurance	1,426	1,494
Gain on sale of mortgage loans	1,428	1,484
Gain on sale of other loans and assets	1,084	574
Card-related interchange income	4,730	4,742
Derivatives mark to market	(26)	789
Swap fee income	393	290
Other income	1,705	1,628
Total noninterest income	18,872	22,043
Noninterest Expense
Salaries and employee benefits	27,220	24,873
Net occupancy	4,916	4,369
Furniture and equipment	3,668	3,540
Data processing	2,544	2,433
Advertising and promotion	1,240	809
Pennsylvania shares tax	916	903
Intangible amortization	754	784
Collection and repossession	547	823
Other professional fees and services	754	1,007
FDIC insurance	574	776
Loss on sale or write-down of assets	65	197
Litigation and operational losses	401	179
Merger and acquisition related	—	337
Other operating	6,131	5,843
Total noninterest expense	49,730	46,873
Income Before Income Taxes	30,533	27,952
Income tax provision	5,944	4,682
Net Income	$24,589	$23,270
Average Shares Outstanding	98,479,041	97,433,137
Average Shares Outstanding Assuming Dilution	98,706,827	97,601,162
Per Share Data:
Basic Earnings per Share	$0.25	$0.24
Diluted Earnings per Share	$0.25	$0.24
Cash Dividends Declared per Common Share	$0.10	$0.08

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Net Income	$24,589	$23,270
Other comprehensive income (loss), before tax (expense) benefit:
Unrealized holding gains (losses) on securities arising during the period	9,030	(3,982)
Less: reclassification adjustment for gains on securities included in net income	—	(2,840)
Unrealized holding gains (losses) on derivatives arising during the period	133	(130)
Less: reclassification adjustment for losses on derivatives included in net income	—	—
Total other comprehensive income (loss), before tax (expense) benefit	9,163	(6,952)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,924)	1,460
Total other comprehensive income (loss)	7,239	(5,492)
Comprehensive Income	$31,828	$17,778

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2018	98,518,668	$113,915	$492,273	$511,409	$(11,341)	$(130,867)	$975,389
Net income				24,589			24,589
Other comprehensive income					7,239		7,239
Cash dividends declared ($0.10 per share)				(9,862)			(9,862)
Treasury stock acquired	(159,562)					(2,074)	(2,074)
Treasury stock reissued	188,700		941	—		1,590	2,531
Restricted stock	78,000	—	450	—		(243)	207
Balance at March 31, 2019	98,625,806	$113,915	$493,664	$526,136	$(4,102)	$(131,594)	$998,019

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2017	97,456,478	$113,915	$470,123	$437,416	$(6,173)	$(127,154)	$888,127
Cumulative effect of adoption of ASU 2018-02				1,344	(1,344)		—
January 1, 2018	97,456,478	113,915	470,123	438,760	(7,517)	(127,154)	888,127
Net income				23,270			23,270
Other comprehensive loss					(5,492)		(5,492)
Cash dividends declared ($0.08 per share)				(7,803)			(7,803)
Treasury stock acquired	(72,307)					(1,079)	(1,079)
Treasury stock reissued	149,480		1,108	—		1,149	2,257
Restricted stock	69,500	—	537	—		(468)	69
Balance at March 31, 2018	97,603,151	$113,915	$471,768	$454,227	$(13,009)	$(127,552)	$899,349

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Operating Activities	(dollars in thousands)
Net income	$24,589	$23,270
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,095	6,903
Deferred tax expense	1,443	1,097
Depreciation and amortization	2,478	2,380
Net gains on securities and other assets	(2,218)	(5,143)
Net amortization of premiums and discounts on securities	784	775
Income from increase in cash surrender value of bank owned life insurance	(1,426)	(1,494)
Increase in interest receivable	(2,346)	(620)
Mortgage loans originated for sale	(34,985)	(38,218)
Proceeds from sale of mortgage loans	35,255	46,134
Increase (decrease) in interest payable	1,522	(235)
Increase in income taxes payable	4,454	3,557
Other-net	(14,956)	(17,004)
Net cash provided by operating activities	18,689	21,402
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	8,641	11,335
Purchases	—	—
Transactions with securities available for sale:
Proceeds from sales	—	—
Proceeds from maturities and redemptions	31,099	44,067
Purchases	(6,401)	(130,012)
Purchases of FHLB stock	(10,293)	(13,491)
Proceeds from the redemption of FHLB stock	17,041	18,928
Proceeds from sale of loans	8,559	6,647
Proceeds from sale of other assets	1,144	1,141
Net (increase) decrease in loans	(104,189)	16,012
Purchases of premises and equipment and other assets	(4,128)	(1,974)
Net cash used in investing activities	(58,527)	(47,347)
Financing Activities
Net (decrease) increase in federal funds purchased	(11,000)	6,000
Net decrease in other short-term borrowings	(145,207)	(125,450)
Net increase in deposits	232,892	122,849
Repayments of other long-term debt	(156)	(150)
Repayments of capital lease obligation	(99)	(92)
Dividends paid	(9,862)	(7,803)
Purchase of treasury stock	(1,785)	(1,079)
Net cash provided by (used in) financing activities	64,783	(5,725)
Net increase (decrease) in cash and cash equivalents	24,945	(31,670)
Cash and cash equivalents at January 1	98,947	107,292
Cash and cash equivalents at March 31	$123,892	$75,622

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Basis of Presentation
The accounting and reporting policies of First Commonwealth Financial Corporation and its subsidiaries (“First Commonwealth” or the “Company”) conform with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ from those estimates. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of First Commonwealth’s financial position, results of operations, comprehensive income, cash flows and changes in shareholders’ equity as of and for the periods presented. Certain information and Note disclosures normally included in Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.
The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year of 2019. These interim financial statements should be read in conjunction with First Commonwealth’s 2018 Annual Report on Form 10-K.
Adoption of New Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Additionally, the FASB issued ASU No. 2018-01, "Leases (Topic 842)" in January 2018, ASU No. 2018-11, "Leases - Targeted Improvements" in July 2018 and ASU 2018-20, "Leases - Narrow-Scope Improvements for Lessors" in December 2018. These ASU's provide certain improvements and optional practical expedients to Topic 842. First Commonwealth adopted this guidance on January 1, 2019. Under this new guidance, all entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. First Commonwealth has elected the transition option provided in ASU No. 2018-11, which provides for the modified retrospective approach to be applied on January 1, 2019. Upon adoption of this standard on January 1, 2019, we recognized right-of-use ("ROU") assets and related lease liabilities totaling $38.5 million and $41.8 million, respectively. Additionally, during the first quarter of 2019, we recognized an additional right-of-use asset and related lease liability totaling $10.0 million in connection with the relocation of leased space that includes a corporate loan production office and some administrative offices. We have elected to apply certain practical expedients provided under the standard including (i) to not apply the requirements in the new standard to short-term leases (ii) to not reassess the lease classification for any expired or existing lease (iii) to account for lease and non-lease components separately (iv) to not reassess initial direct costs for any existing leases. The initial impact of this standard primarily relates to operating leases of certain real estate properties. First Commonwealth has no material leasing arrangements for which it is the lessor of property or equipment.
Note 2 Supplemental Comprehensive Income Disclosures
The following table identifies the related tax effects allocated to each component of other comprehensive income (“OCI”) in the Consolidated Statements of Comprehensive Income. Reclassification adjustments related to securities available for sale are included in the "Net securities gains" line and reclassification adjustments related to losses on derivatives are included in the "Other operating expenses" line in the Consolidated Statements of Income.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31,
	2019			2018
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$9,030	$(1,896)	$7,134	$(3,982)	$837	$(3,145)
Reclassification adjustment for gains on securities included in net income	—	—	—	(2,840)	596	(2,244)
Total unrealized gains (losses) on securities	9,030	(1,896)	7,134	(6,822)	1,433	(5,389)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	133	(28)	105	(130)	27	(103)
Reclassification adjustment for losses on derivatives included in net income	—	—	—	—	—	—
Total unrealized gains (losses) on derivatives	133	(28)	105	(130)	27	(103)
Total other comprehensive income (loss)	$9,163	$(1,924)	$7,239	$(6,952)	$1,460	$(5,492)

The following table details the change in components of OCI for the three months ended March 31:

	2019				2018
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(11,697)	$461	$(105)	$(11,341)	$(6,166)	$299	$(306)	$(6,173)
Cumulative effect of adoption of ASU 2018-02	—	—	—	—	(1,344)	—	—	(1,344)
Balance at January 1	(11,697)	461	(105)	(11,341)	(7,510)	299	(306)	(7,517)
Other comprehensive income (loss) before reclassification adjustment	7,134	—	105	7,239	(3,145)	—	(103)	(3,248)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	—	(2,244)	—	—	(2,244)
Net other comprehensive income (loss) during the period	7,134	—	105	7,239	(5,389)	—	(103)	(5,492)
Balance at March 31	$(4,563)	$461	$—	$(4,102)	$(12,899)	$299	$(409)	$(13,009)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the three months ended March 31:

	2019	2018
	(dollars in thousands)
Cash paid during the period for:
Interest	$12,660	$7,072
Income taxes	61	28
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	982	1,186
Loans transferred from held to maturity to held for sale	4,156	8,019
Gross increase (decrease) in market value adjustment to securities available for sale	9,030	(6,822)
Gross increase (decrease) in market value adjustment to derivatives	133	(131)
Noncash treasury stock reissuance	2,531	2,257
Unsettled treasury stock repurchases	289	—
Proceeds from death benefit on bank-owned life insurance not received	—	2,306
Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2019	2018
Weighted average common shares issued	113,914,902	113,914,902
Average treasury stock shares	(15,291,253)	(16,369,144)
Average deferred compensation shares	(37,411)	(37,411)
Average unearned nonvested shares	(107,197)	(75,210)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	98,479,041	97,433,137
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	190,375	130,614
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	37,411	37,411
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	98,706,827	97,601,162
Basic Earnings per Share	$0.25	$0.24
Diluted Earnings per Share	$0.25	$0.24
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the three months ended March 31 because to do so would have been antidilutive.

	2019			2018
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	95,403	$12.99	$14.49	37,298	$9.84	$14.49
Restricted Stock Units	39,618	$14.22	$16.62	43,067	$13.25	$15.83

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table identifies the notional amount of those instruments at:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,881,445	$1,883,914
Financial standby letters of credit	18,121	18,298
Performance standby letters of credit	28,520	22,027
Commercial letters of credit	887	887

The notional amounts outstanding as of March 31, 2019 include amounts issued in 2019 of $8.1 million in performance standby letters of credit. There were no financial standby or commercial letters of credit issued in 2019. A liability of $0.3 million and $0.2 million has been recorded as of March 31, 2019 and December 31, 2018, respectively, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $4.6 million and $5.0 million as of March 31, 2019 and December 31, 2018, respectively. This liability is reflected in "Other liabilities" in the Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2019, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	March 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$8,731	$539	$(24)	$9,246	$9,011	$479	$(84)	$9,406
Mortgage-Backed Securities – Commercial	169,153	457	(1,490)	168,120	169,633	214	(2,103)	167,744
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	660,080	2,749	(8,863)	653,966	686,906	1,846	(15,391)	673,361
Other Government-Sponsored Enterprises	10,000	6	—	10,006	10,000	12	—	10,012
Obligations of States and Political Subdivisions	28,010	204	—	28,214	27,592	126	(6)	27,712
Corporate Securities	22,903	665	(19)	23,549	20,912	321	(221)	21,012
Total Securities Available for Sale	$898,877	$4,620	$(10,396)	$893,101	$924,054	$2,998	$(17,805)	$909,247

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2019, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	27,333	27,588
Due after 5 but within 10 years	33,580	34,181
Due after 10 years	—	—
	60,913	61,769
Mortgage-Backed Securities (a)	837,964	831,332
Total Debt Securities	$898,877	$893,101

(a)
Mortgage-Backed Securities include an amortized cost of $177.9 million and a fair value of $177.4 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $660.1 million and a fair value of $654.0 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the three months ended March 31:

	2019	2018
	(dollars in thousands)
Proceeds from sales	$—	$—
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$—	$—
Gross losses	—	—
	—	—
Maturities and impairment
Gross gains	—	2,840
Gross losses	—	—
	—	2,840
Net gains and impairment	$—	$2,840
Gross gains of $2.8 million were recognized in 2018 as a result of a successful auction call on PreSTL XIV, one of our pooled trust preferred securities. There were no gains or losses recognized in 2019.
Securities available for sale with an estimated fair value of $625.2 million and $636.3 million were pledged as of March 31, 2019 and December 31, 2018, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	March 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,606	$—	$(26)	$3,580	$3,635	$—	$(97)	$3,538
Mortgage-Backed Securities- Commercial	54,898	—	(1,763)	53,135	55,221	—	(2,327)	52,894
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	270,807	352	(3,303)	267,856	279,109	212	(7,254)	272,067
Mortgage-Backed Securities – Commercial	12,894	—	(95)	12,799	13,159	—	(258)	12,901
Obligations of States and Political Subdivisions	42,304	400	(31)	42,673	42,331	175	(313)	42,193
Debt Securities Issued by Foreign Governments	400	—	—	400	400	—	—	400
Total Securities Held to Maturity	$384,909	$752	$(5,218)	$380,443	$393,855	$387	$(10,249)	$383,993
The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$518	$518
Due after 1 but within 5 years	7,922	7,965
Due after 5 but within 10 years	34,264	34,590
Due after 10 years	—	—
	42,704	43,073
Mortgage-Backed Securities (a)	342,205	337,370
Total Debt Securities	$384,909	$380,443

(a)
Mortgage-Backed Securities include an amortized cost of $58.5 million and a fair value of $56.7 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $283.7 million and a fair value of $280.7 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Securities held to maturity with an amortized cost of $324.7 million and $250.3 million were pledged as of March 31, 2019 and December 31, 2018, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit-related other-than-temporary impairment on debt securities is recognized in earnings, while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the three months ended March 31, 2019 and 2018, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at March 31, 2019 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$—	$—	$7,336	$(50)	$7,336	$(50)
Mortgage-Backed Securities – Commercial	48,274	(28)	124,003	(3,225)	172,277	(3,253)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	4	—	710,446	(12,166)	710,450	(12,166)
Mortgage-Backed Securities – Commercial	—	—	12,799	(95)	12,799	(95)
Obligations of States and Political Subdivisions	—	—	5,925	(31)	5,925	(31)
Debt Securities Issued by Foreign Governments	200	—	—	—	200	—
Corporate Securities	—	—	4,976	(19)	4,976	(19)
Total Securities	$48,478	$(28)	$865,485	$(15,586)	$913,963	$(15,614)

At March 31, 2019, fixed income securities issued by U.S. Government-sponsored enterprises and U.S. Government agencies comprised 79% and 21%, respectively, of total unrealized losses due to changes in market interest rates. At March 31, 2019, there are 98 debt securities in an unrealized loss position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the gross unrealized losses and estimated fair values at December 31, 2018 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,289	$(41)	$5,028	$(140)	$7,317	$(181)
Mortgage-Backed Securities - Commercial	95,826	(925)	75,959	(3,505)	171,785	(4,430)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	156,732	(1,856)	626,003	(20,789)	782,735	(22,645)
Mortgage-Backed Securities – Commercial	—	—	12,901	(258)	12,901	(258)
Obligation of States and Political Subdivisions	8,591	(85)	9,338	(234)	17,929	(319)
Corporate Securities	14,769	(214)	3,993	(7)	18,762	(221)
Total Securities	$278,207	$(3,121)	$733,222	$(24,933)	$1,011,429	$(28,054)
As of March 31, 2019, our corporate securities had an amortized cost and an estimated fair value of $22.9 million and $23.5 million, respectively. As of December 31, 2018, our corporate securities had an amortized cost and estimated fair value of $20.9 million and $21.0 million, respectively. Corporate securities are comprised of debt for large regional banks. There was one corporate security in an unrealized loss position as of March 31, 2019 and four corporate securities in an unrealized loss position as of December 31, 2018. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
During 2018, all of our pooled trust preferred collateralized debt obligations were liquidated either through a successful auction call or sale. Other-than-temporary impairment charges were recognized on the pooled trust preferred securities in 2008, 2009 and 2010. The following table provides a cumulative roll forward of credit losses recognized in earnings for the trust preferred securities:

	For the Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Balance, beginning (a)	$—	$12,208
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	—	(147)
Reduction for debt securities sold during the period	—	—
Reduction for debt securities called during the period	—	(2,302)
Balance, ending	$—	$9,759

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2019 and December 31, 2018, our FHLB stock totaled $23.7 million and $30.5 million, respectively, and is included in “Other investments” on the Consolidated Statements of Financial Condition.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three months ended March 31, 2019.
As of both March 31, 2019 and 2018, "Other investments" also includes $1.7 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the three-months ended March 31, 2019 and 2018, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
Note 8 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	March 31, 2019			December 31, 2018
	Originated	Acquired	Total	Originated	Acquired	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,143,885	$36,435	$1,180,320	$1,100,947	$37,526	$1,138,473
Real estate construction	383,164	6,223	389,387	353,008	5,970	358,978
Residential real estate	1,325,740	239,609	1,565,349	1,313,645	248,760	1,562,405
Commercial real estate	1,946,482	191,894	2,138,376	1,922,349	201,195	2,123,544
Loans to individuals	593,481	4,157	597,638	585,347	5,392	590,739
Total loans	$5,392,752	$478,318	$5,871,070	$5,275,296	$498,843	$5,774,139
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	March 31, 2019
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,107,013	$374,201	$1,315,339	$1,894,745	$593,253	$5,284,551
Non-Pass
OAEM	31,225	8,963	809	32,635	—	73,632
Substandard	5,647	—	9,592	19,102	228	34,569
Doubtful	—	—	—	—	—	—
Total Non-Pass	36,872	8,963	10,401	51,737	228	108,201
Total	$1,143,885	$383,164	$1,325,740	$1,946,482	$593,481	$5,392,752

Acquired loans
Pass	$30,627	$5,602	$236,594	$189,052	$4,143	$466,018
Non-Pass
OAEM	5,672	621	725	423	—	7,441
Substandard	136	—	2,290	2,419	14	4,859
Doubtful	—	—	—	—	—	—
Total Non-Pass	5,808	621	3,015	2,842	14	12,300
Total	$36,435	$6,223	$239,609	$191,894	$4,157	$478,318

	December 31, 2018
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,055,394	$337,367	$1,302,912	$1,880,139	$585,141	$5,160,953
Non-Pass
OAEM	33,723	15,641	1,026	28,904	—	79,294
Substandard	11,830	—	9,707	13,306	206	35,049
Doubtful	—	—	—	—	—	—
Total Non-Pass	45,553	15,641	10,733	42,210	206	114,343
Total	$1,100,947	$353,008	$1,313,645	$1,922,349	$585,347	$5,275,296

Acquired loans
Pass	$31,399	$5,337	$245,637	$198,201	$5,377	$485,951
Non-Pass
OAEM	5,890	633	736	441	—	7,700
Substandard	237	—	2,387	2,553	15	5,192
Doubtful	—	—	—	—	—	—
Total Non-Pass	6,127	633	3,123	2,994	15	12,892
Total	$37,526	$5,970	$248,760	$201,195	$5,392	$498,843

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of March 31, 2019. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of March 31, 2019 and December 31, 2018. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	March 31, 2019
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated loans
Commercial, financial, agricultural and other	$207	$1,037	$83	$4,390	$5,717	$1,138,168	$1,143,885
Real estate construction	507	—	—	—	507	382,657	383,164
Residential real estate	2,995	1,739	460	6,126	11,320	1,314,420	1,325,740
Commercial real estate	1,161	122	—	8,539	9,822	1,936,660	1,946,482
Loans to individuals	2,406	481	759	228	3,874	589,607	593,481
Total	$7,276	$3,379	$1,302	$19,283	$31,240	$5,361,512	$5,392,752

Acquired loans
Commercial, financial, agricultural and other	$—	$—	$—	$100	$100	$36,335	$36,435
Real estate construction	—	—	—	—	—	6,223	6,223
Residential real estate	98	35	171	1,816	2,120	237,489	239,609
Commercial real estate	185	—	—	947	1,132	190,762	191,894
Loans to individuals	22	7	36	14	79	4,078	4,157
Total	$305	$42	$207	$2,877	$3,431	$474,887	$478,318

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated loans
Commercial, financial, agricultural and other	$130	$247	$92	$10,223	$10,692	$1,090,255	$1,100,947
Real estate construction	212	—	—	—	212	352,796	353,008
Residential real estate	3,697	710	790	6,238	11,435	1,302,210	1,313,645
Commercial real estate	492	69	—	3,437	3,998	1,918,351	1,922,349
Loans to individuals	2,362	532	662	207	3,763	581,584	585,347
Total	$6,893	$1,558	$1,544	$20,105	$30,100	$5,245,196	$5,275,296

Acquired loans
Commercial, financial, agricultural and other	$1	$—	$—	$204	$205	$37,321	$37,526
Real estate construction	—	—	—	—	—	5,970	5,970
Residential real estate	226	24	27	1,904	2,181	246,579	248,760
Commercial real estate	—	—	—	1,042	1,042	200,153	201,195
Loans to individuals	46	12	11	15	84	5,308	5,392
Total	$273	$36	$38	$3,165	$3,512	$495,331	$498,843
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
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method.
At March 31, 2019 and December 31, 2018, there were no impaired loans held for sale. During the three months ended, March 31, 2019 and 2018, there were no gains or losses recognized on sales of impaired loans.
The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of March 31, 2019 and December 31, 2018. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	March 31, 2019			December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Originated loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$2,599	$9,100		$8,735	$16,442
Real estate construction	—	—		—	—
Residential real estate	10,545	12,264		10,726	12,571
Commercial real estate	3,752	4,042		3,599	3,812
Loans to individuals	339	530		281	408
Subtotal	17,235	25,936		23,341	33,233
With an allowance recorded:
Commercial, financial, agricultural and other	3,317	3,479	$1,012	3,042	3,181	$797
Real estate construction	—	—	—	—	—	—
Residential real estate	713	713	119	486	495	107
Commercial real estate	7,017	7,035	914	1,866	1,878	596
Loans to individuals	—	—	—	—	—	—
Subtotal	11,047	11,227	2,045	5,394	5,554	1,500
Total	$28,282	$37,163	$2,045	$28,735	$38,787	$1,500

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2019			December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Acquired loans
With no related allowance recorded:
Commercial, financial, agricultural and other	$100	$100		$73	$73
Real estate construction	—	—		—	—
Residential real estate	1,937	2,369		2,031	2,604
Commercial real estate	947	1,962		1,042	2,052
Loans to individuals	14	16		15	17
Subtotal	2,998	4,447		3,161	4,746
With an allowance recorded:
Commercial, financial, agricultural and other	—	—	$—	131	131	$131
Real estate construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Loans to individuals	—	—	—	—	—	—
Subtotal	—	—	—	131	131	131
Total	$2,998	$4,447	$—	$3,292	$4,877	$131

	For the Three Months Ended March 31,
	2019				2018
	Originated Loans		Acquired Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$2,707	$13	$439	$—	$8,130	$10	$411	$—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	10,798	72	1,981	1	10,401	63	678	1
Commercial real estate	3,994	36	982	1	5,510	31	907	—
Loans to individuals	324	1	14	—	354	2	17	—
Subtotal	17,823	122	3,416	2	24,395	106	2,013	1
With an allowance recorded:
Commercial, financial, agricultural and other	3,068	3	—	—	17,720	66	—	—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	604	5	—	—	706	—	93	—
Commercial real estate	3,278	1	—	—	1,960	1	118	—
Loans to individuals	—	—	—	—	—	—	—	—
Subtotal	6,950	9	—	—	20,386	67	211	—
Total	$24,773	$131	$3,416	$2	$44,781	$173	$2,224	$1

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unfunded commitments related to nonperforming loans were $0.1 million at March 31, 2019 and $1.6 million at December 31, 2018. After consideration of the requirements to draw and available collateral related to these commitments, a reserve of $12 thousand was established for these off balance sheet exposures at both March 31, 2019 and December 31, 2018.
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$9,120	$8,757
Nonaccrual status	5,874	11,761
Total	$14,994	$20,518
Commitments
Letters of credit	$60	$60
Unused lines of credit	263	1,027
Total	$323	$1,087
The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three Months Ended March 31, 2019
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$—	$61	$61	$62	$—
Residential real estate	6	17	49	514	580	570	40
Commercial real estate	2	—	556	242	798	767	—
Loans to individuals	3	—	—	48	48	46	—
Total	12	$17	$605	$865	$1,487	$1,445	$40

	For the Three Months Ended March 31, 2018
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$4,709	$—	$162	$4,871	$3,942	$531
Residential real estate	11	20	75	346	441	404	17
Commercial real estate	1	3,017	—	—	3,017	2,994	227
Loans to individuals	4	—	28	30	58	53	—
Total	18	$7,746	$103	$538	$8,387	$7,393	$775
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a re-amortization of the principal and an extension of the maturity. For the three months ended March 31, 2019 and 2018, $0.6 million and $0.1 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2019 and 2018 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the three months ended March 31:

	2019		2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial, financial, agricultural and other	—	$—	1	$940
Loans to individuals	1	10	—	—
Total	1	$10	1	$940

The following tables provide detail related to the allowance for credit losses:

	For the Three Months Ended March 31, 2019
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$19,235	$2,002	$3,934	$18,382	$4,033	$47,586
Charge-offs	(483)	—	(136)	(299)	(1,110)	(2,028)
Recoveries	76	42	81	41	114	354
Provision (credit)	987	210	271	1,094	1,126	3,688
Ending balance	19,815	2,254	4,150	19,218	4,163	49,600
Acquired loans:
Beginning balance	139	—	35	4	—	178
Charge-offs	(526)	—	(45)	—	(5)	(576)
Recoveries	11	—	24	—	9	44
Provision (credit)	394	—	21	(4)	(4)	407
Ending balance	18	—	35	—	—	53
Total ending balance	$19,833	$2,254	$4,185	$19,218	$4,163	$49,653
Ending balance: individually evaluated for impairment	$1,012	$—	$119	$914	$—	$2,045
Ending balance: collectively evaluated for impairment	18,821	2,254	4,066	18,304	4,163	47,608
Loans:
Ending balance	1,180,320	389,387	1,565,349	2,138,376	597,638	5,871,070
Ending balance: individually evaluated for impairment	5,627	—	3,938	11,111	—	20,676
Ending balance: collectively evaluated for impairment	1,174,693	389,387	1,561,411	2,127,265	597,638	5,850,394

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31, 2018
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$23,418	$1,349	$2,753	$17,328	$3,404	$48,252
Charge-offs	(290)	—	(455)	(168)	(1,169)	(2,082)
Recoveries	256	1	75	69	195	596
Provision (credit)	4,148	(236)	768	1,265	986	6,931
Ending balance	27,532	1,114	3,141	18,494	3,416	53,697
Acquired loans:
Beginning balance	11	—	6	29	—	46
Charge-offs	—	—	(16)	—	(4)	(20)
Recoveries	7	6	17	—	7	37
Provision (credit)	2	(6)	6	(27)	(3)	(28)
Ending balance	20	—	13	2	—	35
Total ending balance	$27,552	$1,114	$3,154	$18,496	$3,416	$53,732
Ending balance: individually evaluated for impairment	$9,045	$—	$287	$2,141	$—	$11,473
Ending balance: collectively evaluated for impairment	18,507	1,114	2,867	16,355	3,416	42,259
Loans:
Ending balance	1,131,594	246,961	1,434,623	2,027,072	541,055	5,381,305
Ending balance: individually evaluated for impairment	33,278	—	6,853	10,360	—	50,491
Ending balance: collectively evaluated for impairment	1,098,316	246,961	1,427,770	2,016,712	541,055	5,330,814
Note 9 Leases
On January 1, 2019, the Company adopted ASU 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842 using the transition option provided in ASU 2018-11, which provides for the modified retrospective approach. Under this approach comparative periods were not restated and no cumulative effect adjustment to the opening balance of retained earnings was required.
First Commonwealth has elected to apply certain practical expedients provided under the standard including (i) to not apply the requirements in the new standard to short-term leases (ii) to not reassess the lease classification for any expired or existing lease (iii) to account for lease and non-lease components separately (iv) to not reassess initial direct costs for any existing leases. The impact of this standard primarily relates to operating leases of certain real estate properties, primarily certain branch and ATM locations and office space. First Commonwealth has no material leasing arrangements for which it is the lessor of property or equipment.
Adoption of this standard resulted in the Company recognizing an ROU asset of $38.5 million and a lease liability of $41.8 million on January 1, 2019.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the Consolidated Statements of Condition classification of the Company’s ROU assets and lease liabilities, lease costs and other lease information as of and for the three months ended March 31, 2019 (dollars in thousands).

Balance sheet:
Operating lease asset classified as premises and equipment	$47,566
Operating lease liability classified as other liabilities	51,371
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,337
Weighted average lease term, in years	16.28
Weighted average discount rate	3.49%
Operating cash flows	$1,119
The ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. First Commonwealth's lease agreements often include one or more options to renew at the Company's discretion. If we consider the renewal option to be reasonably certain, we include the extended term in the calculation of the ROU asset and lease liability.
First Commonwealth uses incremental borrowing rates when calculating the lease liability because the rate implicit in the lease is not readily determinable. The incremental borrowing rate used by First Commonwealth is an amortizing loan rate obtained from the Federal Home Loan Bank ("FHLB") of Pittsburgh. This rate is consistent with a collateralized borrowing rate and is available for terms similar to the lease payment schedules.
Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2019 were as follows (dollars in thousands):

For the twelve months ended:
March 31, 2020	$4,499
March 31, 2021	4,517
March 31, 2022	4,480
March 31, 2023	4,413
March 31, 2024	4,370
Thereafter	46,528
Total future minimum lease payments	68,807
Less remaining imputed interest	17,436
Present value of future minimum lease payments	$51,371
Note 10 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”, at March 31, 2019 and December 31, 2018, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.

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
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes Obligations of U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, corporate securities, FHLB stock, loans held for sale, interest rate derivatives (including interest rate caps, interest rate collars, interest rate swaps and risk participation agreements), certain other real estate owned and certain impaired loans.

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
Other investments recorded in the Consolidated Statements of Financial Condition are primarily comprised of FHLB stock whose estimated fair value is based on its par value. Additional information on FHLB stock is provided in Note 7, “Impairment of Investment Securities.”
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
Interest rate derivatives are reported at an estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities, and consist of interest rate swaps where there is no significant deterioration in the counterparties' (loan customers') credit risk since origination of the interest rate swap as well as interest rate caps, interest rate collars and risk participation agreements. First Commonwealth values its interest rate swap and cap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to one year, Eurodollar futures contracts and swap rates from one year to thirty

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 12, “Derivatives.”
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2019, we have not realized any losses due to a counterparty's inability to pay any uncollateralized positions.
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

The estimated fair value of other investments included in Level 3 is based on carrying value as these securities do not have a readily determinable fair value.
The estimated fair value of limited partnership investments included in Level 3 is based on par value.
For interest rate derivatives included in Level 3, the fair value incorporates credit risk by considering such factors as likelihood of default and expected loss given default based on the credit quality of the underlying counterparties (loan customers).
In accordance with ASU No. 2011-4, the following table provides information related to quantitative inputs and assumptions used in March 31, 2019 Level 3 fair value measurements.

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
Other Investments	$1,670		CarryingValue	N/A	N/A
Impaired Loans	1,044	(a)	Reserve study	Discount rate	10.00%
				Gas per MMBTU	$2.61 - $3.49 (b)
				Oil per BBL/d	$47.09 - $53.14 (b)
	3,187	(a)	Discounted Cash Flow	Discount Rate	1.9% - 9.5%
Limited Partnership Investments	3,200		Par Value	N/A	N/A

(a)	The remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(b)	Unobservable inputs are defined as follows: MMBTU - million British thermal units; BBL/d - barrels per day.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$9,246	$—	$9,246
Mortgage-Backed Securities - Commercial	—	168,120	—	168,120
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	653,966	—	653,966
Other Government-Sponsored Enterprises	—	10,006	—	10,006
Obligations of States and Political Subdivisions	—	28,214	—	28,214
Corporate Securities	—	23,549	—	23,549
Total Securities Available for Sale	—	893,101	—	893,101
Other Investments	—	23,708	1,670	25,378
Loans Held for Sale	—	9,627	—	9,627
Other Assets(a)	—	7,613	3,200	10,813
Total Assets	$—	$934,049	$4,870	$938,919
Other Liabilities(a)	$—	$7,868	$—	$7,868
Total Liabilities	$—	$7,868	$—	$7,868

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$9,406	$—	$9,406
Mortgage-Backed Securities - Commercial	—	167,744	—	167,744
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	673,361	—	673,361
Other Government-Sponsored Enterprises	—	10,012	—	10,012
Obligations of States and Political Subdivisions	—	27,712	—	27,712
Corporate Securities	—	21,012	—	21,012
Total Securities Available for Sale	—	909,247	—	909,247
Other Investments	—	30,456	1,670	32,126
Loans Held for Sale	—	11,881	—	11,881
Other Assets(a)	—	1,769	2,696	4,465
Total Assets	$—	$953,353	$4,366	$957,719
Other Liabilities(a)	$—	$2,081	$—	$2,081
Total Liabilities	$—	$2,081	$—	$2,081

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended March 31, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2019
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,670	$2,696	$4,366
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(47)	(47)
Purchases, issuances, sales and settlements
Purchases	—	551	551
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,670	$3,200	$4,870

	2018
	Pooled Trust Preferred Collateralized Debt Obligations	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$23,646	$1,670	$2,143	$27,459
Total gains or losses
Included in earnings	2,840	—	—	2,840
Included in other comprehensive income	4,529	—	—	4,529
Purchases, issuances, sales and settlements
Purchases	—	—	149	149
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(16,883)	—	—	(16,883)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of period	$14,132	$1,670	$2,292	$18,094
During the three months ended March 31, 2019 and 2018, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at March 31, 2019 and 2018.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$14,391	$14,849	$29,240
Other real estate owned	—	4,300	—	4,300
Total Assets	$—	$18,691	$14,849	$33,540

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$15,076	$15,320	$30,396
Other real estate owned	—	4,035	—	4,035
Total Assets	$—	$19,111	$15,320	$34,431
The following gains(losses) were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Impaired loans	$(969)	$(7,850)
Other real estate owned	(49)	(30)
Total losses	$(1,018)	$(7,880)
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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned, determined using an internal valuation, is classified as Level 3. OREO has a current carrying value of $4.0 million as of March 31, 2019 and consists primarily of residential and commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2019.
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
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and due from banks and interest-bearing bank deposits: The carrying amounts for cash and due from banks and interest-bearing bank deposits approximate the estimated fair values of such assets.
Securities: Fair values for securities available for sale and held to maturity are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Pooled trust preferred collateralized debt obligations values are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. These valuations incorporate certain assumptions and projections in determining the fair value assigned to each instrument. The carrying value of other investments, which includes FHLB stock and other equity investments, is considered a reasonable estimate of fair value.
Loans: The fair values of all loans are estimated by discounting the estimated future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality adjusted for past due and nonperforming loans.
Loans held for sale: The estimated fair value of loans held for sale is based on market bids obtained from potential buyers.
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.3 million and $0.2 million at March 31, 2019 and December 31, 2018, respectively. See Note 5, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	March 31, 2019
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$100,724	$100,724	$100,724	$—	$—
Interest-bearing deposits	23,168	23,168	23,168	—	—
Securities available for sale	893,101	893,101	—	893,101	—
Securities held to maturity	384,909	380,443	—	380,443	—
Other investments	25,378	25,378	—	23,708	1,670
Loans held for sale	9,627	9,627	—	9,627	—
Loans	5,871,070	5,921,319	—	14,391	5,906,928
Financial liabilities
Deposits	6,130,760	6,135,980	—	6,135,980	—
Short-term borrowings	565,616	565,522	—	565,522	—
Subordinated debt	170,328	169,764	—	—	169,764
Long-term debt	7,395	7,701	—	7,701	—
Capital lease obligation	7,118	7,118	—	7,118	—

	December 31, 2018
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$95,934	$95,934	$95,934	$—	$—
Interest-bearing deposits	3,013	3,013	3,013	—	—
Securities available for sale	909,247	909,247	—	909,247	—
Securities held to maturity	393,855	383,993	—	383,993	—
Other investments	32,126	32,126	—	30,456	1,670
Loans held for sale	11,881	11,881	—	11,881	—
Loans	5,774,139	5,821,791	—	15,076	5,806,715
Financial liabilities
Deposits	5,897,992	5,904,147	—	5,904,147	—
Short-term borrowings	721,823	721,532	—	721,532	—
Subordinated debt	170,288	168,067	—	—	168,067
Long-term debt	7,551	7,720	—	7,720	—
Capital lease obligation	7,217	7,217	—	7,217	—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
First Commonwealth is also party to interest rate caps and collars that are not designated as hedging instruments. The interest rate caps relate to contracts that First Commonwealth enters into with loan customers that provide a maximum interest rate on their variable rate loan. At the same time the interest rate cap is entered into with the customer, First Commonwealth enters into an offsetting interest rate cap with another financial institution. The notional amount and maximum interest rate on both interest cap contracts are identical. The interest rate collars relate to contracts that First Commonwealth enters into with loan customers that provides both a maximum and minimum interest rate on their variable rate loan. At the same time the interest rate collar is entered into with the customer, First Commonwealth enters into an offsetting interest rate collar with another financial institution. The notional amount and the maximum and minimum interest rates on both interest collar contracts are identical.
The fee received, less the estimate of the loss for the credit exposure, was recognized in earnings at the time of the transaction.
Derivatives Designated as Hedging Instruments
In 2015, the Company entered into an interest rate swap contract that was designated as a cash flow hedge. This contract, which had a notional amount of $65.0 million, matured on March 4, 2019. The periodic net settlement of interest rate swaps was recorded as an adjustment to "Interest and fees on loans" in the Consolidated Statements of Income. For the three months ended March 31, 2019 there was a $0.1 million negative impact on net interest income as a result of these interest rate swaps.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Consolidated Statements of Income. The impact to noninterest income for the three months ended March 31, 2019 was a decrease of $0.4 million.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At March 31, 2019, the underlying funded mortgage loan commitments had a carrying value of $7.2 million and a fair value of $8.2 million, while the underlying unfunded mortgage loan commitments had a notional amount of $25.2 million. At December 31, 2018, the underlying funded mortgage loan commitments had a carrying value of $6.9 million and a fair value of $7.6 million, while the underlying unfunded mortgage loan commitments had a notional amount of $9.9 million. The interest rate lock commitments decreased other noninterest income by $0.1 million for the three months ended March 31, 2019.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Consolidated Statements of Income. The impact on other noninterest expense for the three months ended March 31, 2019 totaled $2 thousand. At March 31, 2019 and December 31, 2018, the underlying loans had a carrying value of $1.8 million and $1.9 million, respectively, and a fair value of $1.8 million and $1.9 million, respectively.

The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(29)	$(3)
Notional amount:
Interest rate derivatives	370,693	411,645
Interest rate caps	36,028	36,111
Interest rate collars	35,354	—
Risk participation agreements	170,016	162,139
Sold credit protection on risk participation agreements	(46,871)	(59,315)
Interest rate options	25,215	9,900
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	—	(133)
Notional amount	—	65,000
Interest rate forwards:
Fair value adjustment	(234)	(170)
Notional amount	30,000	15,000
Foreign exchange forwards:
Fair value adjustment	7	(6)
Notional amount	1,797	1,927

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in "Other income" on the Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Non-hedging interest rate derivatives
(Decrease) increase in other income	$(470)	$789
Hedging interest rate derivatives
Decrease in interest and fees on loans	(118)	(81)
Increase in other expense	7	—
Hedging interest rate forwards
Decrease in other income	(64)	—
Decrease in other expense	—	(62)
Hedging foreign exchange forwards
Increase (decrease) in other expense	2	(3)
The fair value of our derivatives is included in a table in Note 11, “Fair Values of Assets and Liabilities,” in the line items
“Other assets” and “Other liabilities.”

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 Goodwill
FASB ASC Topic 350-20, “Intangibles – Goodwill and Other” requires an annual valuation of the fair value of a reporting unit that has goodwill and a comparison of the fair value to the book value of equity to determine whether the goodwill has been impaired. Goodwill is also required to be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. When triggering events or circumstances indicate that goodwill testing is required, an assessment of qualitative factors can be completed before performing the two step goodwill impairment test. ASU No. 2011-8 provides that if an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then the two step goodwill impairment test is not required.
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of March 31, 2019 and December 31, 2018 was $274.2 million. No impairment charges on goodwill or other intangible assets were incurred in 2019 or 2018.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of March 31, 2019, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Note 14 Subordinated Debentures
Subordinated debentures outstanding are as follows:

		March 31, 2019		December 31, 2018
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	$49,152	4.875% until June 1, 2023, then LIBOR + 1.845%	$49,131	4.875% until June 1, 2023, then LIBOR + 1.845%
First Commonwealth Bank	2033	$49,009	5.50% until June 1, 2028, then LIBOR + 2.37%	$48,990	5.50% until June 1, 2028, then LIBOR + 2.37%
First Commonwealth Capital Trust II	2034	$30,929	LIBOR + 2.85%	$30,929	LIBOR + 2.85%
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85%	41,238	LIBOR + 2.85%
Total		$170,328		$170,288
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
Interest on the debentures issued to First Commonwealth Capital Trust III is paid quarterly at a floating rate of LIBOR + 2.85% which is reset quarterly. Subject to regulatory approval, First Commonwealth may redeem the debentures, in whole or in part, at

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its option on any interest payment date at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption. Deferred issuance costs of $0.6 million are being amortized on a straight-line basis over the term of the securities.
Interest on the debentures issued to First Commonwealth Capital Trust II is paid quarterly at a floating rate of LIBOR + 2.85%, which is reset quarterly. Subject to regulatory approval, First Commonwealth may redeem the debentures, in whole or in part, at its option at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption. Deferred issuance costs of $0.5 million are being amortized on a straight-line basis over the term of the securities.
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

The Company also evaluated whether it has any significant contract balances. A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration resulting in a contract receivable or before payment is due resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the Company has already received payment from the customer. First Commonwealth’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as trust income which is based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Insurance and Retail Brokerage Commissions

Insurance income primarily consists of commissions received from execution of personal, business and health insurance policies when acting as an agent on behalf of insurance carriers. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Because the Company’s contracts with the insurance carriers are generally cancellable by either party, with minimal notice, insurance commissions are recognized during the policy period as received. Also, the majority of insurance commissions are received on a monthly basis during the policy period; however, some carriers pay the full annual commission to First Commonwealth at the time of policy issuance or renewal. In these cases, First Commonwealth would be required to refund any commissions it would not be entitled to as a result of cancelled or terminated policies. The Company has established a refund liability for the remaining term of the policies expected to be cancelled. The Company also receives incentive-based contingency fees from the insurance carriers. Contingency fee revenue, which totals approximately $0.3 million per year, is recognized as received due to the immaterial amount.

Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $0.7 million and $0.4 million in commission expense as of March 31, 2019 and 2018, respectively.

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
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$1,926	$1,928
Service charges on deposit accounts	4,245	4,406
Insurance and retail brokerage commissions	1,961	1,868
Card-related interchange income	4,730	4,742
Gain on sale of other loans and assets	258	207
Other income	862	892
Noninterest Income (in-scope of Topic 606)	13,982	14,043
Noninterest Income (out-of-scope of Topic 606)	4,890	8,000
Total Noninterest Income	$18,872	$22,043
Note 16 New Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The Current Expected Credit Loss ("CECL") methodology requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The standard is effective for the Company as of January 1, 2020. We have established a CECL implementation team, which includes members from the finance and credit areas, with oversight by the Chief Executive Officer, Chief Financial Officer and Chief Credit Officer. During the third quarter of 2018, Management completed the implementation of third party software to assist with this ASU. In the fourth quarter of 2018, a third party was engaged to assist with evaluation of data and methodologies related to this standard. Management continued its implementation plan during the first quarter of 2019 with primary emphasis on the evaluation of data and methodologies. Management is currently evaluating the impact of the amended guidance on First Commonwealth’s financial condition or results of operations.
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
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 17 Subsequent Event

On April 22, 2019, the Company announced that its banking subsidiary, First Commonwealth Bank, has signed a definitive agreement to acquire 14 branches located in State College, Lock Haven, Williamsport and Lewisburg, Pennsylvania, with approximately $525 million of deposits and $120 million of retail and business loans from Santander Bank, N.A. The transaction is subject to regulatory approval and is expected to close in the third quarter of 2019.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three months ended March 31, 2019 and 2018, and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 45 for the three months ended March 31, 2019 and 2018, respectively.

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

	For the Three Months Ended March 31,
	2019	2018
	(dollars in thousands, except per share data)
Net Income	$24,589	$23,270
Per Share Data:
Basic Earnings per Share	$0.25	$0.24
Diluted Earnings per Share	0.25	0.24
Cash Dividends Declared per Common Share	0.10	0.08
Average Balance:
Total assets	$7,878,908	$7,300,382
Total equity	986,836	892,618
End of Period Balance:
Net loans (1)	$5,831,044	$5,337,332
Total assets	7,972,673	7,320,767
Total deposits	6,130,760	5,703,522
Total equity	998,019	899,349
Key Ratios:
Return on average assets	1.27%	1.29%
Return on average equity	10.11%	10.57%
Dividends payout ratio	40.00%	33.33%
Average equity to average assets ratio	12.53%	12.23%
Net interest margin	3.75%	3.69%
Net loans to deposits ratio	95.11%	93.58%
(1) Includes loans held for sale.

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net Income
For the three months ended March 31, 2019, First Commonwealth had net income of $24.6 million, or $0.25 diluted earnings per share, compared to net income of $23.3 million, or $0.24 diluted earnings per share, in the three months ended March 31, 2018. Growth in net income is a result of an increase in net interest income as well as a decrease in the provision for credit losses, offset by an increase in noninterest expense and a decrease in noninterest income.
For the three months ended March 31, 2019, the Company’s return on average equity was 10.11% and its return on average assets was 1.27%, compared to 10.57% and 1.29%, respectively, for the three months ended March 31, 2018.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $65.9 million in the first three months of 2019, compared to $60.2 million for the same period in 2018. This increase was due to both growth in average interest earning assets of $515.6 million and a 44 basis point increase in the yield on interest earning assets. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 78% and 73% for the three months ended March 31, 2019 and 2018, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.75% and 3.69% for the three months ended March 31, 2019 and March 31, 2018, respectively. The 6 basis point increase in the net interest margin is attributable to both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The taxable equivalent yield on interest-earning assets was 4.55% for the three months ended March 31, 2019, an increase of 44 basis points compared to the 4.11% yield for the same period in 2018. This increase is largely due to an increase in the loan portfolio yield, which improved by 53 basis points when compared to the three months ended March 31, 2018. Contributing to this increase was an increase in the yield on our adjustable and variable rate commercial loan portfolio, which increased 69 basis points largely due to the Federal Reserve increasing short term interest rates by 100 basis points in 2018. The yield on the investment portfolio increased 10 basis points in comparison to the prior year. The majority of this increase can be attributed to investment security runoff being replaced with higher yielding investment securities. Investment portfolio purchases during the three months ended March 31, 2019 have been primarily in corporate securities with durations of approximately five years and municipal securities with a duration of approximately ten years.
The cost of interest-bearing liabilities increased to 1.07% for the three months ended March 31, 2019, from 0.56% for the same period in 2018, primarily due to an increase in the cost of short-term borrowings and an increase in long term debt as a result of the issuance of $100 million of subordinated debt in the second quarter of 2018. Deposits acquired in our recent acquisitions, along with approximately $50 million of the subordinated debt proceeds and organic growth in consumer checking and savings deposits, contributed to a decline in average short-term borrowings of $57.0 million for the three months ended March 31, 2019 compared to the same period in 2018. Higher market interest rates resulted in the cost of interest-bearing deposits increasing 28 basis points and short-term borrowings increasing 89 basis points in comparison to the same period last year. The impact of the subordinated debt on the cost of interest-bearing liabilities was 6 basis points for the three months ended March 31, 2019.
For the three months ended March 31, 2019, changes in interest rates positively impacted net interest income by $2.1 million when compared with the same period in 2018. The higher yield on interest-earning assets positively impacted net interest income by $7.9 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $5.9 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $3.7 million in the three months ended March 31, 2019, as compared to the same period in 2018. Higher levels of interest-earning assets resulted in an increase of $5.1 million in interest income, and changes in the volume of interest-bearing liabilities increased interest expense by $1.4 million, primarily due to an increase in long term borrowings as a result of the subordinated debt issued in May 2018. Average earning assets for the three months ended March 31, 2019 increased $515.6 million, or 7.8%, compared to the same period in 2018. Average loans for the comparable period increased $397.9 million, or 7.4%.
Net interest income also benefited from a $138.5 million increase in average net free funds at March 31, 2019 as compared to March 31, 2018. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $64.5 million, or 4.6%, in noninterest-bearing demand deposit average balances. Average time deposits for the three months ended March 31, 2019 increased by $232.7 million at higher costs compared to the comparable period in 2018, increasing interest expense by $2.0 million. Increases in market interest rates negatively impacted interest expense by $5.9 million, while changes in the mix of interest-bearing liabilities had a $1.4 million negative impact.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended March 31:

	2019	2018
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$79,594	$66,499
Adjustment to fully taxable equivalent basis	457	493
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	80,051	66,992
Interest expense	14,108	6,814
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$65,943	$60,178

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended March 31:

	2019			2018
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$4,700	$54	4.66%	$7,026	$31	1.79%
Tax-free investment securities	68,226	529	3.14	67,809	519	3.10
Taxable investment securities	1,243,519	8,701	2.84	1,123,893	7,575	2.73
Loans, net of unearned income (b)(c)	5,811,587	70,767	4.94	5,413,677	58,867	4.41
Total interest-earning assets	7,128,032	80,051	4.55	6,612,405	66,992	4.11
Noninterest-earning assets:
Cash	93,120			86,916
Allowance for credit losses	(49,472)			(50,249)
Other assets	707,228			651,310
Total noninterest-earning assets	750,876			687,977
Total Assets	$7,878,908			$7,300,382
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,186,907	$1,565	0.53%	$1,132,069	$699	0.25%
Savings deposits (d)	2,490,480	3,265	0.53	2,441,084	1,542	0.26
Time deposits	865,944	3,345	1.57	633,214	1,300	0.83
Short-term borrowings	615,140	3,438	2.27	672,135	2,295	1.38
Long-term debt	184,931	2,495	5.47	87,780	978	4.52
Total interest-bearing liabilities	5,343,402	14,108	1.07	4,966,282	6,814	0.56
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,464,750			1,400,218
Other liabilities	83,920			41,264
Shareholders’ equity	986,836			892,618
Total Noninterest-Bearing Funding Sources	2,535,506			2,334,100
Total Liabilities and Shareholders’ Equity	$7,878,908			$7,300,382
Net Interest Income and Net Yield on Interest-Earning Assets		$65,943	3.75%		$60,178	3.69%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended March 31, 2019 and 2018.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended March 31, 2019 compared with March 31, 2018:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$23	$(10)	$33
Tax-free investment securities	10	3	7
Taxable investment securities	1,126	805	321
Loans	11,900	4,327	7,573
Total interest income (b)	13,059	5,125	7,934
Interest-bearing liabilities:
Interest-bearing demand deposits	866	34	832
Savings deposits	1,723	32	1,691
Time deposits	2,045	476	1,569
Short-term borrowings	1,143	(194)	1,337
Long-term debt	1,517	1,083	434
Total interest expense	7,294	1,431	5,863
Net interest income	$5,765	$3,694	$2,071

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the three months ended March 31:

	2019		2018
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,381	34%	$4,150	60%
Real estate construction	210	5	(242)	(3)
Residential real estate	292	7	774	11
Commercial real estate	1,090	27	1,238	18
Loans to individuals	1,122	27	983	14
Total	$4,095	100%	$6,903	100%
The provision for credit losses for the three months ended March 31, 2019 decreased in comparison to the three months ended March 31, 2018 by $2.8 million. The level of provision expense in the first three months of 2019 is primarily a result of $2.2 million in net charge-offs, a $0.4 million increase in specific reserves, growth in the loan portfolio and an increase in the qualitative reserves as a result of a higher probability of slightly less favorable economic conditions.
The level of provision expense in the first three months of 2018 was primarily due to a $5.6 million specific reserve related to a commercial, financial, agricultural and other borrower as well as a $2.0 million specific reserve related to a commercial real estate borrower. The increase in specific reserves were partially offset by decreases in qualitative factors related to the lending environment and associated risks in the loan portfolio.
The allowance for credit losses was $49.7 million, or 0.85%, of total loans outstanding and 0.92% of total originated loans outstanding at March 31, 2019, compared to $47.8 million, or 0.83%, and 0.91%, respectively, at December 31, 2018 and $53.7 million, or 1.00%, and 1.08%, respectively, at March 31, 2018. Nonperforming loans as a percentage of total loans decreased to

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

0.53% at March 31, 2019 from 0.55% at December 31, 2018 and 1.06% as of March 31, 2018. The allowance to nonperforming loan ratio was 158.74%, 149.14% and 93.84% as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

Below is an analysis of the consolidated allowance for credit losses for the three months ended March 31, 2019 and 2018 and the year-ended December 31, 2018:

	March 31, 2019	March 31, 2018	December 31, 2018
	(dollars in thousands)
Balance, beginning of period	$47,764	$48,298	$48,298
Loans charged off:
Commercial, financial, agricultural and other	1,009	290	5,294
Real estate construction	—	—	—
Residential real estate	181	471	1,313
Commercial real estate	299	168	3,930
Loans to individuals	1,115	1,173	4,576
Total loans charged off	2,604	2,102	15,113
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	87	263	788
Real estate construction	42	7	141
Residential real estate	105	92	361
Commercial real estate	41	69	153
Loans to individuals	123	202	605
Total recoveries	398	633	2,048
Net credit losses	2,206	1,469	13,065
Provision charged to expense	4,095	6,903	12,531
Balance, end of period	$49,653	$53,732	$47,764
Noninterest Income
The following table presents the components of noninterest income for the three months ended March 31:

	2019	2018	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,926	$1,928	$(2)	—%
Service charges on deposit accounts	4,245	4,406	(161)	(4)
Insurance and retail brokerage commissions	1,961	1,868	93	5
Income from bank owned life insurance	1,426	1,494	(68)	(5)
Card-related interchange income	4,730	4,742	(12)	—
Swap fee income	393	290	103	36
Other income	1,705	1,628	77	5
Subtotal	16,386	16,356	30	—
Net securities gains	—	2,840	(2,840)	(100)
Gain on sale of mortgage loans	1,428	1,484	(56)	(4)
Gain on sale of other loans and assets	1,084	574	510	89
Derivatives mark to market	(26)	789	(815)	(103)
Total noninterest income	$18,872	$22,043	$(3,171)	(14)%

Total noninterest income for the three months ended March 31, 2019 decreased $3.2 million in comparison to the three months ended March 31, 2018. The most significant changes include a $2.8 million decrease in net securities gains resulting from the redemption of one of our pooled trust preferred securities in the first quarter of 2018 and an $0.8 million decrease in the mark to

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

market adjustment on interest rate swaps entered into for our commercial loan customers. This adjustment does not reflect a realized gain or loss on the swaps, but rather relates to a change in fair value due to movements in corporate bond spreads and swap rates. Partially offsetting these decreases is a $0.5 million increase in the gain on sale of loans and other assets primarily due to gains recognized in conjunction with the sale of the guaranteed portion of Small Business Administration ("SBA") loans.
Noninterest Expense
The following table presents the components of noninterest expense for the three months ended March 31:

	2019	2018	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$27,220	$24,873	$2,347	9%
Net occupancy	4,916	4,369	547	13
Furniture and equipment	3,668	3,540	128	4
Data processing	2,544	2,433	111	5
Advertising and promotion	1,240	809	431	53
Pennsylvania shares tax	916	903	13	1
Intangible amortization	754	784	(30)	(4)
Collection and repossession	547	823	(276)	(34)
Other professional fees and services	754	1,007	(253)	(25)
FDIC insurance	574	776	(202)	(26)
Other operating	6,131	5,843	288	5
Subtotal	49,264	46,160	3,104	7
Loss on sale or write-down of assets	65	197	(132)	(67)
Merger and acquisition related	—	337	(337)	(100)
Litigation and operational losses	401	179	222	124
Total noninterest expense	$49,730	$46,873	$2,857	6%

Noninterest expense, excluding loss on sale or write-down of assets, litigation and operational losses and merger and acquisition related expenses, increased $3.1 million, or 7%, for the three months ended March 31, 2019 compared to the same period in 2018. Contributing to the higher expenses in 2019 is a $2.3 million increase in salaries and employee benefits as a result of a higher number of full-time equivalent employees, annual merit increases and a $1.4 million increase in hospitalization expense. The higher number of employees is primarily a result of the acquisition of Garfield Acquisition Corp. and its wholly-owned subsidiary, Foundation Bank, in May 2018 and continued expansion of our mortgage and commercial banking businesses. The Garfield acquisition also accounted for $0.1 million of the $0.5 million increase in net occupancy expense. Collection and repossession expense decreased $0.3 million due to costs related to several OREO properties that occurred in 2018 with no similar activity in 2019.
Income Tax
The provision for income taxes increased $1.3 million for the three months ended March 31, 2019, compared to the corresponding period in 2018.  The increase in the provision for income taxes can be attributed to a $2.6 million increase in the level of income before taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended March 31, 2019 and 2018.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. Additionally, the three months ended March 31, 2018, included a $0.6 million reduction in tax expense due to an adjustment to the deferred tax asset adjustment recorded in the fourth quarter of 2017 as a result of the reduction in the statutory tax rate. These provided for an annual effective tax rate of 19.5% and 18.9% for the three months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, our deferred tax assets totaled $20.2 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first three months of 2019, the maturity and redemption of investment securities provided $39.7 million in liquidity. These funds contributed to the liquidity used in the first quarter to pay down of short-term borrowings, originate loans, purchase investment securities and fund depositor withdrawals.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of March 31, 2019, our maximum borrowing capacity under this program was $1.2 billion and as of that date there was $5.5 million outstanding with an average weighted rate of 1.40% and an average original term of 339 days. These deposits are part of a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At March 31, 2019, the borrowing capacity under this program totaled $822.9 million and there were no amounts outstanding. As of March 31, 2019, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.6 billion and as of that date amounts used against this capacity included $0.4 billion in outstanding borrowings and no outstanding letters of credit.
We also have available unused federal funds lines with six correspondent banks. These lines have an aggregate commitment of $205.0 million with no outstanding balance as of March 31, 2019. In addition, we have available unused repo lines with three correspondent banks. These lines have an aggregate commitment of $514.9 million with no outstanding balance as of March 31, 2019.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of March 31, 2019, there are no amounts outstanding on this line.
First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$1,510,566	$1,466,213
Interest-bearing demand deposits(a)	211,548	180,209
Savings deposits(a)	3,517,350	3,401,354
Time deposits	891,296	850,216
Total	$6,130,760	$5,897,992

(a)	Balances include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.
The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds.
During the first three months of 2019, total deposits increased $232.8 million. Interest bearing demand and savings deposits increased $147.3 million, noninterest-bearing demand deposits increased $44.4 million and time deposits increased $41.1 million. The increase in time deposits is the result of an increase in core certificates of deposit of $42.3 million offset by a decline in CDARs deposits of $1.2 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.76 and 0.74 at March 31, 2019 and December 31, 2018, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

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

The following is the gap analysis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,690,255	$262,448	$452,147	$3,404,850	$1,890,725	$562,633
Investments	89,131	57,056	103,709	249,896	638,071	404,031
Other interest-earning assets	23,168	—	—	23,168	—	—
Total interest-sensitive assets (ISA)	2,802,554	319,504	555,856	3,677,914	2,528,796	966,664
Certificates of deposit	124,256	134,315	242,492	501,063	387,181	3,052
Other deposits	3,728,898	—	—	3,728,898	—	—
Borrowings	638,001	220	451	638,672	54,140	57,644
Total interest-sensitive liabilities (ISL)	4,491,155	134,535	242,943	4,868,633	441,321	60,696
Gap	$(1,688,601)	$184,969	$312,913	$(1,190,719)	$2,087,475	$905,968
ISA/ISL	0.62	2.37	2.29	0.76	5.73	15.93
Gap/Total assets	21.18%	2.32%	3.92%	14.94%	26.18%	11.36%

	December 31, 2018
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,659,890	$291,134	$439,098	$3,390,122	$1,802,605	$569,659
Investments	81,971	60,654	99,288	241,913	612,407	468,916
Other interest-earning assets	3,013	—	—	3,013	—	—
Total interest-sensitive assets (ISA)	2,744,874	351,788	538,386	3,635,048	2,415,012	1,038,575
Certificates of deposit	116,469	116,664	276,101	509,234	338,148	2,834
Other deposits	3,581,563	—	—	3,581,563	—	—
Borrowings	794,206	218	443	794,867	54,080	57,932
Total interest-sensitive liabilities (ISL)	4,492,238	116,882	276,544	4,885,664	392,228	60,766
Gap	$(1,747,364)	$234,906	$261,842	$(1,250,616)	$2,022,784	$977,809
ISA/ISL	0.61	3.01	1.95	0.74	6.16	17.09
Gap/Total assets	22.32%	3.00%	3.34%	15.98%	25.84%	12.49%

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

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2019 ($)	$(17,322)	$(7,282)	$1,181	$2,069
March 31, 2019 (%)	(6.35)%	(2.67)%	0.43%	0.76%

December 31, 2018 ($)	$(16,914)	$(6,442)	$1,368	$2,587
December 31, 2018 (%)	(6.32)%	(2.41)%	0.51%	0.97%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2019 ($)	$(37,273)	$(10,659)	$2,304	$3,354
March 31, 2019 (%)	(13.67)%	(3.91)%	0.85%	1.23%

December 31, 2018 ($)	$(37,239)	$(14,277)	$10,674	$20,597
December 31, 2018 (%)	(13.90)%	(5.33)%	3.99%	7.69%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the three months ended March 31, 2019 and 2018, the cost of our interest-bearing liabilities averaged 1.07% and 0.56%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.55% and 4.11%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $4.6 million at March 31, 2019 and is classified in "Other liabilities" on the Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

the borrower, who could not obtain comparable terms from alternative financing sources. In the first three months of 2019, 12 loans totaling $1.5 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans decreased $5.5 million from December 31, 2018. Changes during the first three months of 2019 are largely the result of the pay-off of a $6.0 million commercial, financial, agricultural and other relationship. Please refer to Note 8, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
Nonperforming loans, including loans held for sale, decreased $0.7 million to $31.3 million at March 31, 2019 compared to $32.0 million at December 31, 2018. During the three months ended March 31, 2019, $7.1 million of loans were moved to nonaccrual. Offsetting these additions was the payoff of an $6.0 million relationship, the charge-off of a $0.5 million commercial, financial, agricultural and other loan and the $0.3 million charge-off of a commercial real estate loan.
The allowance for credit losses as a percentage of nonperforming loans was 158.74% as of March 31, 2019, compared to 149.14% at December 31, 2018, and 93.84% at March 31, 2018. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $2.0 million and general reserves of $47.6 million as of March 31, 2019. Specific reserves increased $0.4 million from December 31, 2018, and decreased $9.4 million from March 31, 2018. The increase from December 31, 2018 is primarily due to the addition of the two nonaccrual relationships. The decrease from March 31, 2018 is primarily due to the payoff of two commercial relationships totaling $14.3 million and the sale of a $3.7 million dollar commercial relationship. These three relationships had total specific reserves of $9.0 million. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at March 31, 2019.
Criticized loans totaled $120.5 million at March 31, 2019 and represented 2.1% of the loan portfolio. The level of criticized loans decreased as of March 31, 2019 when compared to December 31, 2018, by $6.7 million, or 5.3%. Classified loans totaled $39.4 million at March 31, 2019 compared to $40.2 million at December 31, 2018, a decrease of $0.8 million, or 2.0%. This decrease is primarily the result of the aforementioned changes in nonperforming loans. Delinquency on accruing loans for the same period increased $2.2 million, or 21.0%, the majority of which are commercial, financial, agricultural and other loans and commercial real estate loans.
The allowance for credit losses was $49.7 million at March 31, 2019, or 0.85% of total loans outstanding, compared to 0.83% reported at December 31, 2018, and 1.00% at March 31, 2018. General reserves, or the portion of the allowance related to loans that were not specifically evaluated for impairment, as a percentage of non-impaired loans were 0.82% at March 31, 2019 compared to 0.80% at December 31, 2018 and 0.79% at March 31, 2018. General reserves as a percentage of non-impaired originated loans were 0.89% at March 31, 2019 compared to 0.88% at December 31, 2018 and 0.86% at March 31, 2018.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	March 31,				December 31, 2018
	2019		2018
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$16,286		$28,317		$11,509
Loans held for sale on a nonaccrual basis	—		—		—
Troubled debt restructured loans on nonaccrual basis	5,874		10,233		11,761
Troubled debt restructured loans on accrual basis	9,120		18,707		8,757
Total nonperforming loans	$31,280		$57,257		$32,027
Loans past due 30 to 90 days and still accruing	$11,002		$10,714		$8,760
Loans past due in excess of 90 days and still accruing	$1,509		$1,955		$1,582
Other real estate owned	$3,993		$2,997		$3,935
Loans held for sale at end of period	$9,627		$9,759		$11,881
Portfolio loans outstanding at end of period	$5,871,070		$5,381,305		$5,774,139
Average loans outstanding	$5,811,587	(a)	$5,413,677	(a)	$5,582,651	(b)
Nonperforming loans as a percentage of total loans	0.53%		1.06%		0.55%
Provision for credit losses	$4,095	(a)	$6,903	(a)	$12,531	(b)
Allowance for credit losses	$49,653		$53,732		$47,764
Net charge-offs	$2,206	(a)	$1,469	(a)	$13,065	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.15%		0.11%		0.23%
Provision for credit losses as a percentage of net charge-offs	185.63%	(a)	469.91%	(a)	95.91%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	0.85%		1.00%		0.83%
Allowance for credit losses as a percentage of end-of-period originated loans outstanding	0.92%		1.08%		0.91%
Allowance for credit losses as a percentage of nonperforming loans (d)	158.74%		93.84%		149.14%

(a)	For the three-month period ended.

(b)	For the twelve-month period ended.

(c)	Does not include loans held for sale.

(d)	Does not include nonperforming loans held for sale.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	March 31, 2019		December 31, 2018
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,180,320	20%	$1,138,473	20%
Real estate construction	389,387	7	358,978	6
Residential real estate	1,565,349	27	1,562,405	27
Commercial real estate	2,138,376	36	2,123,544	37
Loans to individuals	597,638	10	590,739	10
Total loans and leases net of unearned income	$5,871,070	100%	$5,774,139	100%
During the three months ended March 31, 2019, loans increased $96.9 million, or 1.7%, compared to balances outstanding at December 31, 2018. All loan categories reflect growth for the three months ended March 31, 2019 with commercial, financial, agricultural and other as well as real estate construction providing a majority of the growth. Commercial, financial, agricultural and other loans increased $41.8 million, or 3.7%, largely due to growth in direct lending in Pennsylvania and Ohio. Real estate

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

construction loans increased $30.4 million, or 8.5%, with $19.0 million resulting from growth in commercial construction projects primarily in Pennsylvania and Ohio and $11.4 million due to growth in consumer construction.
As indicated in the table below, commercial, financial, agricultural and other, residential real estate and commercial real estate loans represented a significant portion of the nonperforming loans as of March 31, 2019. See discussions related to the provision for credit losses and loans for more information.

	For the Three Months Ended March 31, 2019			As of March 31, 2019
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$922	41.79%	0.06%	$6,016	19.23%	0.10%
Real estate construction	(42)	(1.90)	—	—	—	—
Residential real estate	76	3.44	—	13,195	42.18	0.22
Commercial real estate	258	11.70	0.02	11,716	37.46	0.20
Loans to individuals	992	44.97	0.07	353	1.13	0.01
Total loans, net of unearned income	$2,206	100.00%	0.15%	$31,280	100.00%	0.53%
Net charge-offs for the three months ended March 31, 2019 totaled $2.2 million, compared to $1.5 million for the three months ended March 31, 2018. The most significant charge-offs during the three months ended March 31, 2019 included a $0.5 million charge-off and a $0.3 million charge-off for two commercial customers and $1.0 million in net charge-offs related to loans to individuals, primarily indirect auto loans and personal credit lines. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At March 31, 2019, shareholders’ equity was $998.0 million, an increase of $22.6 million from December 31, 2018. The increase was primarily the result $24.6 million in net income, $2.7 million in treasury stock sales and an increase of $7.2 million in the fair value of available for sale investments. These increases were partially offset by $9.9 million of dividends paid to shareholders and $2.1 million of common stock repurchases. Cash dividends declared per common share were $0.10 and $0.08 for the three months ended March 31, 2019 and 2018, respectively.
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
As of March 31, 2019, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$936,382	14.60%	$673,575	10.50%	$641,500	10.00%
First Commonwealth Bank	900,536	14.07	672,277	10.50	640,264	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$783,929	12.22%	$545,275	8.50%	$513,200	8.00%
First Commonwealth Bank	748,083	11.68	544,224	8.50	512,211	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$783,929	10.31%	$304,162	4.00%	$380,202	5.00%
First Commonwealth Bank	748,083	9.85	303,652	4.00	379,565	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$713,929	11.13%	$449,050	7.00%	$416,975	6.50%
First Commonwealth Bank	748,083	11.68	448,185	7.00	416,171	6.50
On April 23, 2019, First Commonwealth Financial Corporation declared a quarterly dividend of $0.10 per share payable on May 17, 2019 to shareholders of record as of May 3, 2019. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
On March 4, 2019 a share repurchase program was authorized by the Board of Directors for up to an additional $25.0 million in shares of the Company's common stock. As of March 31, 2019, 74,033 common shares were repurchased at an average price of $12.48 per share. First Commonwealth may suspend or discontinue the program at any time.

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

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 4, 2019, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock. The following table details the amount of shares repurchased under this program during the first quarter of 2019:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
January 31, 2019	—	$—	—	—
February 28, 2019	—	—	—	—
March 31, 2019	74,033	12.48	74,033	1,910,789
Total	74,033	$12.48	74,033

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $12.60 at March 31, 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	2019 Annual Incentive Plan	Filed herewith

10.2	2019-2021 Long-Term Incentive Plan	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: May 6, 2019	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: May 6, 2019	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer