Form 10-Q
period 2019-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2019-08-07
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-11138
First Commonwealth Financial Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania		25-1428528
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

601 Philadelphia Street
Indiana	PA	15701
(Address of principal executive offices)		(Zip Code)
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐    Smaller reporting company  ☐   Emerging growth company  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of August 6, 2019, was 98,499,937.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019	December 31, 2018
	(Unaudited)
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$95,047	$95,934
Interest-bearing bank deposits	1,233	3,013
Securities available for sale, at fair value	865,903	909,247
Securities held to maturity, at amortized cost (Fair value of $373,335 and $383,993 at June 30, 2019 and December 31, 2018, respectively)	373,453	393,855
Other investments	29,568	32,126
Loans held for sale	16,036	11,881
Loans:
Portfolio loans	6,003,059	5,774,139
Allowance for credit losses	(51,061)	(47,764)
Net loans	5,951,998	5,726,375
Premises and equipment, net	131,043	80,474
Other real estate owned	1,884	3,935
Goodwill	274,202	274,202
Amortizing intangibles, net	12,343	13,038
Bank owned life insurance	218,635	215,766
Other assets	99,509	68,409
Total assets	$8,070,854	$7,828,255
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,528,307	$1,466,213
Interest-bearing	4,627,658	4,431,779
Total deposits	6,155,965	5,897,992
Short-term borrowings	555,080	721,823
Subordinated debentures	170,369	170,288
Other long-term debt	57,236	7,551
Capital lease obligation	7,018	7,217
Total long-term debt	234,623	185,056
Other liabilities	103,355	47,995
Total liabilities	7,049,023	6,852,866
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued at June 30, 2019 and December 31, 2018, and 98,499,937 and 98,518,668 shares outstanding at June 30, 2019 and December 31, 2018, respectively	113,915	113,915
Additional paid-in capital	493,737	492,273
Retained earnings	543,566	511,409
Accumulated other comprehensive income (loss), net	3,693	(11,341)
Treasury stock (15,414,965 and 15,396,234 shares at June 30, 2019 and December 31, 2018, respectively)	(133,080)	(130,867)
Total shareholders’ equity	1,021,831	975,389
Total liabilities and shareholders’ equity	$8,070,854	$7,828,255

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$73,389	$63,941	$143,810	$122,424
Interest and dividends on investments:
Taxable interest	7,712	8,076	15,876	15,132
Interest exempt from federal income taxes	415	411	833	821
Dividends	495	473	1,032	992
Interest on bank deposits	46	39	100	70
Total interest income	82,057	72,940	161,651	139,439
Interest Expense
Interest on deposits	9,277	5,092	17,452	8,633
Interest on short-term borrowings	3,017	2,489	6,455	4,784
Interest on subordinated debentures	2,343	1,535	4,697	2,362
Interest on other long-term debt	224	75	295	152
Interest on lease obligations	70	74	140	148
Total interest expense	14,931	9,265	29,039	16,079
Net Interest Income	67,126	63,675	132,612	123,360
Provision for credit losses	2,835	1,168	6,930	8,071
Net Interest Income after Provision for Credit Losses	64,291	62,507	125,682	115,289
Noninterest Income
Net securities gains	6	5,262	6	8,102
Trust income	1,970	1,880	3,896	3,808
Service charges on deposit accounts	4,593	4,423	8,838	8,829
Insurance and retail brokerage commissions	2,014	1,820	3,975	3,688
Income from bank owned life insurance	1,442	2,168	2,868	3,662
Gain on sale of mortgage loans	2,074	1,241	3,502	2,725
Gain on sale of other loans and assets	1,777	2,331	2,861	2,905
Card-related interchange income	5,441	5,143	10,171	9,885
Derivatives mark to market	(17)	—	(43)	789
Swap fee income	820	297	1,213	587
Other income	1,786	1,743	3,491	3,371
Total noninterest income	21,906	26,308	40,778	48,351
Noninterest Expense
Salaries and employee benefits	27,311	26,154	54,531	51,027
Net occupancy	4,441	4,222	9,357	8,591
Furniture and equipment	3,824	3,647	7,492	7,187
Data processing	2,619	2,478	5,163	4,911
Advertising and promotion	1,231	1,176	2,471	1,985
Pennsylvania shares tax	1,260	1,247	2,176	2,150
Intangible amortization	745	829	1,499	1,613
Collection and repossession	460	607	1,007	1,430
Other professional fees and services	1,032	1,031	1,786	2,038
FDIC insurance	555	597	1,129	1,373
Loss on sale or write-down of assets	1,181	497	1,246	694
Litigation and operational losses	555	197	956	376
Merger and acquisition related	34	1,273	34	1,610
Other operating	6,981	5,174	13,112	11,017
Total noninterest expense	52,229	49,129	101,959	96,002
Income Before Income Taxes	33,968	39,686	64,501	67,638
Income tax provision	6,688	7,605	12,632	12,287
Net Income	$27,280	$32,081	$51,869	$55,351
Average Shares Outstanding	98,346,674	99,305,009	98,412,492	98,374,244
Average Shares Outstanding Assuming Dilution	98,600,609	99,504,409	98,651,810	98,529,160
Per Share Data:
Basic Earnings per Share	$0.28	$0.32	$0.53	$0.56
Diluted Earnings per Share	$0.28	$0.32	$0.53	$0.56
Cash Dividends Declared per Common Share	$0.10	$0.09	$0.20	$0.17

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net Income	$27,280	$32,081	$51,869	$55,351
Other comprehensive income (loss), before tax (expense) benefit:
Unrealized holding gains (losses) on securities arising during the period	9,873	660	18,903	(3,322)
Less: reclassification adjustment for gains on securities included in net income	(6)	(5,262)	(6)	(8,102)
Unrealized holding gains (losses) on derivatives arising during the period	—	97	133	(33)
Less: reclassification adjustment for losses on derivatives included in net income	—	10	—	10
Total other comprehensive income (loss), before tax (expense) benefit	9,867	(4,495)	19,030	(11,447)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(2,072)	943	(3,996)	2,403
Total other comprehensive income (loss)	7,795	(3,552)	15,034	(9,044)
Comprehensive Income	$35,075	$28,529	$66,903	$46,307

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2018	98,518,668	$113,915	$492,273	$511,409	$(11,341)	$(130,867)	$975,389
Net income				51,869			51,869
Other comprehensive income					15,034		15,034
Cash dividends declared ($0.20 per share)				(19,712)			(19,712)
Treasury stock acquired	(301,752)					(3,960)	(3,960)
Treasury stock reissued	205,021		1,014	—		1,729	2,743
Restricted stock	78,000	—	450	—		18	468
Balance at June 30, 2019	98,499,937	$113,915	$493,737	$543,566	$3,693	$(133,080)	$1,021,831

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2017	97,456,478	$113,915	$470,123	$437,416	$(6,173)	$(127,154)	$888,127
Cumulative effect of adoption of ASU 2018-02				1,344	(1,344)		—
January 1, 2018	97,456,478	113,915	470,123	438,760	(7,517)	(127,154)	888,127
Net income				55,351			55,351
Other comprehensive loss					(9,044)		(9,044)
Cash dividends declared ($0.17 per share)				(16,835)			(16,835)
Treasury stock acquired	(72,645)					(1,084)	(1,084)
Treasury stock reissued	2,908,234		21,579	—		22,447	44,026
Restricted stock	72,500	—	560	—		(316)	244
Balance at June 30, 2018	100,364,567	$113,915	$492,262	$477,276	$(16,561)	$(106,107)	$960,785

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at March 31, 2019	98,625,806	$113,915	$493,664	$526,136	$(4,102)	$(131,594)	$998,019
Net income				27,280			27,280
Other comprehensive income					7,795		7,795
Cash dividends declared ($0.10 per share)				(9,850)			(9,850)
Treasury stock acquired	(142,190)					(1,886)	(1,886)
Treasury stock reissued	16,321		73	—		139	212
Restricted stock	—	—	—	—		261	261
Balance at June 30, 2019	98,499,937	$113,915	$493,737	$543,566	$3,693	$(133,080)	$1,021,831

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at March 31, 2018	97,603,151	$113,915	$471,768	$454,227	$(13,009)	$(127,552)	$899,349
Net income				32,081			32,081
Other comprehensive loss					(3,552)		(3,552)
Cash dividends declared ($0.09 per share)				(9,032)			(9,032)
Treasury stock acquired	(338)		—			(5)	(5)
Treasury stock reissued	2,758,754		20,471	—		21,298	41,769
Restricted stock	3,000	—	23	—		152	175
Balance at June 30, 2018	100,364,567	$113,915	$492,262	$477,276	$(16,561)	$(106,107)	$960,785

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Operating Activities	(dollars in thousands)
Net income	$51,869	$55,351
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,930	8,071
Deferred tax expense	1,112	1,468
Depreciation and amortization	5,087	3,262
Net gains on securities and other assets	(5,288)	(14,192)
Net amortization of premiums and discounts on securities	1,704	1,554
Income from increase in cash surrender value of bank owned life insurance	(2,868)	(2,941)
Increase in interest receivable	(1,963)	(1,150)
Mortgage loans originated for sale	(98,292)	(83,265)
Proceeds from sale of mortgage loans	95,549	93,518
Increase in interest payable	270	383
Increase (decrease) in income taxes payable	1,319	(92)
Distribution from unconsolidated subsidiary	—	9,000
Other	(25,316)	(10,362)
Net cash provided by operating activities	30,113	60,605
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	19,977	23,926
Purchases	(200)	(5,506)
Transactions with securities available for sale:
Proceeds from sales	—	15,939
Proceeds from maturities and redemptions	77,571	78,842
Purchases	(16,401)	(218,885)
Purchases of FHLB stock	(23,256)	(25,110)
Proceeds from the redemption of FHLB stock	25,814	32,881
Proceeds from bank owned life insurance	—	772
Proceeds from sale of loans	22,312	27,985
Proceeds from sale of other assets	3,539	1,434
Acquisition, net of cash acquired	—	507
Net increase in loans	(250,773)	(78,435)
Purchases of premises and equipment and other assets	(8,843)	(4,703)
Net cash used in investing activities	(150,260)	(150,353)
Financing Activities
Net (decrease) increase in federal funds purchased	(11,000)	16,000
Net decrease in other short-term borrowings	(155,743)	(178,279)
Net increase in deposits	258,198	191,782
Repayments of other long-term debt	(315)	(23,290)
Repayments of capital lease obligation	(199)	(185)
Proceeds from issuance of other long-term debt	50,000	98,120
Dividends paid	(19,712)	(16,835)
Proceeds from reissuance of treasury stock	211	208
Purchase of treasury stock	(3,960)	(1,084)
Net cash provided by financing activities	117,480	86,437
Net decrease in cash and cash equivalents	(2,667)	(3,311)
Cash and cash equivalents at January 1	98,947	107,292
Cash and cash equivalents at June 30	$96,280	$103,981

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
The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year of 2019. These interim financial statements should be read in conjunction with First Commonwealth’s 2018 Annual Report on Form 10-K.
Adoption of New Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Additionally, the FASB issued ASU No. 2018-01, "Leases (Topic 842)" in January 2018, ASU No. 2018-11, "Leases - Targeted Improvements" in July 2018 and ASU 2018-20, "Leases - Narrow-Scope Improvements for Lessors" in December 2018. These ASU's provide certain improvements and optional practical expedients to Topic 842. First Commonwealth adopted this guidance on January 1, 2019. Under this new guidance, all entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. First Commonwealth has elected the transition option provided in ASU No. 2018-11, which provides for the modified retrospective approach to be applied on January 1, 2019. Upon adoption of this standard on January 1, 2019, we recognized right-of-use ("ROU") assets and related lease liabilities totaling $38.5 million and $41.8 million, respectively. Additionally, during the first quarter of 2019, we recognized an additional right-of-use asset and related lease liability totaling $10.0 million in connection with the relocation of leased space that includes a corporate loan production office and some administrative offices. We have elected to apply certain practical expedients provided under the standard including (i) to not apply the requirements in the new standard to short-term leases (ii) to not reassess the lease classification for any expired or existing lease (iii) to account for lease and non-lease components separately (iv) to not reassess initial direct costs for any existing leases. The initial impact of this standard primarily relates to operating leases of certain real estate properties. First Commonwealth has no material leasing arrangements for which it is the lessor of property or equipment.
Note 2 Acquisition

Santander Branch Acquisition
On April 22, 2019, the Company announced that its banking subsidiary, First Commonwealth Bank, has signed a definitive agreement with Santander Bank N.A. to acquire 14 branches located in State College, Lock Haven, Williamsport and Lewisburg, Pennsylvania, with approximately $525 million in deposits and $120 million of retail and business loans at the time of the announcement. The transaction has received all necessary regulatory approvals and is expected to close in the third quarter of 2019.
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
The table below summarizes the final purchase price allocation and the net assets acquired (at fair value) and consideration transferred in connection with the Garfield acquisition (dollars in thousands):

Consideration Paid
Cash paid to shareholders	$17,400
Shares issued to shareholders (2,745,098 shares)	41,561
Total consideration paid		$58,961

Fair Value of Assets Acquired
Cash and cash equivalents	18,105
FHLB Stock	3,261
Loans	184,506
Premises and other equipment	409
Intangible assets	1,248
Other assets	1,747
Total assets acquired	209,276

Fair Value of Liabilities Assumed
Deposits	141,281
FHLB borrowings	22,988
Other liabilities	5,068
Total liabilities assumed	169,337

Total Fair Value of Identifiable Net Assets		39,939

Goodwill		$19,022

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 Supplemental Comprehensive Income Disclosures
The following table identifies the related tax effects allocated to each component of other comprehensive income (“OCI”) in the Consolidated Statements of Comprehensive Income. Reclassification adjustments related to securities available for sale are included in the "Net securities gains" line and reclassification adjustments related to losses on derivatives are included in the "Other operating" line in the Consolidated Statements of Income.

	For the Six Months Ended June 30,
	2019			2018
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$18,903	$(3,969)	$14,934	$(3,322)	$698	$(2,624)
Reclassification adjustment for gains on securities included in net income	(6)	1	(5)	(8,102)	1,701	(6,401)
Total unrealized gains (losses) on securities	18,897	(3,968)	14,929	(11,424)	2,399	(9,025)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	133	(28)	105	(33)	7	(26)
Reclassification adjustment for losses on derivatives included in net income	—	—	—	10	(3)	7
Total unrealized gains (losses) on derivatives	133	(28)	105	(23)	4	(19)
Total other comprehensive income (loss)	$19,030	$(3,996)	$15,034	$(11,447)	$2,403	$(9,044)

	For the Three Months Ended June 30,
	2019			2018
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains on securities arising during the period	$9,873	$(2,073)	$7,800	$660	$(139)	$521
Reclassification adjustment for gains on securities included in net income	(6)	1	(5)	(5,262)	1,105	(4,157)
Total unrealized gains (losses) on securities	9,867	(2,072)	7,795	(4,602)	966	(3,636)
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	—	—	—	97	(20)	77
Reclassification adjustment for losses on derivatives included in net income	—	—	—	10	(3)	7
Total unrealized gains on derivatives	—	—	—	107	(23)	84
Total other comprehensive income (loss)	$9,867	$(2,072)	$7,795	$(4,495)	$943	$(3,552)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the six months ended June 30:

	2019				2018
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(11,697)	$461	$(105)	$(11,341)	$(6,166)	$299	$(306)	$(6,173)
Cumulative effect of adoption of ASU 2018-02	—	—	—	—	(1,344)	—	—	(1,344)
Balance at January 1	(11,697)	461	(105)	(11,341)	(7,510)	299	(306)	(7,517)
Other comprehensive income (loss) before reclassification adjustment	14,934	—	105	15,039	(2,624)	—	(26)	(2,650)
Amounts reclassified from accumulated other comprehensive (loss) income	(5)	—	—	(5)	(6,401)	—	7	(6,394)
Net other comprehensive income (loss) during the period	14,929	—	105	15,034	(9,025)	—	(19)	(9,044)
Balance at June 30	$3,232	$461	$—	$3,693	$(16,535)	$299	$(325)	$(16,561)

The following table details the change in components of OCI for the three months ended June 30:

	2019				2018
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at March 31	$(4,563)	$461	$—	$(4,102)	$(12,899)	$299	$(409)	$(13,009)
Other comprehensive income before reclassification adjustment	7,800	—	—	7,800	521	—	77	598
Amounts reclassified from accumulated other comprehensive (loss) income	(5)	—	—	(5)	(4,157)	—	7	(4,150)
Net other comprehensive income (loss) during the period	7,795	—	—	7,795	(3,636)	—	84	(3,552)
Balance at June 30	$3,232	$461	$—	$3,693	$(16,535)	$299	$(325)	$(16,561)

Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the six months ended June 30:

	2019	2018
	(dollars in thousands)
Cash paid during the period for:
Interest	$28,895	$15,856
Income taxes	10,241	11,000
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	1,776	2,532
Loans transferred from held to maturity to held for sale	16,823	25,397
Gross increase (decrease) in market value adjustment to securities available for sale	18,897	(11,424)
Gross increase (decrease) in market value adjustment to derivatives	133	(23)
Noncash treasury stock reissuance	2,531	2,257
Net assets acquired through acquisition	—	21,826
Proceeds from death benefit on bank-owned life insurance not received	—	1,312

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average common shares issued	113,914,902	113,914,902	113,914,902	113,914,902
Average treasury stock shares	(15,398,192)	(14,460,352)	(15,345,018)	(15,409,475)
Average deferred compensation shares	(37,411)	(37,411)	(37,411)	(37,411)
Average unearned nonvested shares	(132,625)	(112,130)	(119,981)	(93,772)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	98,346,674	99,305,009	98,412,492	98,374,244
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	216,524	161,989	201,907	117,505
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	37,411	37,411	37,411	37,411
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	98,600,609	99,504,409	98,651,810	98,529,160
Basic Earnings per Share	$0.28	$0.32	$0.53	$0.56
Diluted Earnings per Share	$0.28	$0.32	$0.53	$0.56

The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the six months ended June 30 because to do so would have been antidilutive.

	2019			2018
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	106,631	$10.02	$14.49	55,607	$13.96	$14.49
Restricted Stock Units	21,888	$16.62	$16.62	61,065	$14.17	$15.83

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
The following table identifies the notional amount of those instruments at:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,901,550	$1,883,914
Financial standby letters of credit	18,412	18,298
Performance standby letters of credit	30,026	22,027
Commercial letters of credit	887	887

The notional amounts outstanding as of June 30, 2019 include amounts issued in 2019 of $9.8 million in performance standby letters of credit and $0.7 million in financial standby letters of credit. There were no commercial letters of credit issued in 2019.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A liability of $0.2 million has been recorded as of both June 30, 2019 and December 31, 2018, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $5.3 million and $5.0 million as of June 30, 2019 and December 31, 2018, respectively. This liability is reflected in "Other liabilities" in the Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2019, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$8,373	$580	$—	$8,953	$9,011	$479	$(84)	$9,406
Mortgage-Backed Securities – Commercial	168,626	2,121	(202)	170,545	169,633	214	(2,103)	167,744
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	625,242	4,248	(3,911)	625,579	686,906	1,846	(15,391)	673,361
Other Government-Sponsored Enterprises	10,000	3	—	10,003	10,000	12	—	10,012
Obligations of States and Political Subdivisions	26,663	226	—	26,889	27,592	126	(6)	27,712
Corporate Securities	22,908	1,026	—	23,934	20,912	321	(221)	21,012
Total Securities Available for Sale	$861,812	$8,204	$(4,113)	$865,903	$924,054	$2,998	$(17,805)	$909,247

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
The amortized cost and estimated fair value of debt securities available for sale at June 30, 2019, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$630	$631
Due after 1 but within 5 years	32,735	33,334
Due after 5 but within 10 years	26,206	26,861
Due after 10 years	—	—
	59,571	60,826
Mortgage-Backed Securities (a)	802,241	805,077
Total Debt Securities	$861,812	$865,903

(a)
Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $177.0 million and a fair value of $179.5 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $625.2 million and a fair value of $625.6 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the six months ended June 30:

	2019	2018
	(dollars in thousands)
Proceeds from sales	$—	$15,939
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$4,719
Gross losses	—	—
	—	4,719
Maturities
Gross gains	6	3,383
Gross losses	—	—
	6	3,383
Net gains and impairment	$6	$8,102

Gross gains from maturities recognized in 2019 were the result of a municipal security call. Gross gains from sales transactions of $4.7 million recognized in 2018 were the result of the sale of the remaining pool trust preferred security portfolio. Gross gains from maturities of $3.4 million recognized in 2018 were the result of successful auction calls on PreSTL XIV and PreSTL IX, two of our pooled trust preferred securities.
Securities available for sale with an estimated fair value of $589.4 million and $636.3 million were pledged as of June 30, 2019 and December 31, 2018, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,578	$37	$—	$3,615	$3,635	$—	$(97)	$3,538
Mortgage-Backed Securities- Commercial	54,618	—	(523)	54,095	55,221	—	(2,327)	52,894
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	259,748	684	(1,012)	259,420	279,109	212	(7,254)	272,067
Mortgage-Backed Securities – Commercial	12,633	108	—	12,741	13,159	—	(258)	12,901
Obligations of States and Political Subdivisions	42,276	589	(1)	42,864	42,331	175	(313)	42,193
Debt Securities Issued by Foreign Governments	600	—	—	600	400	—	—	400
Total Securities Held to Maturity	$373,453	$1,418	$(1,536)	$373,335	$393,855	$387	$(10,249)	$383,993

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$515	$515
Due after 1 but within 5 years	8,103	8,170
Due after 5 but within 10 years	34,258	34,779
Due after 10 years	—	—
	42,876	43,464
Mortgage-Backed Securities (a)	330,577	329,871
Total Debt Securities	$373,453	$373,335

(a)
Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $58.2 million and a fair value of $57.7 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $272.4 million and a fair value of $272.2 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Securities held to maturity with an amortized cost of $333.6 million and $250.3 million were pledged as of June 30, 2019 and December 31, 2018, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit-related other-than-temporary impairment on debt securities is recognized in earnings, while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the six months ended June 30, 2019 and 2018, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at June 30, 2019 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Commercial	$—	$—	$77,946	$(725)	$77,946	$(725)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	31,906	(18)	468,157	(4,905)	500,063	(4,923)
Obligations of States and Political Subdivisions	—	—	514	(1)	514	(1)
Total Securities	$31,906	$(18)	$546,617	$(5,631)	$578,523	$(5,649)

At June 30, 2019, fixed income securities issued by U.S. Government-sponsored enterprises and U.S. Government agencies comprised 87% and 13%, respectively, of total unrealized losses due to changes in market interest rates. At June 30, 2019, there are 57 debt securities in an unrealized loss position.

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

As of June 30, 2019, our corporate securities had an amortized cost and an estimated fair value of $22.9 million and $23.9 million, respectively. As of December 31, 2018, our corporate securities had an amortized cost and estimated fair value of $20.9 million and $21.0 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were no corporate securities in an unrealized loss position as of June 30, 2019 and 4 corporate securities in an unrealized loss position as of December 31, 2018. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
During 2018, all of our pooled trust preferred collateralized debt obligations were liquidated either through a successful auction call or sale. Other-than-temporary impairment charges were recognized on the pooled trust preferred securities in 2008, 2009 and 2010. The following table provides a cumulative roll forward of credit losses recognized in earnings for the trust preferred securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Balance, beginning (a)	$—	$9,759	$—	$12,208
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	—	(76)	—	(223)
Reduction for debt securities sold during the period	—	(9,164)	—	(9,164)
Reduction for debt securities called during the period	—	(519)	—	(2,821)
Balance, ending	$—	$—	$—	$—

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2019 and December 31,

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2018, our FHLB stock totaled $27.9 million and $30.5 million, respectively, and is included in “Other investments” on the Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and six months ended June 30, 2019.
As of both June 30, 2019 and December 31, 2018, "Other investments" also includes $1.7 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the six-months ended June 30, 2019 and 2018, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
Note 9 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	June 30, 2019			December 31, 2018
	Originated	Acquired	Total	Originated	Acquired	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,201,705	$34,719	$1,236,424	$1,100,947	$37,526	$1,138,473
Real estate construction	435,385	6,469	441,854	353,008	5,970	358,978
Residential real estate	1,350,765	228,676	1,579,441	1,313,645	248,760	1,562,405
Commercial real estate	1,939,608	178,974	2,118,582	1,922,349	201,195	2,123,544
Loans to individuals	622,936	3,822	626,758	585,347	5,392	590,739
Total loans	$5,550,399	$452,660	$6,003,059	$5,275,296	$498,843	$5,774,139

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
The following tables represent our credit risk profile by creditworthiness:

	June 30, 2019
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,154,497	$435,356	$1,340,786	$1,893,994	$622,677	$5,447,310
Non-Pass
OAEM	40,460	29	684	22,850	—	64,023
Substandard	6,748	—	9,295	22,764	259	39,066
Doubtful	—	—	—	—	—	—
Total Non-Pass	47,208	29	9,979	45,614	259	103,089
Total	$1,201,705	$435,385	$1,350,765	$1,939,608	$622,936	$5,550,399

Acquired loans
Pass	$29,199	$5,864	$226,003	$172,898	$3,809	$437,773
Non-Pass
OAEM	762	605	647	1,964	—	3,978
Substandard	4,758	—	2,026	4,112	13	10,909
Doubtful	—	—	—	—	—	—
Total Non-Pass	5,520	605	2,673	6,076	13	14,887
Total	$34,719	$6,469	$228,676	$178,974	$3,822	$452,660

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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of June 30, 2019. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of June 30, 2019 and December 31, 2018. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	June 30, 2019
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated loans
Commercial, financial, agricultural and other	$485	$39	$79	$5,555	$6,158	$1,195,547	$1,201,705
Real estate construction	—	—	—	—	—	435,385	435,385
Residential real estate	2,874	1,077	1,590	5,701	11,242	1,339,523	1,350,765
Commercial real estate	734	717	191	8,141	9,783	1,929,825	1,939,608
Loans to individuals	2,657	880	631	259	4,427	618,509	622,936
Total	$6,750	$2,713	$2,491	$19,656	$31,610	$5,518,789	$5,550,399

Acquired loans
Commercial, financial, agricultural and other	$—	$—	$—	$4,718	$4,718	$30,001	$34,719
Real estate construction	—	—	—	—	—	6,469	6,469
Residential real estate	295	59	143	1,782	2,279	226,397	228,676
Commercial real estate	133	46	—	410	589	178,385	178,974
Loans to individuals	28	6	22	13	69	3,753	3,822
Total	$456	$111	$165	$6,923	$7,655	$445,005	$452,660

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
At June 30, 2019 and December 31, 2018, there were no impaired loans held for sale. During the six months ended, June 30, 2019, there were $0.4 million gains recognized on the sale of an impaired commercial real estate loan. There were gains of $1.2 million recognized on the sale of an impaired commercial, financial, agricultural and other relationship during the six months ended June 30, 2018.
The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of June 30, 2019 and December 31, 2018. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	June 30, 2019			December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Originated loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$2,767	$7,828		$8,735	$16,442
Real estate construction	—	—		—	—
Residential real estate	10,092	11,735		10,726	12,571
Commercial real estate	3,042	3,265		3,599	3,812
Loans to individuals	361	550		281	408
Subtotal	16,262	23,378		23,341	33,233
With an allowance recorded:
Commercial, financial, agricultural and other	4,195	5,886	$1,330	3,042	3,181	$797
Real estate construction	—	—	—	—	—	—
Residential real estate	761	760	87	486	495	107
Commercial real estate	7,256	7,347	1,088	1,866	1,878	596
Loans to individuals	—	—	—	—	—	—
Subtotal	12,212	13,993	2,505	5,394	5,554	1,500
Total	$28,474	$37,371	$2,505	$28,735	$38,787	$1,500

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2019			December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Acquired loans
With no related allowance recorded:
Commercial, financial, agricultural and other	$4,718	$4,718		$73	$73
Real estate construction	—	—		—	—
Residential real estate	1,939	2,391		2,031	2,604
Commercial real estate	251	276		1,042	2,052
Loans to individuals	13	15		15	17
Subtotal	6,921	7,400		3,161	4,746
With an allowance recorded:
Commercial, financial, agricultural and other	—	—	$—	131	131	$131
Real estate construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Commercial real estate	159	172	25	—	—	—
Loans to individuals	—	—	—	—	—	—
Subtotal	159	172	25	131	131	131
Total	$7,080	$7,572	$25	$3,292	$4,877	$131

	For the Six Months Ended June 30,
	2019				2018
	Originated Loans		Acquired Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$2,216	$7	$1,035	$—	$8,034	$528	$355	$—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	10,577	186	1,975	5	10,316	125	1,366	1
Commercial real estate	3,256	101	620	18	6,076	54	1,359	—
Loans to individuals	340	7	14	—	322	4	17	—
Subtotal	16,389	301	3,644	23	24,748	711	3,097	1
With an allowance recorded:
Commercial, financial, agricultural and other	3,784	30	—	—	19,694	52	—	—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	571	12	—	—	845	9	32	—
Commercial real estate	5,550	2	162	—	2,477	35	—	—
Loans to individuals	—	—	—	—	—	—	—	—
Subtotal	9,905	44	162	—	23,016	96	32	—
Total	$26,294	$345	$3,806	$23	$47,764	$807	$3,129	$1

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2019				2018
	Originated Loans		Acquired Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$2,268	$5	$1,630	$—	$6,793	$481	$299	$—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	10,242	115	1,969	4	10,334	64	1,962	1
Commercial real estate	3,034	65	423	17	6,086	23	1,692	—
Loans to individuals	357	5	14	—	292	3	16	—
Subtotal	15,901	190	4,036	21	23,505	571	3,969	1
With an allowance recorded:
Commercial, financial, agricultural and other	3,957	16	—	—	22,812	23	—	—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	653	7	—	—	880	5	65	—
Commercial real estate	7,304	1	161	—	3,551	34	—	—
Loans to individuals	—	—	—	—	—	—	—	—
Subtotal	11,914	24	161	—	27,243	62	65	—
Total	$27,815	$214	$4,197	$21	$50,748	$633	$4,034	$1
Unfunded commitments related to nonperforming loans were $0.3 million at June 30, 2019 and $1.6 million at December 31, 2018. After consideration of the requirements to draw and available collateral related to these commitments, a reserve of $12 thousand was established for these off balance sheet exposures at both June 30, 2019 and December 31, 2018.
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$8,975	$8,757
Nonaccrual status	10,914	11,761
Total	$19,889	$20,518
Commitments
Letters of credit	$60	$60
Unused lines of credit	148	1,027
Total	$208	$1,087

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Six Months Ended June 30, 2019
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$—	$61	$61	$62	$—
Real estate construction	—	—	—	—	—	—	—
Residential real estate	11	17	117	788	922	897	37
Commercial real estate	3	—	—	6,119	6,119	5,854	969
Loans to individuals	5	—	—	62	62	56	—
Total	20	$17	$117	$7,030	$7,164	$6,869	$1,006

	For the Six Months Ended June 30, 2018
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	8	$4,710	$—	$11,679	$16,389	$11,972	$4,095
Residential real estate	17	20	75	729	824	779	—
Commercial real estate	3	3,017	—	966	3,983	3,870	206
Loans to individuals	7	—	52	26	78	69	—
Total	35	$7,747	$127	$13,400	$21,274	$16,690	$4,301

The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For both the six months ended June 30, 2019 and 2018, $0.1 million of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2019 and 2018 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three Months Ended June 30, 2019
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	—	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—	—
Residential real estate	5	—	68	273	341	337	—
Commercial real estate	2	—	—	5,878	5,878	5,613	969
Loans to individuals	3	—	—	14	14	14	—
Total	10	$—	$68	$6,165	$6,233	$5,964	$969

	For the Three Months Ended, June 30, 2018
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	7	$—	$—	$11,679	$11,679	$11,591	$3,714
Residential real estate	6	—	—	383	383	381	—
Commercial real estate	2	—	—	966	966	960	—
Loans to individuals	4	—	24	14	38	35	—
Total	19	$—	$24	$13,042	$13,066	$12,967	$3,714
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the three months ended June 30, 2019 and 2018, $68 thousand and $24 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2019 and 2018 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the six months ended June 30:

	2019		2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial, financial, agricultural and other	—	$—	1	$302
Residential real estate	1	22	—	—
Loans to individuals	1	10	—	—
Total	2	$32	1	$302

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the three months ended June 30:

	2019		2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	1	$22	—	$—
Total	1	$22	—	$—

The following tables provide detail related to the allowance for credit losses:

	For the Six Months Ended June 30, 2019
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$19,235	$2,002	$3,934	$18,382	$4,033	$47,586
Charge-offs	(842)	—	(234)	(299)	(2,478)	(3,853)
Recoveries	139	84	184	79	257	743
Provision (credit)	2,146	405	249	1,125	2,595	6,520
Ending balance	20,678	2,491	4,133	19,287	4,407	50,996
Acquired loans:
Beginning balance	139	—	35	4	—	178
Charge-offs	(552)	—	(46)	—	(6)	(604)
Recoveries	32	—	35	—	14	81
Provision (credit)	396	—	1	21	(8)	410
Ending balance	15	—	25	25	—	65
Total ending balance	$20,693	$2,491	$4,158	$19,312	$4,407	$51,061
Ending balance: individually evaluated for impairment	$1,330	$—	$87	$1,113	$—	$2,530
Ending balance: collectively evaluated for impairment	19,363	2,491	4,071	18,199	4,407	48,531
Loans:
Ending balance	1,236,424	441,854	1,579,441	2,118,582	626,758	6,003,059
Ending balance: individually evaluated for impairment	11,206	—	4,065	10,216	—	25,487
Ending balance: collectively evaluated for impairment	1,225,218	441,854	1,575,376	2,108,366	626,758	5,977,572

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2018
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$23,418	$1,349	$2,753	$17,328	$3,404	$48,252
Charge-offs	(861)	—	(681)	(2,411)	(2,245)	(6,198)
Recoveries	618	1	196	87	307	1,209
Provision (credit)	1,907	(88)	1,288	2,727	2,061	7,895
Ending balance	25,082	1,262	3,556	17,731	3,527	51,158
Acquired loans:
Beginning balance	11	—	6	29	—	46
Charge-offs	(93)	—	(48)	—	(11)	(152)
Recoveries	18	6	50	—	12	86
Provision (credit)	87	(6)	119	(23)	(1)	176
Ending balance	23	—	127	6	—	156
Total ending balance	$25,105	$1,262	$3,683	$17,737	$3,527	$51,314
Ending balance: individually evaluated for impairment	$6,597	$—	$342	$662	$—	$7,601
Ending balance: collectively evaluated for impairment	18,508	1,262	3,341	17,075	3,527	43,713
Loans:
Ending balance	1,130,638	259,825	1,518,850	2,172,615	558,178	5,640,106
Ending balance: individually evaluated for impairment	21,087	—	5,175	9,037	—	35,299
Ending balance: collectively evaluated for impairment	1,109,551	259,825	1,513,675	2,163,578	558,178	5,604,807

	For the Three Months Ended June 30, 2019
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$19,815	$2,254	$4,150	$19,218	$4,163	$49,600
Charge-offs	(359)	—	(98)	—	(1,368)	(1,825)
Recoveries	63	42	103	38	143	389
Provision (credit)	1,159	195	(22)	31	1,469	2,832
Ending balance	20,678	2,491	4,133	19,287	4,407	50,996
Acquired loans:
Beginning balance	18	—	35	—	—	53
Charge-offs	(26)	—	(1)	—	(1)	(28)
Recoveries	21	—	11	—	5	37
Provision (credit)	2	—	(20)	25	(4)	3
Ending balance	15	—	25	25	—	65
Total ending balance	$20,693	$2,491	$4,158	$19,312	$4,407	$51,061

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended, June 30, 2018
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

Note 10 Leases
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
The following table represents the Consolidated Statements of Condition classification of the Company’s ROU assets and lease liabilities, lease costs and other lease information as of and for the six months ended June 30, 2019 (dollars in thousands).

Balance sheet:
Operating lease asset classified as premises and equipment	$47,639
Operating lease liability classified as other liabilities	51,663
Income statement:
Operating lease cost classified as occupancy and equipment expense for the six months ended June 30, 2019	$2,684
Operating lease cost classified as occupancy and equipment expense for the three months ended June 30, 2019	1,347
Weighted average lease term, in years	16.10
Weighted average discount rate	3.48%
Operating cash flows	$1,136

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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2019 were as follows (dollars in thousands):

For the twelve months ended:
June 30, 2020	$4,657
June 30, 2021	4,603
June 30, 2022	4,545
June 30, 2023	4,482
June 30, 2024	4,387
Thereafter	46,193
Total future minimum lease payments	68,867
Less remaining imputed interest	17,204
Present value of future minimum lease payments	$51,663

Note 11 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”, at June 30, 2019 and December 31, 2018, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
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
In accordance with ASU No. 2011-4, "Fair Value Measurements (Topic 820)," the following table provides information related to quantitative inputs and assumptions used in June 30, 2019 Level 3 fair value measurements.

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
Other Investments	$1,670		CarryingValue	N/A	N/A
Impaired Loans	979	(a)	Reserve study	Discount rate	10.00%
				Gas per MMBTU	$2.61 - $3.49 (b)
				Oil per BBL/d	$47.09 - $53.14 (b)
	2,518	(a)	Discounted Cash Flow	Discount Rate	3.84% - 9.50%
Limited Partnership Investments	3,312		Par Value	N/A	N/A

(a)	The remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(b)	Unobservable inputs are defined as follows: MMBTU - million British thermal units; BBL/d - barrels per day.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$8,953	$—	$8,953
Mortgage-Backed Securities - Commercial	—	170,545	—	170,545
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	625,579	—	625,579
Other Government-Sponsored Enterprises	—	10,003	—	10,003
Obligations of States and Political Subdivisions	—	26,889	—	26,889
Corporate Securities	—	23,934	—	23,934
Total Securities Available for Sale	—	865,903	—	865,903
Other Investments	—	27,898	1,670	29,568
Loans Held for Sale	—	16,036	—	16,036
Other Assets(a)	—	19,529	3,312	22,841
Total Assets	$—	$929,366	$4,982	$934,348
Other Liabilities(a)	$—	$19,841	$—	$19,841
Total Liabilities	$—	$19,841	$—	$19,841

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$9,406	$—	$9,406
Mortgage-Backed Securities - Commercial	—	167,744	—	167,744
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	673,361	—	673,361
Other Government-Sponsored Enterprises	—	10,012	—	10,012
Obligations of States and Political Subdivisions	—	27,712	—	27,712
Corporate Securities	—	21,012	—	21,012
Total Securities Available for Sale	—	909,247	—	909,247
Other Investments	—	30,456	1,670	32,126
Loans Held for Sale	—	11,881	—	11,881
Other Assets(a)	—	1,769	2,696	4,465
Total Assets	$—	$953,353	$4,366	$957,719
Other Liabilities(a)	$—	$2,081	$—	$2,081
Total Liabilities	$—	$2,081	$—	$2,081

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the six months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2019
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,670	$2,696	$4,366
Total gains or losses
Included in earnings	—	(47)	(47)
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	663	663
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,670	$3,312	$4,982

	2018
	Pooled Trust Preferred Collateralized Debt Obligations	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$23,646	$1,670	$2,143	$27,459
Total gains or losses
Included in earnings	8,102	—	—	8,102
Included in other comprehensive income	(118)	—	—	(118)
Purchases, issuances, sales and settlements
Purchases	—	—	154	154
Issuances	—	—	—	—
Sales	(12,289)	—	—	(12,289)
Settlements	(19,341)	—	—	(19,341)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of period	$—	$1,670	$2,297	$3,967

During the six months ended June 30, 2019 and 2018, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2019 and 2018.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

2019
	Other Investments	Other Assets	Total
(dollars in thousands)
Balance, beginning of period	$1,670	$3,200	$4,870
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	112	112
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,670	$3,312	$4,982

	2018
	Pooled Trust Preferred Collateralized Debt Obligations	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$14,132	$1,670	$2,292	$18,094
Total gains or losses
Included in earnings	5,262	—	—	5,262
Included in other comprehensive income	(4,647)	—	—	(4,647)
Purchases, issuances, sales and settlements
Purchases	—	—	5	5
Issuances	—	—	—	—
Sales	(12,289)	—	—	(12,289)
Settlements	(2,458)	—	—	(2,458)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of period	$—	$1,670	$2,297	$3,967
During the three months ended June 30, 2019 and 2018, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2019 and 2018.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$19,451	$13,573	$33,024
Other real estate owned	—	2,128	—	2,128
Total Assets	$—	$21,579	$13,573	$35,152

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$15,076	$15,320	$30,396
Other real estate owned	—	4,035	—	4,035
Total Assets	$—	$19,111	$15,320	$34,431

The following gains(losses) were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Impaired loans	$(497)	$992	$(1,460)	$(6,544)
Other real estate owned	(532)	(437)	(541)	(437)
Total losses	$(1,029)	$555	$(2,001)	$(6,981)

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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned, determined using an internal valuation, is classified as Level 3. OREO has a current carrying value of $1.9 million as of June 30, 2019 and consists primarily of residential and commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 14, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2019.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.2 million at both June 30, 2019 and December 31, 2018, respectively. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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
The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	June 30, 2019
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$95,047	$95,047	$95,047	$—	$—
Interest-bearing deposits	1,233	1,233	1,233	—	—
Securities available for sale	865,903	865,903	—	865,903	—
Securities held to maturity	373,453	373,335	—	373,335	—
Other investments	29,568	29,568	—	27,898	1,670
Loans held for sale	16,036	16,036	—	16,036	—
Loans	6,003,059	6,109,530	—	19,451	6,090,079
Financial liabilities
Deposits	6,155,965	6,158,427	—	6,158,427	—
Short-term borrowings	555,080	555,081	—	555,081	—
Subordinated debt	170,369	169,549	—	—	169,549
Long-term debt	57,236	57,863	—	57,863	—
Capital lease obligation	7,018	7,018	—	7,018	—

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

Note 13 Derivatives
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
We have 35 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have 11 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Designated as Hedging Instruments
In 2015, the Company entered into an interest rate swap contract that was designated as a cash flow hedge. This contract, which had a notional amount of $65.0 million, matured on March 4, 2019. The periodic net settlement of interest rate swaps was recorded as an adjustment to "Interest and fees on loans" in the Consolidated Statements of Income. For the six months ended June 30, 2019 there was a $0.1 million negative impact on net interest income as a result of these interest rate swaps.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Consolidated Statements of Income. The impact to noninterest income for the three and six months ended June 30, 2019 was an increase of $0.1 million and $0.5 million, respectively.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At June 30, 2019, the underlying funded mortgage loan commitments had a carrying value of $17.8 million and a fair value of $19.2 million, while the underlying unfunded mortgage loan commitments had a notional amount of $28.0 million. At December 31, 2018, the underlying funded mortgage loan commitments had a carrying value of $6.9 million and a fair value of $7.6 million, while the underlying unfunded mortgage loan commitments had a notional amount of $9.9 million. The interest rate lock commitments decreased other noninterest income by $0.1 million for the six months ended June 30, 2019.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Consolidated Statements of Income. The impact on other noninterest expense for the six months ended June 30, 2019 totaled $1 thousand and a decrease in other noninterest expense of $1 thousand for the three months ended June 30, 2019. At June 30, 2019 and December 31, 2018, the underlying loans had a carrying value of $4.6 million and $1.9 million, respectively, and a fair value of $4.6 million and $1.9 million, respectively.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(46)	$(3)
Notional amount:
Interest rate derivatives	451,566	411,645
Interest rate caps	35,944	36,111
Interest rate collars	35,354	—
Risk participation agreements	177,609	162,139
Sold credit protection on risk participation agreements	(63,126)	(59,315)
Interest rate options	28,049	9,900
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	—	(133)
Notional amount	—	65,000
Interest rate forwards:
Fair value adjustment	(249)	(170)
Notional amount	33,000	15,000
Foreign exchange forwards:
Fair value adjustment	(16)	(6)
Notional amount	4,601	1,927

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in "Other income" on the Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Non-hedging interest rate derivatives
Increase in other income	$35	$—	$453	$789
Decrease in other expense	—	(653)	—	(653)
Hedging interest rate derivatives
Decrease in interest and fees on loans	—	(150)	(118)	(231)
Increase in other expense	—	10	7	10
Hedging interest rate forwards
Decrease in other income	(15)	—	(79)	—
Increase (decrease) in other expense	—	33	—	(29)
Hedging foreign exchange forwards
(Decrease) increase in other expense	(1)	11	1	8

The fair value of our derivatives is included in a table in Note 12, “Fair Values of Assets and Liabilities,” in the line items
“Other assets” and “Other liabilities.”
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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of June 30, 2019 and December 31, 2018 was $274.2 million. No impairment charges on goodwill or other intangible assets were incurred in 2019 or 2018.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of June 30, 2019, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Note 15 Subordinated Debentures
Subordinated debentures outstanding are as follows:

		June 30, 2019		December 31, 2018
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	$49,176	4.875% until June 1, 2023, then LIBOR + 1.845%	$49,131	4.875% until June 1, 2023, then LIBOR + 1.845%
First Commonwealth Bank	2033	$49,026	5.50% until June 1, 2028, then LIBOR + 2.37%	$48,990	5.50% until June 1, 2028, then LIBOR + 2.37%
First Commonwealth Capital Trust II	2034	$30,929	LIBOR + 2.85%	$30,929	LIBOR + 2.85%
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85%	41,238	LIBOR + 2.85%
Total		$170,369		$170,288

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
Note 16 Revenue Recognition

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

The Company also evaluated whether it has any significant contract balances. A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration resulting in a contract receivable or before payment is due resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the Company has already received payment from the customer. First Commonwealth’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as trust income which is based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $1.6 million and $1.1 million in commission expense as of June 30, 2019 and 2018, respectively.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$1,970	$1,880	$3,896	$3,808
Service charges on deposit accounts	4,593	4,423	8,838	8,829
Insurance and retail brokerage commissions	2,014	1,820	3,975	3,688
Card-related interchange income	5,441	5,143	10,171	9,885
Gain on sale of other loans and assets	422	184	680	391
Other income	990	980	1,853	1,872
Noninterest Income (in-scope of Topic 606)	15,430	14,430	29,413	28,473
Noninterest Income (out-of-scope of Topic 606)	6,476	11,878	11,365	19,878
Total Noninterest Income	$21,906	$26,308	$40,778	$48,351

Note 17 New Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The Current Expected Credit Loss ("CECL") methodology requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The standard is effective for the Company as of January 1, 2020. We have established a CECL implementation team, which includes members from the finance and credit areas, with oversight by the Chief Executive Officer, Chief Financial Officer and Chief Credit Officer. During the third quarter of 2018, Management completed the implementation of third party software to assist with this ASU. In the fourth quarter of 2018, a third party was engaged to assist with evaluation of data and methodologies related to this standard. Management continued its implementation plan during the second quarter of 2019 with primary emphasis on finalizing the methodologies that will be used, challenging model assumptions and evaluating qualitative components. Management anticipates performing parallel runs during the third quarter as processes and controls are finalized. Management is currently evaluating the impact of the amended guidance on First Commonwealth’s financial condition or results of operations.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and six months ended June 30, 2019 and 2018, and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 51 and 57 for the six and three months ended June 30, 2019 and 2018, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)
Net Income	$27,280	$32,081	$51,869	$55,351
Per Share Data:
Basic Earnings per Share	$0.28	$0.32	$0.53	$0.56
Diluted Earnings per Share	0.28	0.32	0.53	0.56
Cash Dividends Declared per Common Share	0.10	0.09	0.20	0.17
Average Balance:
Total assets	$7,986,474	$7,520,085	$7,932,988	$7,410,840
Total equity	1,009,424	936,593	998,192	914,727
End of Period Balance:
Net loans (1)			$5,968,034	$5,595,830
Total assets			8,070,854	7,648,755
Total deposits			6,155,965	5,913,574
Total equity			1,021,831	960,785
Key Ratios:
Return on average assets	1.37%	1.71%	1.32%	1.51%
Return on average equity	10.84%	13.74%	10.48%	12.20%
Dividends payout ratio	35.71%	28.13%	37.74%	30.36%
Average equity to average assets ratio	12.64%	12.45%	12.58%	12.34%
Net interest margin	3.75%	3.78%	3.75%	3.74%
Net loans to deposits ratio			96.95%	94.63%
(1) Includes loans held for sale.

Results of Operations
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net Income
For the six months ended June 30, 2019, First Commonwealth had net income of $51.9 million, or $0.53 diluted earnings per share, compared to net income of $55.4 million, or $0.56 diluted earnings per share, in the six months ended June 30, 2018. The decline in net income was primarily the result of $8.1 million in securities gains recognized in the first six months of 2018 as a result of the successful sale and auction calls of the Company's remaining pooled trust preferred security portfolio.
For the six months ended June 30, 2019, the Company’s return on average equity was 10.48% and its return on average assets was 1.32%, compared to 12.20% and 1.51%, respectively, for the six months ended June 30, 2018.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $133.5 million in the first six months of 2019, compared to $124.4 million for the same period in 2018. This increase was due to both growth in average interest earning assets of $464.2 million and a 35 basis point increase in the yield on interest earning assets. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 76% and 72% for the six months ended June 30, 2019 and 2018, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.75% and 3.74% for the six months ended June 30, 2019 and June 30, 2018, respectively. The net interest margin for the six months ended June 30, 2018 included a 4 basis point benefit from the recognition of $1.5 million in previously unrecognized interest due to the sale of an impaired commercial loan and the successful sale and auction call of our pooled trust preferred portfolio. The increase in the net interest margin is attributable to

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 4.57% for the six months ended June 30, 2019, an increase of 35 basis points compared to the 4.22% yield for the same period in 2018. This increase is largely due to the loan portfolio yield, which improved by 42 basis points when compared to the six months ended June 30, 2018. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolio, which increased 48 basis points largely due to the Federal Reserve increasing short term interest rates by 100 basis points in 2018. Additionally, the 2018 loan portfolio yield included a 4 basis point benefit from the recognition of $1.1 million of previously unrecognized interest due to the sale of an impaired commercial loan. The investment portfolio yield decreased 3 basis points in comparison to the prior year primarily due to a 6 basis point benefit in 2018 from the recognition of previously unrecognized interest as a result of the successful sale and auction call of our pooled trust preferred security portfolio. Excluding the impact of the disposition of the trust preferred securities, the investment portfolio yield for the six months ended June 30, 2019 would have increased 3 basis points as a result of investment security runoff being replaced with higher yielding investment securities. Investment portfolio purchases during the six months ended June 30, 2019 have been primarily in corporate securities and obligations of other government-sponsored enterprises with durations of approximately five years and municipal securities with a duration of approximately ten years.
The cost of interest-bearing liabilities increased to 1.09% for the six months ended June 30, 2019, from 0.64% for the same period in 2018, primarily due to an increase in the cost of short-term borrowings and an increase in long term debt largely due to the issuance of $100 million of subordinated debt in the second quarter of 2018. Deposits acquired in our recent acquisitions, along with approximately $50 million of the subordinated debt proceeds, the maturity extension on $50.0 million of short-term borrowings and organic growth in consumer checking and savings deposits, contributed to a decline in average short-term borrowings of $62.5 million for the six months ended June 30, 2019 compared to the same period in 2018. Higher market interest rates resulted in the cost of interest-bearing deposits increasing 23 basis points and short-term borrowings increasing 75 basis points in comparison to the same period last year. The impact of the subordinated debt on the cost of interest-bearing liabilities was 14 basis points for the six months ended June 30, 2019 compared to 2 basis points for the six months ended June 30, 2018.
For the six months ended June 30, 2019, changes in interest rates positively impacted net interest income by $2.0 million when compared with the same period in 2018. The higher yield on interest-earning assets positively impacted net interest income by $12.2 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $10.3 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $7.2 million for the six months ended June 30, 2019, as compared to the same period in 2018. Higher levels of interest-earning assets resulted in an increase of $9.9 million in interest income, and changes in the volume of interest-bearing liabilities increased interest expense by $2.7 million, primarily due to an increase in long term borrowings as a result of the subordinated debt issued in May 2018. Average earning assets for the six months ended June 30, 2019 increased $464.2 million, or 6.9%, compared to the same period in 2018. Average loans for the comparable period increased $398.1 million, or 7.3%.
Net interest income also benefited from a $138.0 million increase in average net free funds at June 30, 2019 as compared to June 30, 2018. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $65.4 million, or 4.6%, in noninterest-bearing demand deposit average balances. Average time deposits for the six months ended June 30, 2019 increased by $185.1 million at higher costs compared to the comparable period in 2018, increasing interest expense by $3.9 million. Increases in market interest rates negatively impacted interest expense by $10.3 million, while changes in the mix of interest-bearing liabilities had a $2.7 million negative impact.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the six months ended June 30:

	2019	2018
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$161,651	$139,439
Adjustment to fully taxable equivalent basis	912	1,011
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	162,563	140,450
Interest expense	29,039	16,079
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$133,524	$124,371

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the six months ended June 30:

	2019			2018
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,829	$100	5.27%	$6,532	$70	2.16%
Tax-free investment securities	68,020	1,055	3.13	67,706	1,039	3.09
Taxable investment securities	1,225,787	16,908	2.78	1,157,284	16,124	2.81
Loans, net of unearned income (b)(c)	5,880,840	144,500	4.95	5,482,745	123,217	4.53
Total interest-earning assets	7,178,476	162,563	4.57	6,714,267	140,450	4.22
Noninterest-earning assets:
Cash	91,059			90,915
Allowance for credit losses	(50,480)			(52,860)
Other assets	713,933			658,518
Total noninterest-earning assets	754,512			696,573
Total Assets	$7,932,988			$7,410,840
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,228,751	$3,418	0.56%	$1,160,718	$1,892	0.33%
Savings deposits (d)	2,498,726	6,957	0.56	2,451,275	3,577	0.29
Time deposits	868,286	7,077	1.64	683,220	3,164	0.93
Short-term borrowings	574,203	6,455	2.27	636,689	4,784	1.52
Long-term debt	198,081	5,132	5.22	109,937	2,662	4.88
Total interest-bearing liabilities	5,368,047	29,039	1.09	5,041,839	16,079	0.64
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,481,064			1,415,698
Other liabilities	85,685			38,576
Shareholders’ equity	998,192			914,727
Total Noninterest-Bearing Funding Sources	2,564,941			2,369,001
Total Liabilities and Shareholders’ Equity	$7,932,988			$7,410,840
Net Interest Income and Net Yield on Interest-Earning Assets		$133,524	3.75%		$124,371	3.74%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the six months ended June 30, 2019 and 2018.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the six months ended June 30, 2019 compared with June 30, 2018:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$30	$(29)	$59
Tax-free investment securities	16	5	11
Taxable investment securities	784	955	(171)
Loans	21,283	8,943	12,340
Total interest income (b)	22,113	9,874	12,239
Interest-bearing liabilities:
Interest-bearing demand deposits	1,526	111	1,415
Savings deposits	3,380	68	3,312
Time deposits	3,913	853	3,060
Short-term borrowings	1,671	(471)	2,142
Long-term debt	2,470	2,133	337
Total interest expense	12,960	2,694	10,266
Net interest income	$9,153	$7,180	$1,973

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the six months ended June 30:

	2019		2018
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,542	37%	$1,994	25%
Real estate construction	405	6	(94)	(1)
Residential real estate	250	4	1,407	17
Commercial real estate	1,146	16	2,704	34
Loans to individuals	2,587	37	2,060	25
Total	$6,930	100%	$8,071	100%
The provision for credit losses for the six months ended June 30, 2019 decreased in comparison to the six months ended June 30, 2018 by $1.1 million. The level of provision expense in the first six months of 2019 is primarily a result of $3.6 million in net charge-offs, a $0.9 million increase in specific reserves, growth in the loan portfolio and an increase in the qualitative reserves as a result of a higher probability of slightly less favorable economic conditions.
The level of provision expense in the first six months of 2018 was primarily due to a $3.1 million specific reserve related to a commercial, financial, agricultural and other borrower as well as a $1.8 million specific reserve related to a commercial real estate borrower. Also affecting the provision was $1.9 million in net charge-offs related to loans to individuals.
The allowance for credit losses was $51.1 million, or 0.85%, of total loans outstanding and 0.92% of total originated loans outstanding at June 30, 2019, compared to $47.8 million, or 0.83%, and 0.91%, respectively, at December 31, 2018 and $51.3 million, or 0.91%, and 1.01%, respectively, at June 30, 2018. Nonperforming loans as a percentage of total loans increased to

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

0.59% at June 30, 2019 from 0.55% at December 31, 2018 and 0.81% as of June 30, 2018. The allowance to nonperforming loan ratio was 143.62%, 149.14% and 111.89% as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively.

Below is an analysis of the consolidated allowance for credit losses for the six months ended June 30, 2019 and 2018 and the year-ended December 31, 2018:

	June 30, 2019	June 30, 2018	December 31, 2018
	(dollars in thousands)
Balance, beginning of period	$47,764	$48,298	$48,298
Loans charged off:
Commercial, financial, agricultural and other	1,394	954	5,294
Real estate construction	—	—	—
Residential real estate	280	729	1,313
Commercial real estate	299	2,411	3,930
Loans to individuals	2,484	2,256	4,576
Total loans charged off	4,457	6,350	15,113
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	171	636	788
Real estate construction	84	7	141
Residential real estate	219	246	361
Commercial real estate	79	87	153
Loans to individuals	271	319	605
Total recoveries	824	1,295	2,048
Net credit losses	3,633	5,055	13,065
Provision charged to expense	6,930	8,071	12,531
Balance, end of period	$51,061	$51,314	$47,764
Noninterest Income
The following table presents the components of noninterest income for the six months ended June 30:

	2019	2018	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$3,896	$3,808	$88	2%
Service charges on deposit accounts	8,838	8,829	9	—
Insurance and retail brokerage commissions	3,975	3,688	287	8
Income from bank owned life insurance	2,868	3,662	(794)	(22)
Card-related interchange income	10,171	9,885	286	3
Swap fee income	1,213	587	626	107
Other income	3,491	3,371	120	4
Subtotal	34,452	33,830	622	2
Net securities gains	6	8,102	(8,096)	(100)
Gain on sale of mortgage loans	3,502	2,725	777	29
Gain on sale of other loans and assets	2,861	2,905	(44)	(2)
Derivatives mark to market	(43)	789	(832)	(105)
Total noninterest income	$40,778	$48,351	$(7,573)	(16)%

Total noninterest income for the six months ended June 30, 2019 decreased $7.6 million in comparison to the six months ended June 30, 2018. The most significant changes include an $8.1 million decline in net securities gains resulting from the redemption and sale of the remainder of the pooled trust securities portfolio during the second quarter of 2018, an $0.8 million

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

decrease in the mark to market adjustment on interest rate swaps entered into for our commercial loan customers and an $0.8 million decline in income from bank owned life insurance due to a $0.7 million death claim benefit recognized in the six months ended June 30, 2018. Partially offsetting these decreases is a $0.8 million increase in the gain on sale of mortgage loans due to growth in our mortgage lending area and a $0.6 million increase in swap fee income as a result of growth in interest rate swaps entered into for our commercial customers.
Noninterest Expense
The following table presents the components of noninterest expense for the six months ended June 30:

	2019	2018	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$54,531	$51,027	$3,504	7%
Net occupancy	9,357	8,591	766	9
Furniture and equipment	7,492	7,187	305	4
Data processing	5,163	4,911	252	5
Advertising and promotion	2,471	1,985	486	24
Pennsylvania shares tax	2,176	2,150	26	1
Intangible amortization	1,499	1,613	(114)	(7)
Collection and repossession	1,007	1,430	(423)	(30)
Other professional fees and services	1,786	2,038	(252)	(12)
FDIC insurance	1,129	1,373	(244)	(18)
Other operating	13,112	11,017	2,095	19
Subtotal	99,723	93,322	6,401	7
Loss on sale or write-down of assets	1,246	694	552	80
Merger and acquisition related	34	1,610	(1,576)	(98)
Litigation and operational losses	956	376	580	154
Total noninterest expense	$101,959	$96,002	$5,957	6%

Noninterest expense, excluding loss on sale or write-down of assets, litigation and operational losses and merger and acquisition related expenses, increased $6.4 million, or 7%, for the six months ended June 30, 2019 compared to the same period in 2018. Contributing to the higher expenses in 2019 is a $3.5 million increase in salaries and employee benefits as a result of a higher number of full-time equivalent employees, annual merit increases and a $2.0 million increase in hospitalization expense. The higher number of employees is primarily a result of the acquisition of Garfield Acquisition Corp. and its wholly-owned subsidiary, Foundation Bank, in May 2018 and continued expansion of our mortgage and commercial banking businesses. The Garfield acquisition also accounted for $0.2 million of the $0.8 million increase in net occupancy expense. Expenses contributing to the increase in other operating expense include unfunded commitment expense, data processing, depreciation and checkbook printing. Collection and repossession expense decreased $0.4 million due to costs related to several OREO properties that occurred in 2018 with no similar activity in 2019.
Income Tax
The provision for income taxes increased $0.3 million for the six months ended June 30, 2019, compared to the corresponding period in 2018.  While income before taxes decreased in comparison to the prior year, the effective tax rate increased 50 basis points due to the $0.8 million decrease in tax-free income from bank owned life insurance as well as certain deduction limitations included in the Tax Cuts and Jobs Act passed in December 2017.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the six months ended June 30, 2019 and 2018.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. Additionally, the six months ended June 30, 2018, included a $0.6 million reduction in tax expense due to an adjustment to the deferred tax asset adjustment recorded in the fourth quarter of

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

2017 as a result of the reduction in the statutory tax rate. These provided for an annual effective tax rate of 19.6% and 19.1% for the six months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019, our deferred tax assets totaled $18.5 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net Income
For the three months ended June 30, 2019, First Commonwealth had net income of $27.3 million, or $0.28 diluted earnings per share, compared to net income of $32.1 million, or $0.32 diluted earnings per share, in the three months ended June 30, 2018. The decline in net income was primarily the result of $5.3 million in securities gains recognized in the three months ended June 30, 2018 as a result of the successful sale and auction calls of the Company's remaining pooled trust preferred security portfolio.
For the three months ended June 30, 2019, the Company’s return on average equity was 10.84% and its return on average assets was 1.37%, compared to 13.74% and 1.71%, respectively, for the three months ended June 30, 2018.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $67.6 million in the second quarter of 2019, compared to $64.2 million for the same period in 2018. This increase was due to both growth in average interest earning assets of $9.1 million and a 26 basis point increase in the yield on interest-earning assets. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 75% and 71% for the three months ended June 30, 2019 and 2018, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.75% and 3.78% for the three months ended June 30, 2019 and June 30, 2018, respectively. The net interest margin for the three months ended June 30, 2018 included a 9 basis point benefit from the recognition of $1.5 million in previously unrecognized interest due to the sale of an impaired commercial loan and the successful sale and auction call of our pooled trust preferred portfolio. Excluding the impact of the $1.5 million benefit, the increase in the net interest margin is attributable to both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 4.58% for the three months ended June 30, 2019, an increase of 26 basis points compared to the 4.32% yield for the same period in 2018. This increase is largely due to an increase in the loan portfolio yield, which improved by 32 basis points when compared to the three months ended June 30, 2018. Contributing to this increase was an increase in the yield on our adjustable and variable rate commercial loan portfolio, which increased 26 basis points largely due to the Federal Reserve increasing short term interest rates during 2018. The yield on the investment portfolio decreased 15 basis points in comparison to the prior year primarily due to a 13 basis point benefit in 2018 from the recognition of previously unrecognized interest as a result of the successful sale and auction call of our pooled trust preferred security portfolio. Investment portfolio purchases during the three months ended June 30, 2019 have been primarily in U.S. Agency securities with durations of approximately five years.
The cost of interest-bearing liabilities increased to 1.11% for the three months ended June 30, 2019, from 0.73% for the same period in 2018, primarily due to an increase in the cost of short-term borrowings and an increase in long term debt largely due to the issuance of $100 million of subordinated debt in the second quarter of 2018. Deposits acquired in our recent acquisitions, along with approximately $50 million of the subordinated debt proceeds, the maturity extension on $50.0 million of short-term borrowings and organic growth in consumer checking and savings deposits, contributed to a decline in average short-term borrowings of $67.9 million for the three months ended June 30, 2019 compared to the same period in 2018. Higher market interest rates resulted in the cost of interest-bearing deposits increasing 19 basis points and short-term borrowings increasing 61 basis points in comparison to the same period last year. The impact of the subordinated debt on the cost of

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

interest-bearing liabilities was 6 basis points for the three months ended June 30, 2019 compared to 3 basis points for the three months ended June 30, 2018.
For the three months ended June 30, 2019, changes in interest rates negatively impacted net interest income by $0.1 million when compared with the same period in 2018. The higher yield on interest-earning assets positively impacted net interest income by $4.3 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $4.5 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $3.5 million in the three months ended June 30, 2019, as compared to the same period in 2018. Higher levels of interest-earning assets resulted in an increase of $4.7 million in interest income, and changes in the volume of interest-bearing liabilities increased interest expense by $1.2 million, primarily due to an increase in long term borrowings as a result of the subordinated debt issued in May 2018. Average earning assets for the three months ended June 30, 2019 increased $413.4 million, or 6.1%, compared to the same period in 2018. Average loans for the comparable period increased $398.3 million, or 7.2%.
Net interest income also benefited from a $137.5 million increase in average net free funds at June 30, 2019 as compared to June 30, 2018. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $66.2 million, or 4.6%, in noninterest-bearing demand deposit average balances. Average time deposits for the three months ended June 30, 2019 increased by $137.9 million at higher costs compared to the comparable period in 2018, increasing interest expense by $1.5 million. Increases in market interest rates negatively impacted interest expense by $4.5 million, while changes in the mix of interest-bearing liabilities had a $1.2 million negative impact.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended June 30:

	2019	2018
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$82,057	$72,940
Adjustment to fully taxable equivalent basis	455	517
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	82,512	73,457
Interest expense	14,931	9,265
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$67,581	$64,192

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended June 30:

	2019			2018
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,967	$46	6.22%	$6,043	$39	2.59%
Tax-free investment securities	67,815	525	3.11	67,604	520	3.09
Taxable investment securities	1,208,250	8,207	2.72	1,190,309	8,549	2.88
Loans, net of unearned income (b)(c)	5,949,332	73,734	4.97	5,551,053	64,349	4.65
Total interest-earning assets	7,228,364	82,512	4.58	6,815,009	73,457	4.32
Noninterest-earning assets:
Cash	89,020			94,871
Allowance for credit losses	(51,476)			(55,443)
Other assets	720,566			665,648
Total noninterest-earning assets	758,110			705,076
Total Assets	$7,986,474			$7,520,085
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,270,135	$1,853	0.59%	$1,189,051	$1,194	0.40%
Savings deposits (d)	2,506,881	3,692	0.59	2,461,355	2,033	0.33
Time deposits	870,603	3,732	1.72	732,677	1,865	1.02
Short-term borrowings	533,716	3,017	2.27	601,633	2,489	1.66
Long-term debt	211,087	2,637	5.01	131,851	1,684	5.12
Total interest-bearing liabilities	5,392,422	14,931	1.11	5,116,567	9,265	0.73
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,497,199			1,431,007
Other liabilities	87,429			35,918
Shareholders’ equity	1,009,424			936,593
Total noninterest-bearing funding sources	2,594,052			2,403,518
Total Liabilities and Shareholders’ Equity	$7,986,474			$7,520,085
Net Interest Income and Net Yield on Interest-Earning Assets		$67,581	3.75%		$64,192	3.78%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended June 30, 2019 and 2018.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended June 30, 2019 compared with June 30, 2018:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$7	$(20)	$27
Tax-free investment securities	5	2	3
Taxable investment securities	(342)	129	(471)
Loans	9,385	4,617	4,768
Total interest income (b)	9,055	4,728	4,327
Interest-bearing liabilities:
Interest-bearing demand deposits	659	81	578
Savings deposits	1,659	37	1,622
Time deposits	1,867	351	1,516
Short-term borrowings	528	(281)	809
Long-term debt	953	1,011	(58)
Total interest expense	5,666	1,199	4,467
Net interest income	$3,389	$3,529	$(140)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the three months ended June 30:

	2019		2018
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,161	41%	$(2,156)	(185)%
Real estate construction	195	7	148	13
Residential real estate	(42)	(1)	633	54
Commercial real estate	56	2	1,466	126
Loans to individuals	1,465	51	1,077	92
Total	$2,835	100%	$1,168	100%
The provision for credit losses for the three months ended June 30, 2019 increased in comparison to the three months ended June 30, 2018 by $1.7 million. The level of provision expense in the second quarter of 2019 is primarily a result of $1.4 million in net charge-offs, a $0.5 million increase in specific reserves and growth in the loan portfolio.
The level of provision expense in the second quarter of 2018 was primarily due to an increase in the historical factors related to commercial real estate loans as well as $0.5 million in charge-offs related to indirect auto loans and $0.3 million in charge-offs related to personal lines of credit, both of which impact the loans to individuals category. The provision related to the commercial, financial, agricultural and other category is primarily the result of a $1.8 million decrease in specific reserves related to an updated collateral valuation for one borrower.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended June 30, 2019 and 2018 and the year-ended December 31, 2018:

	June 30, 2019	June 30, 2018	December 31, 2018
	(dollars in thousands)
Balance, beginning of period	$49,653	$53,732	$48,298
Loans charged off:
Commercial, financial, agricultural and other	385	664	5,294
Real estate construction	—	—	—
Residential real estate	99	258	1,313
Commercial real estate	—	2,243	3,930
Loans to individuals	1,369	1,083	4,576
Total loans charged off	1,853	4,248	15,113
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	84	373	788
Real estate construction	42	—	141
Residential real estate	114	154	361
Commercial real estate	38	18	153
Loans to individuals	148	117	605
Total recoveries	426	662	2,048
Net credit losses	1,427	3,586	13,065
Provision charged to expense	2,835	1,168	12,531
Balance, end of period	$51,061	$51,314	$47,764
Noninterest Income
The following table presents the components of noninterest income for the three months ended June 30:

	2019	2018	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,970	$1,880	$90	5%
Service charges on deposit accounts	4,593	4,423	170	4
Insurance and retail brokerage commissions	2,014	1,820	194	11
Income from bank owned life insurance	1,442	2,168	(726)	(33)
Card related interchange income	5,441	5,143	298	6
Swap fee income	820	297	523	176
Other income	1,786	1,743	43	2
Subtotal	18,066	17,474	592	3
Net securities gains	6	5,262	(5,256)	(100)
Gain on sale of mortgage loans	2,074	1,241	833	67
Gain on sale of other loans and assets	1,777	2,331	(554)	(24)
Derivatives mark to market	(17)	—	(17)	N/A
Total noninterest income	$21,906	$26,308	$(4,402)	(17)%

Total noninterest income for the three months ended June 30, 2019 decreased $4.4 million in comparison to the three months ended June 30, 2018. The most significant changes include a $5.3 million decrease in net securities gains resulting from the redemption and sale of the remainder of the pooled trust preferred securities in the second quarter of 2018 and a $0.6 million decrease in gain on sale of other loans and assets due to a $1.2 million gain recognized on the sale of a commercial loan during the second quarter of 2018. Similar activity in the second quarter of 2018 resulted in a gain of $0.4 million related to commercial loans. Partially offsetting these decreases is a $0.8 million increase in the gain on sale of mortgage loans primarily due growth in our mortgage lending area.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended June 30:

	2019	2018	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$27,311	$26,154	$1,157	4%
Net occupancy	4,441	4,222	219	5
Furniture and equipment	3,824	3,647	177	5
Data processing	2,619	2,478	141	6
Advertising and promotion	1,231	1,176	55	5
Pennsylvania shares tax	1,260	1,247	13	1
Intangible amortization	745	829	(84)	(10)
Collection and repossession	460	607	(147)	(24)
Other professional fees and services	1,032	1,031	1	—
FDIC insurance	555	597	(42)	(7)
Other operating	6,981	5,174	1,807	35
Subtotal	50,459	47,162	3,297	7
Loss on sale or write-down of assets	1,181	497	684	138
Merger and acquisition related	34	1,273	(1,239)	(97)
Litigation and operational losses	555	197	358	182
Total noninterest expense	$52,229	$49,129	$3,100	6%

Noninterest expense, excluding loss on sale or write-down of assets, litigation and operational losses and merger and acquisition related expenses, increased $3.3 million, or 7%, for the three months ended June 30, 2019 compared to the same period in 2018. Contributing to the higher expenses in 2019 is a $1.2 million increase in salaries and employee benefits as a result of a higher number of full-time equivalent employees, annual merit increases and a $0.5 million increase in hospitalization expense. The higher number of employees is primarily a result of the acquisition of Garfield in May 2018 and continued expansion of our mortgage and commercial banking businesses. Also contributing to the increase is a $1.8 million increase in other operating expense, which is primarily due to a $0.6 million increase in unfunded commitment expense, as well as increases in data processing, depreciation and checkbook printing expense.

Total noninterest expense increased $3.1 million for the three months ended June 30, 2019 compared to the same period in 2018. Loss on sale or write-down of assets increased $0.7 million primarily due to a $0.5 million writedown on a commercial property. Offsetting this increase is a $1.2 million decrease in merger and acquisition expense. The acquisition of Garfield was completed in May 2018 with no similar activity in the second quarter of 2019.
Income Tax
The provision for income taxes decreased $0.9 million for the three months ended June 30, 2019, compared to the corresponding period in 2018.  While income before taxes decreased in comparison to the prior year, the effective tax rate increased 50 basis points due to the $0.7 million decrease in tax-free income from bank owned life insurance as well as certain deduction limitations included in the Tax Cuts and Jobs Act passed in December 2017.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended June 30, 2019 and 2018.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first six months of 2019, the maturity and redemption of investment securities provided $97.5 million in liquidity. These funds contributed to the liquidity used to pay down of short-term borrowings, originate loans, purchase investment securities and fund depositor withdrawals.

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
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of June 30, 2019, our maximum borrowing capacity under this program was $1.2 billion and as of that date there was $4.7 million outstanding with an average weighted rate of 1.47% and an average original term of 336 days. These deposits are part of a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At June 30, 2019, the borrowing capacity under this program totaled $833.0 million and there were no amounts outstanding. As of June 30, 2019, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.5 billion and as of that date amounts used against this capacity included $1.0 billion in outstanding borrowings and no outstanding letters of credit.
We also have available unused federal funds lines with six correspondent banks. These lines have an aggregate commitment of $205.0 million with no outstanding balance as of June 30, 2019. In addition, we have available unused repo lines with three correspondent banks. These lines have an aggregate commitment of $520.1 million with no outstanding balance as of June 30, 2019.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of June 30, 2019, there are no amounts outstanding on this line.
First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$1,528,307	$1,466,213
Interest-bearing demand deposits(a)	238,406	180,209
Savings deposits(a)	3,530,705	3,401,354
Time deposits	858,547	850,216
Total	$6,155,965	$5,897,992

(a)	Balances include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.
The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds.
During the first six months of 2019, total deposits increased $258.0 million. Interest bearing demand and savings deposits increased $187.5 million, noninterest-bearing demand deposits increased $62.1 million and time deposits increased $8.3 million. The increase in time deposits is the result of an increase in core certificates of deposit of $10.3 million offset by a decline in CDARs deposits of $2.0 million.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.76 and 0.74 at June 30, 2019 and December 31, 2018, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

Gap analysis has limitations due to the static nature of the model that holds volumes and consumer behaviors constant in all economic and interest rate scenarios. A lower level of rate sensitive assets to rate sensitive liabilities repricing in one year could indicate reduced net interest income in a rising interest rate scenario, and conversely, increased net interest income in a declining interest rate scenario. However, the gap analysis incorporates only the level of interest-earning assets and interest-

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

bearing liabilities and not the sensitivity each has to changes in interest rates. The impact of the sensitivity to changes in interest rates is provided in the table below the gap analysis.

The following is the gap analysis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,645,799	$307,372	$474,581	$3,427,752	$1,982,726	$586,450
Investments	106,749	69,163	117,182	293,094	611,868	353,182
Other interest-earning assets	1,233	—	—	1,233	—	—
Total interest-sensitive assets (ISA)	2,753,781	376,535	591,763	3,722,079	2,594,594	939,632
Certificates of deposit	60,941	196,449	246,691	504,081	351,514	2,953
Other deposits	3,769,111	—	—	3,769,111	—	—
Borrowings	627,467	223	460	628,150	104,200	57,352
Total interest-sensitive liabilities (ISL)	4,457,519	196,672	247,151	4,901,342	455,714	60,305
Gap	$(1,703,738)	$179,863	$344,612	$(1,179,263)	$2,138,880	$879,327
ISA/ISL	0.62	1.91	2.39	0.76	5.69	15.58
Gap/Total assets	21.11%	2.23%	4.27%	14.61%	26.50%	10.90%

	December 31, 2018
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,659,890	$291,134	$439,098	$3,390,122	$1,802,605	$569,659
Investments	81,971	60,654	99,288	241,913	612,407	468,916
Other interest-earning assets	3,013	—	—	3,013	—	—
Total interest-sensitive assets (ISA)	2,744,874	351,788	538,386	3,635,048	2,415,012	1,038,575
Certificates of deposit	116,469	116,664	276,101	509,234	338,148	2,834
Other deposits	3,581,563	—	—	3,581,563	—	—
Borrowings	794,206	218	443	794,867	54,080	57,932
Total interest-sensitive liabilities (ISL)	4,492,238	116,882	276,544	4,885,664	392,228	60,766
Gap	$(1,747,364)	$234,906	$261,842	$(1,250,616)	$2,022,784	$977,809
ISA/ISL	0.61	3.01	1.95	0.74	6.16	17.09
Gap/Total assets	22.32%	3.00%	3.34%	15.98%	25.84%	12.49%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2019 ($)	$(22,643)	$(10,008)	$3,343	$5,743
June 30, 2019 (%)	(8.02)%	(3.54)%	1.18%	2.03%

December 31, 2018 ($)	$(16,914)	$(6,442)	$1,368	$2,587
December 31, 2018 (%)	(6.32)%	(2.41)%	0.51%	0.97%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2019 ($)	$(44,909)	$(18,551)	$4,911	$7,813
June 30, 2019 (%)	(15.91)%	(6.57)%	1.74%	2.77%

December 31, 2018 ($)	$(37,239)	$(14,277)	$10,674	$20,597
December 31, 2018 (%)	(13.90)%	(5.33)%	3.99%	7.69%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the six months ended June 30, 2019 and 2018, the cost of our interest-bearing liabilities averaged 1.09% and 0.64%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.57% and 4.22%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $5.3 million at June 30, 2019 and is classified in "Other liabilities" on the Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first six months of 2019, 20 loans totaling $7.2 million were identified as troubled debt restructurings.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The balance of troubled debt restructured loans decreased $0.6 million from December 31, 2018. Changes during the first six months of 2019 are largely the result of the pay-off of a $6.0 million commercial, financial, agricultural and other relationship. Please refer to Note 9 “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
Nonperforming loans, including loans held for sale, increased $3.5 million to $35.6 million at June 30, 2019 compared to $32.0 million at December 31, 2018. During the six months ended June 30, 2019, $14.0 million of loans were moved to nonaccrual. Offsetting these additions was the payoff of a $6.0 million relationship, the charge-off of a $0.5 million commercial, financial, agricultural and other loan and the $0.3 million charge-off of a commercial real estate loan.
The allowance for credit losses as a percentage of nonperforming loans was 143.62% as of June 30, 2019, compared to 149.14% at December 31, 2018, and 111.89% at June 30, 2018. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $2.5 million and general reserves of $48.5 million as of June 30, 2019. Specific reserves increased $0.9 million from December 31, 2018, and decreased $5.1 million from June 30, 2018. The increase from December 31, 2018 is primarily due to the addition of the two nonaccrual relationships. The decrease from June 30, 2018 is primarily due to the payoff of two commercial relationships totaling $14.3 million and the sale of a $3.7 million dollar commercial relationship. These three relationships had total specific reserves of $9.0 million. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at June 30, 2019.
Criticized loans totaled $118.0 million at June 30, 2019 and represented 2.0% of the loan portfolio. The level of criticized loans decreased as of June 30, 2019 when compared to December 31, 2018, by $9.3 million, or 7.3%. Classified loans totaled $50.0 million at June 30, 2019 compared to $40.2 million at December 31, 2018, an increase of $9.7 million, or 24.2%. The decrease in criticized loans is primarily the result of the aforementioned changes in nonperforming loans. Delinquency on accruing loans for the same period increased $2.3 million, or 22.7%, the majority of which are commercial, financial, agricultural and other loans and commercial real estate loans.
The allowance for credit losses was $51.1 million at June 30, 2019, or 0.85% of total loans outstanding, compared to 0.83% reported at December 31, 2018, and 0.91% at June 30, 2018. General reserves, or the portion of the allowance related to loans that were not specifically evaluated for impairment, as a percentage of non-impaired loans were 0.81% at June 30, 2019 compared to 0.80% at December 31, 2018 and 0.78% at June 30, 2018. General reserves as a percentage of non-impaired originated loans were 0.88% at June 30, 2019 compared to 0.88% at December 31, 2018 and 0.87% at June 30, 2018.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	June 30,				December 31, 2018
	2019		2018
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$15,665		$16,128		$11,509
Loans held for sale on a nonaccrual basis	—		—		—
Troubled debt restructured loans on nonaccrual basis	10,914		18,573		11,761
Troubled debt restructured loans on accrual basis	8,975		11,162		8,757
Total nonperforming loans	$35,554		$45,863		$32,027
Loans past due 30 to 90 days and still accruing	$10,030		$9,033		$8,760
Loans past due in excess of 90 days and still accruing	$2,656		$1,725		$1,582
Other real estate owned	$1,884		$3,757		$3,935
Loans held for sale at end of period	$16,036		$7,038		$11,881
Portfolio loans outstanding at end of period	$6,003,059		$5,640,106		$5,774,139
Average loans outstanding	$5,880,840	(a)	$5,482,745	(a)	$5,582,651	(b)
Nonperforming loans as a percentage of total loans	0.59%		0.81%		0.55%
Provision for credit losses	$6,930	(a)	$8,071	(a)	$12,531	(b)
Allowance for credit losses	$51,061		$51,314		$47,764
Net charge-offs	$3,633	(a)	$5,055	(a)	$13,065	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.12%		0.19%		0.23%
Provision for credit losses as a percentage of net charge-offs	190.75%	(a)	159.66%	(a)	95.91%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	0.85%		0.91%		0.83%
Allowance for credit losses as a percentage of end-of-period originated loans outstanding	0.92%		1.01%		0.91%
Allowance for credit losses as a percentage of nonperforming loans (d)	143.62%		111.89%		149.14%

(a)	For the six-month period ended.

(b)	For the twelve-month period ended.

(c)	Does not include loans held for sale.

(d)	Does not include nonperforming loans held for sale.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,236,424	21%	$1,138,473	20%
Real estate construction	441,854	7	358,978	6
Residential real estate	1,579,441	26	1,562,405	27
Commercial real estate	2,118,582	35	2,123,544	37
Loans to individuals	626,758	11	590,739	10
Total loans and leases net of unearned income	$6,003,059	100%	$5,774,139	100%
During the six months ended June 30, 2019, loans increased $228.9 million, or 4.0%, compared to balances outstanding at December 31, 2018. All loan categories, except commercial real estate, reflect growth for the six months ended June 30, 2019, with commercial, financial, agricultural and other as well as real estate construction providing a majority of the growth. Commercial, financial, agricultural and other loans increased $98.0 million, or 8.6%, largely due to growth in direct lending in Pennsylvania and Ohio. Real estate construction loans increased $82.9 million, or 23.1%, with $55.2 million resulting from

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

growth in commercial construction projects primarily in Pennsylvania and Ohio and $27.7 million due to growth in consumer construction.
As indicated in the table below, commercial, financial, agricultural and other, residential real estate and commercial real estate loans represented a significant portion of the nonperforming loans as of June 30, 2019. See discussions related to the provision for credit losses and loans for more information.

	For the Six Months Ended June 30, 2019			As of June 30, 2019
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,223	33.66%	0.04%	$11,680	32.85%	0.19%
Real estate construction	(84)	(2.31)	—	—	—	—
Residential real estate	61	1.68	(0.01)	12,792	35.98	0.21
Commercial real estate	220	6.06	0.01	10,708	30.12	0.18
Loans to individuals	2,213	60.91	0.08	374	1.05	0.01
Total loans, net of unearned income	$3,633	100.00%	0.12%	$35,554	100.00%	0.59%
Net charge-offs for the six months ended June 30, 2019 totaled $3.6 million, compared to $5.1 million for the six months ended June 30, 2018. The most significant charge-offs during the six months ended June 30, 2019 included a $0.5 million charge-off and a $0.3 million charge-off for two commercial customers and $2.2 million in net charge-offs related to loans to individuals, primarily indirect auto loans and personal credit lines. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At June 30, 2019, shareholders’ equity was $1.0 billion, an increase of $46.4 million from December 31, 2018. The increase was primarily the result $51.9 million in net income, $3.2 million in treasury stock sales and an increase of $15.0 million in the fair value of available for sale investments. These increases were partially offset by $19.7 million of dividends paid to shareholders and $4.0 million of common stock repurchases. Cash dividends declared per common share were $0.20 and $0.17 for the six months ended June 30, 2019 and 2018, respectively.
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
As of June 30, 2019, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$955,280	14.57%	$688,469	10.50%	$655,684	10.00%
First Commonwealth Bank	917,899	14.03	687,192	10.50	654,468	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$800,766	12.21%	$557,332	8.50%	$524,547	8.00%
First Commonwealth Bank	763,385	11.66	556,298	8.50	523,575	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$800,766	10.40%	$308,126	4.00%	$385,158	5.00%
First Commonwealth Bank	763,385	9.93	307,601	4.00	384,501	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$730,766	11.15%	$458,979	7.00%	$426,195	6.50%
First Commonwealth Bank	763,385	11.66	458,128	7.00	425,404	6.50
On July 23, 2019, First Commonwealth Financial Corporation declared a quarterly dividend of $0.10 per share payable on August 16, 2019 to shareholders of record as of August 2, 2019. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
On March 4, 2019 a share repurchase program was authorized by the Board of Directors for up to an additional $25.0 million in shares of the Company's common stock. As of June 30, 2019, 142,190 common shares were repurchased at an average price of $13.26 per share. First Commonwealth may suspend or discontinue the program at any time.

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

On March 4, 2019, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock. The following table details the amount of shares repurchased under this program during the first quarter of 2019:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
April 30, 2019	142,190	$13.26	142,190	1,630,435
May 31, 2019	—	—	—	1,765,332
June 30, 2019	—	—	—	1,647,381
Total	142,190	$13.26	142,190

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $13.61 at April 30, 2019, $12.57 at May 31, 2019 and $13.47 at June 30, 2019.

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

101
The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements. Note that XBRL tags are embedded within the document.

Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 7, 2019	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: August 7, 2019	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer