Form 10-Q
period 2019-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2019-11-08
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of November 5, 2019, was 98,316,233.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019	December 31, 2018
	(Unaudited)
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$112,241	$95,934
Interest-bearing bank deposits	16,408	3,013
Securities available for sale, at fair value	812,383	909,247
Securities held to maturity, at amortized cost (Fair value of $360,224 and $383,993 at September 30, 2019 and December 31, 2018, respectively)	357,890	393,855
Other investments	11,561	32,126
Loans held for sale	20,288	11,881
Loans:
Portfolio loans	6,099,561	5,774,139
Allowance for credit losses	(50,035)	(47,764)
Net loans	6,049,526	5,726,375
Premises and equipment, net	138,112	80,474
Other real estate owned	1,622	3,935
Goodwill	303,632	274,202
Amortizing intangibles, net	16,873	13,038
Bank owned life insurance	219,685	215,766
Other assets	91,806	68,409
Total assets	$8,152,027	$7,828,255
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,657,507	$1,466,213
Interest-bearing	5,020,489	4,431,779
Total deposits	6,677,996	5,897,992
Short-term borrowings	83,735	721,823
Subordinated debentures	170,409	170,288
Other long-term debt	57,078	7,551
Capital lease obligation	6,917	7,217
Total long-term debt	234,404	185,056
Other liabilities	116,862	47,995
Total liabilities	7,112,997	6,852,866
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued at September 30, 2019 and December 31, 2018, and 98,319,081 and 98,518,668 shares outstanding at September 30, 2019 and December 31, 2018, respectively	113,915	113,915
Additional paid-in capital	493,737	492,273
Retained earnings	560,360	511,409
Accumulated other comprehensive income (loss), net	6,077	(11,341)
Treasury stock (15,595,821 and 15,396,234 shares at September 30, 2019 and December 31, 2018, respectively)	(135,059)	(130,867)
Total shareholders’ equity	1,039,030	975,389
Total liabilities and shareholders’ equity	$8,152,027	$7,828,255

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$74,714	$66,105	$218,524	$188,529
Interest and dividends on investments:
Taxable interest	6,995	7,899	22,871	23,031
Interest exempt from federal income taxes	398	410	1,231	1,231
Dividends	387	420	1,419	1,412
Interest on bank deposits	81	39	181	109
Total interest income	82,575	74,873	244,226	214,312
Interest Expense
Interest on deposits	9,846	6,006	27,298	14,639
Interest on short-term borrowings	1,620	2,603	8,075	7,387
Interest on subordinated debentures	2,232	2,302	6,930	4,664
Interest on other long-term debt	362	76	656	228
Interest on lease obligations	70	73	210	221
Total interest expense	14,130	11,060	43,169	27,139
Net Interest Income	68,445	63,813	201,057	187,173
Provision for credit losses	2,708	2,961	9,638	11,032
Net Interest Income after Provision for Credit Losses	65,737	60,852	191,419	176,141
Noninterest Income
Net securities gains	9	—	15	8,102
Trust income	2,325	2,206	6,221	6,014
Service charges on deposit accounts	4,954	4,589	13,792	13,418
Insurance and retail brokerage commissions	1,912	1,872	5,887	5,560
Income from bank owned life insurance	1,540	1,579	4,408	5,241
Gain on sale of mortgage loans	2,599	1,542	6,101	4,267
Gain on sale of other loans and assets	970	643	3,831	3,548
Card-related interchange income	5,629	5,044	15,800	14,929
Derivatives mark to market	(45)	—	(88)	789
Swap fee income	421	528	1,634	1,115
Other income	1,865	1,754	5,356	5,125
Total noninterest income	22,179	19,757	62,957	68,108
Noninterest Expense
Salaries and employee benefits	28,674	26,553	83,205	77,580
Net occupancy	4,521	4,341	13,878	12,932
Furniture and equipment	3,904	3,424	11,396	10,611
Data processing	2,825	2,853	7,988	7,764
Advertising and promotion	1,140	1,200	3,611	3,185
Pennsylvania shares tax	1,189	1,248	3,365	3,398
Intangible amortization	865	817	2,364	2,430
Collection and repossession	649	630	1,656	2,060
Other professional fees and services	969	962	2,755	3,000
FDIC insurance	35	217	1,164	1,590
Loss on sale or write-down of assets	152	181	1,398	875
Litigation and operational losses	308	435	1,264	811
Merger and acquisition related	3,738	24	3,772	1,634
Other operating	5,928	6,645	19,040	17,662
Total noninterest expense	54,897	49,530	156,856	145,532
Income Before Income Taxes	33,019	31,079	97,520	98,717
Income tax provision	6,375	5,930	19,007	18,217
Net Income	$26,644	$25,149	$78,513	$80,500
Average Shares Outstanding	98,267,229	100,226,647	98,363,539	98,998,497
Average Shares Outstanding Assuming Dilution	98,547,898	100,490,812	98,615,787	99,197,568
Per Share Data:
Basic Earnings per Share	$0.27	$0.25	$0.80	$0.81
Diluted Earnings per Share	$0.27	$0.25	$0.80	$0.81
Cash Dividends Declared per Common Share	$0.10	$0.09	$0.30	$0.26

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net Income	$26,644	$25,149	$78,513	$80,500
Other comprehensive income (loss), before tax (expense) benefit:
Unrealized holding gains (losses) on securities arising during the period	3,152	(5,382)	22,055	(8,704)
Less: reclassification adjustment for gains on securities included in net income	(9)	—	(15)	(8,102)
Unrealized holding (losses) gains on derivatives arising during the period	(124)	198	9	165
Less: reclassification adjustment for losses on derivatives included in net income	—	—	—	10
Total other comprehensive income (loss), before tax (expense) benefit	3,019	(5,184)	22,049	(16,631)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(635)	1,088	(4,631)	3,491
Total other comprehensive income (loss)	2,384	(4,096)	17,418	(13,140)
Comprehensive Income	$29,028	$21,053	$95,931	$67,360

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2018	98,518,668	$113,915	$492,273	$511,409	$(11,341)	$(130,867)	$975,389
Net income				78,513			78,513
Other comprehensive income					17,418		17,418
Cash dividends declared ($0.30 per share)				(29,562)			(29,562)
Treasury stock acquired	(482,608)					(6,200)	(6,200)
Treasury stock reissued	205,021		1,014	—		1,729	2,743
Restricted stock	78,000	—	450	—		279	729
Balance at September 30, 2019	98,319,081	$113,915	$493,737	$560,360	$6,077	$(135,059)	$1,039,030

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2017	97,456,478	$113,915	$470,123	$437,416	$(6,173)	$(127,154)	$888,127
Cumulative effect of adoption of ASU 2018-02				1,344	(1,344)		—
January 1, 2018	97,456,478	113,915	470,123	438,760	(7,517)	(127,154)	888,127
Net income				80,500			80,500
Other comprehensive loss					(13,140)		(13,140)
Cash dividends declared ($0.26 per share)				(25,868)			(25,868)
Treasury stock acquired	(75,778)					(1,136)	(1,136)
Treasury stock reissued	2,908,234		21,579	—		22,447	44,026
Restricted stock	72,500	—	560	—		(138)	422
Balance at September 30, 2018	100,361,434	$113,915	$492,262	$493,392	$(20,657)	$(105,981)	$972,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at June 30, 2019	98,499,937	$113,915	$493,737	$543,566	$3,693	$(133,080)	$1,021,831
Net income				26,644			26,644
Other comprehensive income					2,384		2,384
Cash dividends declared ($0.10 per share)				(9,850)			(9,850)
Treasury stock acquired	(180,856)					(2,240)	(2,240)
Treasury stock reissued	—		—	—		—	—
Restricted stock	—	—	—	—		261	261
Balance at September 30, 2019	98,319,081	$113,915	$493,737	$560,360	$6,077	$(135,059)	$1,039,030

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at June 30, 2018	100,364,567	$113,915	$492,262	$477,276	$(16,561)	$(106,107)	$960,785
Net income				25,149			25,149
Other comprehensive loss					(4,096)		(4,096)
Cash dividends declared ($0.09 per share)				(9,033)			(9,033)
Treasury stock acquired	(3,133)		—			(52)	(52)
Treasury stock reissued	—		—	—		—	—
Restricted stock	—	—	—	—		178	178
Balance at September 30, 2018	100,361,434	$113,915	$492,262	$493,392	$(20,657)	$(105,981)	$972,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Operating Activities	(dollars in thousands)
Net income	$78,513	$80,500
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,638	11,032
Deferred tax expense	2,613	2,969
Depreciation and amortization	7,777	5,620
Net gains on securities and other assets	(8,545)	(15,816)
Net amortization of premiums and discounts on securities	2,871	2,343
Income from increase in cash surrender value of bank owned life insurance	(4,405)	(4,364)
Increase in interest receivable	(110)	(2,483)
Mortgage loans originated for sale	(178,911)	(129,552)
Proceeds from sale of mortgage loans	173,961	139,685
Increase in interest payable	1,180	1,672
Decrease in income taxes payable	(556)	(3,412)
Distribution from unconsolidated subsidiary	—	9,000
Other	(7,193)	(3,655)
Net cash provided by operating activities	76,833	93,539
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	35,163	37,007
Purchases	(200)	(5,506)
Transactions with securities available for sale:
Proceeds from sales	—	15,939
Proceeds from maturities and redemptions	134,453	111,800
Purchases	(17,401)	(292,249)
Purchases of FHLB stock	(29,538)	(38,947)
Proceeds from the redemption of FHLB stock	50,103	43,754
Proceeds from bank owned life insurance	—	2,140
Proceeds from sale of loans	28,098	32,745
Proceeds from sale of other assets	5,390	2,486
Acquisition, net of cash acquired	332,465	705
Net increase in loans	(256,168)	(109,060)
Purchases of premises and equipment and other assets	(14,060)	(6,862)
Net cash provided by (used in) investing activities	268,305	(206,048)
Financing Activities
Net (decrease) increase in federal funds purchased	(4,000)	6,500
Net decrease in other short-term borrowings	(634,088)	(126,160)
Net increase in deposits	308,976	173,553
Repayments of other long-term debt	(473)	(23,443)
Repayments of capital lease obligation	(300)	(279)
Proceeds from issuance of other long-term debt	50,000	98,026
Dividends paid	(29,562)	(25,868)
Proceeds from reissuance of treasury stock	211	208
Purchase of treasury stock	(6,200)	(1,136)
Net cash (used in) provided by financing activities	(315,436)	101,401
Net increase (decrease) in cash and cash equivalents	29,702	(11,108)
Cash and cash equivalents at January 1	98,947	107,292
Cash and cash equivalents at September 30	$128,649	$96,184

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
The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year of 2019. These interim financial statements should be read in conjunction with First Commonwealth’s 2018 Annual Report on Form 10-K.
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
Note 2 Acquisition
Santander Branch Acquisition
On September 6, 2019, the Company's banking subsidiary, First Commonwealth Bank, completed its acquisition of 14 full service branches from Santander Bank N.A. ("Santander") receiving $329.5 million in cash. This acquisition further expands the Company's market into State College, Lock Haven, Williamsport and Lewisburg, Pennsylvania and included the purchase of 101.2 million in loans and $471.4 million in deposits.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the Santander acquisition (dollars in thousands):

Consideration received
Cash received	$329,530
Total consideration received		$329,530

Fair Value of Assets Acquired
Cash and cash equivalents	2,935
Loans	100,025
Premises and other equipment	3,637
Core deposit intangible	5,277
Other assets	736
Total assets acquired	112,610

Fair Value of Liabilities Assumed
Deposits	471,383
Other Liabilities	187
Total liabilities assumed	471,570

Total Fair Value of Identifiable Net Assets		(358,960)

Goodwill		$29,430

The Company determined that this acquisition constitutes a business combination as defined in FASB ASC Topic 805, “Business Combinations.” Accordingly, as of the date of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” Acquired loans were recorded at fair value with no carryover of the related allowance for loan losses. At the date of acquisition, none of the loans were accounted for under the guidance of ASC Topic 310-30, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The fair value of acquired loans and certificate of deposits is established by discounting the expected future cash flows with a market discount rate for like maturities and risk instruments. The $100.0 million fair value of acquired loans is the result of $101.2 million in loans acquired from Santander and the recognition of a net combined yield and credit mark adjustment of $1.2 million. The $471.4 million fair value of acquired deposits is the result of $471.0 million in deposits acquired and the recognition of a yield mark adjustment of $0.4 million on the certificate of deposits. A $5.3 million core deposit intangible was recognized for core deposits acquired.
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
The goodwill of $29.4 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with the branches acquired from Santander. The goodwill for this transaction is expected to be deducted over a 15 year period for income tax purposes.
Costs related to the acquisition totaled $3.7 million. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Consolidated Statements of Income.
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

	For the Nine Months Ended September 30,
	2019			2018
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$22,055	$(4,632)	$17,423	$(8,704)	$1,828	$(6,876)
Reclassification adjustment for gains on securities included in net income	(15)	3	(12)	(8,102)	1,701	(6,401)
Total unrealized gains (losses) on securities	22,040	(4,629)	17,411	(16,806)	3,529	(13,277)
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	9	(2)	7	165	(35)	130
Reclassification adjustment for losses on derivatives included in net income	—	—	—	10	(3)	7
Total unrealized gains on derivatives	9	(2)	7	175	(38)	137
Total other comprehensive income (loss)	$22,049	$(4,631)	$17,418	$(16,631)	$3,491	$(13,140)

	For the Three Months Ended September 30,
	2019			2018
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$3,152	$(663)	$2,489	$(5,382)	$1,130	$(4,252)
Reclassification adjustment for gains on securities included in net income	(9)	2	(7)	—	—	—
Total unrealized gains (losses) on securities	3,143	(661)	2,482	(5,382)	1,130	(4,252)
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(124)	26	(98)	198	(42)	156
Reclassification adjustment for losses on derivatives included in net income	—	—	—	—	—	—
Total unrealized (losses) gains on derivatives	(124)	26	(98)	198	(42)	156
Total other comprehensive income (loss)	$3,019	$(635)	$2,384	$(5,184)	$1,088	$(4,096)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the nine months ended September 30:

	2019				2018
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(11,697)	$461	$(105)	$(11,341)	$(6,166)	$299	$(306)	$(6,173)
Cumulative effect of adoption of ASU 2018-02	—	—	—	—	(1,344)	—	—	(1,344)
Balance at January 1	(11,697)	461	(105)	(11,341)	(7,510)	299	(306)	(7,517)
Other comprehensive income (loss) before reclassification adjustment	17,423	—	7	17,430	(6,876)	—	130	(6,746)
Amounts reclassified from accumulated other comprehensive (loss) income	(12)	—	—	(12)	(6,401)	—	7	(6,394)
Net other comprehensive income (loss) during the period	17,411	—	7	17,418	(13,277)	—	137	(13,140)
Balance at September 30	$5,714	$461	$(98)	$6,077	$(20,787)	$299	$(169)	$(20,657)

The following table details the change in components of OCI for the three months ended September 30:

	2019				2018
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at June 30	$3,232	$461	$—	$3,693	$(16,535)	$299	$(325)	$(16,561)
Other comprehensive income (loss) before reclassification adjustment	2,489	—	(98)	2,391	(4,252)	—	156	(4,096)
Amounts reclassified from accumulated other comprehensive (loss) income	(7)	—	—	(7)	—	—	—	—
Net other comprehensive income (loss) during the period	2,482	—	(98)	2,384	(4,252)	—	156	(4,096)
Balance at September 30	$5,714	$461	$(98)	$6,077	$(20,787)	$299	$(169)	$(20,657)

Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the nine months ended September 30:

	2019	2018
	(dollars in thousands)
Cash paid during the period for:
Interest	$42,195	$25,780
Income taxes	16,994	18,750
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	2,754	3,346
Loans transferred from held to maturity to held for sale	21,620	29,765
Gross increase (decrease) in market value adjustment to securities available for sale	22,041	(16,806)
Gross increase in market value adjustment to derivatives	9	175
Noncash treasury stock reissuance	2,531	2,257
Net (liabilities) assets acquired through acquisition	(361,895)	21,834
Proceeds from death benefit on bank-owned life insurance not received	486	—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average common shares issued	113,914,902	113,914,902	113,914,902	113,914,902
Average treasury stock shares	(15,496,941)	(13,550,710)	(15,396,215)	(14,783,078)
Average deferred compensation shares	(37,411)	(37,411)	(37,411)	(37,411)
Average unearned nonvested shares	(113,321)	(100,134)	(117,737)	(95,916)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	98,267,229	100,226,647	98,363,539	98,998,497
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	243,258	226,754	214,837	161,660
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	37,411	37,411	37,411	37,411
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	98,547,898	100,490,812	98,615,787	99,197,568
Basic Earnings per Share	$0.27	$0.25	$0.80	$0.81
Diluted Earnings per Share	$0.27	$0.25	$0.80	$0.81

The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the nine months ended September 30 because to do so would have been antidilutive.

	2019			2018
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	95,054	$12.99	$15.44	66,332	$8.84	$14.49
Restricted Stock Units	24,782	$16.62	$16.62	—	$—	$—

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
The following table identifies the notional amount of those instruments at:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,990,464	$1,883,914
Financial standby letters of credit	18,289	18,298
Performance standby letters of credit	25,249	22,027
Commercial letters of credit	783	887

The notional amounts outstanding as of September 30, 2019 include amounts issued in 2019 of $6.9 million in performance standby letters of credit and $0.8 million in financial standby letters of credit. There were no commercial letters of credit issued

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in 2019. A liability of $0.2 million has been recorded as of both September 30, 2019 and December 31, 2018, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $4.8 million and $5.0 million as of September 30, 2019 and December 31, 2018, respectively. This liability is reflected in "Other liabilities" in the Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2019, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$8,112	$655	$—	$8,767	$9,011	$479	$(84)	$9,406
Mortgage-Backed Securities – Commercial	168,006	3,585	—	171,591	169,633	214	(2,103)	167,744
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	583,158	4,260	(2,594)	584,824	686,906	1,846	(15,391)	673,361
Other Government-Sponsored Enterprises	1,000	—	(2)	998	10,000	12	—	10,012
Obligations of States and Political Subdivisions	21,959	209	—	22,168	27,592	126	(6)	27,712
Corporate Securities	22,914	1,121	—	24,035	20,912	321	(221)	21,012
Total Securities Available for Sale	$805,149	$9,830	$(2,596)	$812,383	$924,054	$2,998	$(17,805)	$909,247

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
The amortized cost and estimated fair value of debt securities available for sale at September 30, 2019, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$1,527	$1,531
Due after 1 but within 5 years	36,106	36,779
Due after 5 but within 10 years	8,240	8,891
Due after 10 years	—	—
	45,873	47,201
Mortgage-Backed Securities (a)	759,276	765,182
Total Debt Securities	$805,149	$812,383

(a)
Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $176.1 million and a fair value of $180.4 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $583.2 million and a fair value of $584.8 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the nine months ended September 30:

	2019	2018
	(dollars in thousands)
Proceeds from sales	$—	$15,939
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$4,719
Gross losses	—	—
	—	4,719
Maturities
Gross gains	15	3,383
Gross losses	—	—
	15	3,383
Net gains and impairment	$15	$8,102

Gross gains from maturities recognized in 2019 were the result of calls on five municipal securities. Gross gains from sales transactions of $4.7 million recognized in 2018 were the result of the sale of the remaining pool trust preferred security portfolio. Gross gains from maturities of $3.4 million recognized in 2018 were the result of successful auction calls on PreSTL XIV and PreSTL IX, two of our pooled trust preferred securities.
Securities available for sale with an estimated fair value of $629.4 million and $636.3 million were pledged as of September 30, 2019 and December 31, 2018, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,549	$57	$—	$3,606	$3,635	$—	$(97)	$3,538
Mortgage-Backed Securities- Commercial	54,244	173	(106)	54,311	55,221	—	(2,327)	52,894
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	245,238	1,762	(297)	246,703	279,109	212	(7,254)	272,067
Mortgage-Backed Securities – Commercial	12,361	123	—	12,484	13,159	—	(258)	12,901
Obligations of States and Political Subdivisions	41,898	626	—	42,524	42,331	175	(313)	42,193
Debt Securities Issued by Foreign Governments	600	—	(4)	596	400	—	—	400
Total Securities Held to Maturity	$357,890	$2,741	$(407)	$360,224	$393,855	$387	$(10,249)	$383,993

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$512	$512
Due after 1 but within 5 years	8,084	8,144
Due after 5 but within 10 years	33,902	34,464
Due after 10 years	—	—
	42,498	43,120
Mortgage-Backed Securities (a)	315,392	317,104
Total Debt Securities	$357,890	$360,224

(a)
Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $57.8 million and a fair value of $57.9 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $257.6 million and a fair value of $259.2 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Securities held to maturity with an amortized cost of $324.9 million and $250.3 million were pledged as of September 30, 2019 and December 31, 2018, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit-related other-than-temporary impairment on debt securities is recognized in earnings, while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the nine months ended September 30, 2019 and 2018, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at September 30, 2019 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Commercial	$—	$—	$18,120	$(106)	$18,120	$(106)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	115,615	(342)	239,861	(2,549)	355,476	(2,891)
Other Government-Sponsored Enterprises	998	(2)	—	—	998	(2)
Debt Securities Issued by Foreign Governments	596	(4)	—	—	596	(4)
Total Securities	$117,209	$(348)	$257,981	$(2,655)	$375,190	$(3,003)

At September 30, 2019, fixed income securities issued by U.S. Government-sponsored enterprises and U.S. Government agencies comprised 96% and 4%, respectively, of total unrealized losses due to changes in market interest rates. At September 30, 2019, there are 40 debt securities in an unrealized loss position.

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

As of September 30, 2019, our corporate securities had an amortized cost and an estimated fair value of $22.9 million and $24.0 million, respectively. As of December 31, 2018, our corporate securities had an amortized cost and estimated fair value of $20.9 million and $21.0 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were no corporate securities in an unrealized loss position as of September 30, 2019 and 4 corporate securities in an unrealized loss position as of December 31, 2018. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
During 2018, all of our pooled trust preferred collateralized debt obligations were liquidated either through a successful auction call or sale. Other-than-temporary impairment charges were recognized on the pooled trust preferred securities in 2008, 2009 and 2010. The following table provides a cumulative roll forward of credit losses recognized in earnings for the trust preferred securities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Balance, beginning (a)	$—	$—	$—	$12,208
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	—	—	—	(223)
Reduction for debt securities sold during the period	—	—	—	(9,164)
Reduction for debt securities called during the period	—	—	—	(2,821)
Balance, ending	$—	$—	$—	$—

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2019 and

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018, our FHLB stock totaled $9.9 million and $30.5 million, respectively, and is included in “Other investments” on the Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and nine months ended September 30, 2019.
As of both September 30, 2019 and December 31, 2018, "Other investments" also includes $1.7 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the nine-months ended September 30, 2019 and 2018, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
Note 9 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	September 30, 2019			December 31, 2018
	Originated	Acquired	Total	Originated	Acquired	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,173,070	$37,866	$1,210,936	$1,100,947	$37,526	$1,138,473
Real estate construction	413,562	6,719	420,281	353,008	5,970	358,978
Residential real estate	1,380,486	285,734	1,666,220	1,313,645	248,760	1,562,405
Commercial real estate	1,947,533	176,707	2,124,240	1,922,349	201,195	2,123,544
Loans to individuals	662,838	15,046	677,884	585,347	5,392	590,739
Total loans	$5,577,489	$522,072	$6,099,561	$5,275,296	$498,843	$5,774,139

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
The following tables represent our credit risk profile by creditworthiness:

	September 30, 2019
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,115,341	$413,535	$1,371,231	$1,902,969	$662,535	$5,465,611
Non-Pass
OAEM	49,258	27	487	22,709	—	72,481
Substandard	8,471	—	8,768	21,855	303	39,397
Doubtful	—	—	—	—	—	—
Total Non-Pass	57,729	27	9,255	44,564	303	111,878
Total	$1,173,070	$413,562	$1,380,486	$1,947,533	$662,838	$5,577,489

Acquired loans
Pass	$30,986	$6,134	$283,171	$169,935	$15,033	$505,259
Non-Pass
OAEM	2,143	585	637	2,126	—	5,491
Substandard	4,737	—	1,926	4,646	13	11,322
Doubtful	—	—	—	—	—	—
Total Non-Pass	6,880	585	2,563	6,772	13	16,813
Total	$37,866	$6,719	$285,734	$176,707	$15,046	$522,072

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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of September 30, 2019. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of September 30, 2019 and December 31, 2018. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	September 30, 2019
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated loans
Commercial, financial, agricultural and other	$165	$345	$26	$4,808	$5,344	$1,167,726	$1,173,070
Real estate construction	—	—	—	—	—	413,562	413,562
Residential real estate	4,756	1,438	935	6,465	13,594	1,366,892	1,380,486
Commercial real estate	671	406	103	7,590	8,770	1,938,763	1,947,533
Loans to individuals	3,090	775	845	302	5,012	657,826	662,838
Total	$8,682	$2,964	$1,909	$19,165	$32,720	$5,544,769	$5,577,489

Acquired loans
Commercial, financial, agricultural and other	$10	$—	$4	$4,693	$4,707	$33,159	$37,866
Real estate construction	—	—	—	—	—	6,719	6,719
Residential real estate	394	101	119	1,818	2,432	283,302	285,734
Commercial real estate	—	—	—	1,612	1,612	175,095	176,707
Loans to individuals	220	16	22	13	271	14,775	15,046
Total	$624	$117	$145	$8,136	$9,022	$513,050	$522,072

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
At September 30, 2019 and December 31, 2018, there were no impaired loans held for sale. During the nine months ended, September 30, 2019, gains of $0.4 million were recognized on the sale of an impaired commercial real estate loan. There were gains of $1.2 million recognized on the sale of an impaired commercial, financial, agricultural and other relationship during the nine months ended September 30, 2018.
The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of September 30, 2019 and December 31, 2018. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	September 30, 2019			December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Originated loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$1,638	$7,014		$8,735	$16,442
Real estate construction	—	—		—	—
Residential real estate	9,760	11,516		10,726	12,571
Commercial real estate	3,274	3,502		3,599	3,812
Loans to individuals	392	593		281	408
Subtotal	15,064	22,625		23,341	33,233
With an allowance recorded:
Commercial, financial, agricultural and other	4,644	6,386	$1,054	3,042	3,181	$797
Real estate construction	—	—	—	—	—	—
Residential real estate	920	976	4	486	495	107
Commercial real estate	6,408	6,543	469	1,866	1,878	596
Loans to individuals	—	—	—	—	—	—
Subtotal	11,972	13,905	1,527	5,394	5,554	1,500
Total	$27,036	$36,530	$1,527	$28,735	$38,787	$1,500

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2019			December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Acquired loans
With no related allowance recorded:
Commercial, financial, agricultural and other	$4,693	$4,717		$73	$73
Real estate construction	—	—		—	—
Residential real estate	1,971	2,413		2,031	2,604
Commercial real estate	1,459	2,843		1,042	2,052
Loans to individuals	13	15		15	17
Subtotal	8,136	9,988		3,161	4,746
With an allowance recorded:
Commercial, financial, agricultural and other	—	—	$—	131	131	$131
Real estate construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Commercial real estate	153	165	19	—	—	—
Loans to individuals	—	—	—	—	—	—
Subtotal	153	165	19	131	131	131
Total	$8,289	$10,153	$19	$3,292	$4,877	$131

	For the Nine Months Ended September 30,
	2019				2018
	Originated Loans		Acquired Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$2,129	$10	$2,255	$—	$17,838	$576	$261	$10
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	10,751	280	1,966	6	10,639	191	1,779	3
Commercial real estate	3,854	129	636	18	7,632	146	1,558	—
Loans to individuals	356	11	14	—	322	6	16	—
Subtotal	17,090	430	4,871	24	36,431	919	3,614	13
With an allowance recorded:
Commercial, financial, agricultural and other	4,064	36	—	—	5,979	16	—	—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	347	6	—	—	532	11	—
Commercial real estate	5,357	2	160	—	1,787	3	—	—
Loans to individuals	—	—	—	—	—	—	—	—
Subtotal	9,768	44	160	—	8,298	30	—	—
Total	$26,858	$474	$5,031	$24	$44,729	$949	$3,614	$13

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,
	2019				2018
	Originated Loans		Acquired Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$1,902	$3	$4,697	$—	$5,697	$8	$73	$10
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	10,254	86	1,950	1	10,627	59	2,541	2
Commercial real estate	3,582	28	666	—	6,810	59	1,955	—
Loans to individuals	389	4	13	—	320	2	16	—
Subtotal	16,127	121	7,326	1	23,454	128	4,585	12
With an allowance recorded:
Commercial, financial, agricultural and other	4,677	8	—	—	10,298	4	—	—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	740	1	—	—	565	2	—	—
Commercial real estate	6,443	1	155	—	4,342	1	—	—
Loans to individuals	—	—	—	—	—	—	—	—
Subtotal	11,860	10	155	—	15,205	7	—	—
Total	$27,987	$131	$7,481	$1	$38,659	$135	$4,585	$12
Unfunded commitments related to nonperforming loans were $0.2 million at September 30, 2019 and $1.6 million at December 31, 2018. After consideration of the requirements to draw and available collateral related to these commitments, a reserve of $12 thousand was established for these off balance sheet exposures at both September 30, 2019 and December 31, 2018.
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$8,024	$8,757
Nonaccrual status	11,074	11,761
Total	$19,098	$20,518
Commitments
Letters of credit	$60	$60
Unused lines of credit	131	1,027
Total	$191	$1,087

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Nine Months Ended September 30, 2019
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$—	$—	$156	$156	$157	$—
Residential real estate	14	17	149	842	1,008	933	1
Commercial real estate	3	—	—	6,119	6,119	5,740	397
Loans to individuals	7	—	—	98	98	87	—
Total	26	$17	$149	$7,215	$7,381	$6,917	$398

	For the Nine Months Ended September 30, 2018
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	3	$74	$—	$8,250	$8,324	$7,393	$2,811
Residential real estate	24	85	145	959	1,189	1,108	—
Commercial real estate	2	—	—	966	966	943	—
Loans to individuals	13	—	77	44	121	103	—
Total	42	$159	$222	$10,219	$10,600	$9,547	$2,811

The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For both the nine months ended September 30, 2019 and 2018, $0.1 million and $0.2 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2019 and 2018 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three Months Ended September 30, 2019
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$—	$95	$95	$96	$—
Residential real estate	3	—	32	53	85	85	—
Loans to individuals	2	—	—	37	37	34	—
Total	6	$—	$32	$185	$217	$215	$—

	For the Three Months Ended, September 30, 2018
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$74	$—	$—	$74	$74	$—
Residential real estate	7	65	70	230	365	338	—
Loans to individuals	6	—	26	17	43	40	—
Total	14	$139	$96	$247	$482	$452	$—
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the three months ended September 30, 2019 and 2018, $32 thousand and $96 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2019 and 2018 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the nine months ended September 30:

	2019		2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial, financial, agricultural and other	—	$—	1	$272
Residential real estate	3	70	1	49
Loans to individuals	—	—	1	8
Total	3	$70	3	$329

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the three months ended September 30:

	2019		2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	2	$49	1	$49
Loans to individuals	—	$—	1	$8
Total	2	$49	2	$57

The following tables provide detail related to the allowance for credit losses:

	For the Nine Months Ended September 30, 2019
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$19,235	$2,002	$3,934	$18,382	$4,033	$47,586
Charge-offs	(1,584)	—	(617)	(305)	(4,049)	(6,555)
Recoveries	180	158	190	160	419	1,107
Provision (credit)	2,109	250	409	790	4,310	7,868
Ending balance	19,940	2,410	3,916	19,027	4,713	50,006
Acquired loans:
Beginning balance	139	—	35	4	—	178
Charge-offs	(601)	—	(46)	(1,376)	(9)	(2,032)
Recoveries	53	—	46	—	14	113
Provision (credit)	416	—	(34)	1,393	(5)	1,770
Ending balance	7	—	1	21	—	29
Total ending balance	$19,947	$2,410	$3,917	$19,048	$4,713	$50,035
Ending balance: individually evaluated for impairment	$1,054	$—	$4	$488	$—	$1,546
Ending balance: collectively evaluated for impairment	18,893	2,410	3,913	18,560	4,713	48,489
Loans:
Ending balance	1,210,936	420,281	1,666,220	2,124,240	677,884	6,099,561
Ending balance: individually evaluated for impairment	10,417	—	4,102	10,825	—	25,344
Ending balance: collectively evaluated for impairment	1,200,519	420,281	1,662,118	2,113,415	677,884	6,074,217

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2018
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$23,418	$1,349	$2,753	$17,328	$3,404	$48,252
Charge-offs	(3,443)	—	(949)	(2,411)	(3,321)	(10,124)
Recoveries	671	93	222	123	460	1,569
Provision (credit)	1,343	150	1,584	4,623	3,274	10,974
Ending balance	21,989	1,592	3,610	19,663	3,817	50,671
Acquired loans:
Beginning balance	11	—	6	29	—	46
Charge-offs	(93)	—	(57)	—	(15)	(165)
Recoveries	31	6	75	—	24	136
Provision (credit)	71	(6)	23	(21)	(9)	58
Ending balance	20	—	47	8	—	75
Total ending balance	$22,009	$1,592	$3,657	$19,671	$3,817	$50,746
Ending balance: individually evaluated for impairment	$3,474	$—	$167	$1,722	$—	$5,363
Ending balance: collectively evaluated for impairment	18,535	1,592	3,490	17,949	3,817	45,383
Loans:
Ending balance	1,116,204	298,395	1,533,338	2,136,431	578,414	5,662,782
Ending balance: individually evaluated for impairment	12,864	—	4,522	12,012	—	29,398
Ending balance: collectively evaluated for impairment	1,103,340	298,395	1,528,816	2,124,419	578,414	5,633,384

	For the Three Months Ended September 30, 2019
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$20,678	$2,491	$4,133	$19,287	$4,407	$50,996
Charge-offs	(742)	—	(383)	(6)	(1,571)	(2,702)
Recoveries	41	74	6	81	162	364
Provision (credit)	(37)	(155)	160	(335)	1,715	1,348
Ending balance	19,940	2,410	3,916	19,027	4,713	50,006
Acquired loans:
Beginning balance	15	—	25	25	—	65
Charge-offs	(49)	—	—	(1,376)	(3)	(1,428)
Recoveries	21	—	11	—	—	32
Provision (credit)	20	—	(35)	1,372	3	1,360
Ending balance	7	—	1	21	—	29
Total ending balance	$19,947	$2,410	$3,917	$19,048	$4,713	$50,035

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended, September 30, 2018
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the Consolidated Statements of Condition classification of the Company’s ROU assets and lease liabilities, lease costs and other lease information as of and for the nine months ended September 30, 2019 (dollars in thousands).

Balance sheet:
Operating lease asset classified as premises and equipment	$49,548
Operating lease liability classified as other liabilities	53,737
Income statement:
Operating lease cost classified as occupancy and equipment expense for the nine months ended September 30, 2019	$3,959
Operating lease cost classified as occupancy and equipment expense for the three months ended September 30, 2019	1,275
Weighted average lease term, in years	15.44
Weighted average discount rate	3.42%
Operating cash flows	$3,351

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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2019 were as follows (dollars in thousands):

For the twelve months ended:
September 30, 2020	$5,223
September 30, 2021	5,084
September 30, 2022	4,989
September 30, 2023	4,954
September 30, 2024	4,824
Thereafter	45,583
Total future minimum lease payments	70,657
Less remaining imputed interest	16,920
Present value of future minimum lease payments	$53,737

Note 11 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”, at September 30, 2019 and December 31, 2018, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) as well as all states in which we conduct business. Generally, tax years prior to the year ended December 31, 2016 are no longer open to examination by federal and state taxing authorities.
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
Interest rate derivatives are reported at an estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities, and consist of interest rate swaps where there is no significant deterioration in the counterparties' and/or loan customers' credit risk since origination of the interest rate swap as well as interest rate caps, interest rate collars and risk participation agreements. First Commonwealth values its interest rate swap and cap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to one year, Eurodollar futures contracts and swap rates from one year to

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 13, “Derivatives.”
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
In accordance with ASU No. 2011-4, "Fair Value Measurements (Topic 820)," the following table provides information related to quantitative inputs and assumptions used in September 30, 2019 Level 3 fair value measurements.

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
Other Investments	$1,670		CarryingValue	N/A	N/A
Impaired Loans	932	(a)	Reserve study	Discount rate	10.00%
				Gas per MMBTU	$2.61 - $3.49 (b)
				Oil per BBL/d	$47.09 - $53.14 (b)
	2,539	(a)	Discounted Cash Flow	Discount Rate	3.84% - 9.50%
Limited Partnership Investments	4,131		Par Value	N/A	N/A

(a)	The remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(b)	Unobservable inputs are defined as follows: MMBTU - million British thermal units; BBL/d - barrels per day.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$8,767	$—	$8,767
Mortgage-Backed Securities - Commercial	—	171,591	—	171,591
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	584,824	—	584,824
Other Government-Sponsored Enterprises	—	998	—	998
Obligations of States and Political Subdivisions	—	22,168	—	22,168
Corporate Securities	—	24,035	—	24,035
Total Securities Available for Sale	—	812,383	—	812,383
Other Investments	—	9,891	1,670	11,561
Loans Held for Sale	—	20,288	—	20,288
Other Assets(a)	—	27,571	4,131	31,702
Total Assets	$—	$870,133	$5,801	$875,934
Other Liabilities(a)	$—	$27,784	$—	$27,784
Total Liabilities	$—	$27,784	$—	$27,784

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$9,406	$—	$9,406
Mortgage-Backed Securities - Commercial	—	167,744	—	167,744
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	673,361	—	673,361
Other Government-Sponsored Enterprises	—	10,012	—	10,012
Obligations of States and Political Subdivisions	—	27,712	—	27,712
Corporate Securities	—	21,012	—	21,012
Total Securities Available for Sale	—	909,247	—	909,247
Other Investments	—	30,456	1,670	32,126
Loans Held for Sale	—	11,881	—	11,881
Other Assets(a)	—	1,769	2,696	4,465
Total Assets	$—	$953,353	$4,366	$957,719
Other Liabilities(a)	$—	$2,081	$—	$2,081
Total Liabilities	$—	$2,081	$—	$2,081

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the nine months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2019
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,670	$2,696	$4,366
Total gains or losses
Included in earnings	—	198	198
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	1,237	1,237
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,670	$4,131	$5,801

	2018
	Pooled Trust Preferred Collateralized Debt Obligations	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$23,646	$1,670	$2,143	$27,459
Total gains or losses
Included in earnings	8,102	—	—	8,102
Included in other comprehensive income	(118)	—	—	(118)
Purchases, issuances, sales and settlements
Purchases	—	—	426	426
Issuances	—	—	—	—
Sales	(12,289)	—	—	(12,289)
Settlements	(19,341)	—	(48)	(19,389)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Balance, end of period	$—	$1,670	$2,521	$4,191

During the nine months ended September 30, 2019 and 2018, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2019 and 2018.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2019
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,670	$3,312	$4,982
Total gains or losses
Included in earnings	—	245	245
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	574	574
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,670	$4,131	$5,801

	2018
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,670	$2,297	$3,967
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	272	272
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(48)	(48)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,670	$2,521	$4,191
During the three months ended September 30, 2019 and 2018, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2019 and 2018.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$20,407	$13,372	$33,779
Other real estate owned	—	1,981	—	1,981
Total Assets	$—	$22,388	$13,372	$35,760

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$15,076	$15,320	$30,396
Other real estate owned	—	4,035	—	4,035
Total Assets	$—	$19,111	$15,320	$34,431

The following (losses) gains were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Impaired loans	$(954)	$(239)	$(2,606)	$(6,659)
Other real estate owned	(42)	(128)	(51)	(544)
Total losses	$(996)	$(367)	$(2,657)	$(7,203)

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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned, determined using an internal valuation, is classified as Level 3. OREO has a current carrying value of $1.6 million as of September 30, 2019 and consists primarily of residential and commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 14, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2019.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.2 million at both September 30, 2019 and December 31, 2018, respectively. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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
The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	September 30, 2019
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$112,241	$112,241	$112,241	$—	$—
Interest-bearing deposits	16,408	16,408	16,408	—	—
Securities available for sale	812,383	812,383	—	812,383	—
Securities held to maturity	357,890	360,224	—	360,224	—
Other investments	11,561	11,561	—	9,891	1,670
Loans held for sale	20,288	20,288	—	20,288	—
Loans	6,099,561	6,213,529	—	20,407	6,193,122
Financial liabilities
Deposits	6,677,996	6,685,082	—	6,685,082	—
Short-term borrowings	83,735	83,698	—	83,698	—
Subordinated debt	170,409	169,601	—	—	169,601
Long-term debt	57,078	57,389	—	57,389	—
Capital lease obligation	6,917	6,917	—	6,917	—

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
We have 35 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have 12 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Designated as Hedging Instruments
In 2015, the Company entered into an interest rate swap contract that was designated as a cash flow hedge. This contract, which had a notional amount of $65.0 million, matured on March 4, 2019. The periodic net settlement of interest rate swaps was recorded as an adjustment to "Interest and fees on loans" in the Consolidated Statements of Income. For the nine months ended September 30, 2019 there was a $0.1 million negative impact on net interest income as a result of these interest rate swaps.
In August 2019, the Company entered into two interest rate swap contracts that are designated as cash flow hedges. These contracts mature on August 15, 2024 and August 15, 2026 and have notional amounts of $30.0 million and $40.0 million, respectively. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments made on subordinated debentures benchmarked to the 3-month LIBOR rate. Therefore, the interest rate swaps convert the interest rate benchmark on the first $70.0 million of 3-month LIBOR based subordinated debentures to a fixed rate.
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" in the Consolidated Statements of Income. For the three and nine months ended September 30, 2019 there was a $0.1 million positive impact on net interest income as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures", the same line item in the Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at September 30, 2019, and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Other noninterest income" in the Consolidated Statements of Income. The impact to noninterest income for the three and nine months ended September 30, 2019 was an increase of $12 thousand and $0.5 million, respectively.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At September 30, 2019, the underlying funded mortgage loan commitments had a carrying value of $23.4 million and a fair value of $24.8 million, while the underlying unfunded mortgage loan commitments had a notional amount of $32.7 million. At December 31, 2018, the underlying funded mortgage loan commitments had a carrying value of $6.9 million and a fair value of $7.6 million, while the underlying unfunded mortgage loan commitments had a notional amount of $9.9 million. The interest rate lock commitments decreased other noninterest income by $0.2 million and $0.1 million for the three and nine months ended September 30, 2019, respectively.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the Consolidated Statements of Income. The increase in other noninterest expense for the nine months ended September 30, 2019 totaled $4 thousand and $3 thousand for the three months ended September 30, 2019. At September 30, 2019 and December 31, 2018, the underlying loans had a carrying value of $4.9 million and $1.9 million, respectively, and a fair value of $4.8 million and $1.9 million, respectively.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(91)	$(3)
Notional amount:
Interest rate derivatives	480,872	411,645
Interest rate caps	87,401	36,111
Interest rate collars	35,354	—
Risk participation agreements	178,502	162,139
Sold credit protection on risk participation agreements	(70,016)	(59,315)
Interest rate options	32,720	9,900
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(124)	(133)
Notional amount	70,000	65,000
Interest rate forwards:
Fair value adjustment	(48)	(170)
Notional amount	47,000	15,000
Foreign exchange forwards:
Fair value adjustment	50	(6)
Notional amount	4,874	1,927

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income," 'Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Non-hedging interest rate derivatives
(Decrease) increase in other income	$(33)	$—	$420	$789
Increase (decrease) in other expense	—	221	—	(432)
Hedging interest rate derivatives
Decrease in interest and fees on loans	—	(193)	(118)	(424)
Decrease in interest from subordinated debentures	(70)	—	(70)	—
Increase in other expense	—	—	7	10
Hedging interest rate forwards
Increase in other income	201	—	122	—
Increase in other expense	—	125	—	96
Hedging foreign exchange forwards
Increase in other expense	3	2	4	10

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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of September 30, 2019 and December 31, 2018 was $303.6 million and $274.2 million, respectively. The increase in goodwill during 2019 is the result of the acquisition of 14 branches from Santander, completed in the third quarter of 2019. No impairment charges on goodwill or other intangible assets were incurred in 2019 or 2018.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of September 30, 2019, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Note 15 Subordinated Debentures
Subordinated debentures outstanding are as follows:

		September 30, 2019		December 31, 2018
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	$49,198	4.875% until June 1, 2023, then LIBOR + 1.845%	$49,131	4.875% until June 1, 2023, then LIBOR + 1.845%
First Commonwealth Bank	2033	49,044	5.50% until June 1, 2028, then LIBOR + 2.37%	48,990	5.50% until June 1, 2028, then LIBOR + 2.37%
First Commonwealth Capital Trust II	2034	30,929	LIBOR + 2.85%	30,929	LIBOR + 2.85%
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85%	41,238	LIBOR + 2.85%
Total		$170,409		$170,288

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

The Company also evaluated whether it has any significant contract balances. A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration resulting in a contract receivable or before payment is due resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the Company has already received payment from the customer. First Commonwealth’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as trust income which is based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $2.3 million and $1.7 million in commission expense as of September 30, 2019 and 2018, respectively.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$2,325	$2,206	$6,221	$6,014
Service charges on deposit accounts	4,954	4,589	13,792	13,418
Insurance and retail brokerage commissions	1,912	1,872	5,887	5,560
Card-related interchange income	5,629	5,044	15,800	14,929
Gain on sale of other loans and assets	181	335	861	726
Other income	937	928	2,789	2,800
Noninterest Income (in-scope of Topic 606)	15,938	14,974	45,350	43,447
Noninterest Income (out-of-scope of Topic 606)	6,241	4,783	17,607	24,661
Total Noninterest Income	$22,179	$19,757	$62,957	$68,108

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
We have established a CECL implementation team, which includes members from the finance and credit areas, with oversight by the Chief Executive Officer, Chief Financial Officer and Chief Credit Officer. Management completed the engagement of a 3rd party service provider to assist with this ASU during the third quarter of 2018. In the fourth quarter of 2018, a 3rd party was engaged to assist with evaluation of data and methodologies related to this standard.
To date, management has completed methodologies, assumptions, inputs and processes related to the CECL model. During the fourth quarter of 2019, we will have our model validated by a 3rd party, perform a full parallel run, and continue to refine the methodology, processes and internal controls.
The impact of adopting this ASU cannot be reasonably estimated until model validation and development of qualitative components are complete. The Company anticipates that an increase to the allowance for credit losses will be recognized upon

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adoption. The estimated impact at adoption will depend on the composition, characteristics and quality of the loan portfolio as well as the economic environment and forecasts as of the adoption date.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and nine months ended September 30, 2019 and 2018, and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
Explanation of Use of Non-GAAP Financial Measure
In addition to the results of operations presented in accordance with generally accepted accounting principles (“GAAP”), First Commonwealth management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully taxable equivalent basis. We believe these non-GAAP financial measures provide information that is useful to investors in understanding our underlying operational performance and our business and performance trends as they facilitate comparison with the performance of others in the financial services industry. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 52 and 58 for the nine and three months ended September 30, 2019 and 2018, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)
Net Income	$26,644	$25,149	$78,513	$80,500
Per Share Data:
Basic Earnings per Share	$0.27	$0.25	$0.80	$0.81
Diluted Earnings per Share	0.27	0.25	0.80	0.81
Cash Dividends Declared per Common Share	0.10	0.09	0.30	0.26
Average Balance:
Total assets	$8,050,052	$7,662,029	$7,972,438	$7,495,490
Total equity	1,033,903	970,402	1,010,227	933,489
End of Period Balance:
Net loans (1)			$6,069,814	$5,620,323
Total assets			8,152,027	7,686,345
Total deposits			6,677,996	5,895,143
Total equity			1,039,030	972,931
Key Ratios:
Return on average assets	1.31%	1.30%	1.32%	1.44%
Return on average equity	10.22%	10.28%	10.39%	11.53%
Dividends payout ratio	37.04%	36.00%	37.50%	32.10%
Average equity to average assets ratio	12.84%	12.67%	12.67%	12.45%
Net interest margin	3.76%	3.67%	3.75%	3.71%
Net loans to deposits ratio			90.89%	95.34%
(1) Includes loans held for sale.

Results of Operations
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net Income
For the nine months ended September 30, 2019, First Commonwealth had net income of $78.5 million, or $0.80 diluted earnings per share, compared to net income of $80.5 million, or $0.81 diluted earnings per share, in the nine months ended September 30, 2018. The decline in net income was primarily the result of $8.1 million in securities gains recognized in the first nine months of 2018 as a result of the successful sale and auction calls of the Company's remaining pooled trust preferred security portfolio.
For the nine months ended September 30, 2019, the Company’s return on average equity was 10.39% and its return on average assets was 1.32%, compared to 11.53% and 1.44%, respectively, for the nine months ended September 30, 2018.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $202.4 million in the first nine months of 2019, compared to $188.7 million for the same period in 2018. This increase was due to both growth in average interest earning assets of $416.5 million and a 4 basis point increase in the net interest margin, on a fully taxable equivalent basis. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 76% and 73% for the nine months ended September 30, 2019 and 2018, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.75% and 3.71% for the nine months ended September 30, 2019 and September 30, 2018, respectively. The net interest margin for the nine months ended September 30, 2018 included a

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

3 basis point benefit from the recognition of $1.5 million in previously unrecognized interest due to the sale of an impaired commercial loan and the successful sale and auction call of our pooled trust preferred portfolio. The increase in the net interest margin is attributable to both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 4.55% for the nine months ended September 30, 2019, an increase of 30 basis points compared to the 4.25% yield for the same period in 2018. This increase is largely due to the loan portfolio yield, which improved by 37 basis points when compared to the nine months ended September 30, 2018. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolio, which increased 37 basis points largely due to the Federal Reserve increasing short-term interest rates by 100 basis points in 2018. Since the end of 2018, the Federal Reserve has decreased the target Federal Funds rate by 50 basis points.  While not reflected in the comparison of the periods presented, such decreases in rates have the effect of lowering yields on variable and adjustable rate loans, as well as, to a lesser extent, the cost of interest-bearing liabilities, and any additional rate decreases would be expected to have a similar effect. Additionally, the 2018 loan portfolio yield included a 3 basis point benefit from the recognition of $1.1 million of previously unrecognized interest due to the sale of an impaired commercial loan. The investment portfolio yield decreased 6 basis points in comparison to the prior year primarily due to a 4 basis point benefit in 2018 from the recognition of previously unrecognized interest as a result of the successful sale and auction call of our pooled trust preferred security portfolio. Investment portfolio purchases during the nine months ended September 30, 2019 have been primarily in corporate securities, obligations of U.S. government agencies and obligations of other government-sponsored enterprises with durations of approximately five years and municipal securities with a duration of approximately ten years.
The cost of interest-bearing liabilities increased to 1.08% for the nine months ended September 30, 2019, from 0.71% for the same period in 2018, primarily due to an increase in the cost of short-term borrowings and an increase in long-term debt largely due to the issuance of $100 million of subordinated debt in the second quarter of 2018. Deposits acquired in our recent acquisitions, along with approximately $50 million of the subordinated debt proceeds, the maturity extension on $50.0 million of short-term borrowings and organic growth in consumer checking and savings deposits, contributed to a decline in average short-term borrowings of $124.5 million for the nine months ended September 30, 2019 compared to the same period in 2018. Higher market interest rates resulted in the cost of interest-bearing deposits increasing 21 basis points and short-term borrowings increasing 60 basis points in comparison to the same period last year. The impact of the subordinated debt on the cost of interest-bearing liabilities was 14 basis points for the nine months ended September 30, 2019 compared to 3 basis points for the nine months ended September 30, 2018.
For the nine months ended September 30, 2019, changes in interest rates positively impacted net interest income by $2.7 million when compared with the same period in 2018. The higher yield on interest-earning assets positively impacted net interest income by $15.8 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $13.1 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $11.0 million for the nine months ended September 30, 2019, as compared to the same period in 2018. Higher levels of interest-earning assets resulted in an increase of $14.0 million in interest income, and changes in the volume of interest-bearing liabilities increased interest expense by $2.9 million, primarily due to an increase in long-term borrowings as a result of the subordinated debt issued in May 2018. Average earning assets for the nine months ended September 30, 2019 increased $416.5 million, or 6.1%, compared to the same period in 2018. Average loans for the comparable period increased $393.8 million, or 7.1%.
Net interest income also benefited from a $148.0 million increase in average net free funds at September 30, 2019 as compared to September 30, 2018. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $81.3 million, or 5.7%, in noninterest-bearing demand deposit average balances. Average time deposits for the nine months ended September 30, 2019 increased by $148.6 million at higher costs compared to the comparable period in 2018, increasing interest expense by $5.4 million. Increases in market interest rates negatively impacted interest expense by $13.1 million, while changes in the mix of interest-bearing liabilities had a $2.9 million negative impact.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the nine months ended September 30:

	2019	2018
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$244,226	$214,312
Adjustment to fully taxable equivalent basis	1,341	1,509
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	245,567	215,821
Interest expense	43,169	27,139
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$202,398	$188,682

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the nine months ended September 30:

	2019			2018
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$5,591	$181	4.33%	$5,068	$109	2.88%
Tax-free investment securities	67,158	1,557	3.10	67,694	1,559	3.08
Taxable investment securities	1,200,845	24,290	2.70	1,178,190	24,443	2.77
Loans, net of unearned income (b)(c)	5,935,427	219,539	4.95	5,541,600	189,710	4.58
Total interest-earning assets	7,209,021	245,567	4.55	6,792,552	215,821	4.25
Noninterest-earning assets:
Cash	91,954			92,517
Allowance for credit losses	(51,192)			(52,885)
Other assets	722,655			663,306
Total noninterest-earning assets	763,417			702,938
Total Assets	$7,972,438			$7,495,490
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,272,065	$5,511	0.58%	$1,181,295	$3,244	0.37%
Savings deposits (d)	2,524,703	10,906	0.58	2,446,013	5,884	0.32
Time deposits	866,746	10,881	1.68	718,164	5,511	1.03
Short-term borrowings	489,562	8,075	2.21	614,103	7,387	1.61
Long-term debt	210,353	7,796	4.96	135,368	5,113	5.05
Total interest-bearing liabilities	5,363,429	43,169	1.08	5,094,943	27,139	0.71
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,507,826			1,426,566
Other liabilities	90,956			40,492
Shareholders’ equity	1,010,227			933,489
Total Noninterest-Bearing Funding Sources	2,609,009			2,400,547
Total Liabilities and Shareholders’ Equity	$7,972,438			$7,495,490
Net Interest Income and Net Yield on Interest-Earning Assets		$202,398	3.75%		$188,682	3.71%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the nine months ended September 30, 2019 and 2018.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the nine months ended September 30, 2019 compared with September 30, 2018:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$72	$11	$61
Tax-free investment securities	(2)	(12)	10
Taxable investment securities	(153)	469	(622)
Loans	29,829	13,491	16,338
Total interest income (b)	29,746	13,959	15,787
Interest-bearing liabilities:
Interest-bearing demand deposits	2,267	251	2,016
Savings deposits	5,022	188	4,834
Time deposits	5,370	1,145	4,225
Short-term borrowings	688	(1,500)	2,188
Long-term debt	2,683	2,832	(149)
Total interest expense	16,030	2,916	13,114
Net interest income	$13,716	$11,043	$2,673

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the nine months ended September 30:

	2019		2018
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,525	26%	$1,414	13%
Real estate construction	250	2	144	1
Residential real estate	375	4	1,607	15
Commercial real estate	2,183	23	4,602	42
Loans to individuals	4,305	45	3,265	29
Total	$9,638	100%	$11,032	100%
The provision for credit losses for the nine months ended September 30, 2019 decreased in comparison to the nine months ended September 30, 2018 by $1.4 million. The level of provision expense in the first nine months of 2019 is primarily a result of $7.4 million in net charge-offs, growth in the loan portfolio and an increase in the qualitative reserves as a result of a higher probability of slightly less favorable economic conditions.
The level of provision expense in the first nine months of 2018 was primarily a result of a $1.2 million increase in specific reserves for two commercial real estate loans and a $2.2 million charge-off for another commercial real estate loan. Also impacting the provision was $2.9 million in net charge-offs related to loans to individuals.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The allowance for credit losses was $50.0 million, or 0.82%, of total loans outstanding and 0.90% of total originated loans outstanding at September 30, 2019, compared to $47.8 million, or 0.83%, and 0.91%, respectively, at December 31, 2018 and $50.7 million, or 0.90%, and 0.99%, respectively, at September 30, 2018. Nonperforming loans as a percentage of total loans increased to 0.58% at September 30, 2019 from 0.55% at December 31, 2018 and 0.70% as of September 30, 2018. The allowance to nonperforming loan ratio was 141.64%, 149.14% and 127.35% as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

Below is an analysis of the consolidated allowance for credit losses for the nine months ended September 30, 2019 and 2018 and the year-ended December 31, 2018:

	September 30, 2019	September 30, 2018	December 31, 2018
	(dollars in thousands)
Balance, beginning of period	$47,764	$48,298	$48,298
Loans charged off:
Commercial, financial, agricultural and other	2,185	3,536	5,294
Real estate construction	—	—	—
Residential real estate	663	1,006	1,313
Commercial real estate	1,681	2,411	3,930
Loans to individuals	4,058	3,336	4,576
Total loans charged off	8,587	10,289	15,113
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	233	702	788
Real estate construction	158	99	141
Residential real estate	236	297	361
Commercial real estate	160	123	153
Loans to individuals	433	484	605
Total recoveries	1,220	1,705	2,048
Net credit losses	7,367	8,584	13,065
Provision charged to expense	9,638	11,032	12,531
Balance, end of period	$50,035	$50,746	$47,764
Noninterest Income
The following table presents the components of noninterest income for the nine months ended September 30:

	2019	2018	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$6,221	$6,014	$207	3%
Service charges on deposit accounts	13,792	13,418	374	3
Insurance and retail brokerage commissions	5,887	5,560	327	6
Income from bank owned life insurance	4,408	5,241	(833)	(16)
Card-related interchange income	15,800	14,929	871	6
Swap fee income	1,634	1,115	519	47
Other income	5,356	5,125	231	5
Subtotal	53,098	51,402	1,696	3
Net securities gains	15	8,102	(8,087)	(100)
Gain on sale of mortgage loans	6,101	4,267	1,834	43
Gain on sale of other loans and assets	3,831	3,548	283	8
Derivatives mark to market	(88)	789	(877)	(111)
Total noninterest income	$62,957	$68,108	$(5,151)	(8)%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Total noninterest income for the nine months ended September 30, 2019 decreased $5.2 million in comparison to the nine months ended September 30, 2018. The most significant changes include an $8.1 million decline in net securities gains resulting from the redemption and sale of the remainder of the pooled trust securities portfolio during the second quarter of 2018, a $0.9 million decrease in the mark to market adjustment on interest rate swaps entered into for our commercial loan customers and an $0.8 million decline in income from bank owned life insurance due to a $0.7 million death claim benefit recognized in the nine months ended September 30, 2018. Partially offsetting these decreases is a $1.8 million increase in the gain on sale of mortgage loans due to growth in our mortgage lending area, a $0.9 million increase in card-related interchange income and a $0.5 million increase in swap fee income as a result of growth in interest rate swaps entered into for our commercial customers.
Noninterest Expense
The following table presents the components of noninterest expense for the nine months ended September 30:

	2019	2018	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$83,205	$77,580	$5,625	7%
Net occupancy	13,878	12,932	946	7
Furniture and equipment	11,396	10,611	785	7
Data processing	7,988	7,764	224	3
Advertising and promotion	3,611	3,185	426	13
Pennsylvania shares tax	3,365	3,398	(33)	(1)
Intangible amortization	2,364	2,430	(66)	(3)
Collection and repossession	1,656	2,060	(404)	(20)
Other professional fees and services	2,755	3,000	(245)	(8)
FDIC insurance	1,164	1,590	(426)	(27)
Other operating	19,040	17,662	1,378	8
Subtotal	150,422	142,212	8,210	6
Loss on sale or write-down of assets	1,398	875	523	60
Merger and acquisition related	3,772	1,634	2,138	131
Litigation and operational losses	1,264	811	453	56
Total noninterest expense	$156,856	$145,532	$11,324	8%

Noninterest expense, excluding loss on sale or write-down of assets, litigation and operational losses and merger and acquisition related expenses, increased $8.2 million, or 6%, for the nine months ended September 30, 2019 compared to the same period in 2018. Contributing to the higher expenses in 2019 is a $5.6 million increase in salaries and employee benefits as a result of a higher number of full-time equivalent employees, annual merit increases and a $2.7 million increase in hospitalization expense. The higher number of employees is primarily a result of the acquisition of 14 branches from Santander in September 2019, Garfield in May 2018 and continued expansion of our mortgage and commercial banking businesses. The Santander and Garfield acquisitions also accounted for $0.3 million of the $0.9 million increase in net occupancy expense and $0.3 million of the $0.8 million increase in furniture and equipment expense. Expenses contributing to the increase in other operating expense include checkbook printing, travel and higher out of state financial institution tax. Collection and repossession expense decreased $0.4 million due to costs related to several OREO properties that occurred in 2018 with no similar activity in 2019. FDIC insurance decreased $0.4 million in comparison to the prior period as a result of a $0.6 million assessment credit received in the third quarter of 2019. This credit is a result of the FDIC deposit insurance fund reaching the required minimum reserve ratio. The company has $1.3 million in remaining credits that will offset FDIC expense in future quarters.

Loss on sale or write-down of assets increased $0.5 million due to a $0.5 million write-down of an OREO property. Merger and acquisition related expenses increased $2.1 million due to the completion of the acquisition of 14 branches from Santander.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Income Tax
The provision for income taxes increased $0.8 million for the nine months ended September 30, 2019, compared to the corresponding period in 2018.  While income before taxes decreased in comparison to the prior year, the effective tax rate increased 40 basis points due to the $0.8 million decrease in tax-free income from bank owned life insurance as well as certain deduction limitations included in the Tax Cuts and Jobs Act passed in December 2017.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the nine months ended September 30, 2019 and 2018.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. Additionally, the nine months ended September 30, 2018, included a $0.6 million reduction in tax expense due to an adjustment to the deferred tax asset adjustment recorded in the fourth quarter of 2017 as a result of the reduction in the statutory tax rate. These provided for an annual effective tax rate of 19.5% and 19.1% for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, our deferred tax assets totaled $16.4 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Net Income
For the three months ended September 30, 2019, First Commonwealth had net income of $26.6 million, or $0.27 diluted earnings per share, compared to net income of $25.1 million, or $0.25 diluted earnings per share, in the three months ended September 30, 2018. The increase in net income was primarily the result of an increase in net interest income and noninterest income offset by an increase in noninterest expense.
For the three months ended September 30, 2019, the Company’s return on average equity was 10.22% and its return on average assets was 1.31%, compared to 10.28% and 1.30%, respectively, for the three months ended September 30, 2018.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $68.9 million in the third quarter of 2019, compared to $64.3 million for the same period in 2018. This increase was due to both growth in average interest earning assets of $322.5 million and a 9 basis point increase in the net interest margin. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 76% and 76% for the three months ended September 30, 2019 and 2018, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.76% and 3.67% for the three months ended September 30, 2019 and September 30, 2018, respectively. The increase in the net interest margin is attributable to both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 4.53% for the three months ended September 30, 2019, an increase of 23 basis points compared to the 4.30% yield for the same period in 2018. This increase is largely due to an increase in the loan portfolio yield, which improved by 27 basis points when compared to the three months ended September 30, 2018. Contributing to this increase was an increase in the yield on our adjustable and variable rate commercial loan portfolio, which increased 16 basis points largely due to the Federal Reserve increasing short-term interest rates during 2018. Since the end of 2018, the Federal Reserve has decreased the target Federal Funds rate by 50 basis points.  While not reflected in the comparison of the periods presented, such decreases in rates have the effect of lowering yields on variable and adjustable rate loans, as well as, to a lesser extent, the cost of interest-bearing liabilities, and any additional rate decreases would be expected to have a similar effect. The yield on the investment portfolio decreased 15 basis points in comparison to the prior year. Investment portfolio purchases during the three months ended September 30, 2019 have been primarily in U.S. Agency securities with durations of approximately five years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The cost of interest-bearing liabilities increased to 1.05% for the three months ended September 30, 2019, from 0.84% for the same period in 2018, primarily due to an increase in the cost of short-term borrowings and an increase in long-term debt largely due to the issuance of $100 million of subordinated debt in the second quarter of 2018. Deposits acquired in our recent acquisitions, along with approximately $50 million of the subordinated debt proceeds, the maturity extension on $50.0 million of short-term borrowings and organic growth in consumer checking and savings deposits, contributed to a decline in average short-term borrowings of $246.6 million for the three months ended September 30, 2019 compared to the same period in 2018. Higher market interest rates resulted in the cost of interest-bearing deposits increasing 17 basis points and short-term borrowings increasing 18 basis points in comparison to the same period last year. The impact of the subordinated debt on the cost of interest-bearing liabilities was 14 basis points for the three months ended September 30, 2019 compared to 7 basis points for the three months ended September 30, 2018.
For the three months ended September 30, 2019, changes in interest rates positively impacted net interest income by $0.4 million when compared with the same period in 2018. The higher yield on interest-earning assets positively impacted net interest income by $3.5 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $3.0 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $4.1 million in the three months ended September 30, 2019, as compared to the same period in 2018. Higher levels of interest-earning assets resulted in an increase of $4.2 million in interest income while changes in the volume of interest-bearing liabilities had a minimal impact on interest expense. Average earning assets for the three months ended September 30, 2019 increased $322.5 million, or 4.6%, compared to the same period in 2018. Average loans for the comparable period increased $385.4 million, or 6.8%. Loans acquired with of the Santander branch acquisition contributed $26.1 million to the increase in average loans during the third quarter 2019.
Net interest income also benefited from a $167.6 million increase in average net free funds at September 30, 2019 as compared to September 30, 2018. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $112.5 million, or 7.8%, in noninterest-bearing demand deposit average balances. Average time deposits for the three months ended September 30, 2019 increased by $76.8 million at higher costs compared to the comparable period in 2018, increasing interest expense by $1.2 million. Increases in market interest rates negatively impacted interest expense by $3.0 million, while changes in the mix of interest-bearing liabilities had a minimal impact. Deposits acquired at closing of the Santander branch acquisition contributed $123.0 million to the increase in average deposits during the third quarter of 2019.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended September 30:

	2019	2018
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$82,575	$74,873
Adjustment to fully taxable equivalent basis	430	498
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	83,005	75,371
Interest expense	14,130	11,060
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$68,875	$64,311

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended September 30:

	2019			2018
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$9,033	$81	3.56%	$2,188	$39	7.07%
Tax-free investment securities	65,463	504	3.05	67,669	520	3.05
Taxable investment securities	1,151,774	7,382	2.54	1,219,321	8,319	2.71
Loans, net of unearned income (b)(c)	6,042,822	75,038	4.93	5,657,390	66,493	4.66
Total interest-earning assets	7,269,092	83,005	4.53	6,946,568	75,371	4.30
Noninterest-earning assets:
Cash	93,740			95,666
Allowance for credit losses	(52,593)			(52,933)
Other assets	739,813			672,728
Total noninterest-earning assets	780,960			715,461
Total Assets	$8,050,052			$7,662,029
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,357,281	$2,092	0.61%	$1,221,780	$1,352	0.44%
Savings deposits (d)	2,575,810	3,950	0.61	2,435,659	2,307	0.38
Time deposits	863,714	3,804	1.75	786,912	2,347	1.18
Short-term borrowings	323,041	1,620	1.99	569,666	2,603	1.81
Long-term debt	234,497	2,664	4.51	185,401	2,451	5.24
Total interest-bearing liabilities	5,354,343	14,130	1.05	5,199,418	11,060	0.84
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,560,478			1,447,948
Other liabilities	101,328			44,261
Shareholders’ equity	1,033,903			970,402
Total noninterest-bearing funding sources	2,695,709			2,462,611
Total Liabilities and Shareholders’ Equity	$8,050,052			$7,662,029
Net Interest Income and Net Yield on Interest-Earning Assets		$68,875	3.76%		$64,311	3.67%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended September 30, 2019 and 2018.

(b)	Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended September 30, 2019 compared with September 30, 2018:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$42	$122	$(80)
Tax-free investment securities	(16)	(17)	1
Taxable investment securities	(937)	(461)	(476)
Loans	8,545	4,527	4,018
Total interest income (b)	7,634	4,171	3,463
Interest-bearing liabilities:
Interest-bearing demand deposits	740	150	590
Savings deposits	1,643	134	1,509
Time deposits	1,457	228	1,229
Short-term borrowings	(983)	(1,125)	142
Long-term debt	213	648	(435)
Total interest expense	3,070	35	3,035
Net interest income	$4,564	$4,136	$428

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the three months ended September 30:

	2019		2018
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$(17)	(1)%	$(580)	(20)%
Real estate construction	(155)	(6)	238	8
Residential real estate	125	5	200	7
Commercial real estate	1,037	38	1,898	64
Loans to individuals	1,718	64	1,205	41
Total	$2,708	100%	$2,961	100%
The provision for credit losses for the three months ended September 30, 2019 decreased in comparison to the three months ended September 30, 2018 by $0.3 million. The level of provision expense in the third quarter of 2019 is primarily a result of $3.7 million in net charge-offs.
The level of provision expense in the third quarter of 2018 was primarily due to a $1.2 million increase in specific reserves related to two commercial real estate loans and $3.5 million in net charge-offs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended September 30, 2019 and 2018 and the year-ended December 31, 2018:

	September 30, 2019	September 30, 2018	December 31, 2018
	(dollars in thousands)
Balance, beginning of period	$51,061	$51,314	$48,298
Loans charged off:
Commercial, financial, agricultural and other	791	2,582	5,294
Real estate construction	—	—	—
Residential real estate	383	277	1,313
Commercial real estate	1,382	—	3,930
Loans to individuals	1,574	1,080	4,576
Total loans charged off	4,130	3,939	15,113
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	62	66	788
Real estate construction	74	92	141
Residential real estate	17	51	361
Commercial real estate	81	36	153
Loans to individuals	162	165	605
Total recoveries	396	410	2,048
Net credit losses	3,734	3,529	13,065
Provision charged to expense	2,708	2,961	12,531
Balance, end of period	$50,035	$50,746	$47,764
Noninterest Income
The following table presents the components of noninterest income for the three months ended September 30:

	2019	2018	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,325	$2,206	$119	5%
Service charges on deposit accounts	4,954	4,589	365	8
Insurance and retail brokerage commissions	1,912	1,872	40	2
Income from bank owned life insurance	1,540	1,579	(39)	(2)
Card related interchange income	5,629	5,044	585	12
Swap fee income	421	528	(107)	(20)
Other income	1,865	1,754	111	6
Subtotal	18,646	17,572	1,074	6
Net securities gains	9	—	9	N/A
Gain on sale of mortgage loans	2,599	1,542	1,057	69
Gain on sale of other loans and assets	970	643	327	51
Derivatives mark to market	(45)	—	(45)	N/A
Total noninterest income	$22,179	$19,757	$2,422	12%

Total noninterest income for the three months ended September 30, 2019 increased $2.4 million in comparison to the three months ended September 30, 2018. The most significant changes include a $1.1 million increase in the gain on sale of mortgage loans primarily due to growth in our mortgage lending area. Additionally, card related interchange income increased $0.6 million. The Santander branches, which were acquired on September 6, 2019, contributed $0.1 million in noninterest income during the third quarter of 2019.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended September 30:

	2019	2018	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$28,674	$26,553	$2,121	8%
Net occupancy	4,521	4,341	180	4
Furniture and equipment	3,904	3,424	480	14
Data processing	2,825	2,853	(28)	(1)
Advertising and promotion	1,140	1,200	(60)	(5)
Pennsylvania shares tax	1,189	1,248	(59)	(5)
Intangible amortization	865	817	48	6
Collection and repossession	649	630	19	3
Other professional fees and services	969	962	7	1
FDIC insurance	35	217	(182)	(84)
Other operating	5,928	6,645	(717)	(11)
Subtotal	50,699	48,890	1,809	4
Loss on sale or write-down of assets	152	181	(29)	(16)
Merger and acquisition related	3,738	24	3,714	15,475
Litigation and operational losses	308	435	(127)	(29)
Total noninterest expense	$54,897	$49,530	$5,367	11%

Noninterest expense, excluding loss on sale or write-down of assets, litigation and operational losses and merger and acquisition related expenses, increased $1.8 million, or 4%, for the three months ended September 30, 2019 compared to the same period in 2018. Merger and acquisition related expenses totaled $3.7 million in the third quarter of 2019. Contributing to the higher expenses in 2019 is a $2.1 million increase in salaries and employee benefits as a result of a higher number of full-time equivalent employees, annual merit increases and a $0.8 million increase in hospitalization expense. The higher number of employees is a result of the Santander branch acquisition in September 2019 as well as continued expansion of our mortgage and commercial banking businesses. Partially offsetting the increase is a $0.7 million decrease in other operating expense, which is primarily due to a $0.5 million decrease in unfunded commitment expense. Operating expenses related to the Santander branches, which were acquired on September 6, 2019, resulted in $0.8 million in noninterest expense during the third quarter of 2019.

FDIC insurance decreased $0.2 million in comparison to the prior period as a result of a $0.6 million assessment credit received in the third quarter of 2019. This credit is a result of the FDIC deposit insurance fund reaching the required minimum reserve ratio. The company has $1.3 million in remaining credits that will offset FDIC expense in future quarters.

Total noninterest expense increased $5.4 million for the three months ended September 30, 2019 compared to the same period in 2018. Include in this increase is a $3.7 million increase in merger and acquisition expense. The acquisition of Santander was completed in September 2019 with no similar activity in the third quarter of 2018.
Income Tax
The provision for income taxes increased $0.4 million for the three months ended September 30, 2019, compared to the corresponding period in 2018.  The effective tax rate increased 20 basis points from 19.1% to 19.3% due to the increase in income before income taxes as well as certain deduction limitations included in the Tax Cuts and Jobs Act passed in December 2017.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended September 30, 2019 and 2018.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

the first nine months of 2019, the maturity and redemption of investment securities provided $169.6 million in liquidity. These funds contributed to the liquidity used to pay down of short-term borrowings, originate loans, purchase investment securities and fund depositor withdrawals. Additionally, in September 2019, $243.3 million in short-term borrowings were paid off with proceeds from the Santander branch acquisition.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of September 30, 2019, our maximum borrowing capacity under this program was $1.2 billion and as of that date there was $4.7 million outstanding with an average weighted rate of 1.46% and an average original term of 336 days. These deposits are part of a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At September 30, 2019, the borrowing capacity under this program totaled $840.5 million and there were no amounts outstanding. As of September 30, 2019, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.5 billion and as of that date amounts used against this capacity included $0.1 billion in outstanding borrowings and no outstanding letters of credit.
We also have available unused federal funds lines with six correspondent banks. These lines have an aggregate commitment of $205.0 million with $7.0 million outstanding balance as of September 30, 2019. In addition, we have available unused repo lines with three correspondent banks. These lines have an aggregate commitment of $488.4 million with no outstanding balance as of September 30, 2019.
First Commonwealth Financial Corporation has an unsecured $20 million line of credit with another financial institution. As of September 30, 2019, there are no amounts outstanding on this line.
First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$1,657,507	$1,466,213
Interest-bearing demand deposits(a)	263,312	180,209
Savings deposits(a)	3,867,034	3,401,354
Time deposits	890,143	850,216
Total	$6,677,996	$5,897,992

(a)	Balances include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.
The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds.
During the first nine months of 2019, total deposits increased $780.0 million, with $470.8 million of that increase related to the acquisition of 14 branches from Santander. The acquisition provided for an additional $86.6 million in noninterest-bearing deposits, $312.0 million in interest bearing demand and savings deposits and $72.2 million in time deposits. Exclusive of the acquisition, interest bearing demand and savings deposits increased $236.8 million, noninterest-bearing demand deposits increased $104.7 million and time deposits decreased $32.3 million.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.80 and 0.74 at September 30, 2019 and December 31, 2018, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

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

The following is the gap analysis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,773,709	$303,122	$475,440	$3,552,271	$1,970,024	$569,937
Investments	90,752	72,881	127,711	291,344	565,144	315,253
Other interest-earning assets	16,408	—	—	16,408	—	—
Total interest-sensitive assets (ISA)	2,880,869	376,003	603,151	3,860,023	2,535,168	885,190
Certificates of deposit	174,941	113,576	275,779	564,296	323,213	2,634
Other deposits	4,130,346	—	—	4,130,346	—	—
Borrowings	156,125	228	466	156,819	104,262	57,058
Total interest-sensitive liabilities (ISL)	4,461,412	113,804	276,245	4,851,461	427,475	59,692
Gap	$(1,580,543)	$262,199	$326,906	$(991,438)	$2,107,693	$825,498
ISA/ISL	0.65	3.30	2.18	0.80	5.93	14.83
Gap/Total assets	19.39%	3.22%	4.01%	12.16%	25.85%	10.13%

	December 31, 2018
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,659,890	$291,134	$439,098	$3,390,122	$1,802,605	$569,659
Investments	81,971	60,654	99,288	241,913	612,407	468,916
Other interest-earning assets	3,013	—	—	3,013	—	—
Total interest-sensitive assets (ISA)	2,744,874	351,788	538,386	3,635,048	2,415,012	1,038,575
Certificates of deposit	116,469	116,664	276,101	509,234	338,148	2,834
Other deposits	3,581,563	—	—	3,581,563	—	—
Borrowings	794,206	218	443	794,867	54,080	57,932
Total interest-sensitive liabilities (ISL)	4,492,238	116,882	276,544	4,885,664	392,228	60,766
Gap	$(1,747,364)	$234,906	$261,842	$(1,250,616)	$2,022,784	$977,809
ISA/ISL	0.61	3.01	1.95	0.74	6.16	17.09
Gap/Total assets	22.32%	3.00%	3.34%	15.98%	25.84%	12.49%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2019 ($)	$(19,404)	$(8,065)	$3,996	$6,551
September 30, 2019 (%)	(7.05)%	(2.93)%	1.45%	2.38%

December 31, 2018 ($)	$(16,914)	$(6,442)	$1,368	$2,587
December 31, 2018 (%)	(6.32)%	(2.41)%	0.51%	0.97%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2019 ($)	$(42,480)	$(15,993)	$6,333	$10,170
September 30, 2019 (%)	(15.42)%	(5.81)%	2.30%	3.69%

December 31, 2018 ($)	$(37,239)	$(14,277)	$10,674	$20,597
December 31, 2018 (%)	(13.90)%	(5.33)%	3.99%	7.69%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the nine months ended September 30, 2019 and 2018, the cost of our interest-bearing liabilities averaged 1.08% and 0.71%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.55% and 4.25%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $4.8 million at September 30, 2019 and is classified in "Other liabilities" on the Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first nine months of 2019, 26 loans totaling $7.4 million were identified as troubled debt restructurings.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The balance of troubled debt restructured loans decreased $1.4 million from December 31, 2018. Changes during the first nine months of 2019 are largely the result of the pay-off of a $6.0 million commercial, financial, agricultural and other relationship. Please refer to Note 9 “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
Nonperforming loans, including loans held for sale, increased $3.3 million to $35.3 million at September 30, 2019 compared to $32.0 million at December 31, 2018. During the nine months ended September 30, 2019, $17.1 million of loans were moved to nonaccrual. Offsetting these additions was the payoff of a $6.0 million commercial, financial, agricultural and other relationship, payoffs of $5.0 million related to two commercial real estate loans, the charge-off of a $0.5 million commercial, financial, agricultural and other loan and the $0.3 million charge-off of a commercial real estate loan.
The allowance for credit losses as a percentage of nonperforming loans was 141.64% as of September 30, 2019, compared to 149.14% at December 31, 2018, and 127.35% at September 30, 2018. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $1.5 million and general reserves of $48.5 million as of September 30, 2019. Specific reserves decreased $0.1 million from December 31, 2018, and decreased $3.8 million from September 30, 2018. The decrease from September 30, 2018 is primarily due to the payoff of two commercial relationships totaling $14.3 million and the sale of a $3.7 million dollar commercial relationship. These three relationships had total specific reserves of $9.0 million. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2019.
Criticized loans totaled $128.7 million at September 30, 2019 and represented 2.1% of the loan portfolio. The level of criticized loans increased as of September 30, 2019 when compared to December 31, 2018, by $1.5 million, or 1.1%. Classified loans totaled $50.7 million at September 30, 2019 compared to $40.2 million at December 31, 2018, an increase of $10.5 million, or 26.0%. The increase in criticized loans is primarily the result of the aforementioned changes in nonperforming loans. Delinquency on accruing loans for the same period increased $4.1 million, or 39.6%, the majority of which are commercial, financial, agricultural and other loans and commercial real estate loans.
The allowance for credit losses was $50.0 million at September 30, 2019, or 0.82% of total loans outstanding, compared to 0.83% reported at December 31, 2018, and 0.90% at September 30, 2018. General reserves, or the portion of the allowance related to loans that were not specifically evaluated for impairment, as a percentage of non-impaired loans were 0.80% at September 30, 2019 compared to 0.80% at December 31, 2018 and 0.81% at September 30, 2018. General reserves as a percentage of non-impaired originated loans were 0.87% at September 30, 2019 compared to 0.88% at December 31, 2018 and 0.89% at September 30, 2018.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	September 30,				December 31, 2018
	2019		2018
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$16,227		$17,921		$11,509
Loans held for sale on a nonaccrual basis	—		—		—
Troubled debt restructured loans on nonaccrual basis	11,074		13,876		11,761
Troubled debt restructured loans on accrual basis	8,024		8,052		8,757
Total nonperforming loans	$35,325		$39,849		$32,027
Loans past due 30 to 90 days and still accruing	$12,387		$10,702		$8,760
Loans past due in excess of 90 days and still accruing	$2,054		$1,647		$1,582
Other real estate owned	$1,622		$3,874		$3,935
Loans held for sale at end of period	$20,288		$8,287		$11,881
Portfolio loans outstanding at end of period	$6,099,561		$5,662,782		$5,774,139
Average loans outstanding	$5,935,427	(a)	$5,541,600	(a)	$5,582,651	(b)
Nonperforming loans as a percentage of total loans	0.58%		0.70%		0.55%
Provision for credit losses	$9,638	(a)	$11,032	(a)	$12,531	(b)
Allowance for credit losses	$50,035		$50,746		$47,764
Net charge-offs	$7,367	(a)	$8,584	(a)	$13,065	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.17%		0.21%		0.23%
Provision for credit losses as a percentage of net charge-offs	130.83%	(a)	128.52%	(a)	95.91%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	0.82%		0.90%		0.83%
Allowance for credit losses as a percentage of end-of-period originated loans outstanding	0.90%		0.99%		0.91%
Allowance for credit losses as a percentage of nonperforming loans (d)	141.64%		127.35%		149.14%

(a)	For the nine-month period ended.

(b)	For the twelve-month period ended.

(c)	Does not include loans held for sale.

(d)	Does not include nonperforming loans held for sale.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,210,936	20%	$1,138,473	20%
Real estate construction	420,281	7	358,978	6
Residential real estate	1,666,220	27	1,562,405	27
Commercial real estate	2,124,240	35	2,123,544	37
Loans to individuals	677,884	11	590,739	10
Total loans and leases net of unearned income	$6,099,561	100%	$5,774,139	100%
During the nine months ended September 30, 2019, loans increased $325.4 million, or 5.6%, compared to balances outstanding at December 31, 2018, of which $100.0 million was acquired at the time of the Santander branch acquisition. All loan categories reflect growth for the nine months ended September 30, 2019, with residential real estate, loans to individuals and commercial, financial, agricultural providing a majority of the growth. Commercial, financial, agricultural and other loans increased $72.5 million, or 6.4%, largely due to growth in direct lending in Pennsylvania and Ohio. Loans acquired from

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Santander accounted for $7.0 million of the growth in this category. Real estate construction loans increased $61.3 million, or 17.1%, with $55.2 million resulting from growth in commercial construction projects primarily in Pennsylvania and Ohio and $27.7 million due to growth in consumer construction. Residential real estate grew $103.8 million, primarily due to $71.8 million acquired as part of the Santander branch acquisition and continued growth in residential mortgages. Loans to individuals increased $87.1 million as a result of growth in the indirect portfolio and $11.8 million in loans acquired from Santander.
As indicated in the table below, commercial, financial, agricultural and other, residential real estate and commercial real estate loans represented a significant portion of the nonperforming loans as of September 30, 2019. See discussions related to the provision for credit losses and loans for more information.

	For the Nine Months Ended September 30, 2019			As of September 30, 2019
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,952	26.50%	0.05%	$10,975	31.07%	0.18%
Real estate construction	(158)	(2.14)	—	—	—	—
Residential real estate	427	5.79	0.01	12,651	35.81	0.21
Commercial real estate	1,521	20.64	0.03	11,294	31.97	0.18
Loans to individuals	3,625	49.21	0.08	405	1.15	0.01
Total loans, net of unearned income	$7,367	100.00%	0.17%	$35,325	100.00%	0.58%
Net charge-offs for the nine months ended September 30, 2019 totaled $7.4 million, compared to $8.6 million for the nine months ended September 30, 2018. The most significant charge-offs during the nine months ended September 30, 2019 included a $1.3 million charge-off, a $0.5 million charge-off and a $0.3 million charge-off for three commercial customers and $3.6 million in net charge-offs related to loans to individuals, primarily indirect auto loans and personal credit lines. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At September 30, 2019, shareholders’ equity was $1.0 billion, an increase of $63.6 million from December 31, 2018. The increase was primarily the result of $78.5 million in net income, $3.5 million in treasury stock sales and an increase of $17.4 million in the fair value of available for sale investments. These increases were partially offset by $29.6 million of dividends paid to shareholders and $6.2 million of common stock repurchases. Cash dividends declared per common share were $0.30 and $0.26 for the nine months ended September 30, 2019 and 2018, respectively.
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
Effective January 1, 2015, the Company became subject to the new regulatory risk-based capital rules adopted by the federal banking agencies implementing Basel III. The most significant changes included higher minimum capital requirements, as the minimum Tier I capital ratio increased from 4.0% to 6.0% and a new common equity Tier I capital ratio was established with a minimum level of 4.5%. Additionally, the rules improved the quality of capital by providing stricter eligibility criteria for regulatory capital instruments and provide for a phase-in, beginning January 1, 2016, of a capital conservation buffer of 2.5% of risk-weighted assets. This buffer, which was fully phased-in as of January 1, 2019, provides a requirement to hold common equity Tier 1 capital above the minimum risk-based capital requirements, resulting in an effective common equity Tier I risk-weighted asset minimum ratio of 7% on a fully phased-in basis.

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
As of September 30, 2019, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$935,130	14.11%	$695,859	10.50%	$662,723	10.00%
First Commonwealth Bank	897,035	13.56	694,517	10.50	661,445	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$782,068	11.80%	$563,315	8.50%	$530,178	8.00%
First Commonwealth Bank	743,973	11.25	562,228	8.50	529,156	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$782,068	10.13%	$308,930	4.00%	$386,163	5.00%
First Commonwealth Bank	743,973	9.65	308,358	4.00	385,447	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$712,068	10.74%	$463,906	7.00%	$430,770	6.50%
First Commonwealth Bank	743,973	11.25	463,012	7.00	429,939	6.50
On October 29, 2019, First Commonwealth Financial Corporation declared a quarterly dividend of $0.10 per share payable on November 22, 2019 to shareholders of record as of November 8, 2019. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
On March 4, 2019 a share repurchase program was authorized by the Board of Directors for up to an additional $25.0 million in shares of the Company's common stock. As of September 30, 2019, 177,723 common shares were repurchased at an average price of $12.37 per share. First Commonwealth may suspend or discontinue the program at any time.

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

On March 4, 2019, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock. The following table details the amount of shares repurchased under this program during the third quarter of 2019:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
July 30, 2019	—	$—	—	1,611,490
August 31, 2019	177,723	12.37	—	1,616,178
September 30, 2019	—	—	—	1,505,431
Total	177,723	$12.37	—

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $13.77 at July 30, 2019, $12.37 at August 31, 2019 and $13.28 at September 30, 2019.

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: November 7, 2019	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: November 7, 2019	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer