Form 10-K
period 2019-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2020-03-02
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file Number 001-11138
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA		25-1428528
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
601 PHILADELPHIA STREET		15701
INDIANA,	PA
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (724) 349-7220
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $1 PAR VALUE	NEW YORK STOCK EXCHANGE
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
Large accelerated filer ☒     Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2019) was approximately $1,307,605,800.
The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of February 27, 2020, was 98,262,862.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 28, 2020 are incorporated by reference into Part III.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of First Commonwealth or its management or Board of Directors, including those relating to products, services or operations; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may,” are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on us and our customers.

•	Volatility and disruption in national and international financial and commodity markets.

•	Government intervention in the U.S. financial system.

•	Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply.

•	The soundness of other financial institutions.

•	Political instability.

•	Impairment of our goodwill or other intangible assets.

•	Acts of God or of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of our borrowers.

•	Technological changes.

•	The cost and effects of failure, interruption, or breach of security of our systems.

•	Acquisitions and integration of acquired businesses.

•	Our ability to attract and retain qualified employees.

•	Changes in the competitive environment in our markets and among banking organizations and other financial service providers.

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

PART I

ITEM 1.    Business
Overview
First Commonwealth Financial Corporation (“First Commonwealth,” the “Company” or “we”) is a financial holding company headquartered in Indiana, Pennsylvania. First Commonwealth's subsidiaries include, First Commonwealth Bank ("FCB" or the "Bank"), First Commonwealth Insurance Agency, Inc. ("FCIA"), FRAMAL and First Commonwealth Financial Advisors, Inc ("FCFA"). We provide a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services and offer insurance products through FCB and our other operating subsidiaries. At December 31, 2019, we had total assets of $8.3 billion, total loans of $6.2 billion, total deposits of $6.7 billion and shareholders’ equity of $1.1 billion. Our principal executive office is located at 601 Philadelphia Street, Indiana, Pennsylvania 15701, and our telephone number is (724) 349-7220.
FCB is a Pennsylvania bank and trust company. At December 31, 2019, the Bank operated 147 community banking offices throughout western and central Pennsylvania, and northeastern, central and southwestern Ohio, as well as corporate banking centers in Pittsburgh, Pennsylvania, and Columbus, Canton and Cleveland, Ohio, and mortgage banking offices in Wexford, Pennsylvania, and Hudson, Westlake and Lewis Center, Ohio. The Bank also operates a network of 163 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the NYCE and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is a member of the Allpoint ATM network, which allows surcharge-free access to over 55,000 ATMs. The Bank is also a member of the “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of over 350 ATMs in over 50 counties in Pennsylvania, Maryland, New York, and Ohio.
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
We have also focused on organic growth, improving the reach of our franchise and the breadth of our product offering. As part of this strategy, we have opened fourteen de novo branches since 2005, all of which are in the greater Pittsburgh area. As a result of our prior acquisitions and de novo strategy, FCB operates 57 branches and a corporate banking center in the Pittsburgh metropolitan statistical area and currently ranks tenth in deposit market share.
In 2015, we expanded into central Ohio through the acquisition of First Community Bank with four branches in the Columbus area. In 2016, we acquired 13 branches from FirstMerit Bank, National Association, in Canton-Massillon and Ashtabula, Ohio and in 2017, we acquired DCB Financial Corp ("DCB") and its banking subsidiary The Delaware County Bank and Trust Company with nine full-service banking offices in the Columbus, Ohio MSA. In 2018, we acquired Garfield Acquisition Corp., and its banking subsidiary Foundation Bank with five full-service banking offices in the Cincinnati, Ohio area. Additionally, since 2014, we have expanded our presence in this Ohio market by opening a corporate loan production office in Columbus, Canton and Cleveland, Ohio, and mortgage loan offices in Hudson, Westlake and Lewis Center, Ohio.
In 2019, we expanded our Pennsylvania markets into State College, Lock Haven, Williamsport and Lewisburg through the acquisition of 14 branches from Santander Bank, N.A. ("Santander").
Our operating objectives include expansion, diversification within our markets, growth of our fee-based income, and growth internally and through acquisitions of financial institutions, branches, and financial services businesses. We generally seek merger or acquisition partners that are culturally similar, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. We regularly evaluate merger and acquisition opportunities and, from time to time, conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations, may take place and future merger acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of First Commonwealth’s tangible book value and net income per common share may occur in connection with any future transaction. Our ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will be dependent upon our bank regulators’ views at the time as to the capital levels, quality of management and our overall condition and their assessment of a variety of other factors. Certain merger or acquisition transactions, including those involving the acquisition of a depository institution or the assumption of the deposits of any depository institution, require formal approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations.
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

Commercial Real Estate
Commercial real estate loans represent term loans secured by owner-occupied and non-owner occupied properties. Commercial real estate loans are underwritten based on an evaluation of each borrower’s cash flow as the principal source of loan repayment, and are generally secured by a first lien on the property as a secondary source of repayment. Our underwriting process for non-owner occupied properties evaluates the history of occupancy, quality of tenants, lease terms, operating expenses and cash flow. Commercial real estate loans are subject to the same credit evaluation as previously described for commercial loans. Approximately 19%, by principal amount, of our commercial real estate loans involve owner-occupied properties.

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
Deposits
Deposits are our primary source of funds to support our revenue-generating assets. We offer traditional deposit products to businesses and other customers with a variety of rates and terms. Deposits at our bank are insured by the FDIC up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At December 31, 2019, we held $6.7 billion of total deposits, which consisted of $1.7 billion, or 25%, in non-interest bearing checking accounts, $4.2 billion, or 62%, in interest bearing checking accounts, money market and savings accounts, and $0.8 billion, or 13%, in CDs and IRAs.

Competition
The banking and financial services industry is extremely competitive in our market area. We face vigorous competition for customers, loans and deposits from many companies, including commercial banks, savings and loan associations, finance companies, credit unions, trust companies, mortgage companies, money market mutual funds, insurance companies, and brokerage and investment firms. Many of these competitors are significantly larger than us, have greater resources, higher lending limits and larger branch systems and offer a wider array of financial services than us. In addition, some of these competitors, such as credit unions, are subject to a lesser degree of regulation or taxation than banks.
Employees
At December 31, 2019, First Commonwealth and its subsidiaries employed 1,429 full-time employees and 142 part-time employees.
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
Banking Holding Company Activities. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies such as First Commonwealth may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, without in either case the prior approval of the FRB. Activities that are financial in nature include securities underwriting and dealing, insurance agency activities and making merchant banking investments.
To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be well capitalized and well managed. A depository institution subsidiary is considered to be well capitalized if it satisfies the requirements for this status discussed in the section below captioned "Prompt Corrective Action." A depository institution subsidiary is considered well managed if it received a composite rating and management rating of at least satisfactory in its most recent examination. A financial holding company’s status will also depend upon maintaining its status as well capitalized and well managed under applicable FRB regulations. If a financial holding company ceases to meet these capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the holding company’s depository institutions.

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
Source of Strength Doctrine. FRB policy and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. First Commonwealth is expected to commit resources to support FCB, including at times when First Commonwealth may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
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
A significant portion of our income comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, our bank is subject to limitations under Pennsylvania law regarding the level of dividends that it may pay to us. In general, dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus is at least equal to capital. Dividends may not reduce surplus without the prior consent of the Pennsylvania Department of Banking and Securities. FCB has not reduced its surplus through the payment of dividends. As of December 31, 2019, FCB could pay dividends to First Commonwealth of $245.3 million without reducing its capital levels below "well capitalized" levels and without the approval of the Pennsylvania Department of Banking and Securities.
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
In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. We will continue to monitor the proposed rules and evaluate the impact of any changes to the regulations implementing the CRA on our business.
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
The Consumer Financial Protection Bureau ("CFPB"), has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more. The FDIC has primary responsibility for examination of our bank and enforcement with respect to federal consumer protection laws so long as our bank has total consolidated assets of less than $10 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from institutions with less than $10 billion in assets, such as our bank, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.
Deposit Insurance. Deposits of FCB are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund (“DIF”). Deposit insurance assessments are based upon average total assets minus average total equity. The insurance assessments are based upon a matrix that takes into account a bank’s capital level and supervisory rating. The FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. As an institution with less than $10 billion in assets, FCB’s assessment rates are based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund). For institutions with $10 billion or more in assets, assessment rates are calculated using a scorecard that combines the supervisory risk ratings of the institution with certain forward-looking financial measures. These assessment rates are subject to adjustments based upon the insured depository institution’s ratio of long-term unsecured debt to the assessment base, long-term unsecured debt issued by other insured depository institutions to the assessment base, and brokered deposits to the assessment base. However, the adjustments based on brokered deposits to the assessment base will not apply so long as the institution is well capitalized and has a composite CAMELS rating of 1 or 2. The CAMELS rating system is a bank rating system where bank supervisory authorities rate institutions according to six factors: capital adequacy, asset quality, management quality, earnings, liquidity and sensitivity to market risk. The FDIC may make additional discretionary assessment rate adjustments.

Capital Requirements
First Commonwealth and FCB are each required to comply with applicable capital adequacy standards established by the FRB.
In July 2013, the federal bank regulators approved final rules (the “Basel III Capital Rules”) implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. Since fully phased in on January 1, 2019, the Basel III Capital Rules require First Commonwealth and FCB to maintain the following:

•
A minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of CET1 to risk-weighted assets of 7.0%);

•	A minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%);

•
A minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5%); and

•	A minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
Banking institutions that fail to meet the effective minimum ratios once the capital conservation buffer is taken into account, as detailed above, will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).
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
With respect to FCB, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.” The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the general risk-based capital rules to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.
Liquidity Requirements
The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. Rules applicable to certain large banking organizations have been implemented for LCR and proposed for NSFR; however, based on our asset size, these rules do not currently apply to First Commonwealth and FCB.
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
First Commonwealth believes that, as of December 31, 2019, FCB was a “well-capitalized” bank as defined by the FDIA. See Note 25 “Regulatory Restrictions and Capital Adequacy” of Notes to the Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.
The Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds (so called "covered funds"). The statutory provision is commonly called the “Volcker Rule.” Banks with less than $10 billion in total consolidated assets, such as FCB, are exempt from the Volker Rule.
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
The Dodd-Frank Act contained an exemption from the interchange fee cap for any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. We currently qualify for this exemption. We earned approximately $21.7 million in card related interchange income during the 2019 fiscal year. If we did not qualify for this exemption, we estimate that our interchange income would have been approximately $12.4 million, representing a $9.3 million reduction due to the cap on interchange fees. We would become subject to the interchange fee cap beginning July 1 of the year following the time when the level of our total assets reaches or exceeds $10 billion.

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
Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. See “Supervision and Regulation” included in Item 1. Business for a more detailed description of the regulatory requirements applicable to First Commonwealth.
Declines in real estate values could adversely affect our earnings and financial condition.
As of December 31, 2019, approximately 68% of our loans were secured by real estate. These loans consist of residential real estate loans (approximately 27% of total loans), commercial real estate loans (approximately 34% of total loans) and real estate construction loans (approximately 7% of total loans). Declines in real estate value could adversely affect the value of the collateral for these loans, the ability of borrowers to make timely repayment of these loans and our ability to recoup the value of the collateral upon foreclosure, negatively impacting our earnings and financial condition.
Our earnings are significantly affected by general business and economic conditions.
Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance and the strength of the United States economy, all of which are beyond our control. During 2019, the United States economy has continued to grow across a wide range of industries and regions in the United States. However, there are emerging and continuing concerns related to, among other things, the level of United States government debt and fiscal actions that may be taken to address that debt, the potential effects of coronavirus on international trade (including supply chains and export levels), travel, employee productivity and other economic activities, depressed oil prices and the United States-China trade disputes and related tariffs that may have a destabilizing effect on financial markets and economic activity.  A deterioration in economic conditions may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment may also result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, financial condition and results of operations.
Our allowance for credit losses may be insufficient.
All borrowers carry the potential to default and our remedies to recover may not fully satisfy money previously loaned. We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is appropriate to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for credit losses reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic conditions and unidentified losses in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions or forecasts, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different than those of management. An increase in the allowance for credit losses results in a decrease in net income or losses, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.

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
In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

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
At December 31, 2019, goodwill represented approximately 4% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. We test our goodwill and other intangible assets with indefinite lives for impairment at least annually (or whenever events occur which may indicate possible impairment). Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired. Determining the fair value of our company requires a high degree of subjective management assumptions. Any changes in key assumptions about our business and its prospects, changes in market conditions or other externalities, for impairment testing purposes could result in a non-cash impairment charge and such a charge could have a material adverse effect on our consolidated results of operations. Changes in the economic environment may adversely affect our earnings, the fair value of our assets and liabilities and our stock price, all of which may increase the risk of goodwill impairment.

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
From time to time accounting standards setters change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results or a cumulative charge to retained earnings. See New Accounting Pronouncements in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further information regarding pending accounting standards updates.
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

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve or the Federal Home Loan Bank.

We cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of First Commonwealth Bank or counterparties participating in the capital markets, or a downgrade of the Company’s or First Commonwealth Bank’s debt ratings, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition and results of operations.
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
First Commonwealth Bank has 147 community banking offices, of which 56 are leased and 91 are owned. We also lease three mortgage loan production offices and four corporate loan production offices. During 2019, we acquired 14 offices, of which 5 are leased, as part of the Santander branch acquisition.
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

Executive Officers of First Commonwealth Financial Corporation
The name, age and principal occupation for each of the executive officers of First Commonwealth Financial Corporation as of December 31, 2019 is set forth below:
Jane Grebenc, age 61, has served as Executive Vice President and Chief Revenue Officer of First Commonwealth Financial Corporation and President of First Commonwealth Bank since May 31, 2013. Ms. Grebenc's financial services career includes executive leadership roles at a variety of institutions, including Park View Federal Savings Bank, Key Bank, and National City Bank. She was formerly the Executive Vice President in charge of the retail, marketing, IT and operations and the mortgage segments at Park View Federal Savings Bank from 2009 until 2012, the Executive Vice President in charge of the Wealth Segment at Key Bank from 2007 until 2009 and the Executive Vice President / Branch Network at National City Bank prior to 2007.

Brian Karrip, age 59, has served as Executive Vice President and Chief Credit Officer of First Commonwealth Bank since September 2016.  Prior to joining First Commonwealth, Mr. Karrip served as Executive Vice President, Specialized Lending for FirstMerit Bank.  Prior to joining FirstMerit Bank, Mr. Karrip served as Managing Director and Group Head of Loan Syndications and Sales at KeyBanc Capital Markets.  Mr. Karrip’s financial services career also includes 16 years with National City Bank where he held a variety of roles in the commercial lending division and served as Regional President of Michigan and Illinois.
Leonard V. Lombardi, age 60, has served as Executive Vice President and Chief Audit Executive of First Commonwealth Financial Corporation since January 1, 2009. He was formerly Senior Vice President / Loan Review and Audit Manager.

Norman J. Montgomery, age 52, has served as the Executive Vice President of Business Integration of First Commonwealth Bank since May 2011. He oversees First Commonwealth’s product development and assumed oversight of First Commonwealth’s technology and operations functions in July 2012. He served as Senior Vice President/Business Integration of First Commonwealth Bank from September 2007 until May 2011 and previously held positions in the technology, operations, audit and marketing areas.
T. Michael Price, age 57, has served as President and Chief Executive Officer of First Commonwealth Financial Corporation and Chief Executive Officer of First Commonwealth Bank since March 2012. Mr. Price served as President of First Commonwealth Bank from November 2007 to May 2013. From January 1, 2012 to March 7, 2012, he served as Interim President and Chief Executive Officer of First Commonwealth Financial Corporation. He was formerly Chief Executive Officer of the Cincinnati and Northern Kentucky Region of National City Bank from July 2004 to November 2007 and Executive Vice President and Head of Small Business Banking of National City Bank prior to July 2004.
James R. Reske, age 56, joined First Commonwealth Financial Corporation as Executive Vice President, Chief Financial Officer and Treasurer on April 28, 2014. Prior to joining First Commonwealth, Mr. Reske served as Executive Vice President, Chief Financial Officer, and Treasurer at United Community Financial Corporation in Youngstown, Ohio from 2008 until April 2014. Mr. Reske's financial services career includes investment banking roles within the Financial Institutions Groups at Keybanc Capital Markets, Inc. in Cleveland, Ohio and at Morgan Stanley & Company in New York. Mr. Reske also provided expertise and counsel to financial institutions and other organizations on mergers and acquisitions and capital markets activities as an attorney at Wachtell, Lipton, Rosen & Katz, as well as at Sullivan & Cromwell. Earlier in his career, Mr. Reske worked at the Board of Governors of the Federal Reserve System in Washington, DC and at the Federal Reserve Bank of Boston.
Carrie L. Riggle, age 50, has served as Executive Vice President / Human Resources since March 1, 2013. Ms. Riggle has been with First Commonwealth for more than 20 years. Over the course of her tenure, Ms. Riggle has been responsible for the daily operations of the Human Resources function and was actively involved in the establishment and development of a centralized corporate human resources function within the Company.
Matthew C. Tomb, age 43, has served as Executive Vice President, Chief Risk Officer and General Counsel of First Commonwealth Financial Corporation since November 2010. He previously served as Senior Vice President / Legal and Compliance since September 2007. Before joining First Commonwealth, Mr. Tomb practiced law with Sherman & Howard L.L.C. in Denver, Colorado.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
First Commonwealth is listed on the NYSE under the symbol “FCF.” As of December 31, 2019, there were approximately 5,804 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2019
First Quarter	$14.29	$12.18	$0.10
Second Quarter	13.87	12.57	0.10
Third Quarter	13.77	12.08	0.10
Fourth Quarter	14.86	12.67	0.10

Period	High Sale	Low Sale	Cash Dividends Per Share
2018
First Quarter	$15.14	$13.59	$0.08
Second Quarter	16.30	13.88	0.09
Third Quarter	17.72	15.66	0.09
Fourth Quarter	16.21	11.43	0.09
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

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the SNL U.S. Bank Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2014, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
First Commonwealth Financial Corporation	100.00	98.37	153.80	155.31	131.02	157.38
Russell 2000	100.00	94.29	112.65	127.46	111.94	138.50
SNL U.S. Bank Index	100.00	99.70	123.08	142.73	116.20	153.42

ITEM 6.    Selected Financial Data
The following selected financial data is not covered by the auditor’s report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Consolidated Financial Statements and related notes.

	Periods Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except share data)
Interest income	$325,264	$292,257	$250,550	$217,614	$204,071
Interest expense	55,402	40,035	21,770	18,579	15,595
Net interest income	269,862	252,222	228,780	199,035	188,476
Provision for credit losses	14,533	12,531	5,087	18,480	14,948
Net interest income after provision for credit losses	255,329	239,691	223,693	180,555	173,528
Net securities gains (losses)	22	8,102	5,040	617	(153)
Other income	85,463	80,535	75,291	63,982	61,478
Other expenses	209,965	195,556	200,298	159,925	163,874
Income before income taxes	130,849	132,772	103,726	85,229	70,979
Income tax provision	25,516	25,274	48,561	25,639	20,836
Net Income	$105,333	$107,498	$55,165	$59,590	$50,143
Per Share Data—Basic
Net Income	$1.07	$1.09	$0.58	$0.67	$0.56
Dividends declared	$0.40	$0.35	$0.32	$0.28	$0.28
Average shares outstanding	98,317,787	99,036,163	95,220,056	88,851,573	89,356,767
Per Share Data—Diluted
Net Income	$1.07	$1.08	$0.58	$0.67	$0.56
Average shares outstanding	98,588,164	99,223,513	95,331,037	88,851,573	89,356,767
At End of Period
Total assets	$8,308,773	$7,828,255	$7,308,539	$6,684,018	$6,566,890
Investment securities	1,256,176	1,335,228	1,183,291	1,187,623	1,333,836
Loans and leases, net of unearned income	6,189,148	5,774,139	5,407,376	4,879,347	4,683,750
Allowance for credit losses	51,637	47,764	48,298	50,185	50,812
Deposits	6,677,615	5,897,992	5,580,705	4,947,408	4,195,894
Short-term borrowings	201,853	721,823	707,466	867,943	1,510,825
Subordinated debentures	170,450	170,288	72,167	72,167	72,167
Other long-term debt	56,917	7,551	8,161	8,749	9,314
Shareholders’ equity	1,055,665	975,389	888,127	749,929	719,546
Key Ratios
Return on average assets	1.31%	1.42%	0.77%	0.89%	0.78%
Return on average equity	10.32	11.41	6.45	8.02	6.98
Net loans to deposits ratio	91.91	97.09	96.03	97.61	110.42
Dividends per share as a percent of net income per share	37.38	32.11	55.17	41.79	50.00
Average equity to average assets ratio	12.71	12.47	11.86	11.15	11.23

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis represents an overview of the financial condition and the results of operations of First Commonwealth, and its subsidiaries, as of and for the years ended December 31, 2019, 2018 and 2017. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a more thorough understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and other financial information presented in this Annual Report.

Company Overview
First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCB and insurance products through FCIA. At December 31, 2019, FCB operated 147 community banking offices throughout western and central Pennsylvania and northeastern, central and southwestern Ohio, as well as loan production offices in Pittsburgh, Pennsylvania, and Cleveland, Columbus, Canton, Lewis Center, Hudson and Westlake, Ohio.
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

Critical Accounting Policies and Significant Accounting Estimates
First Commonwealth’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and predominant practice in the banking industry. The preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Over time, these estimates, assumptions and judgments may prove to be inaccurate or vary from actual results and may significantly affect our reported results and financial position for the period presented or in future periods. We currently view the determination of the allowance for credit losses to be critical because it is highly dependent on subjective or complex judgments, assumptions and estimates made by management.
Allowance for Credit Losses
We account for the credit risk associated with our lending activities through the allowance and provision for credit losses. The allowance represents management’s best estimate of probable losses that have been incurred in our existing loan portfolio as of the balance sheet date. The provision is a periodic charge to earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. Management determines and reviews with the Board of Directors the appropriateness of the allowance on a quarterly basis in accordance with the methodology described below.

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

Results of Operations—2019 Compared to 2018
Net Income
Net income for 2019 was $105.3 million, or $1.07 per diluted share, as compared to net income of $107.5 million, or $1.08 per diluted share, in 2018. Impacting net income in 2019 was an increase in net interest income of $17.6 million, offset by an increase in noninterest expense of $14.4 million, a decline in noninterest income of $3.2 million and an increase in provision for credit losses of $2.0 million. The decrease in noninterest income was primarily due to net securities gains of $8.1 million recognized in 2018 compared to $22 thousand recognized in 2019.
Our return on average equity was 10.3% and our return on average assets was 1.31% for 2019, compared to 11.4% and 1.42%, respectively, for 2018.
Average diluted shares for the year 2019 were 1% less than the comparable period in 2018 primarily due to $6.3 million of common stock buybacks completed during 2019.
Net Interest Income
Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully taxable equivalent basis, to average interest-earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate federal income tax rate of 21% in 2019 and 2018. The taxable equivalent adjustment to net interest income for 2019 was $1.7 million compared to $2.0 million in 2018. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income) at 76% and 74% for the years ended December 31, 2019 and 2018, respectively.
Net interest income, on a fully taxable equivalent basis, was $271.6 million for the year-ended December 31, 2019, a $17.4 million, or 7%, increase compared to $254.2 million for the same period in 2018. The net interest margin, on a fully taxable equivalent basis, increased 4 basis points to 3.75% in 2019 from 3.71% in 2018. The net interest margin is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. Additionally, the net interest margin for the year ended December 31, 2018 benefited by two basis points due to the recognition of previously unrecognized interest income on assets that had previously been impaired.
Growth in both the level of interest-earning assets and the rates earned on those assets contributed to the increase in the net interest margin for the year ended December 31, 2019. Average earning assets for the year ended December 31, 2019 increased $399.1 million, or 6%, compared to the year ended December 31, 2018. Interest-sensitive assets totaling $4.0 billion will either reprice or mature over the next twelve months.
The taxable equivalent yield on interest-earning assets was 4.51% for the year ended December 31, 2019, an increase of 21 basis points from the 4.30% yield for the same period in 2018. This increase is largely due to the loan portfolio yield, which improved by 26 basis points when compared to the prior year. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased 21 basis points largely due to the Federal Reserve increasing short-term interest rates. The Federal Reserve increased the Federal Funds target rate by 100 basis points in 2018 and then decreased it by 75 basis points during 2019. While not reflected in the comparison of the periods presented, such decreases in rates have the effect of lowering yields on variable and adjustable rate loans, as well as, to a lesser extent, the cost of interest-bearing liabilities, and any additional rate decreases would be expected to have a similar effect. The investment portfolio yield decreased 11 basis points in comparison to the prior year. This decrease can be attributed to the runoff of higher yielding securities being replaced with lower yielding investment securities. Additionally, three basis points of the decrease in the investment portfolio yield can be attributed to the recognition in 2018 of $0.4 million in previously unrecognized interest due to the sale of the pooled trust preferred security portfolio. Investment portfolio purchases during the year ended December 31, 2019 have been primarily in corporate securities, obligations of US government agencies and obligations of other government-sponsored enterprises with durations of approximate five years and municipal securities with a duration of approximately ten years.
Increases in the cost of interest-bearing liabilities partially offset the positive impact of higher yields on interest-earning assets. The cost of interest-bearing liabilities was 1.03% for the year-ended December 31, 2019, compared to 0.78% for the same period in 2018. Higher market interest rates resulted in the cost of interest-bearing deposits increasing 28 basis points and short-term borrowings increasing 38 basis points in comparison to the same period in the prior year. Deposits acquired in our recent acquisitions, along with organic growth in consumer checking and savings deposits, contributed to a decline in average short-term borrowings of $227.4 million for the year-ended December 31, 2019 compared to the same period in 2018.
Comparing the year ended December 31, 2019 with the same period in 2018, changes in rates positively impacted net interest income by $0.6 million. The higher yield on interest-earning assets favorably impacted net interest income by $14.1 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $13.5 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively increased net interest income by $16.8 million in the year ended December 31, 2019 compared to the same period in 2018. Higher levels of interest-earning assets resulted in an increase of $18.6 million in interest income, and changes in the volume of interest-bearing liabilities increased interest expense by $1.8 million, primarily due to an increase in long-term borrowings and time deposits.
Positively affecting net interest income was a $172.9 million increase in average net free funds at December 31, 2019 as compared to December 31, 2018. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was a $115.3 million increase in average noninterest-bearing demand deposits, of which $16.6 million of the increase can be attributed to the Santander branch acquisition. Average time deposits for the year ended December 31, 2019 increased $114.6 million, or 15%, compared to the comparable period in 2018, while the average rate paid on time deposits increased 55 basis points. Over the next twelve months $586.0 million in certificates of deposits either mature or reprice.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the periods presented:

	For the Years Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$325,264	$292,257	$250,550
Adjustment to fully taxable equivalent basis	1,748	1,974	4,225
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	327,012	294,231	254,775
Interest expense	55,402	40,035	21,770
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$271,610	$254,196	$233,005

The following table provides information regarding the average balances and yields or rates on interest-earning assets and interest-bearing liabilities for the periods ended December 31:

	Average Balance Sheets and Net Interest Analysis
	2019			2018			2017
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$15,778	$403	2.55%	$5,594	$172	3.07%	$11,621	$121	1.04%
Tax-free investment securities	65,345	2,014	3.08	67,746	2,084	3.08	67,407	2,495	3.70
Taxable investment securities	1,180,698	31,381	2.66	1,194,131	33,123	2.77	1,173,711	30,277	2.58
Loans, net of unearned income (b)(c)(e)	5,987,398	293,214	4.90	5,582,651	258,852	4.64	5,278,511	221,882	4.20
Total interest-earning assets	7,249,219	327,012	4.51	6,850,122	294,231	4.30	6,531,250	254,775	3.90
Noninterest-earning assets:
Cash	93,953			92,729			90,614
Allowance for credit losses	(51,274)			(52,609)			(51,187)
Other assets	738,154			665,114			639,785
Total noninterest-earning assets	780,833			705,234			679,212
Total Assets	$8,030,052			$7,555,356			$7,210,462
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,293,588	$7,025	0.54%	$1,179,439	$4,615	0.39%	$1,059,840	$1,466	0.14%
Savings deposits (d)	2,597,674	15,180	0.58	2,441,327	8,624	0.35	2,369,605	4,207	0.18
Time deposits	864,056	14,520	1.68	749,408	8,474	1.13	578,158	3,742	0.65
Short-term borrowings	391,547	8,298	2.12	618,957	10,741	1.74	867,391	8,799	1.01
Long-term debt	216,383	10,379	4.80	147,915	7,581	5.13	86,391	3,556	4.12
Total interest-bearing liabilities	5,363,248	55,402	1.03	5,137,046	40,035	0.78	4,961,385	21,770	0.44
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,549,507			1,434,233			1,356,125
Other liabilities	96,896			41,740			37,818
Shareholders’ equity	1,020,401			942,337			855,134
Total noninterest-bearing funding sources	2,666,804			2,418,310			2,249,077
Total Liabilities and Shareholders’ Equity	$8,030,052			$7,555,356			$7,210,462
Net Interest Income and Net Yield on Interest-Earning Assets		$271,610	3.75%		$254,196	3.71%		$233,005	3.57%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the federal income tax statutory rate of 21% for 2019 and 2018 and 35% for 2017.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes loan fees.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

(e)	Includes held for sale loans.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

	Analysis of Year-to-Year Changes in Net Interest Income
	2019 Change from 2018			2018 Change from 2017
	Total Change	Change Due To Volume	Change Due To Rate (a)	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$231	$313	$(82)	$51	$(63)	$114
Tax-free investment securities	(70)	(74)	4	(411)	13	(424)
Taxable investment securities	(1,742)	(372)	(1,370)	2,846	527	2,319
Loans	34,362	18,780	15,582	36,970	12,774	24,196
Total interest income (b)	32,781	18,647	14,134	39,456	13,251	26,205
Interest-bearing liabilities:
Interest-bearing demand deposits	2,410	445	1,965	3,149	167	2,982
Savings deposits	6,556	547	6,009	4,417	129	4,288
Time deposits	6,046	1,296	4,750	4,732	1,113	3,619
Short-term borrowings	(2,443)	(3,957)	1,514	1,942	(2,509)	4,451
Long-term debt	2,798	3,512	(714)	4,025	2,535	1,490
Total interest expense	15,367	1,843	13,524	18,265	1,435	16,830
Net interest income	$17,414	$16,804	$610	$21,191	$11,816	$9,375

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for 2019 and 2018, and 35% federal income tax statutory rate for 2017.

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

The table below provides a breakout of the provision for credit losses by loan category for the years ended December 31:

	2019		2018
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,927	27%	$451	4%
Real estate construction	398	3	512	4
Residential real estate	851	6	2,162	17
Commercial real estate	3,201	22	4,806	38
Loans to individuals	6,156	42	4,600	37
Total	$14,533	100%	$12,531	100%
The provision for credit losses for the year 2019 totaled $14.5 million, an increase of $2.0 million, or 16.0%, compared to the year 2018. The level of provision expense for the year-ended December 31, 2019 is primarily a result of $10.7 million in net charge-offs, growth in the loan portfolio and an increase in the qualitative reserves as a result of a higher probability of slightly less favorable economic conditions. Provision expense for the commercial, financial, agricultural and other category was impacted by net charge-offs of $3.1 million and $103.4 million growth in the portfolio. The provision expense for the commercial real estate category is primarily due to $1.8 million in net charge-offs and a $0.8 million increase in qualitative reserves. Net charge-offs related to loans to individuals were $5.2 million for the year ended December 31, 2019, including $2.6 million related to indirect auto loans and $1.9 million related to personal lines of credit. The provision expense for loans to individuals was also impacted by growth in the portfolio of $108.6 million.

The level of provision expense for the year-ended December 31, 2018 is primarily a result of net charge-offs taken to resolve certain nonperforming loans. The level of provision expense in the commercial, financial, agricultural and other category was impacted by net charge-offs of $4.5 million, of which $3.3 million related to two commercial borrowers whose loans were sold or paid off during 2018. Also impacting the level of provision expense for the commercial, financial, agricultural and other category is the Company's periodic assessment of the allowance for loan loss methodology, including portfolio migration analysis and loss emergence periods. The provision expense for the residential real estate category can be attributed to $107.5 million growth in the portfolio compared to December 31, 2018 and $1.0 million in net charge-offs. The provision expense for the commercial real estate category is primarily due to $3.4 million in chargeoffs recorded on three commercial loans which were part of the same relationship and were sold or paid off during 2018. Net charge-offs related to loans to individuals were $4.0 million for the year ended December 31, 2018, including $2.2 million related to indirect auto loans and $1.1 million related to personal lines of credit.
The allowance for credit losses was $51.6 million, or 0.83%, of total loans outstanding and 0.90% of total originated loans at December 31, 2019, compared to $47.8 million, or 0.83%, and 0.91%, respectively, at December 31, 2018. Nonperforming loans as a percentage of total loans decreased to 0.52% at December 31, 2019 from 0.55% at December 31, 2018. The allowance to nonperforming loan ratio was 160.3% as of December 31, 2019 and 149.1% at December 31, 2018. Net charge-offs were $10.7 million for the year-ended December 31, 2019 compared to $13.1 million for the same period in 2018.
The provision is a result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the methodology used for determining the appropriateness of the allowance for credit losses. The change in the allowance for credit losses is impacted by the estimated losses within the loan portfolio determined by factors including certain loss events, portfolio migration analysis, loss emergence periods, historical loss experience, delinquency trends, deterioration in collateral values and volatility in economic indicators such as growth in GDP, consumer price index, vacancy rates and unemployment levels. Additionally, with the adoption of ASU No 2016-13, "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments" ("CECL"), beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at December 31, 2019.

A detailed analysis of our credit loss experience for the previous five years is shown below:

	2019	2018	2017	2016	2015
	(dollars in thousands)
Loans outstanding at end of year	$6,189,148	$5,774,139	$5,407,376	$4,879,347	$4,683,750
Average loans outstanding	$5,987,398	$5,582,651	$5,278,511	$4,818,759	$4,553,634
Balance, beginning of year	$47,764	$48,298	$50,185	$50,812	$52,051
Loans charged off:
Commercial, financial, agricultural and other	3,393	5,294	6,634	19,603	11,429
Real estate construction	—	—	—	—	8
Residential real estate	1,042	1,313	1,287	1,189	1,539
Commercial real estate	2,008	3,930	340	570	1,538
Loans to individuals	5,831	4,576	4,248	4,943	4,354
Total loans charged off	12,274	15,113	12,509	26,305	18,868
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	326	788	3,901	4,164	1,097
Real estate construction	158	141	470	562	84
Residential real estate	315	361	371	481	587
Commercial real estate	189	153	278	1,522	229
Loans to individuals	626	605	515	469	684
Total recoveries	1,614	2,048	5,535	7,198	2,681
Net charge-offs	10,660	13,065	6,974	19,107	16,187
Provision charged to expense	14,533	12,531	5,087	18,480	14,948
Balance, end of year	$51,637	$47,764	$48,298	$50,185	$50,812
Ratios:
Net charge-offs as a percentage of average loans outstanding	0.18%	0.23%	0.13%	0.40%	0.36%
Allowance for credit losses as a percentage of end-of-period loans outstanding	0.83%	0.83%	0.89%	1.03%	1.08%

Noninterest Income
The components of noninterest income for each year in the three-year period ended December 31 are as follows:

				2019 compared to 2018
	2019	2018	2017	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$8,321	$7,901	$7,098	$420	5%
Service charges on deposit accounts	18,926	18,175	18,579	751	4
Insurance and retail brokerage commissions	7,583	7,426	8,807	157	2
Income from bank owned life insurance	6,002	6,686	5,699	(684)	(10)
Card related interchange income	21,677	20,187	18,780	1,490	7
Swap fee income	3,397	1,874	2,005	1,523	81
Other income	7,268	6,790	7,677	478	7
Subtotal	73,174	69,039	68,645	4,135	6
Net securities gains	22	8,102	5,040	(8,080)	(100)
Gain on sale of mortgage loans	7,765	5,436	5,366	2,329	43
Gain on sale of loans and other assets	4,793	5,273	1,753	(480)	(9)
Derivative mark to market	(269)	787	(473)	(1,056)	(134)
Total noninterest income	$85,485	$88,637	$80,331	$(3,152)	(4)%
Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivatives mark to market, increased $4.1 million, or 6%, in 2019. Swap fee income increased $1.5 million due to growth in interest rate swaps entered into for our commercial customers. Card-related interchange income increased $1.5 million, due to growth in customer accounts and transactions, including $0.4 million attributable to the Santander acquisition in September 2019 as well as a full year of activity after the Garfield acquisition in May 2018. Service charges on deposit accounts increased $0.8 million, due to growth in customers' accounts, as well as $0.4 million attributable to the Santander acquisition and a full year after the Garfield acquisition. Income from bank owned life insurance decreased $0.7 million, primarily due to $0.9 million in death claim benefits recognized in the year ended December 31, 2018.
Total noninterest income decreased $3.2 million, or 4%, in comparison to the year ended December 31, 2018. The most significant change, other than the changes noted above, include an $8.1 million decrease in net securities gains resulting from gains recognized in 2018 related to the redemption of two of our pooled trust preferred securities and the sale of the remaining pooled trust preferred portfolio. Gain on sale of mortgage loans increased $2.3 million as a result of growth in our mortgage lending area. The mark to market adjustment on interest rate swaps entered into for our commercial customers resulted in a decrease of $1.1 million. This adjustment does not reflect a realized loss on the swaps, but rather relates to a change in fair value due to movements in corporate bond spreads and swap rates.
If the Company's total assets would equal or exceed $10 billion we would no longer qualify for exemption from the interchange fee cap included in the Dodd-Frank Act. We estimate the application of the interchange fee cap would have decreased interchange income by approximately $9.3 million in 2019.

Noninterest Expense
The components of noninterest expense for each year in the three-year period ended December 31 are as follows:

				2019 Compared to 2018
	2019	2018	2017	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$112,237	$105,115	$103,714	$7,122	7%
Net occupancy	18,923	17,219	15,648	1,704	10
Furniture and equipment	15,160	14,247	13,508	913	6
Data processing	10,692	10,470	9,090	222	2
Advertising and promotion	4,250	3,956	3,786	294	7
Pennsylvania shares tax	4,602	4,875	4,209	(273)	(6)
Intangible amortization	3,344	3,217	3,081	127	4
Collection and repossession	2,204	2,762	1,905	(558)	(20)
Other professional fees and services	4,631	4,473	4,761	158	4
FDIC insurance	1,219	2,007	3,210	(788)	(39)
Other operating expenses	25,756	23,336	23,289	2,420	10
Subtotal	203,018	191,677	186,201	11,341	6
Loss on sale or write-down of assets	1,724	1,080	1,834	644	60
Litigation and operational losses	1,687	1,162	2,050	525	45
Merger and acquisition related	3,536	1,637	10,213	1,899	116
Total noninterest expense	$209,965	$195,556	$200,298	$14,409	7%
Noninterest expense, excluding the loss on sale or write-down of assets, litigation and operational losses, and merger and acquisition related expense, increased $11.3 million, or 6%, for the year ended 2019 compared to 2018. Contributing to the 2019 increase is a $7.1 million increase in salaries and employee benefits resulting from a higher number of full-time equivalent employees, annual merit increases and a $2.3 million increase in hospitalization expense. The higher number of employees is primarily a result of the acquisition of 14 branches from Santander in September 2019, the acquisition of Garfield in May 2018 and continued expansion of our mortgage and commercial banking businesses. The Santander and Garfield acquisitions accounted for $1.7 million of the salaries and employee benefit increase. Expenses contributing to the increase in other operating expenses include higher out of state financial institution tax, charitable contributions and telephone expense. The Santander and Garfield acquisitions accounted for $0.8 million of the $1.7 million increase in net occupancy expense, and $0.4 million of the $0.9 million increase in furniture and equipment expense. FDIC insurance decreased $0.8 million as a result of credits received as a result of the FDIC deposit insurance fund reaching the required minimum reserve ratio. The Company has $0.7 million in remaining credits that will offset FDIC expense in future quarters. Collection and repossession expense decreased $0.6 million due to costs related to several OREO properties that occurred in 2018 with no similar activity in 2019. Intangible amortization expense increased $0.1 million as a result of the Santander and Garfield acquisitions.
Total noninterest expense increased $14.4 million, or 7%, compared to the year ended December 31, 2018. The most significant change, other than the changes noted above, is a $1.9 million increase in merger related expenses. Merger expenses in 2019 are a result of the Santander branch acquisition, while merger expenses in 2018 reflect expenses related to the acquisition of Garfield.

Income Tax
The provision for income taxes of $25.5 million in 2019 reflects an increase of $0.2 million compared to the provision for income taxes in 2018, despite a $1.9 million decrease in the level of income before taxes.
The effective tax rate was 19% for tax expense in both 2019 and 2018. We ordinarily generate an annual effective tax rate that is less than the statutory rate due to benefits resulting from tax-exempt interest and income from bank owned life insurance, which are relatively consistent regardless of the level of pretax income. Additionally, the year ended December 31, 2018 included a $0.6 million further adjustment to the deferred tax asset adjustment recorded in 2017.

Financial Condition
First Commonwealth’s total assets increased $480.5 million in 2019. Loans, including loans held for sale, increased $419.1 million, or 7%, while investments decreased $63.7 million, or 5%.
Loan growth in 2019 was impacted by $100.0 million in loans acquired as part of the Santander branch acquisition, including $7.1 million in commercial, financial, agricultural and other, $71.8 million in residential real estate, $9.2 million in commercial real estate and $11.8 million in loans to individuals.
During 2019, approximately $243.8 million in investment securities were sold, called or matured. Some of these securities were higher yielding securities in comparison to the total portfolio yield and, as such, their replacement contributed to the decrease in the yield earned on the portfolio. In total, $11.0 million in agency securities, $121.3 million in mortgage-backed securities, $6.0 million in corporate securities and $0.4 million in municipal securities were purchased in 2019 to help replace runoff from the portfolio while maintaining a reduced risk profile.
First Commonwealth’s total liabilities increased $400.2 million, or 6%, in 2019. Deposits increased $779.6 million, or 13%, including $471.4 million in deposits obtained as part of the acquisition of 14 Santander branches. Short-term borrowings decreased $520.0 million, or 72%, primarily due to the $329.5 million in cash received as a result of the Santander acquisition and long-term debt increased $49.1 million, or 27%, primarily due to extending the maturity on some FHLB borrowings.
Total shareholders' equity increased $80.3 million in 2019. Growth in shareholders' equity was a result of net income of $105.3 million and a $16.9 million increase in accumulated other comprehensive income, partially offset by $39.4 million in dividends declared and $6.3 million in stock repurchases.

Loan Portfolio
Following is a summary of our loan portfolio as of December 31:

	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,241,853	20%	$1,138,473	20%	$1,163,383	22%	$1,139,547	23%	$1,150,906	25%
Real estate construction	449,039	7	358,978	6	248,868	5	219,621	5	220,736	5
Residential real estate	1,681,362	27	1,562,405	27	1,426,370	26	1,229,192	25	1,224,465	26
Commercial real estate	2,117,519	34	2,123,544	37	2,019,096	37	1,742,210	36	1,479,000	31
Loans to individuals	699,375	12	590,739	10	549,659	10	548,777	11	608,643	13
Total loans and leases net of unearned income	$6,189,148	100%	$5,774,139	100%	$5,407,376	100%	$4,879,347	100%	$4,683,750	100%
The loan portfolio totaled $6.2 billion as of December 31, 2019, reflecting growth of $415.0 million, or 7%, compared to December 31, 2018. All categories experienced loan growth, except for commercial real estate. Commercial, financial, agricultural and other loans increased $103.4 million, or 9%, largely due to growth in direct lending in Pennsylvania and Ohio. Real estate construction loans increased $90.1 million, or 25%, with $69.3 million resulting from growth in commercial construction projects primarily in Pennsylvania and Ohio and $20.8 million due to growth in consumer construction. Residential real estate loans increased $119.0 million, or 8%, due to growth in our mortgage banking area as well as $71.8 million in mortgage loans acquired from Santander. Growth in the loans to individuals category of $108.6 million, or 18%, was largely due to growth in indirect auto loans. Commercial real estate loans decreased $6.0 million, or less than 1%, as a result of growth in this category being offset by runoff and prepayments.
The majority of our loan portfolio is with borrowers located in Pennsylvania. The Company expanded into the Ohio market area with the opening of a loan production office in Cleveland, Ohio in 2013, the acquisition of First Community Bank of Columbus, Ohio in the fourth quarter of 2015, the purchase of 13 FirstMerit Bank, NA branches in northern Ohio in December 2016, the acquisition of DCB Financial of Columbus, Ohio in May 2017 and the acquisition of Garfield in Cincinnati, Ohio in May 2018. As of December 31, 2019 and 2018, there were no concentrations of loans relating to any industry in excess of 10% of total loans.
As of December 31, 2019, criticized loans (i.e., loans designated OAEM, substandard, impaired or doubtful) decreased $26.6 million, or 21%, from December 31, 2018. Criticized loans totaled $100.6 million at December 31, 2019 and represented 2% of the total loan portfolio. Additionally, delinquencies on accruing loans increased $3.1 million, or 30%, at December 31, 2019 compared to December 31, 2018. As of December 31, 2019, nonaccrual loans increased $1.4 million, or 6%, compared to December 31, 2018.

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans at December 31, 2019 were as follows:

	Within One Year	One to 5 Years	After 5 Years	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$234,779	$560,963	$445,140	$1,240,882
Real estate construction (a)	94,977	195,115	94,658	384,750
Commercial real estate	138,437	873,214	1,105,806	2,117,457
Other	4,558	27,341	107,725	139,624
Totals	$472,751	$1,656,633	$1,753,329	$3,882,713
Loans at fixed interest rates		622,224	386,659
Loans at variable interest rates		1,034,409	1,366,670
Totals		$1,656,633	$1,753,329

(a)
The maturity of real estate construction loans include term commitments that follow the construction period. Loans with these term commitments will be moved to the commercial real estate category when the construction phase of the project is completed.

First Commonwealth has a legal lending limit of $137.1 million to any one borrower or closely related group of borrowers, but has established lower thresholds for credit risk management.

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

The following is a comparison of nonperforming and impaired assets and the effects on interest due to nonaccrual loans for the period ended December 31:

	2019	2018	2017	2016	2015
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$18,638	$11,509	$19,455	$16,454	$24,345
Troubled debt restructured loans on nonaccrual basis	6,037	11,761	11,222	11,569	12,360
Troubled debt restructured loans on accrual basis	7,542	8,757	11,563	13,790	14,139
Total nonperforming loans	$32,217	$32,027	$42,240	$41,813	$50,844
Loans past due in excess of 90 days and still accruing	$2,073	$1,582	$1,854	$2,131	$2,455
Other real estate owned	$2,228	$3,935	$2,765	$6,805	$9,398
Loans outstanding at end of period	$6,189,148	$5,774,139	$5,407,376	$4,879,347	$4,683,750
Average loans outstanding	$5,987,398	$5,582,651	$5,278,511	$4,818,759	$4,553,634
Nonperforming loans as a percentage of total loans	0.52%	0.55%	0.78%	0.86%	1.09%
Provision for credit losses	$14,533	$12,531	$5,087	$18,480	$14,948
Allowance for credit losses	$51,637	$47,764	$48,298	$50,185	$50,812
Net charge-offs	$10,660	$13,065	$6,974	$19,107	$16,187
Net charge-offs as a percentage of average loans outstanding	0.18%	0.23%	0.13%	0.40%	0.36%
Provision for credit losses as a percentage of net charge-offs	136.33%	95.91%	72.94%	96.72%	92.35%
Allowance for credit losses as a percentage of end-of-period loans outstanding (a)	0.83%	0.83%	0.89%	1.03%	1.08%
Allowance for credit losses as a percentage of nonperforming loans (a)	160.28%	149.14%	114.34%	120.02%	99.94%
Gross income that would have been recorded at original rates	$1,860	$1,428	$2,079	$1,296	$572
Interest that was reflected in income	262	256	783	533	—
Net reduction to interest income due to nonaccrual	$1,598	$1,172	$1,296	$763	$572

(a)	End of period loans and nonperforming loans exclude loans held for sale.
Nonperforming loans increased $0.2 million to $32.2 million at December 31, 2019, compared to $32.0 million at December 31, 2018. Nonperforming loans as a percentage of total loans decreased to 0.5% from 0.6% at December 31, 2019 compared to December 31, 2018.
Also included in nonperforming loans are troubled debt restructured loans (“TDRs”). TDRs are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower under terms not available in the market. TDRs decreased $6.9 million during 2019. For additional information on TDRs please refer to Note 10 “Loans and Allowance for Credit Losses.”
Net charge-offs were $10.7 million in 2019 compared to $13.1 million for the year 2018. The most significant credit losses recognized during the year include $1.4 million in charge-offs recognized on one commercial real estate relationship and charge-offs on two commercial, financial, agricultural and other borrowers, each with a charge-off of $0.5 million. Net charge-offs in the loans to individual category totaled $5.2 million for 2019, primarily due to charge-offs of indirect auto loans. Additional detail on credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Provision for Credit Losses,” “Allowance for Credit Losses" and "Credit Risk.”
Provision for credit losses as a percentage of net charge-offs increased to 136.3% for the year ended December 31, 2019 from 95.9% for the year ended December 31, 2018.

Allowance for Credit Losses
Following is a summary of the allocation of the allowance for credit losses at December 31:

	2019		2018		2017		2016		2015
	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)
	(dollars in thousands)
Commercial, financial, agricultural and other	$20,234	20%	$19,374	20%	$23,429	22%	$35,974	23%	$31,035	25%
Real estate construction	2,558	7	2,002	6	1,349	5	577	5	887	5
Residential real estate	4,093	27	3,969	27	2,759	26	2,511	25	2,606	26
Commercial real estate	19,768	34	18,386	37	17,357	37	6,619	36	11,924	31
Loans to individuals	4,984	12	4,033	10	3,404	10	4,504	11	4,360	13
Total	$51,637		$47,764		$48,298		$50,185		$50,812
Allowance for credit losses as percentage of end-of-period loans outstanding	0.83%		0.83%		0.89%		1.03%		1.08%

(a)	Represents the ratio of loans in each category to total loans.
The allowance for credit losses increased $3.9 million from December 31, 2018 to December 31, 2019. The allowance for credit losses as a percentage of end-of-period loans outstanding was 0.8% at December 31, 2019 remaining consistent with December 31, 2018. The allowance for credit losses includes both a general reserve for performing loans and specific reserves for impaired loans. Comparing December 31, 2019 to December 31, 2018, the general reserve for performing loans is 0.80% of total performing loans for both periods. General reserves as a percentage of non-impaired originated loans were 0.86% at December 31, 2019 compared to 0.88% at December 31, 2018. Specific reserves increased from 5.1% of nonperforming loans at December 31, 2018 to 7.5% of nonperforming loans at December 31, 2019. The allowance for credit losses as a percentage of nonperforming loans was 160.3% and 149.1% at December 31, 2019 and 2018, respectively.
The allowance for credit losses represents management’s estimate of probable losses incurred in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off. Management evaluates the appropriateness of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and nonaccrual trends, portfolio growth, net realizable value of collateral and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. For a description of the methodology used to calculate the allowance for credit losses, please refer to “Critical Accounting Policies and Significant Accounting Estimates—Allowance for Credit Losses.”
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

Following is a detail schedule of the amortized cost of securities available for sale as of December 31:

	2019	2018	2017
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$7,745	$9,011	$10,556
Mortgage-Backed Securities—Commercial	186,316	169,633	24,611
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	660,777	686,906	632,422
Mortgage-Backed Securities—Commercial	—	—	—
Other Government-Sponsored Enterprises	1,000	10,000	1,098
Obligations of States and Political Subdivisions	17,738	27,592	27,083
Corporate Securities	22,919	20,912	15,907
Pooled Trust Preferred Collateralized Debt Obligations	—	—	27,499
Total Debt Securities	896,495	924,054	739,176
Equities	—	—	1,670
Total Securities Available for Sale	$896,495	$924,054	$740,846
As of December 31, 2019, securities available for sale had a fair value of $902.3 million. Gross unrealized gains were $8.9 million and gross unrealized losses were $3.1 million.
The following is a schedule of the contractual maturity distribution of securities available for sale at December 31, 2019.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield (b)
	(dollars in thousands)
Within 1 year	$306	$—	$—	$306	3.53%
After 1 but within 5 years	5,665	13,909	20,977	40,551	3.21
After 5 but within 10 years	189,790	3,829	1,942	195,561	2.06
After 10 years	660,077	—	—	660,077	2.67
Total	$855,838	$17,738	$22,919	$896,495	2.56%

(a)	Equities are excluded from this schedule because they have an indefinite maturity.

(b)	Yields are calculated on a taxable equivalent basis.

Mortgage-backed securities, which include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises, have contractual maturities ranging from less than one year to approximately 30 years and have anticipated average lives to maturity ranging from less than one year to approximately eight years.
The available for sale investment portfolio amortized cost decreased $27.6 million, or 3%, at December 31, 2019 compared to 2018. Available for sale investment purchases of $138.7 million were offset by the sale, call or maturity of $189.2 million in investments. Liquidity provided from sales, calls and maturities was utilized to fund growth in the loan portfolio.

Following is a detail schedule of the amortized cost of securities held to maturity as of December 31:

	2019	2018	2017
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$3,392	$3,635	$3,925
Mortgage-Backed Securities—Commercial	51,291	55,221	58,249
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	229,667	279,109	305,126
Mortgage-Backed Securities—Commercial	12,081	13,159	14,056
Obligations of States and Political Subdivisions	40,092	42,331	40,540
Debt Securities Issued by Foreign Governments	600	400	200
Total Securities Held to Maturity	$337,123	$393,855	$422,096
The following is a schedule of the contractual maturity distribution of securities held to maturity at December 31, 2019.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Within 1 year	$—	$1,327	$—	$1,327	1.93%
After 1 but within 5 years	12,081	6,941	600	19,622	2.43
After 5 but within 10 years	—	31,824	—	31,824	3.11
After 10 years	284,350	—	—	284,350	2.41
Total	$296,431	$40,092	$600	$337,123	2.48%
The held to maturity investment portfolio decreased $56.7 million, or 14%, at December 31, 2019 compared to 2018. Held to maturity investment purchases of $0.2 million were offset by the sale, call or maturity of $54.6 million in investments.
See Note 8 “Investment Securities,” Note 9 “Impairment of Investment Securities” and Note 18 “Fair Values of Assets and Liabilities” for additional information related to the investment portfolio.

Deposits
Total deposits increased $779.6 million, or 13%, in 2019, with $471.4 million of the growth resulting from the Santander branch acquisition. Growth was experienced in all deposit categories. For additional information concerning our deposits, please refer to Note 14 “Interest-Bearing Deposits.”
Time deposits of $100 thousand or more had remaining maturities as follows as of the end of each year in the three-year period ended December 31:

	2019		2018		2017
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
3 months or less	$51,625	14%	$51,619	13%	$47,964	23%
Over 3 months through 6 months	88,352	23	59,201	15	22,101	11
Over 6 months through 12 months	133,893	35	133,285	35	68,174	32
Over 12 months	103,759	28	140,429	37	72,142	34
Total	$377,629	100%	$384,534	100%	$210,381	100%

Short-Term Borrowings and Long-Term Debt
Short-term borrowings decreased $520.0 million, or 72%, from $721.8 million as of December 31, 2018 to $201.9 million at December 31, 2019. Long-term debt increased $49.1 million, or 27%, from $185.1 million at December 31, 2018 to $234.2 million at December 31, 2019 as a result of additional borrowings from the FHLB. For additional information concerning our short-term borrowings, subordinated debentures and other long-term debt, please refer to Note 15 “Short-term Borrowings,” Note 16 “Subordinated Debentures” and Note 17 “Other Long-term Debt” of the Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements
The table below sets forth our contractual obligations to make future payments as of December 31, 2019. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

	Footnote Number Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
FHLB advances	17	$659	$51,397	$1,508	$3,353	$56,917
Subordinated debentures	16	—	—	—	170,450	170,450
Operating leases	12	5,199	10,045	9,730	44,391	69,365
Total contractual obligations		$5,858	$61,442	$11,238	$218,194	$296,732
The table above excludes our cash obligations upon maturity of certificates of deposit, which is set forth in Note 14 “Interest-Bearing Deposits” of the Consolidated Financial Statements.
In addition, see Note 11 “Commitments and Letters of Credit” for detail related to our off-balance sheet commitments to extend credit, financial standby letters of credit, performance standby letters of credit and commercial letters of credit as of December 31, 2019. Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements since it is unknown if the borrower will draw upon these commitments and often these commitments expire without being drawn upon. As of December 31, 2019, a reserve for probable losses of $4.5 million was recorded for unused commitments and letters of credit.

Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. Liquidity risk arises from the possibility that we may not be able to meet our financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to manage this risk, our Board of Directors has established a Liquidity Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements based on limits approved by our Board of Directors. This policy designates our Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by our Treasury Department, which monitors it by using such measures as a 30-day liquidity stress analysis, liquidity gap ratios and noncore funding ratios.
We generate funds to meet our cash flow needs primarily through the core deposit base of FCB and the maturity or repayment of loans and other interest-earning assets, including investments. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $779.6 million, or 13%, during 2019, and comprised 92% of total liabilities at December 31, 2019, as compared to 86% at December 31, 2018. Proceeds from the sale, maturity and redemption of investment securities totaled $243.8 million during 2019 and provided liquidity to fund loans, pay down short-term borrowings, purchase investment securities and fund depositor withdrawals. Additionally, in September 2019, $243.3 million in short-term borrowings were paid off with proceeds from the Santander branch acquisition.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit through brokers. We have increased our borrowing capacity at the Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the Federal Home Loan Bank, as collateral for borrowings at the Federal Reserve. At December 31, 2019 our borrowing capacity at the Federal Reserve related to this program was $882.4 million and there were no amounts outstanding. Additionally, as of December 31, 2019, our maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh was $1.5 billion and as of that date amounts used against this capacity included $0.2 billion in outstanding borrowings.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an ALCO strategy to increase and diversify funding sources. As of December 31, 2019, our maximum borrowing capacity under this program was $1.2 billion and as of that date there was $4.2 million outstanding. We also participate in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of December 31, 2019, our outstanding certificates of deposits from this program have an average weighted rate of 1.06% and an average original term of 332 days.
We also have available unused federal funds lines with six correspondent banks. These lines have an aggregate commitment of $205.0 million and there were no amounts outstanding as of December 31, 2019. In addition, we have available unused repo lines with three correspondent banks. These lines have an aggregate commitment of $535.5 million with no outstanding balance as of December 31, 2019.
The liquidity needs of First Commonwealth on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments and dividend payments to our stockholders, which totaled $47.7 million for the year ended December 31, 2019, as well as any cash necessary to repurchase our shares, which totaled $6.3 million for the year ended December 31, 2019. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $72.2 million in junior subordinated debentures and cash and interest-bearing deposits of $22.9 million at December 31, 2019. At the end of 2019, the Parent Company had a $20.0 million short-term, unsecured revolving line of credit with another financial institution. As of December 31, 2019, there were no amounts outstanding under this line. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.
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
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one-year period was 0.80 and 0.74 at December 31, 2019 and 2018, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
Following is the gap analysis as of December 31:

	2019
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,818,183	$313,651	$494,467	$3,626,301	$2,052,952	$475,962
Investments	103,225	79,866	162,225	345,316	633,178	235,437
Other interest-earning assets	19,510	—	—	19,510	—	—
Total interest-sensitive assets (ISA)	2,940,918	393,517	656,692	3,991,127	2,686,130	711,399
Certificates of deposit	121,302	161,488	303,245	586,035	246,512	2,822
Other deposits	4,151,518	—	—	4,151,518	—	—
Borrowings	274,213	193	385	274,791	103,082	53,064
Total interest-sensitive liabilities (ISL)	4,547,033	161,681	303,630	5,012,344	349,594	55,886
Gap	$(1,606,115)	$231,836	$353,062	$(1,021,217)	$2,336,536	$655,513
ISA/ISL	0.65	2.43	2.16	0.80	7.68	12.73
Gap/Total assets	19.33%	2.79%	4.25%	12.29%	28.12%	7.89%

	2018
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,659,890	$291,134	$439,098	$3,390,122	$1,802,605	$569,659
Investments	81,971	60,654	99,288	241,913	612,407	468,916
Other interest-earning assets	3,013	—	—	3,013	—	—
Total interest-sensitive assets (ISA)	2,744,874	351,788	538,386	3,635,048	2,415,012	1,038,575
Certificates of deposit	116,469	116,664	276,101	509,234	338,148	2,834
Other deposits	3,581,563	—	—	3,581,563	—	—
Borrowings	794,206	218	443	794,867	54,080	57,932
Total interest-sensitive liabilities (ISL)	4,492,238	116,882	276,544	4,885,664	392,228	60,766
Gap	$(1,747,364)	$234,906	$261,842	$(1,250,616)	$2,022,784	$977,809
ISA/ISL	0.61	3.01	1.95	0.74	6.16	17.09
Gap/Total assets	22.32%	3.00%	3.34%	15.98%	25.84%	12.49%
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
The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12-month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2019 ($)	$(12,540)	$(5,880)	$4,279	$8,032
December 31, 2019 (%)	(4.52)%	(2.12)%	1.54%	2.90%
December 31, 2018 ($)	$(16,914)	$(6,442)	$1,368	$2,587
December 31, 2018 (%)	(6.32)%	(2.41)%	0.51%	0.97%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates as compared to if rates remained unchanged, assuming there are no changes in balance sheet categories.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2019 ($)	$(41,661)	$(21,604)	$12,259	$22,291
December 31, 2019 (%)	(15.02)%	(7.79)%	4.42%	8.04%
December 31, 2018 ($)	$(37,239)	$(14,277)	$10,674	$20,597
December 31, 2018 (%)	(13.90)%	(5.33)%	3.99%	7.69%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. For the years 2019 and 2018, the cost of our interest-bearing liabilities averaged 1.03% and 0.78%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.51% and 4.30%, respectively.
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

Credit Risk
First Commonwealth maintains an allowance for credit losses at a level deemed sufficient for losses inherent in the loan portfolio at the date of each statement of financial condition. Management reviews the appropriateness of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses.
First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual impaired loans with a balance greater than $250 thousand, loss experience trends and other relevant factors.
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $4.5 million at December 31, 2019 and is classified in “Other liabilities” on the Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternate financing sources. In 2019, 38 loans totaling $8.3 million were identified as troubled debt restructurings, requiring no additional specific reserves.
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
The allowance for credit losses was $51.6 million at December 31, 2019 or 0.83% of loans outstanding, compared to $47.8 million or 0.83% of loans outstanding at December 31, 2018. Credit measures as of December 31, 2019 compared to December 31, 2018 reflect a decrease in the level of criticized loans of $26.6 million from $127.2 million at December 31, 2018 to $100.6 million at December 31, 2019. Classified assets increased $11.8 million from $40.2 million at December 31, 2018 to $52.0 million at December 31, 2019. Delinquency on accruing loans increased $3.1 million, or 30%, and the level of nonperforming loans increased $0.2 million for the same period.
The allowance for credit losses as a percentage of nonperforming loans was 160.3% at December 31, 2019 and 149.1% as of December 31, 2018. The allowance for credit losses includes specific allocations of $2.4 million related to nonperforming loans covering 8% of the total nonperforming balance at December 31, 2019 and specific allocations of $1.5 million covering 5% of the total nonperforming balance at December 31, 2018. The amount of allowance related to nonperforming loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses.

Management believes that the allowance for credit losses is at a level that is sufficient to absorb losses incurred in the loan portfolio at December 31, 2019.

The following table provides information on net charge-offs and nonperforming loans by loan category:

	For the Period Ended December 31, 2019			As of December 31, 2019
	Net Charge-offs	% of Total Net Charge- offs	Net Charge-offs as a % of Average Loans	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,067	28.77%	0.05%	$10,211	31.69%	0.16%
Real estate construction	(158)	(1.48)	—	—	—	—
Residential real estate	727	6.82	0.01	12,982	40.30	0.21
Commercial real estate	1,819	17.06	0.03	8,606	26.71	0.14
Loans to individuals	5,205	48.83	0.09	418	1.30	0.01
Total loans, net of unearned income	$10,660	100.00%	0.18%	$32,217	100.00%	0.52%
As the above table illustrates, commercial, financial, agricultural loans and residential real estate loans were the most significant portions of the nonperforming loans as of December 31, 2019. See discussions related to the provision for credit losses and loans for more information.

New Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The Current Expected Credit Loss ("CECL") methodology requires the use of the modified retrospective transition method by means of a one-time cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The standard is effective for the Company as of January 1, 2020.
We have established a CECL implementation team, which includes members from the finance and credit areas, with oversight by the Chief Executive Officer, Chief Financial Officer and Chief Credit Officer. In the fourth quarter of 2018, a third party was engaged to assist with evaluation of data and methodologies related to this standard.
As part of its process of adopting CECL, Management implemented a third party software solution and determined appropriate loan segments, methodologies, model assumptions and qualitative components. Our implementation plan also included the assessment and documentation of appropriate processes, policies and internal controls. Refinement and completion of this documentation will be completed during the first quarter of 2020. Additionally, Management engaged a third party to perform a model validation, which was completed during the fourth quarter of 2019 and first quarter of 2020.
Parallel runs utilizing third and fourth quarter 2019 data have been completed and incorporated preliminary operational procedures and internal controls. Based on our fourth quarter parallel run and the composition, characteristics and quality of our loan portfolio as well as prevailing economic conditions and forecasts as of the adoption date, we estimate that adoption of ASU 2016-13 will result in an increase of approximately 20% - 30% to our December 31, 2019 allowance for credit losses of $51.6 million.
In addition, ASU 2016-13 amends the accounting for credit losses on certain debt securities. Based upon the nature and characteristics of our securities portfolio at the adoption date, management does not expect to record any allowance for credit losses on its debt securities as a result of adopting ASU 2016-13.
The ultimate impact of adopting ASU 2016-13, and at each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, composition of our loans and available-for-sale securities portfolio, along with other management judgments. The transition adjustment to record the allowance for credit losses may fall outside of management’s estimated increase based on material changes in these dependencies, specifically the macroeconomic forecast and conditions and loan composition, used in calculating the allowance for credit losses upon the adoption of ASU 2016-13.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment" which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Impairment should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. Income tax effects from any tax deductible goodwill should be taken into consideration of the carrying amount of the reporting unit when measuring for goodwill impairment, if applicable. An entity still has the option to perform the qualitative assessment for the reporting unit to determine if the quantitative impairment test is necessary. This standard is effective for interim and annual periods for fiscal years beginning after December 15, 2019. The adoption of this ASU will not have a material impact on First Commonwealth’s financial condition or results of operations.
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
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard is effective for interim and annual periods for fiscal years beginning after December 15, 2019 and will not have a material impact on First Commonwealth's financial condition or results of operations.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Information appearing in Item 7 of this report under the caption “Market Risk” is incorporated herein by reference in response to this item.

ITEM 8.    Financial Statements and Supplementary Data

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2019	2018
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$102,346	$95,934
Interest-bearing bank deposits	19,510	3,013
Securities available for sale, at fair value	902,292	909,247
Securities held to maturity, at amortized cost, (Fair value $338,718 at December 31, 2019 and $383,993 at December 31, 2018)	337,123	393,855
Other investments	16,761	32,126
Loans held for sale	15,989	11,881
Loans:
Portfolio loans	6,189,148	5,774,139
Allowance for credit losses	(51,637)	(47,764)
Net loans	6,137,511	5,726,375
Premises and equipment, net	137,268	80,474
Other real estate owned	2,228	3,935
Goodwill	303,328	274,202
Amortizing intangibles, net	16,366	13,038
Bank owned life insurance	220,723	215,766
Other assets	97,328	68,409
Total assets	$8,308,773	$7,828,255
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,690,247	$1,466,213
Interest-bearing	4,987,368	4,431,779
Total deposits	6,677,615	5,897,992
Short-term borrowings	201,853	721,823
Subordinated debentures	170,450	170,288
Other long-term debt	56,917	7,551
Capital lease obligation	6,815	7,217
Total long-term debt	234,182	185,056
Other liabilities	139,458	47,995
Total liabilities	7,253,108	6,852,866
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued as of December 31, 2019 and 2018; and 98,311,840 and 98,518,668 shares outstanding at December 31, 2019 and 2018, respectively	113,915	113,915
Additional paid-in capital	493,737	492,273
Retained earnings	577,348	511,409
Accumulated other comprehensive (loss) income, net	5,579	(11,341)
Treasury stock (15,603,062 and 15,396,234 shares at December 31, 2019 and 2018, respectively)	(134,914)	(130,867)
Total shareholders’ equity	1,055,665	975,389
Total liabilities and shareholders’ equity	$8,308,773	$7,828,255
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2019	2018	2017
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$291,889	$257,316	$218,530
Interest and dividends on investments:
Taxable interest	29,773	31,264	28,608
Interest exempt from federal income taxes	1,591	1,646	1,622
Dividends	1,608	1,859	1,669
Interest on bank deposits	403	172	121
Total interest income	325,264	292,257	250,550
Interest Expense
Interest on deposits	36,725	21,713	9,415
Interest on short-term borrowings	8,298	10,741	8,799
Interest on subordinated debentures	9,084	6,987	3,000
Interest on other long-term debt	1,016	300	323
Interest on capital lease obligation	279	294	233
Total interest expense	55,402	40,035	21,770
Net Interest Income	269,862	252,222	228,780
Provision for credit losses	14,533	12,531	5,087
Net Interest Income after Provision for Credit Losses	255,329	239,691	223,693
Noninterest Income
Net securities gains	22	8,102	5,040
Trust income	8,321	7,901	7,098
Service charges on deposit accounts	18,926	18,175	18,579
Insurance and retail brokerage commissions	7,583	7,426	8,807
Income from bank owned life insurance	6,002	6,686	5,699
Gain on sale of mortgage loans	7,765	5,436	5,366
Gain on sale of other loans and assets	4,793	5,273	1,753
Card related interchange income	21,677	20,187	18,780
Derivative mark to market	(269)	787	(473)
Swap fee income	3,397	1,874	2,005
Other income	7,268	6,790	7,677
Total noninterest income	85,485	88,637	80,331
Noninterest Expense
Salaries and employee benefits	112,237	105,115	103,714
Net occupancy	18,923	17,219	15,648
Furniture and equipment	15,160	14,247	13,508
Data processing	10,692	10,470	9,090
Advertising and promotion	4,250	3,956	3,786
Pennsylvania shares tax	4,602	4,875	4,209
Intangible amortization	3,344	3,217	3,081
Collection and repossession	2,204	2,762	1,905
Other professional fees and services	4,631	4,473	4,761
FDIC insurance	1,219	2,007	3,210
Loss on sale or write-down of assets	1,724	1,080	1,834
Litigation and operational losses	1,687	1,162	2,050
Merger and acquisition related	3,536	1,637	10,213
Other operating expenses	25,756	23,336	23,289
Total noninterest expense	209,965	195,556	200,298
Income before income taxes	130,849	132,772	103,726
Income tax provision	25,516	25,274	48,561
Net Income	$105,333	$107,498	$55,165
Average Shares Outstanding	98,317,787	99,036,163	95,220,056
Average Shares Outstanding Assuming Dilution	98,588,164	99,223,513	95,331,037
Per Share Data:
Basic Earnings Per Share	$1.07	$1.09	$0.58
Diluted Earnings Per Share	$1.07	$1.08	$0.58
Cash Dividends Declared per Common Share	$0.40	$0.35	$0.32
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Net Income	$105,333	$107,498	$55,165
Other comprehensive income (loss), before tax expense (benefit):
Unrealized holding gains on securities arising during the period	20,625	2,783	7,023
Less: reclassification adjustment for gains on securities included in net income	(22)	(8,102)	(5,040)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	935	326	(901)
Reclassification adjustment for losses on derivatives included in net income	—	10	119
Unrealized (losses) gains for postretirement obligations:
Net (loss) gain	(121)	144	94
Total other comprehensive income (loss), before income tax expense (benefit)	21,417	(4,839)	1,295
Income tax expense (benefit) related to items of other comprehensive income (loss)	4,497	(1,015)	441
Comprehensive Income	$122,253	$103,674	$56,019
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2018	98,518,668	$113,915	$492,273	$511,409	$(11,341)	$(130,867)	$975,389
Net income				105,333			105,333
Total other comprehensive income					16,920		16,920
Cash dividends declared ($0.35 per share)				(39,394)			(39,394)
Treasury stock acquired	(486,849)					(6,259)	(6,259)
Treasury stock reissued	205,021		1,014	—		1,730	2,744
Restricted stock	75,000	—	450	—		482	932
Balance at December 31, 2019	98,311,840	$113,915	$493,737	$577,348	$5,579	$(134,914)	$1,055,665

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2017	97,456,478	$113,915	$470,123	$437,416	$(6,173)	$(127,154)	$888,127
Cumulative effect of adoption of ASU 2018-02				1,344	(1,344)		—
January 1, 2018	97,456,478	$113,915	$470,123	$438,760	$(7,517)	$(127,154)	$888,127
Net income				107,498			107,498
Total other comprehensive loss					(3,824)		(3,824)
Cash dividends declared ($0.32 per share)				(34,849)			(34,849)
Treasury stock acquired	(1,920,544)					(26,189)	(26,189)
Treasury stock reissued	2,908,234		21,579	—		22,447	44,026
Restricted stock	74,500	—	571	—		29	600
Balance at December 31, 2018	98,518,668	$113,915	$492,273	$511,409	$(11,341)	$(130,867)	$975,389

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2016	89,007,077	$105,563	$366,426	$412,764	$(7,027)	$(127,797)	$749,929
Net income				55,165			55,165
Total other comprehensive income					854		854
Cash dividends declared ($0.28 per share)				(30,513)			(30,513)
Treasury stock acquired	(104,257)					(1,458)	(1,458)
Treasury stock reissued	181,211		1,170	—		1,387	2,557
Restricted stock	21,000	—	138	—		714	852
Common stock issued	8,351,447	8,352	102,389				110,741
Balance at December 31, 2017	97,456,478	$113,915	$470,123	$437,416	$(6,173)	$(127,154)	$888,127
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Operating Activities
Net income	$105,333	$107,498	$55,165
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,533	12,531	5,087
Deferred tax expense	2,292	3,473	20,825
Depreciation and amortization	10,370	8,046	8,997
Net gains on securities and other assets	(10,671)	(21,540)	(9,942)
Net amortization of premiums and discounts on securities	3,892	3,083	3,532
Income from increase in cash surrender value of bank owned life insurance	(5,998)	(5,808)	(5,699)
Mortgage loans originated for sale	(251,428)	(165,898)	(164,212)
Proceeds from sale of mortgage loans	251,968	177,287	163,125
Increase in interest receivable	423	(2,561)	(1,314)
Increase (decrease) in interest payable	(256)	383	426
Decrease (increase) in income taxes payable	1,484	(1,926)	1,318
Distribution from unconsolidated subsidiary	—	9,000	—
Other—net	(14,310)	11,695	10,997
Net cash provided by operating activities	107,632	135,263	88,305
Investing Activities
Transactions with securities held to maturity:
Proceeds from sales	948	—	—
Proceeds from maturities and redemptions	54,632	47,614	51,239
Purchases	(200)	(20,650)	(102,420)
Transactions with securities available for sale:
Proceeds from sales	0	15,939	143,660
Proceeds from maturities and redemptions	189,194	140,707	148,561
Purchases	(138,670)	(331,969)	(150,892)
Purchases of FHLB stock	(36,850)	(52,107)	(45,301)
Proceeds from the redemption of FHLB stock	52,215	51,488	55,212
Proceeds from bank owned life insurance	557	2,140	898
Proceeds from the sale of loans	37,534	40,783	14,807
Proceeds from sales of other assets	6,822	4,477	5,568
Acquisition, net of cash acquired	332,468	705	3,188
Net increase in loans	(358,328)	(237,276)	(165,726)
Purchases of premises and equipment	(17,380)	(9,599)	(11,591)
Net cash provided by (used in) investing activities	122,942	(347,748)	(52,797)
Financing Activities
Net (decrease) increase in federal funds purchased	(11,000)	11,000	—
Net (decrease) increase in other short-term borrowings	(508,970)	3,357	(160,477)
Net increase in deposits	308,783	176,558	149,175
Repayments of other long-term debt	(634)	(23,598)	(588)
Proceeds from issuance of long-term debt	50,000	98,026	—
Repayments of capital lease obligations	(402)	(373)	(260)
Dividends paid	(39,394)	(34,849)	(30,513)
Proceeds from reissuance of treasury stock	211	208	228
Purchase of treasury stock	(6,259)	(26,189)	(1,458)
Net cash (used in) provided by financing activities	(207,665)	204,140	(43,893)
Net increase (decrease) in cash and cash equivalents	22,909	(8,345)	(8,385)
Cash and cash equivalents at January 1	98,947	107,292	115,677
Cash and cash equivalents at December 31	$121,856	$98,947	$107,292
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Statement of Accounting Policies
General
The following summary of accounting and reporting policies is presented to aid the reader in obtaining a better understanding of the consolidated financial statements of First Commonwealth Financial Corporation and its subsidiaries (“First Commonwealth”) contained in this report. First Commonwealth's subsidiaries include, First Commonwealth Bank ("FCB" or the "Bank"), First Commonwealth Insurance Agency, Inc. ("FCIA"), FRAMAL and First Commonwealth Financial Advisors, Inc ("FCFA").
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
Through its subsidiaries, which include a commercial bank and an insurance agency, First Commonwealth provides a full range of loan, deposit, trust, insurance and personal financial planning services primarily to individuals and small to middle market businesses in 28 counties in central and western Pennsylvania as well as throughout Ohio. First Commonwealth has determined that it has one business segment.
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

Mortgage Loans Held for Sale
Certain residential mortgage loans are originated for sale in the secondary mortgage loan market with the majority sold with servicing rights released. These loans are classified as loans held for sale and are carried at the estimated market value on an aggregate basis. Market value is determined on the basis of rates obtained in the respective secondary market for the type of loan held for sale. Loans are generally sold at a premium or discount from the carrying amount of the loan. Such premium or discount is recognized at the date of sale. Gain or loss on the sale of loans is recorded in non-interest income at the time consideration is received and all other criteria for sales treatment have been met.
Loans
Loans are carried at the principal amount outstanding. Interest is accrued as earned. Loans held for sale are carried at the lower of cost or fair market value determined on an individual basis.
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
First Commonwealth considers a loan to be a troubled debt restructured loan when the loan terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. Troubled debt restructured loans are considered to be impaired loans.
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
Allowance for Credit Losses
First Commonwealth maintains an allowance for credit losses at a level deemed sufficient to absorb losses that are inherent in the loan portfolio. First Commonwealth’s management determines and reviews with the Board of Directors the appropriateness of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual problem loans, delinquency and loss experience trends and other relevant factors, all of which may be susceptible to significant changes.
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
All impaired credits in excess of $250 thousand are individually reviewed quarterly. A specific reserve is established for impaired loans in an amount equal to the total amount of probable unconfirmed losses for the impaired loans that are reviewed. Based on this reserve as a percentage of reviewed loan balances, a reserve is also established for the impaired loan balances that are not individually reviewed.

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
Allowance for Off-Balance Sheet Credit Exposures
First Commonwealth maintains an allowance for off-balance sheet credit exposure at a level deemed sufficient to absorb losses that are inherent to off-balance sheet credit risk. Off-balance sheet credit exposure includes commitments to extend credit, standby letters of credit and commercial letters of credit. Management determines the appropriateness of the allowance on a quarterly basis, charging the provision against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the appropriateness of the allowance for off-balance sheet credit exposure consists of analysis of historical usage trends as well as loss history and probability of default rates related to the off-balance sheet category. The calculation begins with historical usage trends related to lines of credit as well as letters of credit and then utilizes those figures to determine the probable usage of available lines. These values are then adjusted by a determined probability of default as well as a loss given default. This amount is adjusted quarterly and reported as part of other operating expenses on the Consolidated Statements of Income.

Bank Owned Life Insurance
First Commonwealth and the banks that First Commonwealth has acquired have purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded as non-interest income in the Consolidated Statements of Income and cash receipts and disbursements are included in "Operating Activities" in the Consolidated Statements of Cash Flows. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $4.2 million and $3.8 million as of December 31, 2019 and 2018, respectively, and is reflected in "Other Liabilities" on the Consolidated Statements of Financial Condition.
Premises, Equipment and Lease Commitments
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
Software costs are amortized on a straight-line basis over a period not to exceed 7 years.

A right-of-use asset and related lease liability is recognized on the Consolidated Statements of Financial Condition for operating leases First Commonwealth has entered to lease certain office facilities. These amounts are reported as components of premises and equipment and other liabilities. Short-term operating leases, which are leases with an original term of 12 months or less and do not have a purchase option that is likely to be exercised, are not recognized as part of the right-of-use asset or lease liability. First Commonwealth has no material leasing arrangements for which it is the lessor of property or equipment.
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
Goodwill
Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” section below). Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value based test. First Commonwealth reviews goodwill annually and again at any quarter-end if a material event occurs during the quarter that may affect goodwill. If goodwill impairment testing is required, an assessment of qualitative factors can be completed before performing the two step goodwill impairment test. If an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then the two step goodwill impairment test is not required. Goodwill is evaluated for potential impairment by determining if our fair value has fallen below carrying value.
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
Comprehensive Income Disclosures
“Other Comprehensive Income” (comprehensive income, excluding net income) includes the after-tax effect of changes in unrealized holding gains and losses on available-for-sale securities, changes in the funded status of defined benefit postretirement plans and changes in the fair value of cash flow hedges. Comprehensive income is reported in the accompanying Consolidated Statements of Comprehensive Income, net of tax.
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
Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2019, First Commonwealth has interest rate derivative positions that are designated as hedging instruments and others that are not designated as hedging instruments. See Note 7, “Derivatives,” for a description of these instruments.
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

•
Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the evaluation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are nonmarketable equity investments, certain other real estate owned and certain impaired loans.

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
A significant component of the Company's revenue, net interest earned on financial assets and liabilities, is excluded from the scope of Topic 606. First Commonwealth generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, the Company has made no significant judgments in applying the revenue guidance prescribed in Topic 606 that affect the determination of the amount and timing of revenue from contracts with customers.

Note 2—Acquisition
Santander Branch Acquisition
On September 6, 2019, the Company's banking subsidiary, First Commonwealth Bank, completed its acquisition of 14 full service branches from Santander Bank N.A. ("Santander") receiving $329.5 million in cash. This acquisition further expands the Company's market into State College, Lock Haven, Williamsport and Lewisburg, Pennsylvania and included the purchase of$100.0 million in loans and $471.4 million in deposits.

The table below summarizes the final purchase price allocation and the net assets acquired (at fair value) and consideration received in connection with the Santander acquisition (dollars in thousands):

Consideration Received
Cash received		$329,533

Fair Value of Assets Acquired
Cash and cash equivalents	2,935
Loans	99,956
Premises and other equipment	3,637
Core deposit intangible	5,615
Other assets	770
Total assets acquired	112,913

Fair Value of Liabilities Assumed
Deposits	471,386
Other liabilities	186
Total liabilities assumed	471,572

Total Fair Value of Identifiable Net Assets		(358,659)

Goodwill		$29,126

The goodwill of $29.1 million arising from the acquisition represents the value of synergies and economies of scale expected from combining the operations of the Company with the branches acquired from Santander. The goodwill for this transaction is expected to be deducted over a 15-year period for income tax purposes.
The Company determined that this acquisition constitutes a business combination as defined in FASB ASC Topic 805, “Business Combinations.” Accordingly, as of the date of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” Acquired loans were recorded at fair value with no carryover of the related allowance for loan losses. At the date of acquisition, none of the loans were accounted for under the guidance of ASC Topic 310-30, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The fair value of acquired loans and certificate of deposits is established by discounting the expected future cash flows with a market discount rate for like maturities and risk instruments. The $100.0 million fair value of acquired loans is the result of $101.2 million in loans acquired from Santander and the recognition of a net combined yield and credit mark adjustment of $1.2 million. The $471.4 million fair value of acquired deposits is the result of $471.0 million in deposits acquired and the recognition of a yield mark adjustment of $0.4 million on the certificate of deposits. A $5.6 million core deposit intangible was recognized for core deposits acquired.
Costs related to the acquisition totaled $3.7 million. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Consolidated Statements of Income.
As a result of the full integration of the operations of the Santander branches, it is not practicable to determine revenue or net income included in the Company's operating results relating to Santander since the date of acquisition as Santander’s results cannot be separately identified.

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

	2019			2018			2017
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains on securities arising during the period	$20,625	$(4,331)	$16,294	$2,783	$(585)	$2,198	$7,023	$(2,458)	$4,565
Reclassification adjustment for gains on securities included in net income	(22)	5	(17)	(8,102)	1,701	(6,401)	(5,040)	1,764	(3,276)
Total unrealized gains (losses) on securities	20,603	(4,326)	16,277	(5,319)	1,116	(4,203)	1,983	(694)	1,289
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	935	(196)	739	326	(68)	258	(901)	315	(586)
Reclassification adjustment for losses on derivatives included in net income	—	—	—	10	(3)	7	119	(42)	77
Total unrealized gains (losses) on derivatives	935	(196)	739	336	(71)	265	(782)	273	(509)
Unrealized (losses) gains for postretirement obligations:
Net (loss) gain	(121)	25	(96)	144	(30)	114	94	(20)	74
Total unrealized (losses) gains for postretirement obligations	(121)	25	(96)	144	(30)	114	94	(20)	74
Total other comprehensive income (loss)	$21,417	$(4,497)	$16,920	$(4,839)	$1,015	$(3,824)	$1,295	$(441)	$854

The following table details the change in components of OCI for the year-ended December 31:

	2019
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at December 31	$(11,697)	$(105)	$461	$(11,341)
Other comprehensive income before reclassification adjustment	16,294	739		17,033
Amounts reclassified from accumulated other comprehensive income (loss)	(17)	—		(17)
Net gain			(96)	(96)
Net other comprehensive income during the period	16,277	739	(96)	16,920
Balance at December 31	$4,580	$634	$365	$5,579

	2018
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(6,166)	$(306)	$299	$(6,173)
Cumulative effect of adoption of ASU 2018-02	(1,328)	(64)	48	(1,344)
Balance at January 1	(7,494)	(370)	347	(7,517)
Other comprehensive income before reclassification adjustment	2,198	258		2,456
Amounts reclassified from accumulated other comprehensive income (loss)	(6,401)	7		(6,394)
Net gain			114	114
Net other comprehensive income during the period	(4,203)	265	114	(3,824)
Balance at December 31	$(11,697)	$(105)	$461	$(11,341)

	2017
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(7,455)	$203	$225	$(7,027)
Other comprehensive income before reclassification adjustment	4,565	(586)		3,979
Amounts reclassified from accumulated other comprehensive income (loss)	(3,276)	77		(3,199)
Net gain			74	74
Net other comprehensive income during the period	1,289	(509)	74	854
Balance at December 31	$(6,166)	$(306)	$299	$(6,173)

Note 4—Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the year for interest and income taxes as well as detail on non-cash investing and financing activities for the years ended December 31:

	2019	2018	2017
	(dollars in thousands)
Cash paid during the period for:
Interest	$56,005	$40,071	$21,552
Income taxes	21,787	23,826	27,902
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	4,723	4,334	3,067
Other real estate sales transferred to loans	—	—	1,891
Fair value of loans transferred from held to maturity to available for sale	30,359	37,367	15,102
Loans transferred from available for sale to held to maturity	482	—	—
Gross increase (decrease) in market value adjustment to securities available for sale	20,604	(5,319)	1,983
Gross increase (decrease) in market value adjustment to derivatives	935	336	(783)
Investments committed to purchase, not settled	25,484	—	—
Increase in limited partnership investment unfunded commitment	1,469	—	—
Net assets (liabilities) acquired through acquisition	(361,595)	21,834	37,070
Proceeds from death benefit on bank-owned life insurance not received	484	—	245
Treasury shares issued	2,531	2,257	2,258

Note 5—Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ending December 31:

	2019	2018	2017
Weighted average common shares issued	113,914,902	113,914,902	111,809,880
Average treasury shares	(15,447,299)	(14,747,687)	(16,463,079)
Average deferred compensation shares	(37,496)	(37,411)	(37,411)
Average unearned nonvested shares	(112,320)	(93,641)	(89,334)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	98,317,787	99,036,163	95,220,056
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	231,957	149,939	73,570
Additional common stock equivalents (deferred compensation) used to calculated diluted earnings per share	38,420	37,411	37,411
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	98,588,164	99,223,513	95,331,037
Basic Earnings Per Share	$1.07	$1.09	$0.58
Diluted Earnings Per Share	$1.07	$1.08	$0.58

The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the years ended December 31, because to do so would have been anti-dilutive.

	12/31/2019			12/31/2018			12/31/2017
		Price Range			Price Range			Price Range
	Shares	From	To	Shares	From	To	Shares	From	To
Restricted Stock	81,730	$12.99	$15.44	71,560	$8.84	$14.49	18,173	$8.55	$13.96
Restricted Stock Units	26,217	$16.62	$16.62	—	$—	$—	—	$—	$—

Note 6—Cash and Due from Banks
Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts, such as checking accounts and NOW accounts. Reserves are maintained in the form of vault cash or balances held with the local Federal Reserve Bank. First Commonwealth Bank maintained average balances of $14.7 million during 2019 and $4.9 million during 2018 with the Federal Reserve Bank of Cleveland.

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
Derivatives Designated as Hedging Instruments
In 2015, the Company entered into an interest rate swap contract, which was designated as a cash flow hedge. This contract, which had a total notional amount of $65.0 million, matured on March 4, 2019. The periodic net settlement of interest rate swaps was an adjustment to "Interest and fees on loans" in the Consolidated Statements of Income. For the years ended December 31, 2019 and 2018, there was a negative impact of $0.1 million and $0.6 million, respectively, on interest income as a result of these interest rate swaps. For the year ended December 31, 2017, there was a positive impact of $0.5 million on interest income.

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
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" in the Consolidated Statement of Income. For the year ended December 31, 2019, interest expense decreased by $0.2 million as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," the same line item in the Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at December 31, 2019 and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the Consolidated Statements of Income. The impact to noninterest income for the year ended December 31, 2019 was an increase of $0.1 million and the impact to noninterest expense for the years ended December 31, 2018 and 2017 was a decrease of $189 thousand and $19 thousand, respectively.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At December 31, 2019, the underlying funded mortgage loan commitments had a carrying value of $9.8 million and a fair value of $10.7 million, while the underlying unfunded mortgage loan commitments had a notional amount of $25.5 million. At December 31, 2018, the underlying funded mortgage loan commitments had a carrying value of $6.9 million and a fair value of $7.6 million, while the underlying unfunded mortgage loan commitments had a notional amount of $9.9 million.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other operating expenses" in the Consolidated Statements of Income. The impact on other noninterest expense for the year ended December 31, 2019 totaled $5 thousand. At December 31, 2019, the underlying loans had both a carrying value and a fair value of $4.8 million. At December 31, 2018, the underlying loans had both a carrying value and a fair value of $1.9 million.

The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks at December 31:

	2019	2018
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(272)	$(3)
Notional Amount:
Interest rate derivatives	587,275	411,645
Interest rate caps	87,188	36,111
Interest rate collars	35,354	—
Risk participation agreements	164,632	162,139
Sold credit protection on risk participation agreements	(69,011)	(59,315)
Interest rate options	25,460	9,900
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	801	(133)
Notional Amount	70,000	65,000
Interest rate forwards:
Fair value adjustment	(63)	(170)
Notional Amount	30,000	15,000
Foreign exchange forwards:
Fair value adjustment	(41)	(6)
Notional Amount	4,789	1,927

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Consolidated Statements of Income for the years ended December 31:

	2019	2018	2017
	(dollars in thousands)
Non-hedging interest rate derivatives:
(Decrease) increase in other income	$(269)	$787	$(473)
Decrease in other expense	(352)	(332)	—
Hedging interest rate derivatives:
(Decrease) increase in interest and fees on loans	(118)	(590)	452
Decrease in interest from subordinated debentures	(159)	—	—
Increase in other expense	7	10	119
Hedging interest rate forwards:
Increase in other income	106	—	—
Decrease in other expense	—	(189)	(19)
Hedging interest rate derivatives:
Increase in other expense	5	15	4

The fair value of our derivatives is included in a table in Note 18, “Fair Values of Assets and Liabilities,” in the line items “Other assets” and “Other liabilities.”

Note 8—Investment Securities

Securities Available for Sale
Below is an analysis of the amortized cost and fair values of securities available for sale at December 31:

	2019				2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$7,745	$596	$—	$8,341	$9,011	$479	$(84)	$9,406
Mortgage-Backed Securities – Commercial	186,316	2,983	(166)	189,133	169,633	214	(2,103)	167,744
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	660,777	4,113	(2,943)	661,947	686,906	1,846	(15,391)	673,361
Other Government-Sponsored Enterprises	1,000	—	—	1,000	10,000	12	—	10,012
Obligations of States and Political Subdivisions	17,738	171	—	17,909	27,592	126	(6)	27,712
Corporate Securities	22,919	1,043	—	23,962	20,912	321	(221)	21,012
Total Securities Available for Sale	$896,495	$8,906	$(3,109)	$902,292	$924,054	$2,998	$(17,805)	$909,247

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
The amortized cost and estimated fair value of debt securities available for sale at December 31, 2019, by contractual maturity, are shown below:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	35,886	36,554
Due after 5 but within 10 years	5,771	6,317
Due after 10 years	—	—
	41,657	42,871
Mortgage-Backed Securities (a)	854,838	859,421
Total Debt Securities	$896,495	$902,292

(a)
Mortgage Backed Securities include an amortized cost of $194.1 million and a fair value of $197.5 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $660.8 million and a fair value of $661.9 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the years ended December 31:

	2019	2018	2017
	(dollars in thousands)
Proceeds from sales	$948	$15,939	$143,660
Gross (losses) gains realized:
Sales Transactions:
Gross gains	$—	$4,719	$359
Gross losses	(7)	—	(316)
	(7)	4,719	43
Maturities and impairment
Gross gains	29	3,383	5,057
Gross losses	—	—	(60)
Other-than-temporary impairment	—	—	—
	29	3,383	4,997
Net gains and impairment	$22	$8,102	$5,040
Gross losses on sales transactions recognized in 2019 were the result of the sale of one municipal security after its credit rating was withdrawn. Gross gains from maturities recognized in 2019 were the result of calls on ten municipal securities. Gross gains from sales transactions of $4.7 million were recognized in 2018 as a result of the sale of the remaining pooled trust preferred security portfolio. Gross gains from maturities and impairment of $3.4 million were recognized in 2018 as a result of successful auction calls on PreSTL XIV and PreSTL IX, two of our pooled trust preferred securities.
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
Securities available for sale with an approximate fair value of $584.8 million and $636.3 million were pledged as of December 31, 2019 and 2018, respectively, to secure public deposits and for other purposes required or permitted by law.

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at December 31:.

	2019				2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,392	$57	$—	$3,449	$3,635	$—	$(97)	$3,538
Mortgage-Backed Securities – Commercial	51,291	18	(184)	51,125	55,221	—	(2,327)	52,894
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	229,667	1,377	(294)	230,750	279,109	212	(7,254)	272,067
Mortgage-Backed Securities – Commercial	12,081	67	—	12,148	13,159	—	(258)	12,901
Obligations of States and Political Subdivisions	40,092	554	—	40,646	42,331	175	(313)	42,193
Debt Securities Issued by Foreign Governments	600	—	—	600	400	—	—	400
Total Securities Held to Maturity	$337,123	$2,073	$(478)	$338,718	$393,855	$387	$(10,249)	$383,993

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$1,327	$1,331
Due after 1 but within 5 years	7,541	7,621
Due after 5 but within 10 years	31,824	32,294
Due after 10 years	—	—
	40,692	41,246
Mortgage-Backed Securities (a)	296,431	297,472
Total Debt Securities	$337,123	$338,718

(a)
Mortgage Backed Securities include an amortized cost of $54.7 million and a fair value of $54.6 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $241.7 million and a fair value of $242.9 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Securities held to maturity with an amortized cost of $306.8 million and $250.3 million were pledged as of December 31, 2019 and 2018, respectively, to secure public deposits for other purposes required or permitted by law.

Note 9—Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments—Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in other comprehensive income (“OCI”). During the years ended December 31, 2019, 2018 and 2017, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at December 31, 2019 for both available for sale and held to maturity securities by investment category and time frame for which the securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Commercial	$54,501	$(201)	$16,365	$(149)	$70,866	$(350)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	111,969	(436)	219,015	(2,801)	330,984	(3,237)
Total Securities	$166,470	$(637)	$235,380	$(2,950)	$401,850	$(3,587)

At December 31, 2019, fixed income securities issued by U.S. Government-sponsored enterprises comprised 90% of total unrealized losses and Government agencies account for 10% of total unrealized losses. All unrealized losses are a result of changes in market interest rates. At December 31, 2019, there were 36 debt securities in an unrealized loss position, 25 of which related to residential mortgage-backed securities with an unrealized loss of 12 months or more. There were no equity securities in an unrealized loss position at December 31, 2019.

The following table presents the gross unrealized losses and estimated fair value at December 31, 2018 for both available for sale and held to maturity securities by investment category and time frame for which the securities had been in a continuous unrealized loss position:

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

As of December 31, 2019, our corporate securities had an amortized cost and estimated fair value of $22.9 million and $24.0 million, respectively, and were comprised of debt for large regional banks. At December 31, 2018, these securities had an amortized cost of $20.9 million and estimated fair value of $21.0 million. There were four corporate securities in an unrealized loss position as of December 31, 2019 and one corporate security in a loss position as of December 31, 2018. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trend and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.

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

	2019	2018	2017
	(dollars in thousands)
Balance, beginning (a)	$—	$12,208	$17,056
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (b)	—	(223)	(890)
Reduction for debt securities sold during the period	—	(9,164)	—
Reduction for debt securities called during the period	—	(2,821)	(3,958)
Balance, ending	$—	$—	$12,208

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized either as principal payments or interest income during the period.
For the year ended December 31, 2017, no other-than-temporary impairment charges were recorded on equity securities. There were no equity securities in an unrealized loss position as of December 31, 2019 and 2018.

Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of December 31, 2019 and 2018, our FHLB stock totaled $15.1 million and $30.5 million, respectively and is included in “Other investments” on the Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2019.
At both December 31, 2019 and 2018, Other Investments also includes $1.7 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. For the years ended December 31, 2019 and 2018, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.

Note 10—Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types as of December 31:

	2019			2018
	Originated Loans	Acquired Loans	Total Loans	Originated Loans	Acquired Loans	Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,212,026	$29,827	$1,241,853	$1,100,947	$37,526	$1,138,473
Real estate construction	442,777	6,262	449,039	353,008	5,970	358,978
Residential real estate	1,415,808	265,554	1,681,362	1,313,645	248,760	1,562,405
Commercial real estate	1,958,346	159,173	2,117,519	1,922,349	201,195	2,123,544
Loans to individuals	685,416	13,959	699,375	585,347	5,392	590,739
Total loans	$5,714,373	$474,775	$6,189,148	$5,275,296	$498,843	$5,774,139

Credit Quality Information
As part of the on-going monitoring of credit quality within the loan portfolio, the following credit worthiness categories are used in grading our commercial loans:

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
The use of creditworthiness categories to grade commercial loans permits management’s use of migration analysis to estimate a portion of credit risk. The Company’s internal creditworthiness grading system provides a measurement of credit risk based primarily on an evaluation of the borrower’s cash flow and collateral. Movements between these rating categories provide a predictive measure of credit losses and therefore assists in determining the appropriate level for the loan loss reserves. Category ratings are reviewed each quarter, at which time management analyzes the results, as well as other external statistics and factors related to loan performance. Loans that migrate towards higher risk rating levels generally have an increased risk of default, whereas loans that migrate toward lower risk ratings generally will result in a lower risk factor being applied to those related loan balances.
The following tables represent our credit risk profile by creditworthiness category for the years ended December 31:

	2019
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated Loans
Pass	$1,171,363	$442,751	$1,406,845	$1,918,690	$685,108	$5,624,757
Non-Pass
OAEM	29,359	26	475	13,533	—	43,393
Substandard	11,304	—	8,488	26,123	308	46,223
Doubtful	—	—	—	—	—	—
Total Non-Pass	40,663	26	8,963	39,656	308	89,616
Total	$1,212,026	$442,777	$1,415,808	$1,958,346	$685,416	$5,714,373

Acquired Loans
Pass	$27,696	$5,697	$262,630	$153,814	$13,947	$463,784
Non-Pass
OAEM	2,009	565	537	2,072	—	5,183
Substandard	122	—	2,387	3,287	12	5,808
Doubtful	—	—	—	—	—	—
Total Non-Pass	2,131	565	2,924	5,359	12	10,991
Total	$29,827	$6,262	$265,554	$159,173	$13,959	$474,775

	2018
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated Loans
Pass	$1,055,394	$337,367	$1,302,912	$1,880,139	$585,141	$5,160,953
Non-Pass
OAEM	33,723	15,641	1,026	28,904	—	79,294
Substandard	11,830	—	9,707	13,306	206	35,049
Doubtful	—	—	—	—	—	—
Total Non-Pass	45,553	15,641	10,733	42,210	206	114,343
Total	$1,100,947	$353,008	$1,313,645	$1,922,349	$585,347	$5,275,296

Acquired Loans
Pass	$31,399	$5,337	$245,637	$198,201	$5,377	$485,951
Non-Pass
OAEM	5,890	633	736	441	—	7,700
Substandard	237	—	2,387	2,553	15	5,192
Doubtful	—	—	—	—	—	—
Total Non-Pass	6,127	633	3,123	2,994	15	12,892
Total	$37,526	$5,970	$248,760	$201,195	$5,392	$498,843

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
Total gross charge-offs for the years ended December 31, 2019 and 2018 were $12.3 million and $15.1 million, respectively.
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is appropriate to absorb losses inherent to the portfolio as of December 31, 2019. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of December 31. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	2019
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated Loans
Commercial, financial, agricultural and other	$391	$57	$140	$8,780	$9,368	$1,202,658	$1,212,026
Real estate construction	198	—	9	—	207	442,570	442,777
Residential real estate	3,757	749	736	6,646	11,888	1,403,920	1,415,808
Commercial real estate	227	114	—	6,609	6,950	1,951,396	1,958,346
Loans to individuals	4,070	1,020	931	307	6,328	679,088	685,416
Total	$8,643	$1,940	$1,816	$22,342	$34,741	$5,679,632	$5,714,373

Acquired Loans
Commercial, financial, agricultural and other	$1	$—	$1	$74	$76	$29,751	$29,827
Real estate construction	—	—	—	—	—	6,262	6,262
Residential real estate	304	207	221	1,949	2,681	262,873	265,554
Commercial real estate	—	107	—	298	405	158,768	159,173
Loans to individuals	87	89	35	12	223	13,736	13,959
Total	$392	$403	$257	$2,333	$3,385	$471,390	$474,775

	2018
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated Loans
Commercial, financial, agricultural and other	$130	$247	$92	$10,223	$10,692	$1,090,255	$1,100,947
Real estate construction	212	—	—	—	212	352,796	353,008
Residential real estate	3,697	710	790	6,238	11,435	1,302,210	1,313,645
Commercial real estate	492	69	—	3,437	3,998	1,918,351	1,922,349
Loans to individuals	2,362	532	662	207	3,763	581,584	585,347
Total	$6,893	$1,558	$1,544	$20,105	$30,100	$5,245,196	$5,275,296

Acquired Loans
Commercial, financial, agricultural and other	$1	$—	$—	$204	$205	$37,321	$37,526
Real estate construction	—	—	—	—	—	5,970	5,970
Residential real estate	226	24	27	1,904	2,181	246,579	248,760
Commercial real estate	—	—	—	1,042	1,042	200,153	201,195
Loans to individuals	46	12	11	15	84	5,308	5,392
Total	$273	$36	$38	$3,165	$3,512	$495,331	$498,843

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
There were no impaired loans held for sale at December 31, 2019 and December 31, 2018. Total gains of $0.4 million, $1.8 million and $21 thousand were recognized on sales of impaired loans during the years ended December 31, 2019, 2018, and 2017 respectively.

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of December 31, 2019 and 2018. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired for the years ended December 31, 2019, 2018 and 2017. Average balances are calculated based on month-end balances of the loans for the period reported and are included in the table below based on its period end allowance position.

	2019
	Recorded investment	Unpaid principal balance	Related specific allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
Originated Loans:
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$1,848	$6,997		$2,411	$66
Real estate construction	—	—		—	—
Residential real estate	10,372	12,437		10,819	365
Commercial real estate	3,015	3,210		7,455	156
Loans to individuals	406	640		371	17
Subtotal	15,641	23,284		21,056	604
With a specific allowance recorded:
Commercial, financial, agricultural and other	8,290	10,032	$1,580	4,110	77
Real estate construction	—	—	—	—	—
Residential real estate	474	498	1	241	—
Commercial real estate	5,293	5,308	851	1,747	3
Loans to individuals	—	—	—	—	—
Subtotal	14,057	15,838	2,432	6,098	80
Total	$29,698	$39,122	$2,432	$27,154	$684
Acquired Loans:
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$73	$73		$2,479	$—
Real estate construction	—	—		—	—
Residential real estate	2,136	2,585		1,986	8
Commercial real estate	298	320		747	18
Loans to individuals	12	15		13	—
Subtotal	2,519	2,993		5,225	26
With a specific allowance recorded:
Commercial, financial, agricultural and other	—	—	$—	—	—
Real estate construction	—	—	—	—	—
Residential real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Subtotal	—	—	—	—	—
Total	$2,519	$2,993	$—	$5,225	$26

	2018
	Recorded investment	Unpaid principal balance	Related specific allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
Originated Loans:
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$8,735	$16,442		$18,480	$602
Real estate construction	—	—		—	—
Residential real estate	10,726	12,571		10,651	271
Commercial real estate	3,599	3,812		7,919	177
Loans to individuals	281	408		310	11
Subtotal	23,341	33,233		37,360	1,061
With a specific allowance recorded:
Commercial, financial, agricultural and other	3,042	3,181	$797	2,531	20
Real estate construction	—	—	—	—	—
Residential real estate	486	495	107	504	13
Commercial real estate	1,866	1,878	596	991	4
Loans to individuals	—	—	—	—	—
Subtotal	5,394	5,554	1,500	4,026	37
Total	$28,735	$38,787	$1,500	$41,386	$1,098
Acquired Loans:
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$73	$73		$214	$10
Real estate construction	—	—		—	—
Residential real estate	2,031	2,604		1,906	5
Commercial real estate	1,042	2,052		1,565	—
Loans to individuals	15	17		16	—
Subtotal	3,161	4,746		3,701	15
With a specific allowance recorded:
Commercial, financial, agricultural and other	131	131	$131	11	—
Real estate construction	—	—	—	—	—
Residential real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Subtotal	131	131	131	11	—
Total	$3,292	$4,877	$131	$3,712	$15

	2017
	Originated		Acquired
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$10,282	$394	$476	$—
Real estate construction	—	—	25	—
Residential real estate	11,366	355	535	—
Commercial real estate	6,469	583	2,135	—
Loans to individuals	353	19	6	—
Subtotal	28,470	1,351	3,177	—
With a specific allowance recorded:
Commercial, financial, agricultural and other	9,391	96	—	—
Real estate construction	—	—	—	—
Residential real estate	167	—	74	—
Commercial real estate	143	4	155	—
Loans to individuals	—	—	—	—
Subtotal	9,701	100	229	—
Total	$38,171	$1,451	$3,406	$—

Unfunded commitments related to nonperforming loans were $1.7 million and $1.6 million at December 31, 2019 and 2018, respectively. After considering the collateral related to these commitments, a reserve of $12 thousand was established for these off balance sheet exposures at both December 31, 2019 and 2018, respectively.
Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. Troubled debt restructured loans are considered to be impaired loans.
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans as of December 31:

	2019	2018	2017
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$7,542	$8,757	$11,563
Nonaccrual status	6,037	11,761	11,222
Total	$13,579	$20,518	$22,785
Commitments
Letters of credit	$60	$60	$60
Unused lines of credit	163	1,027	54
Total	$223	$1,087	$114

The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings during the years ending December 31:

	2019
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$—	$—	$156	$156	$154	$—
Residential real estate	20	17	204	965	1,186	1,059	—
Commercial real estate	5	—	556	6,261	6,817	594	—
Loans to individuals	11	—	—	143	143	121	—
Total	38	$17	$760	$7,525	$8,302	$1,928	$—

	2018
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	3	$74	$—	$8,250	$8,324	$6,104	$—
Residential real estate	37	242	241	1,316	1,799	1,638	—
Commercial real estate	3	—	—	1,016	1,016	975	—
Loans to individuals	15	—	89	53	142	112	—
Total	58	$316	$330	$10,635	$11,281	$8,829	$—

	2017
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	6	$6,768	$1,806	$987	$9,561	$6,946	$566
Residential real estate	20	134	261	573	968	851	1
Commercial real estate	5	179	—	269	448	412	29
Loans to individuals	10	—	28	49	77	65	—
Total	41	$7,081	$2,095	$1,878	$11,054	$8,274	$596

The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this footnote. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the years ended December 31, 2019, 2018 and 2017, $0.8 million, $0.3 million and $0.3 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization. For 2019, 2018 and 2017, the changes in loan balances between the pre-modification balance and post-modification balance are due to customer payments. In 2019, the change between the pre-modification and post-modification balance for commercial real estate loans is primarily due to the payoff of one large commercial relationship that restructured during the year.

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the year ending December 31:

	2019		2018		2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	—	$—	1	$49	—	$—
Loans to individuals	—	—	—	—	1	2
Total	—	$—	1	$49	1	$2

The following tables provide detail related to the allowance for credit losses for the years ended December 31.

	2019
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated Loans:
Beginning balance	$19,235	$2,002	$3,934	$18,382	$4,033	$47,586
Charge-offs	(2,667)	—	(986)	(632)	(5,747)	(10,032)
Recoveries	245	158	246	189	611	1,449
Provision (credit)	3,408	398	897	1,792	6,087	12,582
Ending balance	20,221	2,558	4,091	19,731	4,984	51,585
Acquired Loans:
Beginning balance	$139	$—	$35	$4	$—	$178
Charge-offs	(726)	—	(56)	(1,376)	(84)	(2,242)
Recoveries	81	—	69	—	15	165
Provision (credit)	519	—	(46)	1,409	69	1,951
Ending balance	13	—	2	37	—	52
Total ending balance	$20,234	$2,558	$4,093	$19,768	$4,984	$51,637
Ending balance: individually evaluated for impairment	$1,580	$—	$1	$851	$—	$2,432
Ending balance: collectively evaluated for impairment	18,654	2,558	4,092	18,917	4,984	49,205
Loans:
Ending balance	1,241,853	449,039	1,681,362	2,117,519	699,375	6,189,148
Ending balance: individually evaluated for impairment	9,246	—	1,741	6,846	—	17,833
Ending balance: collectively evaluated for impairment	1,232,607	449,039	1,679,621	2,110,673	699,375	6,171,315

	2018
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated Loans:
Beginning balance	$23,418	$1,349	$2,753	$17,328	$3,404	$48,252
Charge-offs	(5,201)	—	(1,217)	(3,930)	(4,554)	(14,902)
Recoveries	746	135	233	153	579	1,846
Provision (credit)	272	518	2,165	4,831	4,604	12,390
Ending balance	19,235	2,002	3,934	18,382	4,033	47,586
Acquired Loans:
Beginning balance	$11	$—	$6	$29	$—	$46
Charge-offs	(93)	—	(96)	—	(22)	(211)
Recoveries	42	6	128	—	26	202
Provision (credit)	179	(6)	(3)	(25)	(4)	141
Ending balance	139	—	35	4	—	178
Total ending balance	$19,374	$2,002	$3,969	$18,386	$4,033	$47,764
Ending balance: individually evaluated for impairment	$928	$—	$107	$596	$—	$1,631
Ending balance: collectively evaluated for impairment	18,446	2,002	3,862	17,790	4,033	46,133
Loans:
Ending balance	1,138,473	358,978	1,562,405	2,123,544	590,739	5,774,139
Ending balance: individually evaluated for impairment	11,631	—	3,747	5,710	—	21,088
Ending balance: collectively evaluated for impairment	1,126,842	358,978	1,558,658	2,117,834	590,739	5,753,051

	2017
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated Loans:
Beginning balance	$35,974	$577	$2,492	$6,619	$4,504	$50,166
Charge-offs	(6,176)	—	(1,261)	(340)	(4,220)	(11,997)
Recoveries	3,900	465	304	274	460	5,403
Provision (credit)	(10,280)	307	1,218	10,775	2,660	4,680
Ending balance	23,418	1,349	2,753	17,328	3,404	48,252
Acquired Loans:
Beginning balance	—	—	19	—	—	19
Charge-offs	(458)	—	(26)	—	(28)	(512)
Recoveries	1	5	67	4	55	132
Provision (credit)	468	(5)	(54)	25	(27)	407
Ending balance	11	—	6	29	—	46
Total ending balance	$23,429	$1,349	$2,759	$17,357	$3,404	$48,298
Ending balance: individually evaluated for impairment	$3,478	$—	$111	$157	$—	$3,746
Ending balance: collectively evaluated for impairment	19,951	1,349	2,648	17,200	3,404	44,552
Loans:
Ending balance	1,163,383	248,868	1,426,370	2,019,096	549,659	5,407,376
Ending balance: individually evaluated for impairment	22,450	—	6,698	6,003	—	35,151
Ending balance: collectively evaluated for impairment	1,140,933	248,868	1,419,672	2,013,093	549,659	5,372,225

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
As of December 31, 2019 and 2018, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 7, “Derivatives,” for a description of interest rate derivatives entered into by First Commonwealth.
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

The following table identifies the notional amount of those instruments at December 31:

	2019	2018
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,981,275	$1,883,914
Financial standby letters of credit	16,630	18,298
Performance standby letters of credit	23,293	22,027
Commercial letters of credit	783	887

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
The notional amounts outstanding at December 31, 2019 include amounts issued in 2019 of $0.9 million in financial standby letters of credit and $7.0 million in performance standby letters of credit. There were no commercial letters of credit issued during 2019. A liability of $0.1 million and $0.2 million has been recorded as of December 31, 2019 and 2018, respectively, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $4.5 million and $5.0 million as of December 31, 2019 and 2018, respectively. This liability is reflected in “Other liabilities” in the Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.

Note 12—Premises, Equipment and Lease Commitments
Premises and Equipment
Premises and equipment are described as follows:

	Estimated Useful Life	2019	2018
	(dollars in thousands)
Land	Indefinite	$15,446	$15,359
Buildings and improvements	10-50 years	76,965	78,643
Operating lease right of use asset	1-25 years	52,114	—
Leasehold improvements	5-40 years	37,716	27,573
Furniture and equipment	3-7 years	71,548	67,735
Software	3-7 years	40,399	38,800
Subtotal		294,188	228,110
Less accumulated depreciation and amortization		156,920	147,636
Total premises and equipment, net		$137,268	$80,474

Depreciation related to premises and equipment included in noninterest expense for the years ended December 31, 2019, 2018 and 2017 amounted to $10.5 million, $9.5 million and $9.0 million, respectively. Amortization of lease right-of-use assets totaled $3.5 million in 2019.
Lease Commitments
On January 1, 2019, the Company adopted ASU 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842 using the transition option provided in ASU 2018-11, which provides for the modified retrospective approach. Under this approach, comparative periods were not restated and no cumulative effect adjustment to the opening balance of retained earnings was required.

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
Adoption of this standard resulted in the Company recognizing an ROU asset of $38.5 million and a lease liability of $41.8 million on January 1, 2019.
The following table represents the lease costs and other lease information for the year ended December 31, 2019 (dollars in thousands).

Operating lease cost classified as occupancy and equipment expense	$5,328
Weighted average lease term, in years	15.27
Weighted average discount rate	3.43%
Operating cash flows	$4,656

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
The following table reconciles future minimum lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the lease liability as of December 31, 2019 (dollars in thousands):

For the twelve months ended
2020	$5,199
2021	5,084
2022	4,961
2023	4,939
2024	4,791
Thereafter	44,391
Total future minimum lease payments	69,365
Less remaining imputed interest	16,471
Operating lease liability	$52,894

Rent expense, net of rental income, for all operating leases totaled $4.9 million in 2019, $4.1 million in 2018 and $2.7 million in 2017. Rent expense includes amounts related to items that are not included in the determination of lease right-of-use assets including expenses related to short-term leases and non-lease components such as taxes, insurance, and common area maintenance costs.

Note 13—Goodwill and Other Intangible Assets
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

We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of December 31, 2019 and 2018 was $303.3 million and $274.2 million, respectively. The $29.1 million increase in goodwill during the year ended December 31, 2019 is the result of the acquisition of 14 branches from Santander, completed in third quarter of 2019. No impairment charges on goodwill or other intangible assets were incurred in 2019, 2018 or 2017.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
An assessment of qualitative factors was completed as of November 30, 2019 and December 31, 2019 and indicated that it is more likely than not that the fair value of First Commonwealth's goodwill exceeds its carrying amount; therefore, the two step goodwill impairment test was not considered necessary. The assessment of qualitative factors considered historical and projected financial performance, macroeconomic factors such as the Company's access to capital, the general business climate and changes in the banking industry as well as market considerations such as geographic expansion, new product offerings and the regulatory environment.
As of December 31, 2019, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
FASB ASC Topic 350, “Intangibles—Other,” also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2019
Customer deposit intangibles	$25,843	$(11,760)	$14,083
Customer list intangible	2,283	(1,340)	943
Total other intangible assets	$28,126	$(13,100)	$15,026

December 31, 2018
Customer deposit intangibles	$20,228	$(8,877)	$11,351
Customer list intangible	2,283	(1,069)	1,214
Total other intangible assets	$22,511	$(9,946)	$12,565

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. The core deposits have a remaining amortization period of 9.7 years and a weighted average amortization period of approximately 8.1 years. The customer list intangible represents the estimated value of the customer base for an insurance agency acquired in 2014 and the wealth management business acquired as part of the DCB acquisition in 2017. These amounts are amortized over their expected lives using expected cash flows based on retention of the customer base. The customer list intangible has a remaining amortization period of 9.7 years and a weighted average amortization period of 7.9 years. In the table above, the change in the gross customer deposit intangible and customer list intangibles from December 31, 2018 to December 31, 2019 is due to the Santander acquisition resulting in $5.6 million of core deposit intangibles. First Commonwealth recognized amortization expense on other intangible assets of $3.2 million, $3.1 million, and $3.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
In addition to customer deposit intangibles and customer list intangibles, First Commonwealth has servicing rights on mortgage loans as well as certain commercial loans totaling $1.3 million and $0.5 million as of December 31, 2019 and 2018, respectively. These servicing rights relate to loans sold to third parties on which the Company retains servicing responsibilities. The Company recognized amortization expense on these servicing assets of $0.2 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively.

The following presents the estimated amortization expense of core deposit and customer list intangibles:

	Core Deposit Intangibles	Customer List Intangible	Total
	(dollars in thousands)
2020	$3,163	$230	$3,393
2021	2,753	193	2,946
2022	2,343	159	2,502
2023	1,933	127	2,060
2024	1,522	97	1,619
Thereafter	2,369	137	2,506
Total	$14,083	$943	$15,026

Note 14—Interest-Bearing Deposits
Components of interest-bearing deposits at December 31 were as follows:

	2019	2018
	(dollars in thousands)
Interest-bearing demand deposits	$254,981	$180,209
Savings deposits	3,896,536	3,401,354
Time deposits	835,851	850,216
Total interest-bearing deposits	$4,987,368	$4,431,779

Interest-bearing deposits at December 31, 2019 and 2018 include allocations from interest-bearing demand deposit accounts of $1.1 billion and $952.1 million, respectively, into savings, which includes money market accounts. These allocations are based on a formula and have been made to reduce First Commonwealth’s reserve requirement in compliance with regulatory guidelines.
Included in time deposits at December 31, 2019 and 2018 were certificates of deposit in denominations of $250 thousand or more of $143.9 million and $140.2 million, respectively.
Interest expense related to certificates of deposit in denominations of $250 thousand or greater amounted to $3.3 million in 2019, $1.6 million in 2018 and $0.5 million in 2017.
Included in time deposits at December 31, 2019, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2020	$586,365
2021	184,934
2022	34,250
2023	10,389
2024 and thereafter	19,913
Total	$835,851

Note 15—Short-term Borrowings
Short-term borrowings at December 31 were as follows:

	2019			2018			2017
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
	(dollars in thousands)
Federal funds purchased	$—	$8,069	2.53%	$11,000	$8,801	2.05%	$—	$6,225	1.24%
Borrowings from FHLB	136,200	278,930	2.62	565,000	467,594	2.12	567,500	710,932	1.18
Securities sold under agreements to repurchase	65,653	104,548	0.75	145,823	142,562	0.44	139,966	150,234	0.24
Total	$201,853	$391,547	2.12	$721,823	$618,957	1.74	$707,466	$867,391	1.01
Maximum total at any month-end	$670,831			$811,026			$967,259
Weighted average rate at year-end			1.41%			2.17%			1.27%

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2019	2018	2017
	(dollars in thousands)
Federal funds purchased	$204	$180	$77
Borrowings from FHLB	7,313	9,929	8,360
Securities sold under agreements to repurchase	781	632	362
Total interest on short-term borrowings	$8,298	$10,741	$8,799

Note 16—Subordinated Debentures
Subordinated debentures outstanding at December 31 are as follows:

		2019		2018
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Bank	2028-06-01	$49,222	4.875% until June 1, 2023, then LIBOR + 1.845%	$49,131	4.875% until June 1, 2023, then LIBOR + 1.845%
First Commonwealth Bank	2033-06-01	49,061	5.50% until June 1, 2028, then LIBOR + 2.37%	48,990	5.50% until June 1, 2028, then LIBOR + 2.37%
First Commonwealth Capital Trust II	2034-01-23	30,929	LIBOR + 2.85	30,929	LIBOR + 2.85
First Commonwealth Capital Trust III	2034-04-06	41,238	LIBOR + 2.85	41,238	LIBOR + 2.85
Total		$170,450		$170,288

On May 21, 2018, First Commonwealth Bank issued ten-year subordinated notes with an aggregate principal amount of $50.0 million and a fixed-to-floating rate of 4.88%. The rate remains fixed until June 1, 2023, then adjusts on a quarterly basis to LIBOR + 1.845%. The Bank may redeem the notes, beginning with the interest payment due on June 1, 2023, in whole or in part at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. Deferred issuance costs of $0.9 million are being amortized on a straight-line basis over the term of the notes.

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

Note 17—Other Long-term Debt
Other long-term debt at December 31 follows:

	2019		2018
	Amount	Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate
	(dollars in thousands)
Borrowings from FHLB due:
2019			$631	3.83%
2020	$659	3.84%	655	3.84
2021	50,685	2.32	681	3.84
2022	712	3.85	708	3.85
2023	739	3.86	735	3.85
2024	769	3.86
Thereafter	3,353	3.77	4,141	3.79
Total	$56,917		$7,551

The weighted average contractual rate reflects the rate due to creditors. There are no purchase accounting adjustments related to long-term debt in 2019 or 2018. Therefore, the weighted average effective rate of long-term debt is equal to the weighted average contractual rate of long-term debt.
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

•
Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for observable inputs for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes Obligations of U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, corporate securities, FHLB stock, loans held for sale, interest rate derivatives (including interest rate swaps, interest rate caps, interest rate collars and risk participation agreements), certain other real estate owned and certain impaired loans.

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
Management validates the market values provided by the third party service by having another source price 100% of the securities on a monthly basis, monthly monitoring of variances from prior period pricing and, on a monthly basis, evaluating pricing changes compared to expectations based on changes in the financial markets.
Other Investments include FHLB stock whose estimated fair value is based on its par value. Additional information on FHLB stock is provided in Note 9, “Impairment of Investment Securities.”
Loans held for sale include residential mortgage loans originated for sale in the secondary mortgage market. The estimated fair value for these loans was determined on the basis of rates obtained in the respective secondary market. Loans held for sale could also include the Small Business Administration guaranteed portion of small business loans. The estimated fair value of these loans is based on the contract with the third party investor.
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2019 and 2018, we have not realized any losses due to a counterparty's inability to pay any net uncollateralized position.
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

•
Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the valuation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are non-marketable equity investments, certain interest rate derivatives, certain impaired loans and certain other real estate.

The estimated fair value of the other investments included in Level 3 is based on carrying value as these securities do not have a readily determinable fair value.
The estimated fair value of limited partnership investments included in Level 3 is based on par value.
For interest rate derivatives included in Level 3, the fair value incorporates credit risk by considering such factors as likelihood of default and expected loss given default based on credit quality of the underlying counterparties (loan customers).
In accordance with ASU 2011-4, the following table provides information related to quantitative inputs and assumptions used in Level 3 fair value measurements.

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
December 31, 2019
Other Investments	$1,670		Carrying Value	N/A	N/A
Impaired Loans	884	(a)	Gas Reserve study	Discount rate	10.00%
				Gas per MMBTU	$2.61 - $3.49 (b)
				Oil per BBL/d	$47.09 - $53.14 (b)
	2,239	(a)	Discounted Cash Flow	Discount Rate	3.84% - 9.50%
Limited Partnership Investments	5,795		Par Value	N/A	N/A

December 31, 2018
Other Investments	1,670		Carrying Value	N/A	N/A
Impaired Loans	1,104	(a)	Gas Reserve study	Discount rate	10.00%
				Gas per MMBTU	$2.81 - $3.35 (b)
				Oil per BBL/d	$51.59 - $59.55 (b)
	3,249	(a)	Discounted Cash Flow	Discount Rate	1.90% - 9.50%
Limited Partnership Investments	2,696		Par Value	N/A	N/A

(a)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(b)	unobservable inputs are defined as follows: MMBTU—one million British thermal units; BBL/d—barrels per day.
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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at December 31:

	2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$8,341	$—	$8,341
Mortgage-Backed Securities—Commercial	—	189,133	—	189,133
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	661,947	—	661,947
Other Government-Sponsored Enterprises	—	1,000	—	1,000
Obligations of States and Political Subdivisions	—	17,909	—	17,909
Corporate Securities	—	23,962	—	23,962
Total Securities Available for Sale	—	902,292	—	902,292
Other Investments	—	15,091	1,670	16,761
Loans Held for Sale	—	15,989	—	15,989
Other Assets (a)	—	21,894	5,795	27,689
Total Assets	$—	$955,266	$7,465	$962,731
Other Liabilities (a)	$—	$21,469	$—	$21,469
Total Liabilities	$—	$21,469	$—	$21,469

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

	2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$9,406	$—	$9,406
Mortgage-Backed Securities—Commercial	—	167,744	—	167,744
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	673,361	—	673,361
Other Government-Sponsored Enterprises	—	10,012	—	10,012
Obligations of States and Political Subdivisions	—	27,712	—	27,712
Corporate Securities	—	21,012	—	21,012
Total Securities Available for Sale	—	909,247	—	909,247
Other Investments	—	30,456	1,670	32,126
Loans Held for Sale	—	11,881	—	11,881
Other Assets (a)	—	1,769	2,696	4,465
Total Assets	$—	$953,353	$4,366	$957,719
Other Liabilities (a)	$—	$2,081	$—	$2,081
Total Liabilities	$—	$2,081	$—	$2,081

(a)	Hedging and non-hedging interest rate derivatives and limited partnership investments

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2019:

	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of year	$1,670	$2,696	$4,366
Total gains or losses
Included in earnings	—	198	198
Included in other comprehensive income	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	2,956	2,956
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(55)	(55)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of year	$1,670	$5,795	$7,465
There are no gains or losses included in earnings for the period that are attributable to the change in realized gains (losses) relating to assets held at December 31, 2019.
During the year ended December 31, 2019, there were no transfers between fair value Levels 1, 2 or 3.
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

The tables below present the balances of assets measured at fair value on a nonrecurring basis at December 31 and total gains and losses realized on these assets during the year ended December 31:

	2019
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Impaired loans	$—	$12,267	$17,518	$29,785	$(2,667)
Other real estate owned	—	2,608	—	2,608	(196)
Total Assets	$—	$14,875	$17,518	$32,393	$(2,863)

	2018
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Impaired loans	$—	$15,076	$15,320	$30,396	$(1,778)
Other real estate owned	—	4,035	—	4,035	(593)
Total Assets	$—	$19,111	$15,320	$34,431	$(2,371)

Impaired loans over $250 thousand are individually reviewed to determine the amount of each loan considered to be at risk of noncollection. The fair value for impaired loans that are collateral based is determined by reviewing real property appraisals, equipment valuations, accounts receivable listings and other financial information. A discounted cash flow analysis is performed to determine fair value for impaired loans when an observable market price or a current appraisal is not available. For real estate secured loans, First Commonwealth’s loan policy requires updated appraisals be obtained at least every twelve months on all impaired loans with balances of $250 thousand and over. For real estate secured loans with balances under $250 thousand, we rely on broker price opinions. For non-real estate secured assets, the Company normally relies on third party valuations specific to the collateral type.
The fair value for other real estate owned, determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a current carrying value of $2.2 million as of December 31, 2019 and consisted primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated costs to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to this measurement is provided in Note 13 “Goodwill and Other Amortizing Intangible Assets.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during 2019.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees,” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million and $0.2 million at December 31, 2019 and 2018, respectively. See Note 11, “Commitments and Letters of Credit,” for additional information.
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
Subordinated debt and long-term debt: The fair value of long-term debt and subordinated debt is estimated by discounting the future cash flows using First Commonwealth’s estimate of the current market rate for similar types of borrowing arrangements.

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31:

	2019
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$102,346	$102,346	$102,346	$—	$—
Interest-bearing deposits	19,510	19,510	19,510	—	—
Securities available for sale	902,292	902,292	—	902,292	—
Securities held to maturity	337,123	338,718	—	338,718	—
Other investments	16,761	16,761	—	15,091	1,670
Loans held for sale	15,989	15,989	—	15,989	—
Loans	6,189,148	6,393,872	—	12,267	6,381,605
Financial liabilities
Deposits	6,677,615	6,677,595	—	6,677,595	—
Short-term borrowings	201,853	201,151	—	201,151	—
Long-term debt	56,917	58,051	—	58,051	—
Subordinated debt	170,450	171,772	—	—	171,772
Capital lease obligation	6,815	6,815	—	6,815	—

	2018
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$95,934	$95,934	$95,934	$—	$—
Interest-bearing deposits	3,013	3,013	3,013	—	—
Securities available for sale	909,247	909,247	—	909,247	—
Securities held to maturity	393,855	383,993	—	383,993	—
Other investments	32,126	32,126	—	30,456	1,670
Loans held for sale	11,881	11,881	—	11,881	—
Loans	5,774,139	5,821,791	—	15,076	5,806,715
Financial liabilities
Deposits	5,897,992	5,904,147	—	5,904,147	—
Short-term borrowings	721,823	721,532	—	721,532	—
Long-term debt	7,551	7,720	—	7,720	—
Subordinated debt	170,288	168,067	—	—	168,067
Capital lease obligation	7,217	7,217	—	7,217	—

Note 19—Income Taxes
The income tax provision for the years ended December 31 is as follows:

	2019	2018	2017
	(dollars in thousands)
Current tax provision:
Federal	$22,942	$21,330	$29,071
State	282	298	274
Total current tax provision	23,224	21,628	29,345
Deferred tax provision (benefit):
Federal	2,284	3,666	19,237
State	8	(20)	(21)
Total deferred tax provision	2,292	3,646	19,216
Total tax provision	$25,516	$25,274	$48,561

The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2019		2018		2017
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(dollars in thousands)
Tax at statutory rate	$27,478	21%	$27,882	21%	$36,304	35%
Increase (decrease) resulting from:
State income tax, net of federal benefit	229	—	220	—	164	—
Income from bank owned life insurance	(1,260)	(1)	(1,404)	(1)	(1,995)	(2)
Tax-exempt interest income, net	(1,298)	(1)	(1,473)	(1)	(2,709)	(3)
Tax credits	(7)	—	(5)	—	(11)	—
Enactment of federal tax reform	—	—	(346)	—	16,709	17
Other	374	—	400	—	99	—
Total tax provision	$25,516	19%	$25,274	19%	$48,561	47%

The total tax provision for financial reporting differs from the amount computed by applying the statutory federal income tax rate to income before taxes. First Commonwealth ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% for the years ended December 31, 2019 and December 31, 2018 and 35% for the year ended December 31, 2017 due to benefits resulting from tax-exempt interest, income from bank owned life insurance, and tax benefits associated with low-income housing tax credits. The consistent level of tax benefits that reduce First Commonwealth’s tax rate below the statutory rate produced an annual effective tax rate of 19%, 19% and 47% for the years ended December 31, 2019, 2018 and 2017, respectively. The annual effective tax rate of 47% for the year ended December 31, 2017, is greater than the 35% statutory rate due to the enactment of federal tax reform.
On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduces the corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result, we are required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional income tax expense of $16.7 million in 2017.
Also on December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Act in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allowed for a measurement period not to extend beyond one year from the Act’s enactment date to complete the necessary accounting.

In accordance with SAB 118, the accounting for income tax effects of the Act has been completed as of the year ended December 31, 2018. The completion of the accounting resulted in an immaterial change to the previously recorded re-measurement.
The tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that represent significant portions of the deferred tax assets and liabilities at December 31 are presented below:

	2019	2018
	(dollars in thousands)
Deferred tax assets:
Lease liability	$11,203	$—
Allowance for credit losses	10,937	10,116
Postretirement benefits other than pensions	275	311
Alternative minimum tax credit carryforward	216	216
Unrealized loss on securities available for sale	—	3,137
Net operating loss carryforward	2,017	3,636
Writedown of other real estate owned	48	711
Deferred compensation	1,720	1,426
Accrued interest on nonaccrual loans	710	629
Accrued incentives	2,185	2,477
Unfunded loan commitments & other reserves	964	1,064
Deferred rent	28	799
Other	956	1,486
Total deferred tax assets	31,259	26,008
Deferred tax liabilities:
Right of use asset	$(10,302)	$—
Unrealized gain on securities available for sale	(1,386)	—
Depreciation of assets	(1,470)	(1,378)
Other	(1,239)	(1,064)
Total deferred tax liabilities	(14,397)	(2,442)
Net deferred tax asset	$16,862	$23,566

The Company has approximately $9.3 million of federal net operating losses and $0.2 million of AMT carryforwards which are subject to an annual limitation under IRC Section 382. The net operating losses expire in 2034 and the Company expects to utilize the losses prior to expiration.
Management assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on our evaluation, as of December 31, 2019, management has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and future taxable income.
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Company has no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2019. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company records interest and penalties on unrecognized tax benefits as a component of noninterest expense.
First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) as well as all states in which we conduct business. Generally, tax years prior to the year ended December 31, 2016 are no longer open to examination by federal and state taxing authorities.

Note 20—Retirement Plans
First Commonwealth has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Effective January 1, 2013, a participating employee can receive a maximum matching contribution of 6% of their compensation. In addition, each participating employee may contribute up to 80% of their eligible compensation to the plan. The 401(k) plan expense was $3.6 million in 2019, $3.2 million in 2018, and $2.8 million in 2017.
First Commonwealth maintains a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to provide deferred compensation for those employees who are in the top 7% of full-time employees, as determined on the basis of base compensation. The NQDC Plan provides participants whose maximum retirement contribution is limited by IRS rules to defer additional compensation.
Participants in the NQDC Plan are eligible to defer (on a pre-tax basis) from 1% to 25% of their eligible Plan compensation. Participants are also eligible to defer all or a portion of the Annual Incentive Plan (on a pre-tax basis) from 10% to 100% of their annual cash incentive earned. There was no NQDC Plan expense in 2019, 2018 and 2017.
Select employees from former acquisitions were covered by postretirement benefit plans which provide medical and life insurance coverage. The measurement date for these plans was December 31.
Postretirement Benefits Other than Pensions from Prior Acquisitions
Net periodic benefit cost of these plans for the years ended December 31, was as follows:

	2019	2018	2017
	(dollars in thousands)
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	34	38	49
Amortization of transition obligation	—	—	—
Gain amortization	(60)	(35)	(21)
Net periodic benefit cost	$(26)	$3	$28

The following table sets forth the change in the benefit obligation and plan assets as of December 31:

	2019	2018
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$883	$1,188
Service cost	—	—
Interest cost	34	38
Amendments	—	—
Actuarial gain	61	(174)
Net benefits paid	(144)	(169)
Benefit obligation at end of year	834	883
Change in Plan Assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	144	169
Net benefits paid	(144)	(169)
Fair value of plan assets at end of year	—	—
Funded Status at End of Year	834	883
Unrecognized transition obligation	—	—
Unrecognized net gain	463	584
Amounts recognized in retained earnings	$1,297	$1,467

As of December 31, the funded status of the plan is:

	2019	2018
	(dollars in thousands)
Amounts Recognized in the Statement of Financial Condition as Other liabilities	$834	$883

The following table sets forth the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs as of December 31:

	2019	2018	2017
	(dollars in thousands)
Amounts recognized in accumulated other comprehensive income, net of tax:
Net (gain) loss	$(366)	$(461)	$(347)
Transition obligation	—	—	—
Total	$(366)	$(461)	$(347)

Weighted-average assumptions used to determine the benefit obligation as of December 31 are as follows:

	2019	2018	2017
Weighted-Average Assumptions
Discount rate	2.88%	4.11%	3.37%
Health care cost trend: Initial	5.55%	6.00%	6.00%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2025	2024	2023

Weighted-average assumptions used to determine the net benefit costs as of December 31 are as follows:

	2019	2018	2017
Weighted-Average Assumptions for Net Periodic Cost
Discount rate	4.11%	3.37%	3.74%
Health care cost trend: Initial	6.00%	6.00%	6.00%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2024	2023	2022
Corridor	10.00%	10.00%	10.00%
Recognition period for gains and losses	12.1	12.1	11.0

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
The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(dollars in thousands)
Effect on postretirement benefit obligation	$14	$(13)
Effect on total of service and interest cost components	1	(1)

As of December 31, 2019, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payments
(dollars in thousands)
2020	$102
2021	96
2022	89
2023	82
2024	75
2025 - 2029	286

The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2020 are as follows (dollars in thousands):

Postretirement Benefits
(dollars in thousands)
Net gain	$(52)
Transition obligation	—
Total	$(52)

Note 21—Incentive Compensation Plan
On January 20, 2009, the Board of Directors of the Company adopted, with shareholder approval, the First Commonwealth Financial Corporation Incentive Compensation Plan. This plan allows for shares of common stock to be issued to employees, directors, and consultants of the Company and its subsidiaries as an incentive to aid in the financial success of the Company. The shares can be issued as options, stock appreciation rights, performance share or unit awards, dividend or dividend equivalent rights, stock awards, restricted stock awards, or other annual incentive awards. Up to 5,000,000 shares of stock can be awarded under this plan, of which 2,930,128 shares were still eligible for awards as of December 31, 2019.

Restricted Stock
The following provides detail on the restricted stock awards which were issued and outstanding in 2019, 2018 and 2017 in order to retain and attract key employees. The grant date fair value of the restricted stock awards is equal to the price of First Commonwealth’s common stock on grant date.

Grant Date	Shares issued	Grant Price	Vesting Date	Number of Equal Vesting Periods

February 21, 2019	63,000	$14.22	February 22, 2022	1
February 21, 2019	15,000	$14.22	February 22, 2022	1
November 26, 2018	2,000	$13.82	November 26, 2021	1
May 29, 2018	3,000	15.44	May 29, 2021	1
March 26, 2018	2,000	14.08	March 26, 2021	1
February 26, 2018	77,500	14.49	February 26, 2021	1
March 24, 2017	5,000	12.99	March 24, 2020	1
March 24, 2017	7,000	12.99	August 31, 2017	1
March 24, 2017	7,000	12.99	March 24, 2020	1
March 24, 2017	7,000	12.99	August 31, 2017	1
December 19, 2016	15,000	13.96	December 19, 2019	3
September 30, 2016	10,000	10.09	September 30, 2019	1
September 19, 2016	33,000	10.02	September 19, 2019	3
June 7, 2016	10,000	9.34	June 7, 2019	1
March 1, 2016	10,000	8.84	March 1, 2019	1
March 1, 2016	5,000	8.84	March 1, 2019	1
March 1, 2016	20,000	8.84	August 31, 2017	1
June 26, 2015	1,000	9.84	June 26, 2018	1
February 20, 2015	10,000	8.45	August 31, 2017	1
February 5, 2015	50,000	8.55	February 5, 2018	1
January 15, 2015	20,000	8.38	January 15, 2017	1
November 17, 2014	3,500	9.26	November 17, 2017	1
April 8, 2014	27,500	8.89	April 8, 2017	3
March 24, 2014	46,000	9.18	March 24, 2017	1
March 4, 2014	5,000	8.75	March 4, 2017	1

Compensation expense related to restricted stock was $2.7 million, $2.6 million and $3.8 million in 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $3.1 million of unrecognized compensation cost related to unvested restricted stock awards granted.
A summary of the status of First Commonwealth’s unvested service-based restricted stock awards as of December 31 and changes for the years ended on those dates is presented below:

	2019		2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of the year	137,500	$13.05	117,000	$9.99	247,668	$9.34
Granted	78,000	14.22	84,500	14.50	26,000	12.99
Vested	(41,000)	10.09	(54,000)	9.37	(151,668)	9.49
Forfeited	(3,000)	14.40	(10,000)	9.34	(5,000)	8.55
Outstanding, end of the year	171,500	14.27	137,500	13.05	117,000	9.99

The following provides detail on restricted stock awards estimated to be granted on a performance award basis during 2019, 2018 and 2017. These plans were previously approved by the Board of Directors.

Grant Date	Target Share Award	Performance Period (years)	Award if threshold met	Award if targets are met	Award if superior met	Award if threshold not achieved	Vesting After Performance Period (years)	Final vesting
January 26, 2015	125,000	3	40%	100%	200%	—%	0	December 31, 2017
December 30, 2015	60,000	5					0	December 31, 2020
February 18, 2016	160,650	3	40%	100%	200%	—%	0	December 31, 2018
February 23, 2017	93,500	3	40%	100%	200%	—%	0	December 31, 2019
February 22, 2018	102,000	3	40%	100%	200%	—%	0	December 31, 2020
February 21, 2019	121,900	3	40%	100%	200%	—%	0	December 31, 2021

The following table summarizes the estimated unvested target share awards for the Plans as of December 31:

	2019	2018	2017
Outstanding, beginning of the year	496,603	525,045	426,596
Granted	134,929	130,995	276,442
Issued	(188,700)	(149,480)	(171,637)
Forfeited	—	(9,957)	(6,356)
Outstanding, end of the year	442,832	496,603	525,045

The December 30, 2015 grant has a fair value of $9.18 based the closing stock price when the shares were granted. Based on a Monte Carlo simulation, the February 23, 2017 grant has a fair value of $13.29 per share for 75% of the grant and $15.09 per share for 25% of the grant, the February 22, 2018 grant has a fair value of $14.17 for 50% of the grant, $13.25 for 25% of the grant and $15.83 for the remaining 25% of the grant and the February 21, 2019 grant has a fair value of $14.22 for 50% of the grant, $16.62 for 25% of the grant and $13.07 for the remaining 25% of the grant.

Note 22—Contingent Liabilities
Legal proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2019, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

Note 23—Revenue Recognition

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

The Company also evaluated whether it has any significant contract balances. A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration resulting in a contract receivable or before payment is due resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the Company has already received payment from the customer. First Commonwealth’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as trust income which is based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019 and 2018, the Company did not have any significant contract balances.

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of fees earned from its deposit customers for transaction-based, account maintenance, overdraft services and account analysis fees. Transaction-based fees, which include services such as ATM use fees, stop payment fees, statement rendering and ACH fees, are recognized at the time the transaction is executed which is the point in time the Company fulfills the customer’s request. Monthly account maintenance fees are earned over the course of the month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. The Company’s performance obligation for account analysis fees is generally satisfied, and the related revenue recognized, during the month the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

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

Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $3.0 million and $2.5 million in commission expense as of December 31, 2019 and 2018, respectively.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606 for the year ended December 31:

	2019	2018	2017
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$8,321	$7,901	$7,098
Service charges on deposit accounts	18,926	18,175	18,579
Insurance and retail brokerage commissions	7,583	7,426	8,807
Card-related interchange income	21,677	20,187	18,780
Gain on sale of other loans and assets	1,062	982	1,005
Other income	3,837	3,708	4,328
Noninterest Income (in-scope of Topic 606)	61,406	58,379	58,597
Noninterest Income (out-of-scope of Topic 606)	24,079	30,258	21,734
Total Noninterest Income	$85,485	$88,637	$80,331

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
The following is an analysis of loans to related parties (dollars in thousands):

December 31, 2018	$15,638
Advances	4,803
Repayments	(1,195)
December 31, 2019	$19,246

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

As of December 31, 2019 and 2018, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well-capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2019
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$954,991	14.26%	$703,370	10.50%	$669,877	10.00%
First Commonwealth Bank	913,863	13.67	702,006	10.50	668,577	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$800,526	11.95%	$569,395	8.50%	$535,901	8.00%
First Commonwealth Bank	759,398	11.36	568,291	8.50	534,862	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$800,526	10.17%	$314,963	4.00%	$393,704	5.00%
First Commonwealth Bank	759,398	9.66	314,338	4.00	392,922	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$730,526	10.91%	$468,914	7.00%	$435,420	6.50%
First Commonwealth Bank	759,398	11.36	468,004	7.00	434,575	6.50

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2018
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$918,786	14.65%	$619,173	9.88%	$658,361	10.50%	$627,011	10.00%
First Commonwealth Bank	885,151	14.14	618,213	9.88	657,341	10.50	626,039	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$767,881	12.25%	$493,771	7.88%	$532,959	8.50%	$501,608	8.00%
First Commonwealth Bank	734,246	11.73	493,005	7.88	532,133	8.50	500,831	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$767,881	10.28%	$298,856	4.00%	$298,856	4.00%	$373,570	5.00%
First Commonwealth Bank	734,246	9.84	298,340	4.00	298,340	4.00	372,926	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$697,881	11.13%	$399,719	6.38%	$438,907	7.00%	$407,557	6.50%
First Commonwealth Bank	734,246	11.73	399,100	6.38	438,227	7.00	406,925	6.50

Note 26—Capital
In 2012, First Commonwealth announced a $50.0 million common stock repurchase program. Additional share repurchase programs were authorized for up to $25.0 million in shares of the Company’s common stock for each year from 2013 to 2016. The repurchase program was suspended in July 2016 as a result of the acquisition of five branches in northern Ohio which management believes represents a better use of capital for shareholders. Repurchases under all programs resulted in a total of 16,665,735 shares repurchased at an average price of $7.55 per share. In 2018, First Commonwealth announced a $25.0 million common stock repurchase program. This program was completed prior to the end of 2018 and resulted in a total of 1,843,373 shares repurchased at an average price of $13.58. On March 4, 2019, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock. As of December 31, 2019, 393,946 shares have been repurchased at an average price of $12.71.

Note 27—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition	December 31,
	2019	2018
	(dollars in thousands)
Assets
Cash	$22,889	$21,466
Loans	13	14
Investment in subsidiaries	1,086,844	1,014,685
Investment in unconsolidated subsidiary trusts	2,190	2,192
Investment in jointly-owned company	306	280
Premises and equipment, net	3,801	3,519
Receivable from subsidiaries	4,750	—
Dividends receivable from subsidiaries	5,097	5,444
Other assets	6,924	5,402
Total assets	$1,132,814	$1,053,002
Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$4,983	$5,446
Subordinated debentures payable	72,167	72,167
Shareholders’ equity	1,055,664	975,389
Total liabilities and shareholders’ equity	$1,132,814	$1,053,002

Statements of Income	For the years ended December 31,
	2019	2018	2017
	(dollars in thousands)
Interest and dividends	$8	$1	$1
Dividends from subsidiaries	55,964	81,851	52,586
Interest expense	(3,735)	(3,722)	(3,000)
Other income	6	14	17
Operating expense	(4,525)	(4,047)	(4,767)
Income before taxes and equity in undistributed earnings of subsidiaries	47,718	74,097	44,837
Applicable income tax benefits	1,720	1,324	2,557
Income before equity in undistributed earnings of subsidiaries	49,438	75,421	47,394
Equity in undistributed earnings of subsidiaries	55,895	32,077	7,771
Net income	$105,333	$107,498	$55,165

	For the years ended December 31,
Statements of Cash Flow	2019	2018	2017
	(dollars in thousands)
Operating Activities
Net income	$105,333	$107,498	$55,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	340	320	322
Net gains on sales of assets	(2)	(7)	(3)
Decrease (increase) in prepaid income taxes	629	37	(550)
Undistributed equity in subsidiaries	(55,895)	(32,077)	(7,771)
Distribution from unconsolidated subsidiary	—	9,000	—
Other net	(2,957)	(1,628)	8,767
Net cash provided by operating activities	47,448	83,143	55,930
Investing Activities
Net change in loans	1	3	2
Purchases of premises and equipment	(586)	(87)	(207)
Proceeds from sale of other assets	2	7	3
Acquisition of affiliate, net of cash received	0	—	(250)
Investment in subsidiaries	0	(17,202)	(37,690)
Net cash used in by investing activities	(583)	(17,279)	(38,142)
Financing Activities
Dividends paid	(39,394)	(34,849)	(30,513)
Proceeds from reissuance of treasury stock	211	208	228
Purchase of treasury stock	(6,259)	(26,189)	(1,458)
Net cash used in financing activities	(45,442)	(60,830)	(31,743)
Net increase (decrease) in cash	1,423	5,034	(13,955)
Cash at beginning of year	21,466	16,432	30,387
Cash at end of year	$22,889	$21,466	$16,432

Cash dividends declared per common share were $0.40 for 2019, $0.35 in 2018 and $0.32 in 2017.
First Commonwealth Financial Corporation has an unsecured $20.0 million line of credit with another financial institution. As of December 31, 2019, there are no amounts outstanding on this line and we are in compliance with all debt covenants related to the line of credit.

Quarterly Summary of Financial Data—Unaudited
The unaudited quarterly results of operations for the years ended December 31 are as follows:

	2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$81,038	$82,575	$82,057	$79,594
Interest expense	12,233	14,130	14,931	14,108
Net interest income	68,805	68,445	67,126	65,486
Provision for credit losses	4,895	2,708	2,835	4,095
Net interest income after provision for credit losses	63,910	65,737	64,291	61,391
Net securities gains	7	9	6	—
Other noninterest income	22,521	22,170	21,900	18,872
Other expenses	53,109	54,897	52,229	49,730
Income before income taxes	33,329	33,019	33,968	30,533
Income tax provision	6,509	6,375	6,688	5,944
Net Income	$26,820	$26,644	$27,280	$24,589
Basic Earnings Per Share	$0.27	$0.27	$0.28	$0.25
Diluted Earnings Per Share	0.27	0.27	0.28	0.25
Average shares outstanding	98,182,023	98,267,229	98,346,674	98,479,041
Average shares outstanding assuming dilution	98,508,219	98,547,898	98,600,609	98,706,827

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$77,945	$74,873	$72,940	$66,499
Interest expense	12,896	11,060	9,265	6,814
Net interest income	65,049	63,813	63,675	59,685
Provision for credit losses	1,499	2,961	1,168	6,903
Net interest income after provision for credit losses	63,550	60,852	62,507	52,782
Net securities gains (losses)	—	—	5,262	2,840
Other noninterest income	20,529	19,757	21,046	19,203
Other expenses	50,024	49,530	49,129	46,873
Income before income taxes	34,055	31,079	39,686	27,952
Income tax provision	7,057	5,930	7,605	4,682
Net Income	$26,998	$25,149	$32,081	$23,270
Basic Earnings Per Share	$0.27	$0.25	$0.32	$0.24
Diluted Earnings Per Share	0.27	0.25	0.32	0.24
Average shares outstanding	99,147,933	100,226,647	95,305,009	97,433,137
Average shares outstanding assuming dilution	99,358,759	100,490,812	99,504,409	97,601,162

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
Based on First Commonwealth’s evaluation based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that internal control over financial reporting was effective as of December 31, 2019. The effectiveness of First Commonwealth’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

First Commonwealth Financial Corporation
Indiana, Pennsylvania
February 28, 2020

/S/ T. Michael Price	/S/ James R. Reske
T. Michael Price	James R. Reske
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Commonwealth Financial Corporation
Opinion on Internal Control over Financial Reporting
We have audited First Commonwealth Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Commonwealth Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in stockholder’s equity, and cash flows for the year ended December 31, 2019, and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 28, 2020

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of First Commonwealth Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses
Description of the Matter
The Company’s loan portfolio totaled $6.2 billion as of December 31, 2019, and the associated allowance for credit losses was $51.6 million. As discussed in Note 1 and Note 10, determining the amount of the allowance requires significant judgment and estimates about the collectability of loans and the factors that deserve consideration in estimating probable credit losses. Management relies on qualitative analysis of certain factors related to portfolio risks and economic conditions and adjusts the actual historical loss rates to reflect the impact these factors may have on probable losses in the portfolio. Qualitative factors considered by management include employment trends, macroeconomic trends, commercial real estate trends, lending practices, ability and experience of the credit staff, the overall lending environment and external factors such as the regulatory environment and competition. Management makes estimates for the qualitative factors using assumptions and information that is often subjective and changing rapidly.
Auditing management’s estimate of the allowance for credit losses involved a high degree of subjectivity due to the judgment and estimates required in evaluating management’s determination of the qualitative factors to the allowance for credit losses. Management’s identification and measurement of the qualitative factor adjustments is highly judgmental and could have a significant effect on the allowance for credit losses.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process for establishing the allowance for credit losses, including the qualitative factor adjustments made to the allowance for credit losses. We evaluated the design and tested the operating effectiveness of controls over the Company’s allowance for credit losses process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative factor adjustments to the allowance for credit losses and the completeness and accuracy of the data utilized to support management’s assessment.
To test the qualitative factor adjustments, we performed audit procedures that included, among others, evaluating the appropriateness of management’s methodology and assessing whether all relevant risks were reflected in the allowance for credit losses and the basis for the need to consider qualitative factor adjustments. Regarding the measurement of the qualitative factors, we evaluated the completeness, accuracy and relevance of the underlying internal and external market data utilized in management’s estimate and considered the existence of new or contrary information. We corroborated the data by comparing it to the Company’s historic loan performance and third-party macroeconomic data. We also compared the overall allowance for credit losses to those established by peer banks as a way to evaluate that the total allowance for credit losses inclusive of the qualitative factor adjustments is appropriately reflecting losses incurred in the portfolio and analyzed the change in the components of the qualitative reserves relative to the changes in the Company’s loan portfolio.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.
Pittsburgh, Pennsylvania
February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
First Commonwealth Financial Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ KPMG LLP
We served as the Company's auditor 2006 to 2018.
Pittsburgh, Pennsylvania
March 1, 2019

ITEM 9B.    Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information called for by this item concerning the identification, business experience and qualifications of First Commonwealth’s directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 28, 2020 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.
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
The following table provides information related to our existing equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	442,832	N/A	2,930,128
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	442,832	N/A	2,930,128
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

PART IV
ITEM 15.    Exhibits, Financial Statements and Schedules

(A)Documents Filed as Part of this Report
(1)Financial Statements
All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.
(2)    Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A
(3)Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.1 to the current report as Form 8-K filed February 1, 2016

10.1	Amended and Restated Non-Qualified Deferred Compensation Plan (formerly known as the Supplemental Executive Retirement Plan)	Exhibit 10.1 to the current report on Form 8-K filed December 21, 2017

10.2	Amended and Restated Employment Agreement dated January 1, 2012 entered into among First Commonwealth Financial Corporation, First Commonwealth Bank and T. Michael Price	Exhibit 10.1 to the current report on Form 8-K filed January 5, 2012

10.3	Change of Control Agreement dated December 30, 2011 entered into between FCFC and T. Michael Price	Exhibit 10.3 to the current report on Form 8-K filed January 5, 2012

10.4	First Commonwealth Financial Corporation Incentive Compensation Plan	Annex I to Proxy Statement filed March 19, 2015 relating to the 2015 Annual Meeting of Shareholders

10.5	2019 Annual Incentive Plan	Exhibit 10.1 to the quarterly report on Form 10-Q filed May 7, 2019

10.6	2017-2019 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 9, 2017

10.7	2018-2020 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 9, 2018

10.8	2019-2021 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 7, 2019

10.9	Form of Restricted Stock Agreement for service-based restricted stock	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2012

10.10	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Leonard V. Lombardi	Exhibit 10.13 to the annual report on Form 10-K filed March 5, 2012

10.11	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Matthew C. Tomb	Exhibit 10.14 to the annual report on Form 10-K filed March 5, 2012

10.12	Performance Unit Agreement dated December 30, 2015 between First Commonwealth Financial Corporation and T. Michael Price	Exhibit 10.13 to the annual report on Form 10-K filed February 29, 2016

Exhibit Number	Description	Incorporated by Reference to
10.13	Employment Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.1 to the current report on Form 8-K filed April 10, 2014

10.14	Change of Control Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.3 to the current report on Form 8-K filed April 10, 2014

10.15	Change of Control Agreement dated November 14, 2019 entered into between FCFC and Norman J. Montgomery	Exhibit 10.1 to current report on Form 8-K filed November 19, 2019

10.16	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Carrie L. Riggle	Exhibit 10.4 to the quarterly report on Form 10-Q filed May 8, 2013

10.17	Change of Control Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.2 to the quarterly report on Form 10-Q filed August 7, 2013

10.18	Employment Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 7, 2013

10.19	Employment Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.1 to the quarterly report on Form 10-Q filed November 9, 2016

10.20	Change of Control Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.2 to the quarterly report on Form 10-Q filed November 9, 2016

10.21	Restricted Stock Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.3 to the quarterly report on Form 10-Q filed November 9, 2016

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of EY LLP Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of KPMG LLP Independent Registered Public Accounting Firm	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.00
The following materials from First Commonwealth Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements.
Filed herewith
ITEM 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION (Registrant)

By:	/S/ T. Michael Price
T. Michael Price President and Chief Executive Officer

Dated: February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ Julie A. Caponi	Director	February 28, 2020
Julie A. Caponi
/S/ Ray T. Charley	Director	February 28, 2020
Ray T. Charley
/S/ Gary R. Claus	Director	February 28, 2020
Gary R. Claus
	Director, Chairman	February 28, 2020
David S. Dahlmann
/S/ Johnston A. Glass	Director	February 28, 2020
Johnston A. Glass
/S/ Jon L. Gorney	Director	February 28, 2020
Jon L. Gorney
/S/ David W. Greenfield	Director	February 28, 2020
David W. Greenfield
/S/ Bart E. Johnson	Director	February 28, 2020
Bart E. Johnson
/S/ Luke A. Latimer	Director	February 28, 2020
Luke A. Latimer
/S/ Aradhna M. Oliphant	Director	February 28, 2020
Aradhna M. Oliphant
/S/ T. Michael Price	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2020
T. Michael Price
/S/ James R. Reske	Executive Vice President, Chief Financial Officer, and Treasurer	February 28, 2020
James R. Reske
/S/ Robert J. Ventura	Director	February 28, 2020
Robert J. Ventura
	Director	February 28, 2020
Stephen A. Wolfe