Form 10-Q
period 2020-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2020-05-08
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of May 7, 2020, was 98,134,697.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

	March 31, 2020	December 31, 2019
	(Unaudited)
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$118,413	$102,346
Interest-bearing bank deposits	15,762	19,510
Securities available for sale, at fair value	972,626	902,292
Securities held to maturity, at amortized cost (Fair value of $327,592 and $338,718 at March 31, 2020 and December 31,2019, respectively)	318,256	337,123
Other investments	19,415	16,761
Loans held for sale	25,783	15,989
Loans:
Portfolio loans	6,313,944	6,189,148
Allowance for credit losses	(79,075)	(51,637)
Net loans	6,234,869	6,137,511
Premises and equipment, net	136,896	137,268
Other real estate owned	2,697	2,228
Goodwill	303,328	303,328
Amortizing intangibles, net	15,563	16,366
Bank owned life insurance	222,132	220,723
Other assets	129,365	97,328
Total assets	$8,515,105	$8,308,773
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,751,524	$1,690,247
Interest-bearing	5,171,564	4,987,368
Total deposits	6,923,088	6,677,615
Short-term borrowings	146,971	201,853
Subordinated debentures	170,490	170,450
Other long-term debt	56,755	56,917
Capital lease obligation	6,710	6,815
Total long-term debt	233,955	234,182
Other liabilities	153,167	139,458
Total liabilities	7,457,181	7,253,108
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued at March 31, 2020 and December 31, 2019, and 98,015,396 and 98,311,840 shares outstanding at March 31, 2020 and December 31, 2019, respectively	113,915	113,915
Additional paid-in capital	494,181	493,737
Retained earnings	571,256	577,348
Accumulated other comprehensive income, net	17,352	5,579
Treasury stock (15,899,506 and 15,603,062 shares at March 31, 2020 and December 31, 2019, respectively)	(138,780)	(134,914)
Total shareholders’ equity	1,057,924	1,055,665
Total liabilities and shareholders’ equity	$8,515,105	$8,308,773

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$71,740	$70,421
Interest and dividends on investments:
Taxable interest	6,973	8,164
Interest exempt from federal income taxes	315	418
Dividends	264	537
Interest on bank deposits	37	54
Total interest income	79,329	79,594
Interest Expense
Interest on deposits	8,449	8,175
Interest on short-term borrowings	588	3,438
Interest on subordinated debentures	2,146	2,354
Interest on other long-term debt	355	71
Interest on lease obligations	67	70
Total interest expense	11,605	14,108
Net Interest Income	67,724	65,486
Provision for credit losses	30,967	4,095
Net Interest Income after Provision for Credit Losses	36,757	61,391
Noninterest Income
Net securities gains	19	—
Trust income	2,111	1,926
Service charges on deposit accounts	4,745	4,245
Insurance and retail brokerage commissions	1,995	1,961
Income from bank owned life insurance	1,616	1,426
Gain on sale of mortgage loans	2,546	1,428
Gain on sale of other loans and assets	699	1,084
Card-related interchange income	5,262	4,730
Derivatives mark to market	(1,741)	(26)
Swap fee income	214	393
Other income	1,807	1,705
Total noninterest income	19,273	18,872
Noninterest Expense
Salaries and employee benefits	29,977	27,220
Net occupancy	4,973	4,916
Furniture and equipment	3,778	3,668
Data processing	2,467	2,544
Advertising and promotion	1,150	1,240
Pennsylvania shares tax	738	916
Intangible amortization	934	754
Collection and repossession	564	547
Other professional fees and services	910	754
FDIC insurance	28	574
Loss on sale or write-down of assets	213	65
Litigation and operational losses	390	401
Unfunded commitment reserve	(2,539)	(381)
Other operating	6,688	6,512
Total noninterest expense	50,271	49,730
Income Before Income Taxes	5,759	30,533
Income tax provision	1,032	5,944
Net Income	$4,727	$24,589
Average Shares Outstanding	98,123,627	98,479,041
Average Shares Outstanding Assuming Dilution	98,361,494	98,706,827
Per Share Data:
Basic Earnings per Share	$0.05	$0.25
Diluted Earnings per Share	$0.05	$0.25
Cash Dividends Declared per Common Share	$0.11	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
Net Income	$4,727	$24,589
Other comprehensive income, before tax expense:
Unrealized holding gains on securities arising during the period	19,503	9,030
Less: reclassification adjustment for gains on securities included in net income	(19)	—
Unrealized holding (losses) gains on derivatives arising during the period	(4,581)	133
Total other comprehensive income, before tax expense	14,903	9,163
Income tax expense related to items of other comprehensive income	(3,130)	(1,924)
Total other comprehensive income	11,773	7,239
Comprehensive Income	$16,500	$31,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2019	98,311,840	$113,915	$493,737	$577,348	$5,579	$(134,914)	$1,055,665
Net income				4,727			4,727
Other comprehensive income					11,773		11,773
Cash dividends declared ($0.11 per share)				(10,819)			(10,819)
Treasury stock acquired	(430,896)					(5,220)	(5,220)
Treasury stock reissued	134,452		444	—		1,150	1,594
Restricted stock	—	—	—	—		204	204
Balance at March 31, 2020	98,015,396	$113,915	$494,181	$571,256	$17,352	$(138,780)	$1,057,924

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2018	98,518,668	$113,915	$492,273	$511,409	$(11,341)	$(130,867)	$975,389
Net income				24,589			24,589
Other comprehensive income					7,239		7,239
Cash dividends declared ($0.10 per share)				(9,862)			(9,862)
Treasury stock acquired	(159,562)					(2,074)	(2,074)
Treasury stock reissued	188,700		941	—		1,590	2,531
Restricted stock	78,000	—	450	—		(243)	207
Balance at March 31, 2019	98,625,806	$113,915	$493,664	$526,136	$(4,102)	$(131,594)	$998,019

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

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Operating Activities	(dollars in thousands)
Net income	$4,727	$24,589
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	30,967	4,095
Deferred tax (benefit) expense	(3,551)	1,443
Depreciation and amortization	2,926	2,478
Net gains on securities and other assets	(1,645)	(2,218)
Net amortization of premiums and discounts on securities	1,310	784
Income from increase in cash surrender value of bank owned life insurance	(1,610)	(1,426)
Increase in interest receivable	(761)	(2,346)
Mortgage loans originated for sale	(65,236)	(34,985)
Proceeds from sale of mortgage loans	61,777	35,255
Increase in interest payable	1,122	1,522
Increase in income taxes payable	4,528	4,454
Other-net	(1,438)	(14,956)
Net cash provided by operating activities	33,116	18,689
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	18,504	8,641
Transactions with securities available for sale:
Proceeds from maturities and redemptions	50,107	31,099
Purchases	(127,368)	(6,401)
Purchases of FHLB stock	(18,682)	(10,293)
Proceeds from the redemption of FHLB stock	16,028	17,041
Proceeds from bank owned life insurance	557	—
Proceeds from sale of loans	7,960	8,559
Proceeds from sale of other assets	1,361	1,144
Net increase in loans	(140,013)	(104,189)
Purchases of premises and equipment and other assets	(3,654)	(4,128)
Net cash used in investing activities	(195,200)	(58,527)
Financing Activities
Net increase (decrease) in federal funds purchased	27,000	(11,000)
Net decrease in other short-term borrowings	(81,882)	(145,207)
Net increase in deposits	245,591	232,892
Repayments of other long-term debt	(162)	(156)
Repayments of capital lease obligation	(105)	(99)
Dividends paid	(10,819)	(9,862)
Purchase of treasury stock	(5,220)	(1,785)
Net cash provided by financing activities	174,403	64,783
Net increase in cash and cash equivalents	12,319	24,945
Cash and cash equivalents at January 1	121,856	98,947
Cash and cash equivalents at March 31	$134,175	$123,892

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
The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year of 2020. These interim financial statements should be read in conjunction with First Commonwealth’s 2019 Annual Report on Form 10-K.

Note 2 Supplemental Comprehensive Income Disclosures
The following table identifies the related tax effects allocated to each component of other comprehensive income (“OCI”) in the unaudited Consolidated Statements of Comprehensive Income. Reclassification adjustments related to securities available for sale are included in the "Net securities gains" line and reclassification adjustments related to losses on derivatives are included in the "Other operating" line in the unaudited Consolidated Statements of Income.

	For the Three Months Ended March 31,
	2020			2019
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$19,503	$(4,096)	$15,407	$9,030	$(1,896)	$7,134
Reclassification adjustment for gains on securities included in net income	(19)	4	(15)	—	—	—
Total unrealized gains on securities	19,484	(4,092)	15,392	9,030	(1,896)	7,134
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(4,581)	962	(3,619)	133	(28)	105
Reclassification adjustment for losses on derivatives included in net income	—	—	—	—	—	—
Total unrealized (losses) gains on derivatives	(4,581)	962	(3,619)	133	(28)	105
Total other comprehensive income	$14,903	$(3,130)	$11,773	$9,163	$(1,924)	$7,239

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the three months ended March 31:

	2020				2019
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$4,580	$365	$634	$5,579	$(11,697)	$461	$(105)	$(11,341)
Other comprehensive income before reclassification adjustment	15,407	—	(3,619)	11,788	7,134	—	105	7,239
Amounts reclassified from accumulated other comprehensive (loss) income	(15)	—	—	(15)	—	—	—	—
Net other comprehensive income during the period	15,392	—	(3,619)	11,773	7,134	—	105	7,239
Balance at March 31	$19,972	$365	$(2,985)	$17,352	$(4,563)	$461	$—	$(4,102)

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the three months ended March 31:

	2020	2019
	(dollars in thousands)
Cash paid during the period for:
Interest	$10,551	$12,660
Income taxes	80	61
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	1,961	982
Loans transferred from held to maturity to held for sale	10,858	4,156
Loans transferred from available for sale to held to maturity	385	—
Gross increase in market value adjustment to securities available for sale	19,484	9,030
Gross (decrease) increase in market value adjustment to derivatives	(4,581)	133
Noncash treasury stock reissuance	1,594	2,531
Unsettled treasury stock repurchases	—	289
Proceeds from death benefit on bank owned life insurance not received	(356)	—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2020	2019
Weighted average common shares issued	113,914,902	113,914,902
Average treasury stock shares	(15,672,850)	(15,291,253)
Average deferred compensation shares	(38,453)	(37,411)
Average unearned nonvested shares	(79,972)	(107,197)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	98,123,627	98,479,041
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	196,441	190,375
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	41,426	37,411
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	98,361,494	98,706,827
Basic Earnings per Share	$0.05	$0.25
Diluted Earnings per Share	$0.05	$0.25
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the three months ended March 31 because to do so would have been antidilutive.

	2020			2019
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	75,208	$13.82	$15.44	95,403	$12.99	$14.49
Restricted Stock Units	42,509	$13.72	$15.37	39,618	$14.22	$16.62

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
The following table identifies the notional amount of those instruments at:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,988,601	$1,981,275
Financial standby letters of credit	17,325	16,630
Performance standby letters of credit	20,074	23,293
Commercial letters of credit	782	783

The notional amounts outstanding as of March 31, 2020 include amounts issued in 2020 of $19 thousand in performance standby letters of credit and $52 thousand in financial standby letters of credit. There were no commercial letters of credit issued in 2020. A liability of $0.2 million and $0.1 million has been recorded as of March 31, 2020 and December 31, 2019,

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $2.0 million and $4.5 million as of March 31, 2020 and December 31, 2019, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2020, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
Note 6 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	March 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$7,395	$721	$—	$8,116	$7,745	$596	$—	$8,341
Mortgage-Backed Securities – Commercial	235,884	5,088	(215)	240,757	186,316	2,983	(166)	189,133
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	670,251	18,973	—	689,224	660,777	4,113	(2,943)	661,947
Other Government-Sponsored Enterprises	1,000	4	—	1,004	1,000	—	—	1,000
Obligations of States and Political Subdivisions	9,891	136	—	10,027	17,738	171	—	17,909
Corporate Securities	22,924	574	—	23,498	22,919	1,043	—	23,962
Total Securities Available for Sale	$947,345	$25,496	$(215)	$972,626	$896,495	$8,906	$(3,109)	$902,292

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
The amortized cost and estimated fair value of debt securities available for sale at March 31, 2020, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$5,597	$5,601
Due after 1 but within 5 years	23,248	23,536
Due after 5 but within 10 years	4,970	5,392
Due after 10 years	—	—
	33,815	34,529
Mortgage-Backed Securities (a)	913,530	938,097
Total Debt Securities	$947,345	$972,626

(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $243.3 million and a fair value of $248.9 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $670.3 million and a fair value of $689.2 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the three months ended March 31:

	2020	2019
	(dollars in thousands)
Proceeds from sales	$—	$—
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	—	—
	—	—
Maturities
Gross gains	19	—
Gross losses	—	—
	19	—
Net gains and impairment	$19	$—
Securities available for sale with an estimated fair value of $713.0 million and $584.8 million were pledged as of March 31, 2020 and December 31, 2019, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	March 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,298	$164	$—	$3,462	$3,392	$57	$—	$3,449
Mortgage-Backed Securities- Commercial	48,554	512	—	49,066	51,291	18	(184)	51,125
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	216,547	7,712	—	224,259	229,667	1,377	(294)	230,750
Mortgage-Backed Securities – Commercial	11,793	417	—	12,210	12,081	67	—	12,148
Obligations of States and Political Subdivisions	37,464	531	—	37,995	40,092	554	—	40,646
Debt Securities Issued by Foreign Governments	600	—	—	600	600	—	—	600
Total Securities Held to Maturity	$318,256	$9,336	$—	$327,592	$337,123	$2,073	$(478)	$338,718
The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$1,019	$1,023
Due after 1 but within 5 years	10,428	10,533
Due after 5 but within 10 years	26,617	27,039
Due after 10 years	—	—
	38,064	38,595
Mortgage-Backed Securities (a)	280,192	288,997
Total Debt Securities	$318,256	$327,592
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $51.9 million and a fair value of $52.5 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $228.3 million and a fair value of $236.5 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $290.5 million and $306.8 million were pledged as of March 31, 2020 and December 31, 2019, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit-related other-than-temporary impairment on debt securities is recognized in earnings, while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the three months ended March 31, 2020 and 2019, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at March 31, 2020 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Commercial	$25,481	$(215)	$—	$—	$25,481	$(215)
Total Securities	$25,481	$(215)	$—	$—	$25,481	$(215)

At March 31, 2020, fixed income securities issued by U.S. Government-sponsored enterprises comprised 100% of total unrealized losses due to changes in market interest rates. At March 31, 2020, there is 1 debt security in an unrealized loss position.
The following table presents the gross unrealized losses and estimated fair values at December 31, 2019 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Commercial	$54,501	$(201)	$16,365	$(149)	$70,866	$(350)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	111,969	(436)	219,015	(2,801)	330,984	(3,237)
Total Securities	$166,470	$(637)	$235,380	$(2,950)	$401,850	$(3,587)
As of March 31, 2020, our corporate securities had an amortized cost and an estimated fair value of $22.9 million and $23.5 million, respectively. As of December 31, 2019, our corporate securities had an amortized cost and estimated fair value of $22.9 million and $24.0 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were no corporate securities in an unrealized loss position as of March 31, 2020 and four corporate securities in an unrealized loss position as of December 31, 2019. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2020 and December 31, 2019, our FHLB stock totaled $17.7 million and $15.1 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three months ended March 31, 2020.
As of both March 31, 2020 and December 31, 2019, "Other investments" also includes $1.7 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the three-months ended March 31, 2020 and 2019, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
Note 8 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	March 31, 2020			December 31, 2019
	Originated	Acquired	Total	Originated	Acquired	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,242,909	$29,331	$1,272,240	$1,212,026	$29,827	$1,241,853
Real estate construction	408,234	5,224	413,458	442,777	6,262	449,039
Residential real estate	1,439,306	251,834	1,691,140	1,415,808	265,554	1,681,362
Commercial real estate	2,041,339	148,759	2,190,098	1,958,346	159,173	2,117,519
Loans to individuals	734,608	12,400	747,008	685,416	13,959	699,375
Total loans	$5,866,396	$447,548	$6,313,944	$5,714,373	$474,775	$6,189,148

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	March 31, 2020
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,183,879	$408,210	$1,431,760	$2,001,296	$734,333	$5,759,478
Non-Pass
OAEM	21,674	24	466	3,847	7	26,018
Substandard	37,356	—	7,080	36,196	268	80,900
Doubtful	—	—	—	—	—	—
Total Non-Pass	59,030	24	7,546	40,043	275	106,918
Total	$1,242,909	$408,234	$1,439,306	$2,041,339	$734,608	$5,866,396

Acquired loans
Pass	$27,330	$4,679	$249,022	$143,512	$12,388	$436,931
Non-Pass
OAEM	211	545	528	—	—	1,284
Substandard	1,790	—	2,284	5,247	12	9,333
Doubtful	—	—	—	—	—	—
Total Non-Pass	2,001	545	2,812	5,247	12	10,617
Total	$29,331	$5,224	$251,834	$148,759	$12,400	$447,548

	December 31, 2019
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,171,363	$442,751	$1,406,845	$1,918,690	$685,108	$5,624,757
Non-Pass
OAEM	29,359	26	475	13,533	—	43,393
Substandard	11,304	—	8,488	26,123	308	46,223
Doubtful	—	—	—	—	—	—
Total Non-Pass	40,663	26	8,963	39,656	308	89,616
Total	$1,212,026	$442,777	$1,415,808	$1,958,346	$685,416	$5,714,373

Acquired loans
Pass	$27,696	$5,697	$262,630	$153,814	$13,947	$463,784
Non-Pass
OAEM	2,009	565	537	2,072	—	5,183
Substandard	122	—	2,387	3,287	12	5,808
Doubtful	—	—	—	—	—	—
Total Non-Pass	2,131	565	2,924	5,359	12	10,991
Total	$29,827	$6,262	$265,554	$159,173	$13,959	$474,775

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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of March 31, 2020. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of March 31, 2020 and December 31, 2019. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	March 31, 2020
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated loans
Commercial, financial, agricultural and other	$417	$71	$28	$7,154	$7,670	$1,235,239	$1,242,909
Real estate construction	—	—	—	—	—	408,234	408,234
Residential real estate	3,350	1,036	506	6,160	11,052	1,428,254	1,439,306
Commercial real estate	375	66	31	34,021	34,493	2,006,846	2,041,339
Loans to individuals	3,145	885	720	267	5,017	729,591	734,608
Total	$7,287	$2,058	$1,285	$47,602	$58,232	$5,808,164	$5,866,396

Acquired loans
Commercial, financial, agricultural and other	$—	$—	$—	$74	$74	$29,257	$29,331
Real estate construction	—	—	—	—	—	5,224	5,224
Residential real estate	513	313	66	1,850	2,742	249,092	251,834
Commercial real estate	434	—	49	2,093	2,576	146,183	148,759
Loans to individuals	73	5	27	12	117	12,283	12,400
Total	$1,020	$318	$142	$4,029	$5,509	$442,039	$447,548

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2019
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

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications typically provide for the deferral of both principal and interest for 90 days. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), along with a joint agency statement issued by banking regulators,

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provides that short-term modifications of up to 180 days made in response to COVID-19 do not need to be accounted for as a TDR. As of April 24, 2020, the Company has granted approximately 6,000 deferrals to its customers with aggregate principal balances of $1.1 billion.
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
At March 31, 2020 and December 31, 2019, there were no impaired loans held for sale. During the three months ended, March 31, 2020 and 2019, there were no gains recognized on the sale of impaired loans.
The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of March 31, 2020 and December 31, 2019. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	March 31, 2020			December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Originated loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$958	$1,143		$1,848	$6,997
Real estate construction	—	—		—	—
Residential real estate	9,909	12,056		10,372	12,437
Commercial real estate	4,447	4,965		3,015	3,210
Loans to individuals	473	840		406	640
Subtotal	15,787	19,004		15,641	23,284
With an allowance recorded:
Commercial, financial, agricultural and other	7,469	14,780	$2,727	8,290	10,032	$1,580
Real estate construction	—	—	—	—	—	—
Residential real estate	255	358	—	474	498	1
Commercial real estate	31,451	31,484	6,868	5,293	5,308	851
Loans to individuals	—	—	—	—	—	—
Subtotal	39,175	46,622	9,595	14,057	15,838	2,432
Total	$54,962	$65,626	$9,595	$29,698	$39,122	$2,432

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2020			December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Acquired loans
With no related allowance recorded:
Commercial, financial, agricultural and other	$74	$74		$73	$73
Real estate construction	—	—		—	—
Residential real estate	2,000	2,468		2,136	2,585
Commercial real estate	245	261		298	320
Loans to individuals	12	15		12	15
Subtotal	2,331	2,818		2,519	2,993
With an allowance recorded:
Commercial, financial, agricultural and other	—	—	$—	—	—	$—
Real estate construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Commercial real estate	1,847	1,862	204	—	—	—
Loans to individuals	—	—	—	—	—	—
Subtotal	1,847	1,862	204	—	—	—
Total	$4,178	$4,680	$204	$2,519	$2,993	$—

	For the Three Months Ended March 31,
	2020				2019
	Originated Loans		Acquired Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$925	$4	$74	$—	$2,707	$13	$439	$—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	10,529	78	2,090	2	10,798	72	1,981	1
Commercial real estate	4,086	22	229	—	3,994	36	982	1
Loans to individuals	445	3	12	—	324	1	14	—
Subtotal	15,985	107	2,405	2	17,823	122	3,416	2
With an allowance recorded:
Commercial, financial, agricultural and other	7,838	18	—	—	3,068	3	—	—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	325	—	—	—	604	5	—	—
Commercial real estate	13,114	1	616	—	3,278	1	—	—
Loans to individuals	—	—	—	—	—	—	—	—
Subtotal	21,277	19	616	—	6,950	9	—	—
Total	$37,262	$126	$3,021	$2	$24,773	$131	$3,416	$2
Unfunded commitments related to nonperforming loans were $3.7 million at March 31, 2020 and $1.7 million at December 31, 2019. After consideration of the requirements to draw and available collateral related to these commitments, a reserve of $23

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

thousand and $12 thousand was established for these off balance sheet exposures at March 31, 2020 and December 31, 2019, respectively.
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$7,509	$7,542
Nonaccrual status	5,522	6,037
Total	$13,031	$13,579
Commitments
Letters of credit	$60	$60
Unused lines of credit	213	163
Total	$273	$223
The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three Months Ended March 31, 2020
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	—	$—	$—	$—	$—	$—	$—
Residential real estate	2	—	—	118	118	117	—
Commercial real estate	2	—	—	12	12	12	—
Loans to individuals	8	—	18	129	147	144	—
Total	12	$—	$18	$259	$277	$273	$—

	For the Three Months Ended March 31, 2019
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$—	$61	$61	$62	$—
Residential real estate	6	17	49	514	580	570	40
Commercial real estate	2	—	556	242	798	767	—
Loans to individuals	3	—	—	48	48	46	—
Total	12	$17	$605	$865	$1,487	$1,445	$40
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the three months ended March 31, 2020 and 2019, $18 thousand and $0.6 million, respectively, of total rate modifications represent loans with modifications to the rate as well as

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payment as a result of re-amortization. For both 2020 and 2019 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the three months ended March 31:

	2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	1	$71	—	$—
Loans to individuals	—	—	1	10
Total	1	$71	1	$10
The following tables provide detail related to the allowance for credit losses:

	For the Three Months Ended March 31, 2020
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$20,221	$2,558	$4,091	$19,731	$4,984	$51,585
Charge-offs	(486)	—	(552)	(265)	(2,483)	(3,786)
Recoveries	68	—	62	44	212	386
Provision (credit)	7,575	294	4,123	11,755	5,555	29,302
Ending balance	27,378	2,852	7,724	31,265	8,268	77,487
Acquired loans:
Beginning balance	13	—	2	37	—	52
Charge-offs	—	—	(25)	(1)	(136)	(162)
Recoveries	13	—	13	—	7	33
Provision (credit)	324	—	10	1,202	129	1,665
Ending balance	350	—	—	1,238	—	1,588
Total ending balance	$27,728	$2,852	$7,724	$32,503	$8,268	$79,075
Ending balance: individually evaluated for impairment	$2,727	$—	$—	$7,072	$—	$9,799
Ending balance: collectively evaluated for impairment	25,001	2,852	7,724	25,431	8,268	69,276
Loans:
Ending balance	1,272,240	413,458	1,691,140	2,190,098	747,008	6,313,944
Ending balance: individually evaluated for impairment	7,544	—	1,506	36,513	—	45,563
Ending balance: collectively evaluated for impairment	1,264,696	413,458	1,689,634	2,153,585	747,008	6,268,381

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31, 2019
	Commercial, financial, agricultural and other		Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$19,235		$2,002	$3,934	$18,382	$4,033	$47,586
Charge-offs	(483)		—	(136)	(299)	(1,110)	(2,028)
Recoveries	76		42	81	41	114	354
Provision (credit)	987		210	271	1,094	1,126	3,688
Ending balance	19,815		2,254	4,150	19,218	4,163	49,600
Acquired loans:
Beginning balance	139		—	35	4	—	178
Charge-offs	(526)		—	(45)	—	(5)	(576)
Recoveries	11	—	—	24	—	9	44
Provision (credit)	394		—	21	(4)	(4)	407
Ending balance	18		—	35	—	—	53
Total ending balance	$19,833		$2,254	$4,185	$19,218	$4,163	$49,653
Ending balance: individually evaluated for impairment	$1,012		$—	$119	$914	$—	$2,045
Ending balance: collectively evaluated for impairment	18,821		2,254	4,066	18,304	4,163	47,608
Loans:
Ending balance	1,180,320		389,387	1,565,349	2,138,376	597,638	5,871,070
Ending balance: individually evaluated for impairment	5,627		—	3,938	11,111	—	20,676
Ending balance: collectively evaluated for impairment	1,174,693		389,387	1,561,411	2,127,265	597,638	5,850,394

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
Adoption of this standard resulted in the Company recognizing right of-use ("ROU") assets of $38.5 million and a lease liability of $41.8 million on January 1, 2019.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the unaudited Consolidated Statements of Condition classification of the Company’s ROU assets and lease liabilities, lease costs and other lease information.

	March 31, 2020	December 31, 2019
Balance sheet:
Operating lease asset classified as premises and equipment	$47,777	$48,642
Operating lease liability classified as other liabilities	52,086	52,894
	For the Three Months Ended
	March 31, 2020	March 31, 2019
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,368	$1,337

Weighted average lease term, in years	15.11	16.28
Weighted average discount rate	3.42%	3.49%
Operating cash flows	$1,312	$1,119
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2020 were as follows (dollars in thousands):

For the twelve months ended:
March 31, 2021	$5,177
March 31, 2022	5,064
March 31, 2023	4,960
March 31, 2024	4,901
March 31, 2025	4,771
Thereafter	43,204
Total future minimum lease payments	68,077
Less remaining imputed interest	15,991
Operating lease liability	$52,086

Note 10 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at March 31, 2020 and December 31, 2019, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 Fair Values of Assets and Liabilities
FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All non-financial assets are included either as a separate line item on the unaudited Consolidated Statements of Financial Condition or in the “Other assets” category of the unaudited Consolidated Statements of Financial Condition. Currently, First Commonwealth does not have any non-financial liabilities to disclose.
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

In accordance with FASB ASC Topic 820, First Commonwealth groups financial assets and financial liabilities measured at fair value in three levels based on the principal markets in which the assets and liabilities are transacted and the observability of the data points used to determine fair value. These levels are:
•Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange (“NYSE”). Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
•Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes Obligations of U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, corporate securities, FHLB stock, loans held for sale, interest rate derivatives (including interest rate caps, interest rate collars, interest rate swaps and risk participation agreements), certain other real estate owned and certain impaired loans.
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
Other investments recorded in the unaudited Consolidated Statements of Financial Condition are primarily comprised of FHLB stock whose estimated fair value is based on its par value. Additional information on FHLB stock is provided in Note 7, “Impairment of Investment Securities.”
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2020, we have not realized any losses due to a counterparty's inability to pay any uncollateralized positions.
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
•Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the valuation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are non-marketable equity investments, certain interest rate derivatives, certain other real estate owned and certain impaired loans.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with ASU No. 2011-4, "Fair Value Measurements (Topic 820)," the following table provides information related to quantitative inputs and assumptions used in March 31, 2020 Level 3 fair value measurements.

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
March 31, 2020
Other Investments	$1,670		CarryingValue	N/A	N/A
Impaired Loans	758	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$1.46 - $1.48 (b)
				Oil per BBL/d	$36.00 - $36.00 (b)
Limited Partnership Investments	6,223		Par Value	N/A	N/A
December 31, 2019
Other Investments	$1,670		CarryingValue	N/A	N/A
Impaired Loans	884	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$2.61 - $3.49 (b)
				Oil per BBL/d	$47.09 - $53.14 (b)
	2,239		Discounted Cash Flow	Discount Rate	$3.84 - $9.50
Limited Partnership Investments	5,795		Par Value	N/A	N/A

(a)The remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.
(b)Unobservable inputs are defined as follows: MMBTU - million British thermal units; BBL/d - barrels per day.
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
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$8,116	$—	$8,116
Mortgage-Backed Securities - Commercial	—	240,757	—	240,757
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	689,224	—	689,224
Other Government-Sponsored Enterprises	—	1,004	—	1,004
Obligations of States and Political Subdivisions	—	10,027	—	10,027
Corporate Securities	—	23,498	—	23,498
Total Securities Available for Sale	—	972,626	—	972,626
Other Investments	—	17,745	1,670	19,415
Loans Held for Sale	—	25,783	—	25,783
Other Assets(a)	—	57,676	6,223	63,899
Total Assets	$—	$1,073,830	$7,893	$1,081,723
Other Liabilities(a)	$—	$63,976	$—	$63,976
Total Liabilities	$—	$63,976	$—	$63,976
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$8,341	$—	$8,341
Mortgage-Backed Securities - Commercial	—	189,133	—	189,133
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	661,947	—	661,947
Other Government-Sponsored Enterprises	—	1,000	—	1,000
Obligations of States and Political Subdivisions	—	17,909	—	17,909
Corporate Securities	—	23,962	—	23,962
Total Securities Available for Sale	—	902,292	—	902,292
Other Investments	—	15,091	1,670	16,761
Loans Held for Sale	—	15,989	—	15,989
Other Assets(a)	—	21,894	5,795	27,689
Total Assets	$—	$955,266	$7,465	$962,731
Other Liabilities(a)	$—	$21,469	$—	$21,469
Total Liabilities	$—	$21,469	$—	$21,469
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

For the three months ended March 31, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

2020
	Other Investments	Other Assets	Total
(dollars in thousands)
Balance, beginning of period	$1,670	$5,795	$7,465
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	428	428
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,670	$6,223	$7,893

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
During the three months ended March 31, 2020 and 2019, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at March 31, 2020 and 2019.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$34,995	$14,346	$49,341
Other real estate owned	—	2,935	—	2,935
Total Assets	$—	$37,930	$14,346	$52,276

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$12,267	$17,518	$29,785
Other real estate owned	—	2,608	—	2,608
Total Assets	$—	$14,875	$17,518	$32,393
The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Impaired loans	$(8,029)	$(969)
Other real estate owned	(101)	(49)
Total losses	$(8,130)	$(1,018)
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned, determined using an internal valuation, is classified as Level 3. OREO has a current carrying value of $2.7 million as of March 31, 2020 and consists primarily of residential and commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2020.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.2 million and $0.1 million at March 31, 2020 and December 31, 2019, respectively. See Note 5, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	March 31, 2020
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$118,413	$118,413	$118,413	$—	$—
Interest-bearing deposits	15,762	15,762	15,762	—	—
Securities available for sale	972,626	972,626	—	972,626	—
Securities held to maturity	318,256	327,592	—	327,592	—
Other investments	19,415	19,415	—	17,745	1,670
Loans held for sale	25,783	25,783	—	25,783	—
Loans	6,313,944	6,702,184	—	34,995	6,667,189
Financial liabilities
Deposits	6,923,088	6,930,139	—	6,930,139	—
Short-term borrowings	146,971	146,405	—	146,405	—
Subordinated debt	170,490	156,508	—	—	156,508
Long-term debt	56,755	58,804	—	58,804	—
Capital lease obligation	6,710	6,710	—	6,710	—

	December 31, 2019
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$102,346	$102,346	$102,346	$—	$—
Interest-bearing deposits	19,510	19,510	19,510	—	—
Securities available for sale	902,292	902,292	—	902,292	—
Securities held to maturity	337,123	338,718	—	338,718	—
Other investments	16,761	16,761	—	15,091	1,670
Loans held for sale	15,989	15,989	—	15,989	—
Loans	6,189,148	6,393,872	—	12,267	6,381,605
Financial liabilities
Deposits	6,677,615	6,677,595	—	6,677,595	—
Short-term borrowings	201,853	201,151	—	201,151	—
Subordinated debt	170,450	171,772	—	—	171,772
Long-term debt	56,917	58,051	—	58,051	—
Capital lease obligation	6,815	6,815	—	6,815	—

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
We have 32 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have 14 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
Derivatives Designated as Hedging Instruments
In 2015, the Company entered into an interest rate swap contract that was designated as a cash flow hedge. This contract, which had a notional amount of $65.0 million, matured on March 4, 2019. The periodic net settlement of interest rate swaps was recorded as an adjustment to "Interest and fees on loans" in the unaudited Consolidated Statements of Income. For the three months ended March 31, 2019 there was a $7 thousand negative impact on net interest income as a result of these interest rate swaps.
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
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" in the unaudited Consolidated Statements of Income. For the three months ended March 31, 2020 there was a $0.1 million positive impact on net interest income as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," the same line item in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at March 31, 2020, and changes in the fair value attributed to hedge ineffectiveness were not material.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Other noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three months ended March 31, 2020 was an increase of $0.9 million.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At March 31, 2020, the underlying funded mortgage loan commitments had a carrying value of $13.6 million and a fair value of $15.8 million, while the underlying unfunded mortgage loan commitments had a notional amount of $41.4 million. At December 31, 2019, the underlying funded mortgage loan commitments had a carrying value of $9.8 million and a fair value of $10.7 million, while the underlying unfunded mortgage loan commitments had a notional amount of $25.5 million. The interest rate lock commitments increased other noninterest income by $0.5 million for the three months ended March 31, 2020.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the unaudited Consolidated Statements of Income. The increase in other noninterest expense for the three months ended March 31, 2020 totaled $5 thousand. At March 31, 2020 and December 31, 2019, the underlying loans had a carrying value of $4.7 million and $4.8 million, respectively, and a fair value of $4.6 million and $4.8 million, respectively.

The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(2,013)	$(272)
Notional amount:
Interest rate derivatives	602,069	587,275
Interest rate caps	102,611	87,188
Interest rate collars	35,354	35,354
Risk participation agreements	165,499	164,632
Sold credit protection on risk participation agreements	(78,862)	(69,011)
Interest rate options	41,423	25,460
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(3,779)	801
Notional amount	70,000	70,000
Interest rate forwards:
Fair value adjustment	(544)	(63)
Notional amount	40,000	30,000
Foreign exchange forwards:
Fair value adjustment	37	(41)
Notional amount	4,670	4,789

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income," 'Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Non-hedging interest rate derivatives
Decrease in other income	$(811)	$(470)
Increase in other expense	—	—
Hedging interest rate derivatives
Decrease in interest and fees on loans	—	(118)
Decrease in interest from subordinated debentures	(54)	—
Increase in other expense	—	7
Hedging interest rate forwards
Increase (decrease) in other income	481	(64)
Increase in other expense	—	—
Hedging foreign exchange forwards
Increase in other expense	5	2
The fair value of our derivatives is included in a table in Note 11, “Fair Values of Assets and Liabilities,” in the line items
“Other assets” and “Other liabilities.”
Note 13 Goodwill
FASB ASC Topic 350-20, “Intangibles – Goodwill and Other” requires an annual valuation of the fair value of a reporting unit that has goodwill and a comparison of the fair value to the book value of equity to determine whether the goodwill has been impaired. Goodwill is also required to be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. When circumstances indicate that it is more likely than not that fair value is less than carrying value, a triggering event has occurred and a quantitative impairment test would be performed.
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as both of March 31, 2020 and December 31, 2019 was $303.3 million. No impairment charges on goodwill or other intangible assets were incurred in 2020 or 2019.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As a result of the COVID-19 pandemic and its impact on the Company's stock price as well as the potential impact on future earnings, Management evaluated whether a triggering event had occurred as of March 31, 2020. The evaluation concluded that it was more likely than not that First Commonwealth's fair value exceeded its book value and therefore there was no triggering event. However, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Subordinated Debentures
Subordinated debentures outstanding are as follows:

		March 31, 2020		December 31, 2019
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	$49,245	4.875% until June 1, 2023, then LIBOR + 1.845%	$49,222	4.875% until June 1, 2023, then LIBOR + 1.845%
First Commonwealth Bank	2033	49,078	5.50% until June 1, 2028, then LIBOR + 2.37%	49,061	5.50% until June 1, 2028, then LIBOR + 2.37%
First Commonwealth Capital Trust II	2034	30,929	LIBOR + 2.85%	30,929	LIBOR + 2.85%
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85%	41,238	LIBOR + 2.85%
Total		$170,490		$170,450
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

The Company also evaluated whether it has any significant contract balances. A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration resulting in a contract receivable or before payment is due resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the Company has already received payment from the customer. First Commonwealth’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as trust income which is based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2020 and December 31, 2019, the Company did not have any significant contract balances.

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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $0.8 million and $0.7 million in commission expense as of March 31, 2020 and 2019, respectively.

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$2,111	$1,926
Service charges on deposit accounts	4,745	4,245
Insurance and retail brokerage commissions	1,995	1,961
Card-related interchange income	5,262	4,730
Gain on sale of other loans and assets	159	258
Other income	944	862
Noninterest Income (in-scope of Topic 606)	15,216	13,982
Noninterest Income (out-of-scope of Topic 606)	4,057	4,890
Total Noninterest Income	$19,273	$18,872

Note 16 Subsequent Event
On March 27, 2020, the CARES Act was signed into law and authorized the Small Business Administration ("SBA") to guarantee loans under the Paycheck Protection Program (“PPP”) for small businesses who meet the necessary eligibility requirements. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA and the SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. From April 3, 2020, the date the SBA began accepting applications, the Company has secured authorization from the SBA to fund 4,600 PPP loans totaling approximately $600 million. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liability to the Company associated with participation in the program that cannot be determined at this time.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three months ended March 31, 2020 and 2019, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
Forward-Looking Statements
Certain statements contained in this report that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute “forward-looking statements” as well. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” or words of similar meaning. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including uncertainties regarding the impact of the COVID-19 pandemic, and could be affected by many factors, including, but not limited to: (1) the length and extent of the economic contraction as a result of the COVID-19 pandemic and the impact of such contraction on First Commonwealth and its customers; (2) volatility and disruption in national and international financial markets; (3) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (4) inflation, interest rate, commodity price, securities market and monetary fluctuations; (5) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which First Commonwealth or its customers must comply; (6) the soundness of other financial institutions; (7) political instability; (8) impairment of First Commonwealth’s goodwill or other intangible assets; (9) acts of God or of war or terrorism; (10) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (11) changes in consumer spending, borrowings and savings habits; (12) changes in the financial performance and/or condition of First Commonwealth’s borrowers; (13) technological changes; (14) acquisitions and integration of acquired businesses; (15) First Commonwealth’s ability to attract and retain qualified employees; (16) changes in the competitive environment in First Commonwealth’s markets and among banking organizations and other financial service providers; (17) the ability to increase market share and control expenses; (18) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (19) the reliability of First Commonwealth’s vendors, internal control systems or information systems; (20) the costs and effects of legal and regulatory developments, the resolution of legal proceedings or regulatory or other governmental inquiries, the results of regulatory examinations or reviews and the ability to obtain required regulatory approvals; and (21) other risks and uncertainties described in this report and in the other reports that we file with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K. Further, statements about the potential effects of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable, and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, clients, third parties and us.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 43 for the three months ended March 31, 2020 and 2019, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Selected Financial Data
The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the unaudited Consolidated Financial Statements and related notes.

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands, except per share data)
Net Income	$4,727	$24,589
Per Share Data:
Basic Earnings per Share	$0.05	$0.25
Diluted Earnings per Share	0.05	0.25
Cash Dividends Declared per Common Share	0.11	0.10
Average Balance:
Total assets	$8,337,321	$7,878,908
Total equity	1,071,318	986,836
End of Period Balance:
Net loans (1)	$6,260,652	$5,831,044
Total assets	8,515,105	7,972,673
Total deposits	6,923,088	6,130,760
Total equity	1,057,924	998,019
Key Ratios:
Return on average assets	0.23%	1.27%
Return on average equity	1.77%	10.11%
Dividends payout ratio	220.00%	40.00%
Average equity to average assets ratio	12.85%	12.53%
Net interest margin	3.65%	3.75%
Net loans to deposits ratio	90.43%	95.11%
(1) Includes loans held for sale.

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net Income
For the three months ended March 31, 2020, First Commonwealth had net income of $4.7 million, or $0.05 diluted earnings per share, compared to net income of $24.6 million, or $0.25 diluted earnings per share, in the three months ended March 31, 2019. The decline in net income was primarily the result of $31.0 million provision for credit losses recognized in order to provide for estimated probable losses related to the COVID-19 pandemic. This was partially offset by a $4.9 million decrease in the income tax provision due to lower income before income taxes.
For the three months ended March 31, 2020, the Company’s return on average equity was 1.77% and its return on average assets was 0.23%, compared to 10.11% and 1.27%, respectively, for the three months ended March 31, 2019.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $68.1 million in the first three months of 2020, compared to $65.9 million for the same period in 2019. This increase was due to both growth in average interest-earning assets of $383.5 million offset by a 10 basis point decrease in the net interest margin, on a fully taxable equivalent basis. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 77.8% and 77.6% for the three months ended March 31, 2020 and 2019, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The net interest margin, on a fully taxable equivalent basis, was 3.65% and 3.75% for the three months ended March 31, 2020 and March 31, 2019, respectively. The decline in the net interest margin is attributable to both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 4.27% for the three months ended March 31, 2020, a decrease of 28 basis points compared to the 4.55% yield for the same period in 2019. This decrease is largely due to loan portfolio yield, which decreased by 31 basis points when compared to the three months ended March 31, 2019. Contributing to this decrease was the yield on our adjustable and variable rate commercial loan portfolio, which declined 64 basis points largely due to the Federal Reserve decreasing short-term interest rates. During the first quarter of 2020, the Federal Reserve decreased the Federal Funds target rate by 150 basis points in addition to the 75 basis point rate decreases made during 2019. Although the impact of the 2020 rate decreases are not fully reflected in the comparison of the periods presented, such decreases in rates have the effect of lowering yields on variable and adjustable rate loans, as well as, to a lesser extent, the cost of interest-bearing liabilities, and any additional rate decreases would be expected to have a similar effect. The investment portfolio yield decreased 39 basis points in comparison to the prior year primarily due the decrease in the Federal Reserve short-term rates. Investment portfolio purchases during the three months ended March 31, 2020 have been primarily in obligations of U.S. government agencies and obligations of other government-sponsored enterprises with durations of approximately 4 to 6 years.
The cost of interest-bearing liabilities decreased to 0.85% for the three months ended March 31, 2020, from 1.07% for the same period in 2019, primarily due to a decrease in the cost of short-term borrowings and the cost of interest-bearing deposits. Deposits acquired in our recent acquisitions, along with organic growth in consumer checking and savings deposits, contributed to a decline in average short-term borrowings of $412.8 million for the three months ended March 31, 2020 compared to the same period in 2019. Lower market interest rates resulted in the cost of interest-bearing deposits decreasing 17 basis points and short-term borrowings decreasing 110 basis points in comparison to the same period last year.
For the three months ended March 31, 2020, changes in interest rates negatively impacted net interest income by $3.9 million when compared with the same period in 2019. The lower yield on interest-earning assets negatively impacted net interest income by $5.3 million, while the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $1.4 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $6.1 million for the three months ended March 31, 2020, as compared to the same period in 2019. Higher levels of interest-earning assets resulted in an increase of $5.0 million in interest income, and changes in the volume of interest-bearing liabilities decreased interest expense by $1.1 million, primarily due to a decrease in short-term borrowings. Average earning assets for the three months ended March 31, 2020 increased $383.5 million, or 5.4%, compared to the same period in 2019. Average loans for the comparable period increased $444.2 million, or 7.6%.
Net interest income also benefited from a $249.2 million increase in average net free funds at March 31, 2020 as compared to March 31, 2019. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $211.6 million, or 14.4%, in noninterest-bearing demand deposit average balances, of which $86.6 million can be attributed to the Santander branch acquisition completed in the third quarter of 2019. Average time deposits for the three months ended March 31, 2020 decreased by $40.0 million compared to the comparable period in 2019, while the average rate paid on time deposits increased 8 basis points compared to the comparable period in 2019. Decreases in market interest rates positively impacted interest expense by $1.4 million and changes in the mix of interest-bearing liabilities had a $1.1 million positive impact.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended March 31:

	2020	2019
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$79,329	$79,594
Adjustment to fully taxable equivalent basis	397	457
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	79,726	80,051
Interest expense	11,605	14,108
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$68,121	$65,943

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended March 31:

	2020			2019
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$7,327	$37	2.03%	$4,700	$54	4.66%
Tax-free investment securities	51,729	399	3.10	68,226	529	3.14
Taxable investment securities	1,196,643	7,237	2.43	1,243,519	8,701	2.84
Loans, net of unearned income (b)(c)(e)	6,255,825	72,053	4.63	5,811,587	70,767	4.94
Total interest-earning assets	7,511,524	79,726	4.27	7,128,032	80,051	4.55
Noninterest-earning assets:
Cash	100,034			93,120
Allowance for credit losses	(52,693)			(49,472)
Other assets	778,456			707,228
Total noninterest-earning assets	825,797			750,876
Total Assets	$8,337,321			$7,878,908
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,358,206	$1,215	0.36%	$1,186,907	$1,565	0.53%
Savings deposits (d)	2,857,117	3,847	0.54	2,490,480	3,265	0.53
Time deposits	825,966	3,387	1.65	865,944	3,345	1.57
Short-term borrowings	202,314	588	1.17	615,140	3,438	2.27
Long-term debt	234,050	2,568	4.41	184,931	2,495	5.47
Total interest-bearing liabilities	5,477,653	11,605	0.85	5,343,402	14,108	1.07
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,676,362			1,464,750
Other liabilities	111,988			83,920
Shareholders’ equity	1,071,318			986,836
Total Noninterest-Bearing Funding Sources	2,859,668			2,535,506
Total Liabilities and Shareholders’ Equity	$8,337,321			$7,878,908
Net Interest Income and Net Yield on Interest-Earning Assets		$68,121	3.65%		$65,943	3.75%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended March 31, 2020 and 2019.
(b)Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.
(c)Loan income includes loan fees earned.
(d)Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.
(e)Includes held for sale loans.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended March 31, 2020 compared with March 31, 2019:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(17)	$30	$(47)
Tax-free investment securities	(130)	(128)	(2)
Taxable investment securities	(1,464)	(328)	(1,136)
Loans	1,286	5,411	(4,125)
Total interest income (b)	(325)	4,985	(5,310)
Interest-bearing liabilities:
Interest-bearing demand deposits	(350)	224	(574)
Savings deposits	582	479	103
Time deposits	42	(155)	197
Short-term borrowings	(2,850)	(2,311)	(539)
Long-term debt	73	663	(590)
Total interest expense	(2,503)	(1,100)	(1,403)
Net interest income	$2,178	$6,085	$(3,907)

(a)Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the three months ended March 31:

	2020		2019
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$7,899	26%	$1,381	34%
Real estate construction	294	1	210	5
Residential real estate	4,133	13	292	7
Commercial real estate	12,957	42	1,090	27
Loans to individuals	5,684	18	1,122	27
Total	$30,967	100%	$4,095	100%
The provision for credit losses for the three months ended March 31, 2020 increased in comparison to the three months ended March 31, 2019 by $26.9 million. The level of provision expense in the first three months of 2020 is primarily to build up the allowance for loan loss in order to provide for estimated credit risks related to the COVID-19 pandemic. Contributing to the higher provision in the first quarter was $7.4 million in specific reserves, of which $4.4 million related to loans for three commercial real estate borrowers that were placed on nonaccrual status as of March 31, 2020. Additionally, $16.7 million of the provision expense is attributable to higher qualitative reserves due to the uncertain economic environment, additional risks related to the large volume of consumer forbearances as of March 31, 2020 and consideration of the estimated probable losses incurred in certain loan categories, such as hospitality and senior living. Net charge-offs during the first quarter of 2020 totaled $3.5 million.
The level of provision expense in the first three months of 2019 was primarily a result of $2.2 million in net charge-offs, a $0.4 million increase in specific reserves and growth in the loan portfolio. .

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The allowance for credit losses was $79.1 million, or 1.25%, of total loans outstanding and 1.35% of total originated loans outstanding at March 31, 2020, compared to $51.6 million, or 0.83%, and 0.90%, respectively, at December 31, 2019 and $49.7 million, or 0.85%, and 0.92%, respectively, at March 31, 2019. Nonperforming loans as a percentage of total loans increased to 0.93% at March 31, 2020 from 0.52% at December 31, 2019 and 0.53% as of March 31, 2019. The allowance to nonperforming loan ratio was 133.71%, 160.28% and 158.74% as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

Below is an analysis of the consolidated allowance for credit losses for the three months ended March 31, 2020 and 2019 and the year-ended December 31, 2019:

	March 31, 2020	March 31, 2019	December 31, 2019
	(dollars in thousands)
Balance, beginning of period	$51,637	$47,764	$47,764
Loans charged off:
Commercial, financial, agricultural and other	486	1,009	3,393
Real estate construction	—	—	—
Residential real estate	577	181	1,042
Commercial real estate	266	299	2,008
Loans to individuals	2,619	1,115	5,831
Total loans charged off	3,948	2,604	12,274
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	81	87	326
Real estate construction	—	42	158
Residential real estate	75	105	315
Commercial real estate	44	41	189
Loans to individuals	219	123	626
Total recoveries	419	398	1,614
Net credit losses	3,529	2,206	10,660
Provision charged to expense	30,967	4,095	14,533
Balance, end of period	$79,075	$49,653	$51,637

Noninterest Income
The following table presents the components of noninterest income for the three months ended March 31:

	2020	2019	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,111	$1,926	$185	10%
Service charges on deposit accounts	4,745	4,245	500	12
Insurance and retail brokerage commissions	1,995	1,961	34	2
Income from bank owned life insurance	1,616	1,426	190	13
Card-related interchange income	5,262	4,730	532	11
Swap fee income	214	393	(179)	(46)
Other income	1,807	1,705	102	6
Subtotal	17,750	16,386	1,364	8
Net securities gains	19	—	19	N/A
Gain on sale of mortgage loans	2,546	1,428	1,118	78
Gain on sale of other loans and assets	699	1,084	(385)	(36)
Derivatives mark to market	(1,741)	(26)	(1,715)	6,596
Total noninterest income	$19,273	$18,872	$401	2%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Total noninterest income, excluding net securities gains, gain on sale of mortgage loans, gain on sale of other loans and assets and derivatives mark to market for the three months ended March 31, 2020 increased $1.4 million, or 8%, compared to the three months ended March 31, 2019. Card-related interchange income increased $0.5 million due to growth in customer accounts and transactions, including $0.4 million attributable to the Santander branch acquisition in the third quarter of 2019. Service charges on deposit accounts increased $0.5 million due to growth in customer accounts, as well as $0.3 million attributable to the Santander branch acquisition..
Total noninterest income increased $0.4 million, or 2%, compared to the same period in the prior year. The most significant changes, other than the changes noted above, include a $1.1 million increase in gain on sale of mortgage loans as a result of growth in our mortgage lending area. The mark to market adjustment on interest rate swaps entered into for our commercial customers resulted in a decrease of $1.7 million. This adjustment does not reflect a realized loss on the swaps, but rather relates to change in fair value due to movements in corporate bond spreads and swap rates.
Noninterest Expense
The following table presents the components of noninterest expense for the three months ended March 31:

	2020	2019	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$29,977	$27,220	$2,757	10%
Net occupancy	4,973	4,916	57	1
Furniture and equipment	3,778	3,668	110	3
Data processing	2,467	2,544	(77)	(3)
Advertising and promotion	1,150	1,240	(90)	(7)
Pennsylvania shares tax	738	916	(178)	(19)
Intangible amortization	934	754	180	24
Collection and repossession	564	547	17	3
Other professional fees and services	910	754	156	21
FDIC insurance	28	574	(546)	(95)
Unfunded commitment reserve	(2,539)	(381)	(2,158)	566
Other operating	6,688	6,512	176	3
Subtotal	49,668	49,264	404	1
Loss on sale or write-down of assets	213	65	148	228
Litigation and operational losses	390	401	(11)	(3)
Total noninterest expense	$50,271	$49,730	$541	1%

Noninterest expense increased $0.5 million, or 1%, for the three months ended March 31, 2020 compared to the same period in 2019. Contributing to the higher expenses in 2020 is a $2.8 million increase in salaries and employee benefits as a result of a higher number of full-time equivalent employees, annual merit increases and a $0.7 million increase in hospitalization expense. The higher number of employees is primarily a result of the acquisition of 14 branches from Santander in September 2019 and continued expansion of our mortgage and commercial banking businesses. The Santander acquisition accounted for $1.0 million of the salaries and employee benefits increase. Offsetting the increase in salaries and employee benefits was a $2.2 million decrease in unfunded commitment expense. This decrease is a result of updates made in the first quarter of 2020 to the probability of default and loss given default information incorporated into the calculation. FDIC insurance decreased $0.5 million in comparison to the prior period as a result of a $0.6 million assessment credit received due to the FDIC deposit insurance fund reaching the required minimum reserve ratio. The company has $79 thousand in remaining credits that will offset future FDIC expense.
Income Tax
The provision for income taxes decreased $4.9 million, or 82.6%, for the three months ended March 31, 2020, compared to the corresponding period in 2019.  The effective tax rate decreased 160 basis points, or 8.2%, primarily due to a $24.8 million decrease in income before income taxes offset by a $0.2 million decrease in tax-free income from bank owned life insurance.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended March 31, 2020 and 2019.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an annual effective tax rate of 17.9% and 19.5% for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, our deferred tax assets totaled $17.3 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first three months of 2020, the maturity and redemption of investment securities provided $68.6 million in liquidity. These funds contributed to the liquidity used to pay down short-term borrowings, originate loans, purchase investment securities and fund depositor withdrawals.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of March 31, 2020, our maximum borrowing capacity under this program was $1.3 billion and as of that date there was $4.2 million outstanding with an average weighted rate of 0.95% and an average original term of 332 days. These deposits are part of a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At March 31, 2020, the borrowing capacity under this program totaled $803.3 million and there was $27.0 million outstanding. As of March 31, 2020, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.5 billion and as of that date amounts used against this capacity included $0.1 billion in outstanding borrowings and no outstanding letters of credit.
We also have available unused federal funds lines with six correspondent banks. These lines have an aggregate commitment of $180.0 million with no outstanding balance as of March 31, 2020. In addition, we have available unused repo lines with three correspondent banks. These lines have an aggregate commitment of $506.1 million with no outstanding balance as of March 31, 2020.
First Commonwealth Financial Corporation has an unsecured $20.0 million line of credit with another financial institution. As of March 31, 2020, there are no amounts outstanding on this line.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$1,751,524	$1,690,247
Interest-bearing demand deposits(a)	326,122	254,981
Savings deposits(a)	4,034,759	3,896,536
Time deposits	810,683	835,851
Total	$6,923,088	$6,677,615
(a)Balances include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.
The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds.
During the first three months of 2020, total deposits increased $245.5 million. Interest-bearing demand and savings deposits increased $209.4 million, noninterest-bearing demand deposits increased $61.3 million and time deposits decreased $25.2 million.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.86 and 0.80 at March 31, 2020 and December 31, 2019, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

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

The following is the gap analysis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,890,222	$363,268	$595,956	$3,849,446	$1,973,756	$421,916
Investments	157,369	174,933	259,271	591,573	581,227	118,248
Other interest-earning assets	15,762	—	—	15,762	—	—
Total interest-sensitive assets (ISA)	3,063,353	538,201	855,227	4,456,781	2,554,983	540,164
Certificates of deposit	176,926	145,159	302,616	624,701	182,870	2,126
Other deposits	4,360,880	—	—	4,360,880	—	—
Borrowings	219,332	194	387	219,913	103,096	52,884
Total interest-sensitive liabilities (ISL)	4,757,138	145,353	303,003	5,205,494	285,966	55,010
Gap	$(1,693,785)	$392,848	$552,224	$(748,713)	$2,269,017	$485,154
ISA/ISL	0.64	3.70	2.82	0.86	8.93	9.82
Gap/Total assets	19.89%	4.61%	6.49%	8.79%	26.65%	5.70%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	December 31, 2019
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,818,183	$313,651	$494,467	$3,626,301	$2,052,952	$475,962
Investments	103,225	79,866	162,225	345,316	633,178	235,437
Other interest-earning assets	19,510	—	—	19,510	—	—
Total interest-sensitive assets (ISA)	2,940,918	393,517	656,692	3,991,127	2,686,130	711,399
Certificates of deposit	121,302	161,488	303,245	586,035	246,512	2,822
Other deposits	4,151,518	—	—	4,151,518	—	—
Borrowings	274,213	193	385	274,791	103,082	53,064
Total interest-sensitive liabilities (ISL)	4,547,033	161,681	303,630	5,012,344	349,594	55,886
Gap	$(1,606,115)	$231,836	$353,062	$(1,021,217)	$2,336,536	$655,513
ISA/ISL	0.65	2.43	2.16	0.80	7.68	12.73
Gap/Total assets	19.33%	2.79%	4.25%	12.29%	28.12%	7.89%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2020 ($)	$(10,005)	$(6,696)	$4,604	$8,444
March 31, 2020 (%)	(3.94)%	(2.64)%	1.81%	3.33%

December 31, 2019 ($)	$(12,540)	$(5,880)	$4,279	$8,032
December 31, 2019 (%)	(4.52)%	(2.12)%	1.54%	2.90%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2020 ($)	$(40,677)	$(20,727)	$11,393	$20,557
March 31, 2020 (%)	(14.65)%	(7.46)%	4.10%	7.40%

December 31, 2019 ($)	$(41,661)	$(21,604)	$12,259	$22,291
December 31, 2019 (%)	(15.02)%	(7.79)%	4.42%	8.04%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the three months ended March 31, 2020 and 2019, the cost of our interest-bearing liabilities averaged 0.85% and 1.07%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.27% and 4.55%, respectively.
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

On March 27, 2020, the CARES Act was signed into law, which provides banking organizations with optional, temporary relief from complying with Accounting Standards Update No. 2016-13, “Financial Instruments—Credit Losses,” Topic 326, “Measurement of Credit Losses on Financial Instruments” (“CECL”). The Company had planned to adopt CECL as of January 1, 2020, however, due to the uncertain economic conditions caused by the COVID-19 pandemic and the resulting volatility of economic forecasts, the Company elected to defer its adoption of CECL and has, therefore, calculated reserves for loan losses under the incurred loss method at March 31, 2020.
First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual impaired loans with a balance greater than $250 thousand, loss experience trends and other relevant factors.
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $2.0 million at March 31, 2020 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first three months of 2020, 12 loans totaling $0.3 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans decreased $0.5 million from December 31, 2019. Changes during the first three months of 2020 can be attributed to new restructurings in conjunction with bankruptcy offset by payments received on existing troubled debt restructured loans. Please refer to Note 8 “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications typically provide for the deferral of both principal and interest for 90 days. The CARES Act, along with a joint agency statement issued by banking regulators, provides that short-term modifications of up to 180 days made in response to COVID-19 do not need to be accounted for as a TDR. As of April 24, 2020, the Company has granted approximately 6,000 deferrals to its customers with aggregate principal balances of $1.1 billion.

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
Nonperforming loans, including loans held for sale, increased $26.9 million to $59.1 million at March 31, 2020 compared to $32.2 million at December 31, 2019. During the three months ended March 31, 2020, $32.2 million of loans were moved to nonaccrual including the transfer of four commercial real estate relationships totaling $27.0 million. Offsetting these additions was a $2.0 million paydown of a commercial, financial, agricultural and other relationship.
The allowance for credit losses as a percentage of nonperforming loans was 133.71% as of March 31, 2020, compared to 160.28% at December 31, 2019, and 158.74% at March 31, 2019. The amount of specific reserves included in the allowance for

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $9.8 million and general reserves of $69.3 million as of March 31, 2020. Specific reserves increased $7.4 million from December 31, 2019, and $7.8 million from March 31, 2019. The increase from both periods is primarily due to specific reserves of $4.0 million added on the $27.0 million in new commercial real estate nonaccrual loans. In addition, specific reserves increased $1.0 million on a commercial real estate relationship and $0.7 million on a commercial, financial, agricultural and other relationship, both as a result of updated appraisals. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at March 31, 2020.
Criticized loans totaled $117.5 million at March 31, 2020 and represented 1.9% of the loan portfolio. The level of criticized loans increased as of March 31, 2020 when compared to December 31, 2019, by $16.9 million, or 16.8%. Classified loans totaled $90.2 million at March 31, 2020 compared to $52.0 million at December 31, 2019, an increase of $38.2 million, or 73.4%. The increase in criticized loans is primarily the result of the aforementioned changes in nonperforming loans. Delinquency on accruing loans for the same period decreased $1.3 million, or 10.0%, the majority of which are residential real estate loans.
The allowance for credit losses was $79.1 million at March 31, 2020, or 1.25% of total loans outstanding, compared to 0.83% reported at December 31, 2019, and 0.85% at March 31, 2019. General reserves, or the portion of the allowance related to loans that were not specifically evaluated for impairment, as a percentage of non-impaired loans were 1.11% at March 31, 2020 compared to 0.80% at December 31, 2019 and 0.82% at March 31, 2019. General reserves as a percentage of non-impaired originated loans were 1.19% at March 31, 2020 compared to 0.87% at December 31, 2019 and 0.89% at March 31, 2019. The increase in the general reserve for both periods is reflective of higher qualitative reserves maintained at March 31, 2010 as a result of the COVID-19 pandemic. These reserves were increased in order to provide for risks related to the uncertain economic environment, the large volume of consumer forbearance granted as of March 31, 2020 as a result of COVID-19 as well as consideration of the probable losses incurred in certain loan categories, such as hospitality and senior living.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	March 31,				December 31, 2019
	2020		2019
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$46,109		$16,286		$18,638
Loans held for sale on a nonaccrual basis	—		—		—
Troubled debt restructured loans on nonaccrual basis	5,522		5,874		6,037
Troubled debt restructured loans on accrual basis	7,509		9,120		7,542
Total nonperforming loans	$59,140		$31,280		$32,217
Loans past due 30 to 90 days and still accruing	$10,683		$11,002		$11,378
Loans past due in excess of 90 days and still accruing	$1,427		$1,509		$2,073
Other real estate owned	$2,697		$3,993		$2,228
Loans held for sale at end of period	$25,783		$9,627		$15,989
Portfolio loans outstanding at end of period	$6,313,944		$5,871,070		$6,189,148
Average loans outstanding	$6,255,825	(a)	$5,811,587	(a)	$5,987,398	(b)
Nonperforming loans as a percentage of total loans	0.93%		0.53%		0.52%
Provision for credit losses	$30,967	(a)	$4,095	(a)	$14,533	(b)
Allowance for credit losses	$79,075		$49,653		$51,637
Net charge-offs	$3,529	(a)	$2,206	(a)	$10,660	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.23%		0.15%		0.18%
Provision for credit losses as a percentage of net charge-offs	877.50%	(a)	185.63%	(a)	136.33%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	1.25%		0.85%		0.83%
Allowance for credit losses on originated loans and leases as a percentage of end-of-period originated loans outstanding	1.32%		0.92%		0.90%
Allowance for credit losses as a percentage of nonperforming loans (d)	133.71%		158.74%		160.28%

(a)For the three-month period ended.
(b)For the twelve-month period ended.
(c)Does not include loans held for sale.
(d)Does not include nonperforming loans held for sale.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	March 31, 2020		December 31, 2019
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,272,240	20%	$1,241,853	20%
Real estate construction	413,458	7	449,039	7
Residential real estate	1,691,140	27	1,681,362	27
Commercial real estate	2,190,098	34	2,117,519	34
Loans to individuals	747,008	12	699,375	12
Total loans and leases net of unearned income	$6,313,944	100%	$6,189,148	100%
During the three months ended March 31, 2020, loans increased $124.8 million, or 2.0%, compared to balances outstanding at December 31, 2019. All loan categories, except real estate construction, reflect growth for the three months ended March 31, 2020, with commercial real estate, loans to individuals and commercial, financial, agricultural providing a majority of the growth. Commercial, financial, agricultural and other loans increased $30.4 million, or 2.4%, largely due to growth in direct

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

lending in Pennsylvania and Ohio. Real estate construction loans decreased $35.6 million, or 7.9%, primarily due to the completion of construction projects converting to commercial real estate loans. Residential real estate grew $9.8 million, or 0.6%, primarily due to originations of closed-end 1-4 family mortgage loans. Commercial real estate loans increased $72.6 million, or 3.4%, primarily due to construction real estate loans that converted to permanent loans. Loans to individuals increased $47.6 million, or 6.8%, as a result of growth in the indirect portfolio of $52.8 million offset by a decrease in other consumer loans of $5.2 million.
As indicated in the table below, commercial, financial, agricultural and other, residential real estate and commercial real estate loans represented a significant portion of the nonperforming loans as of March 31, 2020. See discussions related to the provision for credit losses and loans for more information.

	For the Three Months Ended March 31, 2020			As of March 31, 2020
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$405	11.48%	0.03%	$8,501	14.36%	0.13%
Real estate construction	—	—	—	—	—	—
Residential real estate	502	14.22	0.03	12,164	20.57	0.19
Commercial real estate	222	6.29	0.01	37,990	64.24	0.60
Loans to individuals	2,400	68.01	0.16	485	0.82	0.01
Total loans, net of unearned income	$3,529	100.00%	0.23%	$59,140	100.00%	0.93%
Net charge-offs for the three months ended March 31, 2020 totaled $3.5 million, compared to $2.2 million for the three months ended March 31, 2019. The most significant charge-offs during the three months ended March 31, 2020 included $2.4 million in net charge-offs related to loans to individuals, primarily indirect auto loans and personal credit lines. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At March 31, 2020, shareholders’ equity was $1.1 billion, an increase of $2.3 million from December 31, 2019. The increase was primarily the result of $4.7 million in net income, $1.8 million in treasury stock sales and an increase of $11.8 million in the fair value of available for sale investments. These increases were partially offset by $10.8 million of dividends paid to shareholders and $5.2 million of common stock repurchases. Cash dividends declared per common share were $0.11 and $0.10 for the three months ended March 31, 2020 and 2019, respectively.
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
Effective January 1, 2015, the Company became subject to the new regulatory risk-based capital rules adopted by the federal banking agencies implementing Basel III. The most significant changes included higher minimum capital requirements, as the minimum Tier I capital ratio increased from 4.0% to 6.0% and a new common equity Tier I capital ratio was established with a minimum level of 4.5%. Additionally, the rules improved the quality of capital by providing stricter eligibility criteria for regulatory capital instruments and provide for a phase-in, beginning January 1, 2016, of a capital conservation buffer of 2.5% of risk-weighted assets. This buffer, which was fully phased-in as of January 1, 2019, provides a requirement to hold common equity Tier 1 capital above the minimum risk-based capital requirements, resulting in an effective common equity Tier I risk-weighted asset minimum ratio of 7.0% on a fully phased-in basis.
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
As of March 31, 2020, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$971,738	14.18%	$719,609	10.50%	$685,342	10.00%
First Commonwealth Bank	937,443	13.71	718,146	10.50	683,948	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$792,334	11.56%	$582,541	8.50%	$548,274	8.00%
First Commonwealth Bank	758,039	11.08	581,356	8.50	547,159	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$792,334	9.90%	$320,206	4.00%	$400,258	5.00%
First Commonwealth Bank	758,039	9.49	319,576	4.00	399,470	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$722,334	10.54%	$479,739	7.00%	$445,472	6.50%
First Commonwealth Bank	758,039	11.08	478,764	7.00	444,566	6.50
On April 28, 2020, First Commonwealth Financial Corporation declared a quarterly dividend of $0.11 per share payable on May 22, 2020 to shareholders of record as of May 8, 2020. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
On March 4, 2019, a share repurchase program was authorized by the Board of Directors for up to an additional $25.0 million in shares of the Company's common stock. As of March 31, 2020, 761,558 common shares were repurchased at an average price of $12.30 per share. In March 2020, as a result of the COVID-19 pandemic, the Company temporarily suspended the share repurchase program.
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
The standard is effective for the Company as of January 1, 2020, however, on March 27, 2020, the CARES Act was signed into law, providing banking organizations with optional, temporary relief from implementing CECL until the earlier of the date on which the national emergency related to COVID-19 ends or December 31, 2020. As provided by the CARES Act, the Company has elected to delay its adoption of CECL as a result of the uncertainty and volatility around economic forecasts.
During our implementation process, we established a CECL implementation team, which includes members from the finance and credit areas, with oversight by the Chief Executive Officer, Chief Financial Officer and Chief Credit Officer. In the fourth quarter of 2018, a third party was engaged to assist with evaluation of data and methodologies related to this standard.
As part of its process of adopting CECL, Management implemented a third party software solution and determined appropriate loan segments, methodologies, model assumptions and qualitative components. Our implementation plan also included the assessment and documentation of appropriate processes, policies and internal controls. Refinement and completion of this documentation was completed during the first quarter of 2020. Additionally, Management engaged a third party to perform a model validation, which was completed during the fourth quarter of 2019 and first quarter of 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Parallel runs were completed beginning with the third quarter of 2019 incorporating operational procedures and internal controls. Based on the composition, characteristics and quality of our loan portfolio as well as prevailing economic conditions and forecasts as of the January 1, 2020 adoption date, we expect that ASU 2016-13 will result in an increase of approximately 20% - 30% to our December 31, 2019 allowance for credit losses of $51.6 million.
In addition, ASU 2016-13 amends the accounting for credit losses on certain debt securities. Based upon the nature and characteristics of our securities portfolio at the adoption date, management will not record any allowance for credit losses on its debt securities as a result of adopting ASU 2016-13.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for the following risk factor.

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily closed certain of our branches and offices. In response to the pandemic, we have also suspended residential property foreclosure sales and involuntary automobile repossessions, and are offering fee waivers, payment deferrals, and other expanded assistance for credit card, automobile, mortgage, small business and consumer lending customers, and future governmental actions may require these and other types of customer-related responses. In addition, we have temporarily suspended share repurchases and could take other capital actions in response to the COVID-19 pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On March 4, 2019, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock. The following table details the amount of shares repurchased under this program during the first quarter of 2020:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
January 31, 2020	8,550	$13.57	—	1,470,127
February 29, 2020	159,775	13.33	—	1,503,902
March 31, 2020	199,287	10.62	—	1,710,022
Total	367,612	$11.87	—

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $13.52 at January 31, 2020, $11.80 at February 29, 2020 and $9.14 at March 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. MINE SAFETY DISCLOSURES
        Not applicable

ITEM 5. OTHER INFORMATION
        None

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	2020 Annual Incentive Plan	Filed herewith

10.2	2020-2022 Long-Term Incentive Plan	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements. Note that XBRL tags are embedded within the document.
Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: May 8, 2020	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: May 8, 2020	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer