Form 10-Q
period 2020-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2020-08-10
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of August 6, 2020, was 98,132,697.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

	June 30, 2020	December 31, 2019
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$108,970	$102,346
Interest-bearing bank deposits	348,763	19,510
Securities available for sale, at fair value	902,140	902,292
Securities held to maturity, at amortized cost (Fair value of $307,874 and $338,718 at June 30, 2020 and December 31,2019, respectively)	297,986	337,123
Other investments	12,272	16,761
Loans held for sale	30,409	15,989
Loans:
Portfolio loans	6,922,075	6,189,148
Allowance for credit losses	(81,441)	(51,637)
Net loans	6,840,634	6,137,511
Premises and equipment, net	134,780	137,268
Other real estate owned	1,634	2,228
Goodwill	303,328	303,328
Amortizing intangibles, net	14,744	16,366
Bank owned life insurance	223,114	220,723
Other assets	145,881	97,328
Total assets	$9,364,655	$8,308,773
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,288,299	$1,690,247
Interest-bearing	5,493,902	4,987,368
Total deposits	7,782,201	6,677,615
Short-term borrowings	108,484	201,853
Subordinated debentures	170,531	170,450
Other long-term debt	56,590	56,917
Capital lease obligation	6,602	6,815
Total long-term debt	233,723	234,182
Other liabilities	164,542	139,458
Total liabilities	8,288,950	7,253,108
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued at June 30, 2020 and December 31, 2019, and 98,132,697 and 98,311,840 shares outstanding at June 30, 2020 and December 31, 2019, respectively	113,915	113,915
Additional paid-in capital	494,682	493,737
Retained earnings	584,312	577,348
Accumulated other comprehensive income, net	21,522	5,579
Treasury stock (15,782,205 and 15,603,062 shares at June 30, 2020 and December 31, 2019, respectively)	(138,726)	(134,914)
Total shareholders’ equity	1,075,705	1,055,665
Total liabilities and shareholders’ equity	$9,364,655	$8,308,773

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$68,076	$73,389	$139,816	$143,810
Interest and dividends on investments:
Taxable interest	6,493	7,712	13,466	15,876
Interest exempt from federal income taxes	267	415	582	833
Dividends	113	495	377	1,032
Interest on bank deposits	32	46	69	100
Total interest income	74,981	82,057	154,310	161,651
Interest Expense
Interest on deposits	5,686	9,277	14,135	17,452
Interest on short-term borrowings	47	3,017	635	6,455
Interest on subordinated debentures	2,142	2,343	4,288	4,697
Interest on other long-term debt	354	224	709	295
Interest on lease obligations	66	70	133	140
Total interest expense	8,295	14,931	19,900	29,039
Net Interest Income	66,686	67,126	134,410	132,612
Provision for credit losses	6,859	2,835	37,826	6,930
Net Interest Income after Provision for Credit Losses	59,827	64,291	96,584	125,682
Noninterest Income
Net securities gains	8	6	27	6
Trust income	2,109	1,970	4,220	3,896
Service charges on deposit accounts	3,286	4,593	8,031	8,838
Insurance and retail brokerage commissions	1,831	2,014	3,826	3,975
Income from bank owned life insurance	1,800	1,442	3,416	2,868
Gain on sale of mortgage loans	4,243	2,074	6,789	3,502
Gain on sale of other loans and assets	581	1,777	1,280	2,861
Card-related interchange income	5,886	5,441	11,148	10,171
Derivatives mark to market	(221)	(17)	(1,962)	(43)
Swap fee income	609	820	823	1,213
Other income	1,680	1,786	3,487	3,491
Total noninterest income	21,812	21,906	41,085	40,778
Noninterest Expense
Salaries and employee benefits	28,773	27,311	58,750	54,531
Net occupancy	4,397	4,441	9,370	9,357
Furniture and equipment	3,657	3,824	7,435	7,492
Data processing	2,596	2,619	5,063	5,163
Advertising and promotion	1,535	1,231	2,685	2,471
Pennsylvania shares tax	1,254	1,260	1,992	2,176
Intangible amortization	919	745	1,853	1,499
Collection and repossession	341	460	905	1,007
Other professional fees and services	920	1,032	1,818	1,786
FDIC insurance	733	555	761	1,129
Loss on sale or write-down of assets	140	1,181	353	1,246
Litigation and operational losses	319	555	709	956
Unfunded commitment reserve	887	612	(1,652)	231
COVID-19 related	419	—	442	—
Other operating	5,866	6,403	12,543	12,915
Total noninterest expense	52,756	52,229	103,027	101,959
Income Before Income Taxes	28,883	33,968	34,642	64,501
Income tax provision	5,032	6,688	6,064	12,632
Net Income	$23,851	$27,280	$28,578	$51,869
Average Shares Outstanding	97,932,333	98,346,674	98,027,980	98,412,492
Average Shares Outstanding Assuming Dilution	98,146,854	98,600,609	98,254,429	98,651,810
Per Share Data:
Basic Earnings per Share	$0.24	$0.28	$0.29	$0.53
Diluted Earnings per Share	$0.24	$0.28	$0.29	$0.53
Cash Dividends Declared per Common Share	$0.11	$0.10	$0.22	$0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net Income	$23,851	$27,280	$28,578	$51,869
Other comprehensive income, before tax expense:
Unrealized holding gains on securities arising during the period	5,822	9,873	25,325	18,903
Less: reclassification adjustment for gains on securities included in net income	(8)	(6)	(27)	(6)
Unrealized holding (losses) gains on derivatives arising during the period	(536)	—	(5,117)	133
Total other comprehensive income, before tax expense	5,278	9,867	20,181	19,030
Income tax expense related to items of other comprehensive income	(1,108)	(2,072)	(4,238)	(3,996)
Total other comprehensive income	4,170	7,795	15,943	15,034
Comprehensive Income	$28,021	$35,075	$44,521	$66,903

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2019	98,311,840	$113,915	$493,737	$577,348	$5,579	$(134,914)	$1,055,665
Net income				28,578			28,578
Other comprehensive income					15,943		15,943
Cash dividends declared ($0.22 per share)				(21,614)			(21,614)
Treasury stock acquired	(430,896)					(5,220)	(5,220)
Treasury stock reissued	158,453		458	—		1,358	1,816
Restricted stock	93,300	—	487	—		50	537
Balance at June 30, 2020	98,132,697	$113,915	$494,682	$584,312	$21,522	$(138,726)	$1,075,705

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2018	98,518,668	$113,915	$492,273	$511,409	$(11,341)	$(130,867)	$975,389
Net income				51,869			51,869
Other comprehensive income					15,034		15,034
Cash dividends declared ($0.20 per share)				(19,712)			(19,712)
Treasury stock acquired	(301,752)					(3,960)	(3,960)
Treasury stock reissued	205,021		1,014	—		1,729	2,743
Restricted stock	78,000	—	450	—		18	468
Balance at June 30, 2019	98,499,937	$113,915	$493,737	$543,566	$3,693	$(133,080)	$1,021,831

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at March 31, 2020	98,015,396	$113,915	$494,181	$571,256	$17,352	$(138,780)	$1,057,924
Net income				23,851			23,851
Other comprehensive income					4,170		4,170
Cash dividends declared ($0.11 per share)				(10,795)			(10,795)
Treasury stock acquired	—					—	—
Treasury stock reissued	24,001		14	—		208	222
Restricted stock	93,300	—	487	—		(154)	333
Common stock issued	—	—	—				—
Balance at June 30, 2020	98,132,697	$113,915	$494,682	$584,312	$21,522	$(138,726)	$1,075,705

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at March 31, 2019	98,625,806	$113,915	$493,664	$526,136	$(4,102)	$(131,594)	$998,019
Net income				27,280			27,280
Other comprehensive income					7,795		7,795
Cash dividends declared ($0.10 per share)				(9,850)			(9,850)
Treasury stock acquired	(142,190)		—			(1,886)	(1,886)
Treasury stock reissued	16,321		73	—		139	212
Restricted stock	—	—	—	—		261	261
Common stock issuance	—	—	—	—			—
Balance at June 30, 2019	98,499,937	$113,915	$493,737	$543,566	$3,693	$(133,080)	$1,021,831

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Operating Activities	(dollars in thousands)
Net income	$28,578	$51,869
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	37,826	6,930
Deferred tax (benefit) expense	(3,387)	1,112
Depreciation and amortization	5,549	5,087
Net gains on securities and other assets	(5,896)	(5,288)
Net amortization of premiums and discounts on securities	2,993	1,704
Income from increase in cash surrender value of bank owned life insurance	(3,149)	(2,868)
Increase in interest receivable	(10,218)	(1,963)
Mortgage loans originated for sale	(155,916)	(98,292)
Proceeds from sale of mortgage loans	150,821	95,549
(Decrease) increase in interest payable	(484)	270
Increase in income taxes payable	9,349	1,319
Other-net	(4,875)	(25,316)
Net cash provided by operating activities	51,191	30,113
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	42,175	19,977
Purchases	(200)	(200)
Transactions with securities available for sale:
Proceeds from maturities and redemptions	125,162	77,571
Purchases	(127,368)	(16,401)
Purchases of FHLB stock	(20,927)	(23,256)
Proceeds from the redemption of FHLB stock	25,416	25,814
Proceeds from bank owned life insurance	201	—
Proceeds from sale of loans	10,335	22,312
Proceeds from sale of other assets	3,173	3,539
Net increase in loans	(752,191)	(250,773)
Purchases of premises and equipment and other assets	(5,363)	(8,843)
Net cash used in investing activities	(699,587)	(150,260)
Financing Activities
Net decrease in federal funds purchased	—	(11,000)
Net decrease in other short-term borrowings	(93,369)	(155,743)
Net increase in deposits	1,104,794	258,198
Repayments of other long-term debt	(327)	(315)
Repayments of capital lease obligation	(213)	(199)
Proceeds from issuance of other long-term debt	—	50,000
Dividends paid	(21,614)	(19,712)
Proceeds from reissuance of treasury stock	222	211
Purchase of treasury stock	(5,220)	(3,960)
Net cash provided by financing activities	984,273	117,480
Net increase (decrease) in cash and cash equivalents	335,877	(2,667)
Cash and cash equivalents at January 1	121,856	98,947
Cash and cash equivalents at June 30	$457,733	$96,280

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
The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year of 2020. These interim financial statements should be read in conjunction with First Commonwealth’s 2019 Annual Report on Form 10-K.

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

	For the Six Months Ended June 30,
	2020			2019
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$25,325	$(5,319)	$20,006	$18,903	$(3,969)	$14,934
Reclassification adjustment for gains on securities included in net income	(27)	6	(21)	(6)	1	(5)
Total unrealized gains on securities	25,298	(5,313)	19,985	18,897	(3,968)	14,929
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(5,117)	1,075	(4,042)	133	(28)	105
Reclassification adjustment for losses on derivatives included in net income	—	—	—	—	—	—
Total unrealized (losses) gains on derivatives	(5,117)	1,075	(4,042)	133	(28)	105
Total other comprehensive income	$20,181	$(4,238)	$15,943	$19,030	$(3,996)	$15,034

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2020			2019
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$5,822	$(1,223)	$4,599	$9,873	$(2,073)	$7,800
Reclassification adjustment for gains on securities included in net income	(8)	2	(6)	(6)	1	(5)
Total unrealized gains on securities	5,814	(1,221)	4,593	9,867	(2,072)	7,795
Unrealized losses on derivatives:
Unrealized holding losses on derivatives arising during the period	(536)	113	(423)	—	—	—
Reclassification adjustment for losses on derivatives included in net income	—	—	—	—	—	—
Total unrealized losses on derivatives	(536)	113	(423)	—	—	—
Total other comprehensive income	$5,278	$(1,108)	$4,170	$9,867	$(2,072)	$7,795

The following table details the change in components of OCI for the six months ended June 30:

	2020				2019
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$4,580	$365	$634	$5,579	$(11,697)	$461	$(105)	$(11,341)
Other comprehensive income before reclassification adjustment	20,006	—	(4,042)	15,964	14,934	—	105	15,039
Amounts reclassified from accumulated other comprehensive (loss) income	(21)	—	—	(21)	(5)	—	—	(5)
Net other comprehensive income during the period	19,985	—	(4,042)	15,943	14,929	—	105	15,034
Balance at June 30	$24,565	$365	$(3,408)	$21,522	$3,232	$461	$—	$3,693

The following table details the change in components of OCI for the three months ended June 30:
g

	2020				2019
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at March 31	$19,972	$365	$(2,985)	$17,352	$(4,563)	$461	$—	$(4,102)
Other comprehensive income before reclassification adjustment	4,599	—	(423)	4,176	7,800	—	—	7,800
Amounts reclassified from accumulated other comprehensive (loss) income	(6)	—	—	(6)	(5)	—	—	(5)
Net other comprehensive income during the period	4,593	—	(423)	4,170	7,795	—	—	7,795
Balance at June 30	$24,565	$365	$(3,408)	$21,522	$3,232	$461	$—	$3,693

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the six months ended June 30:

	2020	2019
	(dollars in thousands)
Cash paid during the period for:
Interest	$20,493	$28,895
Income taxes	130	10,241
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	2,368	1,776
Loans transferred from held to maturity to held for sale	13,442	16,823
Loans transferred from available for sale to held to maturity	1,908	—
Gross increase in market value adjustment to securities available for sale	25,298	18,897
Gross (decrease) increase in market value adjustment to derivatives	(5,117)	133
Investments committed to purchase, not settled	21,853	—
Noncash treasury stock reissuance	1,594	2,531
Proceeds from death benefit on bank owned life insurance not received	557	—

Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average common shares issued	113,914,902	113,914,902	113,914,902	113,914,902
Average treasury stock shares	(15,788,359)	(15,398,192)	(15,730,604)	(15,345,018)
Average deferred compensation shares	(41,426)	(37,411)	(39,939)	(37,411)
Average unearned nonvested shares	(152,784)	(132,625)	(116,379)	(119,981)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	97,932,333	98,346,674	98,027,980	98,412,492
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	173,095	216,524	185,023	201,907
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	41,426	37,411	41,426	37,411
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	98,146,854	98,600,609	98,254,429	98,651,810
Basic Earnings per Share	$0.24	$0.28	$0.29	$0.53
Diluted Earnings per Share	$0.24	$0.28	$0.29	$0.53
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the six months ended June 30 because to do so would have been antidilutive.

	2020			2019
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	122,066	$13.72	$15.44	106,631	$10.02	$14.49
Restricted Stock Units	91,240	$12.43	$15.37	21,888	$16.62	$16.62

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
The following table identifies the notional amount of those instruments at:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,095,055	$1,981,275
Financial standby letters of credit	16,596	16,630
Performance standby letters of credit	19,975	23,293
Commercial letters of credit	782	783

The notional amounts outstanding as of June 30, 2020 include amounts issued in 2020 of $81 thousand in performance standby letters of credit and $52 thousand in financial standby letters of credit. There were no commercial letters of credit issued in 2020. A liability of $0.1 million has been recorded as of both June 30, 2020 and December 31, 2019, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $2.9 million and $4.5 million as of June 30, 2020 and December 31, 2019, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2020, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	June 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$7,199	$730	$—	$7,929	$7,745	$596	$—	$8,341
Mortgage-Backed Securities – Commercial	225,662	9,932	—	235,594	186,316	2,983	(166)	189,133
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	605,469	18,704	(18)	624,155	660,777	4,113	(2,943)	661,947
Other Government-Sponsored Enterprises	1,000	1	—	1,001	1,000	—	—	1,000
Obligations of States and Political Subdivisions	8,785	199	—	8,984	17,738	171	—	17,909
Corporate Securities	22,930	1,547	—	24,477	22,919	1,043	—	23,962
Total Securities Available for Sale	$871,045	$31,113	$(18)	$902,140	$896,495	$8,906	$(3,109)	$902,292

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2020, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$4,998	$5,070
Due after 1 but within 5 years	23,978	25,071
Due after 5 but within 10 years	3,739	4,321
Due after 10 years	—	—
	32,715	34,462
Mortgage-Backed Securities (a)	838,330	867,678
Total Debt Securities	$871,045	$902,140

(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $232.9 million and a fair value of $243.5 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $605.4 million and a fair value of $624.2 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the six months ended June 30:

	2020	2019
	(dollars in thousands)
Proceeds from sales	$—	$—
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	—	—
	—	—
Maturities
Gross gains	27	6
Gross losses	—	—
	27	6
Net gains and impairment	$27	$6
Securities available for sale with an estimated fair value of $814.7 million and $584.8 million were pledged as of June 30, 2020 and December 31, 2019, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	June 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,008	$191	$—	$3,199	$3,392	$57	$—	$3,449
Mortgage-Backed Securities- Commercial	46,803	1,646	—	48,449	51,291	18	(184)	51,125
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	197,342	6,974	—	204,316	229,667	1,377	(294)	230,750
Mortgage-Backed Securities – Commercial	10,894	395	—	11,289	12,081	67	—	12,148
Obligations of States and Political Subdivisions	39,139	682	—	39,821	40,092	554	—	40,646
Debt Securities Issued by Foreign Governments	800	—	—	800	600	—	—	600
Total Securities Held to Maturity	$297,986	$9,888	$—	$307,874	$337,123	$2,073	$(478)	$338,718
The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$1,012	$1,018
Due after 1 but within 5 years	14,227	14,404
Due after 5 but within 10 years	24,700	25,199
Due after 10 years	—	—
	39,939	40,621
Mortgage-Backed Securities (a)	258,047	267,253
Total Debt Securities	$297,986	$307,874
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $49.8 million and a fair value of $51.6 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $208.2 million and a fair value of $215.6 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $286.9 million and $306.8 million were pledged as of June 30, 2020 and December 31, 2019, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Impairment of Investment Securities
Securities Available for Sale and Held to Maturity
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit-related other-than-temporary impairment on debt securities is recognized in earnings, while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the six months ended June 30, 2020 and 2019, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at June 30, 2020 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	$11,333	$(18)	$—	$—	$11,333	$(18)
Total Securities	$11,333	$(18)	$—	$—	$11,333	$(18)

At June 30, 2020, fixed income securities issued by U.S. Government-sponsored enterprises comprised 100% of total unrealized losses due to changes in market interest rates. At June 30, 2020, there are two debt securities in an unrealized loss position.
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
As of June 30, 2020, our corporate securities had an amortized cost and an estimated fair value of $22.9 million and $24.5 million, respectively. As of December 31, 2019, our corporate securities had an amortized cost and estimated fair value of $22.9 million and $24.0 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were no corporate securities in an unrealized loss position as of both June 30, 2020 and December 31, 2019. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2020 and December 31, 2019, our FHLB stock totaled $10.6 million and $15.1 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and six months ended June 30, 2020.
As of both June 30, 2020 and December 31, 2019, "Other investments" also includes $1.7 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the six-months ended June 30, 2020 and 2019, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
Note 8 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	June 30, 2020			December 31, 2019
	Originated	Acquired	Total	Originated	Acquired	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,746,495	$26,604	$1,773,099	$1,212,026	$29,827	$1,241,853
Real estate construction	413,405	2,924	416,329	442,777	6,262	449,039
Residential real estate	1,494,925	228,363	1,723,288	1,415,808	265,554	1,681,362
Commercial real estate	2,089,658	135,052	2,224,710	1,958,346	159,173	2,117,519
Loans to individuals	773,467	11,182	784,649	685,416	13,959	699,375
Total loans	$6,517,950	$404,125	$6,922,075	$5,714,373	$474,775	$6,189,148
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
The following tables represent our credit risk profile by creditworthiness:

	June 30, 2020
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,686,601	$413,382	$1,487,535	$2,043,050	$773,234	$6,403,802
Non-Pass
OAEM	30,959	23	459	14,406	—	45,847
Substandard	28,935	—	6,931	32,202	233	68,301
Doubtful	—	—	—	—	—	—
Total Non-Pass	59,894	23	7,390	46,608	233	114,148
Total	$1,746,495	$413,405	$1,494,925	$2,089,658	$773,467	$6,517,950

Acquired loans
Pass	$24,743	$2,092	$226,353	$128,482	$11,171	$392,841
Non-Pass
OAEM	204	524	520	1,420	—	2,668
Substandard	1,657	308	1,490	5,150	11	8,616
Doubtful	—	—	—	—	—	—
Total Non-Pass	1,861	832	2,010	6,570	11	11,284
Total	$26,604	$2,924	$228,363	$135,052	$11,182	$404,125

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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of June 30, 2020. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of June 30, 2020 and December 31, 2019. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	June 30, 2020
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated loans
Commercial, financial, agricultural and other	$155	$48	$15	$8,423	$8,641	$1,737,854	$1,746,495
Real estate construction	—	—	—	—	—	413,405	413,405
Residential real estate	2,028	695	562	6,046	9,331	1,485,594	1,494,925
Commercial real estate	220	69	—	30,097	30,386	2,059,272	2,089,658
Loans to individuals	1,371	492	632	232	2,727	770,740	773,467
Total	$3,774	$1,304	$1,209	$44,798	$51,085	$6,466,865	$6,517,950

Acquired loans
Commercial, financial, agricultural and other	$264	$—	$—	$74	$338	$26,266	$26,604
Real estate construction	—	—	—	308	308	2,616	2,924
Residential real estate	580	76	174	1,313	2,143	226,220	228,363
Commercial real estate	—	—	—	2,064	2,064	132,988	135,052
Loans to individuals	55	24	38	11	128	11,054	11,182
Total	$899	$100	$212	$3,770	$4,981	$399,144	$404,125

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

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications typically provide for the deferral of both principal and interest for 90 days. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), along with a joint agency statement issued by banking regulators,

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provides that short-term modifications of up to 180 days made in response to COVID-19 do not need to be accounted for as a troubled debt restructured loans. Additionally, short-term loan modifications that are not accounted for as a troubled debt restructured loan, in accordance with the CARES Act, would remain classified as current during the deferral period and therefore are not reflected in the past due loan tables provided on the prior page. During the second quarter, the Company granted approximately 6,500 short-term loan modifications to its customers with aggregate principal balances of $1.4 billion. Since most of these deferrals were for a 90-day period, as of June 30, 2020, the balance of loans in deferral status had fallen to $611.1 million. It is likely that some customers that are no longer in the deferral period will be granted an additional 90 day deferral in order to provide support for the continued impact of COVID-19. The decision to grant an additional 90 day forbearance will be more credit driven than the first deferral and will be based on a complete evaluation of the customers financial circumstances.
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
At June 30, 2020 and December 31, 2019, there were no impaired loans held for sale. During the six months ended, June 30, 2020 and 2019, there were no gains recognized on the sale of impaired loans. During the six months ended June 30,2019, there were $0.4 million in gains recognized on the sale of impaired loans.
The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of June 30, 2020 and December 31, 2019. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	June 30, 2020			December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Originated loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$7,620	$10,557		$1,848	$6,997
Real estate construction	—	—		—	—
Residential real estate	9,778	11,770		10,372	12,437
Commercial real estate	14,786	15,053		3,015	3,210
Loans to individuals	475	845		406	640
Subtotal	32,659	38,225		15,641	23,284
With an allowance recorded:
Commercial, financial, agricultural and other	2,019	7,071	$958	8,290	10,032	$1,580
Real estate construction	—	—	—	—	—	—
Residential real estate	254	358	—	474	498	1
Commercial real estate	17,136	17,154	5,590	5,293	5,308	851
Loans to individuals	—	—	—	—	—	—
Subtotal	19,409	24,583	6,548	14,057	15,838	2,432
Total	$52,068	$62,808	$6,548	$29,698	$39,122	$2,432

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2020			December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Acquired loans
With no related allowance recorded:
Commercial, financial, agricultural and other	$74	$74		$73	$73
Real estate construction	—	—		—	—
Residential real estate	1,499	1,875		2,136	2,585
Commercial real estate	245	260		298	320
Loans to individuals	11	14		12	15
Subtotal	1,829	2,223		2,519	2,993
With an allowance recorded:
Commercial, financial, agricultural and other	—	—	$—	—	—	$—
Real estate construction	308	308	171	—	—	—
Residential real estate	—	—	—	—	—	—
Commercial real estate	1,818	1,854	176	—	—	—
Loans to individuals	—	—	—	—	—	—
Subtotal	2,126	2,162	347	—	—	—
Total	$3,955	$4,385	$347	$2,519	$2,993	$—

	For the Six Months Ended June 30,
	2020				2019
	Originated Loans		Acquired Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$6,894	$34	$74	$—	$2,216	$7	$1,035	$—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	10,182	159	1,922	17	10,577	186	1,975	5
Commercial real estate	14,367	67	238	—	3,256	101	620	18
Loans to individuals	457	6	11	—	340	7	14	—
Subtotal	31,900	266	2,245	17	16,389	301	3,644	23
With an allowance recorded:
Commercial, financial, agricultural and other	1,881	1	—	—	3,784	30	—	—
Real estate construction	—	—	51	—	—	—	—	—
Residential real estate	290	—	—	—	571	12	—	—
Commercial real estate	11,509	4	1,222	—	5,550	2	162	—
Loans to individuals	—	—	—	—	—	—	—	—
Subtotal	13,680	5	1,273	—	9,905	44	162	—
Total	$45,580	$271	$3,518	$17	$26,294	$345	$3,806	$23

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2020				2019
	Originated Loans		Acquired Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$6,758	$12	$74	$—	$2,268	$5	$1,630	$—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	9,836	80	1,753	15	10,242	115	1,969	4
Commercial real estate	17,411	48	246	—	3,034	65	423	17
Loans to individuals	468	4	11	—	357	5	14	—
Subtotal	34,473	144	2,084	15	15,901	190	4,036	21
With an allowance recorded:
Commercial, financial, agricultural and other	2,028	—	—	—	3,957	16	—	—
Real estate construction	—	—	103	—	—	—	—	—
Residential real estate	254	—	—	—	653	7	—	—
Commercial real estate	17,142	—	1,828	—	7,304	1	161	—
Loans to individuals	—	—	—	—	—	—	—	—
Subtotal	19,424	—	1,931	—	11,914	24	161	—
Total	$53,897	$144	$4,015	$15	$27,815	$214	$4,197	$21
Unfunded commitments related to nonperforming loans were $1.1 million at June 30, 2020 and $1.7 million at December 31, 2019. After consideration of the requirements to draw and available collateral related to these commitments, a reserve of $23 thousand and $12 thousand was established for these off balance sheet exposures at June 30, 2020 and December 31, 2019, respectively.
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$7,455	$7,542
Nonaccrual status	3,600	6,037
Total	$11,055	$13,579
Commitments
Letters of credit	$60	$60
Unused lines of credit	984	163
Total	$1,044	$223

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Six Months Ended June 30, 2020
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Residential real estate	4	$—	$—	$264	$264	$256	$—
Commercial real estate	2	—	—	12	12	9	—
Loans to individuals	10	—	71	124	195	186	—
Total	16	$—	$71	$400	$471	$451	$—

	For the Six Months Ended June 30, 2019
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$—	$61	$61	$62	$—
Residential real estate	11	17	117	788	922	897	37
Commercial real estate	3	—	—	6,119	6,119	5,854	969
Loans to individuals	5	—	—	62	62	56	—
Total	20	$17	$117	$7,030	$7,164	$6,869	$1,006
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the six months ended June 30, 2020 and 2019, $71 thousand and $117 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2020 and 2019 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

	For the Three Months Ended June 30, 2020
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Residential real estate	2	$—	$—	$146	$146	$142	$—
Loans to individuals	3	—	53	1	54	55	—
Total	5	$—	$53	$147	$200	$197	$—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2019
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Residential real estate	5	$—	$68	$273	$341	$337	$969
Commercial real estate	2	—	—	5,878	5,878	5,613	—
Loans to individuals	3	—	—	14	14	14	—
Total	10	$—	$68	$6,165	$6,233	$5,964	$969
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the three months ended June 30, 2020 and 2019, $53 thousand and $68 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2020 and 2019 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the six months ended June 30:

	2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	1	$50	1	$22
Loans to individuals	—	—	1	10
Total	1	$50	2	$32
The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the three months ended June 30:

	2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	1	$50	1	$22
Total	1	$50	1	$22

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Six Months Ended June 30, 2020
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$20,221	$2,558	$4,091	$19,731	$4,984	$51,585
Charge-offs	(1,771)	—	(559)	(2,415)	(3,809)	(8,554)
Recoveries	117	26	121	44	476	784
Provision (credit)	6,245	483	5,586	15,770	7,683	35,767
Ending balance	24,812	3,067	9,239	33,130	9,334	79,582
Acquired loans:
Beginning balance	13	—	2	37	—	52
Charge-offs	—	—	(91)	(2)	(207)	(300)
Recoveries	15	—	25	—	8	48
Provision (credit)	304	171	64	1,321	199	2,059
Ending balance	332	171	—	1,356	—	1,859
Total ending balance	$25,144	$3,238	$9,239	$34,486	$9,334	$81,441
Ending balance: individually evaluated for impairment	$958	$171	$—	$5,766	$—	$6,895
Ending balance: collectively evaluated for impairment	24,186	3,067	9,239	28,720	9,334	74,546
Loans:
Ending balance	1,773,099	416,329	1,723,288	2,224,710	784,649	6,922,075
Ending balance: individually evaluated for impairment	3,336	308	1,498	32,537	—	37,679
Ending balance: collectively evaluated for impairment	1,769,763	416,021	1,721,790	2,192,173	784,649	6,884,396

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2020
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$27,378	$2,852	$7,724	$31,265	$8,268	$77,487
Charge-offs	(1,285)	—	(7)	(2,150)	(1,326)	(4,768)
Recoveries	49	26	59	—	264	398
Provision (credit)	(1,330)	189	1,463	4,015	2,128	6,465
Ending balance	24,812	3,067	9,239	33,130	9,334	79,582
Acquired loans:
Beginning balance	350	—	—	1,238	—	1,588
Charge-offs	—	—	(66)	(1)	(71)	(138)
Recoveries	2	—	12	—	1	15
Provision (credit)	(20)	171	54	119	70	394
Ending balance	332	171	—	1,356	—	1,859
Total ending balance	$25,144	$3,238	$9,239	$34,486	$9,334	$81,441

	For the Three Months Ended June 30, 2019
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$19,815	$2,254	$4,150	$19,218	$4,163	$49,600
Charge-offs	(359)	—	(98)	—	(1,368)	(1,825)
Recoveries	63	42	103	38	143	389
Provision (credit)	1,159	195	(22)	31	1,469	2,832
Ending balance	20,678	2,491	4,133	19,287	4,407	50,996
Acquired loans:
Beginning balance	18	—	35	—	—	53
Charge-offs	(26)	—	(1)	—	(1)	(28)
Recoveries	21	—	11	—	5	37
Provision (credit)	2	—	(20)	25	(4)	3
Ending balance	15	—	25	25	—	65
Total ending balance	$20,693	$2,491	$4,158	$19,312	$4,407	$51,061

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

			June 30, 2020	December 31, 2019
Balance sheet:
Operating lease asset classified as premises and equipment			$46,881	$48,642
Operating lease liability classified as other liabilities			51,232	52,894
	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,368	$1,347	$2,736	$2,684

Weighted average lease term, in years			14.96	16.10
Weighted average discount rate			3.41%	3.48%
Operating cash flows			$1,325	$1,136
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2020 were as follows (dollars in thousands):

For the twelve months ended:
June 30, 2021	$5,129
June 30, 2022	5,027
June 30, 2023	4,963
June 30, 2024	4,866
June 30, 2025	4,753
Thereafter	42,020
Total future minimum lease payments	66,758
Less remaining imputed interest	15,526
Operating lease liability	$51,232

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at June 30, 2020 and December 31, 2019, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with ASU No. 2011-4, "Fair Value Measurements (Topic 820)," the following table provides information related to quantitative inputs and assumptions used in June 30, 2020 Level 3 fair value measurements.

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
June 30, 2020
Other Investments	$1,670		CarryingValue	N/A	N/A
Impaired Loans	758	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$1.46 - $1.48 (b)
				Oil per BBL/d	$36.00 - $36.00 (b)
Limited Partnership Investments	6,406		Par Value	N/A	N/A
December 31, 2019
Other Investments	$1,670		CarryingValue	N/A	N/A
Impaired Loans	884	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$2.61 - $3.49 (b)
				Oil per BBL/d	$47.09 - $53.14 (b)
	2,239		Discounted Cash Flow	Discount Rate	$3.84 - $9.50
Limited Partnership Investments	5,795		Par Value	N/A	N/A

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
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$7,929	$—	$7,929
Mortgage-Backed Securities - Commercial	—	235,594	—	235,594
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	624,155	—	624,155
Other Government-Sponsored Enterprises	—	1,001	—	1,001
Obligations of States and Political Subdivisions	—	8,984	—	8,984
Corporate Securities	—	24,477	—	24,477
Total Securities Available for Sale	—	902,140	—	902,140
Other Investments	—	10,602	1,670	12,272
Loans Held for Sale	—	30,409	—	30,409
Other Assets(a)	—	62,036	6,406	68,442
Total Assets	$—	$1,005,187	$8,076	$1,013,263
Other Liabilities(a)	$—	$68,883	$—	$68,883
Total Liabilities	$—	$68,883	$—	$68,883
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$8,341	$—	$8,341
Mortgage-Backed Securities - Commercial	—	189,133	—	189,133
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	661,947	—	661,947
Other Government-Sponsored Enterprises	—	1,000	—	1,000
Obligations of States and Political Subdivisions	—	17,909	—	17,909
Corporate Securities	—	23,962	—	23,962
Total Securities Available for Sale	—	902,292	—	902,292
Other Investments	—	15,091	1,670	16,761
Loans Held for Sale	—	15,989	—	15,989
Other Assets(a)	—	21,894	5,795	27,689
Total Assets	$—	$955,266	$7,465	$962,731
Other Liabilities(a)	$—	$21,469	$—	$21,469
Total Liabilities	$—	$21,469	$—	$21,469
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

For the six months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

2020
	Other Investments	Other Assets	Total
(dollars in thousands)
Balance, beginning of period	$1,670	$5,795	$7,465
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	611	611
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,670	$6,406	$8,076

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
During the six months ended June 30, 2020 and 2019, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2020 and 2019.
For the three months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

2020
	Other Investments	Other Assets	Total
(dollars in thousands)
Balance, beginning of period	$1,670	$6,223	$7,893
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	183	183
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,670	$6,406	$8,076

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
During the three months ended June 30, 2020 and 2019, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2020 and 2019.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$30,026	$19,102	$49,128
Other real estate owned	—	1,882	—	1,882
Total Assets	$—	$31,908	$19,102	$51,010

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$12,267	$17,518	$29,785
Other real estate owned	—	2,608	—	2,608
Total Assets	$—	$14,875	$17,518	$32,393
The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Impaired loans	$191	$(497)	$(6,822)	$(1,460)
Other real estate owned	(26)	(532)	(76)	(541)
Total losses	$165	$(1,029)	$(6,898)	$(2,001)
Impaired loans over $250 thousand are individually reviewed to determine the amount of each loan considered to be at risk of non-collection. The fair value for impaired loans that are collateral-based is determined by reviewing real property appraisals, equipment valuations, accounts receivable listings and other financial information. A discounted cash flow analysis is performed to determine fair value for impaired loans when an observable market price or a current appraisal is not available. For real estate secured loans, First Commonwealth’s loan policy requires updated appraisals be obtained at least every twelve months on all impaired loans with balances of $250 thousand and over. For real estate secured loans with balances under $250 thousand, we rely on broker price opinions. For non-real estate secured assets, the Company normally relies on third party valuations specific to the collateral type.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned, determined using an internal valuation, is classified as Level 3. OREO has a current carrying value of $1.6 million as of June 30, 2020 and consists primarily of residential and commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2020.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.1 million at both June 30, 2020 and December 31, 2019. See Note 5, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	June 30, 2020
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$108,970	$108,970	$108,970	$—	$—
Interest-bearing deposits	348,763	348,763	348,763	—	—
Securities available for sale	902,140	902,140	—	902,140	—
Securities held to maturity	297,986	307,874	—	307,874	—
Other investments	12,272	12,272	—	10,602	1,670
Loans held for sale	30,409	30,409	—	30,409	—
Loans	6,922,075	7,273,280	—	30,026	7,243,254
Financial liabilities
Deposits	7,782,201	7,788,041	—	7,788,041	—
Short-term borrowings	108,484	107,903	—	107,903	—
Subordinated debt	170,531	159,149	—	—	159,149
Long-term debt	56,590	58,476	—	58,476	—
Capital lease obligation	6,602	6,602	—	6,602	—

	December 31, 2019
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$102,346	$102,346	$102,346	$—	$—
Interest-bearing deposits	19,510	19,510	19,510	—	—
Securities available for sale	902,292	902,292	—	902,292	—
Securities held to maturity	337,123	338,718	—	338,718	—
Other investments	16,761	16,761	—	15,091	1,670
Loans held for sale	15,989	15,989	—	15,989	—
Loans	6,189,148	6,393,872	—	12,267	6,381,605
Financial liabilities
Deposits	6,677,615	6,677,595	—	6,677,595	—
Short-term borrowings	201,853	201,151	—	201,151	—
Subordinated debt	170,450	171,772	—	—	171,772
Long-term debt	56,917	58,051	—	58,051	—
Capital lease obligation	6,815	6,815	—	6,815	—

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
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" in the unaudited Consolidated Statements of Income. For the three and six months ended June 30, 2020 there was a negative impact of $66 thousand and $11 thousand, respectively, on net interest income as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," the same line item in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at June 30, 2020, and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Other noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three and six months ended June 30, 2020 was an increase of $1.9 and $1.2 million, respectively.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At June 30, 2020, the underlying funded mortgage loan commitments had a carrying value of $19.9 million and a fair value of $22.8 million, while the underlying unfunded mortgage loan commitments had a notional amount of $44.9 million. At December 31, 2019, the underlying funded mortgage loan commitments had a carrying value of $9.8 million and a fair value of $10.7 million, while the underlying unfunded mortgage loan commitments had a notional amount of $25.5 million. The interest rate lock commitments decreased noninterest income by $0.2 million and increased other noninterest income by $0.2 million for the three and six months ended June 30, 2020, respectively.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other noninterest expense" in the unaudited Consolidated Statements of Income. The increase in other noninterest expense for the three and six months ended June 30, 2020 totaled $8 thousand and $12 thousand, respectively. At June 30, 2020 and December 31, 2019, the underlying loans had a carrying value of $2.1 million and $4.8 million, respectively, and a fair value of $2.1 million and $4.8 million, respectively.

The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(2,235)	$(272)
Notional amount:
Interest rate derivatives	613,696	587,275
Interest rate caps	75,898	87,188
Interest rate collars	35,354	35,354
Risk participation agreements	226,017	164,632
Sold credit protection on risk participation agreements	(78,764)	(69,011)
Interest rate options	44,941	25,460
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(4,316)	801
Notional amount	70,000	70,000
Interest rate forwards:
Fair value adjustment	(297)	(63)
Notional amount	45,000	30,000
Foreign exchange forwards:
Fair value adjustment	—	(41)
Notional amount	2,121	4,789

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income," 'Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Non-hedging interest rate derivatives
Increase (decrease) in other income	$1,672	$35	$(753)	$453
Increase in other expense	—	—	—	—
Hedging interest rate derivatives
Decrease in interest and fees on loans	—	—	—	(118)
Increase in interest from subordinated debentures	66	—	11	—
Increase in other expense	—	—	—	7
Hedging interest rate forwards
(Decrease) increase in other income	(248)	(15)	234	(79)
Increase in other expense	—	—	—	—
Hedging foreign exchange forwards
Increase (decrease) in other expense	8	(1)	12	1
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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as both of June 30, 2020 and December 31, 2019 was $303.3 million. No impairment charges on goodwill or other intangible assets were incurred in 2020 or 2019.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As a result of the COVID-19 pandemic and its impact on the Company's stock price as well as the potential impact on future earnings, Management evaluated whether a triggering event had occurred as of June 30, 2020. The evaluation concluded that it was more likely than not that First Commonwealth's fair value exceeded its book value and therefore there was no triggering event. However, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Subordinated Debentures
Subordinated debentures outstanding are as follows:

		June 30, 2020		December 31, 2019
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	$49,268	4.875% until June 1, 2023, then LIBOR + 1.845%	$49,222	4.875% until June 1, 2023, then LIBOR + 1.845%
First Commonwealth Bank	2033	49,096	5.50% until June 1, 2028, then LIBOR + 2.37%	49,061	5.50% until June 1, 2028, then LIBOR + 2.37%
First Commonwealth Capital Trust II	2034	30,929	LIBOR + 2.85%	30,929	LIBOR + 2.85%
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85%	41,238	LIBOR + 2.85%
Total		$170,531		$170,450
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

The Company also evaluated whether it has any significant contract balances. A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration resulting in a contract receivable or before payment is due resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the Company has already received payment from the customer. First Commonwealth’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as trust income which is based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2020 and December 31, 2019, the Company did not have any significant contract balances.

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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $1.4 million and $1.6 million in commission expense as of June 30, 2020 and 2019, respectively.

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$2,109	$1,970	$4,220	$3,896
Service charges on deposit accounts	3,286	4,593	8,031	8,838
Insurance and retail brokerage commissions	1,831	2,014	3,826	3,975
Card-related interchange income	5,886	5,441	11,148	10,171
Gain on sale of other loans and assets	173	422	332	680
Other income	824	990	1,768	1,853
Noninterest Income (in-scope of Topic 606)	14,109	15,430	29,325	29,413
Noninterest Income (out-of-scope of Topic 606)	7,703	6,476	11,760	11,365
Total Noninterest Income	$21,812	$21,906	$41,085	$40,778
Note 16 Subsequent Event
Branch Consolidation
On July 28, 2020, the Company announced a profitability initiative termed "Project THRIVE" with a goal of growing our business, maintaining adequate capital, protecting against further NIM compression and reducing operating expenses. As part of this initiative, 20% of the Company's retail locations will be consolidated into nearby offices prior to December 31, 2020. It is expected that this consolidation will result in approximately $3.5 million in consolidation-related costs to occur primarily in the third quarter of 2020.
Voluntary Retirement Program
On August 4, 2020, the Board of Directors of the Company approved a Voluntary Retirement Program (“VRP”) as part of the Company initiative “Project THRIVE”. Under the terms of the VRP, an eligible employee of the Company or its affiliates who will reach age 60 or above as of December 31, 2020 may elect to voluntarily terminate his or her employment and receive a severance benefit based upon years of service with the Company, subject to the terms and conditions of the VRP, including acceptance of such employee’s participation by the Company. As of July 31, 2020, 193 employees were potentially eligible to participate in the VRP. If all eligible employees were to elect and be accepted for participation in the VRP, the total expense of the VRP would be approximately $7.0 million. The actual cost of the VRP, and the amount of expense savings that the Company will realize, will depend upon the level of participation and the compensation and years of service of those employees who participate in the VRP, and the pace and salary levels at which employees may be hired to replace VRP participants. The Company expects to determine the number of VRP participants and recognize the estimated initial expense of the VRP during the quarter ended September 30, 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and six months ended June 30, 2020 and 2019, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 50 and page 57 for the six and three months ended June 30, 2020 and 2019, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)
Net Income	$23,851	$27,280	$28,578	$51,869
Per Share Data:
Basic Earnings per Share	$0.24	$0.28	$0.29	$0.53
Diluted Earnings per Share	0.24	0.28	0.29	0.53
Cash Dividends Declared per Common Share	0.11	0.10	0.22	0.20
Average Balance:
Total assets	$9,043,554	$7,986,474	$8,690,437	$7,932,988
Total equity	1,071,549	1,009,424	1,071,433	998,192
End of Period Balance:
Net loans (1)			$6,871,043	$5,968,034
Total assets			9,364,655	8,070,854
Total deposits			7,782,201	6,155,965
Total equity			1,075,705	1,021,831
Key Ratios:
Return on average assets	1.06%	1.37%	0.66%	1.32%
Return on average equity	8.95%	10.84%	5.36%	10.48%
Dividends payout ratio	45.83%	35.71%	75.86%	37.74%
Average equity to average assets ratio	11.85%	12.64%	12.33%	12.58%
Net interest margin	3.29%	3.75%	3.46%	3.75%
Net loans to deposits ratio			88.29%	96.95%
(1) Includes loans held for sale.

Results of Operations
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net Income
For the six months ended June 30, 2020, First Commonwealth had net income of $28.6 million, or $0.29 diluted earnings per share, compared to net income of $51.9 million, or $0.53 diluted earnings per share, in the six months ended June 30, 2019. The decline in net income was primarily the result of $37.8 million provision for credit losses recognized in order to provide for estimated probable losses related to the COVID-19 pandemic. This was partially offset by a $6.6 million decrease in the income tax provision due to lower income before income taxes.
For the six months ended June 30, 2020, the Company’s return on average equity was 5.36% and its return on average assets was 0.66%, compared to 10.48% and 1.32%, respectively, for the six months ended June 30, 2019.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $135.2 million in the first six months of 2020, compared to $133.5 million for the same period in 2019. This increase was due to growth in average interest-earning assets of $672.4 million offset by a 29 basis point decrease in the net interest margin, on a fully taxable equivalent basis. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 76.6% and 76.5% for the six months ended June 30, 2020 and 2019, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The net interest margin, on a fully taxable equivalent basis, was 3.46% and 3.75% for the six months ended June 30, 2020 and June 30, 2019, respectively. The decline in the net interest margin is primarily attributable to changes in the level of interest rates partially offset by the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 3.97% for the six months ended June 30, 2020, a decrease of 60 basis points compared to the 4.57% yield for the same period in 2019. This decrease is largely due to loan portfolio yield, which decreased by 62 basis points when compared to the six months ended June 30, 2019. Contributing to this decrease was the yield on our adjustable and variable rate commercial loan portfolio, which declined 88 basis points largely due to the Federal Reserve decreasing short-term interest rates. During the first quarter of 2020, the Federal Reserve decreased the Federal Funds target rate by 150 basis points in addition to the 75 basis point rate decreases made during 2019. Although the impact of the 2020 rate decreases are not fully reflected in the comparison of the periods presented, such decreases in rates have the effect of lowering yields on variable and adjustable rate loans, as well as, to a lesser extent, the cost of interest-bearing liabilities, and any additional rate decreases would be expected to have a similar effect.

The loan yield for the six months ended June 30, 2020, was impacted by $570.9 million in Paycheck Protection Program ("PPP") loans originated under the CARES Act which have a stated loan rate of 1% and a yield of 2.7%. The yield on PPP loans includes the recognition of PPP loan deferred processing fees, net of deferred origination costs, of $1.7 million. These amounts are recognized in interest income as a yield adjustment over the life of the loan. As of June 30, 2020, we expect to recognize additional PPP related deferred processing fees, net of origination costs, of approximately $17.1 million as an adjustment to yield over the remaining terms of the loans. PPP loans increased the average balance of loans by $202.9 million during the six months ended June 30, 2020 decreasing the yield on loans by 5 basis points and the net interest margin by 2 basis points.

The investment portfolio yield decreased 45 basis points in comparison to the prior year primarily due the decrease in the Federal Reserve short-term rates. Investment portfolio purchases during the six months ended June 30, 2020 have been primarily in obligations of U.S. government agencies and obligations of other government-sponsored enterprises with durations of approximately 4 to 6 years.
The cost of interest-bearing liabilities decreased to 0.72% for the six months ended June 30, 2020, from 1.09% for the same period in 2019, primarily due to a decrease in the cost of short-term borrowings and the cost of long-term debt as well as the cost of interest-bearing deposits. Deposit growth during the second quarter of 2020 due to the retention of PPP loan proceeds and the deposit of Federal stimulus checks, as well as deposits acquired in our third quarter 2019 acquisition of Santander branches, combined to contribute to a decline in average short-term borrowings of $417.0 million for the six months ended June 30, 2020 compared to the same period in 2019. Decreases in the Federal Funds target rate impacted the cost of long-term debt, decreasing the cost by 81 basis points. Lower market interest rates and managements efforts to reduce deposit costs resulted in the cost of interest-bearing deposits decreasing 36 basis points and short-term borrowings decreasing 146 basis points in comparison to the same period last year.
For the six months ended June 30, 2020, changes in interest rates negatively impacted net interest income by $17.9 million when compared with the same period in 2019. The lower yield on interest-earning assets negatively impacted net interest income by $24.6 million, while the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $6.7 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $19.6 million for the six months ended June 30, 2020, as compared to the same period in 2019. Higher levels of interest-earning assets resulted in an increase of $17.1 million in interest income, and changes in the volume of interest-bearing liabilities decreased interest expense by $2.5 million, primarily due to a decrease in short-term borrowings. Average earning assets for the six months ended June 30, 2020 increased $672.4 million, or 9.4%, compared to the same period in 2019. Average loans for the comparable period increased $636.0 million, or 10.8%.
Net interest income also benefited from a $456.1 million increase in average net free funds at June 30, 2020 as compared to June 30, 2019. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $422.5 million, or 28.5%, in noninterest-bearing demand deposit average balances, primarily due to deposit growth related to PPP loan proceeds as well as $86.6 million in deposits attributed to the Santander branch acquisition completed in the third quarter of 2019. Average time deposits for the six months ended June 30, 2020 decreased by $66.9 million compared to the comparable period in 2019, while the average rate paid on time deposits decreased 6 basis points compared to the same period in 2019. Decreases in market interest rates positively impacted interest expense by $6.7 million and changes in the mix of interest-bearing liabilities had a $2.5 million positive impact.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the six months ended June 30:

	2020	2019
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$154,310	$161,651
Adjustment to fully taxable equivalent basis	755	912
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	155,065	162,563
Interest expense	19,900	29,039
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$135,165	$133,524

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the six months ended June 30:

	2020			2019
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$86,804	$69	0.16%	$3,829	$100	5.27%
Tax-free investment securities	47,950	737	3.09	68,020	1,055	3.13
Taxable investment securities	1,199,233	13,843	2.32	1,225,787	16,908	2.78
Loans, net of unearned income (b)(c)(e)	6,516,854	140,416	4.33	5,880,840	144,500	4.95
Total interest-earning assets	7,850,841	155,065	3.97	7,178,476	162,563	4.57
Noninterest-earning assets:
Cash	97,129			91,059
Allowance for credit losses	(66,705)			(50,480)
Other assets	809,172			713,933
Total noninterest-earning assets	839,596			754,512
Total Assets	$8,690,437			$7,932,988
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,465,901	$1,469	0.20%	$1,228,751	$3,418	0.56%
Savings deposits (d)	2,925,862	6,354	0.44	2,498,726	6,957	0.56
Time deposits	801,429	6,312	1.58	868,286	7,077	1.64
Short-term borrowings	157,188	635	0.81	574,203	6,455	2.27
Long-term debt	233,934	5,130	4.41	198,081	5,132	5.22
Total interest-bearing liabilities	5,584,314	19,900	0.72	5,368,047	29,039	1.09
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	1,903,568			1,481,064
Other liabilities	131,122			85,685
Shareholders’ equity	1,071,433			998,192
Total Noninterest-Bearing Funding Sources	3,106,123			2,564,941
Total Liabilities and Shareholders’ Equity	$8,690,437			$7,932,988
Net Interest Income and Net Yield on Interest-Earning Assets		$135,165	3.46%		$133,524	3.75%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the six months ended June 30, 2020 and 2019.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the six months ended June 30, 2020 compared with June 30, 2019:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(31)	$2,168	$(2,199)
Tax-free investment securities	(318)	(312)	(6)
Taxable investment securities	(3,065)	(366)	(2,699)
Loans	(4,084)	15,612	(19,696)
Total interest income (b)	(7,498)	17,102	(24,600)
Interest-bearing liabilities:
Interest-bearing demand deposits	(1,949)	659	(2,608)
Savings deposits	(603)	1,186	(1,789)
Time deposits	(765)	(544)	(221)
Short-term borrowings	(5,820)	(4,694)	(1,126)
Long-term debt	(2)	928	(930)
Total interest expense	(9,139)	(2,465)	(6,674)
Net interest income	$1,641	$19,567	$(17,926)

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

The table below provides a breakout of the provision for credit losses by loan category for the six months ended June 30:

	2020		2019
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$6,549	17%	$2,542	37%
Real estate construction	654	2	405	6
Residential real estate	5,650	15	250	4
Commercial real estate	17,091	45	1,146	16
Loans to individuals	7,882	21	2,587	37
Total	$37,826	100%	$6,930	100%
The provision for credit losses for the six months ended June 30, 2020 increased in comparison to the six months ended June 30, 2019 by $30.9 million. The level of provision expense in the first six months of 2020 is primarily to build up the allowance for loan loss in order to provide for estimated credit risks related to the COVID-19 pandemic. Contributing to the higher provision in six months ended June 30, 2020 was $5.9 million in specific reserves related to loans for four commercial real estate borrowers that were placed on nonaccrual status during the first six months of 2020. Additionally, $22.3 million of the provision expense is attributable to higher qualitative reserves due to the uncertain economic environment, additional risks related to the large volume of consumer forbearances as of June 30, 2020 and consideration of the estimated probable losses incurred in certain loan categories that may be affected by COVID-19, such as hospitality and retail. Net charge-offs during the first six months of 2020 totaled $8.0 million.
The level of provision expense in the first six months of 2019 was primarily a result of $3.6 million in net charge-offs, a $0.9 million increase in specific reserves and growth in the loan portfolio.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The allowance for credit losses was $81.4 million, or 1.18%, of total loans outstanding and 1.25% of total originated loans outstanding at June 30, 2020, compared to $51.6 million, or 0.83%, and 0.90%, respectively, at December 31, 2019 and $51.1 million, or 0.85%, and 0.92%, respectively, at June 30, 2019. Nonperforming loans as a percentage of total loans increased to 0.81% at June 30, 2020 from 0.52% at December 31, 2019 and 0.59% as of June 30, 2019. The allowance to nonperforming loan ratio was 145.37%, 160.28% and 143.62% as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively.

Below is an analysis of the consolidated allowance for credit losses for the six months ended June 30, 2020 and 2019 and the year-ended December 31, 2019:

	June 30, 2020	June 30, 2019	December 31, 2019
	(dollars in thousands)
Balance, beginning of period	$51,637	$47,764	$47,764
Loans charged off:
Commercial, financial, agricultural and other	1,771	1,394	3,393
Real estate construction	—	—	—
Residential real estate	650	280	1,042
Commercial real estate	2,417	299	2,008
Loans to individuals	4,016	2,484	5,831
Total loans charged off	8,854	4,457	12,274
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	132	171	326
Real estate construction	26	84	158
Residential real estate	146	219	315
Commercial real estate	44	79	189
Loans to individuals	484	271	626
Total recoveries	832	824	1,614
Net credit losses	8,022	3,633	10,660
Provision charged to expense	37,826	6,930	14,533
Balance, end of period	$81,441	$51,061	$51,637

Noninterest Income
The following table presents the components of noninterest income for the six months ended June 30:

	2020	2019	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$4,220	$3,896	$324	8%
Service charges on deposit accounts	8,031	8,838	(807)	(9)
Insurance and retail brokerage commissions	3,826	3,975	(149)	(4)
Income from bank owned life insurance	3,416	2,868	548	19
Card-related interchange income	11,148	10,171	977	10
Swap fee income	823	1,213	(390)	(32)
Other income	3,487	3,491	(4)	—
Subtotal	34,951	34,452	499	1
Net securities gains	27	6	21	350
Gain on sale of mortgage loans	6,789	3,502	3,287	94
Gain on sale of other loans and assets	1,280	2,861	(1,581)	(55)
Derivatives mark to market	(1,962)	(43)	(1,919)	4,463
Total noninterest income	$41,085	$40,778	$307	1%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Total noninterest income, excluding net securities gains, gain on sale of mortgage loans, gain on sale of other loans and assets and derivatives mark to market for the six months ended June 30, 2020 increased $0.5 million, or 1%, compared to the six months ended June 30, 2019. Card-related interchange income increased $1.0 million due to growth in customer accounts and transactions, including $0.9 million attributable to accounts acquired in the Santander branch acquisition in the third quarter of 2019. Service charges on deposit accounts decreased $0.8 million, despite a $0.5 million increase attributable to the Santander branch acquisition. The lower level of service charge on deposit accounts is a result of customers maintaining higher deposit balances due to CARES Act stimulus and lower consumer spending during the second quarter of 2020.
Total noninterest income increased $0.3 million, or 1%, compared to the same period in the prior year. The most significant changes, other than the changes noted above, include a $3.3 million increase in gain on sale of mortgage loans as a result of growth in our mortgage lending area. The mark to market adjustment on interest rate swaps entered into for our commercial customers resulted in a decrease of $1.9 million in noninterest income compared to the prior year period. This adjustment does not reflect a realized loss on the swaps, but rather relates to change in fair value due to movements in corporate bond spreads and swap rates. The gain on sale of other loans and assets decreased $1.6 million due to a lower volume of loans being sold in the first six months of 2020 compared to the same period in 2019.
Noninterest Expense
The following table presents the components of noninterest expense for the six months ended June 30:

	2020	2019	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$58,750	$54,531	$4,219	8%
Net occupancy	9,370	9,357	13	—
Furniture and equipment	7,435	7,492	(57)	(1)
Data processing	5,063	5,163	(100)	(2)
Advertising and promotion	2,685	2,471	214	9
Pennsylvania shares tax	1,992	2,176	(184)	(8)
Intangible amortization	1,853	1,499	354	24
Collection and repossession	905	1,007	(102)	(10)
Other professional fees and services	1,818	1,786	32	2
FDIC insurance	761	1,129	(368)	(33)
Unfunded commitment reserve	(1,652)	231	(1,883)	(815)
Other operating	12,543	12,915	(372)	(3)
Subtotal	101,523	99,757	1,766	2
Loss on sale or write-down of assets	353	1,246	(893)	(72)
COVID-19 related	442	—	442	N/A
Litigation and operational losses	709	956	(247)	(26)
Total noninterest expense	$103,027	$101,959	$1,068	1%

Noninterest expense increased $1.1 million, or 1%, for the six months ended June 30, 2020 compared to the same period in 2019. Contributing to the higher expenses in 2020 is a $4.2 million increase in salaries and employee benefits as a result of a higher number of full-time equivalent employees, annual merit increases and a $1.6 million increase in hospitalization expense. The higher number of employees is primarily a result of the acquisition of 14 branches from Santander in September 2019 and continued expansion of our mortgage and commercial banking businesses. The Santander acquisition accounted for $1.8 million of the salaries and employee benefits increase. Partially offsetting these increases in salaries and employee benefit expense was the deferral of $0.6 million in salary and benefit costs related to the origination of approximately 4,900 PPP loans during the second quarter of 2020. Offsetting the increase in salaries and employee benefits was a $1.9 million decrease in unfunded commitment expense. This decrease is a result of updates made in the first quarter of 2020 to the probability of default and loss given default information incorporated into the calculation. FDIC insurance decreased $0.4 million in comparison to the prior period due to a $0.7 million assessment credit received as a result of the FDIC deposit insurance fund reaching the required minimum reserve ratio. Loss on sale or write-down of assets decreased $0.9 million due to a $0.5 million write-down on an OREO property in the first six months of 2019 with no similar activity in the current year.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Income Tax
The provision for income taxes decreased $6.6 million, or 52.0%, for the six months ended June 30, 2020, compared to the corresponding period in 2019.  The effective tax rate decreased 210 basis points, or 10.7%, primarily due to a $29.9 million decrease in income before income taxes offset by a $0.5 million increase in tax-free income from bank owned life insurance.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the six months ended June 30, 2020 and 2019.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an annual effective tax rate of 17.5% and 19.6% for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, our deferred tax assets totaled $16.0 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Net Income
For the three months ended June 30, 2020, First Commonwealth had net income of $23.9 million, or $0.24 diluted earnings per share, compared to net income of $27.3 million, or $0.28 diluted earnings per share, in the three months ended June 30, 2019. The decrease in net income was primarily the result of a $4.0 million increase in the provision for credit losses.
For the three months ended June 30, 2020, the Company’s return on average equity was 8.95% and its return on average assets was 1.06%, compared to 10.84% and 1.37%, respectively, for the three months ended June 30, 2019.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $67.0 million in the second quarter of 2020, compared to $67.6 million for the same period in 2019. This decrease was due to both growth in average interest earning assets of $961.8 million and a 46 basis points decrease in the net interest margin. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 75.4% for both the three months ended June 30, 2020 and 2019.
The net interest margin, on a fully taxable equivalent basis, was 3.29% and 3.75% for the three months ended June 30, 2020 and June 30, 2019, respectively. The decrease in the net interest margin is attributable to both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 3.70% for the three months ended June 30, 2020, a decrease of 88 basis points compared to the 4.58% yield for the same period in 2019. This is largely due to a decrease in the loan portfolio yield, which declined by 91 basis points when compared to the three months ended June 30, 2019. Contributing to this was a decrease in the Federal Funds target rate of 225 basis points in comparison to June 30, 2019.  While not fully reflected in the comparison of the periods presented, such decreases in rates have the effect of lowering yields on variable and adjustable rate loans, as well as, to a lesser extent, the cost of interest-bearing liabilities, and any additional rate decreases would be expected to have a similar effect. The yield on the investment portfolio decreased 50 basis points in comparison to the prior year. Also impacting the yield on loans was PPP loans originated under the CARES Act which have a stated rate of 1% and a yield of 2.7%. These loans increased the average balance of loans by $405.7 million for the second quarter of 2020 causing an 8 basis point decrease in the yield on loans and a 2 basis point decrease in the net interest margin. Investment portfolio purchases during the three months ended June 30, 2020 included only one $200 thousand debt security with a duration of approximately five years.
The cost of interest-bearing liabilities decreased to 0.59% for the three months ended June 30, 2020, from 1.11% for the same period in 2019, primarily due to a decrease in the cost of short-term borrowings and the cost of interest bearing deposits. Deposits acquired from the 3rd quarter 2019 acquisition of Santander branches as well as the portion of PPP loan proceeds still

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

remaining in customers deposit accounts contributed to a decline in average short-term borrowings of $421.7 million for the three months ended June 30, 2020 compared to the same period in 2019. Lower market interest rates resulted in the cost of interest-bearing deposits decreasing 53 basis points and short-term borrowings decreasing 210 basis points in comparison to the same period last year. Decreases in short term interest rates impacted the cost of long-term debt, decreasing the cost by 60 basis points.
For the three months ended June 30, 2020, changes in interest rates negatively impacted net interest income by $14.5 million when compared with the same period in 2019. The lower yield on interest-earning assets negatively impacted net interest income by $19.7 million, while the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $5.3 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $13.9 million in the three months ended June 30, 2020, as compared to the same period in 2019. Higher levels of interest-earning assets resulted in an increase of $12.6 million in interest income while changes in the volume of interest-bearing liabilities had a minimal impact on interest expense. Average earning assets for the three months ended June 30, 2020 increased $961.8 million, or 13.3%, compared to the same period in 2019. Average loans for the comparable period increased $828.6 million, or 13.9%. Loans acquired with of the Santander branch acquisition contributed $26.1 million to the increase in average loans during the third quarter 2019.
Net interest income also benefited from a $663.2 million increase in average net free funds at June 30, 2020 as compared to June 30, 2019. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $633.6 million, or 42.3%, in noninterest-bearing demand deposit average balances. Average time deposits for the three months ended June 30, 2020 decreased by $93.7 million at lower costs compared to the comparable period in 2019, decreasing interest expense by $0.4 million. Increases in market interest rates negatively impacted interest expense by $5.3 million, while changes in the mix of interest-bearing liabilities had a $1.3 million positive impact.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended June 30:

	2020	2019
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$74,981	$82,057
Adjustment to fully taxable equivalent basis	359	455
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	75,340	82,512
Interest expense	8,295	14,931
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$67,045	$67,581

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended June 30:

	2020			2019
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$166,282	$32	0.08%	$2,967	$46	6.22%
Tax-free investment securities	44,171	338	3.08	67,815	525	3.11
Taxable investment securities	1,201,822	6,606	2.21	1,208,250	8,207	2.72
Loans, net of unearned income (b)(c)(e)	6,777,883	68,364	4.06	5,949,332	73,734	4.97
Total interest-earning assets	8,190,158	75,340	3.70	7,228,364	82,512	4.58
Noninterest-earning assets:
Cash	94,223			89,020
Allowance for credit losses	(80,717)			(51,476)
Other assets	839,890			720,566
Total noninterest-earning assets	853,396			758,110
Total Assets	$9,043,554			$7,986,474
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,573,595	$254	0.06%	$1,270,135	$1,853	0.59%
Savings deposits (d)	2,994,607	2,507	0.34	2,506,881	3,692	0.59
Time deposits	776,892	2,925	1.51	870,603	3,732	1.72
Short-term borrowings	112,063	47	0.17	533,716	3,017	2.27
Long-term debt	233,819	2,562	4.41	211,087	2,637	5.01
Total interest-bearing liabilities	5,690,976	8,295	0.59	5,392,422	14,931	1.11
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,130,775			1,497,199
Other liabilities	150,254			87,429
Shareholders’ equity	1,071,549			1,009,424
Total noninterest-bearing funding sources	3,352,578			2,594,052
Total Liabilities and Shareholders’ Equity	$9,043,554			$7,986,474
Net Interest Income and Net Yield on Interest-Earning Assets		$67,045	3.29%		$67,581	3.75%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended June 30, 2020 and 2019.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended June 30, 2020 compared with June 30, 2019:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(14)	$2,533	$(2,547)
Tax-free investment securities	(187)	(183)	(4)
Taxable investment securities	(1,601)	(44)	(1,557)
Loans	(5,370)	10,267	(15,637)
Total interest income (b)	(7,172)	12,573	(19,745)
Interest-bearing liabilities:
Interest-bearing demand deposits	(1,599)	446	(2,045)
Savings deposits	(1,185)	717	(1,902)
Time deposits	(807)	(402)	(405)
Short-term borrowings	(2,970)	(2,386)	(584)
Long-term debt	(75)	284	(359)
Total interest expense	(6,636)	(1,341)	(5,295)
Net interest income	$(536)	$13,914	$(14,450)

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

The table below provides a breakout of the provision for credit losses by loan category for the three months ended June 30:

	2020		2019
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$(1,350)	(19)%	$1,161	41%
Real estate construction	360	5	195	7
Residential real estate	1,517	22	(42)	(1)
Commercial real estate	4,134	60	56	2
Loans to individuals	2,198	32	1,465	51
Total	$6,859	100%	$2,835	100%
The provision for credit losses for the three months ended June 30, 2020 increased in comparison to the three months ended June 30, 2019 by $4.0 million. The level of provision expense in the second quarter of 2020 is primarily a result of a $5.6 million increase in qualitative reserves due to the uncertain economic environment, additional risks related to the large volume of consumer forbearances and consideration of the estimated probable losses incurred in certain loan categories that may be affected by COVID-19, such as hospitality and retail. Offsetting these increases is a $2.9 million decrease in specific reserves due to the payoff of two commercial real estate relationships. Charge-offs for the three months ended June 30, 2020 were $4.5 million, of which $2.7 million was provided for in previous quarters.
The level of provision expense in the second quarter of 2019 was primarily due to $1.4 million in net charge-offs, a $0.5 million increase in specific reserves and growth in the loan portfolio.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended June 30, 2020 and 2019 and the year-ended December 31, 2019:

	6/30/2020	6/30/2019	12/31/2019
	(dollars in thousands)
Balance, beginning of period	$79,075	$49,653	$47,764
Loans charged off:
Commercial, financial, agricultural and other	1,285	385	3,393
Real estate construction	—	—	—
Residential real estate	73	99	1,042
Commercial real estate	2,151	—	2,008
Loans to individuals	1,397	1,369	5,831
Total loans charged off	4,906	1,853	12,274
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	51	84	326
Real estate construction	26	42	158
Residential real estate	71	114	315
Commercial real estate	—	38	189
Loans to individuals	265	148	626
Total recoveries	413	426	1,614
Net credit losses	4,493	1,427	10,660
Provision charged to expense	6,859	2,835	14,533
Balance, end of period	$81,441	$51,061	$51,637

Noninterest Income
The following table presents the components of noninterest income for the three months ended June 30:

	2020	2019	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,109	$1,970	$139	7%
Service charges on deposit accounts	3,286	4,593	(1,307)	(28)
Insurance and retail brokerage commissions	1,831	2,014	(183)	(9)
Income from bank owned life insurance	1,800	1,442	358	25
Card related interchange income	5,886	5,441	445	8
Swap fee income	609	820	(211)	(26)
Other income	1,680	1,786	(106)	(6)
Subtotal	17,201	18,066	(865)	(5)
Net securities gains	8	6	2	33
Gain on sale of mortgage loans	4,243	2,074	2,169	105
Gain on sale of other loans and assets	581	1,777	(1,196)	(67)
Derivatives mark to market	(221)	(17)	(204)	1,200
Total noninterest income	$21,812	$21,906	$(94)	—%

Total noninterest income for the three months ended June 30, 2020 decreased $0.1 million in comparison to the three months ended June 30, 2019. The most significant changes include a $2.2 million increase in the gain on sale of mortgage loans primarily due to growth in our mortgage lending area offset by a $1.2 million decrease in gain on sale of other loans and assets due to a decline in the volume of SBA loans sold during the quarter due to the focus on PPP loan orignation. Additionally, card-related interchange income increased $0.4 million as a result of the Santander branches, which were acquired on September 6,

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

2019. Service charges on deposits decreased $1.3 million for the three months ended due to customers maintaining higher deposit balances as a result of the CARES Act stimulus during the second quarter of 2020.
Noninterest Expense
The following table presents the components of noninterest expense for the three months ended June 30:

	2020	2019	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$28,773	$27,311	$1,462	5%
Net occupancy	4,397	4,441	(44)	(1)
Furniture and equipment	3,657	3,824	(167)	(4)
Data processing	2,596	2,619	(23)	(1)
Advertising and promotion	1,535	1,231	304	25
Pennsylvania shares tax	1,254	1,260	(6)	—
Intangible amortization	919	745	174	23
Collection and repossession	341	460	(119)	(26)
Other professional fees and services	920	1,032	(112)	(11)
FDIC insurance	733	555	178	32
Unfunded commitment reserve	887	612	275	45
Other operating	5,866	6,403	(537)	(8)
Subtotal	51,878	50,493	1,385	3
Loss on sale or write-down of assets	140	1,181	(1,041)	(88)
COVID-19 related	419	—	419	—
Litigation and operational losses	319	555	(236)	(43)
Total noninterest expense	$52,756	$52,229	$527	1%

Noninterest expense increased $0.5 million, or 1%, for the three months ended June 30, 2020 compared to the same period in 2019. Contributing to the higher expenses in 2020 is a $1.5 million increase in salaries and employee benefits as a result of a higher number of full-time equivalent employees due to the Santander branch acquisition in the third quarter of 2019, annual merit increases and a $1.0 million increase in hospitalization expense. Operating expenses related to the Santander branches, which were acquired on September 6, 2019, resulted in $1.8 million in noninterest expense during the second quarter of 2020. Offsetting this increase is a $1.0 million decrease in loss on sale or write-down of assets. This is primarily due to a $0.5 million write-down recognized on an OREO property in the second quarter of 2019 with no similar activity in 2020.
Income Tax
The provision for income taxes decreased $1.7 million for the three months ended June 30, 2020, compared to the corresponding period in 2019.  The effective tax rate decreased 230 basis points from 19.7% to 17.4% due to a $5.1 million decrease in income before income taxes offset by a $0.4 million increase in tax-free income from bank owned life insurance.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended June 30, 2020 and 2019.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first six months of 2020, the maturity and redemption of investment securities provided $167.3 million in liquidity. These funds contributed to the liquidity used to pay down short-term borrowings, originate loans, purchase investment securities and fund depositor withdrawals.

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
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of June 30, 2020, our maximum borrowing capacity under this program was $1.4 billion and as of that date there was $4.2 million outstanding with an average weighted rate of 0.94% and an average original term of 332 days. These deposits are part of a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At June 30, 2020, the borrowing capacity under this program totaled $805.4 million and there was no balance outstanding. As of June 30, 2020, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.5 billion and as of that date amounts used against this capacity included $56.6 million in outstanding borrowings and no outstanding letters of credit.
We also have available unused federal funds lines with six correspondent banks. These lines have an aggregate commitment of $180.0 million with no outstanding balance as of June 30, 2020. In addition, we have available unused repo lines with three correspondent banks. These lines have an aggregate commitment of $455.9 million with no outstanding balance as of June 30, 2020.
First Commonwealth Financial Corporation has an unsecured $20.0 million line of credit with another financial institution. As of June 30, 2020, there are no amounts outstanding on this line.
First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$2,288,299	$1,690,247
Interest-bearing demand deposits(a)	327,691	254,981
Savings deposits(a)	4,431,919	3,896,536
Time deposits	734,292	835,851
Total	$7,782,201	$6,677,615
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
During the first six months of 2020, total deposits increased $1.1 billion. Interest-bearing demand and savings deposits increased $608.1 million, noninterest-bearing demand deposits increased $598.1 million and time deposits decreased $101.6 million. The deposit increase is a result of elevated customer deposit balances from PPP loan proceeds and the deposit of Federal stimulus checks into our customers deposit accounts.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.51 and 0.80 at June 30, 2020 and December 31, 2019, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

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

The following is the gap analysis as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$551,035	$519,138	$949,394	$2,019,567	$3,358,984	$1,544,837
Investments	144,139	124,786	190,014	458,939	461,451	248,640
Other interest-earning assets	348,763	—	—	348,763	—	—
Total interest-sensitive assets (ISA)	1,043,937	643,924	1,139,408	2,827,269	3,820,435	1,793,477
Certificates of deposit	160,323	189,759	233,152	583,234	148,541	2,156
Other deposits	4,759,609	—	—	4,759,609	—	—
Borrowings	180,846	194	50,389	231,429	3,110	102,702
Total interest-sensitive liabilities (ISL)	5,100,778	189,953	283,541	5,574,272	151,651	104,858
Gap	$(4,056,841)	$453,971	$855,867	$(2,747,003)	$3,668,784	$1,688,619
ISA/ISL	0.20	3.39	4.02	0.51	25.19	17.10
Gap/Total assets	43.32%	4.85%	9.14%	29.33%	39.18%	18.03%

	December 31, 2019
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,818,183	$313,651	$494,467	$3,626,301	$2,052,952	$475,962
Investments	103,225	79,866	162,225	345,316	633,178	235,437
Other interest-earning assets	19,510	—	—	19,510	—	—
Total interest-sensitive assets (ISA)	2,940,918	393,517	656,692	3,991,127	2,686,130	711,399
Certificates of deposit	121,302	161,488	303,245	586,035	246,512	2,822
Other deposits	4,151,518	—	—	4,151,518	—	—
Borrowings	274,213	193	385	274,791	103,082	53,064
Total interest-sensitive liabilities (ISL)	4,547,033	161,681	303,630	5,012,344	349,594	55,886
Gap	$(1,606,115)	$231,836	$353,062	$(1,021,217)	$2,336,536	$655,513
ISA/ISL	0.65	2.43	2.16	0.80	7.68	12.73
Gap/Total assets	19.33%	2.79%	4.25%	12.29%	28.12%	7.89%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2020 ($)	$(6,288)	$(4,198)	$2,955	$5,583
June 30, 2020 (%)	(2.25)%	(1.50)%	1.06%	2.00%

December 31, 2019 ($)	$(12,540)	$(5,880)	$4,279	$8,032
December 31, 2019 (%)	(4.52)%	(2.12)%	1.54%	2.90%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2020 ($)	$(15,453)	$(11,213)	$10,018	$17,592
June 30, 2020 (%)	(5.54)%	(4.02)%	3.59%	6.31%

December 31, 2019 ($)	$(41,661)	$(21,604)	$12,259	$22,291
December 31, 2019 (%)	(15.02)%	(7.79)%	4.42%	8.04%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the six months ended June 30, 2020 and 2019, the cost of our interest-bearing liabilities averaged 0.72% and 1.09%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.97% and 4.57%, respectively.
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

On March 27, 2020, the CARES Act was signed into law, which provides banking organizations with optional, temporary relief from complying with Accounting Standards Update No. 2016-13, “Financial Instruments—Credit Losses,” Topic 326, “Measurement of Credit Losses on Financial Instruments” (“CECL”). The Company had planned to adopt CECL as of January 1, 2020, however, due to the uncertain economic conditions caused by the COVID-19 pandemic and the resulting volatility of economic forecasts, the Company elected to defer its adoption of CECL and has, therefore, calculated reserves for loan losses under the incurred loss method at June 30, 2020.
First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual impaired loans with a balance greater than $250 thousand, loss experience trends and other relevant factors.
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $2.9 million at June 30, 2020 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

the borrower, who could not obtain comparable terms from alternative financing sources. In the first six months of 2020, 16 loans totaling $0.5 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans decreased $2.5 million from December 31, 2019. Changes during the first six months of 2020 can be attributed to new restructurings in conjunction with bankruptcy offset by payments received on existing troubled debt restructured loans, including the $1.9 million payoff of a commercial loan relationship. Please refer to Note 8 “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications typically provide for the deferral of both principal and interest for 90 days. The CARES Act, along with a joint agency statement issued by banking regulators, provides that short-term modifications of up to 180 days made in response to COVID-19 do not need to be accounted for as a TDR. As of July 24, 2020, the Company has granted approximately 6,500 deferrals to its customers with aggregate principal balances of $1.4 billion. Payment deferrals granted on approximately 6,300 accounts or $1.2 billion in balances have expired as of July 24th, 2020. It is likely that some of these deferrals will be extended for an additional 90 days in order to provide support for certain COVID-19 impacted customers.

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
Nonperforming loans, including loans held for sale, increased $23.8 million to $56.0 million at June 30, 2020 compared to $32.2 million at December 31, 2019. During the six months ended June 30, 2020, $38.6 million of loans were moved to nonaccrual including the transfer of five commercial real estate relationships totaling $28.8 million and one commercial, financial, agricultural and other relationship totaling $5.5 million. Offsetting these additions was a $3.9 million payoff of a commercial real estate relationship, a $1.9 million payoff of a commercial, financial, agricultural and other relationship and a $2.3 million paydown of a commercial, financial, agricultural and other relationship.
The allowance for credit losses as a percentage of nonperforming loans was 145.37% as of June 30, 2020, compared to 160.28% at December 31, 2019, and 143.62% at June 30, 2019. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $6.9 million and general reserves of $74.5 million as of June 30, 2020. Specific reserves increased $4.5 million from December 31, 2019, and $4.4 million from June 30, 2019. The increase from both periods is primarily due to specific reserves of $5.9 million added on the $28.8 million in new commercial real estate nonaccrual loans. Offsetting this was a $0.9 million decrease in specific reserves related to commercial, financial, agricultural and other loans and an $0.8 million decrease related to commercial real estate loans due to the aforementioned payoffs. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at June 30, 2020.
Criticized loans totaled $125.4 million at June 30, 2020 and represented 1.8% of the loan portfolio. The level of criticized loans increased as of June 30, 2020 when compared to December 31, 2019, by $24.8 million, or 24.7%. Classified loans totaled $76.9 million at June 30, 2020 compared to $52.0 million at December 31, 2019, an increase of $24.9 million, or 47.8%. The increase in criticized loans is primarily the result of the aforementioned changes in nonperforming loans. Delinquency on accruing loans for the same period decreased $6.0 million, or 44.3%, the majority of which are residential real estate loans.
The allowance for credit losses was $81.4 million at June 30, 2020, or 1.18% of total loans outstanding, compared to 0.83% reported at December 31, 2019, and 0.85% at June 30, 2019. General reserves, or the portion of the allowance related to loans that were not specifically evaluated for impairment, as a percentage of non-impaired loans were 1.09% at June 30, 2020 compared to 0.80% at December 31, 2019 and 0.81% at June 30, 2019. General reserves as a percentage of non-impaired originated loans were 1.15% at June 30, 2020 compared to 0.87% at December 31, 2019 and 0.88% at June 30, 2019. The increase in the general reserve for both periods is reflective of higher qualitative reserves maintained at June 30, 2020 as a result of the COVID-19 pandemic. These reserves were increased in order to provide for risks related to the uncertain economic environment, the large volume of consumer forbearances granted as of June 30, 2020 as a result of COVID-19 as well as consideration of the probable losses incurred in certain loan categories, such as hospitality and retail.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	June 30,				December 31, 2019
	2020		2019
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$44,968		$15,665		$18,638
Loans held for sale on a nonaccrual basis	—		—		—
Troubled debt restructured loans on nonaccrual basis	3,600		10,914		6,037
Troubled debt restructured loans on accrual basis	7,455		8,975		7,542
Total nonperforming loans	$56,023		$35,554		$32,217
Loans past due 30 to 90 days and still accruing	$6,077		$10,030		$11,378
Loans past due in excess of 90 days and still accruing	$1,421		$2,656		$2,073
Other real estate owned	$1,634		$1,884		$2,228
Loans held for sale at end of period	$30,409		$16,036		$15,989
Portfolio loans outstanding at end of period	$6,922,075		$6,003,059		$6,189,148
Average loans outstanding	$6,516,854	(a)	$5,880,840	(a)	$5,987,398	(b)
Nonperforming loans as a percentage of total loans	0.81%		0.59%		0.52%
Provision for credit losses	$37,826	(a)	$6,930	(a)	$14,533	(b)
Allowance for credit losses	$81,441		$51,061		$51,637
Net charge-offs	$8,022	(a)	$3,633	(a)	$10,660	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.25%		0.12%		0.18%
Provision for credit losses as a percentage of net charge-offs	471.53%	(a)	190.75%	(a)	136.33%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	1.18%		0.85%		0.83%
Allowance for credit losses as a percentage of end-of-period loans outstanding, excluding PPP loans (c)	1.28%		0.85%		0.83%
Allowance for credit losses on originated loans as a percentage of end-of-period originated loans outstanding	1.22%		0.92%		0.90%
Allowance for credit losses on originated loans as a percentage of end-of-period originated loans outstanding, excluding PPP loans	1.34%		0.92%		0.90%
Allowance for credit losses as a percentage of nonperforming loans (d)	145.37%		143.62%		160.28%

(a)For the six-month period ended.
(b)For the twelve-month period ended.
(c)Does not include loans held for sale.
(d)Does not include nonperforming loans held for sale.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,773,099	26%	$1,241,853	20%
Real estate construction	416,329	6	449,039	7
Residential real estate	1,723,288	25	1,681,362	27
Commercial real estate	2,224,710	32	2,117,519	34
Loans to individuals	784,649	11	699,375	12
Total loans and leases net of unearned income	$6,922,075	100%	$6,189,148	100%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

During the six months ended June 30, 2020, loans increased $732.9 million, or 11.8%, compared to balances outstanding at December 31, 2019. All loan categories, except real estate construction, reflect growth for the six months ended June 30, 2020, with commercial real estate, loans to individuals and commercial, financial, agricultural and other providing a majority of the growth.
Commercial, financial, agricultural and other loans increased $531.2 million, or 42.8%, due to the origination of $570.9 million in PPP loans for small businesses who meet the necessary eligibility requirements. PPP loans are 100% guaranteed by the SBA under the CARES Act and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the PPP requirements. Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans. These loans carry a fixed rate of 1.00% and currently yield 2.7% after considering origination fees and costs. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of loan. The loans are for a term of two years, if not forgiven, in whole or in part and payments are deferred for the first six months of the loan. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liability to the Company associated with participation in the program that cannot be determined at this time.
Real estate construction loans decreased $32.7 million, or 7.3%, primarily due to the completion of construction projects converting to commercial real estate loans. Residential real estate grew $41.9 million, or 2.5%, primarily due to originations of closed-end 1-4 family mortgage loans. Commercial real estate loans increased $107.2 million, or 5.1%, primarily due to construction real estate loans that converted to permanent loans. Loans to individuals increased $85.3 million, or 12.2%, as a result of growth in the indirect auto and recreational vehicle portfolio of $97.5 million offset by a decrease in other consumer loans of $12.2 million.
As indicated in the table below, commercial, financial, agricultural and other, residential real estate and commercial real estate loans represented a significant portion of the nonperforming loans as of June 30, 2020. See discussions related to the provision for credit losses and loans for more information.

	For the Six Months Ended June 30, 2020			As of June 30, 2020
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,639	20.43%	0.05%	$9,713	17.34%	0.14%
Real estate construction	(26)	(0.32)	—	308	0.55	—
Residential real estate	504	6.28	0.02	11,531	20.58	0.17
Commercial real estate	2,373	29.58	0.07	33,985	60.66	0.49
Loans to individuals	3,532	44.03	0.11	486	0.87	0.01
Total loans, net of unearned income	$8,022	100.00%	0.25%	$56,023	100.00%	0.81%
Net charge-offs for the six months ended June 30, 2020 totaled $8.0 million, compared to $3.6 million for the six months ended June 30, 2019. The most significant charge-offs during the six months ended June 30, 2020 included $1.0 million in charge-offs related to two commercial, financial, agricultural and other loan relationships and a $2.2 million charge-off related to a commercial real estate loan relationship as well as $3.5 million in net charge-offs related to loans to individuals, primarily indirect auto loans and personal credit lines. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At June 30, 2020, shareholders’ equity was $1.1 billion, an increase of $20.0 million from December 31, 2019. The increase was primarily the result of $28.6 million in net income, $2.4 million in treasury stock sales and an increase of $15.9 million in the fair value of available for sale investments. These increases were partially offset by $21.6 million of dividends paid to shareholders and $5.2 million of common stock repurchases. Cash dividends declared per common share were $0.22 and $0.20 for the six months ended June 30, 2020 and 2019, respectively.
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
As of June 30, 2020, the Company has originated $570.9 million in PPP loans under the CARES Act. Because these loans are 100% guaranteed by the SBA, banking regulators confirmed that they have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from average total assets when calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. The PPP loans originated by the Company are included in our leverage ratio as of June 30, 2020, as we did not utilize the PPP Facility
As of June 30, 2020, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and was considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$989,978	14.40%	$721,630	10.50%	$687,267	10.00%
First Commonwealth Bank	954,739	13.92	720,060	10.50	685,771	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$807,280	11.75%	$584,177	8.50%	$549,814	8.00%
First Commonwealth Bank	772,041	11.26	582,906	8.50	548,617	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$807,280	9.28%	$347,900	4.00%	$434,874	5.00%
First Commonwealth Bank	772,041	8.90	347,151	4.00	433,938	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$737,280	10.73%	$481,087	7.00%	$446,724	6.50%
First Commonwealth Bank	772,041	11.26	480,040	7.00	445,751	6.50
On July 28, 2020, First Commonwealth Financial Corporation declared a quarterly dividend of $0.11 per share payable on August 21, 2020 to shareholders of record as of August 7, 2020. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
On March 4, 2019, a share repurchase program was authorized by the Board of Directors for up to an additional $25.0 million in shares of the Company's common stock. As of June 30, 2020, 761,558 common shares were repurchased at an average price

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

of $12.30 per share. In March 2020, as a result of the COVID-19 pandemic, the Company temporarily suspended the share repurchase program.
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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 7, 2020	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: August 7, 2020	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer