Form 10-Q
period 2020-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2020-11-06
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of November 5, 2020, was 96,132,751.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

	September 30, 2020	December 31, 2019
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$97,060	$102,346
Interest-bearing bank deposits	283,037	19,510
Securities available for sale, at fair value	908,236	902,292
Securities held to maturity, at amortized cost (Fair value of $276,988 and $338,718 at September 30, 2020 and December 31,2019, respectively)	268,638	337,123
Other investments	12,966	16,761
Loans held for sale	37,998	15,989
Loans:
Portfolio loans	6,949,716	6,189,148
Allowance for credit losses	(88,307)	(51,637)
Net loans	6,861,409	6,137,511
Premises and equipment, net(1)	128,041	137,268
Other real estate owned	1,079	2,228
Goodwill	303,328	303,328
Amortizing intangibles, net	14,095	16,366
Bank owned life insurance	224,660	220,723
Other assets	148,819	97,328
Total assets	$9,289,366	$8,308,773
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,301,821	$1,690,247
Interest-bearing	5,402,086	4,987,368
Total deposits	7,703,907	6,677,615
Short-term borrowings	122,356	201,853
Subordinated debentures	170,572	170,450
Other long-term debt	56,424	56,917
Capital lease obligation	6,494	6,815
Total long-term debt	233,490	234,182
Other liabilities	156,782	139,458
Total liabilities	8,216,535	7,253,108
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued at September 30, 2020 and December 31, 2019, and 96,924,781 and 98,311,840 shares outstanding at September 30, 2020 and December 31, 2019, respectively	113,915	113,915
Additional paid-in capital	494,682	493,737
Retained earnings	592,704	577,348
Accumulated other comprehensive income, net	19,111	5,579
Treasury stock (16,990,121 and 15,603,062 shares at September 30, 2020 and December 31, 2019, respectively)	(147,581)	(134,914)
Total shareholders’ equity	1,072,831	1,055,665
Total liabilities and shareholders’ equity	$9,289,366	$8,308,773
(1)September 30, 2020 balance includes $2.6 million in available for sale assets as a result of the branch consolidation initiative.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$67,474	$74,714	$207,290	$218,524
Interest and dividends on investments:
Taxable interest	5,598	6,995	19,064	22,871
Interest exempt from federal income taxes	268	398	850	1,231
Dividends	159	387	536	1,419
Interest on bank deposits	94	81	163	181
Total interest income	73,593	82,575	227,903	244,226
Interest Expense
Interest on deposits	4,621	9,846	18,756	27,298
Interest on short-term borrowings	35	1,620	670	8,075
Interest on subordinated debentures	2,146	2,232	6,434	6,930
Interest on other long-term debt	356	362	1,065	656
Interest on lease obligations	66	70	199	210
Total interest expense	7,224	14,130	27,124	43,169
Net Interest Income	66,369	68,445	200,779	201,057
Provision for credit losses	11,212	2,708	49,038	9,638
Net Interest Income after Provision for Credit Losses	55,157	65,737	151,741	191,419
Noninterest Income
Net securities gains	20	9	47	15
Trust income	2,554	2,325	6,774	6,221
Service charges on deposit accounts	4,035	4,954	12,066	13,792
Insurance and retail brokerage commissions	2,156	1,912	5,982	5,887
Income from bank owned life insurance	1,547	1,540	4,963	4,408
Gain on sale of mortgage loans	6,437	2,599	13,226	6,101
Gain on sale of other loans and assets	1,871	970	3,151	3,831
Card-related interchange income	6,441	5,629	17,589	15,800
Derivatives mark to market	(160)	(45)	(2,122)	(88)
Swap fee income	41	421	864	1,634
Other income	1,827	1,865	5,314	5,356
Total noninterest income	26,769	22,179	67,854	62,957
Noninterest Expense
Salaries and employee benefits	28,823	28,674	87,573	83,205
Net occupancy	4,609	4,521	13,979	13,878
Furniture and equipment	4,033	3,904	11,468	11,396
Data processing	2,741	2,825	7,804	7,988
Advertising and promotion	1,115	1,140	3,800	3,611
Pennsylvania shares tax	1,254	1,189	3,246	3,365
Intangible amortization	939	865	2,792	2,364
Other professional fees and services	937	969	2,755	2,755
FDIC insurance	876	35	1,637	1,164
Loss on sale or write-down of assets	63	152	416	1,398
Litigation and operational losses	329	308	1,038	1,264
Merger and acquisition related	—	3,738	—	3,772
COVID-19 related	125	—	567	—
Voluntary early retirement	3,304	—	3,304	—
Branch consolidation	2,544	—	2,544	—
Other operating	6,555	6,577	18,351	20,696
Total noninterest expense	58,247	54,897	161,274	156,856
Income Before Income Taxes	23,679	33,019	58,321	97,520
Income tax provision	4,493	6,375	10,557	19,007
Net Income	$19,186	$26,644	$47,764	$78,513
Average Shares Outstanding	97,917,096	98,267,229	97,990,749	98,363,539
Average Shares Outstanding Assuming Dilution	98,160,143	98,547,898	98,224,506	98,615,787
Per Share Data: Basic Earnings per Share	$0.20	$0.27	$0.49	$0.80
Diluted Earnings per Share	$0.20	$0.27	$0.49	$0.80
Cash Dividends Declared per Common Share	$0.11	$0.10	$0.33	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net Income	$19,186	$26,644	$47,764	$78,513
Other comprehensive (loss) income, before tax benefit (expense):
Unrealized holding (losses) gains on securities arising during the period	(3,256)	3,152	22,069	22,055
Less: reclassification adjustment for gains on securities included in net income	(20)	(9)	(47)	(15)
Unrealized holding gains (losses) on derivatives arising during the period	225	(124)	(4,892)	9
Total other comprehensive (loss) income, before tax benefit (expense)	(3,051)	3,019	17,130	22,049
Income tax benefit (expense) related to items of other comprehensive (loss) income	640	(635)	(3,598)	(4,631)
Total other comprehensive (loss) income	(2,411)	2,384	13,532	17,418
Comprehensive Income	$16,775	$29,028	$61,296	$95,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2019	98,311,840	$113,915	$493,737	$577,348	$5,579	$(134,914)	$1,055,665
Net income				47,764			47,764
Other comprehensive income					13,532		13,532
Cash dividends declared ($0.33 per share)				(32,408)			(32,408)
Treasury stock acquired	(1,638,812)					(14,373)	(14,373)
Treasury stock reissued	158,453		458	—		1,358	1,816
Restricted stock	93,300	—	487	—		348	835
Balance at September 30, 2020	96,924,781	$113,915	$494,682	$592,704	$19,111	$(147,581)	$1,072,831

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2018	98,518,668	$113,915	$492,273	$511,409	$(11,341)	$(130,867)	$975,389
Net income				78,513			78,513
Other comprehensive income					17,418		17,418
Cash dividends declared ($0.30 per share)				(29,562)			(29,562)
Treasury stock acquired	(482,608)					(6,200)	(6,200)
Treasury stock reissued	205,021		1,014	—		1,729	2,743
Restricted stock	78,000	—	450	—		279	729
Balance at September 30, 2019	98,319,081	$113,915	$493,737	$560,360	$6,077	$(135,059)	$1,039,030

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at June 30, 2020	98,132,697	$113,915	$494,682	$584,312	$21,522	$(138,726)	$1,075,705
Net income				19,186			19,186
Other comprehensive loss					(2,411)		(2,411)
Cash dividends declared ($0.11 per share)				(10,794)			(10,794)
Treasury stock acquired	(1,207,916)					(9,153)	(9,153)
Treasury stock reissued	—		—	—		—	—
Restricted stock	—	—	—	—		298	298
Common stock issued	—	—	—				—
Balance at September 30, 2020	96,924,781	$113,915	$494,682	$592,704	$19,111	$(147,581)	$1,072,831

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at June 30, 2019	98,499,937	$113,915	$493,737	$543,566	$3,693	$(133,080)	$1,021,831
Net income				26,644			26,644
Other comprehensive income					2,384		2,384
Cash dividends declared ($0.10 per share)				(9,850)			(9,850)
Treasury stock acquired	(180,856)		—			(2,240)	(2,240)
Treasury stock reissued	—		—	—		—	—
Restricted stock	—	—	—	—		261	261
Common stock issuance	—	—	—	—			—
Balance at September 30, 2019	98,319,081	$113,915	$493,737	$560,360	$6,077	$(135,059)	$1,039,030

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Operating Activities	(dollars in thousands)
Net income	$47,764	$78,513
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	49,038	9,638
Deferred tax (benefit) expense	(5,059)	2,613
Depreciation and amortization	8,676	7,777
Net gains on securities and other assets	(12,608)	(8,545)
Net amortization of premiums and discounts on securities	4,662	2,871
Income from increase in cash surrender value of bank owned life insurance	(4,699)	(4,405)
Increase in interest receivable	(13,105)	(110)
Mortgage loans originated for sale	(287,196)	(178,911)
Proceeds from sale of mortgage loans	281,424	173,961
Increase in interest payable	575	1,180
Decrease in income taxes payable	(536)	(556)
Other-net	1,888	(7,193)
Net cash provided by operating activities	70,824	76,833
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	76,841	35,163
Purchases	(9,621)	(200)
Transactions with securities available for sale:
Proceeds from maturities and redemptions	272,544	134,453
Purchases	(282,461)	(17,401)
Purchases of FHLB stock	(21,903)	(29,538)
Proceeds from the redemption of FHLB stock	25,698	50,103
Proceeds from bank owned life insurance	1,147	—
Proceeds from sale of loans	25,534	28,098
Proceeds from sale of other assets	4,875	5,390
Acquisition, net of cash acquired	—	332,465
Net increase in loans	(798,377)	(256,168)
Purchases of premises and equipment and other assets	(6,570)	(14,060)
Net cash (used in) provided by investing activities	(712,293)	268,305
Financing Activities
Net decrease in federal funds purchased	—	(4,000)
Net decrease in other short-term borrowings	(79,497)	(634,088)
Net increase in deposits	1,026,580	308,976
Repayments of other long-term debt	(493)	(473)
Repayments of capital lease obligation	(321)	(300)
Proceeds from issuance of other long-term debt	—	50,000
Dividends paid	(32,408)	(29,562)
Proceeds from reissuance of treasury stock	222	211
Purchase of treasury stock	(14,373)	(6,200)
Net cash provided by (used in) financing activities	899,710	(315,436)
Net increase in cash and cash equivalents	258,241	29,702
Cash and cash equivalents at January 1	121,856	98,947
Cash and cash equivalents at September 30	$380,097	$128,649

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
The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year of 2020. These interim financial statements should be read in conjunction with First Commonwealth’s 2019 Annual Report on Form 10-K.

Note 2 Acquisition
Santander Branch Acquisition
On September 6, 2019, the Company's banking subsidiary, First Commonwealth Bank, completed its acquisition of 14 full service branches from Santander Bank N.A. ("Santander") receiving $329.5 million in cash. This acquisition further expands the Company's market into State College, Lock Haven, Williamsport and Lewisburg, Pennsylvania and included the purchase of $101.2 million in loans and $471.4 million in deposits.
The table below summarizes the final purchase price allocation and the net assets acquired (at fair value) and consideration transferred in connection with the Santander acquisition (dollars in thousands):

Consideration received
Cash received	$329,533
Total consideration received		$329,533

Fair Value of Assets Acquired
Cash and cash equivalents	2,935
Loans	99,956
Premises and other equipment	3,637
Core deposit intangible	5,615
Other assets	770
Total assets acquired	112,913

Fair Value of Liabilities Assumed
Deposits	471,386
Other Liabilities	186
Total liabilities assumed	471,572

Total Fair Value of Identifiable Net Assets		(358,659)
Goodwill		$29,126

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
The goodwill of $29.1 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with the branches acquired from Santander. The goodwill for this transaction is expected to be deducted over a 15-year period for income tax purposes.
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

	For the Nine Months Ended September 30,
	2020			2019
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$22,069	$(4,635)	$17,434	$22,055	$(4,632)	$17,423
Reclassification adjustment for gains on securities included in net income	(47)	10	(37)	(15)	3	(12)
Total unrealized gains on securities	22,022	(4,625)	17,397	22,040	(4,629)	17,411
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(4,892)	1,027	(3,865)	9	(2)	7
Reclassification adjustment for losses on derivatives included in net income	—	—	—	—	—	—
Total unrealized (losses) gains on derivatives	(4,892)	1,027	(3,865)	9	(2)	7
Total other comprehensive income	$17,130	$(3,598)	$13,532	$22,049	$(4,631)	$17,418

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,
	2020			2019
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(3,256)	$684	$(2,572)	$3,152	$(663)	$2,489
Reclassification adjustment for gains on securities included in net income	(20)	4	(16)	(9)	2	(7)
Total unrealized (losses) gains on securities	(3,276)	688	(2,588)	3,143	(661)	2,482
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	225	(48)	177	(124)	26	(98)
Reclassification adjustment for losses on derivatives included in net income	—	—	—	—	—	—
Total unrealized gains (losses) on derivatives	225	(48)	177	(124)	26	(98)
Total other comprehensive (loss) income	$(3,051)	$640	$(2,411)	$3,019	$(635)	$2,384

The following table details the change in components of OCI for the nine months ended September 30:

	2020				2019
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$4,580	$365	$634	$5,579	$(11,697)	$461	$(105)	$(11,341)
Other comprehensive income before reclassification adjustment	17,434	—	(3,865)	13,569	17,423	—	7	17,430
Amounts reclassified from accumulated other comprehensive (loss) income	(37)	—	—	(37)	(12)	—	—	(12)
Net other comprehensive income during the period	17,397	—	(3,865)	13,532	17,411	—	7	17,418
Balance at September 30	$21,977	$365	$(3,231)	$19,111	$5,714	$461	$(98)	$6,077

The following table details the change in components of OCI for the three months ended September 30:

	2020				2019
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at June 30	$24,565	$365	$(3,408)	$21,522	$3,232	$461	$—	$3,693
Other comprehensive (loss) income before reclassification adjustment	(2,572)	—	177	(2,395)	2,489	—	(98)	2,391
Amounts reclassified from accumulated other comprehensive (loss) income	(16)	—	—	(16)	(7)	—	—	(7)
Net other comprehensive (loss) income during the period	(2,588)	—	177	(2,411)	2,482	—	(98)	2,384
Balance at September 30	$21,977	$365	$(3,231)	$19,111	$5,714	$461	$(98)	$6,077

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the nine months ended September 30:

	2020	2019
	(dollars in thousands)
Cash paid during the period for:
Interest	$26,687	$42,195
Income taxes	16,207	16,994
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	3,206	2,754
Loans transferred from held to maturity to held for sale	27,391	21,620
Loans transferred from available for sale to held to maturity	1,908	—
Gross increase in market value adjustment to securities available for sale	22,022	22,041
Gross (decrease) increase in market value adjustment to derivatives	(4,892)	9
Investments committed to purchase, not settled	22,644	—
Noncash treasury stock reissuance	1,594	2,531
Net (liabilities) assets acquired through acquisition	—	(361,895)
Proceeds from death benefit on bank owned life insurance not received	(384)	486

Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average common shares issued	113,914,902	113,914,902	113,914,902	113,914,902
Average treasury stock shares	(15,821,469)	(15,496,941)	(15,761,114)	(15,396,215)
Average deferred compensation shares	(45,454)	(37,411)	(41,790)	(37,411)
Average unearned nonvested shares	(130,883)	(113,321)	(121,249)	(117,737)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	97,917,096	98,267,229	97,990,749	98,363,539
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	197,545	243,258	188,255	214,837
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	45,502	37,411	45,502	37,411
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	98,160,143	98,547,898	98,224,506	98,615,787
Per Share Data: Basic Earnings per Share	$0.20	$0.27	$0.49	$0.80
Diluted Earnings per Share	$0.20	$0.27	$0.49	$0.80
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the nine months ended September 30 because to do so would have been antidilutive.

	2020			2019
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	110,068	$13.72	$15.44	95,054	$12.99	$15.44
Restricted Stock Units	102,844	$12.43	$15.37	24,782	$16.62	$16.62

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
The following table identifies the notional amount of those instruments at:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,080,476	$1,981,275
Financial standby letters of credit	13,879	16,630
Performance standby letters of credit	17,914	23,293
Commercial letters of credit	470	783

The notional amounts outstanding as of September 30, 2020 include amounts issued in 2020 of $245 thousand in performance standby letters of credit and $641 thousand in financial standby letters of credit. There were no commercial letters of credit issued in 2020. A liability of $0.1 million has been recorded as of both September 30, 2020 and December 31, 2019, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $3.4 million and $4.5 million as of September 30, 2020 and December 31, 2019, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2020, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
First Commonwealth Bank was named a defendant in an action that commenced on October 14, 2020 in the Court of Common Pleas of Allegheny County, Pennsylvania. The plaintiffs allege that the Bank violated the Pennsylvania Commercial Code by failing to provide accurate and complete notices of repossession and post-sale notices to certain Pennsylvania customers whose motor vehicles were repossessed and later sold at public sales. Plaintiffs seek to pursue the action as a statewide class action on behalf of themselves and other allegedly similarly situated defaulting borrowers who had their motor vehicles repossessed and seeks to recover statutory damages. The Bank intends to vigorously defend the plaintiffs’ claims and any request for class

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certification. The plaintiffs have not made any formal or specific financial demand and due to the preliminary status of this case any possible loss cannot be reasonably estimated at this time and is not included in the range set forth in the preceding paragraph.
Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	September 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$6,778	$763	$—	$7,541	$7,745	$596	$—	$8,341
Mortgage-Backed Securities – Commercial	209,175	9,377	—	218,552	186,316	2,983	(166)	189,133
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	527,570	15,977	(4)	543,543	660,777	4,113	(2,943)	661,947
Other Government-Sponsored Enterprises	100,993	2	(2)	100,993	1,000	—	—	1,000
Obligations of States and Political Subdivisions	12,965	208	(6)	13,167	17,738	171	—	17,909
Corporate Securities	22,935	1,505	—	24,440	22,919	1,043	—	23,962
Total Securities Available for Sale	$880,416	$27,832	$(12)	$908,236	$896,495	$8,906	$(3,109)	$902,292

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2020, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$104,991	$105,041
Due after 1 but within 5 years	20,225	21,260
Due after 5 but within 10 years	7,127	7,749
Due after 10 years	4,550	4,550
	136,893	138,600
Mortgage-Backed Securities (a)	743,523	769,636
Total Debt Securities	$880,416	$908,236

(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $216.0 million and a fair value of $226.1 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $527.6 million and a fair value of $543.5 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the nine months ended September 30:

	2020	2019
	(dollars in thousands)
Proceeds from sales	$—	$—
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	—	—
	—	—
Maturities
Gross gains	47	15
Gross losses	—	—
	47	15
Net gains and impairment	$47	$15
Securities available for sale with an estimated fair value of $865.1 million and $584.8 million were pledged as of September 30, 2020 and December 31, 2019, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	September 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,937	$151	$—	$3,088	$3,392	$57	$—	$3,449
Mortgage-Backed Securities- Commercial	41,334	1,537	—	42,871	51,291	18	(184)	51,125
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	171,100	5,646	(19)	176,727	229,667	1,377	(294)	230,750
Mortgage-Backed Securities – Commercial	10,334	375	—	10,709	12,081	67	—	12,148
Obligations of States and Political Subdivisions	42,133	661	(1)	42,793	40,092	554	—	40,646
Debt Securities Issued by Foreign Governments	800	—	—	800	600	—	—	600
Total Securities Held to Maturity	$268,638	$8,370	$(20)	$276,988	$337,123	$2,073	$(478)	$338,718
The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$4,949	$4,974
Due after 1 but within 5 years	11,195	11,310
Due after 5 but within 10 years	19,760	20,232
Due after 10 years	7,029	7,077
	42,933	43,593
Mortgage-Backed Securities (a)	225,705	233,395
Total Debt Securities	$268,638	$276,988
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $44.3 million and a fair value of $46.0 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $181.4 million and a fair value of $187.4 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $257.6 million and $306.8 million were pledged as of September 30, 2020 and December 31, 2019, respectively, to secure public deposits and for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2020 and December 31, 2019, our FHLB stock totaled $11.3 million and $15.1 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and nine months ended September 30, 2020.
As of both September 30, 2020 and December 31, 2019, "Other investments" also includes $1.7 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the nine-months ended September 30, 2020 and 2019, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
Impairment of Investment Securities
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit-related other-than-temporary impairment on debt securities is recognized in earnings, while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the nine months ended September 30, 2020 and 2019, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at September 30, 2020 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	$10,777	$(23)	$—	$—	$10,777	$(23)
Other Government-Sponsored Enterprises	998	(2)	—	—	998	(2)
Obligations of States and Political Subdivisions	2,207	(7)	—	—	2,207	(7)
Total Securities	$13,982	$(32)	$—	$—	$13,982	$(32)

At September 30, 2020, fixed income securities issued by U.S. Government-sponsored enterprises comprised 78% of total unrealized losses due to changes in market interest rates. At September 30, 2020, there are ten debt securities in an unrealized loss position.

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
As of September 30, 2020, our corporate securities had an amortized cost and an estimated fair value of $22.9 million and $24.4 million, respectively. As of December 31, 2019, our corporate securities had an amortized cost and estimated fair value of $22.9 million and $24.0 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were no corporate securities in an unrealized loss position as of both September 30, 2020 and December 31, 2019. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.

Note 8 Loans and Allowance for Credit Losses
1The following table provides outstanding balances related to each of our loan types:

	September 30, 2020			December 31, 2019
	Originated	Acquired	Total	Originated	Acquired	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,711,614	$25,122	$1,736,736	$1,212,026	$29,827	$1,241,853
Real estate construction	450,589	2,400	452,989	442,777	6,262	449,039
Residential real estate	1,534,949	209,071	1,744,020	1,415,808	265,554	1,681,362
Commercial real estate	2,088,217	127,094	2,215,311	1,958,346	159,173	2,117,519
Loans to individuals	790,471	10,189	800,660	685,416	13,959	699,375
Total loans	$6,575,840	$373,876	$6,949,716	$5,714,373	$474,775	$6,189,148
In the table above, originated Commercial, financial, agricultural and other loans at September 30, 2020 includes $573.5 million in Paycheck Protection Program ("PPP") loans for small businesses who meet the necessary eligibility requirements. PPP loans are 100% guaranteed by the Small Business Administration ("SBA") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the PPP requirements. Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liability to the Company associated with participation in the program.
Credit Quality Information
As part of the on-going monitoring of credit quality within the loan portfolio, the following credit worthiness categories are used in grading our loans:

Pass	Acceptable levels of risk exist in the relationship. Includes all loans not classified as OAEM, substandard or doubtful.
1

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
The following tables represent our credit risk profile by creditworthiness:

	September 30, 2020
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated loans
Pass	$1,649,458	$450,513	$1,527,225	$1,977,234	$790,222	$6,394,652
Non-Pass
OAEM	37,033	22	915	69,450	—	107,420
Substandard	25,123	54	6,809	41,533	249	73,768
Doubtful	—	—	—	—	—	—
Total Non-Pass	62,156	76	7,724	110,983	249	181,188
Total	$1,711,614	$450,589	$1,534,949	$2,088,217	$790,471	$6,575,840

Acquired loans
Pass	$23,405	$1,588	$207,233	$123,703	$10,178	$366,107
Non-Pass
OAEM	196	504	511	136	—	1,347
Substandard	1,521	308	1,327	3,255	11	6,422
Doubtful	—	—	—	—	—	—
Total Non-Pass	1,717	812	1,838	3,391	11	7,769
Total	$25,122	$2,400	$209,071	$127,094	$10,189	$373,876

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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of September 30, 2020. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of September 30, 2020 and December 31, 2019. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	September 30, 2020
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated loans
Commercial, financial, agricultural and other	$1,978	$67	$17	$4,389	$6,451	$1,705,163	$1,711,614
Real estate construction	—	—	—	54	54	450,535	450,589
Residential real estate	2,022	1,554	458	5,960	9,994	1,524,955	1,534,949
Commercial real estate	517	122	—	30,112	30,751	2,057,466	2,088,217
Loans to individuals	1,986	902	725	247	3,860	786,611	790,471
Total	$6,503	$2,645	$1,200	$40,762	$51,110	$6,524,730	$6,575,840

Acquired loans
Commercial, financial, agricultural and other	$38	$—	$—	$74	$112	$25,010	$25,122
Real estate construction	—	—	—	308	308	2,092	2,400
Residential real estate	397	459	—	1,262	2,118	206,953	209,071
Commercial real estate	—	136	—	233	369	126,725	127,094
Loans to individuals	34	47	49	11	141	10,048	10,189
Total	$469	$642	$49	$1,888	$3,048	$370,828	$373,876

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

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications typically provide for the deferral of both principal and interest for 90 days. The CARES Act, along with a joint agency statement issued by banking regulators, provides that short-term modifications, meeting certain

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

criteria and in response to COVID-19, do not need to be accounted for as a troubled debt restructured loans. Additionally, short-term loan modifications that are not accounted for as a troubled debt restructured loan, in accordance with the CARES Act, would remain classified as current during the deferral period and therefore are not reflected in the past due loan tables provided on the prior page. During the first and second quarters of 2020, the Company granted approximately 6,500 short-term loan modifications to its customers with aggregate principal balances of $1.4 billion. Most of these deferrals were for a 90-day period, which expired during the second and third quarters. Additional 90-day payment deferrals were granted to 136 customers with aggregate principal balances of $244.1 million during the second and third quarters. As of September 30, 2020, the balance of loans in deferral status had fallen to $65.4 million. It is likely that some customers that are no longer in the deferral period will be granted an additional 90 day deferral in order to provide support for the continued impact of COVID-19. The decision to grant an additional forbearance will be credit driven and will be based on a complete evaluation of the customer's financial circumstances.
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
At September 30, 2020 and December 31, 2019, there were no impaired loans held for sale. During the nine months ended September 30, 2020, there were no gains recognized on the sale of impaired loans. During the nine months ended September 30, 2019, there were $0.4 million in gains recognized on the sale of impaired loans.
The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of September 30, 2020 and December 31, 2019. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	September 30, 2020			December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Originated loans:
With no related allowance recorded:
Commercial, financial, agricultural and other	$795	$987		$1,848	$6,997
Real estate construction	54	53		—	—
Residential real estate	9,962	11,965		10,372	12,437
Commercial real estate	14,228	14,523		3,015	3,210
Loans to individuals	495	808		406	640
Subtotal	25,534	28,336		15,641	23,284
With an allowance recorded:
Commercial, financial, agricultural and other	4,750	12,778	$1,497	8,290	10,032	$1,580
Real estate construction	—	—	—	—	—	—
Residential real estate	—	—	—	474	498	1
Commercial real estate	17,389	17,442	5,921	5,293	5,308	851
Loans to individuals	—	—	—	—	—	—
Subtotal	22,139	30,220	7,418	14,057	15,838	2,432
Total	$47,673	$58,556	$7,418	$29,698	$39,122	$2,432

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2020			December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
Acquired loans
With no related allowance recorded:
Commercial, financial, agricultural and other	$74	$74		$73	$73
Real estate construction	308	308		—	—
Residential real estate	1,429	1,794		2,136	2,585
Commercial real estate	233	257		298	320
Loans to individuals	11	14		12	15
Subtotal	2,055	2,447		2,519	2,993
With an allowance recorded:
Commercial, financial, agricultural and other	—	—	$—	—	—	$—
Real estate construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Loans to individuals	—	—	—	—	—	—
Subtotal	—	—	—	—	—	—
Total	$2,055	$2,447	$—	$2,519	$2,993	$—

	For the Nine Months Ended September 30,
	2020				2019
	Originated Loans		Acquired Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$4,062	$15	$74	$—	$2,129	$10	$2,255	$—
Real estate construction	6	—	137	—	—	—	—	—
Residential real estate	10,380	235	1,772	18	10,751	280	1,966	6
Commercial real estate	13,994	90	1,453	76	3,854	129	636	18
Loans to individuals	469	9	11	—	356	11	14	—
Subtotal	28,911	349	3,447	94	17,090	430	4,871	24
With an allowance recorded:
Commercial, financial, agricultural and other	4,569	45	—	—	4,064	36	—	—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	347	6	—	—
Commercial real estate	13,830	9	—	—	5,357	2	160	—
Loans to individuals	—	—	—	—	—	—	—	—
Subtotal	18,399	54	—	—	9,768	44	160	—
Total	$47,310	$403	$3,447	$94	$26,858	$474	$5,031	$24

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,
	2020				2019
	Originated Loans		Acquired Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$1,918	$10	$74	$—	$1,902	$3	$4,697	$—
Real estate construction	18	—	308	—	—	—	—	—
Residential real estate	10,198	72	1,473	1	10,254	86	1,950	1
Commercial real estate	14,312	23	1,440	76	3,582	28	666	—
Loans to individuals	494	3	11	—	389	4	13	—
Subtotal	26,940	108	3,306	77	16,127	121	7,326	1
With an allowance recorded:
Commercial, financial, agricultural and other	6,423	16	—	—	4,677	8	—	—
Real estate construction	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	740	1	—	—
Commercial real estate	17,407	3	—	—	6,443	1	155	—
Loans to individuals	—	—	—	—	—	—	—	—
Subtotal	23,830	19	—	—	11,860	10	155	—
Total	$50,770	$127	$3,306	$77	$27,987	$131	$7,481	$1
Unfunded commitments related to nonperforming loans were $0.1 million at September 30, 2020 and $1.7 million at December 31, 2019. After consideration of the requirements to draw and available collateral related to these commitments, a reserve of $23 thousand and $12 thousand was established for these off balance sheet exposures at September 30, 2020 and December 31, 2019, respectively.
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$7,078	$7,542
Nonaccrual status	4,511	6,037
Total	$11,589	$13,579
Commitments
Letters of credit	$60	$60
Unused lines of credit	21	163
Total	$81	$223

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Nine Months Ended September 30, 2020
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$629	$—	$629	$625	$489
Residential real estate	16	$—	$33	$844	$877	$729	$—
Commercial real estate	2	—	—	12	12	8	—
Loans to individuals	14	—	114	149	263	245	—
Total	33	$—	$776	$1,005	$1,781	$1,607	$489

	For the Nine Months Ended September 30, 2019
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$—	$—	$156	$156	$157	$—
Residential real estate	14	17	149	842	1,008	933	1
Commercial real estate	3	—	—	6,119	6,119	5,740	397
Loans to individuals	7	—	—	98	98	87	—
Total	26	$17	$149	$7,215	$7,381	$6,917	$398
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the nine months ended September 30, 2020 and 2019, $766 thousand and $149 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2020 and 2019 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

	For the Three Months Ended September 30, 2020
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$629	$—	$629	$625	$489
Residential real estate	12	$—	$33	$580	$613	$477	$—
Loans to individuals	4	—	43	24	67	63	—
Total	17	$—	$705	$604	$1,309	$1,165	$489

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2019
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$—	$95	$95	$96	$—
Residential real estate	3	$—	$32	$53	$85	$85	$—
Loans to individuals	2	—	—	37	37	34	—
Total	6	$—	$32	$185	$217	$215	$—
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the three months ended September 30, 2020 and 2019, $694 thousand and $32 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2020 and 2019, the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the nine months ended September 30:

	2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	1	$50	3	$70
Commercial real estate	1	112	—	—
Loans to individuals	2	78	—	—
Total	4	$240	3	$70
The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the three months ended September 30:

	2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	—	$—	2	$49
Commercial real estate	1	112	—	—
Loans to individuals	2	78	—	—
Total	3	$190	2	$49

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Nine Months Ended September 30, 2020
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$20,221	$2,558	$4,091	$19,731	$4,984	$51,585
Charge-offs	(5,166)	—	(720)	(2,415)	(4,958)	(13,259)
Recoveries	161	26	274	154	702	1,317
Provision (credit)	9,936	924	4,607	23,132	8,087	46,686
Ending balance	25,152	3,508	8,252	40,602	8,815	86,329
Acquired loans:
Beginning balance	13	—	2	37	—	52
Charge-offs	—	—	(213)	(2)	(287)	(502)
Recoveries	28	—	38	—	10	76
Provision (credit)	295	—	173	1,607	277	2,352
Ending balance	336	—	—	1,642	—	1,978
Total ending balance	$25,488	$3,508	$8,252	$42,244	$8,815	$88,307
Ending balance: individually evaluated for impairment	$1,497	$—	$—	$5,921	$—	$7,418
Ending balance: collectively evaluated for impairment	23,991	3,508	8,252	36,323	8,815	80,889
Loans:
Ending balance	1,736,736	452,989	1,744,020	2,215,311	800,660	6,949,716
Ending balance: individually evaluated for impairment	5,048	308	1,226	30,387	—	36,969
Ending balance: collectively evaluated for impairment	1,731,688	452,681	1,742,794	2,184,924	800,660	6,912,747

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2020
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$24,812	$3,067	$9,239	$33,130	$9,334	$79,582
Charge-offs	(3,395)	—	(161)	—	(1,149)	(4,705)
Recoveries	44	—	153	110	226	533
Provision (credit)	3,691	441	(979)	7,362	404	10,919
Ending balance	25,152	3,508	8,252	40,602	8,815	86,329
Acquired loans:
Beginning balance	332	171	—	1,356	—	1,859
Charge-offs	—	—	(122)	—	(80)	(202)
Recoveries	13	—	13	—	2	28
Provision (credit)	(9)	(171)	109	286	78	293
Ending balance	336	—	—	1,642	—	1,978
Total ending balance	$25,488	$3,508	$8,252	$42,244	$8,815	$88,307

	For the Three Months Ended September 30, 2019
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$20,678	$2,491	$4,133	$19,287	$4,407	$50,996
Charge-offs	(742)	—	(383)	(6)	(1,571)	(2,702)
Recoveries	41	74	6	81	162	364
Provision (credit)	(37)	(155)	160	(335)	1,715	1,348
Ending balance	19,940	2,410	3,916	19,027	4,713	50,006
Acquired loans:
Beginning balance	15	—	25	25	—	65
Charge-offs	(49)	—	—	(1,376)	(3)	(1,428)
Recoveries	21	—	11	—	—	32
Provision (credit)	20	—	(35)	1,372	3	1,360
Ending balance	7	—	1	21	—	29
Total ending balance	$19,947	$2,410	$3,917	$19,048	$4,713	$50,035

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

			September 30, 2020	December 31, 2019
Balance sheet:
Operating lease asset classified as premises and equipment			$43,180	$48,642
Operating lease liability classified as other liabilities			47,791	52,894
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,545	$1,275	$4,281	$3,959

Weighted average lease term, in years			15.10	15.44
Weighted average discount rate			3.42%	3.42%
Operating cash flows			$2,007	$3,351
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
In July 2020, the Company announced the consolidation of 29 branch locations, including 12 leased locations, into nearby offices prior to December 31, 2020. As a result, during the third quarter, the Company paid $0.7 million in lease termination fees and decreased the ROU asset and lease liability by $3.8 million and $3.6 million, respectively.
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2020 were as follows (dollars in thousands):

For the twelve months ended:
September 30, 2021	$4,823
September 30, 2022	4,600
September 30, 2023	4,490
September 30, 2024	4,427
September 30, 2025	4,312
Thereafter	39,752
Total future minimum lease payments	62,404
Less remaining imputed interest	14,613
Operating lease liability	$47,791

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at September 30, 2020 and December 31, 2019, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) as well as all states in which we conduct business. Generally, tax years prior to the year ended December 31, 2017 are no longer open to examination by federal and state taxing authorities.
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
Other investments recorded in the unaudited Consolidated Statements of Financial Condition are primarily comprised of FHLB stock whose estimated fair value is based on its par value. Additional information on FHLB stock is provided in Note 7, “Investment Securities.”

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans held for sale include residential mortgage loans originated for sale in the secondary mortgage market. The estimated fair value for these loans was determined on the basis of rates obtained in the respective secondary market. Loans held for sale also include the Small Business Administration guaranteed portion of small business loans. The estimated fair value of these loans is based on the contract with the third party investor.
During the third quarter of 2020, the company announced the consolidation of 29 branch locations into nearby offices prior to December 31, 2020. As a result, 17 owned locations were moved to held for sale and are being carried at the lower of cost or fair value. Four of these locations are carried at fair value, determined by an independent market-based appraisal less estimated costs to sell, and are classified as Level 2.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
September 30, 2020
Other Investments	$1,670		CarryingValue	N/A	N/A
Impaired Loans	758	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$1.46 - $1.48 (b)
				Oil per BBL/d	$36.00 - $36.00 (b)
Limited Partnership Investments	6,546		Par Value	N/A	N/A
December 31, 2019
Other Investments	$1,670		CarryingValue	N/A	N/A
Impaired Loans	884	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$2.61 - $3.49 (b)
				Oil per BBL/d	$47.09 - $53.14 (b)
	2,239		Discounted Cash Flow	Discount Rate	$3.84 - $9.50
Limited Partnership Investments	5,795		Par Value	N/A	N/A

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
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$7,541	$—	$7,541
Mortgage-Backed Securities - Commercial	—	218,552	—	218,552
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	543,543	—	543,543
Other Government-Sponsored Enterprises	—	100,993	—	100,993
Obligations of States and Political Subdivisions	—	13,167	—	13,167
Corporate Securities	—	24,440	—	24,440
Total Securities Available for Sale	—	908,236	—	908,236
Other Investments	—	11,296	1,670	12,966
Loans Held for Sale	—	37,998	—	37,998
Premises and Equipment, net	—	442	—	442
Other Assets(a)	—	60,563	6,546	67,109
Total Assets	$—	$1,018,535	$8,216	$1,026,751
Other Liabilities(a)	$—	$67,241	$—	$67,241
Total Liabilities	$—	$67,241	$—	$67,241
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
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

For the nine months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

2020
	Other Investments	Other Assets	Total
(dollars in thousands)
Balance, beginning of period	$1,670	$5,795	$7,465
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	751	751
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,670	$6,546	$8,216

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
During the nine months ended September 30, 2020 and 2019, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2020 and 2019.
For the three months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

2020
	Other Investments	Other Assets	Total
(dollars in thousands)
Balance, beginning of period	$1,670	$6,406	$8,076
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	140	140
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,670	$6,546	$8,216

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
During the three months ended September 30, 2020 and 2019, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2020 and 2019.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$28,793	$13,517	$42,310
Other real estate owned	—	1,183	—	1,183
Total Assets	$—	$29,976	$13,517	$43,493

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$12,267	$17,518	$29,785
Other real estate owned	—	2,608	—	2,608
Total Assets	$—	$14,875	$17,518	$32,393
The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Impaired loans[2]	$(3,695)	$(954)	$(9,940)	$(2,606)
Other real estate owned	(4)	(42)	(4)	(51)
Total losses	$(3,699)	$(996)	$(9,944)	$(2,657)
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
2

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

thousand, we rely on broker price opinions. For non-real estate secured assets, the Company normally relies on third party valuations specific to the collateral type.
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned, determined using an internal valuation, is classified as Level 3. Other real estate owned has a current carrying value of $1.1 million as of September 30, 2020 and consists primarily of residential and commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2020.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million at both September 30, 2020 and December 31, 2019. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	September 30, 2020
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$97,060	$97,060	$97,060	$—	$—
Interest-bearing deposits	283,037	283,037	283,037	—	—
Securities available for sale	908,236	908,236	—	908,236	—
Securities held to maturity	268,638	276,988	—	276,988	—
Other investments	12,966	12,966	—	11,296	1,670
Loans held for sale	37,998	37,998	—	37,998	—
Loans	6,949,716	7,391,037	—	28,793	7,362,244
Financial liabilities
Deposits	7,703,907	7,707,618	—	7,707,618	—
Short-term borrowings	122,356	121,828	—	121,828	—
Subordinated debt	170,572	164,565	—	—	164,565
Long-term debt	56,424	58,372	—	58,372	—
Capital lease obligation	6,494	6,494	—	6,494	—

	December 31, 2019
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$102,346	$102,346	$102,346	$—	$—
Interest-bearing deposits	19,510	19,510	19,510	—	—
Securities available for sale	902,292	902,292	—	902,292	—
Securities held to maturity	337,123	338,718	—	338,718	—
Other investments	16,761	16,761	—	15,091	1,670
Loans held for sale	15,989	15,989	—	15,989	—
Loans	6,189,148	6,393,872	—	12,267	6,381,605
Financial liabilities
Deposits	6,677,615	6,677,595	—	6,677,595	—
Short-term borrowings	201,853	201,151	—	201,151	—
Subordinated debt	170,450	171,772	—	—	171,772
Long-term debt	56,917	58,051	—	58,051	—
Capital lease obligation	6,815	6,815	—	6,815	—

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
We have 38 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have 14 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" in the unaudited Consolidated Statements of Income. For the three and nine months ended September 30, 2020 there was a negative impact of $208 thousand and $219 thousand, respectively, on net interest income as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," the same line item in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at September 30, 2020, and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three and nine months ended September 30, 2020 was an increase of $0.3 and $1.5 million, respectively.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At September 30, 2020, the underlying funded mortgage loan commitments had a carrying value of $21.2 million and a fair value of $24.5 million, while the underlying unfunded mortgage loan commitments had a notional amount of $49.1 million. At December 31, 2019, the underlying funded mortgage loan commitments had a carrying value of $9.8 million and a fair value of $10.7 million, while the underlying unfunded mortgage loan commitments had a notional amount of $25.5 million. The interest rate lock commitments decreased noninterest income by $0.1 million and increased other noninterest income by $0.1 million for the three and nine months ended September 30, 2020, respectively.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other operating expense" in the unaudited Consolidated Statements of Income. The increase in other noninterest expense for the three and nine months ended September 30, 2020 totaled $3 thousand and $15 thousand, respectively. At September 30, 2020 and December 31, 2019, the underlying loans had a carrying value of $2.4 million and $4.8 million, respectively, and a fair value of $2.4 million and $4.8 million, respectively.

The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(2,394)	$(272)
Notional amount:
Interest rate derivatives	610,994	587,275
Interest rate caps	75,685	87,188
Interest rate collars	35,354	35,354
Risk participation agreements	228,853	164,632
Sold credit protection on risk participation agreements	(78,656)	(69,011)
Interest rate options	49,105	25,460
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(4,091)	801
Notional amount	70,000	70,000
Interest rate forwards:
Fair value adjustment	(195)	(63)
Notional amount	42,000	30,000
Foreign exchange forwards:
Fair value adjustment	2	(41)
Notional amount	2,362	4,789

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income," 'Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Non-hedging interest rate derivatives
Increase (decrease) in other income	$142	$(33)	$(611)	$420
Increase in other expense	—	—	—	—
Hedging interest rate derivatives
Decrease in interest and fees on loans	—	—	—	(118)
Increase (decrease) in interest from subordinated debentures	208	(70)	219	(70)
Increase in other expense	—	—	—	7
Hedging interest rate forwards
(Decrease) increase in other income	(102)	201	132	122
Increase in other expense	—	—	—	—
Hedging foreign exchange forwards
Increase in other expense	3	3	15	4
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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as both of September 30, 2020 and December 31, 2019 was $303.3 million. No impairment charges on goodwill or other intangible assets were incurred in 2020 or 2019.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As a result of the COVID-19 pandemic and its impact on the Company's stock price as well as the potential impact on future earnings, Management evaluated whether a triggering event had occurred as of September 30, 2020. The evaluation concluded that it was more likely than not that First Commonwealth's fair value exceeded its book value and therefore there was no triggering event. However, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Subordinated Debentures
Subordinated debentures outstanding are as follows:

		September 30, 2020		December 31, 2019
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	$49,291	4.875% until June 1, 2023, then LIBOR + 1.845%	$49,222	4.875% until June 1, 2023, then LIBOR + 1.845%
First Commonwealth Bank	2033	49,114	5.50% until June 1, 2028, then LIBOR + 2.37%	49,061	5.50% until June 1, 2028, then LIBOR + 2.37%
First Commonwealth Capital Trust II	2034	30,929	LIBOR + 2.85%	30,929	LIBOR + 2.85%
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85%	41,238	LIBOR + 2.85%
Total		$170,572		$170,450
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

The Company also evaluated whether it has any significant contract balances. A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration resulting in a contract receivable or before payment is due resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the Company has already received payment from the customer. First Commonwealth’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as trust income which is based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2020 and December 31, 2019, the Company did not have any significant contract balances.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with derivatives are not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust income, service charges on deposits, insurance and retail brokerage commissions, card-related interchange income and gain(loss) on sale of OREO. The recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers.

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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $2.2 million and $2.3 million in commission expense as of September 30, 2020 and 2019, respectively.

Card-Related Interchange Income

Card-related interchange income is primarily comprised of debit and credit card income, ATM fees and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Mastercard. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Card-related interchange income is recognized daily as the customer transactions are settled.

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$2,554	$2,325	$6,774	$6,221
Service charges on deposit accounts	4,035	4,954	12,066	13,792
Insurance and retail brokerage commissions	2,156	1,912	5,982	5,887
Card-related interchange income	6,441	5,629	17,589	15,800
Gain on sale of other loans and assets	520	181	853	861
Other income	945	937	2,713	2,789
Noninterest Income (in-scope of Topic 606)	16,651	15,938	45,977	45,350
Noninterest Income (out-of-scope of Topic 606)	10,118	6,241	21,877	17,607
Total Noninterest Income	$26,769	$22,179	$67,854	$62,957

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and nine months ended September 30, 2020 and 2019, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 51 and page 58 for the nine and three months ended September 30, 2020 and 2019, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)
Net Income	$19,186	$26,644	$47,764	$78,513
Per Share Data:
Per Share Data: Basic Earnings per Share	$0.20	$0.27	$0.49	$0.80
Diluted Earnings per Share	0.20	0.27	0.49	0.80
Cash Dividends Declared per Common Share	0.11	0.10	0.33	0.30
Average Balance:
Total assets	$9,389,965	$8,050,052	$8,925,315	$7,972,438
Total equity	1,088,101	1,033,903	1,077,030	1,010,227
End of Period Balance:
Net loans (1)			$6,899,407	$6,069,814
Total assets			9,289,366	8,152,027
Total deposits			7,703,907	6,677,996
Total equity			1,072,831	1,039,030
Key Ratios:
Return on average assets	0.81%	1.31%	0.71%	1.32%
Return on average equity	7.01%	10.22%	5.92%	10.39%
Dividends payout ratio	55.00%	37.04%	67.35%	37.50%
Average equity to average assets ratio	11.59%	12.84%	12.07%	12.67%
Net interest margin	3.11%	3.76%	3.34%	3.75%
Net loans to deposits ratio			89.56%	90.89%
(1) Includes loans held for sale.

Results of Operations
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net Income
For the nine months ended September 30, 2020, First Commonwealth had net income of $47.8 million, or $0.49 diluted earnings per share, compared to net income of $78.5 million, or $0.80 diluted earnings per share, in the nine months ended September 30, 2019. The decline in net income was primarily the result of $49.0 million provision for credit losses recognized in order to provide for estimated probable losses related to the COVID-19 pandemic. This was partially offset by a $8.5 million decrease in the income tax provision due to lower income before income taxes.
For the nine months ended September 30, 2020, the Company’s return on average equity was 5.92% and its return on average assets was 0.71%, compared to 10.39% and 1.32%, respectively, for the nine months ended September 30, 2019.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $201.9 million in the first nine months of 2020, compared to $202.4 million for the same period in 2019. Despite growth in average interest-earning assets of $869.4 million, net interest income declined because of a lower interest rate environment in 2020, which resulted in a 41 basis point decrease in the net interest margin, on a fully taxable equivalent basis. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 74.7% and 76.2% for the nine months ended September 30, 2020 and 2019, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The net interest margin on a fully taxable equivalent basis, was 3.34% and 3.75% for the nine months ended September 30, 2020 and September 30, 2019, respectively. The decline in the net interest margin is primarily attributable to the lower level of interest rates largely offset by the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 3.79% for the nine months ended September 30, 2020, a decrease of 76 basis points compared to the 4.55% yield for the same period in 2019. This decrease is primarily due to loan portfolio yield, which decreased by 78 basis points when compared to the nine months ended September 30, 2019. Contributing to this decrease was the yield on our adjustable and variable rate commercial loan portfolio, which declined 97 basis points as a result of the Federal Reserve decreasing short-term interest rates. During the first quarter of 2020, the Federal Reserve decreased the Federal Funds target rate by 150 basis points in addition to the 75 basis point rate decreases made during 2019. Although the impact of the 2020 rate decreases are not fully reflected in the comparison of the periods presented, such decreases in rates have the effect of lowering yields on variable and adjustable rate loans, as well as, to a lesser extent, the cost of interest-bearing liabilities, and any additional rate decreases would be expected to have a similar effect.

The loan yield for the nine months ended September 30, 2020, was impacted by $573.5 million in PPP loans originated under the CARES Act which have a stated loan rate of 1% and a yield of 2.69%. The yield on PPP loans includes the recognition of PPP loan deferred processing fees, net of deferred origination costs, of $4.0 million. These amounts are recognized in interest income as a yield adjustment over the life of the loan. As of September 30, 2020, we expect to recognize additional PPP related deferred processing fees, net of origination costs, of approximately $14.8 million as an adjustment to yield over the remaining terms of the loans. PPP loans increased the average balance of loans by $327.0 million during the nine months ended September 30, 2020 decreasing the yield on loans by 8 basis points and the net interest margin by 3 basis points.

The investment portfolio yield decreased 49 basis points in comparison to the prior year primarily due the decrease in the Federal Reserve short-term rates. Investment portfolio purchases during the nine months ended September 30, 2020 have been primarily in obligations of U.S. government agencies, obligations of other government-sponsored enterprises and obligations of states and political subdivisions with durations of approximately 4 to 11 years. Additionally, as a result of excess liquidity caused by significant growth in deposits during 2020, the average balance of interest bearing deposits with banks has increased from $5.6 million in 2019 to $173.1 million in 2020. The impact of the level and rate paid on interest bearing deposits with banks decreases the yield on earning assets by 8 basis points for the nine months ended September 30, 2020.
The cost of interest-bearing liabilities decreased to 0.64% for the nine months ended September 30, 2020, from 1.08% for the same period in 2019, primarily due to a decrease in the cost of short-term borrowings and the cost of interest-bearing deposits as well as the cost of long-term debt. Deposit growth due to the retention of PPP loan proceeds and the deposit of Federal stimulus checks, as well as deposits acquired in our third quarter 2019 acquisition of Santander branches, combined to contribute to a decline in average short-term borrowings of $343.3 million for the nine months ended September 30, 2020 compared to the same period in 2019. Decreases in the Federal Funds target rate impacted the cost of long-term debt, decreasing the cost by 56 basis points. Lower market interest rates and management's efforts to reduce deposit costs resulted in the cost of interest-bearing deposits decreasing 43 basis points and short-term borrowings decreasing 160 basis points in comparison to the same period last year.
For the nine months ended September 30, 2020, changes in interest rates negatively impacted net interest income by $35.3 million when compared with the same period in 2019. The lower yield on interest-earning assets negatively impacted net interest income by $48.5 million, while the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $13.2 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $34.8 million for the nine months ended September 30, 2020, as compared to the same period in 2019. Higher levels of interest-earning assets resulted in an increase of $31.9 million in interest income, and changes in the volume and mix of interest-bearing liabilities decreased interest expense by $2.9 million, primarily due to a decrease in short-term borrowings. Average earning assets for the nine months ended September 30, 2020 increased $869.4 million, or 12.1%, compared to the same period in 2019. Average loans for the comparable period increased $735.4 million, or 12.4%.
Net interest income also benefited from a $551.6 million increase in average net free funds at September 30, 2020 as compared to September 30, 2019. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $522.5 million, or 34.7%, in noninterest-bearing demand deposit average balances, primarily due to deposit growth related to PPP loan proceeds as well as $86.6 million in deposits attributed to the Santander branch acquisition completed in the third quarter of 2019. Average time deposits for the nine months ended September 30, 2020 decreased by

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

$100.6 million compared to the comparable period in 2019, while the average rate paid on time deposits decreased 19 basis points compared to the same period in 2019.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the nine months ended September 30:

	2020	2019
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$227,903	$244,226
Adjustment to fully taxable equivalent basis	1,129	1,341
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	229,032	245,567
Interest expense	27,124	43,169
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$201,908	$202,398

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the nine months ended September 30:

	2020			2019
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$173,058	$163	0.13%	$5,591	$181	4.33%
Tax-free investment securities	47,197	1,075	3.04	67,158	1,557	3.10
Taxable investment securities	1,187,354	19,600	2.20	1,200,845	24,290	2.70
Loans, net of unearned income (b)(c)(e)	6,670,819	208,194	4.17	5,935,427	219,539	4.95
Total interest-earning assets	8,078,428	229,032	3.79	7,209,021	245,567	4.55
Noninterest-earning assets:
Cash	98,345			91,954
Allowance for credit losses	(72,256)			(51,192)
Other assets	820,798			722,655
Total noninterest-earning assets	846,887			763,417
Total Assets	$8,925,315			$7,972,438
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,534,147	$1,702	0.15%	$1,272,065	$5,511	0.58%
Savings deposits (d)	3,000,925	8,494	0.38	2,524,703	10,906	0.58
Time deposits	766,106	8,560	1.49	866,746	10,881	1.68
Short-term borrowings	146,270	670	0.61	489,562	8,075	2.21
Long-term debt	233,818	7,698	4.40	210,353	7,796	4.96
Total interest-bearing liabilities	5,681,266	27,124	0.64	5,363,429	43,169	1.08
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,030,364			1,507,826
Other liabilities	136,655			90,956
Shareholders’ equity	1,077,030			1,010,227
Total Noninterest-Bearing Funding Sources	3,244,049			2,609,009
Total Liabilities and Shareholders’ Equity	$8,925,315			$7,972,438
Net Interest Income and Net Yield on Interest-Earning Assets		$201,908	3.34%		$202,398	3.75%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the nine months ended September 30, 2020 and 2019.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the nine months ended September 30, 2020 compared with September 30, 2019:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(18)	$5,424	$(5,442)
Tax-free investment securities	(482)	(463)	(19)
Taxable investment securities	(4,690)	(272)	(4,418)
Loans	(11,345)	27,227	(38,572)
Total interest income (b)	(16,535)	31,916	(48,451)
Interest-bearing liabilities:
Interest-bearing demand deposits	(3,809)	1,137	(4,946)
Savings deposits	(2,412)	2,066	(4,478)
Time deposits	(2,321)	(1,265)	(1,056)
Short-term borrowings	(7,405)	(5,674)	(1,731)
Long-term debt	(98)	871	(969)
Total interest expense	(16,045)	(2,865)	(13,180)
Net interest income	$(490)	$34,781	$(35,271)

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

The table below provides a breakout of the provision for credit losses by loan category for the nine months ended September 30:

	2020		2019
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$10,231	21%	$2,525	26%
Real estate construction	924	2	250	2
Residential real estate	4,780	10	375	4
Commercial real estate	24,739	50	2,183	23
Loans to individuals	8,364	17	4,305	45
Total	$49,038	100%	$9,638	100%
The provision for credit losses for the nine months ended September 30, 2020 increased in comparison to the nine months ended September 30, 2019 by $39.4 million. The level of provision expense in the first nine months of 2020 is primarily to build the allowance for loan loss in order to provide for estimated credit risks related to the COVID-19 pandemic. Contributing to the higher provision in nine months ended September 30, 2020 was $5.7 million in specific reserves related to loans for four commercial real estate borrowers that were placed on nonaccrual status during the first nine months of 2020. Additionally, $27.9 million of the provision expense is attributable to higher qualitative reserves due to the uncertain economic environment, additional risks related to accrued interest on loan forbearances and the large volume of consumer forbearances, and consideration of the estimated probable losses incurred in certain loan categories that may be affected by COVID-19, such as hospitality and retail. Additional qualitative reserves resulted in provision expense of $4.6 million for commercial, financial, agricultural loans, $4.1 million for residential real estate loans, $15.2 million for commercial real estate loans and $3.0 million for loans to individuals. Net charge-offs during the first nine months of 2020 totaled $12.4 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The level of provision expense in the first nine months of 2019 was primarily a result of $7.4 million in net charge-offs, growth in the loan portfolio and an increase in qualitative reserves as a result of a higher probability of slightly less favorable economic conditions.
The allowance for credit losses was $88.3 million, or 1.27%, of total loans outstanding and 1.34% of total originated loans outstanding at September 30, 2020, compared to $51.6 million, or 0.83%, and 0.90%, respectively, at December 31, 2019 and $50.0 million, or 0.82%, and 0.90%, respectively, at September 30, 2019. Nonperforming loans as a percentage of total loans increased to 0.71% at September 30, 2020 from 0.52% at December 31, 2019 and 0.58% as of September 30, 2019. The allowance to nonperforming loan ratio was 177.58%, 160.28% and 141.64% as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively.

Below is an analysis of the consolidated allowance for credit losses for the nine months ended September 30, 2020 and 2019 and the year-ended December 31, 2019:

	September 30, 2020	September 30, 2019	December 31, 2019
	(dollars in thousands)
Balance, beginning of period	$51,637	$47,764	$47,764
Loans charged off:
Commercial, financial, agricultural and other	5,166	2,185	3,393
Real estate construction	—	—	—
Residential real estate	933	663	1,042
Commercial real estate	2,417	1,681	2,008
Loans to individuals	5,245	4,058	5,831
Total loans charged off	13,761	8,587	12,274
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	189	233	326
Real estate construction	26	158	158
Residential real estate	312	236	315
Commercial real estate	154	160	189
Loans to individuals	712	433	626
Total recoveries	1,393	1,220	1,614
Net credit losses	12,368	7,367	10,660
Provision charged to expense	49,038	9,638	14,533
Balance, end of period	$88,307	$50,035	$51,637

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the nine months ended September 30:

	2020	2019	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$6,774	$6,221	$553	9%
Service charges on deposit accounts	12,066	13,792	(1,726)	(13)
Insurance and retail brokerage commissions	5,982	5,887	95	2
Income from bank owned life insurance	4,963	4,408	555	13
Card-related interchange income	17,589	15,800	1,789	11
Swap fee income	864	1,634	(770)	(47)
Other income	5,314	5,356	(42)	(1)
Subtotal	53,552	53,098	454	1
Net securities gains	47	15	32	213
Gain on sale of mortgage loans	13,226	6,101	7,125	117
Gain on sale of other loans and assets	3,151	3,831	(680)	(18)
Derivatives mark to market	(2,122)	(88)	(2,034)	2,311
Total noninterest income	$67,854	$62,957	$4,897	8%

Total noninterest income, excluding net securities gains, gain on sale of mortgage loans, gain on sale of other loans and assets and derivatives mark to market for the nine months ended September 30, 2020 increased $0.5 million, or 1%, compared to the nine months ended September 30, 2019. Card-related interchange income increased $1.8 million due to growth in customer accounts and transactions, including $1.4 million attributable to accounts acquired in the Santander branch acquisition in the third quarter of 2019. Service charges on deposit accounts decreased $1.7 million, despite a $0.7 million increase attributable to the Santander branch acquisition. The lower level of service charge on deposit accounts is a result of customers maintaining higher deposit balances due to CARES Act stimulus and lower consumer spending during the second and third quarters of 2020.
Total noninterest income increased $4.9 million, or 8%, compared to the same period in the prior year. The most significant changes, other than the changes noted above, include a $7.1 million increase in gain on sale of mortgage loans as a result of growth in our mortgage lending area. The mark to market adjustment on interest rate swaps entered into for our commercial customers resulted in a decrease of $2.0 million in noninterest income compared to the prior year period. This adjustment does not reflect a realized loss on the swaps, but rather relates to change in fair value due to movements in corporate bond spreads and swap rates. The gain on sale of other loans and assets decreased $0.7 million due to a lower volume of loans being sold in the first nine months of 2020 compared to the same period in 2019.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the nine months ended September 30:

	2020	2019	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$87,573	$83,205	$4,368	5%
Net occupancy	13,979	13,878	101	1
Furniture and equipment	11,468	11,396	72	1
Data processing	7,804	7,988	(184)	(2)
Advertising and promotion	3,800	3,611	189	5
Pennsylvania shares tax	3,246	3,365	(119)	(4)
Intangible amortization	2,792	2,364	428	18
Other professional fees and services	2,755	2,755	—	—
FDIC insurance	1,637	1,164	473	41
Other operating	18,351	20,696	(2,345)	(11)
Subtotal	153,405	150,422	2,983	2
Loss on sale or write-down of assets	416	1,398	(982)	(70)
Merger and acquisition related	—	3,772	(3,772)	(100)
COVID-19 related	567	—	567	—
Voluntary early retirement	3,304	—	3,304	—
Branch consolidation	2,544	—	2,544	—
Litigation and operational losses	1,038	1,264	(226)	(18)
Total noninterest expense	$161,274	$156,856	$4,418	3%

Noninterest expense increased $4.4 million, or 3%, for the nine months ended September 30, 2020 compared to the same period in 2019. Contributing to the higher expenses in 2020 is a $4.4 million increase in salaries and employee benefits as a result of a higher number of full-time equivalent employees, annual merit increases and a $2.3 million increase in hospitalization expense. The higher number of employees is primarily a result of the acquisition of 14 branches from Santander in September 2019 and continued expansion of our mortgage and commercial banking businesses. The Santander acquisition accounted for $2.3 million of the salaries and employee benefits increase. Partially offsetting these increases in salaries and employee benefit expense was the deferral of $0.6 million in salary and benefit costs related to the origination of approximately 4,900 PPP loans during the second quarter of 2020. Included in the Other operating line in the table above is a $0.9 million decrease in unfunded commitment expense. This decrease is a result of updates made in the first quarter of 2020 to the probability of default and loss given default information incorporated into the calculation. FDIC insurance increased $0.5 million in comparison to the prior period due growth in our deposits. Loss on sale or write-down of assets decreased $1.0 million due to a $0.5 million write-down on an OREO property in the first nine months of 2019 with no similar activity in the current year.

Also increasing noninterest expense for the nine months ended September, 30, 2020 is $3.3 million related to the voluntary early retirement program and $2.5 million related to the branch consolidation initiative, both of which were announced during the third quarter of 2020. The early retirement program was offered to all eligible employees who will reach age 60 or above as of December 31, 2020. Approximately 72 employees elected to participate in the early retirement program resulting in the recognition of $2.9 million in severance and $0.4 million in hospitalization expense. The branch consolidation initiative includes combining 29 of the Company's retail locations into nearby offices by December 31, 2020 and the related expenses include writedowns of $1.4 million on owned properties and leasehold improvements and $0.7 million in lease termination expense. Offsetting these is a $3.8 million decrease in merger and acquisition expenses with the completion of the Santander acquisition in the third quarter of 2019 with no similar activity in 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Income Tax
The provision for income taxes decreased $8.5 million, or 44.5%, for the nine months ended September 30, 2020, compared to the corresponding period in 2019.  The effective tax rate decreased 140 basis points, or 7.2%, primarily due to a $39.2 million decrease in income before income taxes offset by a $0.6 million increase in tax-free income from bank owned life insurance.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the nine months ended September 30, 2020 and 2019.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an annual effective tax rate of 18.1% and 19.5% for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, our deferred tax assets totaled $18.3 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Net Income
For the three months ended September 30, 2020, First Commonwealth recognized net income of $19.2 million, or $0.20 diluted earnings per share, compared to net income of $26.6 million, or $0.27 diluted earnings per share, in the three months ended September 30, 2019. The decrease in net income was primarily the result of a $8.5 million increase in the provision for credit losses, and a $2.1 million decrease net interest income.
For the three months ended September 30, 2020, the Company’s return on average equity was 7.01% and its return on average assets was 0.81%, compared to 10.22% and 1.31%, respectively, for the three months ended September 30, 2019.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $66.7 million in the third quarter of 2020, compared to $68.9 million for the same period in 2019. This decrease resulted despite the positive impact of $1.3 billion growth in average interest-earning assets, which was more than offset by the impact of lower interest rates that contributed to a 65 basis points decrease in the net interest margin. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 71.3% and 75.5% for the three months ended September 30, 2020 and 2019, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.11% and 3.76% for the three months ended September 30, 2020 and September 30, 2019, respectively. The decrease in the net interest margin is attributable to both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 3.45% for the three months ended September 30, 2020, a decrease of 108 basis points compared to the 4.53% yield for the same period in 2019. This is largely due to a decrease in the loan portfolio yield, which declined by 106 basis points when compared to the three months ended September 30, 2019. Contributing to this was a decrease in the Federal Funds target rate of 181 basis points in comparison to September 30, 2019.  While not fully reflected in the comparison of the periods presented, such decreases in rates have the effect of lowering yields on variable and adjustable rate loans, as well as, to a lesser extent, the cost of interest-bearing liabilities, and any additional rate decreases would be expected to have a similar effect. Also impacting the yield on loans was PPP loans originated under the CARES Act which have a stated rate of 1% and a yield of 2.7%. The yield on PPP loans includes the recognition of PPP loan deferred processing fees, net of deferred origination costs, of $2.4 million. These loans increased the average balance of loans by $572.4 million for the third quarter of 2020 causing an 11 basis point decrease in the yield on loans and a 3 basis point decrease in the net interest margin. The yield on the investment portfolio decreased 57 basis points in comparison to the prior year.
The cost of interest-bearing liabilities decreased to 0.49% for the three months ended September 30, 2020, from 1.05% for the same period in 2019, primarily due to a decrease in the cost of short-term borrowings and the cost of interest-bearing deposits.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Deposits acquired from the 3rd quarter 2019 acquisition of Santander branches as well as the portion of PPP loan proceeds still remaining in customers' deposit accounts contributed to a decline in average short-term borrowings of $198.4 million for the three months ended September 30, 2020 compared to the same period in 2019. Lower market interest rates resulted in the cost of interest-bearing deposits decreasing 55 basis points and short-term borrowings decreasing 188 basis points in comparison to the same period last year. Lower interest rates also impacted the cost of long-term debt, decreasing the cost by 14 basis points.
For the three months ended September 30, 2020, changes in interest rates negatively impacted net interest income by $17.0 million when compared with the same period in 2019. The lower yield on interest-earning assets negatively impacted net interest income by $23.6 million, while the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $6.5 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $14.9 million in the three months ended September 30, 2020, as compared to the same period in 2019. Higher levels of interest-earning assets resulted in an increase of $14.5 million in interest income while changes in the volume and mix of interest-bearing liabilities decreased interest expense by $0.4 million. Average interest-earning assets for the three months ended September 30, 2020 increased $1,259.6 million, or 17.3%, compared to the same period in 2019. Average loans for the comparable period increased $932.6 million, or 15.4%. Loans acquired with of the Santander branch acquisition contributed $26.1 million to the increase in average loans during the third quarter 2019.
Net interest income also benefited from a $740.8 million increase in average net free funds at September 30, 2020 as compared to September 30, 2019. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $720.7 million, or 46.2%, in noninterest-bearing demand deposit average balances. Average time deposits for the three months ended September 30, 2020 decreased by $167.5 million at lower costs compared to the comparable period in 2019, decreasing interest expense by $0.8 million.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended September 30:

	2020	2019
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$73,593	$82,575
Adjustment to fully taxable equivalent basis	373	430
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	73,966	83,005
Interest expense	7,224	14,130
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$66,742	$68,875

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended September 30:

	2020			2019
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$343,689	$94	0.11%	$9,033	$81	3.56%
Tax-free investment securities	45,706	338	2.94	65,463	504	3.05
Taxable investment securities	1,163,857	5,757	1.97	1,151,774	7,382	2.54
Loans, net of unearned income (b)(c)(e)	6,975,402	67,777	3.87	6,042,822	75,038	4.93
Total interest-earning assets	8,528,654	73,966	3.45	7,269,092	83,005	4.53
Noninterest-earning assets:
Cash	100,751			93,740
Allowance for credit losses	(83,237)			(52,593)
Other assets	843,797			739,813
Total noninterest-earning assets	861,311			780,960
Total Assets	$9,389,965			$8,050,052
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,669,157	$234	0.06%	$1,357,281	$2,092	0.61%
Savings deposits (d)	3,149,419	2,139	0.27	2,575,810	3,950	0.61
Time deposits	696,227	2,248	1.28	863,714	3,804	1.75
Short-term borrowings	124,670	35	0.11	323,041	1,620	1.99
Long-term debt	233,588	2,568	4.37	234,497	2,664	4.51
Total interest-bearing liabilities	5,873,061	7,224	0.49	5,354,343	14,130	1.05
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,281,200			1,560,478
Other liabilities	147,603			101,328
Shareholders’ equity	1,088,101			1,033,903
Total noninterest-bearing funding sources	3,516,904			2,695,709
Total Liabilities and Shareholders’ Equity	$9,389,965			$8,050,052
Net Interest Income and Net Yield on Interest-Earning Assets		$66,742	3.11%		$68,875	3.76%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended September 30, 2020 and 2019.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended September 30, 2020 compared with September 30, 2019:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$13	$3,003	$(2,990)
Tax-free investment securities	(166)	(152)	(14)
Taxable investment securities	(1,625)	77	(1,702)
Loans	(7,261)	11,589	(18,850)
Total interest income (b)	(9,039)	14,517	(23,556)
Interest-bearing liabilities:
Interest-bearing demand deposits	(1,858)	480	(2,338)
Savings deposits	(1,811)	882	(2,693)
Time deposits	(1,556)	(739)	(817)
Short-term borrowings	(1,585)	(995)	(590)
Long-term debt	(96)	(10)	(86)
Total interest expense	(6,906)	(382)	(6,524)
Net interest income	$(2,133)	$14,899	$(17,032)

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

The table below provides a breakout of the provision for credit losses by loan category for the three months ended September 30:

	2020		2019
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,682	33%	$(17)	(1)%
Real estate construction	270	3	(155)	(6)
Residential real estate	(870)	(8)	125	5
Commercial real estate	7,648	68	1,037	38
Loans to individuals	482	4	1,718	64
Total	$11,212	100%	$2,708	100%

The provision for credit losses for the three months ended September 30, 2020 increased in comparison to the three months ended September 30, 2019 by $8.5 million. The level of provision expense in the third quarter of 2020 is primarily a result of a $5.6 million increase in qualitative reserves due to the uncertain economic environment and consideration of the estimated probable losses incurred in certain loan categories that may be affected by COVID-19, such as hospitality and retail. In addition, a $1.1 million increase in specific reserves was recognized on four commercial loan relationships. Net charge-offs for the three months ended September 30, 2020 were $4.3 million.
The level of provision expense in the third quarter of 2019 was primarily due to $3.7 million in net charge-offs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended September 30, 2020 and 2019 and the year-ended December 31, 2019:

	9/30/2020	9/30/2019	12/31/2019
	(dollars in thousands)
Balance, beginning of period	$81,441	$51,061	$47,764
Loans charged off:
Commercial, financial, agricultural and other	3,395	791	3,393
Real estate construction	—	—	—
Residential real estate	283	383	1,042
Commercial real estate	—	1,382	2,008
Loans to individuals	1,229	1,574	5,831
Total loans charged off	4,907	4,130	12,274
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	57	62	326
Real estate construction	—	74	158
Residential real estate	166	17	315
Commercial real estate	110	81	189
Loans to individuals	228	162	626
Total recoveries	561	396	1,614
Net credit losses	4,346	3,734	10,660
Provision charged to expense	11,212	2,708	14,533
Balance, end of period	$88,307	$50,035	$51,637
Noninterest Income
The following table presents the components of noninterest income for the three months ended September 30:

	2020	2019	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,554	$2,325	$229	10%
Service charges on deposit accounts	4,035	4,954	(919)	(19)
Insurance and retail brokerage commissions	2,156	1,912	244	13
Income from bank owned life insurance	1,547	1,540	7	—
Card-related interchange income	6,441	5,629	812	14
Swap fee income	41	421	(380)	(90)
Other income	1,827	1,865	(38)	(2)
Subtotal	18,601	18,646	(45)	—
Net securities gains	20	9	11	122
Gain on sale of mortgage loans	6,437	2,599	3,838	148
Gain on sale of other loans and assets	1,871	970	901	93
Derivatives mark to market	(160)	(45)	(115)	256
Total noninterest income	$26,769	$22,179	$4,590	21%

Total noninterest income for the three months ended September 30, 2020 increased $4.6 million in comparison to the three months ended September 30, 2019. The most significant changes include a $3.8 million increase in the gain on sale of mortgage loans primarily due to growth in our mortgage lending area and a $0.9 million increase in gain on sale of other loans and assets due to an increase in the volume of SBA loans sold during the quarter. Additionally, card-related interchange income increased $0.8 million, of which $0.5 million is attributable to the Santander branches acquired in September 2019. Service charges on

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

deposits decreased $0.9 million for the three months ended due to customers maintaining higher deposit balances as a result of the CARES Act stimulus in 2020.
Noninterest Expense
The following table presents the components of noninterest expense for the three months ended September 30:

	2020	2019	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$28,823	$28,674	$149	1%
Net occupancy	4,609	4,521	88	2
Furniture and equipment	4,033	3,904	129	3
Data processing	2,741	2,825	(84)	(3)
Advertising and promotion	1,115	1,140	(25)	(2)
Pennsylvania shares tax	1,254	1,189	65	5
Intangible amortization	939	865	74	9
Other professional fees and services	937	969	(32)	(3)
FDIC insurance	876	35	841	2,403
Other operating	6,555	6,577	(22)	—
Subtotal	51,882	50,699	1,183	2
Loss on sale or write-down of assets	63	152	(89)	(59)
Merger and acquisition related	—	3,738	(3,738)	(100)
COVID-19 related	125	—	125	—
Voluntary early retirement	3,304	—	3,304	—
Branch consolidation	2,544	—	2,544	—
Litigation and operational losses	329	308	21	7
Total noninterest expense	$58,247	$54,897	$3,350	6%

Noninterest expense increased $3.4 million, or 6%, for the three months ended September 30, 2020 compared to the same period in 2019. Contributing to the higher expenses in 2020 is a $0.8 million increase in FDIC Insurance expense. In the third quarter of 2019, we received a $0.6 million credit due to the FDIC deposit insurance fund reaching the required minimum reserve ratio. Because these credits were fully recognized in the second quarter of 2020, no credit was recognized during the three months ended September 30, 2020.

Additionally, noninterest expense was impacted by $3.3 million and $2.5 million recognized for the voluntary early retirement and branch consolidation initiatives, respectively. Branch consolidation expenses include $1.4 million related to writedowns on owned properties and leasehold improvements and $0.7 million in lease termination expense. Offsetting these increases is a decrease of $3.7 million in merger and acquisition expenses related to the Santander acquisition. There were no similar expenses in the current quarter.
Income Tax
The provision for income taxes decreased $1.9 million for the three months ended September 30, 2020, compared to the corresponding period in 2019.  The effective tax rate decreased 30 basis points from 19.3% to 19.0% due to a $9.3 million decrease in income before income taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended September 30, 2020 and 2019.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first nine months of 2020, the maturity and redemption of investment securities provided $349.4 million in liquidity. These

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

funds contributed to the liquidity used to pay down short-term borrowings, originate loans, purchase investment securities and fund depositor withdrawals.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of September 30, 2020, our maximum borrowing capacity under this program was $1.4 billion and as of that date there was $4.5 million outstanding with an average weighted rate of 0.85% and an average original term of 334 days. These deposits are part of a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At September 30, 2020, the borrowing capacity under this program totaled $831.5 million and there was no balance outstanding. As of September 30, 2020, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.5 billion and as of that date amounts used against this capacity included $56.4 million in outstanding borrowings and no outstanding letters of credit.
We also have available unused federal funds lines with five correspondent banks. These lines have an aggregate commitment of $180.0 million with no outstanding balance as of September 30, 2020. In addition, we have available unused repo lines with three correspondent banks. These lines have an aggregate commitment of $456.0 million with no outstanding balance as of September 30, 2020.
First Commonwealth Financial Corporation has an unsecured $20.0 million line of credit with another financial institution. As of September 30, 2020, there are no amounts outstanding on this line.
First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$2,301,821	$1,690,247
Interest-bearing demand deposits(a)	315,806	254,981
Savings deposits(a)	4,425,119	3,896,536
Time deposits	661,161	835,851
Total	$7,703,907	$6,677,615
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
During the first nine months of 2020, total deposits increased $1.0 billion. Interest-bearing demand and savings deposits increased $589.4 million, noninterest-bearing demand deposits increased $611.6 million and time deposits decreased $174.7 million. The deposit increase is a result of elevated customer deposit balances from PPP loan proceeds and the deposit of Federal stimulus checks into our customers' deposit accounts.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.52 and 0.80 at September 30, 2020 and December 31, 2019, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

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

The following is the gap analysis as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$600,799	$549,600	$951,753	$2,102,152	$3,700,971	$1,095,176
Investments	217,878	95,452	166,510	479,840	531,602	128,234
Other interest-earning assets	283,037	—	—	283,037	—	—
Total interest-sensitive assets (ISA)	1,101,714	645,052	1,118,263	2,865,029	4,232,573	1,223,410
Certificates of deposit	204,060	141,316	172,511	517,887	140,922	2,086
Other deposits	4,740,926	—	—	4,740,926	—	—
Borrowings	194,627	104	50,208	244,939	1,665	104,344
Total interest-sensitive liabilities (ISL)	5,139,613	141,420	222,719	5,503,752	142,587	106,430
Gap	$(4,037,899)	$503,632	$895,544	$(2,638,723)	$4,089,986	$1,116,980
ISA/ISL	0.21	4.56	5.02	0.52	29.68	11.49
Gap/Total assets	43.47%	5.42%	9.64%	28.41%	44.03%	12.02%

	December 31, 2019
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,818,183	$313,651	$494,467	$3,626,301	$2,052,952	$475,962
Investments	103,225	79,866	162,225	345,316	633,178	235,437
Other interest-earning assets	19,510	—	—	19,510	—	—
Total interest-sensitive assets (ISA)	2,940,918	393,517	656,692	3,991,127	2,686,130	711,399
Certificates of deposit	121,302	161,488	303,245	586,035	246,512	2,822
Other deposits	4,151,518	—	—	4,151,518	—	—
Borrowings	274,213	193	385	274,791	103,082	53,064
Total interest-sensitive liabilities (ISL)	4,547,033	161,681	303,630	5,012,344	349,594	55,886
Gap	$(1,606,115)	$231,836	$353,062	$(1,021,217)	$2,336,536	$655,513
ISA/ISL	0.65	2.43	2.16	0.80	7.68	12.73
Gap/Total assets	19.33%	2.79%	4.25%	12.29%	28.12%	7.89%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12-month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2020 ($)	$(6,033)	$(3,754)	$2,987	$5,509
September 30, 2020 (%)	(2.18)%	(1.35)%	1.08%	1.99%

December 31, 2019 ($)	$(12,540)	$(5,880)	$4,279	$8,032
December 31, 2019 (%)	(4.52)%	(2.12)%	1.54%	2.90%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2020 ($)	$(16,081)	$(11,456)	$9,659	$17,680
September 30, 2020 (%)	(5.80)%	(4.13)%	3.48%	6.37%

December 31, 2019 ($)	$(41,661)	$(21,604)	$12,259	$22,291
December 31, 2019 (%)	(15.02)%	(7.79)%	4.42%	8.04%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the nine months ended September 30, 2020 and 2019, the cost of our interest-bearing liabilities averaged 0.64% and 1.08%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.79% and 4.55%, respectively.
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

On March 27, 2020, the CARES Act was signed into law, which provides banking organizations with optional, temporary relief from complying with Accounting Standards Update No. 2016-13, “Financial Instruments—Credit Losses,” Topic 326, “Measurement of Credit Losses on Financial Instruments” (“CECL”). The Company had planned to adopt CECL as of January 1, 2020, however, due to the uncertain economic conditions caused by the COVID-19 pandemic and the resulting volatility of economic forecasts, the Company elected to defer its adoption of CECL and has, therefore, calculated reserves for loan losses under the incurred loss method at September 30, 2020.
First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual impaired loans with a balance greater than $250 thousand, loss experience trends and other relevant factors.
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $3.4 million at September 30, 2020 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

the borrower, who could not obtain comparable terms from alternative financing sources. In the first nine months of 2020, 33 loans totaling $1.8 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans decreased $2.0 million from December 31, 2019. Changes during the first nine months of 2020 can be attributed to new restructurings in conjunction with bankruptcy offset by payments received on existing troubled debt restructured loans, including the $1.9 million payoff of a commercial loan relationship. Please refer to Note 8 “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications typically provide for the deferral of both principal and interest for 90 days. The CARES Act, along with a joint agency statement issued by banking regulators, provides that modifications meeting certain criteria made in response to COVID-19 do not need to be accounted for as a TDR. As of September 30, 2020, the Company has granted approximately 6,800 deferrals to its customers with aggregate principal balances of $1.4 billion. Payment deferrals granted on approximately 6,300 accounts or $1.3 billion in balances have expired as of October 23, 2020. It is possible that some of these deferrals will be extended in order to provide support for certain COVID-19 impacted customers. As of October 23, 2020, for the accounts on which payment deferrals have expired, 145 accounts or $13.2 million are past due 30-59 days, 25 accounts or $0.4 million are past due 60-89 days and 45 accounts or $1.2 million are past due 90 or more days and still in accruing status.

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
Nonperforming loans, including loans held for sale, increased $17.5 million to $49.7 million at September 30, 2020 compared to $32.2 million at December 31, 2019. During the nine months ended September 30, 2020, $40.4 million of loans were moved to nonaccrual including the transfer of five commercial real estate relationships totaling $32.5 million and one commercial, financial, agricultural and other relationship totaling $0.7 million. Offsetting these additions was a $3.9 million payoff of a commercial real estate relationship, a $1.9 million payoff of a commercial, financial, agricultural and other relationship and a $2.3 million paydown of a commercial, financial, agricultural and other relationship.
The allowance for credit losses as a percentage of nonperforming loans was 177.58% as of September 30, 2020, compared to 160.28% at December 31, 2019, and 141.64% at September 30, 2019. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $7.4 million and general reserves of $80.9 million as of September 30, 2020. Specific reserves increased $5.0 million from December 31, 2019, and $5.9 million from September 30, 2019. The increase from both periods is primarily due to specific reserves of $5.7 million added on the $27.0 million in new commercial real estate nonaccrual loans. Offsetting this was a $0.9 million decrease in specific reserves related to commercial, financial, agricultural and other loans and an $0.8 million decrease related to commercial real estate loans due to the aforementioned payoffs. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2020.
Criticized loans totaled $189.0 million at September 30, 2020 and represented 2.7% of the loan portfolio. The level of criticized loans increased as of September 30, 2020 when compared to December 31, 2019, by $88.4 million, or 87.8%. Classified loans totaled $80.2 million at September 30, 2020 compared to $52.0 million at December 31, 2019, an increase of $28.2 million, or 54.1%. The increase in criticized loans is the result of the aforementioned changes in nonperforming loans as well as credit downgrades on borrowers primarily in the hospitality and retail sectors. Delinquency on accruing loans for the same period decreased $1.9 million, or 14.4%, the majority of which are residential real estate loans.
The allowance for credit losses was $88.3 million at September 30, 2020, or 1.27% of total loans outstanding, compared to 0.83% reported at December 31, 2019, and 0.82% at September 30, 2019. General reserves, or the portion of the allowance related to loans that were not specifically evaluated for impairment, as a percentage of non-impaired loans were 1.17% at September 30, 2020 compared to 0.80% at December 31, 2019 and 0.80% at September 30, 2019. General reserves as a percentage of non-impaired originated loans were 1.24% at September 30, 2020 compared to 0.86% at December 31, 2019 and 0.87% at September 30, 2019. The increase in the general reserve for both periods is reflective of higher qualitative reserves

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

maintained at September 30, 2020 as a result of the COVID-19 pandemic. These reserves were increased in order to provide for risks related to the uncertain economic environment, the large volume of consumer forbearances granted as of September 30, 2020 as a result of COVID-19 as well as consideration of the probable losses incurred in certain loan categories, such as hospitality and retail.
The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	September 30,				December 31, 2019
	2020		2019
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$38,139		$16,227		$18,638
Loans held for sale on a nonaccrual basis	—		—		—
Troubled debt restructured loans on nonaccrual basis	4,511		11,074		6,037
Troubled debt restructured loans on accrual basis	7,078		8,024		7,542
Total nonperforming loans	$49,728		$35,325		$32,217
Loans past due 30 to 90 days and still accruing	$10,259		$12,387		$11,378
Loans past due in excess of 90 days and still accruing	$1,249		$2,054		$2,073
Other real estate owned	$1,079		$1,622		$2,228
Loans held for sale at end of period	$37,998		$20,288		$15,989
Portfolio loans outstanding at end of period	$6,949,716		$6,099,561		$6,189,148
Average loans outstanding	$6,670,819	(a)	$5,935,427	(a)	$5,987,398	(b)
Nonperforming loans as a percentage of total loans	0.71%		0.58%		0.52%
Provision for credit losses	$49,038	(a)	$9,638	(a)	$14,533	(b)
Allowance for credit losses	$88,307		$50,035		$51,637
Net charge-offs	$12,368	(a)	$7,367	(a)	$10,660	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.25%		0.17%		0.18%
Provision for credit losses as a percentage of net charge-offs	396.49%	(a)	130.83%	(a)	136.33%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	1.27%		0.82%		0.83%
Allowance for credit losses as a percentage of end-of-period loans outstanding, excluding PPP loans (c)	1.38%		0.82%		0.83%
Allowance for credit losses on originated loans as a percentage of end-of-period originated loans outstanding	1.31%		0.90%		0.90%
Allowance for credit losses on originated loans as a percentage of end-of-period originated loans outstanding, excluding PPP loans	1.44%		0.90%		0.90%
Allowance for credit losses as a percentage of nonperforming loans (d)	177.58%		141.64%		160.28%

(a)For the nine-month period ended.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,736,736	25%	$1,241,853	20%
Real estate construction	452,989	7	449,039	7
Residential real estate	1,744,020	25	1,681,362	27
Commercial real estate	2,215,311	32	2,117,519	34
Loans to individuals	800,660	11	699,375	12
Total loans and leases net of unearned income	$6,949,716	100%	$6,189,148	100%
During the nine months ended September 30, 2020, loans increased $760.6 million, or 12.3%, compared to balances outstanding at December 31, 2019. All loan categories reflect growth for the nine months ended September 30, 2020, with commercial, financial, agricultural and other loans, commercial real estate and loans to individuals providing a majority of the growth.
Commercial, financial, agricultural and other loans increased $494.9 million, or 39.9%, due to the origination of $570.9 million in PPP loans for small businesses who meet the necessary eligibility requirements. PPP loans are 100% guaranteed by the SBA under the CARES Act and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the PPP requirements. Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans. These loans carry a fixed rate of 1.00% and currently yield 2.7% after considering origination fees and costs. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of loan. PPP loans are for a term of two years, if not forgiven, in whole or in part and payments are deferred for the first six months of the loan. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liability to the Company associated with participation in the program that cannot be determined at this time.
Real estate construction loans increased $4.0 million, or 0.9%, primarily due to growth in residential real estate construction. Residential real estate grew $62.7 million, or 3.7%, primarily due to originations of closed-end 1-4 family mortgage loans. Commercial real estate loans increased $97.8 million, or 4.6%, primarily due to construction real estate loans that converted to permanent loans. Loans to individuals increased $101.3 million, or 14.5%, as a result of growth in the indirect auto and recreational vehicle portfolio of $118.8 million offset by a decrease in other consumer loans of $17.5 million.
As indicated in the table below, commercial real estate and residential real estate loans represent a significant portion of the nonperforming loans as of September 30, 2020. See discussions related to the provision for credit losses and loans for more information.

	For the Nine Months Ended September 30, 2020			As of September 30, 2020
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$4,977	40.24%	0.10%	$5,619	11.30%	0.08%
Real estate construction	(26)	(0.21)	—	362	0.73	0.01
Residential real estate	621	5.02	0.01	11,391	22.91	0.16
Commercial real estate	2,263	18.30	0.05	31,850	64.04	0.45
Loans to individuals	4,533	36.65	0.09	506	1.02	0.01
Total loans, net of unearned income	$12,368	100.00%	0.25%	$49,728	100.00%	0.71%
Net charge-offs for the nine months ended September 30, 2020 totaled $12.4 million, compared to $7.4 million for the nine months ended September 30, 2019. The most significant charge-offs during the nine months ended September 30, 2020 included $4.2 million in charge-offs related to three commercial, financial, agricultural and other loan relationships and a $2.2 million charge-off related to a commercial real estate loan relationship, as well as $4.5 million in net charge-offs related to

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

loans to individuals, primarily indirect auto loans and personal credit lines. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At September 30, 2020, shareholders’ equity was $1.1 billion, an increase of $17.2 million from December 31, 2019. The increase was primarily the result of $47.8 million in net income, $2.7 million in treasury stock sales and an increase of $13.5 million in the fair value of available for sale investments. These increases were partially offset by $32.4 million of dividends paid to shareholders and $14.4 million of common stock repurchases. Cash dividends declared per common share were $0.33 and $0.30 for the nine months ended September 30, 2020 and 2019, respectively.
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
As of September 30, 2020, the Company had $573.5 million in PPP loans outstanding under the CARES Act. Because these loans are 100% guaranteed by the SBA, banking regulators confirmed that they have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the Federal Reserve's PPP Facility from average total assets when calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. The PPP loans originated by the Company are included in our leverage ratio as of September 30, 2020, as we did not utilize the PPP Facility.
As of September 30, 2020, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$992,342	14.44%	$721,538	10.50%	$687,179	10.00%
First Commonwealth Bank	967,486	14.11	719,943	10.50	685,660	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$807,968	11.76%	$584,102	8.50%	$549,744	8.00%
First Commonwealth Bank	783,300	11.42	582,811	8.50	548,528	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$807,968	8.94%	$361,699	4.00%	$452,124	5.00%
First Commonwealth Bank	783,300	8.68	360,923	4.00	451,154	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$737,968	10.74%	$481,026	7.00%	$446,667	6.50%
First Commonwealth Bank	783,300	11.42	479,962	7.00	445,679	6.50
On October 27, 2020, First Commonwealth Financial Corporation declared a quarterly dividend of $0.11 per share payable on November 20, 2020 to shareholders of record as of November 6, 2020. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
On March 4, 2019, a share repurchase program was authorized by the Board of Directors for up to an additional $25.0 million in shares of the Company's common stock. As of September 30, 2020, 1,969,474 common shares were repurchased at an average price of $9.41 per share.
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
As part of its process of adopting CECL, Management implemented a third party software solution and determined appropriate loan segments, methodologies, model assumptions and qualitative components. Our implementation plan also included the assessment and documentation of appropriate processes, policies and internal controls. Refinement and completion of this documentation was completed during the first quarter of 2020. Additionally, Management engaged a third party to perform a model validation, which was completed during the fourth quarter of 2019 and first quarter of 2020. During the third quarter of 2020, Management engaged a third party to complete an annual loss driver analysis. Due to updates incorporated into the model as a result of this analysis, a third party model validation was also completed in the third quarter.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On March 4, 2019, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock. The following table details the amount of shares repurchased under this program in the third quarter of 2020:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
July 31, 2020	—	—	—	1,985,972
August 31, 2020	—	—	—	1,906,048
September 30, 2020	1,207,916	7.58	1,207,916	836,734

Total	1,207,916	$7.58	1,207,916

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $7.87 at July 31, 2020, $8.20 at August 31, 2020 and $7.74 at September 30, 2020.

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: November 6, 2020	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: November 6, 2020	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer