Form 10-K
period 2020-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2021-03-01
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer ☒     Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2020) was approximately $799,866,969.
The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of February 25, 2021, was 96,162,202.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 23, 2021 are incorporated by reference into Part III.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), including statements regarding the potential effects of the ongoing COVID-19 pandemic on our business, financial condition, liquidity and results of operations, notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of First Commonwealth or its management or Board of Directors, including those relating to products, services or operations; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may,” are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:
•Local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact.
•Volatility and disruption in national and international financial markets.
•Government intervention in the U.S. financial system.
•Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.
•Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
•The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.
•Inflation, interest rate, securities market and monetary fluctuations.
•The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply.
•The soundness of other financial institutions.
•Political instability.
•Impairment of our goodwill or other intangible assets.
•Acts of God or of war or terrorism.
•The timely development and acceptance of new products and services and perceived overall value of these products and services by users.
•Changes in consumer spending, borrowings and savings habits.
•Changes in the financial performance and/or condition of our borrowers.
•Technological changes.
•The cost and effects of cyber incidents or other failures, interruption or security breaches of our systems or those of third-party providers.
•Acquisitions and integration of acquired businesses.
•Our ability to increase market share and control expenses.
•Our ability to attract and retain qualified employees.
•Changes in the competitive environment in our markets and among banking organizations and other financial service providers.
•The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.
•Changes in the reliability of our vendors, internal control systems or information systems.
•Changes in our liquidity position.
•Changes in our organization, compensation and benefit plans.
•The impact of the ongoing COVID-19 pandemic and any other pandemic, epidemic or health-related crisis.
•The costs and effects of legal and regulatory developments, the resolution of legal proceedings or regulatory or other governmental inquiries, the results of regulatory examinations or reviews and the ability to obtain required regulatory approvals.
•Greater than expected costs or difficulties related to the integration of new products and lines of business.
•Our success at managing the risks involved in the foregoing items.

Further, statements about the potential effects of the ongoing COVID-19 pandemic on our business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, clients, third parties and us.

Forward-looking statements speak only as of the date on which such statements are made. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.    Business
Overview
First Commonwealth Financial Corporation (“First Commonwealth,” the “Company” or “we”) is a financial holding company headquartered in Indiana, Pennsylvania. First Commonwealth's subsidiaries include, First Commonwealth Bank ("FCB" or the "Bank"), First Commonwealth Insurance Agency, Inc. ("FCIA"), FRAMAL and First Commonwealth Financial Advisors, Inc ("FCFA"). We provide a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services and offer insurance products through FCB and our other operating subsidiaries. At December 31, 2020, we had total assets of $9.1 billion, total loans of $6.8 billion, total deposits of $7.4 billion and shareholders’ equity of $1.1 billion. Our principal executive office is located at 601 Philadelphia Street, Indiana, Pennsylvania 15701, and our telephone number is (724) 349-7220.
FCB is a Pennsylvania bank and trust company. At December 31, 2020, the Bank operated 120 community banking offices throughout western and central Pennsylvania, and northeastern, central and southwestern Ohio, as well as corporate banking centers in Pittsburgh, Pennsylvania, and Columbus, Canton and Cleveland, Ohio, and mortgage banking offices in Wexford, Pennsylvania, and Hudson, Westlake and Lewis Center, Ohio. The Bank also operates a network of 139 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the NYCE and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is a member of the Allpoint ATM network, which allows surcharge-free access to over 55,000 ATMs. The Bank is also a member of the “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of over 350 ATMs in over 50 counties in Pennsylvania, Maryland, New York, and Ohio.
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
We have also focused on organic growth, improving the reach of our franchise and the breadth of our product offering. As part of this strategy, we have opened fourteen de novo branches since 2005, all of which are in the greater Pittsburgh area. As a result of our prior acquisitions and de novo strategy, FCB operates 46 branches and a corporate banking center in the Pittsburgh metropolitan statistical area and currently ranks tenth in deposit market share.
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

Loans to Individuals
The loans to individuals category includes consumer installment loans, personal lines of credit, consumer credit cards and indirect automobile and recreational vehicle loans. Credit risk for consumer loans can arise from a borrower’s inability or unwillingness to repay the loan, and in the case of secured loans, by a shortfall in the value of the collateral in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral.
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
Deposits
Deposits are our primary source of funds to support our revenue-generating assets. We offer traditional deposit products to businesses and other customers with a variety of rates and terms. Deposits at our bank are insured by the FDIC up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At December 31, 2020, we held $7.4 billion of total deposits, which consisted of $2.3 billion, or 31%, in non-interest bearing checking accounts, $4.5 billion, or 61%, in interest bearing checking accounts, money market and savings accounts, and $0.6 billion, or 8%, in CDs and IRAs.

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
Human Capital Resources
Our employees are key to First Commonwealth’s success as an organization. We are committed to attracting, retaining and promoting top quality talent regardless of sex, sexual orientation, gender identity, race, color, national origin, age, religion and physical ability. We strive to identify and select the best candidates for all open positions based on qualifying factors for each job. We are dedicated to providing a workplace for our employees that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance; and recognizing and respecting all of the characteristics and differences that make each of our employees unique. At December 31, 2020, First Commonwealth and its subsidiaries employed 1,323 full-time employees and 70 part-time employees.
Our team strives to live our core values of accountability, customer service, integrity, excellence and inclusion, while delivering our Customer Service Promise. Our Customer Service Promise represents five critical behaviors designed to create an extraordinary customer experience: put customers first, be relentless, inspire confidence, champion simplicity and obsess with yes.
As we navigated the COVID-19 crisis throughout 2020, the safety and well-being of our employees, customers, partners, and communities remained our top priority. To protect the health and financial security of our employees, the Company directed and enabled approximately 40% of its workforce to work-from-home and relocated onsite employees to create physical separation within departments and between individual employees. We also enhanced our cleaning protocols, provided personal protective equipment to our employees, required face coverings for employees and customers, conducted temperature screening and took other measures to comply with directives of state and local health departments. In addition, we provided up to 40 hours of additional paid time off to employees who work onsite, offered no-interest loans up to $2,000 to all employees, and provided no-cost COVID-19 treatment under the Company’s medical plan. Communication with our employees was a priority through weekly leadership messaging and frequent COVID-19 updates. Employees had direct connection to get their questions answered through an internal COVID-19 Hotline and a streamlined approach to help those with positive test results.
We also continued to strengthen our commitment to diversity and inclusion in 2020. Our CEO and leadership team responded to racial injustice by leadership messaging and having conversations with employees of color to listen with understanding. We took an active approach to provide training and have meaningful conversations at the highest levels in the organization and provided financial support to organizations that address anti-racism education or programming. Our objective of creating an environment that encourages diversity and inclusion was best measured by our 2020 employee engagement survey in which employees rated diversity & inclusion as the highest rated category. In 2020, we have made progress toward our internal goals of increasing the representation of racial minorities, individuals with disabilities and veterans within our workforce and women who serve in leadership positions.
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
A significant portion of our income comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, our bank is subject to limitations under Pennsylvania law regarding the level of dividends that it may pay to us. In general, dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus is at least equal to capital. Dividends may not reduce surplus without the prior consent of the Pennsylvania Department of Banking and Securities. FCB has not reduced its surplus through the payment of dividends. As of December 31, 2020, FCB could pay dividends to First Commonwealth of $295.9 million without reducing its capital levels below "well capitalized" levels and without the approval of the Pennsylvania Department of Banking and Securities.
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
In July 2013, the federal bank regulators approved final rules (the “Basel III Capital Rules”) implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. Since fully phased in on January 1, 2019, the Basel III Capital Rules require First Commonwealth and FCB to maintain the following:
•A minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of CET1 to risk-weighted assets of 7.0%);
•A minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%);
•A minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5%); and
•A minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
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
First Commonwealth believes that, as of December 31, 2020, FCB was a “well-capitalized” bank as defined by the FDIA. See Note 24 “Regulatory Restrictions and Capital Adequacy” of Notes to the Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.
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
The Dodd-Frank Act contained an exemption from the interchange fee cap for any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. We currently qualify for this exemption. We earned approximately $24.0 million in card related interchange income during the 2019 fiscal year. If we did not qualify for this exemption, we estimate that our interchange income would have been approximately $13.2 million, representing a $10.7 million reduction due to the cap on interchange fees. We would become subject to the interchange fee cap beginning July 1 of the year following the time when the level of our total assets reaches or exceeds $10 billion.

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

ITEM 1A.    Risk Factors
An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and you could lose all or part of your investment.
Risks Related To Our Business
Interest Rate Risks
We Are Subject to Interest Rate Risk
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Some foreign central banks have moved to a negative interest rate environment, which has exerted downward pressure on the profitability of banks in those regions and this interest rate trend could extend to the United States. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on our business, financial condition and results of operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section captioned “Net Interest Income” and Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for further discussion related to interest rate sensitivity and our management of interest rate risk.
We May Be Adversely Impacted by the Transition from LIBOR as a Reference Rate
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.
It is not possible to predict what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., AMERIBOR or the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
Credit and Lending Risks
We Are Subject to Lending Risk
There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.
We Are Subject to Risk Arising from Conditions in the Commercial Real Estate Market
As of December 31, 2020, commercial real estate mortgage loans comprised approximately 33% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Furthermore, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
Our Allowance for Credit Losses may be Insufficient
All borrowers carry the potential to default and our remedies to recover may not fully satisfy money previously loaned. We maintain an allowance for credit losses, which represents management’s best estimate of credit losses within the existing portfolio of loans. The allowance, in the judgment of management, is appropriate to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for credit losses reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic conditions and unidentified losses in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions or forecasts, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different than those of management. An increase in the allowance for credit losses results in a decrease in net income or losses, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.

Liquidity Risk
We Are Subject to Liquidity Risk
We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce our access to liquidity sources include a downturn in the economy, difficult credit markets or adverse regulatory actions against us. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.
Operational Risks
Our Accounting Estimates and Risk Management Processes Rely On Analytical and Forecasting Models
The processes we use to estimate our expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for estimating our expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.
The Value of Our Goodwill and Other Intangible Assets May Decline in the Future
As of December 31, 2020, we had $316.8 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets which could have a material adverse effect on our business, financial condition and results of operations.
We Are Subject to Risk Arising from Failure or Circumvention of Our Controls and Procedures
Our internal controls, disclosure controls and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures; failure to comply with regulations related to controls and procedures; or failure to comply with our corporate governance policies and procedures could have a material adverse effect on our reputation, business, financial condition and results of operations. Furthermore, notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on people as our greatest resource, and, from time-to-time, they make mistakes or engage in violations of applicable policies, laws, rules or procedures that are not always caught immediately by our technological processes or by our controls and other procedures, which are intended to prevent and detect such errors or violations. Human errors, malfeasance and other misconduct, including the intentional misuse of client information in connection with insider trading or for other purposes, even if promptly discovered and remediated, can result in reputational damage or legal risk and have a material adverse effect on our business, financial condition and results of operations.
New Lines of Business, Products or Services and Technological Advancements May Subject Us to Additional Risks
From time to time, we implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of certain new technologies, such as those related to artificial intelligence and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. In addition, cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, any new line of business, new product or service and/or new technology could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business, new products or services and/or new technologies could have a material adverse effect on our business, financial condition and results of operations.
Our Reputation and our Business Are Subject to Negative Publicity Risk
Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally. In addition, our reputation or prospects may be significantly damaged by adverse publicity or negative information regarding us, whether or not true, that may be posted on social media, non-mainstream news services or other parts of the internet, and this risk is magnified by the speed and pervasiveness with which information is disseminated through those channels.
Our Business, Financial Condition and Results of Operations Are Subject to Risk from Changes in Customer Behavior
Individual, economic, political, industry-specific conditions and other factors outside of our control, such as fuel prices, energy costs, real estate values or other factors that affect customer income levels, could alter anticipated customer behavior, including borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect our ability to anticipate business needs and meet regulatory requirements. Further, difficult economic conditions may negatively affect consumer confidence levels. A decrease in consumer confidence levels would likely aggravate the adverse effects of these difficult market conditions on us, our customers and others in the financial institutions industry.
First Commonwealth Relies on Dividends from its Subsidiary Bank for Most of Its Revenue
First Commonwealth is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenues from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on First Commonwealth’s common stock and interest and principal on First Commonwealth’s debt. Various federal and/or state laws and regulations limit the amount of dividends that FCB and certain non-bank subsidiaries may pay to First Commonwealth. In the event FCB is unable to pay dividends to First Commonwealth, First Commonwealth may not be able to service debt, pay obligations or pay dividends on its common stock. The inability to receive dividends from FCB could have a material adverse effect on First Commonwealth’s business, financial condition and results of operations.
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
Even the most well protected information, networks, systems and facilities remain potentially vulnerable to attempted security breaches or disruptions because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case.

Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants or our third party vendors, including as a result of cyber attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Our Operations Rely On Certain External Vendors
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
In addition, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. Although we have selected these external vendors carefully, we do not control their actions. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business and, in turn, our financial condition and results of operations. Replacing these external vendors could also entail significant delay and expense.
Financial Services Companies Depend on the Accuracy and Completeness of Information About Customers and Counterparties
In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business, financial condition and results of operations.
External and Market-Related Risks
We are Subject to Risk Arising from The Soundness of Other Financial Institutions and Counterparties
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our business, financial condition and results of operations.
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

Compliance and Regulatory Risks
We are Subject to Extensive Government Regulation and Supervision
Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. See “Supervision and Regulation” included in Item 1. Business for a more detailed description of the regulatory requirements applicable to First Commonwealth.
Risks Related to Acquisition Activity
Potential Acquisitions May Disrupt Our Business and Dilute Stockholder Value
We generally seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things, (i) potential exposure to unknown or contingent liabilities of the target company; (ii) exposure to potential asset quality issues of the target company; (iii) potential disruption to our business; (iv) potential diversion of our management’s time and attention; (v) the possible loss of key employees and customers of the target company; (vi) difficulty in estimating the value of the target company; and (vii) potential changes in banking or tax laws or regulations that may affect the target company.
Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition and results of operations.
Acquisitions May Be Delayed, Impeded, or Prohibited Due to Regulatory Issues
Acquisitions by financial institutions, including us, are subject to approval by a variety of federal and state regulatory agencies (collectively, “regulatory approvals”). The process for obtaining these required regulatory approvals has become substantially more difficult since the global financial crisis, and our ability to engage in certain merger or acquisition transactions depends on the bank regulators' views at the time as to our capital levels, quality of management, and overall condition, in addition to their assessment of a variety of other factors, including our compliance with law. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to Bank Secrecy Act compliance, Community Reinvestment Act issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.
Risks Associated with Our Common Stock
The Trading Volume in Our Common Stock Is Less Than That of Other Larger Financial Services Companies
Although First Commonwealth’s common stock is listed for trading on the NYSE, the trading volume in its common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of First Commonwealth’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of First Commonwealth’s common stock, significant sales of First Commonwealth’s common stock, or the expectation of these sales, could cause First Commonwealth’s stock price to fall.

First Commonwealth May Not Continue to Pay Dividends on Its Common Stock in The Future
Holders of First Commonwealth common stock are only entitled to receive such dividends as its board of directors may declare out of funds legally available for such payments. Although First Commonwealth has historically declared cash dividends on its common stock, it is not required to do so and may reduce or eliminate its common stock dividend in the future. This could adversely affect the market price of First Commonwealth’s common stock. Also, First Commonwealth is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the FRB regarding capital adequacy and dividends.
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
An Investment in Our Common Stock Is Not an Insured Deposit
Our common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.
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
Risks Related to the COVID-19 Pandemic
Our Business, Financial Condition, Liquidity and Results of Operations Have Been, and Will Likely Continue to Be, Adversely Affected by the COVID-19 Pandemic.
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted and many of which are outside of our control, including the scope and duration of the pandemic, the effectiveness of our Business Continuity and Health Emergency Response plans, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken, or that may yet be taken, or inaction, by governmental authorities and other third parties in response to the pandemic.
The COVID-19 pandemic has contributed to:
◦Increased unemployment and business disruption and decreased consumer and business confidence and consumer and commercial activity generally, leading to an increased risk of delinquencies, defaults and foreclosures.
◦Higher and more volatile credit loss expense and potential for increased charge-offs, particularly as customers may need to draw on their committed credit lines to help finance their businesses and activities.
◦Ratings downgrades, credit deterioration and defaults in many industries, particularly energy, retail/strip centers, hotels/lodging, restaurants, entertainment and commercial real estate.
◦A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets.
◦A decrease in the rates and yields on U.S. Treasury securities, which may lead to decreased net interest income.
◦Increased demands on capital and liquidity, leading us to cease repurchases of our common stock in order to preserve capital and provide added liquidity.

◦A reduction in the value of the assets that we manage or otherwise administer or service for others, affecting related fee income and demand for our services.
◦Heightened cybersecurity, information security and operational risks as a result of a remote workforce and impacts on our service providers.
Any disruption to our ability to deliver financial products or services to, or interact with, our clients and customers could result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm our reputation.
General Risk Factors
We are Subject to Risk from Fluctuating Conditions in the Financial Markets and Economic and Political Conditions Generally
Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by a decline in economic growth both in the U.S. and internationally; declines in business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; oil price volatility; natural disasters; trade policies and tariffs; or a combination of these or other factors. While recent economic conditions in the United States and worldwide have seen improving trends since the onset of the COVID-19 pandemic, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty regarding continuing economic improvement could result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.
Changes in The Federal, State or Local Tax Laws May Negatively Impact Our Financial Performance and We Are Subject to Examinations and Challenges by Tax Authorities
We are subject to federal and applicable state tax laws and regulations. Changes in these tax laws and regulations, some of which may be retroactive to previous periods, could increase our effective tax rates and, as a result, could negatively affect our current and future financial performance. Furthermore, tax laws and regulations are often complex and require interpretation. In the normal course of business, we are routinely subject to examinations and challenges from federal and applicable state tax authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our business, financial condition and results of operations.
We May Need to Raise Additional Capital in The Future, and Such Capital May Not Be Available When Needed or at All
We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.
We cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of FCB or counterparties participating in the capital markets, or a downgrade of First Commonwealth’s or FCB’s debt ratings, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition and results of operations.
Our Stock Price Can Be Volatile
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things, (i) actual or anticipated variations in quarterly results of operations; (ii) recommendations by securities analysts; (iii) operating and stock price performance of other companies that investors deem comparable to us; (iv) news reports relating to trends, concerns and other issues in the financial services industry; (v) perceptions in the marketplace regarding us and/or our competitors; (vi) new technology used, or services offered, by competitors; (vii) the issuance by us of additional securities, including common stock and securities that are convertible into or exchangeable for, or that represent the right to receive, common stock; (viii) sales of a large block of shares of our common stock or similar securities in the market after an equity offering, or the perception that such sales could occur; (ix) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (x) failure to integrate acquisitions or realize anticipated benefits from acquisitions; (xi) changes in government regulations; and (xii) geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, including real or anticipated changes in the strength of the economy; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; and interest rate changes, oil price volatility or credit loss trends could also cause our stock price to decrease regardless of operating results.
Changes in Accounting Standards Could Materially Impact Our Financial Statements
From time to time accounting standards setters change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results or a cumulative charge to retained earnings. See New Accounting Pronouncements at the end of Item 7. Financial Statements and Supplementary Data elsewhere in this report for further information regarding pending accounting standards updates.
We May Not Be Able to Attract and Retain Skilled People
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in many activities engaged in by us is intense and we may not be able to hire people or to retain them. We do not currently have employment agreements or non-competition agreements with any of our senior officers. The unexpected loss of services of key personnel could have a material adverse impact on our business, financial condition and results of operations because of their customer relationships, skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In addition, the scope and content of U.S. banking regulators' policies on incentive compensation, as well as changes to these policies, could adversely affect our ability to hire, retain and motivate our key employees.

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
First Commonwealth Bank has 120 community banking offices, of which 45 are leased and 75 are owned. We also lease three mortgage loan production offices and four corporate loan production offices.
While these facilities are adequate to meet our current needs, available space is limited and additional facilities may be required to support future expansion. However, we have no significant plans to lease, purchase or construct additional administrative facilities.

ITEM 3.    Legal Proceedings
The information required by this Item is set forth in Part II, Item 8, Note 21, “Contingent Liabilities,” which is incorporated herein by reference in response to this item.

ITEM 4.    Mine Safety Disclosures
Not applicable.

Executive Officers of First Commonwealth Financial Corporation
The name, age and principal occupation for each of the executive officers of First Commonwealth Financial Corporation as of December 31, 2020 is set forth below:
Jane Grebenc, age 62, has served as Executive Vice President and Chief Revenue Officer of First Commonwealth Financial Corporation and President of First Commonwealth Bank since May 31, 2013. Ms. Grebenc's financial services career includes executive leadership roles at a variety of institutions, including Park View Federal Savings Bank, Key Bank, and National City Bank. She was formerly the Executive Vice President in charge of the retail, marketing, IT and operations and the mortgage segments at Park View Federal Savings Bank from 2009 until 2012, the Executive Vice President in charge of the Wealth Segment at Key Bank from 2007 until 2009 and the Executive Vice President / Branch Network at National City Bank prior to 2007.

Brian Karrip, age 60, has served as Executive Vice President and Chief Credit Officer of First Commonwealth Bank since September 2016.  Prior to joining First Commonwealth, Mr. Karrip served as Executive Vice President, Specialized Lending for FirstMerit Bank.  Prior to joining FirstMerit Bank, Mr. Karrip served as Managing Director and Group Head of Loan Syndications and Sales at KeyBanc Capital Markets.  Mr. Karrip’s financial services career also includes 16 years with National City Bank where he held a variety of roles in the commercial lending division and served as Regional President of Michigan and Illinois.
Leonard V. Lombardi, age 61, has served as Executive Vice President and Chief Audit Executive of First Commonwealth Financial Corporation since January 1, 2009. He was formerly Senior Vice President / Loan Review and Audit Manager.

Norman J. Montgomery, age 53, has served as the Executive Vice President of Business Integration of First Commonwealth Bank since May 2011. He oversees First Commonwealth’s product development and assumed oversight of First Commonwealth’s technology and operations functions in July 2012. He served as Senior Vice President/Business Integration of First Commonwealth Bank from September 2007 until May 2011 and previously held positions in the technology, operations, audit and marketing areas.
T. Michael Price, age 58, has served as President and Chief Executive Officer of First Commonwealth Financial Corporation and Chief Executive Officer of First Commonwealth Bank since March 2012. Mr. Price served as President of First Commonwealth Bank from November 2007 to May 2013. From January 1, 2012 to March 7, 2012, he served as Interim President and Chief Executive Officer of First Commonwealth Financial Corporation. He was formerly Chief Executive Officer of the Cincinnati and Northern Kentucky Region of National City Bank from July 2004 to November 2007 and Executive Vice President and Head of Small Business Banking of National City Bank prior to July 2004.
James R. Reske, age 57, joined First Commonwealth Financial Corporation as Executive Vice President, Chief Financial Officer and Treasurer on April 28, 2014. Prior to joining First Commonwealth, Mr. Reske served as Executive Vice President, Chief Financial Officer, and Treasurer at United Community Financial Corporation in Youngstown, Ohio from 2008 until April 2014. Mr. Reske's financial services career includes investment banking roles within the Financial Institutions Groups at Keybanc Capital Markets, Inc. in Cleveland, Ohio and at Morgan Stanley & Company in New York. Mr. Reske also provided expertise and counsel to financial institutions and other organizations on mergers and acquisitions and capital markets activities as an attorney at Wachtell, Lipton, Rosen & Katz, as well as at Sullivan & Cromwell. Earlier in his career, Mr. Reske worked at the Board of Governors of the Federal Reserve System in Washington, DC and at the Federal Reserve Bank of Boston.
Carrie L. Riggle, age 51, has served as Executive Vice President / Human Resources since March 1, 2013. Ms. Riggle has been with First Commonwealth for more than 20 years. Over the course of her tenure, Ms. Riggle has been responsible for the daily operations of the Human Resources function and was actively involved in the establishment and development of a centralized corporate human resources function within the Company.
Matthew C. Tomb, age 44, has served as Executive Vice President, Chief Risk Officer and General Counsel of First Commonwealth Financial Corporation since November 2010. He previously served as Senior Vice President / Legal and Compliance since September 2007. Before joining First Commonwealth, Mr. Tomb practiced law with Sherman & Howard L.L.C. in Denver, Colorado.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
First Commonwealth is listed on the NYSE under the symbol “FCF.” As of December 31, 2020, there were approximately 5,705 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2020
First Quarter	$14.62	$8.20	$0.11
Second Quarter	9.98	7.07	0.11
Third Quarter	8.75	7.16	0.11
Fourth Quarter	10.94	7.82	0.11

Period	High Sale	Low Sale	Cash Dividends Per Share
2019
First Quarter	$14.29	$12.18	$0.10
Second Quarter	13.87	12.57	0.10
Third Quarter	13.77	12.08	0.10
Fourth Quarter	14.86	12.67	0.10
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

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the SNL U.S. Bank Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2015, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
First Commonwealth Financial Corporation	100.00	161.17	166.66	143.93	177.98	140.81
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
SNL U.S. Bank Index	100.00	126.35	149.21	124.00	167.93	145.49

Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the amount of shares repurchased during the fourth quarter of 2020.

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2020	792,030	$8.25	792,030	—
November 30, 2020	—	—	—	—
December 31, 2020	—	—	—	—
Total	792,030	$8.25	792,030

For additional information, please see Part III, Item 12, "Security ownership of Certain Beneficial Owners." Information called for by this item concerning security ownership of certain beneficial owners and security ownership of management will be included in the Proxy Statement under the headings “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Directors and Management,” and is incorporated herein by reference.

ITEM 6.    Selected Financial Data
The following selected financial data is not covered by the auditor’s report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Consolidated Financial Statements and related notes.

	Periods Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands, except share data)
Interest income	$301,209	$325,264	$292,257	$250,550	$217,614
Interest expense	32,938	55,402	40,035	21,770	18,579
Net interest income	268,271	269,862	252,222	228,780	199,035
Provision for credit losses	56,718	14,533	12,531	5,087	18,480
Net interest income after provision for credit losses	211,553	255,329	239,691	223,693	180,555
Net securities gains (losses)	70	22	8,102	5,040	617
Other income	94,406	85,463	80,535	75,291	63,982
Other expenses	215,826	209,965	195,556	200,298	159,925
Income before income taxes	90,203	130,849	132,772	103,726	85,229
Income tax provision	16,756	25,516	25,274	48,561	25,639
Net Income	$73,447	$105,333	$107,498	$55,165	$59,590
Per Share Data—Basic
Net Income	$0.75	$1.07	$1.09	$0.58	$0.67
Dividends declared	$0.44	$0.40	$0.35	$0.32	$0.28
Average shares outstanding	97,499,586	98,317,787	99,036,163	95,220,056	88,851,573
Per Share Data—Diluted
Net Income	$0.75	$1.07	$1.08	$0.58	$0.67
Average shares outstanding	97,758,965	98,588,164	99,223,513	95,331,037	88,851,573
At End of Period
Total assets	$9,068,104	$8,308,773	$7,828,255	$7,308,539	$6,684,018
Investment securities	1,205,294	1,256,176	1,335,228	1,183,291	1,187,623
Loans and leases, net of unearned income	6,761,183	6,189,148	5,774,139	5,407,376	4,879,347
Allowance for credit losses	101,309	51,637	47,764	48,298	50,185
Deposits	7,438,666	6,677,615	5,897,992	5,580,705	4,947,408
Short-term borrowings	117,373	201,853	721,823	707,466	867,943
Subordinated debentures	170,612	170,450	170,288	72,167	72,167
Other long-term debt	56,258	56,917	7,551	8,161	8,749
Shareholders’ equity	1,068,617	1,055,665	975,389	888,127	749,929
Key Ratios
Return on average assets	0.82%	1.31%	1.42%	0.77%	0.89%
Return on average equity	6.82	10.32	11.41	6.45	8.02
Net loans to deposits ratio	89.53	91.91	97.09	96.03	97.61
Dividends per share as a percent of net income per share	58.67	37.38	32.11	55.17	41.79
Average equity to average assets ratio	12.00	12.71	12.47	11.86	11.15
Results for 2020 reflect accounting for the allowance for credit losses under the current expected credit loss methodology, while results prior to 2020 reflect accounting under the incurred methodology.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis represents an overview of the financial condition and the results of operations of First Commonwealth, and its subsidiaries, as of and for the years ended December 31, 2020, and 2019. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a more thorough understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and other financial information presented in this Annual Report. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 2, 2020 for a discussion and analysis of the factors that affected periods prior to 2019.

Company Overview
First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCB and insurance products through FCIA. At December 31, 2020, FCB operated 120 community banking offices throughout western and central Pennsylvania and northeastern, central and southwestern Ohio, as well as loan production offices in Pittsburgh, Pennsylvania, and Cleveland, Columbus, Canton, Lewis Center, Hudson and Westlake, Ohio.
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
Allowance for Credit Losses
We account for the credit risk associated with our lending activities through the allowance and provision for credit losses. The allowance represents management’s best estimate of expected losses in our existing loan portfolio as of the balance sheet date. The provision is a periodic charge to earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of expected losses. Management determines and reviews with the Board of Directors the appropriateness of the allowance on a quarterly basis in accordance with the methodology described below.
•Loans are segmented into groups with similar characteristics and risks and an allowance for credit losses is calculated for each segment based on the estimate of credit losses.
•The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default and loss given default measures the expected loss upon default. Inputs impacting the expected losses includes a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm.
•Loans that do not have the same risks and characteristics of the loan pools are individually reviewed. These are generally large balance commercial loans and commercial mortgages that are rated less than “satisfactory” based on our internal credit-rating process.
•We assess whether the loans identified for review are “nonperforming,”. This means it is expected that all amounts will not be collected according to the contractual terms of the loan agreement, which generally represents loans that management has placed on nonaccrual status and accruing troubled debt restructurings.
•For individually analyzed loans we calculate the estimated fair value of the loans that are selected for review based on observable market prices, discounted cash flows or the value of the underlying collateral and record an allowance if needed.
•We then review the results to determine the appropriate balance of the allowance for credit losses. This review includes consideration of additional factors, such as the mix of loans in the portfolio, the balance of the allowance relative to total loans and nonperforming assets, trends in the overall risk profile in the portfolio, trends in delinquencies and nonaccrual loans, and local and national economic information and industry data, including trends in the industries we believe are higher risk.
There are many factors affecting the allowance for credit losses; some are quantitative, while others require qualitative judgment. These factors require the use of estimates related to the amount and timing of expected future cash flows, appraised values on nonperforming loans, estimated losses for each loan category based on historical loss experience by category, forecasts of economic trends and conditions, all of which may be susceptible to significant judgment and change. To the extent that actual outcomes differ from estimates, additional provisions for credit losses could be required that could adversely affect our earnings or financial position in future periods.

Results of Operations—2020 Compared to 2019
Net Income
Net income for 2020 was $73.4 million, or $0.75 per diluted share, as compared to net income of $105.3 million, or $1.07 per diluted share in 2019. The decline in net income was the result of $42.2 million in provision for credit losses recognized in order to provide for estimated losses related to the COVID-19 pandemic and expenses of $3.4 million and $2.7 million related to the voluntary early retirement program and branch consolidation initiatives, respectively. Partially offsetting the higher level of expenses was an increase in noninterest income of $9.0 million, due to gains on sale of mortgage loans of $18.8 million in 2020 compared to $7.8 million in 2019.
Our return on average equity was 6.8% and our return on average assets was 0.82% for 2020, compared to 10.3% and 1.31%, respectively, for 2019.
Average diluted shares for the year 2020 were 1% less than the comparable period in 2019 primarily due to $20.9 million of common stock buybacks completed during 2020.
Net Interest Income
Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully taxable equivalent basis, to average interest-earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate federal income tax rate of 21%. The taxable equivalent adjustment to net interest income for 2020 was $1.5 million compared to $1.7 million in 2019. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income) at 74% and 76% for the years ended December 31, 2020 and 2019, respectively.

Net interest income, on a fully taxable equivalent basis, was $269.7 million for the year-ended December 31, 2020, a $1.9 million, or 1%, decrease compared to $271.6 million for the same period in 2019. The net interest margin, on a fully taxable equivalent basis, decreased 43 basis points to 3.32% in 2020 from 3.75% in 2019. The net interest margin is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.
The impact of growth in interest-earning assets in 2020 was offset by the effect of the mix of the asset growth and lower interest rates, resulting in a decrease in the net interest margin for the year ended December 31, 2020. Average earning assets for the year ended December 31, 2020 increased $878.9 million, or 12%, compared to the year ended December 31, 2019. This increase in the volume of interest-earning assets positively increased net interest income by $42.9 million in the year ended December 31, 2020 compared to the same period in 2019, while changes in rates negatively impacted net interest income by $44.8 million. Interest-sensitive assets totaling $2.6 billion will either reprice or mature over the next twelve months.
The taxable equivalent yield on interest-earning assets was 3.72% for the year ended December 31, 2020, a decrease of 79 basis points from the 4.51% yield for the same period in 2019. This decrease is largely due to a decrease in the loan portfolio yield, which declined by 80 basis points compared to the prior year. Contributing to this decrease was the decline in the yield on our adjustable and variable rate commercial loan portfolios, which decreased by 95 basis points largely due to the Federal Reserve decreasing short-term interest rates. During the first quarter of 2020, the Federal Reserve decreased the federal funds target rate by 150 basis points in addition to the 75 basis point in rate decreases made during 2019.
The loan yield for the year ended December 31, 2020 was also impacted by $589.1 million in Paycheck Protection Program ("PPP") loans originated under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") which have a stated loan rate of 1% and a yield of 3.2% for the year ended December 31 2020. The yield on PPP loans includes the recognition of PPP loan deferred processing fees, net of deferred origination costs, of $8.4 million for the year ended December 31, 2020. These amounts are recognized in interest income as a yield adjustment over the life of the loan with accelerated recognition when a loan is forgiven or paid off. As of December 31, 2020, we expect to recognize additional PPP-related deferred processing fees, net of origination costs, of approximately $10.4 million as an adjustment to yield over the remaining life of the loans. At December 31, 2020, the balance of PPP loans outstanding totaled $478.9 million. PPP loans increased the average balance of loans by $382.6 million during the year ended December 31, 2020, decreasing the loan portfolio yield by 6 basis points and the net interest margin by 1 basis point.
The investment portfolio yield decreased 53 basis points in comparison to the prior year as a result of the decrease in short-term interest rates. Investment portfolio purchases during the year ended December 31, 2020 have been primarily in obligations of US government agencies, obligations of other government-sponsored enterprises and obligations of states and political subdivisions with durations of approximately 4 to 11 years. Additionally, as a result of excess liquidity caused by significant growth in deposits during 2020, the average balance of interest-bearing deposits with banks has increased from $15.8 million in 2019 to $179.2 million in 2020. The impact of the level and rate paid on interest-bearing deposits with banks decreased the yield on interest-earnings assets by 8 basis points for the year ended December 31, 2020.
Decreases in the cost of interest-bearing liabilities partially offset the negative impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.58% for the year-ended December 31, 2020, compared to 1.03% for the same period in 2019. Lower market interest rates resulted in the cost of interest-bearing deposits decreasing 36 basis points and short-term borrowings decreasing 163 basis points in comparison to the same period in the prior year. Deposit growth due to the retention of PPP loan proceeds and the deposit of Federal stimulus checks, as well as deposits acquired in the third quarter of 2019 acquisition of Santander branches, combined to contribute to a decline in average short-term borrowings of $248.9 million for the year ended December 31, 2020 compared to the same period in 2019. Lower market interest rates and management's efforts to reduce deposit costs resulted in the cost of interest-bearing deposits decreasing 42 basis points and in the cost of short-term borrowings decreasing 163 basis points in comparison to the same period last year. The decline in short-term interest rates impacted the cost of long-term debt, decreasing the cost by 41 basis points.
Comparing the year ended December 31, 2020 with the same period in 2019, changes in rates negatively impacted net interest income by $44.8 million. The lower yield on interest-earning assets decreased net interest income by $64.3 million, while the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $19.5 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively increased net interest income by $42.9 million in the year ended December 31, 2020 compared to the same period in 2019. Higher levels of interest-earning assets resulted in an increase of $39.9 million in interest income, and changes in the volume of interest-bearing liabilities decreased interest expense by $3.0 million, primarily due to a decreases in short-term borrowings and time deposits.
Positively affecting net interest income was a $586.9 million increase in average net free funds at December 31, 2020 as compared to December 31, 2019. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was a $551.9 million increase in average noninterest-bearing demand deposits primarily due to deposit growth related to PPP loan proceeds as well as $86.6 million in deposits attributed to the Santander branch acquisition completed in the third quarter of 2019. Average time deposits for the year ended December 31, 2020 decreased $137.4 million, or 16%, compared to the comparable period in 2019, while the average rate paid on time deposits decreased 28 basis points. Over the next twelve months, $419.1 million in certificates of deposits are scheduled to mature.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the periods presented:

	For the Years Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$301,209	$325,264	$292,257
Adjustment to fully taxable equivalent basis	1,462	1,748	1,974
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	302,671	327,012	294,231
Interest expense	32,938	55,402	40,035
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$269,733	$271,610	$254,196

The following table provides information regarding the average balances and yields or rates on interest-earning assets and interest-bearing liabilities for the periods ended December 31:

	Average Balance Sheets and Net Interest Analysis
	2020			2019			2018
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$179,180	$218	0.12%	$15,778	$403	2.55%	$5,594	$172	3.07%
Tax-free investment securities	44,308	1,333	3.01	65,345	2,014	3.08	67,746	2,084	3.08
Taxable investment securities	1,167,316	24,749	2.12	1,180,698	31,381	2.66	1,194,131	33,123	2.77
Loans, net of unearned income (b)(c)(e)	6,737,339	276,371	4.10	5,987,398	293,214	4.90	5,582,651	258,852	4.64
Total interest-earning assets	8,128,143	302,671	3.72	7,249,219	327,012	4.51	6,850,122	294,231	4.30
Noninterest-earning assets:
Cash	97,632			93,953			92,729
Allowance for credit losses	(76,705)			(51,274)			(52,609)
Other assets	825,510			738,154			665,114
Total noninterest-earning assets	846,437			780,833			705,234
Total Assets	$8,974,580			$8,030,052			$7,555,356
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,525,195	$1,843	0.12%	$1,293,588	$7,025	0.54%	$1,179,439	$4,615	0.39%
Savings deposits (d)	3,027,016	9,966	0.33	2,597,674	15,180	0.58	2,441,327	8,624	0.35
Time deposits	726,702	10,163	1.40	864,056	14,520	1.68	749,408	8,474	1.13
Short-term borrowings	142,634	704	0.49	391,547	8,298	2.12	618,957	10,741	1.74
Long-term debt	233,701	10,262	4.39	216,383	10,379	4.80	147,915	7,581	5.13
Total interest-bearing liabilities	5,655,248	32,938	0.58	5,363,248	55,402	1.03	5,137,046	40,035	0.78
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,101,412			1,549,507			1,434,233
Other liabilities	140,612			96,896			41,740
Shareholders’ equity	1,077,308			1,020,401			942,337
Total noninterest-bearing funding sources	3,319,332			2,666,804			2,418,310
Total Liabilities and Shareholders’ Equity	$8,974,580			$8,030,052			$7,555,356
Net Interest Income and Net Yield on Interest-Earning Assets		$269,733	3.32%		$271,610	3.75%		$254,196	3.71%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the federal income tax statutory rate of 21%.
(b)Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)Loan income includes loan fees.
(d)Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.
(e)Includes held for sale loans.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

	Analysis of Year-to-Year Changes in Net Interest Income
	2020 Change from 2019			2019 Change from 2018
	Total Change	Change Due To Volume	Change Due To Rate (a)	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(185)	$4,167	$(4,352)	$231	$313	$(82)
Tax-free investment securities	(681)	(648)	(33)	(70)	(74)	4
Taxable investment securities	(6,632)	(356)	(6,276)	(1,742)	(372)	(1,370)
Loans	(16,843)	36,747	(53,590)	34,362	18,780	15,582
Total interest income (b)	(24,341)	39,910	(64,251)	32,781	18,647	14,134
Interest-bearing liabilities:
Interest-bearing demand deposits	(5,182)	1,251	(6,433)	2,410	445	1,965
Savings deposits	(5,214)	2,490	(7,704)	6,556	547	6,009
Time deposits	(4,357)	(2,308)	(2,049)	6,046	1,296	4,750
Short-term borrowings	(7,594)	(5,277)	(2,317)	(2,443)	(3,957)	1,514
Long-term debt	(117)	831	(948)	2,798	3,512	(714)
Total interest expense	(22,464)	(3,013)	(19,451)	15,367	1,843	13,524
Net interest income	$(1,877)	$42,923	$(44,800)	$17,414	$16,804	$610
(a)Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of the allowance for credit losses needed to provide for expected losses inherent in the loan portfolio and on off-balance sheet commitments. The provision for credit losses is an amount added to the allowance against which credit losses are charged.
The provision for credit losses for loans for the year 2020 totaled $53.5 million, an increase of $38.9 million, or 267.9%, compared to the year 2019. The level of provision expense for the year-ended December 31, 2020 is primarily a result of $17.2 million in net charge-offs and an increase in the allowance for credit losses resulting from the implementation of CECL. The expected loss methodology under CECL uses an economic forecast which incorporates the impact of the COVID-19 pandemic.
Provision expense for the commercial, financial, agricultural and other category was impacted by net charge-offs of $6.0 million, offset by a decrease in outstanding balances, excluding PPP loans. Because PPP loans are fully guaranteed by the Small Business Administration ("SBA"), there is no allowance for credit losses recognized for these loans. Provision expense for the commercial real estate category is a result of $4.6 million in net charge-offs and a $21.1 million increase in qualitative reserves due to additional risks related to loans that may be impacted by COVID-19, such as hospitality and retail real estate loans. Net charge-offs related to loans to individuals were $6.0 million for the year ended December 31, 2020, including $3.2 million for indirect auto loans and $1.3 million related to personal lines of credit. The provision expense for loans to individuals was also impacted by growth in the portfolio of $116.4 million as well as increased qualitative reserves due to additional risks related to COVID-19.

The table below provides a breakout of the provision for credit losses by loan category for the years ended December 31:

	2020		2019
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,479	3%	$3,927	27%
Time and demand	1,515	3
Commercial credit cards	(36)	—
Real estate construction	4,820	9	398	3
Residential real estate	3,615	7	851	6
Residential first liens	847	2
Residential junior liens/home equity	2,768	5
Commercial real estate	27,019	50	3,201	22
Multifamily	4,593	9
Nonowner occupied	20,588	38
Owner occupied	1,838	3
Loans to individuals	16,539	31	6,156	42
Automobile	13,236	25
Consumer credit cards	973	2
Consumer other	2,330	4
Provision for credit losses on loans	$53,472	100%	$14,533	100%
Provision for off-balance sheet credit exposure	3,246		—
Total provision for credit losses	$56,718		$14,533
Prior to our January 1, 2020 adoption of CECL, the allowance for credit loss calculation, and resulting provision expense, was based on an incurred loss model. The level of provision expense for the year-ended December 31, 2019 is primarily a result of $10.7 million in net charge-offs, growth in the loan portfolio and an increase in the qualitative reserves as a result of increasing economic risks not captured in the quantitative model. Provision expense for the commercial, financial, agricultural, and other category was impacted by net charge-offs of $3.1 million and $103.4 million growth in the portfolio. The provision expense for the commercial real estate category is primarily due to $1.8 million in net charge-offs and a $0.8 million increase in qualitative reserves. Net charge-offs related to loans to individuals were $5.2 million for the year ended December 31, 2019, including $2.6 million related to indirect auto loans and $1.9 million related to personal lines of credit. The provision expense for loans to individuals was also impacted by growth in the portfolio of $108.6 million.
The allowance for credit losses was $101.3 million, or 1.50%, of total loans outstanding at December 31, 2020, compared to $51.6 million, or 0.83%, at December 31, 2019. Nonperforming loans as a percentage of total loans increased to 0.80% at December 31, 2020 from 0.52% at December 31, 2019. The allowance to nonperforming loan ratio was 187.4% as of December 31, 2020 and 160.3% at December 31, 2019. Net charge-offs were $17.2 million for the year-ended December 31, 2020 compared to $10.7 million for the same period in 2019.
The 2020 provision is a result of management's estimate of credit losses over the contractual life of the loan portfolio. The change in the allowance for credit is impacted by estimated expected losses in the portfolio determined by a discounted cash flow analysis considering inputs such as contractual payment schedules, prepayment estimates, historical loss experience, calculated probability of default and loss given default estimates and forecasts for certain macroeconomic variables, such as unemployment, gross domestic product, the housing price index as well as other macroeconomic variables.
Upon adoption of CECL at January 1, 2020, the provision for credit losses on off-balance sheet credit exposures are recorded as part of the provision for credit losses instead of a component of non-interest expense as it previously was recorded. The provision for credit losses recorded for off-balance sheet credit exposures totaled $3.2 million for 2020.
Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at December 31, 2020.

A detailed analysis of our credit loss experience for the previous five years is shown below:

	2020	2019	2018	2017	2016
	(dollars in thousands)
Loans outstanding at end of year	$6,761,183	$6,189,148	$5,774,139	$5,407,376	$4,879,347
Average loans outstanding	$6,737,339	$5,987,398	$5,582,651	$5,278,511	$4,818,759
Balance, beginning of year	$51,637	$47,764	$48,298	$50,185	$50,812
Adoption of accounting standard - ASU 2016-13	13,393	—	—	—	—
Loans charged off:
Commercial, financial, agricultural and other	6,318	3,393	5,294	6,634	19,603
Real estate construction	—	—	—	—	—
Residential real estate	1,040	1,042	1,313	1,287	1,189
Commercial real estate	4,939	2,008	3,930	340	570
Loans to individuals	6,953	5,831	4,576	4,248	4,943
Total loans charged off	19,250	12,274	15,113	12,509	26,305
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	314	326	788	3,901	4,164
Real estate construction	26	158	141	470	562
Residential real estate	414	315	361	371	481
Commercial real estate	312	189	153	278	1,522
Loans to individuals	991	626	605	515	469
Total recoveries	2,057	1,614	2,048	5,535	7,198
Net charge-offs	17,193	10,660	13,065	6,974	19,107
Provision charged to expense	56,718	14,533	12,531	5,087	18,480
Balance, end of year	$101,309	$51,637	$47,764	$48,298	$50,185
Ratios:
Net charge-offs as a percentage of average loans outstanding	0.26%	0.18%	0.23%	0.13%	0.40%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.50%	0.83%	0.83%	0.89%	1.03%
Allowance for credit losses as a percentage of end-of-period loans outstanding, excluding PPP loans	1.61%	0.83%	0.83%	0.89%	1.03%

Noninterest Income
The components of noninterest income for each year in the three-year period ended December 31 are as follows:

				2020 compared to 2019
	2020	2019	2018	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$9,101	$8,321	$7,901	$780	9%
Service charges on deposit accounts	16,387	18,926	18,175	(2,539)	(13)
Insurance and retail brokerage commissions	7,850	7,583	7,426	267	4
Income from bank owned life insurance	6,552	6,002	6,686	550	9
Card related interchange income	23,966	21,677	20,187	2,289	11
Swap fee income	1,588	3,397	1,874	(1,809)	(53)
Other income	7,892	7,268	6,790	624	9
Subtotal	73,336	73,174	69,039	162	—
Net securities gains	70	22	8,102	48	218
Gain on sale of mortgage loans	18,764	7,765	5,436	10,999	142
Gain on sale of loans and other assets	4,827	4,793	5,273	34	1
Derivative mark to market	(2,521)	(269)	787	(2,252)	837
Total noninterest income	$94,476	$85,485	$88,637	$8,991	11%
Noninterest income, excluding net securities gains, gain on sale of loans and other assets and the derivatives mark to market, remained relatively flat, increasing $0.2 million in 2020. Card-related interchange income increased $2.3 million, due to growth in customer accounts and transactions, including $1.4 million attributable to the Santander acquisition in September 2019. Trust income increased $0.8 million, primarily due to customer growth. Service charges on deposit accounts decreased $2.5 million, despite a $0.7 million increase attributable to the Santander acquisition in 2019. The lower level of service charges on deposit accounts is a result of customers maintaining higher deposit balances due to CARES Act stimulus and lower consumer spending during 2020. Swap fee income decreased $1.8 million due to declines in interest rate swaps entered into for our commercial customers.
Total noninterest income increased $9.0 million, or 11%, in comparison to the year ended December 31, 2019. The most significant change, other than the changes noted above, include an increase of $11.0 million in gain on sale of mortgage loans as a result of growth in our mortgage lending area. The mark to market adjustment on interest rate swaps entered into for our commercial customers resulted in a decrease of $2.3 million. This adjustment does not reflect a realized loss on the swaps, but rather relates to a change in fair value due to movements in corporate bond spreads and swap rates as well as changes in counterparty credit risk.
If the Company's total assets would equal or exceed $10 billion we would no longer qualify for exemption from the interchange fee cap included in the Dodd-Frank Act. We estimate the application of the interchange fee cap would have decreased interchange income by approximately $10.7 million in 2020.

Noninterest Expense
The components of noninterest expense for each year in the three-year period ended December 31 are as follows:

				2020 Compared to 2019
	2020	2019	2018	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$118,961	$112,237	$105,115	$6,724	6%
Net occupancy	17,647	18,923	17,219	(1,276)	(7)
Furniture and equipment	15,393	15,160	14,247	233	2
Data processing	10,543	10,692	10,470	(149)	(1)
Advertising and promotion	4,679	4,250	3,956	429	10
Pennsylvania shares tax	4,500	4,602	4,875	(102)	(2)
Intangible amortization	3,689	3,344	3,217	345	10
Other professional fees and services	3,886	4,631	4,473	(745)	(16)
FDIC insurance	2,699	1,219	2,007	1,480	121
Other operating expenses	24,770	27,960	26,098	(3,190)	(11)
Subtotal	206,767	203,018	191,677	3,749	2
Loss on sale or write-down of assets	680	1,724	1,080	(1,044)	(61)
Litigation and operational losses	1,411	1,687	1,162	(276)	(16)
Merger and acquisition related	—	3,536	1,637	(3,536)	(100)
COVID-19 expense	874	—	—	874	100
Early retirement	3,422	—	—	3,422	100
Branch consolidation	2,672	—	—	2,672	100
Total noninterest expense	$215,826	$209,965	$195,556	$5,861	3%
Noninterest expense, excluding the loss on sale or write-down of assets, litigation and operational losses, merger and acquisition expense, COVID-19, early retirement and branch consolidation expenses, increased $3.7 million, or 2%, for the year ended December 31, 2020 compared to 2019. Contributing to the 2020 increase is a $6.7 million increase in salaries and employee benefits resulting from annual merit increases and a $3.1 million increase in hospitalization expense. The Santander acquisition, in September 2019, accounted for $1.9 million of the salaries and employee benefit increase. Partially offsetting these increases in salaries and employee benefit expense was the deferral of $0.6 million in salary and benefit costs related to the origination of approximately 4,900 PPP loans during 2020. FDIC insurance increased $1.5 million as a result of growth in our deposits. Other operating expenses decreased $3.2 million, including $1.8 million less in meeting and travel expense and $0.5 million less in meals and entertainment expense due to a decline in these activities as a result of COVID-19. Also reducing the other operating expenses is a decrease in off-balance sheet commitment expense of $0.7 million. In 2020, as a result of the adoption of CECL, off-balance commitment expense is now recorded as part of provision for credit losses instead of non-interest expense, where it was previously recorded. Net occupancy expense decreased $1.3 million as a result of a decrease in building maintenance and repair expenses.
Total noninterest expense increased $5.9 million, or 3%, compared to the year ended December 31, 2019. Other than the changes noted above, increasing noninterest expense is $3.4 million related to the voluntary early retirement program and $2.7 million related to the branch consolidation initiative. The early retirement program was offered to all eligible employees who reached age 60 or above as of December 31, 2020. Approximately 72 employees elected to participate in the early retirement program, resulting in recognition of $3.0 million in severance and $0.4 million in hospitalization expense. The branch consolidation initiative included the combination of 28 of the Company's retail locations into nearby offices in December 2020 and the related expenses include write-downs of $1.4 million on owned properties and leasehold improvements and $0.8 million in lease terminations expense. Offsetting these increases is a $3.5 million decrease in merger-related expenses. Merger expenses in 2019 were the result of the Santander branch acquisition. Also decreasing noninterest expense is a $1.0 million decline in loss on sale or write-down of assets due to a $0.5 million write-down of an OREO property during 2019 with no similar activity in the current year. The year ended December 31, 2020 included $0.8 million in expenses incurred as part of dealing with the COVID-19 pandemic, primarily related to personal protective items such as masks and sanitizer for our employees and customers, cleaning and other items necessary for a safe work environment as well as professional fees related to dealing with COVID-19.

Income Tax
The provision for income taxes of $16.8 million in 2020 reflects a decrease of $8.8 million compared to the provision for income taxes in 2019, as a result of a $40.6 million decrease in the level of income before taxes.
The effective tax rate was 18.6% and 19.5% for tax expense in 2020 and 2019, respectively. We ordinarily generate an annual effective tax rate that is less than the statutory rate due to benefits resulting from tax-exempt interest and income from bank owned life insurance, which are relatively consistent regardless of the level of pretax income.

Financial Condition
First Commonwealth’s total assets increased $759.3 million in 2020. Loans, including loans held for sale, increased $589.5 million, or 9%, while interest bearing bank deposits increased $237.1 million. Loan growth in 2020 was impacted by the origination $589.1 million of PPP loans originated under the CARES Act. At December 31, 2020, outstanding PPP loans totaled $478.9 million. The increase in interest-bearing bank deposits can be attributed to the elevated customer deposit balances as a result of PPP loan proceeds and the deposit of Federal stimulus checks into customer deposit accounts.
During 2020, approximately $591.2 million in investment securities were sold, called or matured. Most of these securities were higher yielding securities in comparison to the total portfolio yield and, as such, their replacement contributed to the decrease in the yield earned on the portfolio. In total, $250.9 million in agency securities, $225.9 million in mortgage-backed securities, $19.8 million in municipal securities and $0.2 million in other securities were purchased in 2020 to help replace runoff from the portfolio while maintaining a reduced risk profile.
First Commonwealth’s total liabilities increased $746.4 million, or 10%, in 2020. Deposits increased $761.1 million, or 11%. This increase is primarily attributed to customer retention of PPP loan proceeds in deposit accounts and Federal stimulus checks. Short-term borrowings decreased $84.5 million, or 42%, largely due to the additional liquidity provided by the increase in deposits.
Total shareholders' equity increased $13.0 million in 2020. Growth in shareholders' equity was due to net income of $73.4 million and an $11.7 million increase in accumulated other comprehensive income, partially offset by $43.0 million in dividends declared, $20.9 million in stock repurchases and an $11.2 million charge related to the adoption of CECL.

Loan Portfolio
Following is a summary of our loan portfolio as of December 31:

	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,555,986	23%	$1,241,853	20%	$1,138,473	20%	$1,163,383	22%	$1,139,547	23%
Real estate construction	427,221	6	449,039	7	358,978	6	248,868	5	219,621	5
Residential real estate	1,750,592	26	1,681,362	27	1,562,405	27	1,426,370	26	1,229,192	25
Commercial real estate	2,211,569	33	2,117,519	34	2,123,544	37	2,019,096	37	1,742,210	36
Loans to individuals	815,815	12	699,375	12	590,739	10	549,659	10	548,777	11
Total loans	$6,761,183	100%	$6,189,148	100%	$5,774,139	100%	$5,407,376	100%	$4,879,347	100%
The loan portfolio totaled $6.8 billion as of December 31, 2020, reflecting growth of $572.0 million, or 9%, compared to December 31, 2019. All categories experienced loan growth, except for real estate construction.
Commercial, financial, agricultural and other loans increased $314.1 million, or 25%, as a result of $478.9 million in PPP loans for small businesses who meet the necessary eligibility requirements. These loans carry a fixed rate of 1.00% and yielded 3.2% in 2020 after considering origination fees and costs recognized over the life of the loan or accelerated recognition at payoff or forgiveness. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of loan. PPP loans are for a term of two or five years, if not forgiven, and payments are deferred for the first six months of the loan. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liabilities to the Company associated with participation in the program that cannot be determined at this time.

Residential real estate loans increased $69.2 million, or 4%, primarily due to originations of closed-end 1-4 family mortgage loans. Growth in the loans to individuals category of $116.4 million, or 17%, was the result of growth in indirect auto loans. Commercial real estate loans increased $94.1 million, or 4%, partially due to construction real estate loans that converted to permanent loans as well as growth in loans secured by multifamily residential properties.
The majority of our loan portfolio is with borrowers located in Pennsylvania. The Company also has a portion of its loan portfolio in Ohio as a result of four recent acquisitions in that state. As of December 31, 2020 and 2019, there were no concentrations of loans relating to any industry in excess of 10% of total loans.
Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans at December 31, 2020 were as follows:

	Within One Year	One to 5 Years	After 5 Years	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$152,870	$976,144	$426,214	$1,555,228
Real estate construction (a)	75,516	193,328	74,476	343,320
Commercial real estate	222,643	926,768	1,062,157	2,211,568
Other	2,395	27,506	111,669	141,570
Totals	$453,424	$2,123,746	$1,674,516	$4,251,686
Loans at fixed interest rates		1,106,012	407,434
Loans at variable interest rates		1,017,734	1,267,082
Totals		$2,123,746	$1,674,516

(a)The maturity of real estate construction loans include term commitments that follow the construction period. Loans with these term commitments will be moved to the commercial real estate category when the construction phase of the project is completed.
First Commonwealth has a legal lending limit of $146.2 million to any one borrower or closely related group of borrowers, but has established lower thresholds for credit risk management.

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
Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The estimated credit loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral and the present value of projected future cash flows. Losses are recognized when a loss is expected and the amount is reasonably estimable.

The following is a comparison of nonperforming assets and the effects on interest due to nonaccrual loans for the period ended December 31:

	2020	2019	2018	2017	2016
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$30,801	$18,638	$11,509	$19,455	$16,454
Troubled debt restructured loans on nonaccrual basis	14,740	6,037	11,761	11,222	11,569
Troubled debt restructured loans on accrual basis	8,512	7,542	8,757	11,563	13,790
Total nonperforming loans	$54,066	$32,217	$32,027	$42,240	$41,813
Loans past due in excess of 90 days and still accruing	$1,523	$2,073	$1,582	$1,854	$2,131
Other real estate owned	$1,215	$2,228	$3,935	$2,765	$6,805
Loans outstanding at end of period	$6,761,183	$6,189,148	$5,774,139	$5,407,376	$4,879,347
Average loans outstanding	$6,737,339	$5,987,398	$5,582,651	$5,278,511	$4,818,759
Nonperforming loans as a percentage of total loans	0.80%	0.52%	0.55%	0.78%	0.86%
Provision for credit losses on loans	$56,718	$14,533	$12,531	$5,087	$18,480
Allowance for credit losses	$101,309	$51,637	$47,764	$48,298	$50,185
Net charge-offs	$17,193	$10,660	$13,065	$6,974	$19,107
Net charge-offs as a percentage of average loans outstanding	0.26%	0.18%	0.23%	0.13%	0.40%
Provision for credit losses on loans as a percentage of net charge-offs	311.01%	136.33%	95.91%	72.94%	96.72%
Allowance for credit losses as a percentage of end-of-period loans outstanding (a)	1.50%	0.83%	0.83%	0.89%	1.03%
Allowance for credit losses as a percentage of end-of-period loans outstanding, excluding PPP loans (a)	1.61%	0.83%	0.83%	0.89%	1.03%
Allowance for credit losses as a percentage of nonperforming loans (a)	187.43%	160.28%	149.14%	114.34%	120.02%
Gross income that would have been recorded at original rates	$3,733	$1,860	$1,428	$2,079	$1,296
Interest that was reflected in income	297	262	256	783	533
Net reduction to interest income due to nonaccrual	$3,436	$1,598	$1,172	$1,296	$763

(a)End of period loans and nonperforming loans exclude loans held for sale.
Nonperforming loans increased $21.8 million to $54.1 million at December 31, 2020, compared to $32.2 million at December 31, 2019. Nonperforming loans as a percentage of total loans decreased to 0.8% from 0.5% at December 31, 2020 compared to December 31, 2019.
Also included in nonperforming loans are TDRs, which are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower under terms not available in the market. TDRs decreased $9.7 million during 2020. For additional information on TDRs please refer to Note 9 “Loans and Allowance for Credit Losses.”
In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications typically provide for the deferral of both principal and interest for 90 days. The CARES Act, along with a joint agency statement issued by banking regulators, provides that modifications meeting certain criteria made in response to COVID-19 do not need to be accounted for as a TDR. As of December 31, 2020 the Company has granted approximately 6,800 deferrals to its customers with aggregate principal balances of $1.4 billion. Payment deferrals granted on approximately 6,100 accounts or $1.2 billion in balances have expired as of December 31, 2020. It is possible that some of these deferrals will be extended in order to provide support for certain COVID-19 impacted customers.
Net charge-offs were $17.2 million in 2020 compared to $10.7 million for the year 2019. The most significant credit losses recognized during the year include $4.7 million in charge-offs recognized on two commercial real estate relationships and $5.3 million in charge-offs related to three commercial, financial, agricultural and other borrowers. Net charge-offs in the loans to individual category totaled $6.0 million for 2020, primarily due to charge-offs of indirect auto loans. Additional detail on credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Provision for Credit Losses,” “Allowance for Credit Losses" and "Credit Risk.”
Provision for credit losses on loans as a percentage of net charge-offs increased to 311.0% for the year ended December 31, 2020 from 136.3% for the year ended December 31, 2019.

Allowance for Credit Losses
Following is a summary of the allocation of the allowance for credit losses at December 31:

	2020		2019		2018		2017		2016
	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)
	(dollars in thousands)
Commercial, financial, agricultural and other	$17,187	23%	$20,234	20%	$19,374	20%	$23,429	22%	$35,974	23%
Real estate construction	7,966	6	2,558	7	2,002	6	1,349	5	577	5
Residential real estate	14,358	26	4,093	27	3,969	27	2,759	26	2,511	25
Commercial real estate	41,953	33	19,768	34	18,386	37	17,357	37	6,619	36
Loans to individuals	19,845	12	4,984	12	4,033	10	3,404	10	4,504	11
Total	$101,309		$51,637		$47,764		$48,298		$50,185
Allowance for credit losses as percentage of end-of-period loans outstanding	1.50%		0.83%		0.83%		0.89%		1.03%
Allowance for credit losses as a percentage of end-of-period loans outstanding, excluding PPP loans	1.61%		0.83%		0.83%		0.89%		1.03%
(a)Represents the ratio of loans in each category to total loans.

On March 27, 2020, the CARES Act was signed into law, providing banking organizations with optional, temporary relief from complying with CECL. The Company elected to defer its adoption of CECL until the fourth quarter 2020. At the end of the deferral period, CECL was adopted effective January 1, 2020, therefore December 31, 2020 results reflect a full years impact of accounting for the allowance for credit losses under CECL.

The allowance for credit losses increased $49.7 million from December 31, 2019 to December 31, 2020. On January 1, 2020, as a result of the Company's adoption of CECL, the allowance for credit losses was increased by $13.4 million. This represents the difference between the incurred allowance as of December 31, 2019 and the CECL allowance as of January 1, 2020.

The allowance for credit losses as a percentage of end-of-period loans outstanding was 1.50% at December 31, 2020. The increase compared to December 31, 2019 is largely due to the impact of calculating the allowance at December 31, 2020 in accordance with CECL, which provides for expected losses over the life of a loan. Prior years allowance for credit losses was calculated to provide for credit losses as they were incurred. The allowance for credit losses includes both a general reserve for performing loans and specific reserves for nonperforming loans. Comparing December 31, 2020 to December 31, 2019, the general reserve for performing loans is 0.80% of total performing loans for both periods. Specific reserves increased from 7.5% of nonperforming loans at December 31, 2019 to 9.1% of nonperforming loans at December 31, 2020. The allowance for credit losses as a percentage of nonperforming loans was 187.4% and 160.3% at December 31, 2020 and 2019, respectively.

The allowance for credit losses represents management’s estimate of expected losses in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off. Management evaluates the appropriateness of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, contractual payment schedules, prepayment estimates, calculated probability of default and loss given default estimates and forecasts of certain macroeconomic variables, such as unemployment, gross domestic product, housing price index as well as other macroeconomic variables. This evaluation is subjective and requires material estimates that may change over time. For a description of the methodology used to calculate the allowance for credit losses, please refer to “Critical Accounting Policies and Significant Accounting Estimates—Allowance for Credit Losses for Loans.”
Investment Portfolio
Marketable securities that we hold in our investment portfolio, which are classified as “securities available for sale,” act as a source of liquidity. However, we do not anticipate liquidating the investments prior to maturity.
Following is a detail schedule of the amortized cost of securities available for sale as of December 31:

	2020	2019	2018
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$6,492	$7,745	$9,011
Mortgage-Backed Securities—Commercial	182,823	186,316	169,633
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	481,109	660,777	686,906
Other Government-Sponsored Enterprises	100,996	1,000	10,000
Obligations of States and Political Subdivisions	11,154	17,738	27,592
Corporate Securities	22,941	22,919	20,912
Total Securities Available for Sale	$805,515	$896,495	$924,054
As of December 31, 2020, securities available for sale had a fair value of $831.2 million. Gross unrealized gains were $25.7 million and there were no gross unrealized losses.
The following is a schedule of the contractual maturity distribution of securities available for sale at December 31, 2020.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield (b)
	(dollars in thousands)
Within 1 year	$100,015	$—	$4,999	$105,014	0.22%
After 1 but within 5 years	6,888	3,362	15,986	26,236	3.25
After 5 but within 10 years	133,905	7,792	1,956	143,653	1.94
After 10 years	530,612	—	—	530,612	2.24
Total	$771,420	$11,154	$22,941	$805,515	1.96%
(a)Equities are excluded from this schedule because they have an indefinite maturity.
(b)Yields are calculated on a taxable equivalent basis.

Mortgage-backed securities, which include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises, have contractual maturities ranging from less than one year to approximately 30 years and have anticipated average lives to maturity ranging from less than one year to approximately eight years.
The available for sale investment portfolio amortized cost decreased $91.0 million, or 10%, at December 31, 2020 compared to 2019. Available for sale investment purchases of $411.2 million were offset by the sale, call or maturity of $472.3 million in investments. Liquidity provided from sales, calls and maturities was utilized to fund growth in the loan portfolio or reinvested into investment securities and interest bearing deposits with banks.

Following is a detail schedule of the amortized cost of securities held to maturity as of December 31:

	2020	2019	2018
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$2,766	$3,392	$3,635
Mortgage-Backed Securities—Commercial	36,799	51,291	55,221
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	277,351	229,667	279,109
Mortgage-Backed Securities—Commercial	9,737	12,081	13,159
Obligations of States and Political Subdivisions	34,391	40,092	42,331
Debt Securities Issued by Foreign Governments	800	600	400
Total Securities Held to Maturity	$361,844	$337,123	$393,855
The following is a schedule of the contractual maturity distribution of securities held to maturity at December 31, 2020.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Within 1 year	$—	$2,500	$—	$2,500	2.80%
After 1 but within 5 years	9,737	6,868	800	17,405	2.60
After 5 but within 10 years	9,423	20,126	—	29,549	2.39
After 10 years	307,493	4,897	—	312,390	1.59
Total	$326,653	$34,391	$800	$361,844	1.71%
The held to maturity investment portfolio decreased $24.7 million, or 7%, at December 31, 2020 compared to 2019. Held to maturity investment purchases of $85.7 million were offset by the sale, call or maturity of $118.9 million in investments.
See Note 8 “Investment Securities and Note 17 “Fair Values of Assets and Liabilities” for additional information related to the investment portfolio.

Deposits
Total deposits increased $761.1 million, or 11%, in 2020. Interest-bearing demand and savings deposits increased $404.2 million, noninterest-bearing demand deposits increased $629.7 million and time deposits decreased $272.9 million. The deposit increase is a result of elevated customer deposit balances from PPP loan proceeds and the deposit of Federal stimulus checks into our customers' deposit accounts. For additional information concerning our deposits, please refer to Note 13 “Interest-Bearing Deposits.”
Time deposits of $100 thousand or more had remaining maturities as follows as of the end of each year in the three-year period ended December 31:

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
3 months or less	$79,135	34%	$51,625	14%	$51,619	13%
Over 3 months through 6 months	59,193	26	88,352	23	59,201	15
Over 6 months through 12 months	52,447	23	133,893	35	133,285	35
Over 12 months	40,675	17	103,759	28	140,429	37
Total	$231,450	100%	$377,629	100%	$384,534	100%

Short-Term Borrowings and Long-Term Debt
Short-term borrowings decreased $84.5 million, or 42%, from $201.9 million at December 31, 2019 to $117.4 million at December 31, 2020. Long-term debt decreased $0.9 million, from $234.2 million at December 31, 2019 to $233.3 million at December 31, 2020. For additional information concerning our short-term borrowings, subordinated debentures and other long-term debt, please refer to Note 14 “Short-term Borrowings,” Note 15 “Subordinated Debentures” and Note 16 “Other Long-term Debt” of the Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements
The table below sets forth our contractual obligations to make future payments as of December 31, 2020. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

	Footnote Number Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
FHLB advances	16	$50,685	$1,451	$1,568	$2,554	$56,258
Subordinated debentures	15	—	—	—	170,612	170,612
Operating leases	11	4,765	9,186	8,573	38,325	60,849
Total contractual obligations		$55,450	$10,637	$10,141	$211,491	$287,719
The table above excludes our cash obligations upon maturity of certificates of deposit, which is set forth in Note 13 “Interest-Bearing Deposits” of the Consolidated Financial Statements.
In addition, see Note 10 “Commitments and Letters of Credit” for detail related to our off-balance sheet commitments to extend credit, financial standby letters of credit, performance standby letters of credit and commercial letters of credit as of December 31, 2020. Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements since it is unknown if the borrower will draw upon these commitments and often these commitments expire without being drawn upon. As of December 31, 2020, a reserve for expected credit losses of $7.4 million was recorded for unused commitments and letters of credit.

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
We generate funds to meet our cash flow needs primarily through the core deposit base of FCB and the maturity or repayment of loans and other interest-earning assets, including investments. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $761.1 million, or 11%, during 2020, and comprised 93% of total liabilities at December 31, 2020, as compared to 92% at December 31, 2019. The increase in deposits in 2020 is a result of elevated customer deposit balances from PPP loan proceeds and the deposit of Federal stimulus checks into our customer's deposit accounts. Proceeds from the sale, maturity and redemption of investment securities totaled $591.2 million during 2020 and provided liquidity to fund loans, pay down short-term borrowings, purchase investment securities and fund depositor withdrawals.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit through brokers. We have increased our borrowing capacity at the Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the Federal Home Loan Bank, as collateral for borrowings at the Federal Reserve. At December 31, 2020 our borrowing capacity at the Federal Reserve related to this program was $840.0 million and there were no amounts outstanding. Additionally, as of December 31, 2020, our maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh was $1.5 billion and as of that date amounts used against this capacity included $0.1 billion in outstanding borrowings.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an ALCO strategy to increase and diversify funding sources. As of December 31, 2020, our maximum borrowing capacity under this program was $0.9 billion and as of that date there was $4.5 million outstanding. We also participate in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of December 31, 2020, our outstanding certificates of deposits from this program have an average weighted rate of 0.51% and an average original term of 263 days.
We also have available unused federal funds lines with five correspondent banks. These lines have an aggregate commitment of $180.0 million and there were no amounts outstanding as of December 31, 2020. In addition, we have available unused repo lines with three correspondent banks. These lines have an aggregate commitment of $509.4 million with no outstanding balance as of December 31, 2020.
The liquidity needs of First Commonwealth on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments and dividend payments to our stockholders, which totaled $50.9 million for the year ended December 31, 2020, as well as any cash necessary to repurchase our shares, which totaled $20.9 million for the year ended December 31, 2020. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $72.2 million in junior subordinated debentures and cash and interest-bearing deposits of $34.4 million at December 31, 2020. At the end of 2020, the Parent Company had a $20.0 million short-term, unsecured revolving line of credit with another financial institution. As of December 31, 2020, there were no amounts outstanding under this line. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.
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
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one-year period was 0.51 and 0.80 at December 31, 2020 and 2019, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
Following is the gap analysis as of December 31:

	2020
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$596,292	$495,759	$942,174	$2,034,225	$3,424,936	$1,270,694
Investments	109,706	82,052	158,357	350,115	495,013	150,976
Other interest-earning assets	256,572	—	—	256,572	—	—
Total interest-sensitive assets (ISA)	962,570	577,811	1,100,531	2,640,912	3,919,949	1,421,670
Certificates of deposit	163,340	120,458	135,285	419,083	141,577	2,153
Other deposits	4,555,744	—	—	4,555,744	—	—
Borrowings	189,645	50,105	209	239,959	1,673	104,166
Total interest-sensitive liabilities (ISL)	4,908,729	170,563	135,494	5,214,786	143,250	106,319
Gap	$(3,946,159)	$407,248	$965,037	$(2,573,874)	$3,776,699	$1,315,351
ISA/ISL	0.20	3.39	8.12	0.51	27.36	13.37
Gap/Total assets	43.52%	4.49%	10.64%	28.38%	41.65%	14.51%

	2019
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,818,183	$313,651	$494,467	$3,626,301	$2,052,952	$475,962
Investments	103,225	79,866	162,225	345,316	633,178	235,437
Other interest-earning assets	19,510	—	—	19,510	—	—
Total interest-sensitive assets (ISA)	2,940,918	393,517	656,692	3,991,127	2,686,130	711,399
Certificates of deposit	121,302	161,488	303,245	586,035	246,512	2,822
Other deposits	4,151,518	—	—	4,151,518	—	—
Borrowings	274,213	193	385	274,791	103,082	53,064
Total interest-sensitive liabilities (ISL)	4,547,033	161,681	303,630	5,012,344	349,594	55,886
Gap	$(1,606,115)	$231,836	$353,062	$(1,021,217)	$2,336,536	$655,513
ISA/ISL	0.65	2.43	2.16	0.80	7.68	12.73
Gap/Total assets	19.33%	2.79%	4.25%	12.29%	28.12%	7.89%
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

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2020 ($)	$(4,911)	$(2,621)	$3,340	$6,229
December 31, 2020 (%)	(1.79)%	(0.95)%	1.22%	2.27%
December 31, 2019 ($)	$(12,540)	$(5,880)	$4,279	$8,032
December 31, 2019 (%)	(4.52)%	(2.12)%	1.54%	2.90%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates as compared to if rates remained unchanged, assuming there are no changes in balance sheet categories.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2020 ($)	$(13,807)	$(9,175)	$9,921	$18,408
December 31, 2020 (%)	(5.03)%	(3.34)%	3.61%	6.70%
December 31, 2019 ($)	$(41,661)	$(21,604)	$12,259	$22,291
December 31, 2019 (%)	(15.02)%	(7.79)%	4.42%	8.04%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. For the years 2020 and 2019, the cost of our interest-bearing liabilities averaged 0.58% and 1.03%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.72% and 4.51%, respectively.

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

Credit Risk
First Commonwealth maintains an allowance for credit losses at a level deemed sufficient for losses inherent in the loan portfolio at the date of each statement of financial condition. Management reviews the appropriateness of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of estimated expected losses.
First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual nonperforming loans with a balance greater than $250 thousand, loss experience trends and other relevant factors.
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $7.4 million at December 31, 2020 and is classified in “Other liabilities” on the Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternate financing sources. In 2020, 41 loans totaling $14.9 million were identified as troubled debt restructurings, requiring $0.6 million additional specific reserves.
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
Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The risk of loss on these loans is evaluated by comparing the loan balance to the estimated fair value of any underlying collateral or the present value of projected future cash flows. Losses or specifically assigned allowance for credit losses are recognized where appropriate.
The allowance for credit losses was $101.3 million at December 31, 2020 or 1.50% of loans outstanding, compared to $51.6 million or 0.83% of loans outstanding at December 31, 2019. Credit measures as of December 31, 2020 compared to December 31, 2019 reflect an increase in the level of criticized loans of $202.2 million from $100.6 million at December 31, 2019 to $302.8 million at December 31, 2020. Commercial real estate loans accounted for $183.3 million of this increase, primarily due to the impact of COVID-19 on hospitality and retail real estate loans. Classified assets increased $24.1 million from $52.0 million at December 31, 2019 to $76.2 million at December 31, 2020. Delinquency on accruing loans decreased $1.3 million, or 10%, and the level of nonperforming loans increased $21.8 million for the same period.
The allowance for credit losses as a percentage of nonperforming loans was 187.4% at December 31, 2020 and 160.3% as of December 31, 2019. The allowance for credit losses includes specific allocations of $4.9 million related to nonperforming loans covering 9% of the total nonperforming balance at December 31, 2020 and specific allocations of $2.4 million covering 8% of the total nonperforming balance at December 31, 2019. The amount of allowance related to nonperforming loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses.

Management believes that the allowance for credit losses is at a level that is sufficient to absorb expected losses in the loan portfolio at December 31, 2020.

The following table provides information on net charge-offs and nonperforming loans by loan category:

	For the Period Ended December 31, 2020			As of December 31, 2020
	Net Charge-offs	% of Total Net Charge- offs	Net Charge-offs as a % of Average Loans	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$6,004	34.92%	0.09%	$6,235	11.54%	0.09%
Real estate construction	(26)	(0.15)	—	54	0.10	—
Residential real estate	626	3.64	0.01	10,939	20.24	0.16
Commercial real estate	4,627	26.91	0.07	36,407	67.35	0.54
Loans to individuals	5,962	34.68	0.09	418	0.77	0.01
Total loans, net of unearned income	$17,193	100.00%	0.26%	$54,053	100.00%	0.80%
As the above table illustrates, commercial real estate and residential real estate loans were the most significant portions of the nonperforming loans as of December 31, 2020. See discussions related to the provision for credit losses and loans for more information.

New Accounting Pronouncements
In March 2020, FASB released Accounting Standards Update (“ASU”) 2020-04 - Reference Rate Reform (Topic 848), which provides optional guidance to ease the accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of the potential discontinuance of the London Interbank Offered Rate ("LIBOR") as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update are effective for all entities between March 12, 2020 and December 31, 2022. The Company has established a cross-functional working group to manage the Company’s transition from LIBOR. Products that utilize LIBOR have been identified and have incorporated enhanced language to accommodate the transition to alternative reference rates. The Company continues to evaluate the impact of adopting the new standard and at this time does not expect it to have a material impact on its consolidated financial statements.
In December 2019, FASB released ASU 2019-12 - Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing multiple exceptions to the general principles in Topic 740. The standard is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Information appearing in Item 7 of this report under the caption “Market Risk” is incorporated herein by reference in response to this item.

ITEM 8.    Financial Statements and Supplementary Data

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2020	2019
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$100,009	$102,346
Interest-bearing bank deposits	256,572	19,510
Securities available for sale, at fair value	831,223	902,292
Securities held to maturity, at amortized cost, (Fair value $369,851 at December 31, 2020 and $338,718 at December 31, 2019)	361,844	337,123
Other investments	12,227	16,761
Loans held for sale	33,436	15,989
Loans:
Portfolio loans	6,761,183	6,189,148
Allowance for credit losses	(101,309)	(51,637)
Net loans	6,659,874	6,137,511
Premises and equipment, net	125,517	137,268
Other real estate owned	1,215	2,228
Goodwill	303,328	303,328
Amortizing intangibles, net	13,492	16,366
Bank owned life insurance	225,952	220,723
Other assets	143,415	97,328
Total assets	$9,068,104	$8,308,773
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,319,958	$1,690,247
Interest-bearing	5,118,708	4,987,368
Total deposits	7,438,666	6,677,615
Short-term borrowings	117,373	201,853
Subordinated debentures	170,612	170,450
Other long-term debt	56,258	56,917
Capital lease obligation	6,385	6,815
Total long-term debt	233,255	234,182
Other liabilities	210,193	139,458
Total liabilities	7,999,487	7,253,108
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued as of December 31, 2020 and 2019; and 96,130,751 and 98,311,840 shares outstanding at December 31, 2020 and 2019, respectively	113,915	113,915
Additional paid-in capital	494,683	493,737
Retained earnings	596,614	577,348
Accumulated other comprehensive (loss) income, net	17,233	5,579
Treasury stock (17,784,151 and 15,603,062 shares at December 31, 2020 and 2019, respectively)	(153,828)	(134,914)
Total shareholders’ equity	1,068,617	1,055,665
Total liabilities and shareholders’ equity	$9,068,104	$8,308,773
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2020	2019	2018
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$275,189	$291,889	$257,316
Interest and dividends on investments:
Taxable interest	24,063	29,773	31,264
Interest exempt from federal income taxes	1,053	1,591	1,646
Dividends	686	1,608	1,859
Interest on bank deposits	218	403	172
Total interest income	301,209	325,264	292,257
Interest Expense
Interest on deposits	21,972	36,725	21,713
Interest on short-term borrowings	704	8,298	10,741
Interest on subordinated debentures	8,580	9,084	6,987
Interest on other long-term debt	1,419	1,016	300
Interest on capital lease obligation	263	279	294
Total interest expense	32,938	55,402	40,035
Net Interest Income	268,271	269,862	252,222
Provision for credit losses	56,718	14,533	12,531
Net Interest Income after Provision for Credit Losses	211,553	255,329	239,691
Noninterest Income
Net securities gains	70	22	8,102
Trust income	9,101	8,321	7,901
Service charges on deposit accounts	16,387	18,926	18,175
Insurance and retail brokerage commissions	7,850	7,583	7,426
Income from bank owned life insurance	6,552	6,002	6,686
Gain on sale of mortgage loans	18,764	7,765	5,436
Gain on sale of other loans and assets	4,827	4,793	5,273
Card related interchange income	23,966	21,677	20,187
Derivative mark to market	(2,521)	(269)	787
Swap fee income	1,588	3,397	1,874
Other income	7,892	7,268	6,790
Total noninterest income	94,476	85,485	88,637
Noninterest Expense
Salaries and employee benefits	118,961	112,237	105,115
Net occupancy	17,647	18,923	17,219
Furniture and equipment	15,393	15,160	14,247
Data processing	10,543	10,692	10,470
Advertising and promotion	4,679	4,250	3,956
Pennsylvania shares tax	4,500	4,602	4,875
Intangible amortization	3,689	3,344	3,217
Other professional fees and services	3,886	4,631	4,473
FDIC insurance	2,699	1,219	2,007
Loss on sale or write-down of assets	680	1,724	1,080
Litigation and operational losses	1,411	1,687	1,162
Merger and acquisition related	—	3,536	1,637
COVID-19 expense	874	—	—
Early retirement	3,422	—	—
Branch consolidation	2,672	—	—
Other operating expenses	24,770	27,960	26,098
Total noninterest expense	215,826	209,965	195,556
Income before income taxes	90,203	130,849	132,772
Income tax provision	16,756	25,516	25,274
Net Income	$73,447	$105,333	$107,498
Average Shares Outstanding	97,499,586	98,317,787	99,036,163
Average Shares Outstanding Assuming Dilution	97,758,965	98,588,164	99,223,513
Per Share Data: Basic Earnings Per Share	$0.75	$1.07	$1.09
Diluted Earnings Per Share	$0.75	$1.07	$1.08
Cash Dividends Declared per Common Share	$0.44	$0.40	$0.35
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Net Income	$73,447	$105,333	$107,498
Other comprehensive income (loss), before tax expense (benefit):
Unrealized holding gains on securities arising during the period	19,981	20,625	2,783
Less: reclassification adjustment for gains on securities included in net income	(70)	(22)	(8,102)
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(4,467)	935	326
Reclassification adjustment for losses on derivatives included in net income	—	—	10
Unrealized (losses) gains for postretirement obligations:
Prior service cost	(537)	—	—
Net (loss) gain	(155)	(121)	144
Total other comprehensive income (loss), before income tax expense (benefit)	14,752	21,417	(4,839)
Income tax expense (benefit) related to items of other comprehensive income (loss)	3,098	4,497	(1,015)
Comprehensive Income	$85,101	$122,253	$103,674
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2019	98,311,840	$113,915	$493,737	$577,348	$5,579	$(134,914)	$1,055,665
Net income				73,447			73,447
Total other comprehensive income					11,654		11,654
Cash dividends declared ($0.44 per share)				(42,982)			(42,982)
Adoption of accounting standard - ASU 2016-13				(11,199)			(11,199)
Treasury stock acquired	(2,430,842)					(20,905)	(20,905)
Treasury stock reissued	158,453		459	—		1,358	1,817
Restricted stock	91,300	—	487	—		633	1,120
Balance at December 31, 2020	96,130,751	$113,915	$494,683	$596,614	$17,233	$(153,828)	$1,068,617

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2018	98,518,668	$113,915	$492,273	$511,409	$(11,341)	$(130,867)	$975,389
Net income				105,333			105,333
Total other comprehensive income					16,920		16,920
Cash dividends declared ($0.40 per share)				(39,394)			(39,394)
Treasury stock acquired	(486,849)					(6,259)	(6,259)
Treasury stock reissued	205,021		1,014	—		1,730	2,744
Restricted stock	75,000	—	450	—		482	932
Balance at December 31, 2019	98,311,840	$113,915	$493,737	$577,348	$5,579	$(134,914)	$1,055,665

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2017	97,456,478	$113,915	$470,123	$437,416	$(6,173)	$(127,154)	$888,127
Adoption of accounting standard - ASU 2018-02				1,344	(1,344)		—
Balance at January 1, 2018	97,456,478	$113,915	$470,123	$438,760	$(7,517)	$(127,154)	$888,127
Net income				107,498			107,498
Total other comprehensive loss					(3,824)		(3,824)
Cash dividends declared ($0.35 per share)				(34,849)			(34,849)
Treasury stock acquired	(1,920,544)					(26,189)	(26,189)
Treasury stock reissued	2,908,234		21,579	—		22,447	44,026
Restricted stock	74,500	—	571	—		29	600
Balance at December 31, 2018	98,518,668	$113,915	$492,273	$511,409	$(11,341)	$(130,867)	$975,389
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Operating Activities
Net income	$73,447	$105,333	$107,498
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	56,718	14,533	12,531
Deferred tax (benefit) expense	(8,217)	2,292	3,473
Depreciation and amortization	11,653	10,370	8,046
Net gains on securities and other assets	(18,807)	(10,671)	(21,540)
Net amortization of premiums and discounts on securities	6,183	3,892	3,083
Income from increase in cash surrender value of bank owned life insurance	(6,288)	(5,998)	(5,808)
Mortgage loans originated for sale	(410,715)	(251,428)	(165,898)
Proceeds from sale of mortgage loans	408,877	251,968	177,287
Increase in interest receivable	(10,735)	423	(2,561)
Increase (decrease) in interest payable	(879)	(256)	383
(Increase) decrease in income taxes payable	(887)	1,484	(1,926)
Distribution from unconsolidated subsidiary	—	—	9,000
Other—net	5,349	(14,310)	11,695
Net cash provided by operating activities	105,699	107,632	135,263
Investing Activities
Transactions with securities held to maturity:
Proceeds from sales	—	948	—
Proceeds from maturities and redemptions	118,905	54,632	47,614
Purchases	(85,679)	(200)	(20,650)
Transactions with securities available for sale:
Proceeds from sales	—	—	15,939
Proceeds from maturities and redemptions	472,282	189,194	140,707
Purchases	(411,178)	(138,670)	(331,969)
Purchases of FHLB stock	(22,231)	(36,850)	(52,107)
Proceeds from the redemption of FHLB stock	26,766	52,215	51,488
Proceeds from bank owned life insurance	1,444	557	2,140
Proceeds from the sale of loans	41,141	37,534	40,783
Proceeds from sales of other assets	5,531	6,822	4,477
Acquisition, net of cash acquired	—	332,468	705
Net increase in loans	(622,504)	(358,328)	(237,276)
Purchases of premises and equipment	(7,615)	(17,380)	(9,599)
Net cash (used in) provided by investing activities	(483,138)	122,942	(347,748)
Financing Activities
Net increase (decrease) in federal funds purchased	—	(11,000)	11,000
Net (decrease) increase in other short-term borrowings	(84,480)	(508,970)	3,357
Net increase in deposits	761,398	308,783	176,558
Repayments of other long-term debt	(659)	(634)	(23,598)
Proceeds from issuance of long-term debt	—	50,000	98,026
Repayments of capital lease obligations	(430)	(402)	(373)
Dividends paid	(42,982)	(39,394)	(34,849)
Proceeds from reissuance of treasury stock	222	211	208
Purchase of treasury stock	(20,905)	(6,259)	(26,189)
Net cash provided by (used in) financing activities	612,164	(207,665)	204,140
Net (decrease) increase in cash and cash equivalents	234,725	22,909	(8,345)
Cash and cash equivalents at January 1	121,856	98,947	107,292
Cash and cash equivalents at December 31	$356,581	$121,856	$98,947
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
Through its subsidiaries, which include a commercial bank and an insurance agency, First Commonwealth provides a full range of loan, deposit, trust, insurance and personal financial planning services primarily to individuals and small to middle market businesses in 26 counties in central and western Pennsylvania as well as throughout Ohio. First Commonwealth has determined that it has one business segment.
First Commonwealth is subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine First Commonwealth for adherence to laws and regulations.
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of First Commonwealth previously defined above. All material intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period's presentation.
Equity investments of less than a majority but at least 20% ownership are accounted for by the equity method and classified as “Other assets.” Earnings on these investments are reflected in “Other income” on the Consolidated Statements of Income, as appropriate, in the period earned.
Investment Securities
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
First Commonwealth conducts a comprehensive review of the investment portfolio on a quarterly basis to evaluate for expected credit losses. When evaluating available-for-sale securities, management first considers whether we intend to sell the security, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If there is intent to sell, the security's amortized cost is written down to fair value through income. Otherwise, available-for-sale securities whose market values have fallen below their book value are evaluated at the issuer-specific level to determine if the decline in value is a result of credit losses. Issuer-specific securities include obligations of U.S. Government agencies and sponsored enterprises, single issue trust preferred securities, corporate debentures and obligations of states and political subdivisions. Further analysis of these securities includes a review of research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, impact of interest rate changes and any other relevant information pertaining to the affected security. Any loss not determined to be a credit loss is recorded as a reduction to shareholders equity, through other comprehensive income. Held-to-maturity securities are evaluated for impairment on a quarterly basis using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist an allowance for credit loss is recorded and included in earnings as a component of credit loss expense.

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
First Commonwealth considers a loan to be a troubled debt restructured loan when the loan terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. Troubled debt restructured loans are considered to be nonperforming loans.
A loan is considered to be nonperforming when, based on current information and events, it is expected that First Commonwealth will be unable to collect principal or interest that is due in accordance with contractual terms of the loan. Nonperforming loans include nonaccrual loans and troubled debt restructured loans. Loan impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.
For loans other than those that First Commonwealth expects repayment through liquidation of the collateral, when the remaining recorded investment in the loan is less than or equal to the present value of the expected cash flows, income is applied as a reduction to loan principal rather than interest income.
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
Allowance for Credit Losses for Loans
On January 1, 2020, First Commonwealth adopted ASU 2016-13 Financial Instruments - Credit Losses ("Topic 326"), which replaces the incurred loss methodology for determining our allowance for credit losses and related provision for credit losses with an expected loss methodology that is referred to as the Current Expected Credit Loss ("CECL") model. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including our loans.

We adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures and recognized a cumulative effect adjustment reducing retained earnings by $11.2 million, net of tax. First Commonwealth made the accounting policy election to exclude accrued interest from the allowance for credit loss calculation because these balances are written off or reversed when a loan is placed in non-accrual status.
In connection with our adoption of ASU 2016-13, we made changes to our loan portfolio segments, as compared to loan segments under the incurred model, to align with the methodology applied in determining the allowance under CECL. Refer to Note 9, " Loans and Allowance for Credit Losses" for further discussion of these portfolio segments.
Under CECL, the allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default and loss given default measures the expected loss upon default. Inputs impacting the expected losses includes a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period.

Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

Prior to January 1, 2020, the allowance for credit losses was estimated based on managements assessment of probable estimated losses. In addition to loan category, the major loan classifications used in the allowance for credit losses calculation include pass, other assets especially mentioned (“OAEM”), substandard and doubtful. Additional information related to these credit quality categories is provided in Note 9, "Loans and Allowance for Credit Losses." Under this incurred methodology, the allowance calculation uses net historical charge-off trends to estimate probable unconfirmed losses for each loan category.
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
Under the incurred model, loans acquired with evidence of credit deterioration were evaluated and not considered to be significant. The premium or discount estimated through the loan fair value calculation is recognized in interest income on a level yield or straight-line basis over the remaining contractual life of the loans. Additional credit deterioration on acquired loans, in excess of the original credit discount embedded in the fair value determination on the date of acquisition, was recognized in the allowance for credit losses through the provision for loan losses.
As part of both CECL and the incurred methodology, all nonperforming credits, which includes nonaccrual loans and all troubled debt restructurings ("TDRs"), in excess of $250 thousand are individually evaluated on a quarterly basis. A specific reserve is established for individually evaluated loans in an amount equal to the total amount of estimated losses for the loans that are reviewed. Based on this reserve as a percentage of reviewed loan balances, a reserve is also established for the nonperforming loan balances that are not individually reviewed.
An additional component of the allowance is determined by management based on a qualitative analysis of certain factors related to portfolio risks that are not incorporated in the calculated model. Factors considered by management include lending practices, ability and experience of the credit staff, the overall lending environment and external factors such as the regulatory environment and competition. Portfolio risks include unusual changes or recent trends in specific portfolios such as unexpected changes in the trends or levels of delinquency. No matter how detailed an analysis of potential credit losses is performed, these estimates are inherently imprecise. Management must make estimates using assumptions and information that is often subjective and changes rapidly.

Allowance for Off-Balance Sheet Credit Exposures
First Commonwealth maintains an allowance for off-balance sheet credit exposure at a level deemed sufficient to absorb losses that are inherent to off-balance sheet credit risk. Off-balance sheet credit exposure includes commitments to extend credit, standby letters of credit and commercial letters of credit. The Company’s methodology for assessing the appropriateness of the allowance for off-balance sheet credit exposure consists of analysis of historical usage trends. The calculation begins with historical usage trends related to lines of credit as well as letters of credit and then utilizes those figures to determine the probable usage of available lines. These values are then adjusted by the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans. This amount is adjusted quarterly and any change to the allowance is reported as part of provision expense on the Consolidated Statements of Income. The allowance for off-balance sheet credit exposures is reflected in "Other Liabilities" in the Consolidated Statements of Finance Condition.
Bank Owned Life Insurance
First Commonwealth and the banks that First Commonwealth has acquired have purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded as non-interest income in the Consolidated Statements of Income and cash receipts and disbursements are included in "Operating Activities" in the Consolidated Statements of Cash Flows. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $4.6 million and $4.2 million as of December 31, 2020 and 2019, respectively, and is reflected in "Other Liabilities" on the Consolidated Statements of Financial Condition.
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
Goodwill
Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” section below). Goodwill is not amortized and is subject to at least annual assessments for impairment. First Commonwealth reviews goodwill annually and again at any quarter-end if a material event occurs during the quarter that may affect goodwill. When circumstances indicate that it is more likely than not that fair value is less than carrying value, a triggering event has occurred and a quantitative impairment test is performed. Goodwill is evaluated for potential impairment by determining if our fair value has fallen below carrying value.
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
Derivatives and Hedging Activities
First Commonwealth accounts for derivative instruments and hedging activities in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” All derivatives are evaluated at inception as to whether or not they are hedging or non-hedging activities, and appropriate documentation is maintained to support the final determination. First Commonwealth recognizes all derivatives as either assets or liabilities on the Consolidated Statements of Financial Condition and measures those instruments at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. For derivatives designated as cash flow hedges, changes in fair value of the effective portion of the cash flow hedges are reported in other comprehensive income ("OCI"). When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in the Consolidated Statement of Income.
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
Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2020, First Commonwealth has interest rate derivative positions that are designated as hedging instruments and others that are not designated as hedging instruments. See Note 7, “Derivatives,” for a description of these instruments.
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
Fair Value Measurements
In accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” First Commonwealth groups financial assets and financial liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•Level 1—Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
•Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 securities include U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, certain corporate securities, FHLB stock, loans held for sale, interest rate derivatives that include interest rate swaps, risk participation agreements and foreign currency contracts, certain other real estate owned and certain nonperforming loans.
•Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the evaluation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are nonmarketable equity investments, certain other real estate owned and certain nonperforming loans.
In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon pricing models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. See Note 17 “Fair Values of Assets and Liabilities” for additional information.
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

Note 2—Acquisition
Santander Branch Acquisition
On September 6, 2019, the Company's banking subsidiary, First Commonwealth Bank, completed its acquisition of 14 full service branches from Santander Bank N.A. ("Santander") receiving $329.5 million in cash. This acquisition further expands the Company's market into State College, Lock Haven, Williamsport and Lewisburg, Pennsylvania and included the purchase of $100.0 million in loans and $471.4 million in deposits.

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
The Company determined that this acquisition constitutes a business combination as defined in FASB ASC Topic 805, “Business Combinations.” Accordingly, as of the date of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” Acquired loans were recorded at fair value with no carryover of the related allowance for loan losses. At the date of acquisition, none of the loans were accounted for under the guidance of ASC Topic 310-30, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The fair value of acquired loans and certificate of deposits is established by discounting the expected future cash flows with a market discount rate for like maturities and risk instruments. The $100.0 million fair value of acquired loans is the result of $101.2 million in loans acquired from Santander and the recognition of a net combined yield and credit mark adjstment of $1.2 million. The $471.4 million fair value of acquired deposits is the result of $471.0 million in deposits acquired and the recognition of a yield mark adjustment of $0.4 million on the certificate of deposits. A $5.6 million core deposit intangible was recognized for core deposits acquired.
Costs related to the acquisition totaled $3.7 million in 2019. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Consolidated Statements of Income.
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

	2020			2019			2018
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains on securities arising during the period	$19,981	$(4,196)	$15,785	$20,625	$(4,331)	$16,294	$2,783	$(585)	$2,198
Reclassification adjustment for gains on securities included in net income	(70)	15	(55)	(22)	5	(17)	(8,102)	1,701	(6,401)
Total unrealized gains (losses) on securities	19,911	(4,181)	15,730	20,603	(4,326)	16,277	(5,319)	1,116	(4,203)
Unrealized gains (losses) on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(4,467)	938	(3,529)	935	(196)	739	326	(68)	258
Reclassification adjustment for losses on derivatives included in net income	—	—	—	—	—	—	10	(3)	7
Total unrealized (losses) gains on derivatives	(4,467)	938	(3,529)	935	(196)	739	336	(71)	265
Unrealized (losses) gains for postretirement obligations:
Prior service cost	(537)	113	(424)	—	—	—	—	—	—
Net (loss) gain	(155)	32	(123)	(121)	25	(96)	144	(30)	114
Total unrealized (losses) gains for postretirement obligations	(692)	145	(547)	(121)	25	(96)	144	(30)	114
Total other comprehensive income (loss)	$14,752	$(3,098)	$11,654	$21,417	$(4,497)	$16,920	$(4,839)	$1,015	$(3,824)

The following table details the change in components of OCI for the year-ended December 31:

	2020
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at December 31	$4,580	$634	$365	$5,579
Other comprehensive income before reclassification adjustment	15,785	(3,529)		12,256
Amounts reclassified from accumulated other comprehensive income (loss)	(55)	—		(55)
Prior service cost			(424)	(424)
Net gain			(123)	(123)
Net other comprehensive income during the period	15,730	(3,529)	(547)	11,654
Balance at December 31	$20,310	$(2,895)	$(182)	$17,233

	2019
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(11,697)	$(105)	$461	$(11,341)
Other comprehensive income before reclassification adjustment	16,294	739		17,033
Amounts reclassified from accumulated other comprehensive income (loss)	(17)	—		(17)
Net gain			(96)	(96)
Net other comprehensive income during the period	16,277	739	(96)	16,920
Balance at December 31	$4,580	$634	$365	$5,579

	2018
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(6,166)	$(306)	$299	$(6,173)
Cumulative effect of adoption of ASU 2018-02	(1,328)	(64)	48	(1,344)
Balance at January 1	(7,494)	(370)	347	(7,517)
Other comprehensive income before reclassification adjustment	2,198	258		2,456
Amounts reclassified from accumulated other comprehensive income (loss)	(6,401)	7		(6,394)
Net gain			114	114
Net other comprehensive income during the period	(4,203)	265	114	(3,824)
Balance at December 31	$(11,697)	$(105)	$461	$(11,341)

Note 4—Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the year for interest and income taxes as well as detail on non-cash investing and financing activities for the years ended December 31:

	2020	2019	2018
	(dollars in thousands)
Cash paid during the period for:
Interest	$33,964	$56,005	$40,071
Income taxes	25,914	21,787	23,826
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	3,865	4,723	4,334
Fair value of loans transferred from held to maturity to available for sale	37,305	30,359	37,367
Loans transferred from available for sale to held to maturity	4,335	482	—
Gross increase (decrease) in market value adjustment to securities available for sale	19,911	20,604	(5,319)
Gross (decrease) increase in market value adjustment to derivatives	(4,467)	935	336
Investments committed to purchase, not settled	(34,185)	25,484	—
Increase in limited partnership investment unfunded commitment	—	1,469	—
Net assets (liabilities) acquired through acquisition	—	(361,595)	21,834
Proceeds from death benefit on bank-owned life insurance not received	(384)	484	—
Treasury shares issued	1,594	2,531	2,257

Note 5—Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ending December 31:

	2020	2019	2018
Weighted average common shares issued	113,914,902	113,914,902	113,914,902
Average treasury shares	(16,254,304)	(15,447,299)	(14,747,687)
Average deferred compensation shares	(42,751)	(37,496)	(37,411)
Average unearned nonvested shares	(118,261)	(112,320)	(93,641)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	97,499,586	98,317,787	99,036,163
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	203,836	231,957	149,939
Additional common stock equivalents (deferred compensation) used to calculated diluted earnings per share	55,543	38,420	37,411
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	97,758,965	98,588,164	99,223,513
Per Share Data
Basic Earnings Per Share	$0.75	$1.07	$1.09
Diluted Earnings Per Share	$0.75	$1.07	$1.08
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the years ended December 31, because to do so would have been anti-dilutive.

	12/31/2020			12/31/2019			12/31/2018
		Price Range			Price Range			Price Range
	Shares	From	To	Shares	From	To	Shares	From	To
Restricted Stock	92,499	$13.72	$15.44	81,730	$12.99	$15.44	71,560	$8.84	$14.49
Restricted Stock Units	106,931	$12.43	$15.37	26,217	$16.62	$16.62	—	$—	$—

Note 6—Cash and Due from Banks
Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts, such as checking accounts and NOW accounts. Reserves are maintained in the form of vault cash or balances held with the local Federal Reserve Bank. First Commonwealth Bank maintained average balances of $173.2 million during 2020 and $14.7 million during 2019 with the Federal Reserve Bank of Cleveland.

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
Derivatives Designated as Hedging Instruments
In 2015, the Company entered into an interest rate swap contract, which was designated as a cash flow hedge. This contract, which had a total notional amount of $70.0 million, matured on March 4, 2019. The periodic net settlement of interest rate swaps was an adjustment to "Interest and fees on loans" in the Consolidated Statements of Income. For the year ended December 31, 2019 and 2018, there was a negative impact of $0.1 million and $0.6 million, respectively, on interest income as a result of these interest rate swaps.
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
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" in the Consolidated Statement of Income. For the year ended December 31, 2020, interest expense increased by $0.4 million as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," the same line item in the Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at December 31, 2020 and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the Consolidated Statements of Income. The impact to noninterest income for the years ended December 31, 2020 and 2019 was an increase of $0.4 million and $0.1 million, respectively, and the impact to noninterest expense for the year ended December 31, 2018 was a decrease of $0.2 million.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At December 31, 2020, the underlying funded mortgage loan commitments had a carrying value of $25.0 million and a fair value of $28.4 million, while the underlying unfunded mortgage loan commitments had a notional amount of $47.9 million. At December 31, 2019, the underlying funded mortgage loan commitments had a carrying value of $9.8 million and a fair value of $10.7 million, while the underlying unfunded mortgage loan commitments had a notional amount of $25.5 million.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other operating expenses" in the Consolidated Statements of Income. The impact on other noninterest expense for the year ended December 31, 2020 totaled $18 thousand. At December 31, 2020, the underlying loans had both a carrying value and a fair value of $2.1 million. At December 31, 2019, the underlying loans had both a carrying value and a fair value of $4.8 million.

The following table depicts the credit value adjustment recorded relative to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks at December 31:

	2020	2019
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(2,792)	$(272)
Notional Amount:
Interest rate derivatives	631,446	587,275
Interest rate caps	66,527	87,188
Interest rate collars	35,354	35,354
Risk participation agreements	220,280	164,632
Sold credit protection on risk participation agreements	(78,522)	(69,011)
Interest rate options	47,874	25,460
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(3,665)	801
Notional Amount	70,000	70,000
Interest rate forwards:
Fair value adjustment	(483)	(63)
Notional Amount	65,000	30,000
Foreign exchange forwards:
Fair value adjustment	(5)	(41)
Notional Amount	2,119	4,789
The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Consolidated Statements of Income for the years ended December 31:

	2020	2019	2018
	(dollars in thousands)
Non-hedging interest rate derivatives:
(Decrease) increase in other income	$(981)	$(269)	$787
Decrease in other expense	—	(352)	(332)
Hedging interest rate derivatives:
Decrease in interest and fees on loans	—	(118)	(590)
Increase (decrease) in interest from subordinated debentures	449	(159)	—
Increase in other expense	—	7	10
Hedging interest rate forwards:
Increase in other income	420	106	—
Decrease in other expense	—	—	(189)
Hedging interest rate derivatives:
Increase in other expense	18	5	15
The fair value of our derivatives is included in a table in Note 17, “Fair Values of Assets and Liabilities,” in the line items “Other assets” and “Other liabilities.”

Note 8—Investment Securities

Securities Available for Sale
Below is an analysis of the amortized cost and fair values of securities available for sale at December 31:

	2020				2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$6,492	$738	$—	$7,230	$7,745	$596	$—	$8,341
Mortgage-Backed Securities – Commercial	182,823	8,357	—	191,180	186,316	2,983	(166)	189,133
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	481,109	14,924	—	496,033	660,777	4,113	(2,943)	661,947
Other Government-Sponsored Enterprises	100,996	2	—	100,998	1,000	—	—	1,000
Obligations of States and Political Subdivisions	11,154	243	—	11,397	17,738	171	—	17,909
Corporate Securities	22,941	1,444	—	24,385	22,919	1,043	—	23,962
Total Securities Available for Sale	$805,515	$25,708	$—	$831,223	$896,495	$8,906	$(3,109)	$902,292

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
The amortized cost and estimated fair value of debt securities available for sale at December 31, 2020, by contractual maturity, are shown below:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$104,995	$105,015
Due after 1 but within 5 years	19,349	20,395
Due after 5 but within 10 years	10,747	11,370
Due after 10 years	—	—
	135,091	136,780
Mortgage-Backed Securities (a)	670,424	694,443
Total Debt Securities	$805,515	$831,223
(a)Mortgage Backed Securities include an amortized cost of $189.3 million and a fair value of $198.4 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $481.1 million and a fair value of $496.0 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales of securities and gross gains (losses) realized on sales, calls and maturities of securities available for sale were as follows for the years ended December 31:

	2020	2019	2018
	(dollars in thousands)
Proceeds from sales	$—	$948	$15,939
Gross (losses) gains realized:
Sales Transactions:
Gross gains	$—	$—	$4,719
Gross losses	—	(7)	—
	—	(7)	4,719
Maturities
Gross gains	70	29	3,383
Gross losses	—	—	—
	70	29	3,383
Net gains	$70	$22	$8,102
Gross gains from maturities recognized in 2020 were the result of calls on municipal securities.
Gross losses on sales transactions recognized in 2019 were the result of the sale of one municipal security after its credit rating was withdrawn. Gross gains from maturities recognized in 2019 were the result of calls on municipal securities.
Gross gains from sales transactions of $4.7 million were recognized in 2018 as a result of the sale of the remaining pooled trust preferred security portfolio. Gross gains from maturities of $3.4 million were recognized in 2018 as a result of successful auction calls on PreSTL XIV and PreSTL IX, two of our pooled trust preferred securities.
Securities available for sale with an approximate fair value of $792.1 million and $584.8 million were pledged as of December 31, 2020 and 2019, respectively, to secure public deposits and for other purposes required or permitted by law.

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at December 31:

	2020				2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,766	$138	$—	$2,904	$3,392	$57	$—	$3,449
Mortgage-Backed Securities – Commercial	36,799	1,441	—	38,240	51,291	18	(184)	51,125
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	277,351	5,389	(10)	282,730	229,667	1,377	(294)	230,750
Mortgage-Backed Securities – Commercial	9,737	344	—	10,081	12,081	67	—	12,148
Obligations of States and Political Subdivisions	34,391	705	—	35,096	40,092	554	—	40,646
Debt Securities Issued by Foreign Governments	800	—	—	800	600	—	—	600
Total Securities Held to Maturity	$361,844	$8,017	$(10)	$369,851	$337,123	$2,073	$(478)	$338,718
The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$2,500	$2,525
Due after 1 but within 5 years	7,669	7,742
Due after 5 but within 10 years	20,126	20,689
Due after 10 years	4,896	4,940
	35,191	35,896
Mortgage-Backed Securities (a)	326,653	333,955
Total Debt Securities	$361,844	$369,851
(a)Mortgage Backed Securities include an amortized cost of $39.6 million and a fair value of $41.1 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $287.1 million and a fair value of $292.8 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $228.1 million and $306.8 million were pledged as of December 31, 2020 and 2019, respectively, to secure public deposits for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of December 31, 2020 and 2019, our FHLB stock totaled $10.6 million and $15.1 million, respectively and is included in “Other investments” on the Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2020.
At both December 31, 2020 and 2019, Other Investments also includes $1.7 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. For the years ended December 31, 2020 and 2019, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
Impairment of Investment Securities
On January 1, 2020, First Commonwealth adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), which requires estimated credit losses on held to maturity securities be recorded as an allowance for credit loss instead of a reduction in the amortized cost of the securities. Prior to the adoption of ASU 2016-13, credit related other-than-temporary impairment on debt securities was recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold was recognized in OCI.
There were no estimated credit losses recorded during the year ended December 31, 2020. During the years ended December 31, 2019 and 2018, no other-than-temporary impairment charges were recognized.
First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.
We review our investment portfolio on a quarterly basis for indications of impairment. For available for sale securities the review includes analyzing the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether we are more likely than not to sell the security. We evaluate whether we are more likely than not to sell debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy, tax position and interest rate risk position. Held-to-maturity securities are evaluated for impairment on a quarterly basis using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist an allowance for credit loss is recorded and included in earnings as a component of credit loss expense.
The following table presents the gross unrealized losses and estimated fair values at December 31, 2020 for available for sale securities for which an allowance for credit losses has not been recorded and held to maturity securities by investment category and time frame for which the securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	3,755	(10)	—	—	3,755	(10)
Total Securities	$3,755	$(10)	$—	$—	$3,755	$(10)

At December 31, 2020, fixed income securities issued by U.S. Government-sponsored enterprises comprised 100% of total unrealized losses. All unrealized losses are a result of changes in market interest rates. At December 31, 2020, there were 2 debt securities in an unrealized loss position, all of which related to residential mortgage-backed securities with an unrealized loss of less than 12 months. There were no equity securities in an unrealized loss position at December 31, 2020.

The following table presents the gross unrealized losses and estimated fair value at December 31, 2019 for both available for sale and held to maturity securities by investment category and time frame for which the securities had been in a continuous unrealized loss position:

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
As of December 31, 2020, our corporate securities had an amortized cost and estimated fair value of $22.9 million and $24.4 million, respectively, and were comprised of debt for large regional banks. At December 31, 2019, these securities had an amortized cost of $22.9 million and estimated fair value of $24.0 million. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trend and capital position, to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.

There was no expected credit related impairment recognized on investment securities during the twelve months ended December 31, 2020. Prior to 2020, investment securities were evaluated for other-than-temporary impairment. During 2018, all of our pooled trust preferred collateralized debt obligations were liquidated either through a successful auction call or sale. Other-than-temporary impairment charges were recognized on the pooled trust preferred securities in 2008, 2009 and 2010. The following table provides a cumulative roll forward of credit losses recognized in earnings for the trust preferred securities for the years ended December 31:

	2019	2018
	(dollars in thousands)
Balance, beginning (a)	$—	$12,208
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (b)	—	(223)
Reduction for debt securities sold during the period	—	(9,164)
Reduction for debt securities called during the period	—	(2,821)
Balance, ending	$—	$—
(a)The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.
(b)Represents the increase in cash flows recognized either as principal payments or interest income during the period.

Note 9—Loans and Allowance for Credit Losses
Loans are presented in the Consolidated Statements of Financial Condition net of deferred loan fees and costs, and discounts related to purchased loans. Net deferred fees were $6.0 million as of December 31, 2020 and net deferred costs were $2.8 million as of December 31, 2019 and discounts on purchased loans were $7.0 million and $8.5 million at December 31, 2020 and 2019, respectively. The following table provides outstanding balances related to each of our loan types as of December 31:

	2020	2019
	Total Loans	Originated Loans	Acquired Loans	Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,555,986	$1,212,026	$29,827	$1,241,853
Time and demand	1,541,382
Commercial credit cards	14,604
Real estate construction	427,221	442,777	6,262	449,039
Residential real estate	1,750,592	1,415,808	265,554	1,681,362
Residential first lien	1,144,323
Residential junior lien/home equity	606,269
Commercial real estate	2,211,569	1,958,346	159,173	2,117,519
Multifamily	371,239
Nonowner occupied	1,421,151
Owner occupied	419,179
Loans to individuals	815,815	685,416	13,959	699,375
Automobile	712,800
Consumer credit cards	12,360
Consumer other	90,655
Total loans	$6,761,183	$5,714,373	$474,775	$6,189,148
The above table reflects loan categories used in the calculation of the allowance for credit losses. With the adoption of CECL in 2020, eleven categories with similar risk characteristics were identified. The totals provided for 2019 reflect the categories used in 2019 under the incurred methodology.
Commercial, financial, agricultural and other loans at December 31, 2020 includes $478.9 million in PPP loans for small businesses who meet the necessary eligibility requirements. PPP loans are 100% guaranteed by the SBA under the CARES Act and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the PPP requirements. Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liability to the Company associated with participation in the program.

First Commonwealth’s loan portfolio includes five primary loan categories. When calculating the allowance for credit losses these categories are classified into eleven portfolio segments. The composition of loans by portfolio segment includes;

Commercial, financial, agricultural and other
Time & Demand - Consists primarily of commercial and industrial loans. This category consists of loans that are typically cash flow dependent and therefore have different risk and loss characteristics than other commercial loans. Loans in this category include revolving and term structures with fixed and variable interest rates. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and economic conditions measured by GDP.

Commercial Credit Cards - Consists of unsecured credit cards for commercial customers. These commercial credit cards have separate characteristics outside of normal commercial non-real estate loans, as they tend to have shorter overall duration. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and economic conditions measured by GDP.

Real estate construction
Includes both 1-4 family and commercial construction loans. The risk and loss characteristics of the construction category are different than other real estate secured categories due to the collateral being at various stages of completion. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and measures of completed construction projects.

Residential real estate
Residential first lien - Consists of loans with collateral of 1-4 family residencies with a senior lien position. The risk and loss characteristics are unique for this group because the collateral for these loans are the borrower’s primary residence. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and residential property values.

Residential Junior Lien/Home Equity - Consists of loans with collateral of 1-4 family residencies with an open end line of credit or junior lien position. The junior lien position for the majority of these loans provides a higher risk of loss than other residential real estate loans. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and residential property values.

Commercial real estate
Multifamily - Consists of loans secured by commercial multifamily properties. Real estate related to rentals to consumers could provide unique risk and loss characteristics. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of commercial real estate values and rental vacancy.

Nonowner Occupied - Consists of loans secured by commercial real estate non-owner occupied and provides different loss characteristics than other real estate categories. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and economic conditions measured by GDP.

Owner Occupied - Consists of loans secured by commercial real estate owner occupied properties. The risk and loss characteristics of this category were considered different than other real estate categories because it is owner occupied and would impact the ability to conduct business. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and economic conditions measured by GDP.

Loans to individuals
Automobile - Consists of both direct and indirect loans with automobiles and recreational vehicles held as collateral. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of consumer sentiment and automobile retention value.

Consumer Credit Cards – Consists of unsecured consumer credit cards The primary macroeconomic drivers for estimating credit losses for this category include forecasts of consumer sentiment and economic conditions measured by GDP.

Other Consumer - Consists of lines of credit, student loans and other consumer loans, not secured by real estate or autos. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of consumer sentiment and the level of household debt.
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at December 31, 2020 was 6.68% and during the one-year forecast period it was projected to average 7.25%, with a peak of 7.48%.

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

The following tables represent our credit risk profile by creditworthiness category for the years ended December 31:

	2020
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,491,916	$48,233	$15,837	$—	$—	$64,070	$1,555,986
Time and demand	1,477,312	48,233	15,837	—	—	64,070	1,541,382
Commercial credit cards	14,604	—	—	—	—	—	14,604
Real estate construction	426,663	504	54	—	—	558	427,221
Residential real estate	1,740,992	1,902	7,698	—	—	9,600	1,750,592
Residential first lien	1,138,409	1,780	4,134	—	—	5,914	1,144,323
Residential junior lien/home equity	602,583	122	3,564	—	—	3,686	606,269
Commercial real estate	1,983,258	175,995	52,316	—	—	228,311	2,211,569
Multifamily	369,883	131	1,225	—	—	1,356	371,239
Nonowner occupied	1,216,252	161,336	43,563	—	—	204,899	1,421,151
Owner occupied	397,123	14,528	7,528	—	—	22,056	419,179
Loans to individuals	815,541	—	274	—	—	274	815,815
Automobile	712,539	—	261	—	—	261	712,800
Consumer credit cards	12,360	—	—	—	—	—	12,360
Consumer other	90,642	—	13	—	—	13	90,655
Total	$6,458,370	$226,634	$76,179	$—	$—	$302,813	$6,761,183

	2019
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Originated Loans
Pass	$1,171,363	$442,751	$1,406,845	$1,918,690	$685,108	$5,624,757
Non-Pass
OAEM	29,359	26	475	13,533	—	43,393
Substandard	11,304	—	8,488	26,123	308	46,223
Doubtful	—	—	—	—	—	—
Total Non-Pass	40,663	26	8,963	39,656	308	89,616
Total	$1,212,026	$442,777	$1,415,808	$1,958,346	$685,416	$5,714,373

Acquired Loans
Pass	$27,696	$5,697	$262,630	$153,814	$13,947	$463,784
Non-Pass
OAEM	2,009	565	537	2,072	—	5,183
Substandard	122	—	2,387	3,287	12	5,808
Doubtful	—	—	—	—	—	—
Total Non-Pass	2,131	565	2,924	5,359	12	10,991
Total	$29,827	$6,262	$265,554	$159,173	$13,959	$474,775

The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year as of December 31, 2020:

	Term Loans						Revolving Loans
	2020	2019	2018	2017	2016	Prior		Total
	(dollars in thousands)
Time and demand	$598,053	$193,601	$142,224	$72,277	$74,228	$83,313	$377,686	$1,541,382
Pass	597,405	189,834	140,473	63,137	68,007	65,418	353,038	1,477,312
OAEM	93	3,373	972	8,820	6,182	8,043	20,750	48,233
Substandard	555	394	779	320	39	9,852	3,898	15,837
Commercial credit cards	—	—	—	—	—	—	14,604	14,604
Pass	—	—	—	—	—	—	14,604	14,604
Real estate construction	150,493	133,195	104,167	34,803	389	1,009	3,165	427,221
Pass	150,493	133,195	104,167	34,803	389	709	2,907	426,663
OAEM	—	—	—	—	—	246	258	504
Substandard	—	—	—	—	—	54	—	54
Residential first lien	316,052	184,550	142,823	110,365	91,495	297,057	1,981	1,144,323
Pass	316,028	184,533	142,467	110,260	91,059	292,158	1,904	1,138,409
OAEM	—	—	83	—	100	1,520	77	1,780
Substandard	24	17	273	105	336	3,379	—	4,134
Residential junior lien/home equity	3,055	5,783	4,545	2,005	1,303	7,127	582,451	606,269
Pass	3,055	5,698	4,545	2,005	1,303	6,909	579,068	602,583
OAEM	—	—	—	—	—	112	10	122
Substandard	—	85	—	—	—	106	3,373	3,564
Multifamily	76,249	16,287	69,439	66,963	34,383	106,328	1,590	371,239
Pass	76,249	16,287	69,439	66,963	34,383	104,972	1,590	369,883
OAEM	—	—	—	—	—	131	—	131
Substandard	—	—	—	—	—	1,225	—	1,225
Nonowner occupied	105,861	199,280	161,018	214,915	217,883	518,052	4,142	1,421,151
Pass	105,861	190,301	139,643	181,659	175,148	419,900	3,740	1,216,252
OAEM	—	8,979	21,375	26,339	37,762	66,752	129	161,336
Substandard	—	—	—	6,917	4,973	31,400	273	43,563
Owner occupied	59,519	72,313	61,079	40,796	27,415	152,555	5,502	419,179
Pass	58,551	70,726	55,478	39,351	26,359	141,376	5,282	397,123
OAEM	968	684	4,736	1,421	114	6,572	33	14,528
Substandard	—	903	865	24	942	4,607	187	7,528
Automobile	350,293	202,923	96,355	45,218	14,285	3,726	—	712,800
Pass	350,293	202,827	96,336	45,187	14,255	3,641	—	712,539
Substandard	—	96	19	31	30	85	—	261
Consumer credit cards	—	—	—	—	—	—	12,360	12,360
Pass	—	—	—	—	—	—	12,360	12,360
Consumer other	7,814	14,464	10,752	1,965	711	6,383	48,566	90,655
Pass	7,814	14,464	10,752	1,965	711	6,373	48,563	90,642
Substandard	—	—	—	—	—	10	3	13
Total	$1,667,389	$1,022,396	$792,402	$589,307	$462,092	$1,175,550	$1,052,047	$6,761,183

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
Total gross charge-offs for the years ended December 31, 2020 and 2019 were $19.3 million and $12.3 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of December 31. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	2020
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$146	$62	$112	$3,317	$3,637	$1,552,349	$1,555,986
Time and demand	97	28	23	3,317	3,465	1,537,917	1,541,382
Commercial credit cards	49	34	89	—	172	14,432	14,604
Real estate construction	936	—	—	54	990	426,231	427,221
Residential real estate	3,883	1,492	769	6,824	12,968	1,737,624	1,750,592
Residential first lien	1,775	660	267	3,489	6,191	1,138,132	1,144,323
Residential junior lien/home equity	2,108	832	502	3,335	6,777	599,492	606,269
Commercial real estate	237	160	3	35,072	35,472	2,176,097	2,211,569
Multifamily	—	—	—	460	460	370,779	371,239
Nonowner occupied	18	104	—	31,822	31,944	1,389,207	1,421,151
Owner occupied	219	56	3	2,790	3,068	416,111	419,179
Loans to individuals	2,870	852	639	274	4,635	811,180	815,815
Automobile	2,090	417	94	261	2,862	709,938	712,800
Consumer credit cards	52	39	123	—	214	12,146	12,360
Consumer other	728	396	422	13	1,559	89,096	90,655
Total	$8,072	$2,566	$1,523	$45,541	$57,702	$6,703,481	$6,761,183

	2019
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Originated Loans
Commercial, financial, agricultural and other	$391	$57	$140	$8,780	$9,368	$1,202,658	$1,212,026
Real estate construction	198	—	9	—	207	442,570	442,777
Residential real estate	3,757	749	736	6,646	11,888	1,403,920	1,415,808
Commercial real estate	227	114	—	6,609	6,950	1,951,396	1,958,346
Loans to individuals	4,070	1,020	931	307	6,328	679,088	685,416
Total	$8,643	$1,940	$1,816	$22,342	$34,741	$5,679,632	$5,714,373

Acquired Loans
Commercial, financial, agricultural and other	$1	$—	$1	$74	$76	$29,751	$29,827
Real estate construction	—	—	—	—	—	6,262	6,262
Residential real estate	304	207	221	1,949	2,681	262,873	265,554
Commercial real estate	—	107	—	298	405	158,768	159,173
Loans to individuals	87	89	35	12	223	13,736	13,959
Total	$392	$403	$257	$2,333	$3,385	$471,390	$474,775
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
Nonperforming Loans
Management considers loans to be nonperforming when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Nonperforming loans includes nonaccrual loans and all troubled debt restructured loans. When management identifies a loan as nonperforming, the credit loss is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole source or repayment for the loan is the operation or liquidation of collateral. When the loan is collateral dependent, the appraised value less estimated cost to sell is utilized. If management determines the value of the loan is less than the recorded investment in the loan, a credit loss is recognized through an allowance or a charge-off to the allowance for credit losses.
When the ultimate collectability of the total principal of a nonperforming loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of a nonperforming loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method.
There was one nonperforming loan totaling $13 thousand held for sale at December 31, 2020 and no nonperforming loans held for sale as of December 31, 2019. There were no gains on nonperforming loans held for sale during the year ended December 31, 2020. Total gains of $0.4 million and $1.8 million were recognized on sales of nonperforming loans during the years ended December 31, 2019, and 2018 respectively.

The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of December 31, 2020 and 2019. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming for the years ended December 31, 2020, 2019 and 2018. Average balances are calculated based on month-end balances of the loans for the period reported and are included in the table below based on its period end allowance position.

	2020
	Recorded investment	Unpaid principal balance	Related specific allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$2,025	$2,725		$6,371	$80
Time and demand	2,025	2,725		6,371	80
Real estate construction	54	53		146	14
Residential real estate	10,939	13,258		11,913	335
Residential first lien	6,062	7,575		6,605	241
Residential junior lien/home equity	4,877	5,683		5,308	94
Commercial real estate	20,650	23,641		22,287	184
Multifamily	1	82		1	—
Nonowner occupied	16,786	19,459		18,536	82
Owner occupied	3,863	4,100		3,750	102
Loans to individuals	418	447		470	13
Automobile	405	430		447	13
Consumer other	13	17		23	—
Subtotal	34,086	40,124		41,187	626
With a specific allowance recorded:
Commercial, financial, agricultural and other	4,210	9,377	1,268	1,544	3
Time and demand	4,210	9,377	1,268	1,544	3
Real estate construction	—	—	—	—	—
Residential real estate	—	—	—	—	—
Residential first lien	—	—	—	—	—
Residential junior lien/home equity	—	—	—	—	—
Commercial real estate	15,757	15,830	3,638	7,997	10
Multifamily	459	470	116	395	—
Nonowner occupied	15,060	15,122	3,508	7,363	—
Owner occupied	238	238	14	239	10
Loans to individuals	—	—	—	—	—
Automobile	—	—	—	—	—
Consumer other	—	—	—	—	—
Subtotal	19,967	25,207	4,906	9,541	13
Total	$54,053	$65,331	$4,906	$50,728	$639

	2019
	Recorded investment	Unpaid principal balance	Related specific allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
Originated Loans:
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$1,848	$6,997		$2,411	$66
Real estate construction	—	—		—	—
Residential real estate	10,372	12,437		10,819	365
Commercial real estate	3,015	3,210		7,455	156
Loans to individuals	406	640		371	17
Subtotal	15,641	23,284		21,056	604
With a specific allowance recorded:
Commercial, financial, agricultural and other	8,290	10,032	$1,580	4,110	77
Real estate construction	—	—	—	—	—
Residential real estate	474	498	1	241	—
Commercial real estate	5,293	5,308	851	1,747	3
Loans to individuals	—	—	—	—	—
Subtotal	14,057	15,838	2,432	6,098	80
Total	$29,698	$39,122	$2,432	$27,154	$684
Acquired Loans:
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$73	$73		$2,479	$—
Real estate construction	—	—		—	—
Residential real estate	2,136	2,585		1,986	8
Commercial real estate	298	320		747	18
Loans to individuals	12	15		13	—
Subtotal	2,519	2,993		5,225	26
With a specific allowance recorded:
Commercial, financial, agricultural and other	—	—	$—	—	—
Real estate construction	—	—	—	—	—
Residential real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Subtotal	—	—	—	—	—
Total	$2,519	$2,993	$—	$5,225	$26

	2018
	Originated		Acquired
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$18,480	$602	$214	$10
Real estate construction	—	—	—	—
Residential real estate	10,651	271	1,906	5
Commercial real estate	7,919	177	1,565	—
Loans to individuals	310	11	16	—
Subtotal	37,360	1,061	3,701	15
With a specific allowance recorded:
Commercial, financial, agricultural and other	2,531	20	11	—
Real estate construction	—	—	—	—
Residential real estate	504	13	—	—
Commercial real estate	991	4	—	—
Loans to individuals	—	—	—	—
Subtotal	4,026	37	11	—
Total	$41,386	$1,098	$3,712	$15
Unfunded commitments related to nonperforming loans were $0.2 million and $1.7 million at December 31, 2020 and 2019, respectively. After considering the collateral related to these commitments, a reserve of $26 thousand and $12 thousand was established for these off balance sheet exposures at December 31, 2020 and 2019, respectively.
Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. Troubled debt restructured loans are considered to be nonperforming loans.
In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications typically provide for the deferral of both principal and interest for 90 days. The CARES Act, along with a joint agency statement issued by banking regulators, provides that short-term modifications, meeting certain criteria and in response to COVID-19, do not need to be accounted for as a troubled debt restructured loans. Additionally, short-term loan modifications that are not accounted for as a troubled debt restructured loan, in accordance with the CARES Act, would remain classified as current during the deferral period and therefore are not reflected in the past due loan tables provided on the prior page. During the year ended December 31, 2020, the Company granted approximately 6,800 short-term loan modifications to its customers with aggregate principal balances of $1.4 billion. Most of these deferrals were for a 90-day period, which expired before year end. As of December 31, 2020, the balance of loans in deferral status had fallen to $113.8 million. It is likely that some customers that are no longer in the deferral period will be granted an additional 90 day deferral in order to provide support for the continued impact of COVID-19. The decision to grant an additional forbearance will be credit driven and will be based on a complete evaluation of the customer's financial circumstances.

The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans as of December 31:

	2020	2019	2018
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$8,512	$7,542	$8,757
Nonaccrual status	14,740	6,037	11,761
Total	$23,252	$13,579	$20,518
Commitments
Letters of credit	$60	$60	$60
Unused lines of credit	11	163	1,027
Total	$71	$223	$1,087

The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings during the years ending December 31:

	2020
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	4	$—	$629	$2,176	$2,805	$2,196	$636
Time and demand	4	—	629	2,176	2,805	2,196	636
Residential real estate	18	—	33	917	950	791	—
Residential first lien	9	—	33	513	546	411	—
Residential junior lien/home equity	9	—	—	404	404	380	—
Commercial real estate	5	—	—	10,857	10,857	10,758	—
Nonowner occupied	4	—	—	10,289	10,289	10,263	—
Owner occupied	1	—	—	568	568	495	—
Loans to individuals	14	—	114	148	262	224	—
Automobile	14	$—	$114	$148	262	$224	$—
Total	41	$—	$776	$14,098	$14,874	$13,969	$636

	2019
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$—	$—	$156	$156	$154	$—
Residential real estate	20	17	204	965	1,186	1,059	—
Commercial real estate	5	—	556	6,261	6,817	594	—
Loans to individuals	11	—	—	143	143	121	—
Total	38	$17	$760	$7,525	$8,302	$1,928	$—

	2018
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	3	$74	$—	$8,250	$8,324	$6,104	$—
Residential real estate	37	242	241	1,316	1,799	1,638	—
Commercial real estate	3	—	—	1,016	1,016	975	—
Loans to individuals	15	—	89	53	142	112	—
Total	58	$316	$330	$10,635	$11,281	$8,829	$—
The troubled debt restructurings included in the above tables are also included in the nonperforming loan tables provided earlier in this footnote. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the years ended December 31, 2020, 2019 and 2018, $0.8 million, $0.8 million and $0.3 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization. For 2020, 2019 and 2018, the changes in loan balances between the pre-modification balance and post-modification balance are due to customer payments. In 2020, the change between the pre-modification and post-modification balance for commercial real estate loans is primarily due to the payoff of one large commercial relationship that restructured during the year.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the year ending December 31:

	2020		2019		2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	1	$34	—	$—	1	$49
Residential junior lien/home equity	1	34
Loans to individuals	2	74	—	—	—	—
Automobile	2	74
Total	3	$108	—	$—	1	$49

The following tables provide detail related to the allowance for credit losses for the years ended December 31.

	2020
	Beginning balance	Impact of adoption of CECL	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$20,234	$1,478	$(6,318)	$314	$1,479	$17,187
Time and demand	—	21,242	(6,220)	301	1,515	16,838
Commercial credit cards	—	470	(98)	13	(36)	349
Real estate construction	2,558	562	—	26	4,820	7,966
Residential real estate	4,093	7,276	(1,040)	414	3,615	14,358
Residential first liens	—	7,326	(550)	296	847	7,919
Residential junior liens/home equity	—	4,043	(490)	118	2,768	6,439
Commercial real estate	19,768	(207)	(4,939)	312	27,019	41,953
Multifamily	—	1,647	—	—	4,593	6,240
Nownowner occupied	—	12,317	(4,678)	187	20,588	28,414
Owner occupied	—	5,597	(261)	125	1,838	7,299
Loans to individuals	4,984	4,284	(6,953)	991	16,539	19,845
Automobile	—	6,106	(3,954)	745	13,236	16,133
Consumer credit cards	—	221	(595)	36	973	635
Consumer other	—	2,941	(2,404)	210	2,330	3,077
Total	$51,637	$13,393	$(19,250)	$2,057	$53,472	$101,309
a) The provision (credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

	December 31, 2020
				Loans
	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses
	(dollars in thousands)
Commercial, financial, agricultural and other	$17,187	$1,268	$15,919	$1,555,986	$5,411	$1,550,575
Time and demand	16,838	1,268	15,570	1,541,382	5,411	1,535,971
Commercial credit cards	349	—	349	14,604	—	14,604
Real estate construction	7,966	—	7,966	427,221	—	427,221
Residential real estate	14,358	—	14,358	1,750,592	1,105	1,749,487
Residential first liens	7,919	—	7,919	1,144,323	528	1,143,795
Residential junior liens/home equity	6,439	—	6,439	606,269	577	605,692
Commercial real estate	41,953	3,638	38,315	2,211,569	34,947	2,176,622
Multifamily	6,240	116	6,124	371,239	459	370,780
Nownowner occupied	28,414	3,508	24,906	1,421,151	31,450	1,389,701
Owner occupied	7,299	14	7,285	419,179	3,038	416,141
Loans to individuals	19,845	—	19,845	815,815	—	815,815
Automobile	16,133	—	16,133	712,800	—	712,800
Consumer credit cards	635	—	635	12,360	—	12,360
Consumer other	3,077	—	3,077	90,655	—	90,655
Total	$101,309	$4,906	$96,403	$6,761,183	$41,463	$6,719,720

	2019
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated Loans:
Beginning balance	$19,235	$2,002	$3,934	$18,382	$4,033	$47,586
Charge-offs	(2,667)	—	(986)	(632)	(5,747)	(10,032)
Recoveries	245	158	246	189	611	1,449
Provision (credit)	3,408	398	897	1,792	6,087	12,582
Ending balance	20,221	2,558	4,091	19,731	4,984	51,585
Acquired Loans:
Beginning balance	$139	$—	$35	$4	$—	$178
Charge-offs	(726)	—	(56)	(1,376)	(84)	(2,242)
Recoveries	81	—	69	—	15	165
Provision (credit)	519	—	(46)	1,409	69	1,951
Ending balance	13	—	2	37	—	52
Total ending balance	$20,234	$2,558	$4,093	$19,768	$4,984	$51,637
Ending balance: individually evaluated for impairment	$1,580	$—	$1	$851	$—	$2,432
Ending balance: collectively evaluated for impairment	18,654	2,558	4,092	18,917	4,984	49,205
Loans:
Ending balance	1,241,853	449,039	1,681,362	2,117,519	699,375	6,189,148
Ending balance: individually evaluated for impairment	9,246	—	1,741	6,846	—	17,833
Ending balance: collectively evaluated for impairment	1,232,607	449,039	1,679,621	2,110,673	699,375	6,171,315

	2018
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated Loans:
Beginning balance	$23,418	$1,349	$2,753	$17,328	$3,404	$48,252
Charge-offs	(5,201)	—	(1,217)	(3,930)	(4,554)	(14,902)
Recoveries	746	135	233	153	579	1,846
Provision (credit)	272	518	2,165	4,831	4,604	12,390
Ending balance	19,235	2,002	3,934	18,382	4,033	47,586
Acquired Loans:
Beginning balance	11	—	6	29	—	46
Charge-offs	(93)	—	(96)	—	(22)	(211)
Recoveries	42	6	128	—	26	202
Provision (credit)	179	(6)	(3)	(25)	(4)	141
Ending balance	139	—	35	4	—	178
Total ending balance	$19,374	$2,002	$3,969	$18,386	$4,033	$47,764
Ending balance: individually evaluated for impairment	$928	$—	$107	$596	$—	$1,631
Ending balance: collectively evaluated for impairment	18,446	2,002	3,862	17,790	4,033	46,133
Loans:
Ending balance	1,138,473	358,978	1,562,405	2,123,544	590,739	5,774,139
Ending balance: individually evaluated for impairment	11,631	—	3,747	5,710	—	21,088
Ending balance: collectively evaluated for impairment	1,126,842	358,978	1,558,658	2,117,834	590,739	5,753,051

Note 10—Commitments and Letters of Credit
First Commonwealth is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. First Commonwealth’s exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contract or notional amount of those instruments. First Commonwealth uses the same credit policies for underwriting all loans, including these commitments and conditional obligations.
As of December 31, 2020 and 2019, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 7, “Derivatives,” for a description of interest rate derivatives entered into by First Commonwealth.
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

The following table identifies the notional amount of those instruments at December 31:

	2020	2019
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,097,628	$1,981,275
Financial standby letters of credit	15,988	16,630
Performance standby letters of credit	16,864	23,293
Commercial letters of credit	783	783
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
The notional amounts outstanding at December 31, 2020 include amounts issued in 2020 of $2.6 million in financial standby letters of credit and $0.3 million in performance standby letters of credit. There were no commercial letters of credit issued during 2020. A liability of $0.1 million has been recorded as of December 31, 2020 and 2019, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $7.4 million and $4.5 million as of December 31, 2020 and 2019, respectively. This liability is reflected in “Other liabilities” in the Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans.

Note 11—Premises, Equipment and Lease Commitments
Premises and Equipment
Premises and equipment are described as follows:

	Estimated Useful Life	2020	2019
	(dollars in thousands)
Land	Indefinite	$15,441	$15,446
Buildings and improvements	10-50 years	77,003	76,965
Operating lease right of use asset	1-25 years	48,642	52,114
Leasehold improvements	5-40 years	35,347	37,716
Furniture and equipment	3-7 years	73,150	71,548
Software	3-7 years	41,681	40,399
Subtotal		291,264	294,188
Less accumulated depreciation and amortization		165,747	156,920
Total premises and equipment, net		$125,517	$137,268
Depreciation related to premises and equipment included in noninterest expense for the years ended December 31, 2020, 2019 and 2018 amounted to $10.9 million, $10.5 million and $9.5 million, respectively. Amortization of lease right-of-use assets totaled $2.6 million in 2020 and $3.5 million in 2019.
At December 31, 2020, $2.6 million in premise and equipment assets are considered available for sale as a result of the branch consolidation initiative.
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
Adoption of this standard resulted in the Company recognizing an ROU asset of $38.5 million and a lease liability of $41.8 million on January 1, 2019.
The following table represents the lease costs and other lease information for the years ended December 31.

	2020	2019
	(dollars in thousands)
Balance sheet:
Operating lease asset classified as premises and equipment	$42,617	$48,642
Operating lease liability classified as other liabilities	46,819	52,894
Income statement:
Operating lease cost classified as occupancy and equipment expense	$5,930	$5,328
Weighted average lease term, in years	14.83	15.27
Weighted average discount rate	3.42%	3.43%
Operating cash flows	$5,979	$4,656
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
The following table reconciles future minimum lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the lease liability as of December 31, 2020 (dollars in thousands):

For the twelve months ended
2021	$4,765
2022	4,653
2023	4,533
2024	4,399
2025	4,174
Thereafter	38,325
Total future minimum lease payments	60,849
Less remaining imputed interest	14,030
Operating lease liability	$46,819
Rent expense, net of rental income, for all operating leases totaled $6.7 million in 2020, $4.9 million in 2019 and $4.1 million in 2018. Rent expense includes amounts related to items that are not included in the determination of lease right-of-use assets including expenses related to short-term leases and non-lease components such as taxes, insurance, and common area maintenance costs.

Note 12—Goodwill and Other Intangible Assets
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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of December 31, 2020 and 2019 was $303.3 million. No impairment charges on goodwill or other intangible assets were incurred in 2020, 2019 or 2018.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of December 31, 2020, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
FASB ASC Topic 350, “Intangibles—Other,” also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2020
Customer deposit intangibles	$22,573	$(11,653)	$10,920
Customer list intangible	2,283	(1,570)	713
Total other intangible assets	$24,856	$(13,223)	$11,633

December 31, 2019
Customer deposit intangibles	$25,843	$(11,760)	$14,083
Customer list intangible	2,283	(1,340)	943
Total other intangible assets	$28,126	$(13,100)	$15,026
Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. The core deposits have a remaining amortization period of 8.7 years and a weighted average amortization period of approximately 7.1 years. The customer list intangible represents the estimated value of the customer base for an insurance agency acquired in 2014 and the wealth management business acquired as part of the DCB acquisition in 2017. These amounts are amortized over their expected lives using expected cash flows based on retention of the customer base. The customer list intangible has a remaining amortization period of 8.7 years and a weighted average amortization period of 6.8 years. First Commonwealth recognized amortization expense on other intangible assets of $3.4 million, $3.2 million, and $3.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
In addition to customer deposit intangibles and customer list intangibles, First Commonwealth has servicing rights on mortgage loans as well as certain commercial loans totaling $1.9 million and $1.3 million as of December 31, 2020 and 2019, respectively. These servicing rights relate to loans sold to third parties on which the Company retains servicing responsibilities. The Company recognized amortization expense on these servicing assets of $0.3 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

The following presents the estimated amortization expense of core deposit and customer list intangibles:

	Core Deposit Intangibles	Customer List Intangible	Total
	(dollars in thousands)
2021	$2,753	$193	$2,946
2022	2,343	159	2,502
2023	1,933	127	2,060
2024	1,522	97	1,619
2025	1,112	69	1,181
Thereafter	1,257	68	1,325
Total	$10,920	$713	$11,633

Note 13—Interest-Bearing Deposits
Components of interest-bearing deposits at December 31 were as follows:

	2020	2019
	(dollars in thousands)
Interest-bearing demand deposits	$250,353	$254,981
Savings deposits	4,305,391	3,896,536
Time deposits	562,964	835,851
Total interest-bearing deposits	$5,118,708	$4,987,368
Interest-bearing deposits at December 31, 2020 and 2019 include allocations from interest-bearing demand deposit accounts of $1.2 billion and $1.1 billion, respectively, into savings, which includes money market accounts. These allocations are based on a formula and were made in 2019 to reduce First Commonwealth’s reserve requirement in compliance with regulatory guidelines. Deposits totaling $0.7 million and $0.9 million at December 31, 2020 and 2019, respectively, were reclassified from deposits to loan due to their overdrawn status.
Included in time deposits at December 31, 2020 and 2019 were certificates of deposit in denominations of $250 thousand or more of $93.1 million and $143.9 million, respectively.
Interest expense related to certificates of deposit in denominations of $250 thousand or greater amounted to $2.0 million in 2020, $3.3 million in 2019 and $1.6 million in 2018.
Included in time deposits at December 31, 2020, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2021	$419,197
2022	88,783
2023	22,997
2024	16,222
2025 and thereafter	15,765
Total	$562,964

Note 14—Short-term Borrowings
Short-term borrowings at December 31 were as follows:

	2020			2019			2018
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
	(dollars in thousands)
Federal funds purchased	$—	$4,147	1.06%	$—	$8,069	2.53%	$11,000	$8,801	2.05%
Borrowings from FHLB	—	28,252	1.54	136,200	278,930	2.62	565,000	467,594	2.12
Securities sold under agreements to repurchase	117,373	110,235	0.21	65,653	104,548	0.75	145,823	142,562	0.44
Total	$117,373	$142,634	0.49	$201,853	$391,547	2.12	$721,823	$618,957	1.74
Maximum total at any month-end	$248,471			$670,831			$811,026
Weighted average rate at year-end			0.10%			1.41%			2.17%
Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2020	2019	2018
	(dollars in thousands)
Federal funds purchased	$44	$204	$180
Borrowings from FHLB	434	7,313	9,929
Securities sold under agreements to repurchase	226	781	632
Total interest on short-term borrowings	$704	$8,298	$10,741

Note 15—Subordinated Debentures
Subordinated debentures outstanding at December 31 are as follows:

		2020		2019
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Bank	06/01/2028	$49,314	4.875% until June 1, 2023, then LIBOR + 1.845%	$49,222	4.875% until June 1, 2023, then LIBOR + 1.845%
First Commonwealth Bank	06/01/2033	49,131	5.50% until June 1, 2028, then LIBOR + 2.37%	49,061	5.50% until June 1, 2028, then LIBOR + 2.37%
First Commonwealth Capital Trust II	01/23/2034	30,929	LIBOR + 2.85	30,929	LIBOR + 2.85
First Commonwealth Capital Trust III	04/06/2034	41,238	LIBOR + 2.85	41,238	LIBOR + 2.85
Total		$170,612		$170,450

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

Note 16—Other Long-term Debt
Other long-term debt at December 31 follows:

	2020		2019
	Amount	Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate
	(dollars in thousands)
Borrowings from FHLB due:
2020			$659	3.84%
2021	$50,685	2.32%	50,685	2.32
2022	712	3.85	712	3.85
2023	739	3.86	739	3.86
2024	769	3.86	769	3.86
2025	799	3.86
Thereafter	2,554	3.74	3,353	3.77
Total	$56,258		$56,917
The weighted average contractual rate reflects the rate due to creditors. There are no purchase accounting adjustments related to long-term debt in 2020 or 2019. Therefore, the weighted average effective rate of long-term debt is equal to the weighted average contractual rate of long-term debt.
All of First Commonwealth’s Federal Home Loan Bank stock, along with an interest in mortgage loans and residential mortgage backed securities, has been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.
Capital securities included in total long-term debt on the Consolidated Statements of Financial Condition are excluded from the above, but are described in Note 15, “Subordinated Debentures.”

Note 17—Fair Values of Assets and Liabilities
FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All non-financial assets are included either as a separate line item on the Consolidated Statements of Financial Condition or in the “Other assets” category of the Consolidated Statements of Financial Condition. Currently, First Commonwealth does not have any non-financial liabilities to disclose.
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
In accordance with FASB ASC Topic 820, First Commonwealth groups financial assets and financial liabilities measured at fair value in three levels, based on the principal markets in which the assets and liabilities are transacted and the observability of the data points used to determine fair value. These levels are:
•Level 1—Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange (“NYSE”). Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
•Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for observable inputs for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes Obligations of U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, corporate securities, FHLB stock, loans held for sale, interest rate derivatives (including interest rate swaps, interest rate caps, interest rate collars and risk participation agreements), certain other real estate owned and certain nonperforming loans.
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
Other Investments include FHLB stock whose estimated fair value is based on its par value. Additional information on FHLB stock is provided in Note 8, “Investment Securities.”
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2020 and 2019, we have not realized any losses due to a counterparty's inability to pay any net uncollateralized position.

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
•Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the valuation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are non-marketable equity investments, certain interest rate derivatives, certain nonperforming loans and certain other real estate.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
December 31, 2020
Other Investments	$1,670		Carrying Value	N/A	N/A
Nonperforming Loans	798	(a)	Gas Reserve study	Discount rate	10.00%
				Gas per MMBTU	$1.46 - $1.48 (b)
				Oil per BBL/d	$36 - $36 (b)
Limited Partnership Investments	6,619		Par Value	N/A	N/A

December 31, 2019
Other Investments	1,670		Carrying Value	N/A	N/A
Nonperforming Loans	884	(a)	Gas Reserve study	Discount rate	10.00%
				Gas per MMBTU	$2.61 - $3.49 (b)
				Oil per BBL/d	$47.09 - $53.14 (b)
	2,239	(a)	Discounted Cash Flow	Discount Rate	3.84% - 9.50%
Limited Partnership Investments	5,795		Par Value	N/A	N/A

(a)the remainder of nonperforming loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.
(b)unobservable inputs are defined as follows: MMBTU—one million British thermal units; BBL/d—barrels per day.
The discount rate is the significant unobservable input used in the fair value measurement of nonperforming loans. Significant increases in this rate would result in a decrease in the estimated fair value of the loans, while a decrease in this rate would result in a higher fair value measurement. Other unobservable inputs in the fair value measurement of nonperforming loans relate to gas, oil and natural gas prices. Increases in these prices would result in an increase in the estimated fair value of the loans, while a decrease in these prices would result in a lower fair value measurement.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at December 31:

	2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$7,230	$—	$7,230
Mortgage-Backed Securities—Commercial	—	191,180	—	191,180
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	496,033	—	496,033
Other Government-Sponsored Enterprises	—	100,998	—	100,998
Obligations of States and Political Subdivisions	—	11,397	—	11,397
Corporate Securities	—	24,385	—	24,385
Total Securities Available for Sale	—	831,223	—	831,223
Other Investments	—	10,557	1,670	12,227
Loans Held for Sale	—	33,436	—	33,436
Premises and Equipment	—	442	—	442
Other Assets (a)	—	54,362	6,619	60,981
Total Assets	$—	$930,020	$8,289	$938,309
Other Liabilities (a)	$—	$61,308	$—	$61,308
Total Liabilities	$—	$61,308	$—	$61,308

(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

	2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$8,341	$—	$8,341
Mortgage-Backed Securities—Commercial	—	189,133	—	189,133
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	661,947	—	661,947
Other Government-Sponsored Enterprises	—	1,000	—	1,000
Obligations of States and Political Subdivisions	—	17,909	—	17,909
Corporate Securities	—	23,962	—	23,962
Total Securities Available for Sale	—	902,292	—	902,292
Other Investments	—	15,091	1,670	16,761
Loans Held for Sale	—	15,989	—	15,989
Other Assets (a)	—	21,894	5,795	27,689
Total Assets	$—	$955,266	$7,465	$962,731
Other Liabilities (a)	$—	$21,469	$—	$21,469
Total Liabilities	$—	$21,469	$—	$21,469
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2020:

	Other Investments	Other Assets	Total
(dollars in thousands)
Balance, beginning of year	$1,670	$5,795	$7,465
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	824	824
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of year	$1,670	$6,619	$8,289
There are no gains or losses included in earnings for the period that are attributable to the change in realized gains (losses) relating to assets held at December 31, 2020.
During the year ended December 31, 2020, there were no transfers between fair value Levels 1, 2 or 3.
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

The tables below present the balances of assets measured at fair value on a nonrecurring basis at December 31 and total gains and losses realized on these assets during the year ended December 31:

	2020
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Nonperforming loans	$—	$35,543	$13,604	$49,147	$(7,905)
Other real estate owned	—	1,319	—	1,319	(30)
Total Assets	$—	$36,862	$13,604	$50,466	$(7,935)

	2019
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Nonperforming loans	$—	$12,267	$17,518	$29,785	$(2,667)
Other real estate owned	—	2,608	—	2,608	(196)
Total Assets	$—	$14,875	$17,518	$32,393	$(2,863)
Nonperforming loans over $250 thousand are individually reviewed to determine the amount of each loan considered to be at risk of noncollection. The fair value for nonperfomring loans that are collateral based is determined by reviewing real property appraisals, equipment valuations, accounts receivable listings and other financial information. A discounted cash flow analysis is performed to determine fair value for nonperforming loans when an observable market price or a current appraisal is not available. For real estate secured loans, First Commonwealth’s loan policy requires updated appraisals be obtained at least every twelve months on all nonperforming loans with balances of $250 thousand and over. For real estate secured loans with balances under $250 thousand, we rely on broker price opinions. For non-real estate secured assets, the Company normally relies on third party valuations specific to the collateral type.
The fair value for other real estate owned, determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a current carrying value of $1.2 million as of December 31, 2020 and consisted primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated costs to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to this measurement is provided in Note 12 “Goodwill and Other Amortizing Intangible Assets.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during 2020.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees,” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million at both December 31, 2020 and 2019. See Note 10, “Commitments and Letters of Credit,” for additional information.
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

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31:

	2020
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$100,009	$100,009	$100,009	$—	$—
Interest-bearing deposits	256,572	256,572	256,572	—	—
Securities available for sale	831,223	831,223	—	831,223	—
Securities held to maturity	361,844	369,851	—	369,851	—
Other investments	12,227	12,227	—	10,557	1,670
Loans held for sale	33,436	33,436	—	33,436	—
Loans	6,761,183	7,202,763	—	35,543	7,167,220
Financial liabilities
Deposits	7,438,666	7,440,906	—	7,440,906	—
Short-term borrowings	117,373	117,037	—	117,037	—
Long-term debt	56,258	57,881	—	57,881	—
Subordinated debt	170,612	165,665	—	—	165,665
Capital lease obligation	6,385	6,385	—	6,385	—

	2019
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$102,346	$102,346	$102,346	$—	$—
Interest-bearing deposits	19,510	19,510	19,510	—	—
Securities available for sale	902,292	902,292	—	902,292	—
Securities held to maturity	337,123	338,718	—	338,718	—
Other investments	16,761	16,761	—	15,091	1,670
Loans held for sale	15,989	15,989	—	15,989	—
Loans	6,189,148	6,393,872	—	12,267	6,381,605
Financial liabilities
Deposits	6,677,615	6,677,595	—	6,677,595	—
Short-term borrowings	201,853	201,151	—	201,151	—
Long-term debt	56,917	58,051	—	58,051	—
Subordinated debt	170,450	171,772	—	—	171,772
Capital lease obligation	6,815	6,815	—	6,815	—

Note 18—Income Taxes
The income tax provision for the years ended December 31 is as follows:

	2020	2019	2018
	(dollars in thousands)
Current tax provision:
Federal	$21,629	$22,942	$21,330
State	329	282	298
Total current tax provision	21,958	23,224	21,628
Deferred tax provision (benefit):
Federal	(5,070)	2,284	3,666
State	(132)	8	(20)
Total deferred tax provision	(5,202)	2,292	3,646
Total tax provision	$16,756	$25,516	$25,274
The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2020		2019		2018
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(dollars in thousands)
Tax at statutory rate	$18,943	21%	$27,478	21%	$27,882	21%
Increase (decrease) resulting from:
State income tax, net of federal benefit	155	—	229	—	220	—
Income from bank owned life insurance	(1,376)	(1)	(1,260)	(1)	(1,404)	(1)
Tax-exempt interest income, net	(1,117)	(1)	(1,298)	(1)	(1,473)	(1)
Tax credits	(44)	—	(7)	—	(5)	—
Enactment of federal tax reform	—	—	—	—	(346)	—
Other	195	—	374	—	400	—
Total tax provision	$16,756	19%	$25,516	19%	$25,274	19%

The total tax provision for financial reporting differs from the amount computed by applying the statutory federal income tax rate to income before taxes. First Commonwealth ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank owned life insurance, and tax benefits associated with low-income housing tax credits. The consistent level of tax benefits that reduce First Commonwealth’s tax rate below the statutory rate produced an annual effective tax rate of 19% for each of the years ended December 31, 2020, 2019 and 2018.
On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced the corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result, we are required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expected them to be recovered or settled.
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

In accordance with SAB 118, the accounting for the income tax effects of the Act has been completed as of the year ended December 31, 2018. The completion of the accounting resulted in an immaterial change to the previously recorded re-measurement.

The tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that represent significant portions of the deferred tax assets and liabilities at December 31 are presented below:

	2020	2019
	(dollars in thousands)
Deferred tax assets:
Lease liability	$9,928	$11,203
Allowance for credit losses	21,483	10,937
Postretirement benefits other than pensions	242	275
Alternative minimum tax credit carryforward	—	216
Net operating loss carryforward	385	2,017
Deferred compensation	1,723	1,720
Accrued interest on nonaccrual loans	644	710
Accrued incentives	2,182	2,185
Unfunded loan commitments & other reserves	1,576	964
Other	1,831	1,032
Total deferred tax assets	39,994	31,259
Deferred tax liabilities:
Loan origination fees and costs	(1,280)	(626)
Right of use asset	$(9,037)	$(10,302)
Unrealized gain on securities available for sale	(4,629)	(1,386)
Depreciation of assets	(2,103)	(1,470)
Section 197 intangibles	(540)	(45)
Other	(424)	(568)
Total deferred tax liabilities	(18,013)	(14,397)
Net deferred tax asset	$21,981	$16,862

The Company has approximately $1.5 million of federal net operating losses which are subject to an annual limitation under IRC Section 382. The net operating losses expire in 2034 and the Company expects to utilize the losses prior to expiration.
Management assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on our evaluation, as of December 31, 2020, management has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and future taxable income.
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Company has no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2020. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company records interest and penalties on unrecognized tax benefits as a component of noninterest expense.
First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) as well as all states in which we conduct business. Generally, tax years prior to the year ended December 31, 2017 are no longer open to examination by federal and state taxing authorities.

Note 19—Retirement Plans
First Commonwealth has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Effective January 1, 2013, a participating employee can receive a maximum matching contribution of 6% of their compensation. In addition, each participating employee may contribute up to 80% of their eligible compensation to the plan. The 401(k) plan expense was $3.9 million in 2020, $3.6 million in 2019, and $3.2 million in 2018.
First Commonwealth maintains a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to provide deferred compensation for those employees who are in the top 7% of full-time employees, as determined on the basis of base compensation. The NQDC Plan provides participants whose maximum retirement contribution is limited by IRS rules to defer additional compensation.
Participants in the NQDC Plan are eligible to defer (on a pre-tax basis) from 1% to 25% of their eligible Plan compensation. Participants are also eligible to defer all or a portion of the Annual Incentive Plan (on a pre-tax basis) from 10% to 100% of their annual cash incentive earned. There was no NQDC Plan expense in 2020, 2019 and 2018.
Select employees from former acquisitions were covered by postretirement benefit plans which provide medical and life insurance coverage. The measurement date for these plans was December 31.
Postretirement Benefits Other than Pensions from Prior Acquisitions
Net periodic benefit cost of these plans for the years ended December 31, was as follows:

	2020	2019	2018
	(dollars in thousands)
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	23	34	38
Amortization of transition obligation	—	—	—
Gain amortization	(52)	(60)	(35)
Net periodic benefit cost	$(29)	$(26)	$3
The following table sets forth the change in the benefit obligation and plan assets as of December 31:

	2020	2019
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$834	$883
Service cost	—	—
Interest cost	23	34
Amendments	537	—
Actuarial gain	102	61
Net benefits paid	(124)	(144)
Benefit obligation at end of year	1,372	834
Change in Plan Assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	124	144
Net benefits paid	(124)	(144)
Fair value of plan assets at end of year	—	—
Funded Status at End of Year	1,372	834
Unrecognized prior service cost	(537)	—
Unrecognized net gain	308	463
Amounts recognized in retained earnings	$1,143	$1,297
As of December 31, the funded status of the plan is:

	2020	2019
	(dollars in thousands)
Amounts Recognized in the Statement of Financial Condition as Other liabilities	$1,372	$834

The following table sets forth the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs as of December 31:

	2020	2019	2018
	(dollars in thousands)
Amounts recognized in accumulated other comprehensive income, net of tax:
Net (gain) loss	$(243)	$(366)	$(461)
Prior service cost	424	—	—
Total	$181	$(366)	$(461)
Weighted-average assumptions used to determine the benefit obligation as of December 31 are as follows:

	2020	2019	2018
Weighted-Average Assumptions
Discount rate	1.83%	2.88%	4.11%
Health care cost trend: Initial	5.95%	5.55%	6.00%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2026	2025	2024
Weighted-average assumptions used to determine the net benefit costs as of December 31 are as follows:

	2020	2019	2018
Weighted-Average Assumptions for Net Periodic Cost
Discount rate	2.88%	4.11%	3.37%
Health care cost trend: Initial	5.55%	6.00%	6.00%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2025	2024	2023
Corridor	10.00%	10.00%	10.00%
Recognition period for gains and losses	10.9	12.1	12.1
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
The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(dollars in thousands)
Effect on postretirement benefit obligation	$30	$(29)
Effect on total of service and interest cost components	1	—

As of December 31, 2020, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payments
(dollars in thousands)
2021	$165
2022	157
2023	147
2024	136
2025	124
2026 - 2030	455
The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2021 are as follows (dollars in thousands):

Postretirement Benefits
(dollars in thousands)
Net gain	$(27)
Prior service cost	76
Total	$49

Note 20—Incentive Compensation Plan
On January 20, 2009, the Board of Directors of the Company adopted, with shareholder approval, the First Commonwealth Financial Corporation Incentive Compensation Plan. This plan allows for shares of common stock to be issued to employees, directors, and consultants of the Company and its subsidiaries as an incentive to aid in the financial success of the Company. The shares can be issued as options, stock appreciation rights, performance share or unit awards, dividend or dividend equivalent rights, stock awards, restricted stock awards, or other annual incentive awards. Up to 5,000,000 shares of stock can be awarded under this plan, of which 2,689,027 shares were still eligible for awards as of December 31, 2020.

Restricted Stock
The following provides detail on the restricted stock awards which were issued and outstanding in 2020, 2019 and 2018 in order to retain and attract key employees. The grant date fair value of the restricted stock awards is equal to the price of First Commonwealth’s common stock on grant date.

Grant Date	Shares issued	Grant Price	Vesting Date	Number of Equal Vesting Periods

February 20, 2020	95,300	$13.72	February 20, 2023	1
February 21, 2019	63,000	14.22	February 22, 2022	1
February 21, 2019	15,000	14.22	February 22, 2022	1
November 26, 2018	2,000	13.82	November 26, 2021	1
May 29, 2018	3,000	15.44	May 29, 2021	1
March 26, 2018	2,000	14.08	March 26, 2021	1
February 26, 2018	77,500	14.49	February 26, 2021	1
March 24, 2017	5,000	12.99	March 24, 2020	1
March 24, 2017	7,000	12.99	March 24, 2020	1
December 19, 2016	15,000	13.96	December 19, 2019	3
September 30, 2016	10,000	10.09	September 30, 2019	1
September 19, 2016	33,000	10.02	September 19, 2019	3
June 7, 2016	10,000	9.34	June 7, 2019	1
March 1, 2016	10,000	8.84	March 1, 2019	1
March 1, 2016	5,000	8.84	March 1, 2019	1
June 26, 2015	1,000	9.84	June 26, 2018	1
February 5, 2015	50,000	8.55	February 5, 2018	1
Compensation expense related to restricted stock was $2.9 million, $2.7 million and $2.6 million in 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $3.2 million of unrecognized compensation cost related to unvested restricted stock awards granted.
A summary of the status of First Commonwealth’s unvested service-based restricted stock awards as of December 31 and changes for the years ended on those dates is presented below:

	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of the year	171,500	$14.27	137,500	$13.05	117,000	$9.99
Granted	95,300	13.72	78,000	14.22	84,500	14.50
Vested	(12,000)	—	(41,000)	10.09	(54,000)	9.37
Forfeited	(4,000)	13.85	(3,000)	14.40	(10,000)	9.34
Outstanding, end of the year	250,800	14.13	171,500	14.27	137,500	13.05
The following provides detail on restricted stock awards estimated to be granted on a performance award basis during 2020, 2019 and 2018. These plans were previously approved by the Board of Directors.

Grant Date	Target Share Award	Performance Period (years)	Award if threshold met	Award if targets are met	Award if superior met	Award if threshold not achieved	Vesting After Performance Period (years)	Final vesting
December 30, 2015	60,000	5					0	December 31, 2020
February 18, 2016	160,650	3	40%	100%	200%	—%	0	December 31, 2018
February 23, 2017	93,500	3	40%	100%	200%	—%	0	December 31, 2019
February 22, 2018	102,000	3	40%	100%	200%	—%	0	December 31, 2020
February 21, 2019	121,900	3	40%	100%	200%	—%	0	December 31, 2021
February 20, 2020	188,700	3	40%	100%	200%	—%	0	December 31, 2022

The following table summarizes the estimated unvested target share awards for the Plans as of December 31:

	2020	2019	2018
Outstanding, beginning of the year	442,832	496,603	525,045
Granted	188,700	134,929	130,995
Issued	(134,452)	(188,700)	(149,480)
Forfeited	—	—	(9,957)
Outstanding, end of the year	497,080	442,832	496,603
The December 30, 2015 grant has a fair value of $9.18 based the closing stock price when the shares were granted. Based on a Monte Carlo simulation, the February 23, 2017 grant has a fair value of $13.29 per share for 75% of the grant and $15.09 per share for 25% of the grant, the February 22, 2018 grant has a fair value of $14.17 for 50% of the grant, $13.25 for 25% of the grant and $15.83 for the remaining 25% of the grant, the February 21, 2019 grant has a fair value of $14.22 for 50% of the grant, $16.62 for 25% of the grant and $13.07 for the remaining 25% of the grant and the February 20, 2020 grant has a fair value of $13.72 for 50% of the grant, $15.37 for 25% of the grant and $12.43 for the remaining 25% of the grant.

Note 21—Contingent Liabilities
Legal proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2020, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

First Commonwealth Bank was named a defendant in an action that commenced on October 14, 2020 in the Court of Common
Pleas of Allegheny County, Pennsylvania. The plaintiffs allege that the Bank violated the Pennsylvania Commercial Code by failing to provide accurate and complete notices of repossession and post-sale notices to certain Pennsylvania customers whose motor vehicles were repossessed and later sold at public sales. Plaintiffs seek to pursue the action as a statewide class action on behalf of themselves and other allegedly similarly situated defaulting borrowers who had their motor vehicles repossessed and seeks to recover statutory damages. The Bank intends to vigorously defend against the plaintiffs’ claims and any request for class certification. The plaintiffs have not made any formal or specific financial demand and due to the preliminary status of this case any possible loss cannot be reasonably estimated at this time and is not included in the range set forth in the preceding paragraph.

Note 22—Revenue Recognition

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

The Company also evaluated whether it has any significant contract balances. A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration resulting in a contract receivable or before payment is due resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the Company has already received payment from the customer. First Commonwealth’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as trust income which is based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2020 and 2019, the Company did not have any significant contract balances.

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

Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $3.0 million in commission expense as of December 31, 2020 and 2019.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606 for the year ended December 31:

	2020	2019	2018
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$9,101	$8,321	$7,901
Service charges on deposit accounts	16,387	18,926	18,175
Insurance and retail brokerage commissions	7,850	7,583	7,426
Card-related interchange income	23,966	21,677	20,187
Gain on sale of other loans and assets	967	1,062	982
Other income	3,675	3,837	3,708
Noninterest Income (in-scope of Topic 606)	61,946	61,406	58,379
Noninterest Income (out-of-scope of Topic 606)	32,530	24,079	30,258
Total Noninterest Income	$94,476	$85,485	$88,637

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
The following is an analysis of loans to related parties (dollars in thousands):

December 31, 2019	$19,246
Advances	4,258
Repayments	(3,931)
December 31, 2020	$19,573

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
Effective January 1, 2015, First Commonwealth became subject to regulatory risk-based capital rules adopted by the federal banking agencies implementing Basel III. The capital rules require First Commonwealth to maintain the following minimum capital levels:
•a minimum Tier I capital to risk-weighted assets of at least 6.0%, plus a capital conservation buffer of 2.5%, resulting in a required minimum ratio of 8.5%
•a minimum Common Equity Tier 1 to risk weighted assets of at lest 4.5%, plus the capital conservation buffer of 2.5%, resulting in a required minimum ratio of 7%.
•a minimum Total Capital to risk weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum of 10.5%
•a minimum Leverage ratio, which is Tier 1 capital to adjusted average assets, of 4.0%
The capital conservation buffer may only include capital that qualifies as Common Equity Tier 1.
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
As of December 31, 2020 and 2019, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules as set forth in the tables below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2020
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,010,608	14.88%	$713,289	10.50%	$679,323	10.00%
First Commonwealth Bank	974,911	14.36	712,995	10.50	679,043	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$827,231	12.18%	$577,424	8.50%	$543,458	8.00%
First Commonwealth Bank	791,568	11.66	577,186	8.50	543,234	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$827,231	9.40%	$352,023	4.00%	$440,029	5.00%
First Commonwealth Bank	791,568	9.01	351,244	4.00	439,055	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$757,231	11.15%	$475,526	7.00%	$441,560	6.50%
First Commonwealth Bank	791,568	11.66	475,330	7.00	441,378	6.50

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2019
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$954,991	14.26%	$703,370	10.50%	$669,877	10.00%
First Commonwealth Bank	913,863	13.67	702,006	10.50	668,577	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$800,526	11.95%	$569,395	8.50%	$535,901	8.00%
First Commonwealth Bank	759,398	11.36	568,291	8.50	534,862	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$800,526	10.17%	$314,963	4.00%	$393,704	5.00%
First Commonwealth Bank	759,398	9.66	314,338	4.00	392,922	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$730,526	10.91%	$468,914	7.00%	$435,420	6.50%
First Commonwealth Bank	759,398	11.36	468,004	7.00	434,575	6.50

Note 25—Capital
At December 31, 2020, shareholders’ equity was $1.1 billion, an increase of $13.0 million from December 31, 2019. The increase was primarily the result of $73.4 million in net income, $1.8 million in treasury stock sales and an increase of $11.7 million in the fair value of available for sale investments. These increases were partially offset by $43.0 million of dividends paid to shareholders, $20.9 million of common stock repurchases and an $11.2 million charge related to the adoption of CECL. Cash dividends declared per common share were $0.44 and $0.40 for the years ended December 31, 2020 and 2019, respectively.
As part of the Company's capital management, First Commonwealth's Board of Directors will periodically authorize stock repurchase plans. In 2018, First Commonwealth announced a $25.0 million common stock repurchase program. This program was completed prior to the end of 2018 and resulted in a total of 1,843,373 shares repurchased at an average price of $13.58. On March 4, 2019, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock. This program completed prior to December 31, 2020, and resulted in the repurchase of 2,761,504 shares at an average price of $9.07. In January 2021, the Board of Directors authorized a new $25.0 million share repurchase program of the Company's common stock. First Commonwealth may suspend or discontinue the program at any time.

Note 26—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition	December 31,
	2020	2019
	(dollars in thousands)
Assets
Cash	$34,427	$22,889
Loans	11	13
Investment in subsidiaries	1,108,801	1,086,844
Investment in unconsolidated subsidiary trusts	2,182	2,190
Investment in jointly-owned company	338	306
Premises and equipment, net	3,476	3,801
Receivable from subsidiaries	—	4,750
Dividends receivable from subsidiaries	3,038	5,097
Other assets	7,307	6,924
Total assets	$1,159,580	$1,132,814
Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$18,796	$4,983
Subordinated debentures payable	72,167	72,167
Shareholders’ equity	1,068,617	1,055,664
Total liabilities and shareholders’ equity	$1,159,580	$1,132,814

Statements of Income	For the years ended December 31,
	2020	2019	2018
	(dollars in thousands)
Interest and dividends	$8	$8	$1
Dividends from subsidiaries	61,708	55,964	81,851
Interest expense	(3,229)	(3,735)	(3,722)
Other income	3	6	14
Operating expense	(4,687)	(4,525)	(4,047)
Income before taxes and equity in undistributed earnings of subsidiaries	53,803	47,718	74,097
Applicable income tax benefits	1,648	1,720	1,324
Income before equity in undistributed earnings of subsidiaries	55,451	49,438	75,421
Equity in undistributed earnings of subsidiaries	17,996	55,895	32,077
Net income	$73,447	$105,333	$107,498

	For the years ended December 31,
Statements of Cash Flow	2020	2019	2018
	(dollars in thousands)
Operating Activities
Net income	$73,447	$105,333	$107,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	383	340	320
Net gains on sales of assets	—	(2)	(7)
Decrease (increase) in prepaid income taxes	(317)	629	37
Undistributed equity in subsidiaries	(17,996)	(55,895)	(32,077)
Distribution from unconsolidated subsidiary	—	—	9,000
Other net	19,705	(2,957)	(1,628)
Net cash provided by operating activities	75,222	47,448	83,143
Investing Activities
Net change in loans	1	1	3
Purchases of premises and equipment	(20)	(586)	(87)
Proceeds from sale of other assets	—	2	7
Investment in subsidiaries	—	—	(17,202)
Net cash used in by investing activities	(19)	(583)	(17,279)
Financing Activities
Dividends paid	(42,982)	(39,394)	(34,849)
Proceeds from reissuance of treasury stock	222	211	208
Purchase of treasury stock	(20,905)	(6,259)	(26,189)
Net cash used in financing activities	(63,665)	(45,442)	(60,830)
Net increase (decrease) in cash	11,538	1,423	5,034
Cash at beginning of year	22,889	21,466	16,432
Cash at end of year	$34,427	$22,889	$21,466
Cash dividends declared per common share were $0.44 for 2020, $0.40 in 2019 and $0.35 in 2018.
First Commonwealth Financial Corporation has an unsecured $20.0 million line of credit with another financial institution. As of December 31, 2020, there are no amounts outstanding on this line and we are in compliance with all debt covenants related to the line of credit.

Note 27—Subsequent Event

On January 25, 2021, the Board of Directors authorized a new $25.0 million share repurchase program of the Company’s common stock. Under the new program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in a manner that is intended to comply with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. First Commonwealth may suspend or discontinue the program at any time.

Quarterly Summary of Financial Data—Unaudited
The unaudited quarterly results of operations for the years ended December 31 are as follows:

	2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$73,306	$73,593	$74,981	$79,329
Interest expense	5,814	7,224	8,295	11,605
Net interest income	67,492	66,369	66,686	67,724
Provision for credit losses	7,680	11,212	6,859	30,967
Net interest income after provision for credit losses	59,812	55,157	59,827	36,757
Net securities gains	23	20	8	19
Other noninterest income	26,599	26,749	21,804	19,254
Other expenses	54,552	58,247	52,756	50,271
Income before income taxes	31,882	23,679	28,883	5,759
Income tax provision	6,199	4,493	5,032	1,032
Net Income	$25,683	$19,186	$23,851	$4,727
Basic Earnings Per Share	$0.27	$0.20	$0.24	$0.05
Diluted Earnings Per Share	0.27	0.20	0.24	0.05
Average shares outstanding	96,036,774	97,917,096	97,932,333	98,123,627
Average shares outstanding assuming dilution	96,344,398	98,160,143	98,146,854	98,361,494

	2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$81,038	$82,575	$82,057	$79,594
Interest expense	12,233	14,130	14,931	14,108
Net interest income	68,805	68,445	67,126	65,486
Provision for credit losses	4,895	2,708	2,835	4,095
Net interest income after provision for credit losses	63,910	65,737	64,291	61,391
Net securities gains (losses)	7	9	6	—
Other noninterest income	22,521	22,170	21,900	18,872
Other expenses	53,109	54,897	52,229	49,730
Income before income taxes	33,329	33,019	33,968	30,533
Income tax provision	6,509	6,375	6,688	5,944
Net Income	$26,820	$26,644	$27,280	$24,589
Basic Earnings Per Share	$0.27	$0.27	$0.28	$0.25
Diluted Earnings Per Share	0.27	0.27	0.28	0.25
Average shares outstanding	98,182,023	98,267,229	98,346,674	98,479,041
Average shares outstanding assuming dilution	98,508,219	98,547,898	98,600,609	98,706,827

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
Based on First Commonwealth’s evaluation based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that internal control over financial reporting was effective as of December 31, 2020. The effectiveness of First Commonwealth’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

First Commonwealth Financial Corporation
Indiana, Pennsylvania
March 1, 2021

/S/ T. Michael Price	/S/ James R. Reske
T. Michael Price	James R. Reske
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Commonwealth Financial Corporation
Opinion on Internal Control over Financial Reporting
We have audited First Commonwealth Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Commonwealth Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholder’s equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment Of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 1, 2021

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of First Commonwealth Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Notes 1 and 9 to the consolidated financial statements, the Company changed its method for accounting for credit losses in 2020 due to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. As explained below, auditing the Company’s allowance for credit losses (ACL), including the adoption of the new accounting guidance, was a critical audit matter.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Allowance for Credit Losses
Description of the Matter
Effective January 1, 2020, the Company adopted Topic 326, which resulted in an increase to the ACL of $13.4 million. The Company’s loan portfolio totaled $6.8 billion as of December 31, 2020 and the associated ACL was $101.3 million. As discussed in Note 1 and 9 to the consolidated financial statements, the ACL represents management’s estimate of losses over the contractual life of the loan portfolio, including unfunded commitments. The ACL is calculated by pooling loans of similar risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Inputs impacting the expected losses include a forecast of economic factors including national unemployment, gross domestic product, and housing price index. The ACL also includes qualitative factors related to loan portfolio risks not reflected in the calculated model, including lending practices, ability and experience of the credit staff, the overall lending environment and external factors such as the regulatory environment and competition, as well as the impact of COVID-19.
Auditing management’s ACL estimate and related provision for credit losses was complex due to the discounted cash flow model and related inputs used to compute the reserve and involves a high degree of subjectivity due to the judgment required in evaluating management’s determination of the qualitative factors described above.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the ACL process, including controls over the appropriateness over the ACL methodology, the expected loss models, the reliability and accuracy of data used in developing the ACL estimate, and management’s review and approval process over the forecast, qualitative adjustments and overall ACL results.
With the assistance of EY specialists, we tested management’s expected loss models including evaluating the conceptual soundness of model methodology, assessing model performance and governance, testing key model assumptions, including the reasonable and supportable forecast period, and independently recalculating model output. We also compared the underlying economic forecast data used to estimate the quantitative reserve to external sources to determine whether it was complete and accurate.
To test the qualitative factor adjustments, among other procedures, we assessed management’s methodology and considered whether relevant risks were reflected in the models and whether adjustments to the model output were appropriate. We tested the completeness, accuracy, and relevance of the underlying data used to estimate the qualitative adjustments. We evaluated whether qualitative adjustments were reasonable based on changes in economic conditions and the loan portfolio. For example, we evaluated the reasonableness of qualitative adjustments for economic trends and conditions by independently comparing loan portfolio information. We also assessed whether qualitative adjustments were consistent with publicly available information (e.g. macroeconomic data). Further, we performed an independent search for the existence of new or contrary information relating to risks impacting the qualitative factor adjustments to validate that management’s considerations are appropriate. Additionally, we evaluated whether the overall ACL, inclusive of qualitative factor adjustments, appropriately reflects losses expected in the loan portfolio by comparing to historical losses and peer bank data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.
Pittsburgh, Pennsylvania
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
First Commonwealth Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of First Commonwealth Financial Corporation and subsidiaries (the Company) for the year ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
(signed) KPMG LLP
We served as the Company’s auditor from 2006 to 2018.

Pittsburgh, Pennsylvania
March 1, 2019

ITEM 9B.    Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information called for by this item concerning the identification, business experience and qualifications of First Commonwealth’s directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 23, 2021 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.
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

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information called for by this item concerning security ownership of certain beneficial owners and security ownership of management will be included in the Proxy Statement under the headings “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Directors and Management,” and is incorporated herein by reference.
The following table provides information related to our existing equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	434,180	N/A	2,689,027
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	434,180	N/A	2,689,027
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

PART IV
ITEM 15.    Exhibits, Financial Statements and Schedules

(A)Documents Filed as Part of this Report
(a)Financial Statements
All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.
(2)    Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A
(3)Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.1 to the current report as Form 8-K filed February 1, 2016

10.1	Amended and Restated Non-Qualified Deferred Compensation Plan (formerly known as the Supplemental Executive Retirement Plan)	Exhibit 10.1 to the current report on Form 8-K filed December 21, 2017

10.2	Amended and Restated Employment Agreement dated January 1, 2012 entered into among First Commonwealth Financial Corporation, First Commonwealth Bank and T. Michael Price	Exhibit 10.1 to the current report on Form 8-K filed January 5, 2012

10.3	Change of Control Agreement dated December 30, 2011 entered into between FCFC and T. Michael Price	Exhibit 10.3 to the current report on Form 8-K filed January 5, 2012

10.4	First Commonwealth Financial Corporation Incentive Compensation Plan	Annex I to Proxy Statement filed March 19, 2015 relating to the 2015 Annual Meeting of Shareholders

10.5	2020 Annual Incentive Plan	Exhibit 10.1 to the quarterly report on Form 10-Q filed May 8, 2020

10.6	2018-2020 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 9, 2018

10.7	2019-2021 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 7, 2019

10.8	2020-2022 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 8, 2020

10.9	Form of Restricted Stock Agreement for service-based restricted stock	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2012

10.10	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Leonard V. Lombardi	Exhibit 10.13 to the annual report on Form 10-K filed March 5, 2012

10.11	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Matthew C. Tomb	Exhibit 10.14 to the annual report on Form 10-K filed March 5, 2012

10.12	Performance Unit Agreement dated December 30, 2015 between First Commonwealth Financial Corporation and T. Michael Price	Exhibit 10.13 to the annual report on Form 10-K filed February 29, 2016

10.13	Employment Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.1 to the current report on Form 8-K filed April 10, 2014

Exhibit Number	Description	Incorporated by Reference to

10.14	Change of Control Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.3 to the current report on Form 8-K filed April 10, 2014

10.15	Change of Control Agreement dated November 14, 2019 entered into between FCFC and Norman J. Montgomery	Exhibit 10.1 to current report on Form 8-K filed November 19, 2019

10.16	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Carrie L. Riggle	Exhibit 10.4 to the quarterly report on Form 10-Q filed May 8, 2013

10.17	Change of Control Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.2 to the quarterly report on Form 10-Q filed August 7, 2013

10.18	Employment Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 7, 2013

10.19	Employment Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.1 to the quarterly report on Form 10-Q filed November 9, 2016

10.20	Change of Control Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.2 to the quarterly report on Form 10-Q filed November 9, 2016

10.21	Restricted Stock Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.3 to the quarterly report on Form 10-Q filed November 9, 2016

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of EY LLP Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of KPMG LLP Independent Registered Public Accounting Firm	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.00
The following materials from First Commonwealth Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements.
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

Dated: March 1, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ Julie A. Caponi	Director	February 26, 2021
Julie A. Caponi
/S/ Ray T. Charley	Director	February 26, 2021
Ray T. Charley
/S/ Gary R. Claus	Director	February 26, 2021
Gary R. Claus
/S/ David S. Dahlmann	Director, Chairman	February 26, 2021
David S. Dahlmann
/S/ Johnston A. Glass	Director	February 26, 2021
Johnston A. Glass
/S/ Jon L. Gorney	Director	February 26, 2021
Jon L. Gorney
/S/ Jane Grebenc	Executive Vice President and Chief Revenue Officer	February 26, 2021
Jane Grebenc
/S/ David W. Greenfield	Director	February 26, 2021
David W. Greenfield
/S/ Bart E. Johnson	Director	February 26, 2021
Bart E. Johnson
/S/ Luke A. Latimer	Director	February 26, 2021
Luke A. Latimer
/S/ Aradhna M. Oliphant	Director	February 26, 2021
Aradhna M. Oliphant
/S/ T. Michael Price	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2021
T. Michael Price
/S/ James R. Reske	Executive Vice President, Chief Financial Officer, and Treasurer	March 1, 2021
James R. Reske
/S/ Robert J. Ventura	Director	February 26, 2021
Robert J. Ventura
/S/ Stephen A. Wolfe	Director	February 26, 2021
Stephen A. Wolfe