Form 10-Q
period 2021-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2021-05-07
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of May 6, 2021, was 96,209,541.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

	March 31, 2021	December 31, 2020
	(Unaudited)
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$83,989	$100,009
Interest-bearing bank deposits	420,645	256,572
Securities available for sale, at fair value	1,043,258	831,223
Securities held to maturity, at amortized cost (Fair value of $408,118 and $369,851 at March 31, 2021 and December 31, 2020, respectively)	407,833	361,844
Other investments	13,445	12,227
Loans held for sale	20,604	33,436
Loans:
Portfolio loans	6,736,894	6,761,183
Allowance for credit losses	(96,763)	(101,309)
Net loans	6,640,131	6,659,874
Premises and equipment, net(1)	122,326	125,517
Other real estate owned	916	1,215
Goodwill	303,328	303,328
Amortizing intangibles, net	12,820	13,492
Bank owned life insurance	225,027	225,952
Other assets	122,667	143,415
Total assets	$9,416,989	$9,068,104
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,616,303	$2,319,958
Interest-bearing	5,252,953	5,118,708
Total deposits	7,869,256	7,438,666
Short-term borrowings	110,762	117,373
Subordinated debentures	170,653	170,612
Other long-term debt	56,089	56,258
Capital lease obligation	6,270	6,385
Total long-term debt	233,012	233,255
Other liabilities	116,479	210,193
Total liabilities	8,329,509	7,999,487
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued at March 31, 2021 and December 31, 2020, and 96,248,476 and 96,130,751 shares outstanding at March 31, 2021 and December 31, 2020, respectively	113,915	113,915
Additional paid-in capital	495,720	494,683
Retained earnings	625,806	596,614
Accumulated other comprehensive income, net	6,198	17,233
Treasury stock (17,666,426 and 17,784,151 shares at March 31, 2021 and December 31, 2020, respectively)	(154,159)	(153,828)
Total shareholders’ equity	1,087,480	1,068,617
Total liabilities and shareholders’ equity	$9,416,989	$9,068,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$68,313	$71,740
Interest and dividends on investments:
Taxable interest	5,364	6,973
Interest exempt from federal income taxes	164	315
Dividends	143	264
Interest on bank deposits	77	37
Total interest income	74,061	79,329
Interest Expense
Interest on deposits	2,052	8,449
Interest on short-term borrowings	31	588
Interest on subordinated debentures	2,128	2,146
Interest on other long-term debt	346	355
Interest on lease obligations	62	67
Total interest expense	4,619	11,605
Net Interest Income	69,442	67,724
Provision for credit losses	(4,390)	30,967
Net Interest Income after Provision for Credit Losses	73,832	36,757
Noninterest Income
Net securities gains	6	19
Trust income	2,516	2,111
Service charges on deposit accounts	4,047	4,745
Insurance and retail brokerage commissions	2,172	1,995
Income from bank owned life insurance	1,951	1,616
Gain on sale of mortgage loans	5,046	2,546
Gain on sale of other loans and assets	1,690	699
Card-related interchange income	6,427	5,262
Derivatives mark to market	1,430	(1,741)
Swap fee income	146	214
Other income	1,924	1,807
Total noninterest income	27,355	19,273
Noninterest Expense
Salaries and employee benefits	28,671	29,977
Net occupancy	4,773	4,973
Furniture and equipment	3,948	3,778
Data processing	3,052	2,467
Advertising and promotion	1,324	1,150
Contributions	731	472
Pennsylvania shares tax	832	738
Intangible amortization	866	934
Other professional fees and services	751	898
FDIC insurance	696	28
Loss on sale or write-down of assets	9	213
Litigation and operational losses	479	390
COVID-19 related	74	23
Branch consolidation	40	—
Other operating	5,613	4,230
Total noninterest expense	51,859	50,271
Income Before Income Taxes	49,328	5,759
Income tax provision	9,558	1,032
Net Income	$39,770	$4,727
Average Shares Outstanding	96,026,866	98,123,627
Average Shares Outstanding Assuming Dilution	96,233,647	98,361,494
Per Share Data: Basic Earnings per Share	$0.41	$0.05
Diluted Earnings per Share	$0.41	$0.05
Cash Dividends Declared per Common Share	$0.11	$0.11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
	(dollars in thousands)
Net Income	$39,770	$4,727
Other comprehensive (loss) income, before tax benefit (expense):
Unrealized holding (losses) gains on securities arising during the period	(15,804)	19,503
Less: reclassification adjustment for gains on securities included in net income	(6)	(19)
Unrealized holding gains (losses) on derivatives arising during the period	1,842	(4,581)
Total other comprehensive (loss) income, before tax benefit (expense)	(13,968)	14,903
Income tax benefit (expense) related to items of other comprehensive (loss) income	2,933	(3,130)
Total other comprehensive (loss) income	(11,035)	11,773
Comprehensive Income	$28,735	$16,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2020	96,130,751	$113,915	$494,683	$596,614	$17,233	$(153,828)	$1,068,617
Net income				39,770			39,770
Other comprehensive loss					(11,035)		(11,035)
Cash dividends declared ($0.11 per share)				(10,578)			(10,578)
Treasury stock acquired	(123,395)					(1,643)	(1,643)
Treasury stock reissued	158,531		681	—		1,360	2,041
Restricted stock	82,589	—	356	—		(48)	308
Balance at March 31, 2021	96,248,476	$113,915	$495,720	$625,806	$6,198	$(154,159)	$1,087,480

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2019	98,311,840	$113,915	$493,737	$577,348	$5,579	$(134,914)	$1,055,665
Net income				4,727			4,727
Other comprehensive income					11,773		11,773
Cash dividends declared ($0.11 per share)				(10,819)			(10,819)
Treasury stock acquired	(430,896)					(5,220)	(5,220)
Treasury stock reissued	134,452		444	—		1,150	1,594
Restricted stock	—	—	—	—		204	204
Balance at March 31, 2020	98,015,396	$113,915	$494,181	$571,256	$17,352	$(138,780)	$1,057,924

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

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Operating Activities	(dollars in thousands)
Net income	$39,770	$4,727
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(4,390)	30,967
Deferred tax expense (benefit)	3,859	(3,551)
Depreciation and amortization	3,003	2,926
Net gains on securities and other assets	(8,452)	(1,645)
Net amortization of premiums and discounts on securities	1,268	1,310
Income from increase in cash surrender value of bank owned life insurance	(1,621)	(1,610)
Decrease (increase) in interest receivable	1,899	(761)
Mortgage loans originated for sale	(121,280)	(65,236)
Proceeds from sale of mortgage loans	140,780	61,777
Increase in interest payable	1,128	1,122
Increase in income taxes payable	5,626	4,528
Other-net	(10,360)	(1,438)
Net cash provided by operating activities	51,230	33,116
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	28,936	18,504
Purchases	(135,130)	—
Transactions with securities available for sale:
Proceeds from maturities and redemptions	206,993	50,107
Purchases	(435,563)	(127,368)
Purchases of FHLB stock	(1,558)	(18,682)
Proceeds from the redemption of FHLB stock	340	16,028
Proceeds from bank owned life insurance	2,931	557
Proceeds from sale of loans	15,483	7,960
Proceeds from sale of other assets	2,226	1,361
Net decrease (increase) in loans	2,970	(140,013)
Purchases of premises and equipment and other assets	(2,322)	(3,654)
Net cash used in investing activities	(314,694)	(195,200)
Financing Activities
Net increase in federal funds purchased	—	27,000
Net decrease in other short-term borrowings	(6,611)	(81,882)
Net increase in deposits	430,633	245,591
Repayments of other long-term debt	(169)	(162)
Repayments of capital lease obligation	(115)	(105)
Dividends paid	(10,578)	(10,819)
Purchase of treasury stock	(1,643)	(5,220)
Net cash provided by financing activities	411,517	174,403
Net increase in cash and cash equivalents	148,053	12,319
Cash and cash equivalents at January 1	356,581	121,856
Cash and cash equivalents at March 31	$504,634	$134,175

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
The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year of 2021. These interim financial statements should be read in conjunction with First Commonwealth’s 2020 Annual Report on Form 10-K.

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

	For the Three Months Ended March 31,
	2021			2020
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(15,804)	$3,319	$(12,485)	$19,503	$(4,096)	$15,407
Reclassification adjustment for gains on securities included in net income	(6)	1	(5)	(19)	4	(15)
Total unrealized (losses) gains on securities	(15,810)	3,320	(12,490)	19,484	(4,092)	15,392
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	1,842	(387)	1,455	(4,581)	962	(3,619)
Reclassification adjustment for losses on derivatives included in net income	—	—	—	—	—	—
Total unrealized gains (losses) on derivatives	1,842	(387)	1,455	(4,581)	962	(3,619)
Total other comprehensive (loss) income	$(13,968)	$2,933	$(11,035)	$14,903	$(3,130)	$11,773

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the three months ended March 31:

	2021				2020
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$20,310	$(182)	$(2,895)	$17,233	$4,580	$365	$634	$5,579
Other comprehensive (loss) income before reclassification adjustment	(12,485)	—	1,455	(11,030)	15,407	—	(3,619)	11,788
Amounts reclassified from accumulated other comprehensive (loss) income	(5)	—	—	(5)	(15)	—	—	(15)
Net other comprehensive (loss) income during the period	(12,490)	—	1,455	(11,035)	15,392	—	(3,619)	11,773
Balance at March 31	$7,820	$(182)	$(1,440)	$6,198	$19,972	$365	$(2,985)	$17,352

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the three months ended March 31:

	2021	2020
	(dollars in thousands)
Cash paid during the period for:
Interest	$3,483	$10,551
Income taxes	32	80
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	944	1,961
Loans transferred from held to maturity to held for sale	17,749	10,858
Loans transferred from available for sale to held to maturity	—	385
Gross (decrease) increase in market value adjustment to securities available for sale	(15,810)	19,484
Gross increase (decrease) in market value adjustment to derivatives	1,842	(4,581)
Noncash treasury stock reissuance	2,041	1,594
Proceeds from death benefit on bank owned life insurance not received	(384)	(356)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2021	2020
Weighted average common shares issued	113,914,902	113,914,902
Average treasury stock shares	(17,718,410)	(15,672,850)
Average deferred compensation shares	(55,544)	(38,453)
Average unearned nonvested shares	(114,082)	(79,972)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	96,026,866	98,123,627
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	151,200	196,441
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	55,581	41,426
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	96,233,647	98,361,494
Basic Earnings per Share	$0.41	$0.05
Diluted Earnings per Share	$0.41	$0.05
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the three months ended March 31 because to do so would have been antidilutive.

	2021			2020
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	79,497	$13.72	$14.22	75,208	$13.82	$15.44
Restricted Stock Units	16,730	$16.41	$16.41	42,509	$13.72	$15.37

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
The following table identifies the notional amount of those instruments at:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,136,708	$2,097,628
Financial standby letters of credit	16,331	15,988
Performance standby letters of credit	17,393	16,864
Commercial letters of credit	766	783

The notional amounts outstanding as of March 31, 2021 include amounts issued in 2021 of $0.2 million in performance standby letters of credit and $0.1 million in financial standby letters of credit. There were no commercial letters of credit issued in 2021. A liability of $0.1 million has been recorded as of both March 31, 2021 and December 31, 2020, which represents the estimated

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $4.3 million and $7.4 million as of March 31, 2021 and December 31, 2020, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans as well as estimated utilization for each loan category.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2021, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
First Commonwealth Bank was named a defendant in an action that commenced on October 14, 2020 in the Court of Common Pleas of Allegheny County, Pennsylvania. The plaintiffs allege that the Bank violated the Pennsylvania Commercial Code by failing to provide accurate and complete notices of repossession and post-sale notices to certain Pennsylvania customers whose motor vehicles were repossessed and later sold at public sales. Plaintiffs seek to pursue the action as a statewide class action on behalf of themselves and other allegedly similarly situated defaulting borrowers who had their motor vehicles repossessed and seeks to recover statutory damages. The Bank intends to vigorously defend against the plaintiffs’ claims and any request for class certification. The plaintiffs have not made any formal or specific financial demand and due to the preliminary status of this case any possible loss cannot be reasonably estimated at this time and is not included in the range set forth in the preceding paragraph. The Bank filed preliminary objections seeking the dismissal of the action. On May 4, 2021, the Court issued an order sustaining the Bank’s preliminary objections and dismissing the plaintiffs’ complaint with prejudice. This order remains subject to appeal by the plaintiffs.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	March 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$6,067	$623	$—	$6,690	$6,492	$738	$—	$7,230
Mortgage-Backed Securities – Commercial	268,890	4,597	(586)	272,901	182,823	8,357	—	191,180
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	724,611	11,082	(7,025)	728,668	481,109	14,924	—	496,033
Other Government-Sponsored Enterprises	1,000	—	(25)	975	100,996	2	—	100,998
Obligations of States and Political Subdivisions	9,647	132	(214)	9,565	11,154	243	—	11,397
Corporate Securities	23,146	1,388	(75)	24,459	22,941	1,444	—	24,385
Total Securities Available for Sale	$1,033,361	$17,822	$(7,925)	$1,043,258	$805,515	$25,708	$—	$831,223

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2021, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$5,000	$5,086
Due after 1 but within 5 years	12,870	13,670
Due after 5 but within 10 years	15,923	16,243
Due after 10 years	—	—
	33,793	34,999
Mortgage-Backed Securities (a)	999,568	1,008,259
Total Debt Securities	$1,033,361	$1,043,258

(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $275.0 million and a fair value of $279.6 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $724.6 million and a fair value of $728.7 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the three months ended March 31:

	2021	2020
	(dollars in thousands)
Proceeds from sales	$—	$—
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	—	—
	—	—
Maturities
Gross gains	6	19
Gross losses	—	—
	6	19
Net gains and impairment	$6	$19
Securities available for sale with an estimated fair value of $621.9 million and $792.1 million were pledged as of March 31, 2021 and December 31, 2020, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	March 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,679	$123	$—	$2,802	$2,766	$138	$—	$2,904
Mortgage-Backed Securities- Commercial	58,484	992	(512)	58,964	36,799	1,441	—	38,240
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	279,970	4,134	(3,763)	280,341	277,351	5,389	(10)	282,730
Mortgage-Backed Securities – Commercial	9,121	316	—	9,437	9,737	344	—	10,081
Obligations of States and Political Subdivisions	35,109	484	(264)	35,329	34,391	705	—	35,096
Debt Securities Issued by Foreign Governments	800	—	—	800	800	—	—	800
Total Securities Held to Maturity	$407,833	$6,049	$(5,764)	$408,118	$361,844	$8,017	$(10)	$369,851
The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$2,887	$2,904
Due after 1 but within 5 years	5,117	5,179
Due after 5 but within 10 years	45,774	44,717
Due after 10 years	3,801	3,774
	57,579	56,574
Mortgage-Backed Securities (a)	350,254	351,544
Total Debt Securities	$407,833	$408,118
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $61.2 million and a fair value of $61.8 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $289.1 million and a fair value of $289.8 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $305.8 million and $228.1 million were pledged as of March 31, 2021 and December 31, 2020, respectively, to secure public deposits and for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2021 and December 31, 2020, our FHLB stock totaled $11.8 million and $10.6 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three months ended March 31, 2021.
As of both March 31, 2021 and December 31, 2020, "Other investments" also includes $1.7 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the three-months ended March 31, 2021 and 2020, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
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
The following table presents the gross unrealized losses and estimated fair values at March 31, 2021 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Commercial	$91,266	$(1,098)	$—	$—	$91,266	$(1,098)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	481,498	(10,788)	—	—	481,498	(10,788)
Other Government-Sponsored Enterprises	21,421	(1,250)	—	—	21,421	(1,250)
Obligations of States and Political Subdivisions	16,919	(478)	—	—	16,919	(478)
Corporate Securities	5,125	(75)	—	—	5,125	(75)
Total Securities	$616,229	$(13,689)	$—	$—	$616,229	$(13,689)

At March 31, 2021, fixed income securities issued by U.S. Government-sponsored enterprises comprised 88% of total unrealized losses due to changes in market interest rates. At March 31, 2021, there are 49 debt securities in an unrealized loss position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the gross unrealized losses and estimated fair values at December 31, 2020 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	$3,755	$(10)	$—	$—	$3,755	$(10)
Total Securities	$3,755	$(10)	$—	$—	$3,755	$(10)
As of March 31, 2021, our corporate securities had an amortized cost and an estimated fair value of $23.1 million and $24.5 million, respectively. As of December 31, 2020, our corporate securities had an amortized cost and estimated fair value of $22.9 million and $24.4 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There was one corporate security in an unrealized loss position as of March 31, 2021 and none as of December 31, 2020. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the three months ended March 31, 2021 and 2020.
Note 7 Loans and Allowance for Credit Losses
Loans are presented in the Consolidated Statements of Financial Condition net of deferred fees and costs, and discounts related to purchased loans. Net deferred fees were $8.3 million and $6.0 million as of March 31, 2021 and December 31, 2020, respectively, and discounts on purchased loans were $6.8 million and $7.0 million at March 31, 2021 and December 31, 2020, respectively. The following table provides outstanding balances related to each of our loan types:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,555,671	$1,555,986
Time and demand	1,541,280	1,541,382
Commercial credit cards	14,391	14,604
Real estate construction	404,580	427,221
Residential real estate	1,756,615	1,750,592
Residential first lien	1,152,314	1,144,323
Residential junior lien/home equity	604,301	606,269
Commercial real estate	2,167,506	2,211,569
Multifamily	363,604	371,239
Nonowner occupied	1,393,968	1,421,151
Owner occupied	409,934	419,179
Loans to individuals	852,522	815,815
Automobile	759,061	712,800
Consumer credit cards	10,901	12,360
Consumer other	82,560	90,655
Total loans	$6,736,894	$6,761,183
In the table above, Commercial, financial, agricultural and other loans at March 31, 2021 and December 31, 2020 includes $478.5 million and $478.9 million, respectively, in Paycheck Protection Program ("PPP") loans for small businesses who meet the necessary eligibility requirements. PPP loans are 100% guaranteed by the Small Business Administration ("SBA") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the PPP requirements. Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans. Although the Company believes that

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liability to the Company associated with participation in the program.
On March 27, 2020, the CARES Act was signed into law, providing banking organizations with optional, temporary relief from complying with CECL. The Company elected to defer its adoption of CECL until the fourth quarter 2020. At the end of the deferral period, CECL was adopted effective January 1, 2020. The allowance for credit losses for the interim period ending March 31, 2020, was calculated in accordance with previously applicable GAAP.
First Commonwealth’s loan portfolio includes five primary loan categories. When calculating the allowance for credit losses these categories are classified into eleven portfolio segments. The composition of loans by portfolio segment includes:
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
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at March 31, 2021 was 6.24% and during the one-year forecast period it was projected to average 5.54%, with a peak of 6.02%.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	March 31, 2021
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,499,180	$36,188	$20,303	$—	$—	$56,491	$1,555,671
Time and demand	1,484,789	36,188	20,303	—	—	56,491	1,541,280
Commercial credit cards	14,391	—	—	—	—	—	14,391
Real estate construction	404,044	482	54	—	—	536	404,580
Residential real estate	1,747,310	1,678	7,627	—	—	9,305	1,756,615
Residential first lien	1,146,787	1,562	3,965	—	—	5,527	1,152,314
Residential junior lien/home equity	600,523	116	3,662	—	—	3,778	604,301
Commercial real estate	1,962,008	161,769	43,729	—	—	205,498	2,167,506
Multifamily	362,937	128	539	—	—	667	363,604
Nonowner occupied	1,206,587	150,850	36,531	—	—	187,381	1,393,968
Owner occupied	392,484	10,791	6,659	—	—	17,450	409,934
Loans to individuals	852,209	—	313	—	—	313	852,522
Automobile	758,824	—	237	—	—	237	759,061
Consumer credit cards	10,901	—	—	—	—	—	10,901
Consumer other	82,484	—	76	—	—	76	82,560
Total loans	$6,464,751	$200,117	$72,026	$—	$—	$272,143	$6,736,894

	December 31, 2020
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,491,916	$48,233	$15,837	$—	$—	$64,070	$1,555,986
Time and demand	1,477,312	48,233	15,837	—	—	64,070	1,541,382
Commercial credit cards	14,604	—	—	—	—	—	14,604
Real estate construction	426,663	504	54	—	—	558	427,221
Residential real estate	1,740,992	1,902	7,698	—	—	9,600	1,750,592
Residential first lien	1,138,409	1,780	4,134	—	—	5,914	1,144,323
Residential junior lien/home equity	602,583	122	3,564	—	—	3,686	606,269
Commercial real estate	1,983,258	175,995	52,316	—	—	228,311	2,211,569
Multifamily	369,883	131	1,225	—	—	1,356	371,239
Nonowner occupied	1,216,252	161,336	43,563	—	—	204,899	1,421,151
Owner occupied	397,123	14,528	7,528	—	—	22,056	419,179
Loans to individuals	815,541	—	274	—	—	274	815,815
Automobile	712,539	—	261	—	—	261	712,800
Consumer credit cards	12,360	—	—	—	—	—	12,360
Consumer other	90,642	—	13	—	—	13	90,655
Total loans	$6,458,370	$226,634	$76,179	$—	$—	$302,813	$6,761,183

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year:

	March 31, 2021
	Term Loans						Revolving Loans
	2021	2020	2019	2018	2017	Prior		Total
	(dollars in thousands)
Time and demand	$257,058	$396,576	$189,596	$122,119	$66,911	$144,948	$364,072	$1,541,280
Pass	257,058	396,448	186,044	121,121	58,332	122,354	343,432	1,484,789
OAEM	—	92	3,182	407	2,208	14,292	16,007	36,188
Substandard	—	36	370	591	6,371	8,302	4,633	20,303
Commercial credit cards	—	—	—	—	—	—	14,391	14,391
Pass	—	—	—	—	—	—	14,391	14,391
Real estate construction	9,316	180,780	126,114	70,292	14,708	1,726	1,644	404,580
Pass	9,316	180,780	126,114	70,292	14,708	1,442	1,392	404,044
OAEM	—	—	—	—	—	230	252	482
Substandard	—	—	—	—	—	54	—	54
Residential first lien	83,849	331,249	165,945	122,959	99,601	346,732	1,979	1,152,314
Pass	83,849	331,226	165,945	122,578	99,536	341,751	1,902	1,146,787
OAEM	—	—	—	79	—	1,406	77	1,562
Substandard	—	23	—	302	65	3,575	—	3,965
Residential junior lien/home equity	6,749	2,922	5,294	4,154	1,801	7,763	575,618	604,301
Pass	6,749	2,922	5,211	4,154	1,801	7,522	572,164	600,523
OAEM	—	—	—	—	—	106	10	116
Substandard	—	—	83	—	—	135	3,444	3,662
Multifamily	7,020	76,288	16,794	70,837	79,170	112,089	1,406	363,604
Pass	7,020	76,288	16,794	70,837	79,170	111,422	1,406	362,937
OAEM	—	—	—	—	—	128	—	128
Substandard	—	—	—	—	—	539	—	539
Nonowner occupied	19,627	99,280	202,069	166,231	206,739	693,120	6,902	1,393,968
Pass	19,627	99,280	196,474	156,236	164,325	564,024	6,621	1,206,587
OAEM	—	—	5,595	9,995	35,497	99,636	127	150,850
Substandard	—	—	—	—	6,917	29,460	154	36,531
Owner occupied	13,323	57,587	66,580	55,783	39,600	172,403	4,658	409,934
Pass	13,323	55,839	65,010	53,992	38,257	161,623	4,440	392,484
OAEM	—	1,748	672	986	1,319	6,033	33	10,791
Substandard	—	—	898	805	24	4,747	185	6,659
Automobile	116,255	329,579	181,901	82,762	36,407	12,157	—	759,061
Pass	116,255	329,579	181,809	82,745	36,378	12,058	—	758,824
Substandard	—	—	92	17	29	99	—	237
Consumer credit cards	—	—	—	—	—	—	10,901	10,901
Pass	—	—	—	—	—	—	10,901	10,901
Consumer other	1,087	6,882	12,760	9,023	1,523	6,600	44,685	82,560
Pass	1,087	6,882	12,760	9,023	1,523	6,554	44,655	82,484
Substandard	—	—	—	—	—	46	30	76
Total	$514,284	$1,481,143	$967,053	$704,160	$546,460	$1,497,538	$1,026,256	$6,736,894

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
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
Total gross charge-offs for the three months ended March 31, 2021 and 2020 were $3.3 million and $3.5 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of March 31, 2021 and December 31, 2020. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	March 31, 2021
	30 - 59 days past due		60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$155		$31	$6	$8,729	$8,921	$1,546,750	$1,555,671
Time and demand	78		19	—	8,729	8,826	1,532,454	1,541,280
Commercial credit cards	77	1	12	6	—	95	14,296	14,391
Real estate construction	—		—	—	54	54	404,526	404,580
Residential real estate	3,407		681	482	6,806	11,376	1,745,239	1,756,615
Residential first lien	1,703		378	228	3,367	5,676	1,146,638	1,152,314
Residential junior lien/home equity	1,704		303	254	3,439	5,700	598,601	604,301
Commercial real estate	671		154	—	27,782	28,607	2,138,899	2,167,506
Multifamily	—		—	—	459	459	363,145	363,604
Nonowner occupied	154		102	—	25,018	25,274	1,368,694	1,393,968
Owner occupied	517		52	—	2,305	2,874	407,060	409,934
Loans to individuals	1,198		540	591	313	2,642	849,880	852,522
Automobile	775	1	266	87	237	1,365	757,696	759,061
Consumer credit cards	58		56	42	—	156	10,745	10,901
Consumer other	365		218	462	76	1,121	81,439	82,560
Total loans	$5,431		$1,406	$1,079	$43,684	$51,600	$6,685,294	$6,736,894

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
	30 - 59 days past due		60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$146		$62	$112	$3,317	$3,637	$1,552,349	$1,555,986
Time and demand	97		28	23	3,317	3,465	1,537,917	1,541,382
Commercial credit cards	49	1	34	89	—	172	14,432	14,604
Real estate construction	936		—	—	54	990	426,231	427,221
Residential real estate	3,883		1,492	769	6,824	12,968	1,737,624	1,750,592
Residential first lien	1,775		660	267	3,489	6,191	1,138,132	1,144,323
Residential junior lien/home equity	2,108		832	502	3,335	6,777	599,492	606,269
Commercial real estate	237		160	3	35,072	35,472	2,176,097	2,211,569
Multifamily	—		—	—	460	460	370,779	371,239
Nonowner occupied	18		104	—	31,822	31,944	1,389,207	1,421,151
Owner occupied	219		56	3	2,790	3,068	416,111	419,179
Loans to individuals	2,870		852	639	274	4,635	811,180	815,815
Automobile	2,090	1	417	94	261	2,862	709,938	712,800
Consumer credit cards	52		39	123	—	214	12,146	12,360
Consumer other	728		396	422	13	1,559	89,096	90,655
Total loans	$8,072		$2,566	$1,523	$45,541	$57,702	$6,703,481	$6,761,183
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
Nonperforming Loans
Management considers loans to be nonperforming when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Nonperforming loans include nonaccrual loans and all troubled debt restructured loans. When management identifies a loan as nonperforming, the credit loss is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole source for repayment of the loan is the operation or liquidation of collateral. When the loan is collateral dependent, the appraised value less estimated cost to sell is utilized. If management determines the value of the loan is less than the recorded investment in the loan, a credit loss is recognized through an allowance estimate or a charge-off to the allowance for credit losses.
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
At March 31, 2021, there were no nonperforming loans held for sale. At December 31, 2020, there was one nonperforming loan totaling $13 thousand. During the three months ended March 31, 2021, a $5.0 million nonperforming relationship was

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transferred to held for sale and sold resulting in a $0.4 million gain. During the three months ended March 31, 2020, there were no gains recognized on the sale of nonperforming loans.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of March 31, 2021 and December 31, 2020. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	March 31, 2021			December 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$1,780	$7,659		$2,025	$2,725
Time and demand	1,780	7,659		2,025	2,725
Real estate construction	54	53		54	53
Residential real estate	10,814	13,199		10,939	13,258
Residential first lien	5,856	7,402		6,062	7,575
Residential junior lien/home equity	4,958	5,797		4,877	5,683
Commercial real estate	20,653	22,754		20,650	23,641
Multifamily	—	—		1	82
Nonowner occupied	18,125	19,933		16,786	19,459
Owner occupied	2,528	2,821		3,863	4,100
Loans to individuals	505	546		418	447
Automobile	429	465		405	430
Consumer other	76	81		13	17
Subtotal	33,806	44,211		34,086	40,124
With an allowance recorded:
Commercial, financial, agricultural and other	8,957	9,038	2,506	4,210	9,377	1,268
Time and demand	8,957	9,038	2,506	4,210	9,377	1,268
Real estate construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Residential first lien	—	—	—	—	—	—
Residential junior lien/home equity	—	—	—	—	—	—
Commercial real estate	7,618	7,693	601	15,757	15,830	3,638
Multifamily	459	473	115	459	470	116
Nonowner occupied	6,917	6,979	459	15,060	15,122	3,508
Owner occupied	242	241	27	238	238	14
Loans to individuals	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Subtotal	16,575	16,731	3,107	19,967	25,207	4,906
Total	$50,381	$60,942	$3,107	$54,053	$65,331	$4,906

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31,
	2021		2020
	Total Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$2,280	$11	$925	$4	$74	$—
Time and demand	2,280	11
Real estate construction	54	—	—	—	—	—
Residential real estate	10,892	63	10,529	78	2,090	2
Residential first lien	5,982	45
Residential junior lien/home equity	4,910	18
Commercial real estate	25,739	22	4,086	22	229	—
Multifamily	—	—
Nonowner occupied	22,593	7
Owner occupied	3,146	15
Loans to individuals	479	2	445	3	12	—
Automobile	437	2
Consumer other	42	—
Subtotal	39,444	98	15,985	107	2,405	2
With an allowance recorded:
Commercial, financial, agricultural and other	4,895	18	7,838	18	—	—
Time and demand	4,895	18
Real estate construction	—	—	—	—	—	—
Residential real estate	—	—	325	—	—	—
Residential first lien	—	—
Residential junior lien/home equity	—	—
Commercial real estate	7,462	—	13,114	1	616	—
Multifamily	464	—
Nonowner occupied	6,917	—
Owner occupied	81	—
Loans to individuals	—	—	—	—	—	—
Automobile	—	—
Consumer other	—	—
Subtotal	12,357	18	21,277	19	616	—
Total	$51,801	$116	$37,262	$126	$3,021	$2
Unfunded commitments related to nonperforming loans were $0.2 million at both March 31, 2021 and December 31, 2020. After consideration of the requirements to draw and available collateral related to these commitments, a reserve of $6 thousand and $26 thousand was established for these off balance sheet exposures at March 31, 2021 and December 31, 2020, respectively.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as result of the financial difficulties experienced by the borrower, who could not obtain comparable terms from alternative financing sources. Troubled debt restructured loans are considered to be nonperforming loans.
In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications typically provide for the deferral of both principal and interest for 90 days. The CARES Act, along with a joint agency statement issued by banking regulators, provides that short-term modifications, meeting certain criteria and in response to COVID-19, do not need to be accounted for as a troubled debt restructured loans. Additionally, short-term loan modifications that are not accounted for as a troubled debt restructured loan, in accordance with the CARES Act, would remain classified as current during the deferral period and therefore are not reflected in the past due loan tables provided on the prior page. As of March 31, 2021, loans with an aggregate principal balance of $136.6 million were in a forbearance period granted under the CARES Act.
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$6,697	$8,512
Nonaccrual status	20,628	14,740
Total	$27,325	$23,252
Commitments
Letters of credit	$60	$60
Unused lines of credit	12	11
Total	$72	$71
The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three Months Ended March 31, 2021
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$6,373	$—	$—	$6,373	$6,339	$1,190
Time and demand	2	6,373	—	—	6,373	6,339	1,190
Residential real estate	3	—	105	14	119	119	—
Residential first lien	2	—	105	—	105	106	—
Residential junior lien/home equity	1	—	—	14	14	13	—
Loans to individuals	2	—	64	—	64	61	—
Automobile	2	—	64	—	64	61	—
Total	7	$6,373	$169	$14	$6,556	$6,519	$1,190

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
The troubled debt restructurings included in the above tables are also included in the nonperforming loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the three months ended March 31, 2021 and 2020, $169 thousand and $18 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2021 and 2020 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the three months ended March 31:

	2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	—	$—	1	$71
Total	—	$—	1	$71

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Three Months Ended March 31, 2021
	Beginning balance		Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$17,187		$(569)	$90	$5,093	$21,801
Time and demand	16,838		(460)	89	4,960	21,427
Commercial credit cards	349		(109)	1	133	374
Real estate construction	7,966		—	—	(3,945)	4,021
Residential real estate	14,358	—	(105)	37	(1,461)	12,829
Residential first lien	7,919		(23)	23	(692)	7,227
Residential junior lien/home equity	6,439		(82)	14	(769)	5,602
Commercial real estate	41,953		(1,550)	39	(2,774)	37,668
Multifamily	6,240		(1)	—	(1,988)	4,251
Nonowner occupied	28,414		(1,549)	39	985	27,889
Owner occupied	7,299	—	—	—	(1,771)	5,528
Loans to individuals	19,845		(1,541)	329	1,811	20,444
Automobile	16,133		(680)	181	1,254	16,888
Consumer credit cards	635		(168)	17	205	689
Consumer other	3,077		(693)	131	352	2,867
Total loans	$101,309		$(3,765)	$495	$(1,276)	$96,763
a) The provision expense(credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31, 2021
				Loans
	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses
	(dollars in thousands)
Commercial, financial, agricultural and other	$21,801	$2,506	$19,295	$1,555,671	$9,991	$1,545,680
Time and demand	21,427	2,506	18,921	1,541,280	9,991	1,531,289
Commercial credit cards	374	—	374	14,391	—	14,391
Real estate construction	4,021	—	4,021	404,580	—	404,580
Residential real estate	12,829	—	12,829	1,756,615	1,055	1,755,560
Residential first lien	7,227	—	7,227	1,152,314	512	1,151,802
Residential junior lien/home equity	5,602	—	5,602	604,301	543	603,758
Commercial real estate	37,668	601	37,067	2,167,506	27,413	2,140,093
Multifamily	4,251	115	4,136	363,604	459	363,145
Nonowner occupied	27,889	459	27,430	1,393,968	24,883	1,369,085
Owner occupied	5,528	27	5,501	409,934	2,071	407,863
Loans to individuals	20,444	—	20,444	852,522	—	852,522
Automobile	16,888	—	16,888	759,061	—	759,061
Consumer credit cards	689	—	689	10,901	—	10,901
Consumer other	2,867	—	2,867	82,560	—	82,560
Total loans	$96,763	$3,107	$93,656	$6,736,894	$38,459	$6,698,435

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

Note 8 Leases
First Commonwealth has elected to apply certain practical expedients provided under ASU 2016-02 "Leases" (Topic 842) including (i) to not apply the requirements in the new standard to short-term leases (ii) to not reassess the lease classification for any expired or existing lease (iii) to account for lease and non-lease components separately (iv) to not reassess initial direct costs for any existing leases. The impact of this standard primarily relates to operating leases of certain real estate properties, including certain branch and ATM locations and office space. First Commonwealth has no material leasing arrangements for which it is the lessor of property or equipment.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the unaudited Consolidated Statements of Condition classification of the Company’s ROU assets and lease liabilities, lease costs and other lease information.

	March 31, 2021	December 31, 2020
Balance sheet:
Operating lease asset classified as premises and equipment	$41,073	$42,617
Operating lease liability classified as other liabilities	45,284	46,819
	For the Three Months Ended
	March 31, 2021	March 31, 2020
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,208	$1,368

Weighted average lease term, in years	14.72	15.11
Weighted average discount rate	3.41%	3.42%
Operating cash flows	$1,201	$1,312
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2021 were as follows (dollars in thousands):

For the twelve months ended:
March 31, 2022	$4,720
March 31, 2023	4,556
March 31, 2024	4,406
March 31, 2025	4,289
March 31, 2026	3,952
Thereafter	36,832
Total future minimum lease payments	58,755
Less remaining imputed interest	13,471
Operating lease liability	$45,284
Note 9 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at March 31, 2021 and December 31, 2020, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
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
•Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for observable inputs for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes Obligations of U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, corporate securities, FHLB stock, loans held for sale, premise held for sale, interest rate derivatives (including interest rate caps, interest rate collars, interest rate swaps and risk participation agreements), certain other real estate owned and certain nonperforming loans.
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
Other investments recorded in the unaudited Consolidated Statements of Financial Condition are primarily comprised of FHLB stock whose estimated fair value is based on its par value. Additional information on FHLB stock is provided in Note 6, “Investment Securities.”
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
During the third quarter of 2020, the company announced the consolidation of 29 branch locations into nearby offices. As a result, at March 31, 2021, eight owned locations are held for sale and are being carried at the lower of cost or fair value. Two of these locations are carried at fair value, determined by an independent market-based appraisal less estimated costs to sell, and are classified as Level 2.
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
•Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the valuation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are non-marketable equity investments, certain interest rate derivatives, certain other real estate owned and certain nonperforming loans.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
March 31, 2021
Other Investments	$1,670		CarryingValue	N/A	N/A
Nonperforming Loans	736	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$2.00 - $2.00 (b)
				Oil per BBL/d	$50.00 - $50.00 (b)
	5,149	(a)	Discounted Cash Flow	Discount Rate	6.50%
Limited Partnership Investments	7,010		Par Value	N/A	N/A
December 31, 2020
Other Investments	$1,670		CarryingValue	N/A	N/A
Nonperforming Loans	798	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$1.46 - $1.48 (b)
				Oil per BBL/d	$36 - $36 (b)
Limited Partnership Investments	6,619		Par Value	N/A	N/A

(a)The remainder of nonperforming loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.
(b)Unobservable inputs are defined as follows: MMBTU - one million British thermal units; BBL/d - barrels per day.
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
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$6,690	$—	$6,690
Mortgage-Backed Securities - Commercial	—	272,901	—	272,901
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	728,668	—	728,668
Other Government-Sponsored Enterprises	—	975	—	975
Obligations of States and Political Subdivisions	—	9,565	—	9,565
Corporate Securities	—	24,459	—	24,459
Total Securities Available for Sale	—	1,043,258	—	1,043,258
Other Investments	—	11,775	1,670	13,445
Loans Held for Sale	—	20,604	—	20,604
Premises and Equipment, net	—	291	—	291
Other Assets(a)	—	33,555	7,010	40,565
Total Assets	$—	$1,109,483	$8,680	$1,118,163
Other Liabilities(a)	$—	$36,171	$—	$36,171
Total Liabilities	$—	$36,171	$—	$36,171
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$7,230	$—	$7,230
Mortgage-Backed Securities - Commercial	—	191,180	—	191,180
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	496,033	—	496,033
Other Government-Sponsored Enterprises	—	100,998	—	100,998
Obligations of States and Political Subdivisions	—	11,397	—	11,397
Corporate Securities	—	24,385	—	24,385
Total Securities Available for Sale	—	831,223	—	831,223
Other Investments	—	10,557	1,670	12,227
Loans Held for Sale	—	33,436	—	33,436
Premises and Equipment, net	—	442	—	442
Other Assets(a)	—	54,362	6,619	60,981
Total Assets	$—	$930,020	$8,289	$938,309
Other Liabilities(a)	$—	$61,308	$—	$61,308
Total Liabilities	$—	$61,308	$—	$61,308
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

For the three months ended March 31, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

2021
	Other Investments	Other Assets	Total
(dollars in thousands)
Balance, beginning of period	$1,670	$6,620	$8,290
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	390	390
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,670	$7,010	$8,680

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2020
	Other Investments	Other Assets	Total
(dollars in thousands)
Balance, beginning of period	$1,670	$5,795	$7,465
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	428	428
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,670	$6,223	$7,893

The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$29,467	$17,807	$47,274
Other real estate owned	—	1,063	—	1,063
Total Assets	$—	$30,530	$17,807	$48,337

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$35,543	$13,604	$49,147
Other real estate owned	—	1,319	—	1,319
Total Assets	$—	$36,862	$13,604	$50,466
The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Nonperforming loans	$205	$(8,029)
Other real estate owned	(6)	(101)
Total losses	$199	$(8,130)
Nonperforming loans over $250 thousand are individually reviewed to determine the amount of each loan considered to be at risk of non-collection. The fair value for nonperforming loans that are collateral-based is determined by reviewing real property appraisals, equipment valuations, accounts receivable listings and other financial information. A discounted cash flow analysis is performed to determine fair value for nonperforming loans when an observable market price or a current appraisal is not available. For real estate secured loans, First Commonwealth’s loan policy requires updated appraisals be obtained at least every twelve months on all nonperforming loans with balances of $250 thousand and over. For real estate secured loans with balances under $250 thousand, we rely on broker price opinions. For non-real estate secured assets, the Company normally relies on third party valuations specific to the collateral type.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned, determined using an internal valuation, is classified as Level 3. Other real estate owned has a current carrying value of $0.9 million as of March 31, 2021 and consists primarily of residential and commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 12, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2021.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million at both March 31, 2021 and December 31, 2020. See Note 5, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	March 31, 2021
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$83,989	$83,989	$83,989	$—	$—
Interest-bearing deposits	420,645	420,645	420,645	—	—
Securities available for sale	1,043,258	1,043,258	—	1,043,258	—
Securities held to maturity	407,833	408,118	—	408,118	—
Other investments	13,445	13,445	—	11,775	1,670
Loans held for sale	20,604	20,604	—	20,604	—
Loans	6,736,894	7,111,000	—	29,467	7,081,533
Financial liabilities
Deposits	7,869,256	7,869,730	—	7,869,730	—
Short-term borrowings	110,762	110,446	—	110,446	—
Subordinated debt	170,653	172,619	—	—	172,619
Long-term debt	56,089	57,276	—	57,276	—
Capital lease obligation	6,270	6,270	—	6,270	—

	December 31, 2020
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$100,009	$100,009	$100,009	$—	$—
Interest-bearing deposits	256,572	256,572	256,572	—	—
Securities available for sale	831,223	831,223	—	831,223	—
Securities held to maturity	361,844	369,851	—	369,851	—
Other investments	12,227	12,227	—	10,557	1,670
Loans held for sale	33,436	33,436	—	33,436	—
Loans	6,761,183	7,202,763	—	35,543	7,167,220
Financial liabilities
Deposits	7,438,666	7,440,906	—	7,440,906	—
Short-term borrowings	117,373	117,037	—	117,037	—
Subordinated debt	170,612	165,665	—	—	165,665
Long-term debt	56,258	57,881	—	57,881	—
Capital lease obligation	6,385	6,385	—	6,385	—

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
We have 36 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have 15 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
Effective May 1, 2021, the Company entered into two interest rate swap contracts that were designated as cash flow hedges. The interest rate swaps have a total notional amount of $300.0 million; $150.0 million with an original maturity of four years and $150.0 million with an original maturity of five years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans benchmarked to the 1-month LIBOR rate. Therefore, the interest rate swaps convert the interest payments on the first $300.0 million of 1-month LIBOR based commercial loans into fixed rate payments.
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" in the unaudited Consolidated Statements of Income. For the three months ended March 31, 2021 there was a negative impact of $226 thousand on net interest income as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," the same line item in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at March 31, 2021, and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three months ended March 31, 2021 was a decrease $1.1 million.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At March 31, 2021, the underlying funded mortgage loan commitments had a carrying value of $12.2 million and a fair value of $13.6 million, while the underlying unfunded mortgage loan commitments had a notional amount of $41.6 million. At December 31, 2020, the underlying funded mortgage loan commitments had a carrying value of $25.0 million and a fair value of $28.4 million, while the underlying unfunded mortgage loan commitments had a notional amount of $47.9 million. The interest rate lock commitments increased other noninterest income by $1.0 million for the three months ended March 31, 2021.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other operating expense" in the unaudited Consolidated Statements of Income. The increase in other noninterest expense for the three months ended March 31, 2021 totaled $2 thousand, respectively. At March 31, 2021 and December 31, 2020, the underlying loans had a carrying value of $2.0 million and $2.1 million, respectively, and a fair value of $2.0 million and $2.1 million, respectively.

The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(1,363)	$(2,792)
Notional amount:
Interest rate derivatives	639,480	631,446
Interest rate caps	66,397	66,527
Interest rate collars	35,354	35,354
Risk participation agreements	220,165	220,280
Sold credit protection on risk participation agreements	(87,063)	(78,522)
Interest rate options	41,641	47,874
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(1,824)	(3,665)
Notional amount	70,000	70,000
Interest rate forwards:
Fair value adjustment	559	(483)
Notional amount	49,000	65,000
Foreign exchange forwards:
Fair value adjustment	12	(5)
Notional amount	1,989	2,119

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income," 'Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Non-hedging interest rate derivatives
(Decrease) increase in other income	$336	$(811)
Hedging interest rate derivatives
Increase (decrease) in interest from subordinated debentures	226	(54)
Hedging interest rate forwards
Increase (decrease) in other income	(1,042)	481
Hedging foreign exchange forwards
Increase in other expense	2	5
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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as both of March 31, 2021 and December 31, 2020 was $303.3 million. No impairment charges on goodwill or other intangible assets were incurred in 2021 or 2020.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of March 31, 2021, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 Subordinated Debentures
Subordinated debentures outstanding are as follows:

		March 31, 2021		December 31, 2020
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	$49,337	4.875% until June 1, 2023, then LIBOR + 1.845%	$49,314	4.875% until June 1, 2023, then LIBOR + 1.845%
First Commonwealth Bank	2033	49,149	5.50% until June 1, 2028, then LIBOR + 2.37%	49,131	5.50% until June 1, 2028, then LIBOR + 2.37%
First Commonwealth Capital Trust II	2034	30,929	LIBOR + 2.85%	30,929	LIBOR + 2.85%
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85%	41,238	LIBOR + 2.85%
Total		$170,653		$170,612
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
Note 14 Revenue Recognition

Substantially all of the Company’s revenue is generated from contracts with customers. Revenue associated with financial instruments, including revenue from loans and securities, certain noninterest income streams such as fees associated with derivatives are not in scope of ASC 606 - Revenue from Contracts with Customers. ASC 606 is applicable to noninterest revenue streams such as trust income, service charges on deposits, insurance and retail brokerage commissions, card-related interchange income and gain(loss) on sale of OREO. For contracts within the scope of ASC 606, the Company immediately expenses contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less.

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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $0.9 million and $0.8 million in commission expense as of March 31, 2021 and 2020, respectively.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$2,516	$2,111
Service charges on deposit accounts	4,047	4,745
Insurance and retail brokerage commissions	2,172	1,995
Card-related interchange income	6,427	5,262
Gain on sale of other loans and assets	169	159
Other income	980	944
Noninterest Income (in-scope of Topic 606)	16,311	15,216
Noninterest Income (out-of-scope of Topic 606)	11,044	4,057
Total Noninterest Income	$27,355	$19,273

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three months ended March 31, 2021 and 2020, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
Forward-Looking Statements
Certain statements contained in this report that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute “forward-looking statements” as well. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” or words of similar meaning. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including uncertainties regarding the impact of the COVID-19 pandemic, and could be affected by many factors, including, but not limited to: (1) the impact of the COVID-19 pandemic on First Commonwealth and its customers; (2) volatility and disruption in national and international financial markets; (3) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (4) inflation, interest rate, commodity price, securities market and monetary fluctuations; (5) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which First Commonwealth or its customers must comply; (6) the soundness of other financial institutions; (7) political instability; (8) impairment of First Commonwealth’s goodwill or other intangible assets; (9) acts of God or of war or terrorism; (10) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (11) changes in consumer spending, borrowings and savings habits; (12) changes in the financial performance and/or condition of First Commonwealth’s borrowers; (13) technological changes; (14) acquisitions and integration of acquired businesses; (15) First Commonwealth’s ability to attract and retain qualified employees; (16) changes in the competitive environment in First Commonwealth’s markets and among banking organizations and other financial service providers; (17) the ability to increase market share and control expenses; (18) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (19) the reliability of First Commonwealth’s vendors, internal control systems or information systems; (20) the costs and effects of legal and regulatory developments, the resolution of legal proceedings or regulatory or other governmental inquiries, the results of regulatory examinations or reviews and the ability to obtain required regulatory approvals; and (21) other risks and uncertainties described in this report and in the other reports that we file with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K. Further, statements about the potential effects of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable, and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, clients, third parties and us.
In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Explanation of Use of Non-GAAP Financial Measure
In addition to the results of operations presented in accordance with generally accepted accounting principles (“GAAP”), First Commonwealth management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully taxable equivalent basis. We believe these non-GAAP financial measures provide information that is useful to investors in understanding our underlying operational performance and our business and performance trends as they facilitate comparison with the performance of others in the financial services industry. Although we believe that these non-

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 49 for the three months ended March 31, 2021 and 2020, respectively.

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

	For the Three Months Ended March 31,
	2021	2020
	(dollars in thousands, except per share data)
Net Income	$39,770	$4,727
Per Share Data:
Per Share Data: Basic Earnings per Share	$0.41	$0.05
Diluted Earnings per Share	0.41	0.05
Cash Dividends Declared per Common Share	0.11	0.11
Average Balance:
Total assets	$9,130,454	$8,337,321
Total equity	1,076,555	1,071,318
End of Period Balance:
Net loans (1)	$6,660,735	$6,260,652
Total assets	9,416,989	8,515,105
Total deposits	7,869,256	6,923,088
Total equity	1,087,480	1,057,924
Key Ratios:
Return on average assets	1.77%	0.23%
Return on average equity	14.98%	1.77%
Dividends payout ratio	26.83%	220.00%
Average equity to average assets ratio	11.79%	12.85%
Net interest margin	3.40%	3.65%
Net loans to deposits ratio	84.64%	90.43%
(1) Includes loans held for sale.

Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Net Income
For the three months ended March 31, 2021, First Commonwealth had net income of $39.8 million, or $0.41 diluted earnings per share, compared to net income of $4.7 million, or $0.05 diluted earnings per share, in the three months ended March 31, 2020. The increase in net income was primarily the result of a $4.4 million negative provision for credit losses recognized in the first quarter compared to an expense of $31.0 million in provision for credit losses recognized in the same period in 2020. This was partially offset by a $8.5 million increase in the income tax provision due to higher income before income taxes.
For the three months ended March 31, 2021, the Company’s return on average equity was 14.98% and its return on average assets was 1.77%, compared to 1.77% and 0.23%, respectively, for the three months ended March 31, 2020.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $69.8 million in the first three months of 2021, compared to $68.1 million for the same period in 2020. The increase in net interest income can be attributed to a 51 basis point decrease in the cost of interest-bearing liabilities offset by a 64 basis point decrease in the yield on interest-earning assets. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 71.7% and 77.8% for the three months ended March 31, 2021 and 2020, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The net interest margin on a fully taxable equivalent basis was 3.40% and 3.65% for the three months ended March 31, 2021 and March 31, 2020, respectively. The decline in the net interest margin is primarily attributable to the lower level of interest rates largely offset by the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 3.63% for the three months ended March 31, 2021, a decrease of 64 basis points compared to the 4.27% yield for the same period in 2020. This decrease is largely due to a decrease in the loan portfolio yield, which declined by 53 basis points when compared to the three months ended March 31, 2020. Contributing to this decline was the yield on our adjustable and variable rate commercial loan portfolio, which declined 81 basis points as a result of the Federal Reserve's decrease of short-term interest rates in March 2020. During the first quarter of 2020, the Federal Reserve decreased the Federal Funds target rate by 150 basis points.

The loan yield for three months ended March 31, 2021, was impacted by $489.4 million in average PPP loans outstanding during the period. These loans were originated under the CARES Act and have a stated loan rate of 1% and a yield of 6.58% for the three months ended March 31, 2021. There were no PPP loans outstanding at March 31, 2020. The yield on PPP loans includes the recognition of PPP loan deferred processing fees, net of deferred origination costs, of $7.0 million for the three months ended March 31, 2021. These amounts are recognized in interest income as a yield adjustment over the life of the loan with accelerated recognition when a loan is forgiven or paid off. As of March 31, 2021, we expect to recognize additional PPP related deferred processing fees, net of origination costs, of approximately $13.1 million as an adjustment to yield over the remaining terms of the loans. The balance of PPP loans outstanding at March 31, 2021 totaled $478.5 million. PPP loans increased the yield on total loans by 19 basis points and the net interest margin by 20 basis points during the three months ended March 31, 2021. During the first quarter of 2021, the Company originated $224.8 million in new PPP loans and received forgiveness on $230.6 million of PPP loans originated in prior quarters.

The investment portfolio yield decreased 51 basis points in comparison to the prior year as a result of the decrease in short-term interest rates. Investment portfolio purchases during the three months ended March 31, 2021 have been primarily in obligations of U.S. government agencies, obligations of other government-sponsored enterprises and obligations of states and political subdivisions with durations of approximately four to five years. Additionally, as a result of excess liquidity caused by significant growth in deposits during the past year, the average balance of interest-bearing deposits with banks, primarily represented by deposits placed with the Federal reserve, has increased from $7.3 million in 2020 to $340.8 million in 2021. The impact of the level and rate paid on interest-bearing deposits with banks decreased the yield on earning assets by 15 basis points for the three months ended March 31, 2021.
Decreases in the cost of interest-bearing liabilities partially offset the negative impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities decreased to 0.34% for the three months ended March 31, 2021, from 0.85% for the same period in 2020. Deposit growth due to the retention of PPP loan proceeds and the deposit of Federal stimulus checks combined to contribute to a decline in average short-term borrowings of $82.9 million for the three months ended March 31, 2021 compared to the same period in 2020. Lower market interest rates and management's efforts to reduce deposit costs resulted in the cost of interest-bearing deposits decreasing 51 basis points and short-term borrowings decreasing 106 basis points in comparison to the same period last year.
For the three months ended March 31, 2021, changes in interest rates negatively impacted net interest income by $6.7 million when compared with the same period in 2020. The lower yield on interest-earning assets negatively impacted net interest income by $12.7 million, while the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $6.0 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $8.3 million for the three months ended March 31, 2021, as compared to the same period in 2020. Higher levels of interest-earning assets resulted in an increase of $7.3 million in interest income, and changes in the volume and mix of interest-bearing liabilities decreased interest expense by $1.0 million, primarily due to a decrease in time deposits. Average earning assets for the three months ended March 31, 2021 increased $800.0 million, or 10.7%, compared to the same period in 2020. Average loans for the comparable period increased $525.6 million, or 8.4%.
Net interest income also benefited from a $793.1 million increase in average net free funds at March 31, 2021 as compared to March 31, 2020. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $737.5 million, or 44.0%, in noninterest-bearing demand deposit average balances, primarily due to deposit growth related to PPP loan proceeds. Average time deposits for the three months ended March 31, 2021 decreased by $297.7 million compared to the comparable period in 2020, while the average rate paid on time deposits decreased 90 basis points compared to the same period in 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended March 31:

	2021	2020
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$74,061	$79,329
Adjustment to fully taxable equivalent basis	309	397
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	74,370	79,726
Interest expense	4,619	11,605
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$69,751	$68,121

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended March 31:

	2021			2020
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$340,800	$77	0.09%	$7,327	$37	2.03%
Tax-free investment securities	29,695	208	2.84	51,729	399	3.10
Taxable investment securities	1,159,612	5,507	1.93	1,196,643	7,237	2.43
Loans, net of unearned income (b)(c)(d)	6,781,451	68,578	4.10	6,255,825	72,053	4.63
Total interest-earning assets	8,311,558	74,370	3.63	7,511,524	79,726	4.27
Noninterest-earning assets:
Cash	90,844			100,034
Allowance for credit losses	(106,197)			(52,693)
Other assets	834,249			778,456
Total noninterest-earning assets	818,896			825,797
Total Assets	$9,130,454			$8,337,321
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,445,653	$108	0.03%	$1,358,206	$1,215	0.36%
Savings deposits	3,158,169	971	0.12	2,857,117	3,847	0.54
Time deposits	528,265	973	0.75	825,966	3,387	1.65
Short-term borrowings	119,369	31	0.11	202,314	588	1.17
Long-term debt	233,113	2,536	4.41	234,050	2,568	4.41
Total interest-bearing liabilities	5,484,569	4,619	0.34	5,477,653	11,605	0.85
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	2,413,887			1,676,362
Other liabilities	155,443			111,988
Shareholders’ equity	1,076,555			1,071,318
Total Noninterest-Bearing Funding Sources	3,645,885			2,859,668
Total Liabilities and Shareholders’ Equity	$9,130,454			$8,337,321
Net Interest Income and Net Yield on Interest-Earning Assets		$69,751	3.40%		$68,121	3.65%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended March 31, 2021 and 2020.
(b)Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.
(c)Loan income includes loan fees earned.
(d)     Includes held for sale loans.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended March 31, 2021 compared with March 31, 2020:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$40	$1,683	$(1,643)
Tax-free investment securities	(191)	(170)	(21)
Taxable investment securities	(1,730)	(224)	(1,506)
Loans	(3,475)	6,051	(9,526)
Total interest income (b)	(5,356)	7,340	(12,696)
Interest-bearing liabilities:
Interest-bearing demand deposits	(1,107)	78	(1,185)
Savings deposits	(2,876)	404	(3,280)
Time deposits	(2,414)	(1,221)	(1,193)
Short-term borrowings	(557)	(241)	(316)
Long-term debt	(32)	(10)	(22)
Total interest expense	(6,986)	(990)	(5,996)
Net interest income	$1,630	$8,330	$(6,700)

(a)Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of the allowance for credit losses needed for expected losses inherent in the loan portfolio and on off-balance sheet commitments. The provision for credit losses is an amount added to the allowance, against which credit losses are charged.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the three months ended March 31:

	2021		2020
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$5,093	(399)%	$7,899	26%
Time and demand	4,960	(389)
Commercial credit cards	133	(10)
Real estate construction	(3,945)	309	294	1
Residential real estate	(1,461)	115	4,133	13
Residential first lien	(692)	55
Residential junior lien/home equity	(769)	60
Commercial real estate	(2,774)	217	12,957	42
Multifamily	(1,988)	156
Nonowner occupied	985	(77)
Owner occupied	(1,771)	138
Loans to individuals	1,811	(142)	5,684	18
Automobile	1,254	(98)
Consumer credit cards	205	(16)
Consumer other	352	(28)
Provision for credit losses on loans	$(1,276)	100%	$30,967	100%
Provision for off-balance sheet credit exposure	(3,114)		—
Total provision for credit losses	$(4,390)		$30,967
The provision for credit losses on loans for the three months ended March 31, 2021 decreased in comparison to the three months ended March 31, 2020 by $32.2 million. The level of provision expense in the three months ended March 31, 2021 is primarily the result of an improved economic forecast, which reflects a decline in the impact of the COVID-19 pandemic on the economy and expected loan losses. Also impacting provision for credit losses on loans is a decrease of $1.8 million in reserves on individually analyzed loans and $3.3 million in net charge-offs.
Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans. As previously indicated, an improved economic forecast provided for a lower level of allowance for credit losses and therefore resulted in negative provision expense for the first quarter of 2021. Two loan categories, Commercial, financial, agricultural and other loans as well as Loans to Individuals reflected provision expense in the first quarter of 2021. The provision expense for Commercial, financial, agricultural and other loans was a result of net charge-offs and an increase in qualitative reserves. Provision expense for Loans to Individuals can be attributed to loan growth in that category as well as net charge-offs.
The level of provision expense in the first three months of 2020 was primarily to build up the allowance for loan loss in order to provide for expected credit losses related to the COVID-19 pandemic. Contributing to the higher provision in the first quarter of 2020 was $7.4 million in specific reserves, of which $4.4 million related to loans for three commercial real estate borrowers that were placed on nonperforming status as of March 31, 2020. Net charge-offs during the first quarter of 2020 totaled $3.5 million.
The allowance for credit losses was $96.8 million, or 1.44%, of total loans outstanding at March 31, 2021, compared to $101.3 million, or 1.50%, at December 31, 2020 and $79.1 million, or 1.25%, at March 31, 2020. Nonperforming loans as a percentage of total loans decreased to 0.75% at March 31, 2021 from 0.80% at December 31, 2020 and 0.93% as of March 31, 2020. The allowance to nonperforming loan ratio was 192.06%, 187.43% and 133.71% as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively.

Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at March 31, 2021.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended March 31, 2021 and 2020 and the year-ended December 31, 2020:

	March 31, 2021	March 31, 2020	December 31, 2020
	(dollars in thousands)
Balance, beginning of period	$101,309	$51,637	$51,637
Adoption of accounting standard - ASU 2016-13(1)	—	—	13,393
Loans charged off:
Commercial, financial, agricultural and other	569	486	6,318
Real estate construction	—	—	—
Residential real estate	105	577	1,040
Commercial real estate	1,550	266	4,939
Loans to individuals	1,541	2,619	6,953
Total loans charged off	3,765	3,948	19,250
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	90	81	314
Real estate construction	—	—	26
Residential real estate	37	75	414
Commercial real estate	39	44	312
Loans to individuals	329	219	991
Total recoveries	495	419	2,057
Net charge-offs	3,270	3,529	17,193
Provision for credit losses on loans charged to expense	(1,276)	30,967	53,472
Balance, end of period	$96,763	$79,075	$101,309
Net charge-offs as a percentage of average loans outstanding (annualized)	0.20%	0.23%	0.26%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.44%	1.25%	1.50%
Allowance for credit losses as a percentage of end-of-period loans outstanding, excluding PPP loans	1.55%	1.25%	1.61%
(1) CECL was adopted on December 31, 2020 in accordance with relief provided under the CARES Act.
Noninterest Income
The following table presents the components of noninterest income for the three months ended March 31:

	2021	2020	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,516	$2,111	$405	19%
Service charges on deposit accounts	4,047	4,745	(698)	(15)
Insurance and retail brokerage commissions	2,172	1,995	177	9
Income from bank owned life insurance	1,951	1,616	335	21
Card-related interchange income	6,427	5,262	1,165	22
Swap fee income	146	214	(68)	(32)
Other income	1,924	1,807	117	6
Subtotal	19,183	17,750	1,433	8
Net securities gains	6	19	(13)	(68)
Gain on sale of mortgage loans	5,046	2,546	2,500	98
Gain on sale of other loans and assets	1,690	699	991	142
Derivatives mark to market	1,430	(1,741)	3,171	(182)
Total noninterest income	$27,355	$19,273	$8,082	42%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Total noninterest income, excluding net securities gains, gain on sale of mortgage loans, gain on sale of other loans and assets and derivatives mark to market for the three months ended March 31, 2021 increased $1.4 million, or 8%, compared to the three months ended March 31, 2020. Card-related interchange income increased $1.2 million due to growth in customer accounts and transactions. Service charges on deposit accounts decreased $0.7 million. The lower level of service charge on deposit accounts is a result of customers maintaining higher deposit balances due to federal stimulus funds.
Total noninterest income increased $8.1 million, or 42%, compared to the same period in the prior year. The most significant changes, other than the changes noted above, include a $2.5 million increase in gain on sale of mortgage loans as a result of growth in our mortgage lending area. The mark to market adjustment on interest rate swaps entered into for our commercial customers resulted in an increase of $3.2 million in noninterest income compared to the prior year period. This adjustment does not reflect a realized gain on the swaps, but rather relates to change in fair value due to movements in corporate bond spreads and swap rates. The gain on sale of other loans and assets increased $1.0 million due to a higher volume of loans being sold in the first three months of 2021 compared to the same period in 2020.
Noninterest Expense
The following table presents the components of noninterest expense for the three months ended March 31:

	2021	2020	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$28,671	$29,977	$(1,306)	(4)%
Net occupancy	4,773	4,973	(200)	(4)
Furniture and equipment	3,948	3,778	170	4
Data processing	3,052	2,467	585	24
Advertising and promotion	1,324	1,150	174	15
Contributions	731	472	259	55
Pennsylvania shares tax	832	738	94	13
Intangible amortization	866	934	(68)	(7)
Other professional fees and services	751	898	(147)	(16)
FDIC insurance	696	28	668	2,386
Other operating	5,613	4,230	1,383	33
Subtotal	51,257	49,645	1,612	3
Loss on sale or write-down of assets	9	213	(204)	(96)
COVID-19 related	74	23	51	222
Branch consolidation	40	—	40	—
Litigation and operational losses	479	390	89	23
Total noninterest expense	$51,859	$50,271	$1,588	3%

Noninterest expense increased $1.6 million, or 3%, for the three months ended March 31, 2021 compared to the same period in 2020. Contributing to the increase in expense in 2021 is a $1.4 million increase in Other operating expenses as a result a $2.5 million credit in unfunded commitment expense recognized in 2020, with no similar credit in 2021. As a result of the adoption of CECL, the unfunded commitment expense is now recorded as part of provision for credit losses. FDIC insurance increased $0.7 million in comparison to the prior period as a result of a $0.6 million assessment credit received in 2020 due to the FDIC deposit insurance fund reaching the required minimum reserve ratio. There was no similar credit in 2021. Partially offsetting these increases is a $1.3 million decrease in salaries and employee benefits as a result of a $0.5 million decline in hospitalization expense as well as $0.2 million in salary and benefit costs related to the origination of PPP loans during the first quarter of 2021.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Income Tax
The provision for income taxes increased $8.5 million for the three months ended March 31, 2021, compared to the corresponding period in 2020.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended March 31, 2021 and 2020.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an annual effective tax rate of 19.4% and 17.9% for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, our deferred tax assets totaled $21.1 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first three months of 2021, the maturity and redemption of investment securities provided $235.9 million in liquidity. These funds contributed to the liquidity used to originate loans, purchase investment securities and fund depositor withdrawals.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of March 31, 2021, our maximum borrowing capacity under this program was $0.9 billion and as of that date there was $7.5 million outstanding with an average weighted rate of 0.39% and an average original term of 303 days. These deposits are part of a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At March 31, 2021, the borrowing capacity under this program totaled $861.5 million and there was no balance outstanding. As of March 31, 2021, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.8 billion and as of that date amounts used against this capacity included $56.1 million in outstanding borrowings and no outstanding letters of credit.
We also have available unused federal funds lines with five correspondent banks. These lines have an aggregate commitment of $180.0 million with no outstanding balance as of March 31, 2021. In addition, we have available unused repo lines with three correspondent banks. These lines have an aggregate commitment of $584.8 million with no outstanding balance as of March 31, 2021.
First Commonwealth Financial Corporation has an unsecured $20.0 million line of credit with another financial institution. As of March 31, 2021, there are no amounts outstanding on this line.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$2,616,303	$2,319,958
Interest-bearing demand deposits(a)	267,571	250,353
Savings deposits(a)	4,501,456	4,305,391
Time deposits	483,926	562,964
Total	$7,869,256	$7,438,666
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
During the first three months of 2021, total deposits increased $430.6 million. Interest-bearing demand and savings deposits increased $213.3 million, noninterest-bearing demand deposits increased $296.3 million and time deposits decreased $79.0 million. The deposit increase is a result of elevated customer deposit balances from PPP loan proceeds and the deposit of Federal stimulus checks into our customers' deposit accounts.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.50 and 0.51 at March 31, 2021 and December 31, 2020, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

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

The following is the gap analysis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$570,814	$455,463	$950,072	$1,976,349	$3,736,936	$971,342
Investments	90,621	66,604	132,044	289,269	633,644	482,407
Other interest-earning assets	420,645	—	—	420,645	—	—
Total interest-sensitive assets (ISA)	1,082,080	522,067	1,082,116	2,686,263	4,370,580	1,453,749
Certificates of deposit	142,329	87,277	122,419	352,025	129,795	1,998
Other deposits	4,769,027	—	—	4,769,027	—	—
Borrowings	233,034	105	210	233,349	1,682	103,986
Total interest-sensitive liabilities (ISL)	5,144,390	87,382	122,629	5,354,401	131,477	105,984
Gap	$(4,062,310)	$434,685	$959,487	$(2,668,138)	$4,239,103	$1,347,765
ISA/ISL	0.21	5.97	8.82	0.50	33.24	13.72
Gap/Total assets	43.14%	4.62%	10.19%	28.33%	45.02%	14.31%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	December 31, 2020
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$596,292	$495,759	$942,174	$2,034,225	$3,424,936	$1,270,694
Investments	109,706	82,052	158,357	350,115	495,013	150,976
Other interest-earning assets	256,572	—	—	256,572	—	—
Total interest-sensitive assets (ISA)	962,570	577,811	1,100,531	2,640,912	3,919,949	1,421,670
Certificates of deposit	163,340	120,458	135,285	419,083	141,577	2,153
Other deposits	4,555,744	—	—	4,555,744	—	—
Borrowings	189,645	50,105	209	239,959	1,673	104,166
Total interest-sensitive liabilities (ISL)	4,908,729	170,563	135,494	5,214,786	143,250	106,319
Gap	$(3,946,159)	$407,248	$965,037	$(2,573,874)	$3,776,699	$1,315,351
ISA/ISL	0.20	3.39	8.12	0.51	27.36	13.37
Gap/Total assets	43.52%	4.49%	10.64%	28.38%	41.65%	14.51%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12-month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2021 ($)	$(6,890)	$(3,667)	$2,792	$5,299
March 31, 2021 (%)	(2.50)%	(1.33)%	1.01%	1.92%

December 31, 2020 ($)	$(4,911)	$(2,621)	$3,340	$6,229
December 31, 2020 (%)	(1.79)%	(0.95)%	1.22%	2.27%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2021 ($)	$(20,683)	$(13,336)	$8,557	$16,713
March 31, 2021 (%)	(7.51)%	(4.84)%	3.11%	6.06%

December 31, 2020 ($)	$(13,807)	$(9,175)	$9,921	$18,408
December 31, 2020 (%)	(5.03)%	(3.34)%	3.61%	6.70%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the three months ended March 31, 2021 and 2020, the cost of our interest-bearing liabilities averaged 0.34% and 0.85%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.63% and 4.27%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $4.3 million at March 31, 2021 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first three months of 2021, seven loans totaling $6.6 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans increased $4.1 million from December 31, 2020. Changes during the first three months of 2021 can be attributed to new restructurings in conjunction with bankruptcy, including a $6.3 million commercial relationship, offset by payments received on existing troubled debt restructured loans, including the payoff of $1.7 million of two commercial loan relationship. Please refer to Note 7 “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications typically provide for the deferral of both principal and interest for 90 days. The CARES Act, along with a joint agency statement issued by banking regulators, provides that modifications meeting certain criteria made in response to COVID-19 do not need to be accounted for as a TDR. As of March 31, 2021, loan customers with an aggregate principal balance of $136.6 million were still in a payment deferral period. It is possible that some of these deferrals will be extended in order to provide support for certain COVID-19 impacted customers.

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
Nonperforming loans, including loans held for sale, decreased $3.7 million to $50.4 million at March 31, 2021 compared to $54.1 million at December 31, 2020. During the three months ended March 31, 2021, $7.4 million of loans were moved to nonaccrual including the transfer of one commercial real estate relationships totaling $6.3 million. Offsetting these additions was a sale of a $5.0 million commercial real estate relationship, a $1.0 million payoff of a commercial, financial, agriculture and other relationship, a $0.8 million payoff of a commercial real estate relationship and a $1.4 million charge-off of a commercial real estate relationship.
The allowance for credit losses as a percentage of nonperforming loans was 192.06% as of March 31, 2021, compared to 187.43% at December 31, 2020, and 133.71% at March 31, 2020. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $3.1 million and general reserves of $93.7 million as of March 31, 2021. Specific reserves decreased $1.8 million from December 31, 2020, and $6.7 million from March 31, 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The decrease from both periods is primarily due to the charge-off and payoffs of relationships with specific reserves assigned. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at March 31, 2021.
Criticized loans totaled $272.1 million at March 31, 2021 and represented 4.0% of the loan portfolio. The level of criticized loans decreased as of March 31, 2021 when compared to December 31, 2020, by $30.7 million, or 10.1%. Classified loans totaled $72.0 million at March 31, 2021 compared to $76.2 million at December 31, 2020, a decrease of $4.2 million, or 5%. The decrease in criticized loans is the result of the aforementioned changes in nonperforming loans as well as credit upgrades on borrowers primarily in the hospitality sector. Delinquency on accruing loans for the same period decreased $4.2 million, or 35%, the majority of which are residential real estate and consumer loans.
The allowance for credit losses was $96.8 million at March 31, 2021, or 1.44% of total loans outstanding, compared to 1.50% reported at December 31, 2020, and 1.25% at March 31, 2020. General reserves, or the portion of the allowance related to loans that were not specifically evaluated for impairment, as a percentage of performing loans were 1.40% at March 31, 2021 compared to 1.43% at December 31, 2020 and 1.11% at March 31, 2020. The decrease in the general reserve from December 31, 2020 is reflective of lower unemployment rates utilized to forecast future loan losses at March 31, 2021. The increase in general reserves from March 31, 2020 can be attributed to the adoption of CECL.
The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	March 31,				December 31, 2020
	2021		2020
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$23,056		$46,109		$30,801
Troubled debt restructured loans on nonaccrual basis	20,628		5,522		14,740
Troubled debt restructured loans on accrual basis	6,697		7,509		8,512
Total nonperforming loans	$50,381		$59,140		$54,053
Loans past due 30 to 90 days and still accruing	$6,837		$10,683		$10,638
Loans past due in excess of 90 days and still accruing	$1,079		$1,427		$1,523
Other real estate owned	$916		$2,697		$1,215
Loans held for sale at end of period	$20,604		$25,783		$33,436
Portfolio loans outstanding at end of period	$6,736,894		$6,313,944		$6,761,183
Average loans outstanding	$6,781,451	(a)	$6,255,825	(a)	$6,737,339	(b)
Nonperforming loans as a percentage of total loans	0.75%		0.93%		0.80%
Provision for credit losses	$(1,276)	(a)	$30,967	(a)	$53,472	(b)
Allowance for credit losses	$96,763		$79,075		$101,309
Net charge-offs	$3,270	(a)	$3,529	(a)	$17,193	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.20%		0.23%		0.26%
Provision for credit losses as a percentage of net charge-offs	(39.02)%	(a)	877.50%	(a)	311.01%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	1.44%		1.25%		1.50%
Allowance for credit losses as a percentage of end-of-period loans outstanding, excluding PPP loans (c)	1.55%		1.25%		1.61%
Allowance for credit losses as a percentage of nonperforming loans (d)	192.06%		133.71%		187.43%

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,555,671	23%	$1,555,986	23%
Real estate construction	404,580	6	427,221	6
Residential real estate	1,756,615	26	1,750,592	26
Commercial real estate	2,167,506	32	2,211,569	33
Loans to individuals	852,522	13	815,815	12
Total loans and leases net of unearned income	$6,736,894	100%	$6,761,183	100%
During the three months ended March 31, 2021, loans decreased $24.3 million, or 0.4%, compared to balances outstanding at December 31, 2020.
Real estate construction loans decreased $22.6 million, or 5.3%, primarily due to the completion of both commercial and residential real estate construction. Residential real estate grew $6.0 million, or 0.3%, primarily due to originations of closed-end 1-4 family mortgage loans. Commercial real estate loans decreased $44.1 million, or 2.0%, primarily due to payoffs and less new volume. Loans to individuals increased $36.7 million, or 4.5%, as a result of growth in the indirect auto and recreational vehicle portfolio of $46.3 million offset by a decrease in other consumer loans of $9.4 million.
As indicated in the table below, commercial real estate and residential real estate loans represent a significant portion of the nonperforming loans as of March 31, 2021. See discussions related to the provision for credit losses and loans for more information.

	For the Three Months Ended March 31, 2021			As of March 31, 2021
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$479	14.65%	0.03%	$10,737	21.31%	0.16%
Real estate construction	—	—	—	54	0.11	—
Residential real estate	68	2.08	0.01	10,814	21.46	0.16
Commercial real estate	1,511	46.21	0.09	28,271	56.12	0.42
Loans to individuals	1,212	37.06	0.07	505	1.00	0.01
Total loans, net of unearned income	$3,270	100.00%	0.20%	$50,381	100.00%	0.75%
Net charge-offs for the three months ended March 31, 2021 totaled $3.3 million, compared to $3.5 million for the three months ended March 31, 2020. The most significant charge-offs during the three months ended March 31, 2021 included a $1.4 million charge-off related to a commercial real estate loan relationship, as well as $1.2 million in net charge-offs related to loans to individuals, primarily indirect auto loans and personal credit lines. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At March 31, 2021, shareholders’ equity was $1.1 billion, an increase of $18.9 million from December 31, 2020. The increase was primarily the result of $39.8 million in net income, $2.3 million in treasury stock sales and an increase of $11.0 million in the fair value of available for sale investments. These increases were partially offset by $10.6 million of dividends paid to shareholders and $1.6 million of common stock repurchases. Cash dividends declared per common share were $0.11 for each of the three months ended March 31, 2021 and 2020.
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
As of March 31, 2021, the Company had $478.5 million in PPP loans outstanding under the CARES Act. Because these loans are 100% guaranteed by the SBA, banking regulators confirmed that they have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the Federal Reserve's PPP Facility from average total assets when calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. The PPP loans originated by the Company are included in our leverage ratio as of March 31, 2021, as we did not utilize the PPP Facility.
As of March 31, 2021, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,035,304	15.27%	$711,846	10.50%	$677,948	10.00%
First Commonwealth Bank	990,442	14.64	710,385	10.50	676,557	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$857,066	12.64%	$576,256	8.50%	$542,359	8.00%
First Commonwealth Bank	812,204	12.00	575,073	8.50	541,246	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$857,066	9.72%	$352,539	4.00%	$440,674	5.00%
First Commonwealth Bank	812,204	9.23	351,904	4.00	439,880	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$787,066	11.61%	$474,564	7.00%	$440,666	6.50%
First Commonwealth Bank	812,204	12.00	473,590	7.00	439,762	6.50
On April 27, 2021, First Commonwealth Financial Corporation declared a quarterly dividend of $0.115 per share payable on May 21, 2021 to shareholders of record as of May 7, 2021. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
In January 2021, a share repurchase program was authorized by the Board of Directors for up to an additional $25.0 million in shares of the Company's common stock. As of March 31, 2021, 28,012 common shares were repurchased at an average price of $13.99 per share.

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

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On January 25, 2021, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock. The following table details the amount of shares repurchased under this program in the first quarter of 2021:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
January 31, 2021	—	—	—	2,131,287
February 28, 2021	—	—	—	1,864,280
March 31, 2021	28,012	13.99	28,012	1,712,460

Total	28,012	$13.99	28,012

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $11.73 at January 31, 2021, $13.41 at February 28, 2021 and $14.37 at March 31, 2021.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable

ITEM 5.    OTHER INFORMATION
    None

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	2021 Annual Incentive Plan	Filed herewith

10.2	2021-2023 Long-Term Incentive Plan	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements. Note that XBRL tags are embedded within the document.
Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: May 7, 2021	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: May 7, 2021	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer