Form 10-Q
period 2021-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2021-08-06
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of August 5, 2021, was 95,938,473.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

	June 30, 2021	December 31, 2020
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$89,505	$100,009
Interest-bearing bank deposits	194,948	256,572
Securities available for sale, at fair value	1,090,530	831,223
Securities held to maturity, at amortized cost (Fair value of $555,820 and $369,851 at June 30, 2021 and December 31, 2020, respectively)	554,225	361,844
Other investments	11,527	12,227
Loans held for sale	19,530	33,436
Loans:
Portfolio loans	6,740,535	6,761,183
Allowance for credit losses	(97,038)	(101,309)
Net loans	6,643,497	6,659,874
Premises and equipment, net(1)	118,410	125,517
Other real estate owned	394	1,215
Goodwill	303,328	303,328
Amortizing intangibles, net	12,169	13,492
Bank owned life insurance	226,371	225,952
Other assets	137,968	143,415
Total assets	$9,402,402	$9,068,104
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,617,651	$2,319,958
Interest-bearing	5,267,368	5,118,708
Total deposits	7,885,019	7,438,666
Short-term borrowings	107,372	117,373
Subordinated debentures	170,694	170,612
Other long-term debt	5,918	56,258
Capital lease obligation	6,155	6,385
Total long-term debt	182,767	233,255
Other liabilities	120,825	210,193
Total liabilities	8,295,983	7,999,487
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued at June 30, 2021 and December 31, 2020, and 96,201,628 and 96,130,751 shares outstanding at June 30, 2021 and December 31, 2020, respectively	113,915	113,915
Additional paid-in capital	495,899	494,683
Retained earnings	644,362	596,614
Accumulated other comprehensive income, net	7,115	17,233
Treasury stock (17,713,274 and 17,784,151 shares at June 30, 2021 and December 31, 2020, respectively)	(154,872)	(153,828)
Total shareholders’ equity	1,106,419	1,068,617
Total liabilities and shareholders’ equity	$9,402,402	$9,068,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$65,367	$68,076	$133,680	$139,816
Interest and dividends on investments:
Taxable interest	6,302	6,493	11,666	13,466
Interest exempt from federal income taxes	154	267	318	582
Dividends	138	113	281	377
Interest on bank deposits	90	32	167	69
Total interest income	72,051	74,981	146,112	154,310
Interest Expense
Interest on deposits	1,433	5,686	3,485	14,135
Interest on short-term borrowings	27	47	58	635
Interest on subordinated debentures	2,136	2,142	4,264	4,288
Interest on other long-term debt	194	354	540	709
Interest on lease obligations	62	66	124	133
Total interest expense	3,852	8,295	8,471	19,900
Net Interest Income	68,199	66,686	137,641	134,410
Provision for credit losses	5,413	6,859	1,023	37,826
Net Interest Income after Provision for Credit Losses	62,786	59,827	136,618	96,584
Noninterest Income
Net securities gains	10	8	16	27
Trust income	2,706	2,109	5,222	4,220
Service charges on deposit accounts	4,310	3,286	8,357	8,031
Insurance and retail brokerage commissions	1,978	1,831	4,150	3,826
Income from bank owned life insurance	1,509	1,800	3,460	3,416
Gain on sale of mortgage loans	3,084	4,243	8,130	6,789
Gain on sale of other loans and assets	2,111	581	3,801	1,280
Card-related interchange income	7,406	5,886	13,833	11,148
Derivatives mark to market	(277)	(221)	1,153	(1,962)
Swap fee income	1,252	609	1,398	823
Other income	1,997	1,680	3,921	3,487
Total noninterest income	26,086	21,812	53,441	41,085
Noninterest Expense
Salaries and employee benefits	28,347	28,773	57,018	58,750
Net occupancy	3,881	4,397	8,654	9,370
Furniture and equipment	3,866	3,657	7,814	7,435
Data processing	3,192	2,596	6,244	5,063
Advertising and promotion	1,355	1,535	2,679	2,685
Pennsylvania shares tax	1,258	1,254	2,090	1,992
Intangible amortization	863	919	1,729	1,853
Other professional fees and services	1,091	920	1,842	1,818
FDIC insurance	438	733	1,134	761
Loss on sale or write-down of assets	43	140	52	353
Litigation and operational losses	556	319	1,035	709
COVID-19 related	232	419	306	442
Branch consolidation	(22)	—	18	—
Other operating	6,442	7,094	12,786	11,796
Total noninterest expense	51,542	52,756	103,401	103,027
Income Before Income Taxes	37,330	28,883	86,658	34,642
Income tax provision	7,711	5,032	17,269	6,064
Net Income	$29,619	$23,851	$69,389	$28,578
Average Shares Outstanding	96,012,828	97,932,333	96,019,808	98,027,980
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Average Shares Outstanding Assuming Dilution	96,282,425	98,146,854	96,255,475	98,254,429
Per Share Data: Basic Earnings per Share	$0.31	$0.24	$0.72	$0.29
Diluted Earnings per Share	$0.31	$0.24	$0.72	$0.29
Cash Dividends Declared per Common Share	$0.115	$0.110	$0.225	$0.220

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net Income	$29,619	$23,851	$69,389	$28,578
Other comprehensive (loss) income, before tax benefit (expense):
Unrealized holding (losses) gains on securities arising during the period	1,707	5,822	(14,097)	25,325
Less: reclassification adjustment for gains on securities included in net income	(10)	(8)	(16)	(27)
Unrealized holding gains (losses) on derivatives arising during the period	(537)	(536)	1,305	(5,117)
Total other comprehensive (loss) income, before tax benefit (expense)	1,160	5,278	(12,808)	20,181
Income tax benefit (expense) related to items of other comprehensive (loss) income	(243)	(1,108)	2,690	(4,238)
Total other comprehensive (loss) income	917	4,170	(10,118)	15,943
Comprehensive Income	$30,536	$28,021	$59,271	$44,521

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2020	96,130,751	$113,915	$494,683	$596,614	$17,233	$(153,828)	$1,068,617
Net income				69,389			69,389
Other comprehensive loss					(10,118)		(10,118)
Cash dividends declared ($0.225 per share)				(21,641)			(21,641)
Treasury stock acquired	(196,119)					(2,658)	(2,658)
Treasury stock reissued	173,907		771	—		1,493	2,264
Restricted stock	93,089	—	445	—		121	566
Balance at June 30, 2021	96,201,628	$113,915	$495,899	$644,362	$7,115	$(154,872)	$1,106,419

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2019	98,311,840	$113,915	$493,737	$577,348	$5,579	$(134,914)	$1,055,665
Net income				28,578			28,578
Other comprehensive income					15,943		15,943
Cash dividends declared ($0.22 per share)				(21,614)			(21,614)
Treasury stock acquired	(430,896)					(5,220)	(5,220)
Treasury stock reissued	158,453		458	—		1,358	1,816
Restricted stock	93,300	—	487	—		50	537
Balance at June 30, 2020	98,132,697	$113,915	$494,682	$584,312	$21,522	$(138,726)	$1,075,705

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at March 31, 2021	96,248,476	$113,915	$495,720	$625,806	$6,198	$(154,159)	$1,087,480
Net income				29,619			29,619
Other comprehensive income					917		917
Cash dividends declared ($0.115 per share)				(11,063)			(11,063)
Treasury stock acquired	(72,724)					(1,015)	(1,015)
Treasury stock reissued	15,376		90	—		133	223
Restricted stock	10,500	—	89	—		169	258
Balance at June 30, 2021	96,201,628	$113,915	$495,899	$644,362	$7,115	$(154,872)	$1,106,419

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at March 31, 2020	98,015,396	$113,915	$494,181	$571,256	$17,352	$(138,780)	$1,057,924
Net income				23,851			23,851
Other comprehensive income					4,170		4,170
Cash dividends declared ($0.110 per share)				(10,795)			(10,795)
Treasury stock acquired	—		—			—	—
Treasury stock reissued	24,001		14	—		208	222
Restricted stock	93,300	—	487	—		(154)	333
Balance at June 30, 2020	98,132,697	$113,915	$494,682	$584,312	$21,522	$(138,726)	$1,075,705
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Operating Activities	(dollars in thousands)
Net income	$69,389	$28,578
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,023	37,826
Deferred tax expense (benefit)	2,863	(3,387)
Depreciation and amortization	5,931	5,549
Net gains on securities and other assets	(13,205)	(5,896)
Net amortization of premiums and discounts on securities	2,588	2,993
Income from increase in cash surrender value of bank owned life insurance	(3,132)	(3,149)
Decrease (increase) in interest receivable	3,697	(10,218)
Mortgage loans originated for sale	(210,746)	(155,916)
Proceeds from sale of mortgage loans	231,321	150,821
Decrease in interest payable	(357)	(484)
(Decrease) increase in income taxes payable	(1,870)	9,349
Other-net	(14,178)	(4,875)
Net cash provided by operating activities	73,324	51,191
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	59,170	42,175
Purchases	(312,247)	(200)
Transactions with securities available for sale:
Proceeds from maturities and redemptions	285,216	125,162
Purchases	(560,180)	(127,368)
Purchases of FHLB stock	(2,134)	(20,927)
Proceeds from the redemption of FHLB stock	2,834	25,416
Proceeds from bank owned life insurance	3,097	201
Proceeds from sale of loans	33,824	10,335
Proceeds from sale of other assets	4,979	3,173
Net increase in loans	(17,885)	(752,191)
Purchases of premises and equipment and other assets	(3,909)	(5,363)
Net cash used in investing activities	(507,235)	(699,587)
Financing Activities
Net decrease in other short-term borrowings	(10,001)	(93,369)
Net increase in deposits	446,426	1,104,794
Repayments of other long-term debt	(50,339)	(327)
Repayments of capital lease obligation	(230)	(213)
Dividends paid	(21,641)	(21,614)
Proceeds from reissuance of treasury stock	222	222
Purchase of treasury stock	(2,654)	(5,220)
Net cash provided by financing activities	361,783	984,273
Net (decrease) increase in cash and cash equivalents	(72,128)	335,877
Cash and cash equivalents at January 1	356,581	121,856
Cash and cash equivalents at June 30	$284,453	$457,733

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
The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year of 2021. These interim financial statements should be read in conjunction with First Commonwealth’s 2020 Annual Report on Form 10-K.
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

	For the Six Months Ended June 30,
	2021			2020
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(14,097)	$2,961	$(11,136)	$25,325	$(5,319)	$20,006
Reclassification adjustment for gains on securities included in net income	(16)	3	(13)	(27)	6	(21)
Total unrealized (losses) gains on securities	(14,113)	2,964	(11,149)	25,298	(5,313)	19,985
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	1,305	(274)	1,031	(5,117)	1,075	(4,042)
Reclassification adjustment for losses on derivatives included in net income	—	—	—	—	—	—
Total unrealized gains (losses) on derivatives	1,305	(274)	1,031	(5,117)	1,075	(4,042)
Total other comprehensive (loss) income	$(12,808)	$2,690	$(10,118)	$20,181	$(4,238)	$15,943

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2021			2020
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$1,707	$(358)	$1,349	$5,822	$(1,223)	$4,599
Reclassification adjustment for gains on securities included in net income	(10)	2	(8)	(8)	2	(6)
Total unrealized gains on securities	1,697	(356)	1,341	5,814	(1,221)	4,593
Unrealized losses on derivatives:
Unrealized holding losses on derivatives arising during the period	(537)	113	(424)	(536)	113	(423)
Reclassification adjustment for losses on derivatives included in net income	—	—	—	—	—	—
Total unrealized losses on derivatives	(537)	113	(424)	(536)	113	(423)
Total other comprehensive income	$1,160	$(243)	$917	$5,278	$(1,108)	$4,170

The following table details the change in components of OCI for the six months ended June 30:

	2021				2020
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$20,310	$(182)	$(2,895)	$17,233	$4,580	$365	$634	$5,579
Other comprehensive (loss) income before reclassification adjustment	(11,136)	—	1,031	(10,105)	20,006	—	(4,042)	15,964
Amounts reclassified from accumulated other comprehensive (loss) income	(13)	—	—	(13)	(21)	—	—	(21)
Net other comprehensive (loss) income during the period	(11,149)	—	1,031	(10,118)	19,985	—	(4,042)	15,943
Balance at June 30	$9,161	$(182)	$(1,864)	$7,115	$24,565	$365	$(3,408)	$21,522

The following table details the change in components of OCI for the three months ended June 30:

	2021				2020
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at March 31	$7,820	$(182)	$(1,440)	$6,198	$19,972	$365	$(2,985)	$17,352
Other comprehensive income before reclassification adjustment	1,349	—	(424)	925	4,599	—	(423)	4,176
Amounts reclassified from accumulated other comprehensive (loss) income	(8)	—	—	(8)	(6)	—	—	(6)
Net other comprehensive income during the period	1,341	—	(424)	917	4,593	—	(423)	4,170
Balance at June 30	$9,161	$(182)	$(1,864)	$7,115	$24,565	$365	$(3,408)	$21,522

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the six months ended June 30:

	2021	2020
	(dollars in thousands)
Cash paid during the period for:
Interest	$8,800	$20,493
Income taxes	16,209	130
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	1,649	2,368
Loans transferred from held to maturity to held for sale	30,704	13,442
Loans transferred from available for sale to held to maturity	—	1,908
Gross (decrease) increase in market value adjustment to securities available for sale	(14,113)	25,298
Gross increase (decrease) in market value adjustment to derivatives	1,305	(5,117)
Investments committed to purchase, not settled	—	21,853
Noncash treasury stock reissuance	2,042	1,594
Unsettled treasury stock repurchases	4	—
Proceeds from death benefit on bank owned life insurance not received	(384)	557
Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average common shares issued	113,914,902	113,914,902	113,914,902	113,914,902
Average treasury stock shares	(17,695,829)	(15,788,359)	(17,707,057)	(15,730,604)
Average deferred compensation shares	(55,582)	(41,426)	(55,563)	(39,939)
Average unearned nonvested shares	(150,663)	(152,784)	(132,474)	(116,379)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	96,012,828	97,932,333	96,019,808	98,027,980
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	213,982	173,095	180,052	185,023
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	55,615	41,426	55,615	41,426
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	96,282,425	98,146,854	96,255,475	98,254,429
Basic Earnings per Share	$0.31	$0.24	$0.72	$0.29
Diluted Earnings per Share	$0.31	$0.24	$0.72	$0.29
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the six months ended June 30 because to do so would have been antidilutive.

	2021			2020
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	66,092	$13.72	$14.58	122,066	$13.72	$15.44
Restricted Stock Units	26,343	$16.41	$16.41	91,240	$12.43	$15.37

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
The following table identifies the notional amount of those instruments at:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,195,786	$2,097,628
Financial standby letters of credit	18,514	15,988
Performance standby letters of credit	16,545	16,864
Commercial letters of credit	965	783

The notional amounts outstanding as of June 30, 2021 include amounts issued in 2021 of $0.5 million in performance standby letters of credit and $0.1 million in financial standby letters of credit. There were no commercial letters of credit issued in 2021. A liability of $0.1 million has been recorded as of both June 30, 2021 and December 31, 2020, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $5.5 million and $7.4 million as of June 30, 2021 and December 31, 2020, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans as well as estimated utilization for each loan category.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2021, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
First Commonwealth Bank was named a defendant in a putative class action that commenced on October 14, 2020 in the Court of Common Pleas of Allegheny County, Pennsylvania. The claims related to certain notices and other practices in connection with the repossession of motor vehicles. On May 4, 2021, the Court granted the Bank’s preliminary objections and dismissed the plaintiffs’ complaint with prejudice. The plaintiffs have filed a notice of appeal of the Court’s order dismissing the complaint.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	June 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$5,772	$555	$—	$6,327	$6,492	$738	$—	$7,230
Mortgage-Backed Securities – Commercial	326,712	4,296	(540)	330,468	182,823	8,357	—	191,180
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	712,715	10,398	(4,486)	718,627	481,109	14,924	—	496,033
Other Government-Sponsored Enterprises	1,000	—	(10)	990	100,996	2	—	100,998
Obligations of States and Political Subdivisions	9,609	131	(59)	9,681	11,154	243	—	11,397
Corporate Securities	23,126	1,350	(39)	24,437	22,941	1,444	—	24,385
Total Securities Available for Sale	$1,078,934	$16,730	$(5,134)	$1,090,530	$805,515	$25,708	$—	$831,223

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2021, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$5,000	$5,058
Due after 1 but within 5 years	12,871	13,610
Due after 5 but within 10 years	15,864	16,440
Due after 10 years	—	—
	33,735	35,108
Mortgage-Backed Securities (a)	1,045,199	1,055,422
Total Debt Securities	$1,078,934	$1,090,530

(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $332.5 million and a fair value of $336.8 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $712.7 million and a fair value of $718.6 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales and maturities related to securities held to maturity and securities available for sale were as follows for the six months ended June 30:

	2021	2020
	(dollars in thousands)
Proceeds from sales	$—	$—
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	—	—
	—	—
Maturities
Gross gains	16	27
Gross losses	—	—
	16	27
Net gains and impairment	$16	$27
Securities available for sale with an estimated fair value of $838.4 million and $792.1 million were pledged as of June 30, 2021 and December 31, 2020, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	June 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,652	$128	$—	$2,780	$2,766	$138	$—	$2,904
Mortgage-Backed Securities- Commercial	102,982	818	(728)	103,072	36,799	1,441	—	38,240
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	384,392	3,712	(2,645)	385,459	277,351	5,389	(10)	282,730
Mortgage-Backed Securities – Commercial	8,527	275	—	8,802	9,737	344	—	10,081
Other Government-Sponsored Enterprises	21,747	—	(452)	21,295	—	—	—	—
Obligations of States and Political Subdivisions	32,925	566	(79)	33,412	34,391	705	—	35,096
Debt Securities Issued by Foreign Governments	1,000	—	—	1,000	800	—	—	800
Total Securities Held to Maturity	$554,225	$5,499	$(3,904)	$555,820	$361,844	$8,017	$(10)	$369,851
The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$3,465	$3,481
Due after 1 but within 5 years	4,772	4,826
Due after 5 but within 10 years	43,634	43,558
Due after 10 years	3,801	3,842
	55,672	55,707
Mortgage-Backed Securities (a)	498,553	500,113
Total Debt Securities	$554,225	$555,820
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $105.6 million and a fair value of $105.9 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $392.9 million and a fair value of $394.3 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $348.8 million and $228.1 million were pledged as of June 30, 2021 and December 31, 2020, respectively, to secure public deposits and for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2021 and December 31, 2020, our FHLB stock totaled $9.9 million and $10.6 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and six months ended June 30, 2021.
As of both June 30, 2021 and December 31, 2020, "Other investments" also includes $1.7 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the three-months ended June 30, 2021 and 2020, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
Impairment of Investment Securities
We review our investment portfolio on a quarterly basis for indications of impairment. For available for sale securities, the review includes analyzing the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether we are more likely than not to sell the security. We evaluate whether we are more likely than not to sell debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy, tax position and interest rate risk position. Held-to-maturity securities are evaluated for impairment on a quarterly basis using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist an allowance for credit loss is recorded and included in earnings as a component of credit loss expense.
First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.
The following table presents the gross unrealized losses and estimated fair values at June 30, 2021 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Commercial	$191,215	$(1,268)	$—	$—	$191,215	$(1,268)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	520,020	(7,131)	—	—	520,020	(7,131)
Other Government-Sponsored Enterprises	22,285	(462)	—	—	22,285	(462)
Obligations of States and Political Subdivisions	7,237	(138)	—	—	7,237	(138)
Corporate Securities	5,136	(39)	—	—	5,136	(39)
Total Securities	$745,893	$(9,038)	$—	$—	$745,893	$(9,038)

At June 30, 2021, fixed income securities issued by the U.S. Government and U.S. Government-sponsored enterprises comprised 98% of total unrealized losses due to changes in market interest rates. At June 30, 2021, there are 44 debt securities in an unrealized loss position.

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
As of June 30, 2021, our corporate securities had an amortized cost and an estimated fair value of $23.1 million and $24.4 million, respectively. As of December 31, 2020, our corporate securities had an amortized cost and estimated fair value of $22.9 million and $24.4 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There was one corporate security in an unrealized loss position as of June 30, 2021 and none as of December 31, 2020. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the six months ended June 30, 2021 and 2020.
Note 7 Loans and Allowance for Credit Losses
Loans are presented in the Consolidated Statements of Financial Condition net of deferred fees and costs, and discounts related to purchased loans. Net deferred fees were $7.1 million and $6.0 million as of June 30, 2021 and December 31, 2020, respectively, and discounts on purchased loans were $6.5 million and $7.0 million at March 31, 2021 and December 31, 2020, respectively. The following table provides outstanding balances related to each of our loan types:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,374,177	$1,555,986
Time and demand	1,360,065	1,541,382
Commercial credit cards	14,112	14,604
Real estate construction	414,816	427,221
Residential real estate	1,828,783	1,750,592
Residential first lien	1,218,300	1,144,323
Residential junior lien/home equity	610,483	606,269
Commercial real estate	2,205,758	2,211,569
Multifamily	385,905	371,239
Nonowner occupied	1,429,192	1,421,151
Owner occupied	390,661	419,179
Loans to individuals	917,001	815,815
Automobile	829,150	712,800
Consumer credit cards	10,834	12,360
Consumer other	77,017	90,655
Total loans	$6,740,535	$6,761,183
In the table above, Commercial, financial, agricultural and other loans at June 30, 2021 and December 31, 2020 includes $292.4 million and $478.9 million, respectively, in Paycheck Protection Program ("PPP") loans for small businesses who meet the necessary eligibility requirements. PPP loans are 100% guaranteed by the Small Business Administration ("SBA") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the PPP requirements. Because PPP loans are fully

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

guaranteed by the SBA, there is no allowance for credit losses recognized for these loans. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liability to the Company associated with participation in the program.
On March 27, 2020, the CARES Act was signed into law, providing banking organizations with optional, temporary relief from complying with CECL. The Company elected to defer its adoption of CECL until the fourth quarter 2020. At the end of the deferral period, CECL was adopted effective January 1, 2020. The allowance for credit losses for the interim period ending June 30, 2020, was calculated in accordance with previously applicable GAAP.
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
Consumer Credit Cards – Consists of unsecured consumer credit cards. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of consumer sentiment and economic conditions measured by GDP.
Other Consumer - Consists of lines of credit, student loans and other consumer loans, not secured by real estate or autos. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of consumer sentiment and the level of household debt.
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at June 30, 2021 was 5.76% and during the one-year forecast period it was projected to average 5.37%, with a peak of 5.76%.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	June 30, 2021
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,329,974	$28,567	$15,636	$—	$—	$44,203	$1,374,177
Time and demand	1,315,862	28,567	15,636	—	—	44,203	1,360,065
Commercial credit cards	14,112	—	—	—	—	—	14,112
Real estate construction	413,059	1,703	54	—	—	1,757	414,816
Residential real estate	1,820,506	1,531	6,746	—	—	8,277	1,828,783
Residential first lien	1,213,599	1,457	3,244	—	—	4,701	1,218,300
Residential junior lien/home equity	606,907	74	3,502	—	—	3,576	610,483
Commercial real estate	2,009,839	162,669	33,250	—	—	195,919	2,205,758
Multifamily	370,681	14,703	521	—	—	15,224	385,905
Nonowner occupied	1,263,952	138,440	26,800	—	—	165,240	1,429,192
Owner occupied	375,206	9,526	5,929	—	—	15,455	390,661
Loans to individuals	916,730	—	271	—	—	271	917,001
Automobile	828,936	—	214	—	—	214	829,150
Consumer credit cards	10,834	—	—	—	—	—	10,834
Consumer other	76,960	—	57	—	—	57	77,017
Total loans	$6,490,108	$194,470	$55,957	$—	$—	$250,427	$6,740,535

	December 31, 2020
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,491,916	$48,233	$15,837	$—	$—	$64,070	$1,555,986
Time and demand	1,477,312	48,233	15,837	—	—	64,070	1,541,382
Commercial credit cards	14,604	—	—	—	—	—	14,604
Real estate construction	426,663	504	54	—	—	558	427,221
Residential real estate	1,740,992	1,902	7,698	—	—	9,600	1,750,592
Residential first lien	1,138,409	1,780	4,134	—	—	5,914	1,144,323
Residential junior lien/home equity	602,583	122	3,564	—	—	3,686	606,269
Commercial real estate	1,983,258	175,995	52,316	—	—	228,311	2,211,569
Multifamily	369,883	131	1,225	—	—	1,356	371,239
Nonowner occupied	1,216,252	161,336	43,563	—	—	204,899	1,421,151
Owner occupied	397,123	14,528	7,528	—	—	22,056	419,179
Loans to individuals	815,541	—	274	—	—	274	815,815
Automobile	712,539	—	261	—	—	261	712,800
Consumer credit cards	12,360	—	—	—	—	—	12,360
Consumer other	90,642	—	13	—	—	13	90,655
Total loans	$6,458,370	$226,634	$76,179	$—	$—	$302,813	$6,761,183

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year:

	June 30, 2021
	Term Loans						Revolving Loans
	2021	2020	2019	2018	2017	Prior		Total
	(dollars in thousands)
Time and demand	$335,532	$188,651	$160,849	$109,102	$59,017	$133,929	$372,985	$1,360,065
Pass	335,532	188,552	149,819	108,430	52,920	118,387	362,222	1,315,862
OAEM	—	89	10,943	135	2,147	7,373	7,880	28,567
Substandard	—	10	87	537	3,950	8,169	2,883	15,636
Commercial credit cards	—	—	—	—	—	—	14,112	14,112
Pass	—	—	—	—	—	—	14,112	14,112
Real estate construction	42,696	172,170	137,732	49,029	10,255	1,799	1,135	414,816
Pass	42,694	170,912	137,732	49,029	10,255	1,548	889	413,059
OAEM	2	1,258	—	—	—	197	246	1,703
Substandard	—	—	—	—	—	54	—	54
Residential first lien	195,705	354,035	150,421	108,962	89,214	317,986	1,977	1,218,300
Pass	195,694	354,013	150,391	108,596	89,073	313,932	1,900	1,213,599
OAEM	—	—	—	75	—	1,305	77	1,457
Substandard	11	22	30	291	141	2,749	—	3,244
Residential junior lien/home equity	25,133	2,458	4,511	3,680	1,442	6,836	566,423	610,483
Pass	25,133	2,458	4,430	3,680	1,442	6,676	563,088	606,907
OAEM	—	—	—	—	—	64	10	74
Substandard	—	—	81	—	—	96	3,325	3,502
Multifamily	56,127	75,824	16,654	55,568	72,187	108,109	1,436	385,905
Pass	56,127	75,824	16,654	55,568	58,027	107,045	1,436	370,681
OAEM	—	—	—	—	14,160	543	—	14,703
Substandard	—	—	—	—	—	521	—	521
Nonowner occupied	62,682	106,872	201,303	165,753	208,921	679,702	3,959	1,429,192
Pass	62,682	106,872	201,303	155,781	181,049	552,582	3,683	1,263,952
OAEM	—	—	—	9,972	20,955	107,392	121	138,440
Substandard	—	—	—	—	6,917	19,728	155	26,800
Owner occupied	42,351	56,499	61,763	39,319	34,847	150,834	5,048	390,661
Pass	42,351	54,856	60,212	37,655	33,528	141,773	4,831	375,206
OAEM	—	1,430	658	877	1,295	5,233	33	9,526
Substandard	—	213	893	787	24	3,828	184	5,929
Automobile	261,079	302,782	159,487	69,074	28,644	8,084	—	829,150
Pass	261,079	302,782	159,399	69,058	28,616	8,002	—	828,936
Substandard	—	—	88	16	28	82	—	214
Consumer credit cards	—	—	—	—	—	—	10,834	10,834
Pass	—	—	—	—	—	—	10,834	10,834
Consumer other	2,414	6,060	11,100	7,362	1,171	6,131	42,779	77,017
Pass	2,414	6,060	11,100	7,362	1,171	6,086	42,767	76,960
Substandard	—	—	—	—	—	45	12	57
Total	$1,023,719	$1,265,351	$903,820	$607,849	$505,698	$1,413,410	$1,020,688	$6,740,535

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
Total net charge-offs for the six months ended June 30, 2021 and 2020 were $7.2 million and $8.0 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of June 30, 2021 and December 31, 2020. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	June 30, 2021
	30 - 59 days past due		60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$166		$48	$8	$12,349	$12,571	$1,361,606	$1,374,177
Time and demand	116		6	—	12,349	12,471	1,347,594	1,360,065
Commercial credit cards	50	1	42	8	—	100	14,012	14,112
Real estate construction	—		—	—	54	54	414,762	414,816
Residential real estate	3,064		578	434	6,102	10,178	1,818,605	1,828,783
Residential first lien	2,116		381	367	2,817	5,681	1,212,619	1,218,300
Residential junior lien/home equity	948		197	67	3,285	4,497	605,986	610,483
Commercial real estate	91		149	—	27,424	27,664	2,178,094	2,205,758
Multifamily	—		—	—	445	445	385,460	385,905
Nonowner occupied	—		101	—	24,726	24,827	1,404,365	1,429,192
Owner occupied	91		48	—	2,253	2,392	388,269	390,661
Loans to individuals	1,350		449	461	271	2,531	914,470	917,001
Automobile	945	1	322	66	214	1,547	827,603	829,150
Consumer credit cards	38		23	120	—	181	10,653	10,834
Consumer other	367		104	275	57	803	76,214	77,017
Total loans	$4,671		$1,224	$903	$46,200	$52,998	$6,687,537	$6,740,535

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
At June 30, 2021, there were no nonperforming loans held for sale. At December 31, 2020, there was one nonperforming loan totaling $13 thousand classified as held for sale. During the six months ended June 30, 2021, a $5.0 million nonperforming

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

relationship was transferred to held for sale and sold, resulting in a $0.4 million gain. During the six months ended June 30, 2020, there were no gains recognized on the sale of nonperforming loans.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of June 30, 2021 and December 31, 2020. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	June 30, 2021			December 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$5,598	$14,230		$2,025	$2,725
Time and demand	5,598	14,230		2,025	2,725
Real estate construction	54	53		54	53
Residential real estate	10,029	12,207		10,939	13,258
Residential first lien	5,364	6,746		6,062	7,575
Residential junior lien/home equity	4,665	5,461		4,877	5,683
Commercial real estate	13,575	14,388		20,650	23,641
Multifamily	—	—		1	82
Nonowner occupied	11,134	11,621		16,786	19,459
Owner occupied	2,441	2,767		3,863	4,100
Loans to individuals	476	513		418	447
Automobile	419	452		405	430
Consumer other	57	61		13	17
Subtotal	29,732	41,391		34,086	40,124
With an allowance recorded:
Commercial, financial, agricultural and other	8,737	8,889	2,358	4,210	9,377	1,268
Time and demand	8,737	8,889	2,358	4,210	9,377	1,268
Real estate construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Residential first lien	—	—	—	—	—	—
Residential junior lien/home equity	—	—	—	—	—	—
Commercial real estate	14,324	15,850	588	15,757	15,830	3,638
Multifamily	445	463	113	459	470	116
Nonowner occupied	13,614	15,122	475	15,060	15,122	3,508
Owner occupied	265	265	—	238	238	14
Loans to individuals	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Subtotal	23,061	24,739	2,946	19,967	25,207	4,906
Total	$52,793	$66,130	$2,946	$54,053	$65,331	$4,906

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30,
	2021		2020
	Total Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$3,966	$43	$6,894	$34	$74	$—
Time and demand	3,966	43
Real estate construction	54	—	—	—	—	—
Residential real estate	10,726	221	10,182	159	1,922	17
Residential first lien	5,822	176
Residential junior lien/home equity	4,904	45
Commercial real estate	15,879	30	14,367	67	238	—
Multifamily	—	—
Nonowner occupied	13,079	10
Owner occupied	2,800	20
Loans to individuals	477	6	457	6	11	—
Automobile	426	6
Consumer other	51	—
Subtotal	31,102	300	31,900	266	2,245	17
With an allowance recorded:
Commercial, financial, agricultural and other	6,813	36	1,881	1	—	—
Time and demand	6,813	36
Real estate construction	—	—	—	—	51	—
Residential real estate	—	—	290	—	—	—
Residential first lien	—	—
Residential junior lien/home equity	—	—
Commercial real estate	14,730	—	11,509	4	1,222	—
Multifamily	457	—
Nonowner occupied	14,096	—
Owner occupied	177	—
Loans to individuals	—	—	—	—	—	—
Automobile	—	—
Consumer other	—	—
Subtotal	21,543	36	13,680	5	1,273	—
Total	$52,645	$336	$45,580	$271	$3,518	$17

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2021			2020
	Total Loans			Originated Loans		Acquired Loans
	Average recorded investment		Interest income recognized	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$5,591		$31	$6,758	$12	$74	$—
Time and demand	5,591		31
Real estate construction	54		—	—	—	—	—
Residential real estate	10,560	1	159	9,836	80	1,753	15
Residential first lien	5,661		132
Residential junior lien/home equity	4,899		27
Commercial real estate	13,689		7	17,411	48	246	—
Multifamily	—		—
Nonowner occupied	11,227		2
Owner occupied	2,462		5
Loans to individuals	475		4	468	4	11	—
Automobile	415		4
Consumer other	60		—
Subtotal	30,369		201	34,473	144	2,084	15
With an allowance recorded:
Commercial, financial, agricultural and other	8,791	1	19	2,028	—	—	—
Time and demand	8,791		19
Real estate construction	—		—	—	—	103	—
Residential real estate	—	1	—	254	—	—	—
Residential first lien	—		—
Residential junior lien/home equity	—		—
Commercial real estate	14,329		—	17,142	—	1,828	—
Multifamily	450		—
Nonowner occupied	13,614		—
Owner occupied	265		—
Loans to individuals	—		—	—	—	—	—
Automobile	—		—
Consumer other	—		—
Subtotal	23,120		19	19,424	—	1,931	—
Total	$53,489		$220	$53,897	$144	$4,015	$15
Unfunded commitments related to nonperforming loans were $0.2 million at both June 30, 2021 and December 31, 2020. After consideration of the requirements to draw and available collateral related to these commitments, it was determined that no reserve was required at June 30, 2021. At December 31, 2020, a reserve of $26 thousand was established for these off balance sheet exposures.
Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as result of the financial difficulties experienced by the borrower, who could not obtain comparable terms from alternative financing sources. Troubled debt restructured loans are considered to be nonperforming loans.
In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications typically provide for the deferral of both principal and interest for 90 days. The CARES Act,

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

along with a joint agency statement issued by banking regulators, provides that short-term modifications, meeting certain criteria and in response to COVID-19, do not need to be accounted for as a troubled debt restructured loans. Additionally, short-term loan modifications that are not accounted for as a troubled debt restructured loan, in accordance with the CARES Act, would remain classified as current during the deferral period and therefore are not reflected in the past due loan tables provided on the prior page. As of June 30, 2021, loans with an aggregate principal balance of $59.5 million were in a forbearance period granted under the CARES Act.
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$6,593	$8,512
Nonaccrual status	23,981	14,740
Total	$30,574	$23,252
Commitments
Letters of credit	$60	$60
Unused lines of credit	12	11
Total	$72	$71

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Six Months Ended June 30, 2021
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	3	$6,373	$—	$6,596	$12,969	$10,167	$1,091
Time and demand	3	6,373	—	6,596	12,969	10,167	1,091
Residential real estate	7	—	105	186	291	287	—
Residential first lien	6	—	105	172	277	274	—
Residential junior lien/home equity	1	—	—	14	14	13	—
Loans to individuals	4	—	93	—	93	85	—
Automobile	4	—	93	—	93	85	—
Total	14	$6,373	$198	$6,782	$13,353	$10,539	$1,091

	For the Six Months Ended June 30, 2020
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Residential real estate	4	—	—	264	264	256	—
Commercial real estate	2	—	—	12	12	9	—
Loans to individuals	10	—	71	124	195	186	—
Total	16	$—	$71	$400	$471	$451	$—
The troubled debt restructurings included in the above tables are also included in the nonperforming loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the six months ended June 30, 2021 and 2020, $198 thousand and $71 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2021 and 2020, the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three Months Ended June 30, 2021
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$—	$6,596	$6,596	$3,916	$—
Time and demand	1	—	—	6,596	6,596	3,916	—
Residential real estate	4	—	—	172	172	169	—
Residential first lien	4	—	—	172	172	169	—
Loans to individuals	2	—	29	—	29	29	—
Automobile	2	—	29	—	29	29	—
Total	7	$—	$29	$6,768	$6,797	$4,114	$—

	For the Three Months Ended June 30, 2020
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Residential real estate	2	$—	$—	$146	$146	$142	$—
Loans to individuals	3	—	53	1	54	55	—
Total	5	$—	$53	$147	$200	$197	$—

The troubled debt restructurings included in the above tables are also included in the nonperforming loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the six months ended June 30, 2021 and 2020, $29 thousand and $53 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2021 and 2020 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the six months ended June 30:

	2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	—	$—	1	$50
Total	—	$—	1	$50
The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the three months ended June 30:

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	—	$—	1	$50
Total	—	$—	1	$50
The following tables provide detail related to the allowance for credit losses:

	For the Six Months Ended June 30, 2021
	Beginning balance		Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$17,187		$(4,456)	$193	$8,542	$21,466
Time and demand	16,838		(4,338)	188	8,410	21,098
Commercial credit cards	349		(118)	5	132	368
Real estate construction	7,966		—	135	(3,816)	4,285
Residential real estate	14,358	—	(119)	211	(1,517)	12,933
Residential first lien	7,919		(36)	182	(671)	7,394
Residential junior lien/home equity	6,439		(83)	29	(846)	5,539
Commercial real estate	41,953		(1,557)	40	(4,641)	35,795
Multifamily	6,240		(1)	—	(1,860)	4,379
Nonowner occupied	28,414		(1,556)	40	13	26,911
Owner occupied	7,299	—	—	—	(2,794)	4,505
Loans to individuals	19,845		(2,472)	828	4,358	22,559
Automobile	16,133		(1,068)	575	3,658	19,298
Consumer credit cards	635		(247)	42	98	528
Consumer other	3,077		(1,157)	211	602	2,733
Total loans	$101,309		$(8,604)	$1,407	$2,926	$97,038
a) The provision expense(credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2021
				Loans
	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses
	(dollars in thousands)
Commercial, financial, agricultural and other	$21,466	$2,358	$19,108	$1,374,177	$13,688	$1,360,489
Time and demand	21,098	2,358	18,740	1,360,065	13,688	1,346,377
Commercial credit cards	368	—	368	14,112	—	14,112
Real estate construction	4,285	—	4,285	414,816	—	414,816
Residential real estate	12,933	—	12,933	1,828,783	541	1,828,242
Residential first lien	7,394	—	7,394	1,218,300	—	1,218,300
Residential junior lien/home equity	5,539	—	5,539	610,483	541	609,942
Commercial real estate	35,795	588	35,207	2,205,758	27,099	2,178,659
Multifamily	4,379	113	4,266	385,905	445	385,460
Nonowner occupied	26,911	475	26,436	1,429,192	24,624	1,404,568
Owner occupied	4,505	—	4,505	390,661	2,030	388,631
Loans to individuals	22,559	—	22,559	917,001	—	917,001
Automobile	19,298	—	19,298	829,150	—	829,150
Consumer credit cards	528	—	528	10,834	—	10,834
Consumer other	2,733	—	2,733	77,017	—	77,017
Total loans	$97,038	$2,946	$94,092	$6,740,535	$41,328	$6,699,207

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2021
	Beginning balance		Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$21,801		$(3,887)	$103	$3,449	$21,466
Time and demand	21,427		(3,878)	99	3,450	21,098
Commercial credit cards	374		(9)	4	(1)	368
Real estate construction	4,021		—	135	129	4,285
Residential real estate	12,829	—	(14)	174	(56)	12,933
Residential first lien	7,227		(13)	159	21	7,394
Residential junior lien/home equity	5,602		(1)	15	(77)	5,539
Commercial real estate	37,668		(7)	1	(1,867)	35,795
Multifamily	4,251		—	—	128	4,379
Nonowner occupied	27,889		(7)	1	(972)	26,911
Owner occupied	5,528	—	—	—	(1,023)	4,505
Loans to individuals	20,444		(931)	499	2,547	22,559
Automobile	16,888		(388)	394	2,404	19,298
Consumer credit cards	689		(79)	25	(107)	528
Consumer other	2,867		(464)	80	250	2,733
Total loans	$96,763		$(4,839)	$912	$4,202	$97,038
a) The provision expense(credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

	For the Three Months Ended June 30, 2020
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$27,378	$2,852	$7,724	$31,265	$8,268	$77,487
Charge-offs	(1,285)	—	(7)	(2,150)	(1,326)	(4,768)
Recoveries	49	26	59	—	264	398
Provision (credit)	(1,330)	189	1,463	4,015	2,128	6,465
Ending balance	24,812	3,067	9,239	33,130	9,334	79,582
Acquired loans:
Beginning balance	350	—	—	1,238	—	1,588
Charge-offs	—	—	(66)	(1)	(71)	(138)
Recoveries	2	—	12	—	1	15
Provision (credit)	(20)	171	54	119	70	394
Ending balance	332	171	—	1,356	—	1,859
Total ending balance	$25,144	$3,238	$9,239	$34,486	$9,334	$81,441

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the unaudited Consolidated Statements of Condition classification of the Company’s right of use ("ROU") assets and lease liabilities, lease costs and other lease information.

			June 30, 2021	December 31, 2020
Balance sheet:
Operating lease asset classified as premises and equipment			$39,636	$42,617
Operating lease liability classified as other liabilities			43,854	46,819
	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,200	$1,368	$2,401	$2,736

Weighted average lease term, in years			14.69	14.96
Weighted average discount rate			3.41%	3.41%
Operating cash flows			$1,193	$1,325
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2021 were as follows (dollars in thousands):

For the twelve months ended:
June 30, 2022	$4,595
June 30, 2023	4,406
June 30, 2024	4,240
June 30, 2025	4,144
June 30, 2026	3,702
Thereafter	35,772
Total future minimum lease payments	56,859
Less remaining imputed interest	13,005
Operating lease liability	$43,854

Note 9 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at June 30, 2021 and December 31, 2020, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
June 30, 2021
Other Investments	$1,670		CarryingValue	N/A	N/A
Nonperforming Loans	712	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$2.00 - $2.00 (b)
				Oil per BBL/d	$50.00 - $50.00 (b)
	5,160	(a)	Discounted Cash Flow	Discount Rate	6.50%
Limited Partnership Investments	7,448		Par Value	N/A	N/A
December 31, 2020
Other Investments	$1,670		CarryingValue	N/A	N/A
Nonperforming Loans	798	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$1.46 - $1.48 (b)
				Oil per BBL/d	$36 - $36 (b)
Limited Partnership Investments	6,619		Par Value	N/A	N/A

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
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$6,327	$—	$6,327
Mortgage-Backed Securities - Commercial	—	330,468	—	330,468
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	718,627	—	718,627
Other Government-Sponsored Enterprises	—	990	—	990
Obligations of States and Political Subdivisions	—	9,681	—	9,681
Corporate Securities	—	24,437	—	24,437
Total Securities Available for Sale	—	1,090,530	—	1,090,530
Other Investments	—	9,857	1,670	11,527
Loans Held for Sale	—	19,530	—	19,530
Other Assets(a)	—	39,252	7,448	46,700
Total Assets	$—	$1,159,169	$9,118	$1,168,287
Other Liabilities(a)	$—	$43,313	$—	$43,313
Total Liabilities	$—	$43,313	$—	$43,313
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$7,230	$—	$7,230
Mortgage-Backed Securities - Commercial	—	191,180	—	191,180
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	496,033	—	496,033
Other Government-Sponsored Enterprises	—	100,998	—	100,998
Obligations of States and Political Subdivisions	—	11,397	—	11,397
Corporate Securities	—	24,385	—	24,385
Total Securities Available for Sale	—	831,223	—	831,223
Other Investments	—	10,557	1,670	12,227
Loans Held for Sale	—	33,436	—	33,436
Premises and Equipment, net	—	442	—	442
Other Assets(a)	—	54,362	6,619	60,981
Total Assets	$—	$930,020	$8,289	$938,309
Other Liabilities(a)	$—	$61,308	$—	$61,308
Total Liabilities	$—	$61,308	$—	$61,308
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments
For the six months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2021
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,670	$6,620	$8,290
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	919	919
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(91)	(91)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,670	$7,448	$9,118

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
During the six months ended June 30, 2021 and 2020, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2021 and 2020.
For the three months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2021
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,670	$7,010	$8,680
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	529	529
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(91)	(91)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,670	$7,448	$9,118

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
During the three months ended June 30, 2021 and 2020, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2021 and 2020.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$32,510	$17,337	$49,847
Other real estate owned	—	655	—	655
Total Assets	$—	$33,165	$17,337	$50,502

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$35,543	$13,604	$49,147
Other real estate owned	—	1,319	—	1,319
Total Assets	$—	$36,862	$13,604	$50,466
The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Nonperforming loans	$(2,527)	$191	$(2,314)	$(6,822)
Other real estate owned	—	(26)	—	(76)
Total losses	$(2,527)	$165	$(2,314)	$(6,898)
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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned, determined using an internal valuation, is classified as Level 3. Other real estate owned has a current carrying value of $0.4 million as of June 30, 2021 and consists primarily of residential and commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 12, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2021.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million at both June 30, 2021 and December 31, 2020. See Note 5, “Commitments and Contingent Liabilities,” for additional information.
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
The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	June 30, 2021
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$89,505	$89,505	$89,505	$—	$—
Interest-bearing deposits	194,948	194,948	194,948	—	—
Securities available for sale	1,090,530	1,090,530	—	1,090,530	—
Securities held to maturity	554,225	555,820	—	555,820	—
Other investments	11,527	11,527	—	9,857	1,670
Loans held for sale	19,530	19,530	—	19,530	—
Loans	6,740,535	7,117,132	—	32,510	7,084,622
Financial liabilities
Deposits	7,885,019	7,885,040	—	7,885,040	—
Short-term borrowings	107,372	106,922	—	106,922	—
Subordinated debt	170,694	174,902	—	—	174,902
Long-term debt	5,918	6,617	—	6,617	—
Capital lease obligation	6,155	6,155	—	6,155	—

	December 31, 2020
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$100,009	$100,009	$100,009	$—	$—
Interest-bearing deposits	256,572	256,572	256,572	—	—
Securities available for sale	831,223	831,223	—	831,223	—
Securities held to maturity	361,844	369,851	—	369,851	—
Other investments	12,227	12,227	—	10,557	1,670
Loans held for sale	33,436	33,436	—	33,436	—
Loans	6,761,183	7,202,763	—	35,543	7,167,220
Financial liabilities
Deposits	7,438,666	7,440,906	—	7,440,906	—
Short-term borrowings	117,373	117,037	—	117,037	—
Subordinated debt	170,612	165,665	—	—	165,665
Long-term debt	56,258	57,881	—	57,881	—
Capital lease obligation	6,385	6,385	—	6,385	—

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
We have 39 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have 15 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
In May and June 2021, the Company entered into three interest rate swap contracts that were designated as cash flow hedges. The interest rate swaps have a total notional amount of $325.0 million; $25.0 million with an original maturity of three years, $150.0 million with an original maturity of four years and $150.0 million with an original maturity of five years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans benchmarked to the 1-month LIBOR rate. Therefore, the interest rate swaps convert the interest payments on the first $325.0 million of 1-month LIBOR based commercial loans into fixed rate payments.
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income. For the three and six months ended June 30, 2021 there was a positive impact of $69 thousand and a negative impact of $157 thousand, respectively, on net interest income as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," or "Interest and fees on loans", the same line items in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at June 30, 2021, and changes in the fair value attributed to hedge ineffectiveness were not material.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three and six months ended June 30, 2021 was a decrease of $0.8 million.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At June 30, 2021, the underlying funded mortgage loan commitments had a carrying value of $14.5 million and a fair value of $16.4 million, while the underlying unfunded mortgage loan commitments had a notional amount of $40.0 million. At December 31, 2020, the underlying funded mortgage loan commitments had a carrying value of $25.0 million and a fair value of $28.4 million, while the underlying unfunded mortgage loan commitments had a notional amount of $47.9 million. The interest rate lock commitments increased other noninterest income by $0.4 million for the three and six months ended June 30, 2021.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other operating expense" in the unaudited Consolidated Statements of Income. The increase in other noninterest expense for the three and six months ended June 30, 2021 totaled $5 thousand, respectively. At June 30, 2021 and December 31, 2020, the underlying loans had a carrying value of $2.3 million and $2.1 million, respectively, and a fair value of $2.3 million and $2.1 million, respectively.

The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(1,639)	$(2,792)
Notional amount:
Interest rate derivatives	692,606	631,446
Interest rate caps	66,267	66,527
Interest rate collars	35,354	35,354
Risk participation agreements	227,943	220,280
Sold credit protection on risk participation agreements	(86,852)	(78,522)
Interest rate options	39,996	47,874
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(2,360)	(3,665)
Notional amount	395,000	70,000
Interest rate forwards:
Fair value adjustment	(82)	(483)
Notional amount	41,000	65,000
Foreign exchange forwards:
Fair value adjustment	20	(5)
Notional amount	2,331	2,119

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income," 'Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Non-hedging interest rate derivatives
(Decrease) increase in other income	$(27)	$1,672	$309	$(753)
Hedging interest rate derivatives
Increase in interest from subordinated debentures	236	66	462	11
Hedging interest rate forwards
Increase (decrease) in other income	641	(248)	(401)	234
Hedging foreign exchange forwards
Increase in other expense	3	8	5	12
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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as both of June 30, 2021 and December 31, 2020 was $303.3 million. No impairment charges on goodwill or other intangible assets were incurred in 2021 or 2020.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of June 30, 2021, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 Subordinated Debentures
Subordinated debentures outstanding are as follows:

		June 30, 2021		December 31, 2020
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	$49,361	4.875% until June 1, 2023, then LIBOR + 1.845%	$49,314	4.875% until June 1, 2023, then LIBOR + 1.845%
First Commonwealth Bank	2033	49,166	5.50% until June 1, 2028, then LIBOR + 2.37%	49,131	5.50% until June 1, 2028, then LIBOR + 2.37%
First Commonwealth Capital Trust II	2034	30,929	LIBOR + 2.85%	30,929	LIBOR + 2.85%
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85%	41,238	LIBOR + 2.85%
Total		$170,694		$170,612
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
In order to reduce its exposure to variability in expected future cash flows related to interest payments on First Commonwealth Capital Trust II and III, the Company entered into two interest rate swap contracts that are designated as cash flow hedges. These contracts fix the interest rate on Capital Trust II at 1.515% until August 15, 2024 and the rate on Capital Trust III at 1.525% until August 15, 2026. Additional information related to these cash flow hedges can be found in Note 11- "Derivatives".

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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $0.9 million and $0.8 million in commission expense as of June 30, 2021 and 2020, respectively.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$2,706	$2,109	$5,222	$4,220
Service charges on deposit accounts	4,310	3,286	8,357	8,031
Insurance and retail brokerage commissions	1,978	1,831	4,150	3,826
Card-related interchange income	7,406	5,886	13,833	11,148
Gain on sale of other loans and assets	337	173	506	332
Other income	1,103	824	2,083	1,768
Noninterest Income (in-scope of Topic 606)	17,840	14,109	34,151	29,325
Noninterest Income (out-of-scope of Topic 606)	8,246	7,703	19,290	11,760
Total Noninterest Income	$26,086	$21,812	$53,441	$41,085

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and six months ended June 30, 2021 and 2020, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 55 and 63 for the six and three months ended June 30, 2021 and 2020, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)
Net Income	$29,619	$23,851	$69,389	$28,578
Per Share Data:
Per Share Data: Basic Earnings per Share	$0.31	$0.24	$0.72	$0.29
Diluted Earnings per Share	0.31	0.24	0.72	0.29
Cash Dividends Declared per Common Share	0.12	0.11	0.23	0.22
Average Balance:
Total assets	$9,451,683	$9,043,554	$9,291,956	$8,690,437
Total equity	1,098,094	1,071,549	1,087,384	1,071,433
End of Period Balance:
Net loans (1)			$6,663,027	$6,871,043
Total assets			9,402,402	9,364,655
Total deposits			7,885,019	7,782,201
Total equity			1,106,419	1,075,705
Key Ratios:
Return on average assets	1.26%	1.06%	1.51%	0.66%
Return on average equity	10.82%	8.95%	12.87%	5.36%
Dividends payout ratio	38.71%	45.83%	31.94%	75.86%
Average equity to average assets ratio	11.62%	11.85%	11.70%	12.33%
Net interest margin	3.17%	3.29%	3.29%	3.46%
Net loans to deposits ratio			84.50%	88.29%
(1) Includes loans held for sale.

Results of Operations
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net Income
For the six months ended June 30, 2021, First Commonwealth had net income of $69.4 million, or $0.72 diluted earnings per share, compared to net income of $28.6 million, or $0.29 diluted earnings per share, in the six months ended June 30, 2020. The increase in net income was primarily the result of a $1.0 million provision for credit losses recognized during the six months ended June 30, 2021 compared to $37.8 million recognized in the same period in 2020. Additionally, noninterest income increased $12.4 million during the six months ended June 30, 2021 compared to the same period in 2020. These increases were partially offset by a $11.2 million increase in the income tax provision due to higher income before income taxes.
For the six months ended June 30, 2021, the Company’s return on average equity was 12.87% and its return on average assets was 1.51%, compared to 5.36% and 0.66%, respectively, for the six months ended June 30, 2020.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $138.2 million in the first six months of 2021, compared to $135.2 million for the same period in 2020. The increase in net interest income can be attributed to a 41 basis point decrease in the cost of interest-bearing liabilities offset by a 48 basis point decrease in the yield on interest-earning assets and a $634.8 million increase in interest-earning assets. Net interest income comprises the majority of our operating revenue (net interest income

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

before provision expense plus noninterest income), at 72.0% and 76.6% for the six months ended June 30, 2021 and 2020, respectively.
The net interest margin on a fully taxable equivalent basis was 3.29% and 3.46% for the six months ended June 30, 2021 and June 30, 2020, respectively. The decline in the net interest margin is primarily attributable to the lower level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 3.49% for the six months ended June 30, 2021, a decrease of 48 basis points compared to the 3.97% yield for the same period in 2020. This decrease is largely due to a decline in the loan portfolio yield, which decreased by 34 basis points when compared to the six months ended June 30, 2020. Contributing to this decline was the yield on our adjustable and variable rate commercial loan portfolio, which declined 78 basis points as a result of the Federal Reserve's decrease of short-term interest rates in March 2020. During the first quarter of 2020, the Federal Reserve decreased the Federal Funds target rate by 150 basis points.

The loan yield for the six months ended June 30, 2021, was impacted by $459.5 million in average PPP loans outstanding during the period. These loans were originated under the CARES Act and have a stated loan rate of 1% and a yield of 5.89% for the six months ended June 30, 2021. During the six months ended June 30, 2020, PPP loans averaged $202.9 million with a yield of 2.7%. The yield on PPP loans includes the recognition of PPP loan deferred processing fees, net of deferred origination costs, of $11.2 million for the six months ended June 30, 2021. These amounts are recognized in interest income as a yield adjustment over the life of the loan with accelerated recognition when a loan is forgiven or paid off. As of June 30, 2021, we expect to recognize additional PPP-related deferred processing fees, net of origination costs, of approximately $12.3 million as an adjustment to yield over the remaining terms of the loans. The balance of PPP loans outstanding at June 30, 2021 totaled $292.4 million. PPP loans increased the yield on total loans by 14 basis points and the net interest margin by 15 basis points during the six months ended June 30, 2021. During the six months ended June 30, 2021, the Company originated $255.8 million in new PPP loans and processed forgiveness on $438.5 million of PPP loans originated in prior quarters.

The investment portfolio yield decreased 52 basis points in comparison to the prior year as a result of lower short-term interest rates. Investment portfolio purchases during the six months ended June 30, 2021 have been primarily in obligations of U.S. government agencies, obligations of other government-sponsored enterprises and obligations of states and political subdivisions with durations of approximately four to five years. Additionally, as a result of excess liquidity caused by significant growth in deposits during the past year, the average balance of interest-bearing deposits with banks, primarily represented by deposits placed with the Federal Reserve, has increased from $86.8 million in 2020 to $349.7 million in 2021. The impact of the level and rate paid on interest-bearing deposits with banks decreased the yield on earning assets by 14 basis points for the six months ended June 30, 2021.
Decreases in the cost of interest-bearing liabilities partially offset the negative impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities decreased to 0.31% for the six months ended June 30, 2021, from 0.72% for the same period in 2020. Deposit growth due to the retention of PPP loan proceeds and the deposit of Federal stimulus checks combined to contribute to a decline in average short-term borrowings of $40.0 million for the six months ended June 30, 2021 compared to the same period in 2020. Lower market interest rates and management's efforts to reduce deposit costs resulted in the cost of interest-bearing deposits decreasing 41 basis points and short-term borrowings decreasing 71 basis points in comparison to the same period last year.
For the six months ended June 30, 2021, changes in interest rates negatively impacted net interest income by $6.1 million when compared with the same period in 2020. The lower yield on interest-earning assets negatively impacted net interest income by $15.4 million, while the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $9.2 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $9.2 million for the six months ended June 30, 2021, as compared to the same period in 2020. Higher levels of interest-earning assets resulted in an increase of $7.0 million in interest income, and changes in the volume and mix of interest-bearing liabilities decreased interest expense by $2.2 million, primarily due to a decrease in time deposits. Average earning assets for the six months ended June 30, 2021 increased $634.8 million, or 8.1%, compared to the same period in 2020. Average loans for the comparable period increased $259.7 million, or 4.0%.
Net interest income also benefited from a $657.1 million increase in average net free funds at June 30, 2021 as compared to June 30, 2020. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $606.3 million, or 31.8%, in noninterest-bearing demand deposit average balances, primarily due to deposit

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

growth related to PPP loan proceeds and government stimulus payments. Average time deposits for the six months ended June 30, 2021 decreased by $308.2 million compared to the comparable period in 2020, while the average rate paid on time deposits decreased 96 basis points compared to the same period in 2020.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the six months ended June 30:

	2021	2020
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$146,112	$154,310
Adjustment to fully taxable equivalent basis	598	755
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	146,710	155,065
Interest expense	8,471	19,900
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$138,239	$135,165

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the six months ended June 30:

	2021			2020
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$349,747	$167	0.10%	$86,804	$69	0.16%
Tax-free investment securities	29,539	402	2.74	47,950	737	3.09
Taxable investment securities	1,329,843	11,947	1.81	1,199,233	13,843	2.32
Loans, net of unearned income (b)(c)	6,776,560	134,194	3.99	6,516,854	140,416	4.33
Total interest-earning assets	8,485,689	146,710	3.49	7,850,841	155,065	3.97
Noninterest-earning assets:
Cash	92,243			97,129
Allowance for credit losses	(104,239)			(66,705)
Other assets	818,263			809,172
Total noninterest-earning assets	806,267			839,596
Total Assets	$9,291,956			$8,690,437
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,503,501	$220	0.03%	$1,465,901	$1,469	0.20%
Savings deposits (d)	3,228,379	1,750	0.11	2,925,862	6,354	0.44
Time deposits	493,259	1,515	0.62	801,429	6,312	1.58
Short-term borrowings	117,155	58	0.10	157,188	635	0.81
Long-term debt	219,731	4,928	4.52	233,934	5,130	4.41
Total interest-bearing liabilities	5,562,025	8,471	0.31	5,584,314	19,900	0.72
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	2,509,818			1,903,568
Other liabilities	132,729			131,122
Shareholders’ equity	1,087,384			1,071,433
Total Noninterest-Bearing Funding Sources	3,729,931			3,106,123
Total Liabilities and Shareholders’ Equity	$9,291,956			$8,690,437
Net Interest Income and Net Yield on Interest-Earning Assets		$138,239	3.29%		$135,165	3.46%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the six months ended June 30, 2021 and 2020.
(b)Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.
(c)Loan income includes loan fees earned..
(d)Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the six months ended June 30, 2021 compared with June 30, 2020:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$98	$209	$(111)
Tax-free investment securities	(335)	(283)	(52)
Taxable investment securities	(1,896)	1,507	(3,403)
Loans	(6,222)	5,592	(11,814)
Total interest income (b)	(8,355)	7,025	(15,380)
Interest-bearing liabilities:
Interest-bearing demand deposits	(1,249)	37	(1,286)
Savings deposits	(4,604)	662	(5,266)
Time deposits	(4,797)	(2,421)	(2,376)
Short-term borrowings	(577)	(161)	(416)
Long-term debt	(202)	(311)	109
Total interest expense	(11,429)	(2,194)	(9,235)
Net interest income	$3,074	$9,219	$(6,145)

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the six months ended June 30:

	2021		2020
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$8,542	292%	$6,549	17%
Time and demand	8,410	287
Commercial credit cards	132	5
Real estate construction	(3,816)	(130)	654	2
Residential real estate	(1,517)	(52)	5,650	15
Residential first lien	(671)	(23)
Residential junior lien/home equity	(846)	(29)
Commercial real estate	(4,641)	(159)	17,091	45
Multifamily	(1,860)	(64)
Nonowner occupied	13	—
Owner occupied	(2,794)	(95)
Loans to individuals	4,358	149	7,882	21
Automobile	3,658	125
Consumer credit cards	98	3
Consumer other	602	21
Provision for credit losses on loans	$2,926	100%	$37,826	100%
Provision for off-balance sheet credit exposure	(1,903)		—
Total provision for credit losses	$1,023		$37,826
The provision for credit losses on loans for the six months ended June 30, 2021 decreased in comparison to the six months ended June 30, 2020 by $34.9 million. The level of provision expense in the six months ended June 30, 2021 is primarily the result of an improved economic forecast, which reflects a decline in the impact of the COVID-19 pandemic on the economy and expected loan losses. The provision for credit losses on loans was also impacted by a decrease of $3.9 million in reserves on individually analyzed loans. The total provision for credit losses was impacted by a $1.9 million decrease in expense due to a decline in reserves for off-balance sheet commitments.
Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans. As previously indicated, an improved economic forecast provided for a lower level of allowance for credit losses and therefore resulted in $1.0 million in provision expense for the six months ended June 30, 2021. Two loan categories, commercial, financial, agricultural and other loans as well as Loans to Individuals, reflected provision expense during the six month period of 2021. The provision expense for Commercial, financial, agricultural and other loans was primarily due to net charge-offs and an increase in qualitative reserves. Provision expense for Loans to Individuals can be attributed to loan growth in that category as well as net charge-offs.
The level of provision expense in the first six months of 2020 was primarily to build the allowance for loan loss in order to provide for credit losses related to the COVID-19 pandemic. Contributing to the higher provision during the six months ended June 30, 2020 was $5.9 million in specific reserves for four commercial real estate borrowers that were placed on nonaccrual status during the first six months of 2020. Additionally, $22.3 million of the provision expense was attributable to higher qualitative reserves due the uncertain economic environment resulting from COVID-19. Net charge-offs during the first six months of 2020 totaled $8.0 million.
The allowance for credit losses was $97.0 million, or 1.44%, of total loans outstanding at June 30, 2021, compared to $101.3 million, or 1.50%, at December 31, 2020 and $81.4 million, or 1.18%, at June 30, 2020. Nonperforming loans as a percentage of total loans decreased to 0.78% at June 30, 2021 from 0.80% at December 31, 2020 and 0.81% as of June 30, 2020. The allowance to nonperforming loan ratio was 183.81%, 187.43% and 145.37% as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively.

Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at June 30, 2021.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the six months ended June 30, 2021 and 2020 and the year-ended December 31, 2020:

	June 30, 2021	June 30, 2020	December 31, 2020
	(dollars in thousands)
Balance, beginning of period	$101,309	$51,637	$51,637
Adoption of accounting standard - ASU 2016-13(1)	—	—	13,393
Loans charged off:
Commercial, financial, agricultural and other	4,456	1,771	6,318
Real estate construction	—	—	—
Residential real estate	119	650	1,040
Commercial real estate	1,557	2,417	4,939
Loans to individuals	2,472	4,016	6,953
Total loans charged off	8,604	8,854	19,250
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	193	132	314
Real estate construction	135	26	26
Residential real estate	211	146	414
Commercial real estate	40	44	312
Loans to individuals	828	484	991
Total recoveries	1,407	832	2,057
Net charge-offs	7,197	8,022	17,193
Provision for credit losses on loans charged to expense	2,926	37,826	53,472
Balance, end of period	$97,038	$81,441	$101,309
Net charge-offs as a percentage of average loans outstanding (annualized)	0.21%	0.25%	0.26%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.44%	1.18%	1.50%
Allowance for credit losses as a percentage of end-of-period loans outstanding, excluding PPP loans	1.50%	1.28%	1.61%
(1) CECL was adopted on December 31, 2020 in accordance with relief provided under the CARES Act.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the six months ended June 30:

	2021	2020	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$5,222	$4,220	$1,002	24%
Service charges on deposit accounts	8,357	8,031	326	4
Insurance and retail brokerage commissions	4,150	3,826	324	8
Income from bank owned life insurance	3,460	3,416	44	1
Card-related interchange income	13,833	11,148	2,685	24
Swap fee income	1,398	823	575	70
Other income	3,921	3,487	434	12
Subtotal	40,341	34,951	5,390	15
Net securities gains	16	27	(11)	(41)
Gain on sale of mortgage loans	8,130	6,789	1,341	20
Gain on sale of other loans and assets	3,801	1,280	2,521	197
Derivatives mark to market	1,153	(1,962)	3,115	(159)
Total noninterest income	$53,441	$41,085	$12,356	30%
Total noninterest income, excluding net securities gains, gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market for the six months ended June 30, 2021 increased $5.4 million, or 15%, compared to the six months ended June 30, 2020. Card-related interchange income increased $2.7 million due to growth in customer accounts and transactions. Trust income increased $1.0 million as a result of growth in assets under management, and swap fee income increased $0.6 million due to growth in interest rate swaps entered into for our commercial customers.
Total noninterest income increased $12.4 million, or 30%, compared to the same period in the prior year. The most significant changes, other than the changes noted above, include $3.1 million in the mark to market adjustment on interest rate swaps entered into for our commercial customers. This adjustment does not reflect a realized gain on the swaps, but rather relates to changes in fair value due to movements in corporate bond spreads and swap rates. The gain on sale of other loans and assets increased $2.5 million due to a higher volume of loans, primarily SBA loans, being sold in the first six months of 2021 compared to the same period in 2020. Gain on sale of mortgage loans increased $1.3 million as a result of growth in our mortgage lending area.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the six months ended June 30:

	2021	2020	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$57,018	$58,750	$(1,732)	(3)%
Net occupancy	8,654	9,370	(716)	(8)
Furniture and equipment	7,814	7,435	379	5
Data processing	6,244	5,063	1,181	23
Advertising and promotion	2,679	2,685	(6)	—
Pennsylvania shares tax	2,090	1,992	98	5
Intangible amortization	1,729	1,853	(124)	(7)
Other professional fees and services	1,842	1,818	24	1
FDIC insurance	1,134	761	373	49
Other operating	12,786	11,796	990	8
Subtotal	101,990	101,523	467	—
Loss on sale or write-down of assets	52	353	(301)	(85)
COVID-19 related	306	442	(136)	(31)
Branch consolidation	18	—	18	—
Litigation and operational losses	1,035	709	326	46
Total noninterest expense	$103,401	$103,027	$374	—%
Noninterest expense increased $0.4 million, or 0.4%, for the six months ended June 30, 2021 compared to the same period in 2020. Contributing to the increase in expense in 2021 is a $1.2 million increase in data processing expense related to updates to our digital banking product offerings. Other operating expenses increased $1.0 million due to a $1.7 million credit in unfunded commitment expense recognized in 2020, with no similar credit in 2021. As a result of the adoption of CECL, the unfunded commitment expense is now recorded as part of provision for credit losses. FDIC insurance increased $0.4 million in comparison to the prior period as a result of a $0.6 million assessment credit received in 2020 due to the FDIC deposit insurance fund reaching the required minimum reserve ratio. There was no similar credit in 2021. Partially offsetting these increases is a $1.7 million decrease in salaries and employee benefits primarily due to a decrease in full-time equivalent employees from 1,465 at June 30, 2020 to 1,392 at June 30, 2021. Additionally, net occupancy expense decreased $0.7 million. These decreases are largely attributable to the consolidation of 20% of the Bank’s branch facilities in the fourth quarter of 2020.
Income Tax
The provision for income taxes increased $11.2 million for the six months ended June 30, 2021, compared to the corresponding period in 2020.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the six months ended June 30, 2021 and 2020.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an annual effective tax rate of 19.9% and 17.5% for the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, our deferred tax assets totaled $21.8 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Net Income
For the three months ended June 30, 2021, First Commonwealth recognized net income of $29.6 million, or $0.31 diluted earnings per share, compared to net income of $23.9 million, or $0.24 diluted earnings per share, in the three months ended June 30, 2020. The increase in net income was primarily the result of a $4.3 million increase in noninterest income. Other items contributing to the growth in net income include a $1.5 million increase in net interest income and a $1.4 million decrease in the provision for credit losses.
For the three months ended June 30, 2021, the Company’s return on average equity was 10.82% and its return on average assets was 1.26%, compared to 8.95% and 1.06%, respectively, for the three months ended June 30, 2020.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $68.5 million in the second quarter of 2021, compared to $67.0 million for the same period in 2020. This increase was the result of $0.5 billion of growth in average interest-earning assets. However, the positive impact of this growth was more than offset by the impact of lower interest rates, which contributed to a 12 basis points decrease in the net interest margin. Net interest income comprises the majority of our operating revenue (i.e. net interest income before provision expense plus noninterest income), at 72.3% and 75.4% for the three months ended June 30, 2021 and 2020, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.17% and 3.29% for the three months ended June 30, 2021 and June 30, 2020, respectively. The decrease in the net interest margin is attributable to both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 3.35% for the three months ended June 30, 2021, a decrease of 35 basis points compared to the 3.70% yield for the same period in 2020. This is largely due to a decrease in the loan portfolio yield, which declined by 17 basis points when compared to the three months ended June 30, 2020. Also impacting the yield on loans was PPP loans originated under the CARES Act, which have a stated rate of 1% and a yield of 5.1%. The yield on PPP loans includes the recognition of PPP loan deferred processing fees, net of deferred origination costs, of $4.2 million. These loans increased the average balance of loans by $429.9 million for the second quarter of 2021, causing a 9 basis point increase in the yield on loans and a 10 basis point increase in the net interest margin. The yield on the investment portfolio decreased 50 basis points in comparison to the prior year.
The cost of interest-bearing liabilities decreased to 0.27% for the three months ended June 30, 2021, from 0.59% for the same period in 2020, primarily due to a decrease in the cost of interest-bearing deposits and short-term borrowings. Lower market interest rates resulted in the cost of interest-bearing demand deposits decreasing 3 basis points and short-term borrowings decreasing 8 basis points in comparison to the same period last year. The cost of long-term debt increased by 24 basis points due to the maturity of borrowings with lower interest rates.
For the three months ended June 30, 2021, changes in interest rates negatively impacted net interest income by $1.3 million when compared with the same period in 2020. The lower yield on interest-earning assets negatively impacted net interest income by $4.5 million, while the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $3.2 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $2.7 million in the three months ended June 30, 2021, as compared to the same period in 2020. Higher levels of interest-earning assets resulted in an increase of $1.5 million in interest income while changes in the volume and mix of interest-bearing liabilities decreased interest expense by $1.2 million. Average interest-earning assets for the three months ended June 30, 2021 increased $467.7 million, or 5.7%, compared to the same period in 2020. Average loans for the comparable period decreased $6.2 million, or 0.1%.
Net interest income also benefited from a $520.1 million increase in average net free funds at June 30, 2021 as compared to June 30, 2020. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $473.9 million, or 22.2%, in noninterest-bearing demand deposit average balances. Average time deposits for the three months ended June 30, 2021 decreased by $318.3 million compared to the comparable period in 2020, decreasing interest expense by $1.2 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended June 30:

	2021	2020
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$72,051	$74,981
Adjustment to fully taxable equivalent basis	290	359
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	72,341	75,340
Interest expense	3,852	8,295
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$68,489	$67,045

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended June 30:

	2021			2020
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$358,595	$90	0.10%	$166,282	$32	0.08%
Tax-free investment securities	29,385	195	2.66	44,171	338	3.08
Taxable investment securities	1,498,204	6,440	1.72	1,201,822	6,606	2.21
Loans, net of unearned income (b)(c)	6,771,722	65,616	3.89	6,777,883	68,364	4.06
Total interest-earning assets	8,657,906	72,341	3.35	8,190,158	75,340	3.70
Noninterest-earning assets:
Cash	93,627			94,223
Allowance for credit losses	(102,303)			(80,717)
Other assets	802,453			839,890
Total noninterest-earning assets	793,777			853,396
Total Assets	$9,451,683			$9,043,554
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,560,713	$112	0.03%	$1,573,595	$254	0.06%
Savings deposits (d)	3,297,818	779	0.09	2,994,607	2,507	0.34
Time deposits	458,638	541	0.47	776,892	2,925	1.51
Short-term borrowings	114,966	27	0.09	112,063	47	0.17
Long-term debt	206,495	2,393	4.65	233,819	2,562	4.41
Total interest-bearing liabilities	5,638,630	3,852	0.27	5,690,976	8,295	0.59
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,604,695			2,130,775
Other liabilities	110,264			150,254
Shareholders’ equity	1,098,094			1,071,549
Total noninterest-bearing funding sources	3,813,053			3,352,578
Total Liabilities and Shareholders’ Equity	$9,451,683			$9,043,554
Net Interest Income and Net Yield on Interest-Earning Assets		$68,489	3.17%		$67,045	3.29%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended June 30, 2021 and 2020.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended June 30, 2021 compared with June 30, 2020:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$58	$38	$20
Tax-free investment securities	(143)	(113)	(30)
Taxable investment securities	(166)	1,629	(1,795)
Loans	(2,748)	(62)	(2,686)
Total interest income (b)	(2,999)	1,492	(4,491)
Interest-bearing liabilities:
Interest-bearing demand deposits	(142)	(2)	(140)
Savings deposits	(1,728)	256	(1,984)
Time deposits	(2,384)	(1,195)	(1,189)
Short-term borrowings	(20)	1	(21)
Long-term debt	(169)	(300)	131
Total interest expense	(4,443)	(1,240)	(3,203)
Net interest income	$1,444	$2,732	$(1,288)

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the three months ended June 30:

	2021		2020
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,449	82%	$(1,350)	(19)%
Time and demand	3,450	82
Commercial credit cards	(1)	—
Real estate construction	129	3	360	5
Residential real estate	(56)	(1)	1,517	22
Residential first lien	21	1
Residential junior lien/home equity	(77)	(2)
Commercial real estate	(1,867)	(45)	4,134	60
Multifamily	128	3
Nonowner occupied	(972)	(23)
Owner occupied	(1,023)	(25)
Loans to individuals	2,547	61	2,198	32
Automobile	2,404	57
Consumer credit cards	(107)	(2)
Consumer other	250	6
Provision for credit losses on loans	$4,202	100%	$6,859	100%
Provision for off-balance sheet credit exposure	1,211		—
Total provision for credit losses	$5,413		$6,859

The provision for credit losses on loans for the three months ended June 30, 2021 decreased in comparison to the three months ended June 30, 2020 by $2.7 million. The level of provision expense in the second quarter of 2021 is primarily a result of a $3.6 million charge-off related to one commercial borrower and $1.2 million related to reserves for off-balance sheet commitments. Net charge-offs for the three months ended June 30, 2021 were $3.9 million.
The level of provision expense in the second quarter of 2020 was primarily due to a $5.6 million increase in qualitative reserves as a result of the uncertain economic environment related to COVID-19. Charge-offs for the three months ended June 30, 2020 were $4.5 million, of which $2.7 million was provided for in prior quarters.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended June 30, 2021 and 2020 and the year-ended December 31, 2020:

	6/30/2021	6/30/2020	12/31/2020
	(dollars in thousands)
Balance, beginning of period	$96,763	$79,075	$51,637
Adoption of accounting standard - ASU 2016-13(1)	—	—	13,393
Loans charged off:
Commercial, financial, agricultural and other	3,887	1,285	6,318
Real estate construction	—	—	—
Residential real estate	14	73	1,040
Commercial real estate	7	2,151	4,939
Loans to individuals	931	1,397	6,953
Total loans charged off	4,839	4,906	19,250
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	103	51	314
Real estate construction	135	26	26
Residential real estate	174	71	414
Commercial real estate	1	—	312
Loans to individuals	499	265	991
Total recoveries	912	413	2,057
Net charge-offs	3,927	4,493	17,193
Provision for credit losses on loans charged to expense	4,202	6,859	53,472
Balance, end of period	$97,038	$81,441	$101,309
Noninterest Income
The following table presents the components of noninterest income for the three months ended June 30:

	2021	2020	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,706	$2,109	$597	28%
Service charges on deposit accounts	4,310	3,286	1,024	31
Insurance and retail brokerage commissions	1,978	1,831	147	8
Income from bank owned life insurance	1,509	1,800	(291)	(16)
Card-related interchange income	7,406	5,886	1,520	26
Swap fee income	1,252	609	643	106
Other income	1,997	1,680	317	19
Subtotal	21,158	17,201	3,957	23
Net securities gains	10	8	2	25
Gain on sale of mortgage loans	3,084	4,243	(1,159)	(27)
Gain on sale of other loans and assets	2,111	581	1,530	263
Derivatives mark to market	(277)	(221)	(56)	25
Total noninterest income	$26,086	$21,812	$4,274	20%

Total noninterest income for the three months ended June 30, 2021 increased $4.3 million, or 20%, in comparison to the three months ended June 30, 2020. The most significant changes include a $1.5 million increase in gain on sale of other loans and assets due to an increase in the volume of SBA loans sold during the quarter. Additionally, card-related interchange income increased $1.5 million and service charges on deposits increased $1.0 million due to growth in customer accounts and

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

transactions. Gain on sale of mortgage loans declined $1.2 million for the three months ended June 30, 2021 compared to the comparable period in 2020 due to a lower level of sold mortgages.
Noninterest Expense
The following table presents the components of noninterest expense for the three months ended June 30:

	2021	2020	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$28,347	$28,773	$(426)	(1)%
Net occupancy	3,881	4,397	(516)	(12)
Furniture and equipment	3,866	3,657	209	6
Data processing	3,192	2,596	596	23
Advertising and promotion	1,355	1,535	(180)	(12)
Pennsylvania shares tax	1,258	1,254	4	—
Intangible amortization	863	919	(56)	(6)
Other professional fees and services	1,091	920	171	19
FDIC insurance	438	733	(295)	(40)
Other operating	6,442	7,094	(652)	(9)
Subtotal	50,733	51,878	(1,145)	(2)
Loss on sale or write-down of assets	43	140	(97)	(69)
COVID-19 related	232	419	(187)	(45)
Branch consolidation	(22)	—	(22)	—
Litigation and operational losses	556	319	237	74
Total noninterest expense	$51,542	$52,756	$(1,214)	(2)%

Noninterest expense decreased $1.2 million, or 2%, for the three months ended June 30, 2021 compared to the same period in 2020. Net occupancy expense decreased $0.5 million and salary and employee benefit expense decreased $0.4 million. These decreases are largely attributable to the consolidation of 20% of the Bank’s branch facilities in the fourth quarter of 2020. Other operating expense decreased $0.7 million as a result of a $0.9 million decrease in unfunded commitment expense recognized in 2020. As a result of the adoption of CECL, the unfunded commitment expense is now recorded as part of provision for credit losses.
Income Tax
The provision for income taxes increased $2.7 million for the three months ended June 30, 2021, compared to the corresponding period in 2020.  The effective tax rate increased 330 basis points from 17.4% to 20.7% due to a $8.4 million increase in income before income taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended June 30, 2021 and 2020.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first six months of 2021, the maturity and redemption of investment securities provided $344.4 million in liquidity. These funds contributed to the liquidity used to originate loans, purchase investment securities and fund depositor withdrawals.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of June 30, 2021, our maximum borrowing capacity under this program was $1.4 billion, and as of that date there was $7.5 million outstanding with an average weighted rate of 0.37% and an average original term of 303 days. These deposits are part of a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At June 30, 2021, the borrowing capacity under this program totaled $931.4 million and there was no balance outstanding. As of June 30, 2021, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.8 billion and as of that date amounts used against this capacity included $5.9 million in outstanding borrowings and no outstanding letters of credit.
We also have available unused federal funds lines with four correspondent banks. These lines have an aggregate commitment of $160.0 million with no outstanding balance as of June 30, 2021. In addition, we have available unused repo lines with three correspondent banks. These lines have an aggregate commitment of $620.3 million with no outstanding balance as of June 30, 2021.
First Commonwealth Financial Corporation has an unsecured $20.0 million line of credit with another financial institution. As of June 30, 2021, there are no amounts outstanding on this line.
First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$2,617,651	$2,319,958
Interest-bearing demand deposits(a)	269,451	250,353
Savings deposits(a)	4,566,815	4,305,391
Time deposits	431,102	562,964
Total	$7,885,019	$7,438,666
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
During the first six months of 2021, total deposits increased $446.4 million. Interest-bearing demand and savings deposits increased $280.5 million, noninterest-bearing demand deposits increased $297.7 million and time deposits decreased $131.9 million. The deposit increase is a result of elevated customer deposit balances from PPP loan proceeds and the deposit of Federal stimulus checks into our customers' deposit accounts.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.54 and 0.51 at June 30, 2021 and December 31, 2020, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is the gap analysis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$609,441	$605,333	$1,039,491	$2,254,265	$3,583,352	$838,620
Investments	107,866	108,841	185,831	402,538	767,692	427,536
Other interest-earning assets	194,948	—	—	194,948	—	—
Total interest-sensitive assets (ISA)	912,255	714,174	1,225,322	2,851,751	4,351,044	1,266,156
Certificates of deposit	107,630	77,552	119,690	304,872	124,303	1,854
Other deposits	4,836,266	—	—	4,836,266	—	—
Borrowings	179,737	198	396	180,331	3,167	101,959
Total interest-sensitive liabilities (ISL)	5,123,633	77,750	120,086	5,321,469	127,470	103,813
Gap	$(4,211,378)	$636,424	$1,105,236	$(2,469,718)	$4,223,574	$1,162,343
ISA/ISL	0.18	9.19	10.20	0.54	34.13	12.20
Gap/Total assets	44.79%	6.77%	11.75%	26.27%	44.92%	12.36%

	December 31, 2020
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$596,292	$495,759	$942,174	$2,034,225	$3,424,936	$1,270,694
Investments	109,706	82,052	158,357	350,115	495,013	150,976
Other interest-earning assets	256,572	—	—	256,572	—	—
Total interest-sensitive assets (ISA)	962,570	577,811	1,100,531	2,640,912	3,919,949	1,421,670
Certificates of deposit	163,340	120,458	135,285	419,083	141,577	2,153
Other deposits	4,555,744	—	—	4,555,744	—	—
Borrowings	189,645	50,105	209	239,959	1,673	104,166
Total interest-sensitive liabilities (ISL)	4,908,729	170,563	135,494	5,214,786	143,250	106,319
Gap	$(3,946,159)	$407,248	$965,037	$(2,573,874)	$3,776,699	$1,315,351
ISA/ISL	0.20	3.39	8.12	0.51	27.36	13.37
Gap/Total assets	43.52%	4.49%	10.64%	28.38%	41.65%	14.51%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12-month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2021 ($)	$(6,202)	$(3,286)	$2,944	$5,000
June 30, 2021 (%)	(2.21)%	(1.17)%	1.05%	1.78%

December 31, 2020 ($)	$(4,911)	$(2,621)	$3,340	$6,229
December 31, 2020 (%)	(1.79)%	(0.95)%	1.22%	2.27%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2021 ($)	$(18,723)	$(12,395)	$7,574	$13,947
June 30, 2021 (%)	(6.68)%	(4.42)%	2.70%	4.98%

December 31, 2020 ($)	$(13,807)	$(9,175)	$9,921	$18,408
December 31, 2020 (%)	(5.03)%	(3.34)%	3.61%	6.70%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the six months ended June 30, 2021 and 2020, the cost of our interest-bearing liabilities averaged 0.31% and 0.72%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.49% and 3.97%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $5.5 million at June 30, 2021 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first six months of 2021, fourteen loans totaling $13.4 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans increased $7.3 million from December 31, 2020. Changes during the first six months of 2021 can be attributed to new restructurings in conjunction with bankruptcy, including two commercial relationships totaling $13.0 million, offset by payments received on existing troubled debt restructured loans, including the payoff of $1.7 million of two commercial loan relationships and the pay down of one commercial relationship of $2.7 million. Please refer to Note 7 “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications typically provide for the deferral of both principal and interest for 90 days. The CARES Act, along with a joint agency statement issued by banking regulators, provides that modifications meeting certain criteria made in response to COVID-19 do not need to be accounted for as troubled debt restructuring. As of June 30, 2021, loan customers with an aggregate principal balance of $59.5 million were still in a payment deferral period. It is possible that some of these deferrals will be extended in order to provide support for certain COVID-19 impacted customers.

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
Nonperforming loans, including loans held for sale, decreased $1.3 million to $52.8 million at June 30, 2021 compared to $54.1 million at December 31, 2020. During the six months ended June 30, 2021, $15.4 million of loans were moved to nonaccrual, including the transfer of one commercial real estate relationships totaling $6.3 million and a $3.9 million commercial, financial, industrial loan to one borrower. Offsetting these additions was a sale of a $5.0 million commercial real estate relationship, a $1.0 million payoff of a commercial, financial, agriculture and other relationship, a $0.8 million payoff of a commercial real estate relationship and a $1.4 million charge-off of a commercial real estate relationship. Subsequent to June 30, 2021, a $6.7 million payoff on a commercial real estate nonaccrual loan was received from the borrower.
The allowance for credit losses as a percentage of nonperforming loans was 183.81% as of June 30, 2021, compared to 187.43% at December 31, 2020, and 145.37% at June 30, 2020. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $2.9 million and general reserves of $94.1 million as of June 30, 2021. Specific reserves decreased $2.0 million from December 31, 2020, and $3.9 million from June 30, 2020. The decrease from both periods is primarily due to the charge-off and payoffs of relationships with specific reserves assigned. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at June 30, 2021.
Criticized loans totaled $250.4 million at June 30, 2021 and represented 3.7% of the loan portfolio. The level of criticized loans decreased as of June 30, 2021 when compared to December 31, 2020, by $52.4 million, or 17.3%. Classified loans totaled $56.0 million at June 30, 2021 compared to $76.2 million at December 31, 2020, a decrease of $20.2 million, or 27%. The decrease in criticized loans is the result of the aforementioned changes in nonperforming loans as well as credit upgrades on borrowers primarily in the hospitality sector. Delinquency on accruing loans for the same period increased $5.4 million, or 44%, the majority of which are residential real estate and consumer loans.
The allowance for credit losses was $97.0 million at June 30, 2021, or 1.44% of total loans outstanding, compared to 1.50% reported at December 31, 2020, and 1.18% at June 30, 2020. General reserves, or the portion of the allowance related to loans that were not specifically evaluated, as a percentage of performing loans were 1.41% at June 30, 2021 compared to 1.43% at December 31, 2020 and 1.09% at June 30, 2020. The decrease in the general reserve from December 31, 2020 is reflective of lower unemployment rates utilized to forecast future loan losses at June 30, 2021. The increase in general reserves from June 30, 2020 can be attributed to the adoption of CECL and the related impact of future economic conditions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	June 30,				December 31, 2020
	2021		2020
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$22,219		$44,968		$30,801
Troubled debt restructured loans on nonaccrual basis	23,981		3,600		14,740
Troubled debt restructured loans on accrual basis	6,593		7,455		8,512
Total nonperforming loans	$52,793		$56,023		$54,053
Loans past due 30 to 90 days and still accruing	$5,895		$6,077		$10,638
Loans past due in excess of 90 days and still accruing	$903		$1,421		$1,523
Other real estate owned	$394		$1,634		$1,215
Loans held for sale at end of period	$19,530		$30,409		$33,436
Portfolio loans outstanding at end of period	$6,740,535		$6,922,075		$6,761,183
Average loans outstanding	$6,776,560	(a)	$6,516,854	(a)	$6,737,339	(b)
Nonperforming loans as a percentage of total loans	0.78%		0.81%		0.80%
Provision for credit losses	$2,926	(a)	$37,826	(a)	$53,472	(b)
Allowance for credit losses	$97,038		$81,441		$101,309
Net charge-offs	$7,197	(a)	$8,022	(a)	$17,193	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.21%		0.25%		0.26%
Provision for credit losses as a percentage of net charge-offs	40.66%	(a)	471.53%	(a)	311.01%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	1.44%		1.18%		1.50%
Allowance for credit losses as a percentage of end-of-period loans outstanding, excluding PPP loans (c)	1.50%		1.28%		1.61%
Allowance for credit losses as a percentage of nonperforming loans (d)	183.81%		145.37%		187.43%
(a) For the six-month period ended.
(b)For the twelve-month period ended.
(c)Does not include loans held for sale.
(d)Does not include nonperforming loans held for sale.
The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,374,177	20%	$1,555,986	23%
Real estate construction	414,816	6	427,221	6
Residential real estate	1,828,783	27	1,750,592	26
Commercial real estate	2,205,758	33	2,211,569	33
Loans to individuals	917,001	14	815,815	12
Total loans and leases net of unearned income	$6,740,535	100%	$6,761,183	100%
During the six months ended June 30, 2021, loans decreased $20.6 million, or 0.3%, compared to balances outstanding at December 31, 2020.
Commercial, financial, agricultural and other loans decreased $181.8 million due to the payoff of $186.5 million in PPP loans.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Real estate construction loans decreased $12.4 million, or 2.9%, primarily due to the completion of both commercial and residential real estate construction. Residential real estate grew $78.2 million, or 4.5%, primarily due to originations of closed-end 1-4 family mortgage loans. Commercial real estate loans decreased $5.8 million, or 0.3%, primarily due to payoffs and less new loan volume. Loans to individuals increased $101.2 million, or 12.4%, as a result of growth in the indirect auto and recreational vehicle portfolio of $116.4 million offset by a decrease in other consumer loans of $15.2 million.
As indicated in the table below, commercial real estate and residential real estate loans represent a significant portion of the nonperforming loans as of June 30, 2021. See discussions related to the provision for credit losses and loans for more information.

	For the Six Months Ended June 30, 2021			As of June 30, 2021
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$4,263	59.23%	0.13%	$14,335	27.15%	0.21%
Real estate construction	(135)	(1.87)	(0.01)	54	0.10	—
Residential real estate	(92)	(1.28)	—	10,029	19.00	0.15
Commercial real estate	1,517	21.08	0.04	27,899	52.85	0.41
Loans to individuals	1,644	22.84	0.05	476	0.90	0.01
Total loans, net of unearned income	$7,197	100.00%	0.21%	$52,793	100.00%	0.78%
Net charge-offs for the six months ended June 30, 2021 totaled $7.2 million, compared to $8.0 million for the six months ended June 30, 2020. The most significant charge-offs during the six months ended June 30, 2021 included a $3.6 million charge-off related to a commercial loan as well as $1.6 million in net charge-offs related to loans to individuals, primarily indirect auto loans and personal credit lines. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At June 30, 2021, shareholders’ equity was $1.1 billion, an increase of $37.8 million from December 31, 2020. The increase was primarily the result of $69.4 million in net income, $2.8 million in treasury stock sales and an increase of $10.1 million in the fair value of available for sale investments. These increases were partially offset by $21.6 million of dividends paid to shareholders and $2.7 million of common stock repurchases. Cash dividends declared per common share were $0.225 for the six months ended June 30, 2021 and $0.22 for the six months ended June 30, 2020.
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
As of June 30, 2021, the Company had $292.4 million in PPP loans outstanding under the CARES Act. Because these loans are 100% guaranteed by the SBA, banking regulators confirmed that they have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the Federal Reserve's PPP Facility from average total assets when calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. The PPP loans originated by the Company are included in our leverage ratio as of June 30, 2021, as we did not utilize the PPP Facility.
As of June 30, 2021, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,055,710	15.16%	$730,988	10.50%	$696,179	10.00%
First Commonwealth Bank	1,008,415	14.52	729,387	10.50	694,654	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$876,014	12.58%	$591,752	8.50%	$556,943	8.00%
First Commonwealth Bank	828,719	11.93	590,456	8.50	555,723	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$876,014	9.58%	$365,819	4.00%	$457,273	5.00%
First Commonwealth Bank	828,719	9.08	365,012	4.00	456,265	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$806,014	11.58%	$487,325	7.00%	$452,516	6.50%
First Commonwealth Bank	828,719	11.93	486,258	7.00	451,525	6.50
On July 27, 2021, First Commonwealth Financial Corporation declared a quarterly dividend of $0.115 per share payable on August 20, 2021 to shareholders of record as of August 6, 2021. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
In January 2021, a share repurchase program was authorized by the Board of Directors for up to an additional $25.0 million in shares of the Company's common stock. As of June 30, 2021, 100,736 common shares had been repurchased under this program at an average price of $13.96 per share.
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
Products that utilize LIBOR have been identified and have incorporated enhanced language to accommodate the transition to alternative reference rates. The Company continues to evaluate the impact of adopting the new standard.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On January 25, 2021, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock. The following table details the amount of shares repurchased under this program in the second quarter of 2021:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
April 30, 2021	54,311	13.95	54,311	1,645,997
May 31, 2021	—	—	—	1,574,290
June 30, 2021	18,413	13.95	18,413	1,676,878

Total	72,724	$13.95	72,724

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $14.49 at April 30, 2021, $15.15 at May 31, 2021 and $14.07 at June 30, 2021.

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 6, 2021	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: August 6, 2021	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer