Form 10-Q
period 2021-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2021-11-08
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of November 5, 2021, was 94,932,087.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

	September 30, 2021	December 31, 2020
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$94,579	$100,009
Interest-bearing bank deposits	240,095	256,572
Securities available for sale, at fair value	1,124,956	831,223
Securities held to maturity, at amortized cost (Fair value of $547,343 and $369,851 at September 30, 2021 and December 31, 2020, respectively)	548,057	361,844
Other investments	12,719	12,227
Loans held for sale	19,925	33,436
Loans:
Portfolio loans	6,732,580	6,761,183
Allowance for credit losses	(94,185)	(101,309)
Net loans	6,638,395	6,659,874
Premises and equipment, net	117,879	125,517
Other real estate owned	502	1,215
Goodwill	303,328	303,328
Amortizing intangibles, net	11,764	13,492
Bank owned life insurance	225,746	225,952
Other assets	139,909	143,415
Total assets	$9,477,854	$9,068,104
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,656,229	$2,319,958
Interest-bearing	5,280,256	5,118,708
Total deposits	7,936,485	7,438,666
Short-term borrowings	117,754	117,373
Subordinated debentures	170,734	170,612
Other long-term debt	5,746	56,258
Capital lease obligation	6,039	6,385
Total long-term debt	182,519	233,255
Other liabilities	128,241	210,193
Total liabilities	8,364,999	7,999,487
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued at September 30, 2021 and December 31, 2020, and 95,209,685 and 96,130,751 shares outstanding at September 30, 2021 and December 31, 2020, respectively	113,915	113,915
Additional paid-in capital	495,929	494,683
Retained earnings	667,422	596,614
Accumulated other comprehensive income, net	3,516	17,233
Treasury stock (18,705,217 and 17,784,151 shares at September 30, 2021 and December 31, 2020, respectively)	(167,927)	(153,828)
Total shareholders’ equity	1,112,855	1,068,617
Total liabilities and shareholders’ equity	$9,477,854	$9,068,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$67,259	$67,474	$200,939	$207,290
Interest and dividends on investments:
Taxable interest	6,560	5,598	18,226	19,064
Interest exempt from federal income taxes	142	268	460	850
Dividends	105	159	386	536
Interest on bank deposits	130	94	297	163
Total interest income	74,196	73,593	220,308	227,903
Interest Expense
Interest on deposits	1,269	4,621	4,753	18,756
Interest on short-term borrowings	19	35	77	670
Interest on subordinated debentures	2,146	2,146	6,410	6,434
Interest on other long-term debt	56	356	596	1,065
Interest on lease obligations	61	66	185	199
Total interest expense	3,551	7,224	12,021	27,124
Net Interest Income	70,645	66,369	208,287	200,779
Provision for credit losses	330	11,212	1,353	49,038
Net Interest Income after Provision for Credit Losses	70,315	55,157	206,934	151,741
Noninterest Income
Net securities gains	—	20	16	47
Trust income	3,118	2,554	8,340	6,774
Service charges on deposit accounts	4,770	4,035	13,127	12,066
Insurance and retail brokerage commissions	2,218	2,156	6,368	5,982
Income from bank owned life insurance	1,486	1,547	4,946	4,963
Gain on sale of mortgage loans	3,485	6,437	11,615	13,226
Gain on sale of other loans and assets	2,480	1,871	6,281	3,151
Card-related interchange income	7,052	6,441	20,885	17,589
Derivatives mark to market	218	(160)	1,371	(2,122)
Swap fee income	317	41	1,715	864
Other income	2,101	1,827	6,022	5,314
Total noninterest income	27,245	26,769	80,686	67,854
Noninterest Expense
Salaries and employee benefits	31,066	28,823	88,084	87,573
Net occupancy	3,960	4,609	12,614	13,979
Furniture and equipment	4,052	4,033	11,866	11,468
Data processing	3,196	2,741	9,440	7,804
Advertising and promotion	1,150	1,115	3,829	3,800
Pennsylvania shares tax	1,257	1,254	3,347	3,246
Intangible amortization	868	939	2,597	2,792
Other professional fees and services	1,308	937	3,150	2,755
FDIC insurance	830	876	1,964	1,637
Loss on sale or write-down of assets	171	63	223	416
Litigation and operational losses	589	329	1,624	1,038
COVID-19 related	50	125	357	567
Voluntary early retirement	—	3,304	—	3,304
Branch consolidation	—	2,544	18	2,544
Other operating	6,530	6,555	19,316	18,351
Total noninterest expense	55,027	58,247	158,429	161,274
Income Before Income Taxes	42,533	23,679	129,191	58,321
Income tax provision	8,441	4,493	25,710	10,557
Net Income	$34,092	$19,186	$103,481	$47,764
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Average Shares Outstanding	95,616,421	97,917,096	95,883,868	97,990,749
Average Shares Outstanding Assuming Dilution	95,892,304	98,160,143	96,130,602	98,224,506
Per Share Data: Basic Earnings per Share	$0.36	$0.20	$1.08	$0.49
Diluted Earnings per Share	$0.36	$0.20	$1.08	$0.49
Cash Dividends Declared per Common Share	$0.115	$0.110	$0.340	$0.330

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net Income	$34,092	$19,186	$103,481	$47,764
Other comprehensive (loss) income, before tax benefit (expense):
Unrealized holding (losses) gains on securities arising during the period	(4,025)	(3,256)	(18,122)	22,069
Less: reclassification adjustment for gains on securities included in net income	—	(20)	(16)	(47)
Unrealized holding (losses) gains on derivatives arising during the period	(529)	225	776	(4,892)
Total other comprehensive (loss) income, before tax benefit (expense)	(4,554)	(3,051)	(17,362)	17,130
Income tax benefit (expense) related to items of other comprehensive (loss) income	955	640	3,645	(3,598)
Total other comprehensive (loss) income	(3,599)	(2,411)	(13,717)	13,532
Comprehensive Income	$30,493	$16,775	$89,764	$61,296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2020	96,130,751	$113,915	$494,683	$596,614	$17,233	$(153,828)	$1,068,617
Net income				103,481			103,481
Other comprehensive loss					(13,717)		(13,717)
Cash dividends declared ($0.340 per share)				(32,673)			(32,673)
Treasury stock acquired	(1,194,062)					(15,985)	(15,985)
Treasury stock reissued	173,907		771	—		1,493	2,264
Restricted stock	99,089	—	475	—		393	868
Balance at September 30, 2021	95,209,685	$113,915	$495,929	$667,422	$3,516	$(167,927)	$1,112,855

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2019	98,311,840	$113,915	$493,737	$577,348	$5,579	$(134,914)	$1,055,665
Net income				47,764			47,764
Other comprehensive income					13,532		13,532
Cash dividends declared ($0.330 per share)				(32,408)			(32,408)
Treasury stock acquired	(1,638,812)					(14,373)	(14,373)
Treasury stock reissued	158,453		458	—		1,358	1,816
Restricted stock	93,300	—	487	—		348	835
Balance at September 30, 2020	96,924,781	$113,915	$494,682	$592,704	$19,111	$(147,581)	$1,072,831

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at June 30, 2021	96,201,628	$113,915	$495,899	$644,362	$7,115	$(154,872)	$1,106,419
Net income				34,092			34,092
Other comprehensive loss					(3,599)		(3,599)
Cash dividends declared ($0.115 per share)				(11,032)			(11,032)
Treasury stock acquired	(997,943)					(13,327)	(13,327)
Treasury stock reissued	—		—	—		—	—
Restricted stock	6,000	—	30	—		272	302
Balance at September 30, 2021	95,209,685	$113,915	$495,929	$667,422	$3,516	$(167,927)	$1,112,855

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at June 30, 2020	98,132,697	$113,915	$494,682	$584,312	$21,522	$(138,726)	$1,075,705
Net income				19,186			19,186
Other comprehensive loss					(2,411)		(2,411)
Cash dividends declared ($0.110 per share)				(10,794)			(10,794)
Treasury stock acquired	(1,207,916)		—			(9,153)	(9,153)
Treasury stock reissued	—		—	—		—	—
Restricted stock	—	—	—	—		298	298
Balance at September 30, 2020	96,924,781	$113,915	$494,682	$592,704	$19,111	$(147,581)	$1,072,831
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Operating Activities	(dollars in thousands)
Net income	$103,481	$47,764
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,353	49,038
Deferred tax expense (benefit)	1,057	(5,059)
Depreciation and amortization	8,784	8,676
Net gains on securities and other assets	(17,093)	(12,608)
Net amortization of premiums and discounts on securities	3,693	4,662
Income from increase in cash surrender value of bank owned life insurance	(4,617)	(4,699)
Decrease (increase) in interest receivable	4,590	(13,105)
Mortgage loans originated for sale	(308,744)	(287,196)
Proceeds from sale of mortgage loans	338,115	281,424
Increase in interest payable	929	575
Increase (decrease) in income taxes payable	2,142	(536)
Other-net	(14,267)	1,888
Net cash provided by operating activities	119,423	70,824
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	89,698	76,841
Purchases	(337,054)	(9,621)
Transactions with securities available for sale:
Proceeds from maturities and redemptions	353,788	272,544
Purchases	(667,861)	(282,461)
Purchases of FHLB stock	(3,552)	(21,903)
Proceeds from the redemption of FHLB stock	3,060	25,698
Proceeds from bank owned life insurance	5,208	1,147
Proceeds from sale of loans	52,919	25,534
Proceeds from sale of other assets	6,620	4,875
Net increase in loans	(37,782)	(798,377)
Purchases of premises and equipment and other assets	(6,056)	(6,570)
Net cash used in investing activities	(541,012)	(712,293)
Financing Activities
Net increase (decrease) in other short-term borrowings	381	(79,497)
Net increase in deposits	497,915	1,026,580
Repayments of other long-term debt	(50,512)	(493)
Repayments of capital lease obligation	(346)	(321)
Dividends paid	(32,673)	(32,408)
Proceeds from reissuance of treasury stock	222	222
Purchase of treasury stock	(15,305)	(14,373)
Net cash provided by financing activities	399,682	899,710
Net (decrease) increase in cash and cash equivalents	(21,907)	258,241
Cash and cash equivalents at January 1	356,581	121,856
Cash and cash equivalents at September 30	$334,674	$380,097

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
The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year of 2021. These interim financial statements should be read in conjunction with First Commonwealth’s 2020 Annual Report on Form 10-K.
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

	For the Nine Months Ended September 30,
	2021			2020
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(18,122)	$3,805	$(14,317)	$22,069	$(4,635)	$17,434
Reclassification adjustment for gains on securities included in net income	(16)	3	(13)	(47)	10	(37)
Total unrealized (losses) gains on securities	(18,138)	3,808	(14,330)	22,022	(4,625)	17,397
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	776	(163)	613	(4,892)	1,027	(3,865)
Reclassification adjustment for losses on derivatives included in net income	—	—	—	—	—	—
Total unrealized gains (losses) on derivatives	776	(163)	613	(4,892)	1,027	(3,865)
Total other comprehensive (loss) income	$(17,362)	$3,645	$(13,717)	$17,130	$(3,598)	$13,532

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,
	2021			2020
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized losses on securities:
Unrealized holding losses on securities arising during the period	$(4,025)	$844	$(3,181)	$(3,256)	$684	$(2,572)
Reclassification adjustment for gains on securities included in net income	—	—	—	(20)	4	(16)
Total unrealized losses on securities	(4,025)	844	(3,181)	(3,276)	688	(2,588)
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(529)	111	(418)	225	(48)	177
Reclassification adjustment for losses on derivatives included in net income	—	—	—	—	—	—
Total unrealized (losses) gains on derivatives	(529)	111	(418)	225	(48)	177
Total other comprehensive loss	$(4,554)	$955	$(3,599)	$(3,051)	$640	$(2,411)

The following table details the change in components of OCI for the nine months ended September 30:

	2021				2020
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$20,310	$(182)	$(2,895)	$17,233	$4,580	$365	$634	$5,579
Other comprehensive (loss) income before reclassification adjustment	(14,317)	—	613	(13,704)	17,434	—	(3,865)	13,569
Amounts reclassified from accumulated other comprehensive (loss) income	(13)	—	—	(13)	(37)	—	—	(37)
Net other comprehensive (loss) income during the period	(14,330)	—	613	(13,717)	17,397	—	(3,865)	13,532
Balance at September 30	$5,980	$(182)	$(2,282)	$3,516	$21,977	$365	$(3,231)	$19,111

The following table details the change in components of OCI for the three months ended September 30:

	2021				2020
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at June 30	$9,161	$(182)	$(1,864)	$7,115	$24,565	$365	$(3,408)	$21,522
Other comprehensive loss before reclassification adjustment	(3,181)	—	(418)	(3,599)	(2,572)	—	177	(2,395)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	—	(16)	—	—	(16)
Net other comprehensive loss during the period	(3,181)	—	(418)	(3,599)	(2,588)	—	177	(2,411)
Balance at September 30	$5,980	$(182)	$(2,282)	$3,516	$21,977	$365	$(3,231)	$19,111

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the nine months ended September 30:

	2021	2020
	(dollars in thousands)
Cash paid during the period for:
Interest	$11,039	$26,687
Income taxes	22,374	16,207
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	2,533	3,206
Loans transferred from held to maturity to held for sale	55,700	27,391
Loans transferred from available for sale to held to maturity	—	1,908
Gross (decrease) increase in market value adjustment to securities available for sale	(18,138)	22,022
Gross increase (decrease) in market value adjustment to derivatives	776	(4,892)
Investments committed to purchase, not settled	—	22,644
Increase in limited partnership investment unfunded commitment	6,929	—
Noncash treasury stock reissuance	2,042	1,594
Unsettled treasury stock repurchases	680	—
Proceeds from death benefit on bank owned life insurance not received	(384)	(384)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average common shares issued	113,914,902	113,914,902	113,914,902	113,914,902
Average treasury stock shares	(18,103,611)	(15,821,469)	(17,840,694)	(15,761,114)
Average deferred compensation shares	(55,615)	(45,454)	(55,581)	(41,790)
Average unearned nonvested shares	(139,255)	(130,883)	(134,759)	(121,249)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	95,616,421	97,917,096	95,883,868	97,990,749
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	220,268	197,545	191,119	188,255
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	55,615	45,502	55,615	45,502
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	95,892,304	98,160,143	96,130,602	98,224,506
Basic Earnings per Share	$0.36	$0.20	$1.08	$0.49
Diluted Earnings per Share	$0.36	$0.20	$1.08	$0.49
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the nine months ended September 30 because to do so would have been antidilutive.

	2021			2020
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	111,589	$12.77	$14.58	110,068	$13.72	$15.44
Restricted Stock Units	29,547	$16.41	$16.41	102,844	$12.43	$15.37
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
The following table identifies the notional amount of those instruments at:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,270,058	$2,097,628
Financial standby letters of credit	15,914	15,988
Performance standby letters of credit	11,233	16,864
Commercial letters of credit	975	783

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notional amounts outstanding as of September 30, 2021 include amounts issued in 2021 of $2.5 million in performance standby letters of credit and $0.1 million in financial standby letters of credit. There were no commercial letters of credit issued in 2021, however there was a change in terms for one letter of credit which increased its commitment amount. A liability of $0.1 million has been recorded as of both September 30, 2021 and December 31, 2020, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $6.4 million and $7.4 million as of September 30, 2021 and December 31, 2020, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans as well as estimated utilization for each loan category.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2021, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	September 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$5,448	$534	$—	$5,982	$6,492	$738	$—	$7,230
Mortgage-Backed Securities – Commercial	390,566	4,588	(1,447)	393,707	182,823	8,357	—	191,180
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	682,677	9,296	(6,547)	685,426	481,109	14,924	—	496,033
Other Government-Sponsored Enterprises	1,000	—	(9)	991	100,996	2	—	100,998
Obligations of States and Political Subdivisions	9,586	105	(81)	9,610	11,154	243	—	11,397
Corporate Securities	28,107	1,173	(40)	29,240	22,941	1,444	—	24,385
Total Securities Available for Sale	$1,117,384	$15,696	$(8,124)	$1,124,956	$805,515	$25,708	$—	$831,223

Mortgage-backed securities include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises. These obligations have contractual maturities ranging from less than one year to approximately 30 years,, with lower anticipated lives to maturity due to prepayments. All mortgage-backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds; therefore, First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage-backed securities under various interest rate scenarios to monitor the potential impact on earnings and interest rate risk positions.

Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. Other fixed income securities within the portfolio also contain prepayment risk.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2021, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$5,000	$5,027
Due after 1 but within 5 years	13,872	14,498
Due after 5 but within 10 years	19,821	20,316
Due after 10 years	—	—
	38,693	39,841
Mortgage-Backed Securities (a)	1,078,691	1,085,115
Total Debt Securities	$1,117,384	$1,124,956

(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $396.0 million and a fair value of $399.7 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $682.7 million and a fair value of $685.4 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales and maturities related to securities held to maturity and securities available for sale were as follows for the nine months ended September 30:

	2021	2020
	(dollars in thousands)
Proceeds from sales	$—	$—
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	—	—
	—	—
Maturities
Gross gains	16	47
Gross losses	—	—
	16	47
Net gains	$16	$47
Securities available for sale with an estimated fair value of $802.2 million and $792.1 million were pledged as of September 30, 2021 and December 31, 2020, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	September 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,432	$125	$—	$2,557	$2,766	$138	$—	$2,904
Mortgage-Backed Securities- Commercial	96,228	590	(834)	95,984	36,799	1,441	—	38,240
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	387,399	3,832	(4,303)	386,928	277,351	5,389	(10)	282,730
Mortgage-Backed Securities – Commercial	7,927	235	—	8,162	9,737	344	—	10,081
Other Government-Sponsored Enterprises	21,825	—	(726)	21,099	—	—	—	—
Obligations of States and Political Subdivisions	31,246	461	(94)	31,613	34,391	705	—	35,096
Debt Securities Issued by Foreign Governments	1,000	—	—	1,000	800	—	—	800
Total Securities Held to Maturity	$548,057	$5,243	$(5,957)	$547,343	$361,844	$8,017	$(10)	$369,851
The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$1,800	$1,807
Due after 1 but within 5 years	5,568	5,616
Due after 5 but within 10 years	43,207	42,769
Due after 10 years	3,496	3,520
	54,071	53,712
Mortgage-Backed Securities (a)	493,986	493,631
Total Debt Securities	$548,057	$547,343
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $98.7 million and a fair value of $98.5 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $395.3 million and a fair value of $395.1 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $334.5 million and $228.1 million were pledged as of September 30, 2021 and December 31, 2020, respectively, to secure public deposits and for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2021 and December 31, 2020, our FHLB stock totaled $11.0 million and $10.6 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and nine months ended September 30, 2021.
As of both September 30, 2021 and December 31, 2020, "Other investments" also includes $1.7 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the nine-months ended September 30, 2021 and 2020, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
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
The following table presents the gross unrealized losses and estimated fair values at September 30, 2021 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Commercial	$213,203	$(2,281)	$—	$—	$213,203	$(2,281)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	640,235	(10,850)	—	—	640,235	(10,850)
Other Government-Sponsored Enterprises	22,090	(735)	—	—	22,090	(735)
Obligations of States and Political Subdivisions	13,798	(175)	—	—	13,798	(175)
Corporate Securities	5,111	(40)	—	—	5,111	(40)
Total Securities	$894,437	$(14,081)	$—	$—	$894,437	$(14,081)

At September 30, 2021, fixed income securities issued by the U.S. Government and U.S. Government-sponsored enterprises comprised 98% of total unrealized losses due to changes in market interest rates. At September 30, 2021, there are 52 debt securities in an unrealized loss position.

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
As of September 30, 2021, our corporate securities had an amortized cost and an estimated fair value of $28.1 million and $29.2 million, respectively. As of December 31, 2020, our corporate securities had an amortized cost and estimated fair value of $22.9 million and $24.4 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There was one corporate security in an unrealized loss position as of September 30, 2021 and none as of December 31, 2020. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the nine months ended September 30, 2021 and 2020.
Note 7 Loans and Allowance for Credit Losses
Loans are presented in the Consolidated Statements of Financial Condition net of deferred fees and costs, and discounts related to purchased loans. Net deferred fees were $2.6 million and $6.0 million as of September 30, 2021 and December 31, 2020, respectively, and discounts on purchased loans were $6.3 million and $7.0 million at September 30, 2021 and December 31, 2020, respectively. The following table provides outstanding balances related to each of our loan types:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,224,591	$1,555,986
Time and demand	1,210,694	1,541,382
Commercial credit cards	13,897	14,604
Real estate construction	424,016	427,221
Residential real estate	1,875,375	1,750,592
Residential first lien	1,254,142	1,144,323
Residential junior lien/home equity	621,233	606,269
Commercial real estate	2,231,890	2,211,569
Multifamily	405,720	371,239
Nonowner occupied	1,442,845	1,421,151
Owner occupied	383,325	419,179
Loans to individuals	976,708	815,815
Automobile	886,367	712,800
Consumer credit cards	10,617	12,360
Consumer other	79,724	90,655
Total loans	$6,732,580	$6,761,183
In the table above, Commercial, financial, agricultural and other loans at September 30, 2021 and December 31, 2020 includes $152.1 million and $478.9 million, respectively, in Paycheck Protection Program ("PPP") loans for small businesses who meet the necessary eligibility requirements. PPP loans are 100% guaranteed by the Small Business Administration ("SBA") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the PPP requirements. Because PPP loans are fully

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

guaranteed by the SBA, there is no allowance for credit losses recognized for these loans. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liability to the Company associated with participation in the program.
On March 27, 2020, the CARES Act was signed into law, providing banking organizations with optional, temporary relief from complying with CECL. The Company elected to defer its adoption of CECL until the fourth quarter 2020. At the end of the deferral period, CECL was adopted effective January 1, 2020. The allowance for credit losses for the interim period ending September 30, 2020, was calculated in accordance with previously applicable GAAP.
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
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at September 30, 2021 was 5.13% and during the one-year forecast period it was projected to average 5.00%, with a peak of 5.13%.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	September 30, 2021
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,185,987	$12,318	$26,286	$—	$—	$38,604	$1,224,591
Time and demand	1,172,090	12,318	26,286	—	—	38,604	1,210,694
Commercial credit cards	13,897	—	—	—	—	—	13,897
Real estate construction	422,668	1,294	54	—	—	1,348	424,016
Residential real estate	1,867,190	1,516	6,669	—	—	8,185	1,875,375
Residential first lien	1,249,248	1,444	3,450	—	—	4,894	1,254,142
Residential junior lien/home equity	617,942	72	3,219	—	—	3,291	621,233
Commercial real estate	2,084,476	121,883	25,531	—	—	147,414	2,231,890
Multifamily	390,579	14,635	506	—	—	15,141	405,720
Nonowner occupied	1,323,095	99,917	19,833	—	—	119,750	1,442,845
Owner occupied	370,802	7,331	5,192	—	—	12,523	383,325
Loans to individuals	976,468	—	240	—	—	240	976,708
Automobile	886,183	—	184	—	—	184	886,367
Consumer credit cards	10,617	—	—	—	—	—	10,617
Consumer other	79,668	—	56	—	—	56	79,724
Total loans	$6,536,789	$137,011	$58,780	$—	$—	$195,791	$6,732,580

	December 31, 2020
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,491,916	$48,233	$15,837	$—	$—	$64,070	$1,555,986
Time and demand	1,477,312	48,233	15,837	—	—	64,070	1,541,382
Commercial credit cards	14,604	—	—	—	—	—	14,604
Real estate construction	426,663	504	54	—	—	558	427,221
Residential real estate	1,740,992	1,902	7,698	—	—	9,600	1,750,592
Residential first lien	1,138,409	1,780	4,134	—	—	5,914	1,144,323
Residential junior lien/home equity	602,583	122	3,564	—	—	3,686	606,269
Commercial real estate	1,983,258	175,995	52,316	—	—	228,311	2,211,569
Multifamily	369,883	131	1,225	—	—	1,356	371,239
Nonowner occupied	1,216,252	161,336	43,563	—	—	204,899	1,421,151
Owner occupied	397,123	14,528	7,528	—	—	22,056	419,179
Loans to individuals	815,541	—	274	—	—	274	815,815
Automobile	712,539	—	261	—	—	261	712,800
Consumer credit cards	12,360	—	—	—	—	—	12,360
Consumer other	90,642	—	13	—	—	13	90,655
Total loans	$6,458,370	$226,634	$76,179	$—	$—	$302,813	$6,761,183

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year:

	September 30, 2021
	Term Loans						Revolving Loans
	2021	2020	2019	2018	2017	Prior		Total
	(dollars in thousands)
Time and demand	$305,101	$127,699	$145,265	$100,018	$54,657	$118,361	$359,593	$1,210,694
Pass	305,081	127,623	126,211	99,050	51,866	109,244	353,015	1,172,090
OAEM	—	75	1,173	816	67	7,323	2,864	12,318
Substandard	20	1	17,881	152	2,724	1,794	3,714	26,286
Commercial credit cards	—	—	—	—	—	—	13,897	13,897
Pass	—	—	—	—	—	—	13,897	13,897
Real estate construction	109,671	145,193	118,290	48,963	455	936	508	424,016
Pass	109,647	143,923	118,290	48,963	455	882	508	422,668
OAEM	24	1,270	—	—	—	—	—	1,294
Substandard	—	—	—	—	—	54	—	54
Residential first lien	280,135	372,184	138,407	95,498	81,299	284,645	1,974	1,254,142
Pass	280,124	372,164	138,236	95,081	81,160	280,586	1,897	1,249,248
OAEM	—	—	—	71	—	1,296	77	1,444
Substandard	11	20	171	346	139	2,763	—	3,450
Residential junior lien/home equity	42,602	2,207	3,682	3,038	1,161	6,297	562,246	621,233
Pass	42,602	2,207	3,604	3,038	1,161	6,141	559,189	617,942
OAEM	—	—	—	—	—	62	10	72
Substandard	—	—	78	—	—	94	3,047	3,219
Multifamily	81,608	80,628	16,466	54,180	65,075	106,420	1,343	405,720
Pass	81,608	80,628	16,466	54,180	50,974	105,380	1,343	390,579
OAEM	—	—	—	—	14,101	534	—	14,635
Substandard	—	—	—	—	—	506	—	506
Nonowner occupied	113,742	111,404	198,003	163,617	195,894	655,679	4,506	1,442,845
Pass	113,742	111,404	198,003	145,792	163,703	587,138	3,313	1,323,095
OAEM	—	—	—	17,825	25,274	55,781	1,037	99,917
Substandard	—	—	—	—	6,917	12,760	156	19,833
Owner occupied	49,257	59,485	56,875	34,738	33,796	143,789	5,385	383,325
Pass	49,257	57,858	54,392	34,212	32,449	137,363	5,271	370,802
OAEM	—	1,414	1,239	526	1,323	2,796	33	7,331
Substandard	—	213	1,244	—	24	3,630	81	5,192
Automobile	384,494	276,368	139,680	57,986	22,494	5,345	—	886,367
Pass	384,494	276,368	139,599	57,956	22,487	5,279	—	886,183
Substandard	—	—	81	30	7	66	—	184
Consumer credit cards	—	—	—	—	—	—	10,617	10,617
Pass	—	—	—	—	—	—	10,617	10,617
Consumer other	10,223	5,288	9,439	6,166	854	5,793	41,961	79,724
Pass	10,223	5,288	9,439	6,166	854	5,749	41,949	79,668
Substandard	—	—	—	—	—	44	12	56
Total	$1,376,833	$1,180,456	$826,107	$564,204	$455,685	$1,327,265	$1,002,030	$6,732,580

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
Total net charge-offs for the nine months ended September 30, 2021 and 2020 were $9.5 million and $12.4 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of September 30, 2021 and December 31, 2020. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	September 30, 2021
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$158	$478	$33	$4,554	$5,223	$1,219,368	$1,224,591
Time and demand	23	459	—	4,554	5,036	1,205,658	1,210,694
Commercial credit cards	135	19	33	—	187	13,710	13,897
Real estate construction	—	—	—	54	54	423,962	424,016
Residential real estate	3,354	824	411	6,046	10,635	1,864,740	1,875,375
Residential first lien	2,217	272	172	3,036	5,697	1,248,445	1,254,142
Residential junior lien/home equity	1,137	552	239	3,010	4,938	616,295	621,233
Commercial real estate	177	45	—	19,782	20,004	2,211,886	2,231,890
Multifamily	—	—	—	435	435	405,285	405,720
Nonowner occupied	175	—	—	17,783	17,958	1,424,887	1,442,845
Owner occupied	2	45	—	1,564	1,611	381,714	383,325
Loans to individuals	1,751	351	691	240	3,033	973,675	976,708
Automobile	1,363	83	158	184	1,788	884,579	886,367
Consumer credit cards	50	22	25	—	97	10,520	10,617
Consumer other	338	246	508	56	1,148	78,576	79,724
Total loans	$5,440	$1,698	$1,135	$30,676	$38,949	$6,693,631	$6,732,580

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
At September 30, 2021, there were no nonperforming loans held for sale. Subsequent to September 30, 2021, as the result of a borrower initiated sale, a $6.9 million nonperforming commercial real estate loan with a $0.3 million specific reserve was sold

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

at par. At December 31, 2020, there was one nonperforming loan totaling $13 thousand classified as held for sale. During the nine months ended September 30, 2021, a $5.0 million nonperforming relationship was transferred to held for sale and sold, resulting in a $0.4 million gain. During the nine months ended September 30, 2020, there were no gains recognized on the sale of nonperforming loans.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of September 30, 2021 and December 31, 2020. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	September 30, 2021			December 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$4,836	$15,308		$2,025	$2,725
Time and demand	4,836	15,308		2,025	2,725
Real estate construction	54	53		54	53
Residential real estate	9,910	12,101		10,939	13,258
Residential first lien	5,599	7,003		6,062	7,575
Residential junior lien/home equity	4,311	5,098		4,877	5,683
Commercial real estate	13,176	13,981		20,650	23,641
Multifamily	—	—		1	82
Nonowner occupied	11,531	12,147		16,786	19,459
Owner occupied	1,645	1,834		3,863	4,100
Loans to individuals	498	537		418	447
Automobile	442	476		405	430
Consumer other	56	61		13	17
Subtotal	28,474	41,980		34,086	40,124
With an allowance recorded:
Commercial, financial, agricultural and other	1,899	1,898	$479	4,210	9,377	$1,268
Time and demand	1,899	1,898	479	4,210	9,377	1,268
Real estate construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Residential first lien	—	—	—	—	—	—
Residential junior lien/home equity	—	—	—	—	—	—
Commercial real estate	7,713	7,794	501	15,757	15,830	3,638
Multifamily	435	456	103	459	470	116
Nonowner occupied	6,917	6,979	338	15,060	15,122	3,508
Owner occupied	361	359	60	238	238	14
Loans to individuals	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Subtotal	9,612	9,692	980	19,967	25,207	4,906
Total	$38,086	$51,672	$980	$54,053	$65,331	$4,906

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30,
	2021		2020
	Total Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$9,266	$50	$4,062	$15	$74	$—
Time and demand	9,266	50
Real estate construction	54	—	6	—	137	—
Residential real estate	10,504	275	10,380	235	1,772	18
Residential first lien	5,734	210
Residential junior lien/home equity	4,770	65
Commercial real estate	20,813	101	13,994	90	1,453	76
Multifamily	—	—
Nonowner occupied	18,050	15
Owner occupied	2,763	86
Loans to individuals	486	12	469	9	11	—
Automobile	433	12
Consumer other	53	—
Subtotal	41,123	438	28,911	349	3,447	94
With an allowance recorded:
Commercial, financial, agricultural and other	1,820	50	4,569	45	—	—
Time and demand	1,820	50
Real estate construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Residential first lien	—	—
Residential junior lien/home equity	—	—
Commercial real estate	7,408	—	13,830	9	—	—
Multifamily	451	—
Nonowner occupied	6,917	—
Owner occupied	40	—
Loans to individuals	—	—	—	—	—	—
Automobile	—	—
Consumer other	—	—
Subtotal	9,228	50	18,399	54	—	—
Total	$50,351	$488	$47,310	$403	$3,447	$94

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,
	2021		2020
	Total Loans		Originated Loans		Acquired Loans
	Average recorded investment	Interest income recognized	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$9,858	$3	$1,918	$10	$74	$—
Time and demand	9,858	3
Real estate construction	54	—	18	—	308	—
Residential real estate	10,060	54	10,198	72	1,473	1
Residential first lien	5,558	34
Residential junior lien/home equity	4,502	20
Commercial real estate	15,967	68	14,312	23	1,440	76
Multifamily	—	—
Nonowner occupied	13,633	4
Owner occupied	2,334	64
Loans to individuals	504	6	494	3	11	—
Automobile	448	6
Consumer other	56	—
Subtotal	36,443	131	26,940	108	3,306	77
With an allowance recorded:
Commercial, financial, agricultural and other	1,842	19	6,423	16	—	—
Time and demand	1,842	19
Real estate construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Residential first lien	—	—
Residential junior lien/home equity	—	—
Commercial real estate	7,476	—	17,407	3	—	—
Multifamily	439	—
Nonowner occupied	6,917	—
Owner occupied	120	—
Loans to individuals	—	—	—	—	—	—
Automobile	—	—
Consumer other	—	—
Subtotal	9,318	19	23,830	19	—	—
Total	$45,761	$150	$50,770	$127	$3,306	$77
Unfunded commitments related to nonperforming loans were $0.2 million at both September 30, 2021 and December 31, 2020. After consideration of the requirements to draw and available collateral related to these commitments, it was determined that no reserve was required at September 30, 2021. At December 31, 2020, a reserve of $26 thousand was established for these off balance sheet exposures.
Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the financial difficulties experienced by the borrower, who could not obtain comparable terms from alternative financing sources. Troubled debt restructured loans are considered to be nonperforming loans.
In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications typically provide for the deferral of both principal and interest for 90 days. The CARES Act,

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

along with a joint agency statement issued by banking regulators, provides that short-term modifications, meeting certain criteria and in response to COVID-19, do not need to be accounted for as a troubled debt restructured loans. Additionally, short-term loan modifications that are not accounted for as a troubled debt restructured loan, in accordance with the CARES Act, would remain classified as current during the deferral period and therefore are not reflected in the past due loan tables provided on the prior page. As of September 30, 2021, loans with an aggregate principal balance of $29.9 million were in a forbearance period granted under the CARES Act compared to $113.8 million as of December 31, 2020 and $65.4 million as of September 30, 2020.
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$7,410	$8,512
Nonaccrual status	16,210	14,740
Total	$23,620	$23,252
Commitments
Letters of credit	$60	$60
Unused lines of credit	15	11
Total	$75	$71

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Nine Months Ended September 30, 2021
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	6	$—	$—	$6,803	$6,803	$2,895	$—
Time and demand	6	—	—	6,803	6,803	2,895	—
Residential real estate	13	—	219	301	520	500	—
Residential first lien	10	—	219	171	390	375	—
Residential junior lien/home equity	3	—	—	130	130	125	—
Commercial real estate	2	—	—	644	644	645	—
Nonowner occupied	2	—	—	644	644	645	—
Loans to individuals	7	—	110	63	173	151	—
Automobile	7	—	110	63	173	151	—
Total	28	$—	$329	$7,811	$8,140	$4,191	$—

	For the Nine Months Ended September 30, 2020
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$629	$—	$629	$625	$489
Residential real estate	16	—	33	844	877	729	—
Commercial real estate	2	—	—	12	12	8	—
Loans to individuals	14	—	114	149	263	245	—
Total	33	$—	$776	$1,005	$1,781	$1,607	$489
The troubled debt restructurings included in the above tables are also included in the nonperforming loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the nine months ended September 30, 2021 and 2020, $284 thousand and $766 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2021 and 2020, the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three Months Ended September 30, 2021
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	5	$—	$—	$206	$206	$202	$—
Time and demand	5	—	—	206	206	202	—
Residential real estate	5	—	113	117	230	221	—
Residential first lien	3	—	113	—	113	109	—
Residential junior lien/home equity	2	—	—	117	117	112	—
Commercial real estate	2	—	—	644	644	645	—
Nonowner occupied	2	—	—	644	644	645	—
Loans to individuals	3	—	17	63	80	76	—
Automobile	3	—	17	63	80	76	—
Total	15	$—	$130	$1,030	$1,160	$1,144	$—

	For the Three Months Ended September 30, 2020
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$629	$—	$629	$625	$489
Residential real estate	12	—	33	580	613	477	—
Loans to individuals	4	—	43	24	67	63	—
Total	17	$—	$705	$604	$1,309	$1,165	$489

The troubled debt restructurings included in the above tables are also included in the nonperforming loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the three months ended September 30, 2021 and 2020, $86 thousand and $694 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2021 and 2020 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the nine months ended September 30:

	2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	—	$—	1	$50
Commercial real estate	—	—	1	112
Loans to individuals	—	—	2	78
Total	—	$—	4	$240
The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the three months ended September 30:

	2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial real estate	—	$—	1	$112
Loans to individuals	—	—	2	78
Total	—	$—	3	$190
The following tables provide detail related to the allowance for credit losses:

	For the Nine Months Ended September 30, 2021
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$17,187	$(6,522)	$299	$6,898	$17,862
Time and demand	16,838	(6,397)	292	6,849	17,582
Commercial credit cards	349	(125)	7	49	280
Real estate construction	7,966	—	135	(3,768)	4,333
Residential real estate	14,358	(130)	309	(1,732)	12,805
Residential first lien	7,919	(36)	206	(632)	7,457
Residential junior lien/home equity	6,439	(94)	103	(1,100)	5,348
Commercial real estate	41,953	(1,659)	130	(5,784)	34,640
Multifamily	6,240	(1)	—	(2,408)	3,831
Nonowner occupied	28,414	(1,556)	120	(880)	26,098
Owner occupied	7,299	(102)	10	(2,496)	4,711
Loans to individuals	19,845	(3,199)	1,163	6,736	24,545
Automobile	16,133	(1,399)	826	5,642	21,202
Consumer credit cards	635	(372)	51	182	496
Consumer other	3,077	(1,428)	286	912	2,847
Total loans	$101,309	$(11,510)	$2,036	$2,350	$94,185
a) The provision expense(credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2021
				Loans
	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses
	(dollars in thousands)
Commercial, financial, agricultural and other	$17,862	$479	$17,383	$1,224,591	$5,561	$1,219,030
Time and demand	17,582	479	17,103	1,210,694	5,561	1,205,133
Commercial credit cards	280	—	280	13,897	—	13,897
Real estate construction	4,333	—	4,333	424,016	—	424,016
Residential real estate	12,805	—	12,805	1,875,375	254	1,875,121
Residential first lien	7,457	—	7,457	1,254,142	—	1,254,142
Residential junior lien/home equity	5,348	—	5,348	621,233	254	620,979
Commercial real estate	34,640	501	34,139	2,231,890	20,333	2,211,557
Multifamily	3,831	103	3,728	405,720	435	405,285
Nonowner occupied	26,098	338	25,760	1,442,845	18,314	1,424,531
Owner occupied	4,711	60	4,651	383,325	1,584	381,741
Loans to individuals	24,545	—	24,545	976,708	—	976,708
Automobile	21,202	—	21,202	886,367	—	886,367
Consumer credit cards	496	—	496	10,617	—	10,617
Consumer other	2,847	—	2,847	79,724	—	79,724
Total loans	$94,185	$980	$93,205	$6,732,580	$26,148	$6,706,432

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2021
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$21,466	$(2,066)	$106	$(1,644)	$17,862
Time and demand	21,098	(2,059)	104	(1,561)	17,582
Commercial credit cards	368	(7)	2	(83)	280
Real estate construction	4,285	—	—	48	4,333
Residential real estate	12,933	(11)	98	(215)	12,805
Residential first lien	7,394	—	24	39	7,457
Residential junior lien/home equity	5,539	(11)	74	(254)	5,348
Commercial real estate	35,795	(102)	90	(1,143)	34,640
Multifamily	4,379	—	—	(548)	3,831
Nonowner occupied	26,911	—	80	(893)	26,098
Owner occupied	4,505	(102)	10	298	4,711
Loans to individuals	22,559	(727)	335	2,378	24,545
Automobile	19,298	(331)	251	1,984	21,202
Consumer credit cards	528	(125)	9	84	496
Consumer other	2,733	(271)	75	310	2,847
Total loans	$97,038	$(2,906)	$629	$(576)	$94,185
a) The provision expense(credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

	For the Three Months Ended September 30, 2020
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated loans:
Beginning balance	$24,812	$3,067	$9,239	$33,130	$9,334	$79,582
Charge-offs	(3,395)	—	(161)	—	(1,149)	(4,705)
Recoveries	44	—	153	110	226	533
Provision (credit)	3,691	441	(979)	7,362	404	10,919
Ending balance	25,152	3,508	8,252	40,602	8,815	86,329
Acquired loans:
Beginning balance	332	171	—	1,356	—	1,859
Charge-offs	—	—	(122)	—	(80)	(202)
Recoveries	13	—	13	—	2	28
Provision (credit)	(9)	(171)	109	286	78	293
Ending balance	336	—	—	1,642	—	1,978
Total ending balance	$25,488	$3,508	$8,252	$42,244	$8,815	$88,307

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

			September 30, 2021	December 31, 2020
Balance sheet:
Operating lease asset classified as premises and equipment			$40,245	$42,617
Operating lease liability classified as other liabilities			44,473	46,819
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,202	$1,545	$3,603	$4,281

Weighted average lease term, in years			14.36	15.10
Weighted average discount rate			3.34%	3.42%
Operating cash flows			$1,190	$2,007
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2021 were as follows (dollars in thousands):

For the twelve months ended:
September 30, 2022	$4,623
September 30, 2023	4,591
September 30, 2024	4,428
September 30, 2025	4,306
September 30, 2026	3,849
Thereafter	35,364
Total future minimum lease payments	57,161
Less remaining imputed interest	12,688
Operating lease liability	$44,473

Note 9 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at September 30, 2021 and December 31, 2020, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) as well as all states in which we conduct business. Generally, tax years prior to the year ended December 31, 2018 are no longer open to examination by federal and state taxing authorities.

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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
September 30, 2021
Other Investments	$1,670		Carrying Value	N/A	N/A
Nonperforming Loans	657	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$2.00 - $2.00 (b)
				Oil per BBL/d	$50.00 - $50.00 (b)
Limited Partnership Investments	14,613		Par Value	N/A	N/A
December 31, 2020
Other Investments	$1,670		Carrying Value	N/A	N/A
Nonperforming Loans	798	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$1.46 - $1.48 (b)
				Oil per BBL/d	$36 - $36 (b)
Limited Partnership Investments	6,619		Par Value	N/A	N/A

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
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$5,982	$—	$5,982
Mortgage-Backed Securities - Commercial	—	393,707	—	393,707
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	685,426	—	685,426
Other Government-Sponsored Enterprises	—	991	—	991
Obligations of States and Political Subdivisions	—	9,610	—	9,610
Corporate Securities	—	29,240	—	29,240
Total Securities Available for Sale	—	1,124,956	—	1,124,956
Other Investments	—	11,049	1,670	12,719
Loans Held for Sale	—	19,925	—	19,925
Other Assets(a)	—	34,631	14,613	49,244
Total Assets	$—	$1,190,561	$16,283	$1,206,844
Other Liabilities(a)	$—	$38,743	$—	$38,743
Total Liabilities	$—	$38,743	$—	$38,743
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

	2021
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,670	$6,620	$8,290
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	8,113	8,113
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(120)	(120)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,670	$14,613	$16,283

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
During the nine months ended September 30, 2021 and 2020, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2021 and 2020.
For the three months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2021
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,670	$7,448	$9,118
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	7,194	7,194
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(29)	(29)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,670	$14,613	$16,283

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
During the three months ended September 30, 2021 and 2020, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2021 and 2020.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$24,512	$12,594	$37,106
Other real estate owned	—	631	—	631
Total Assets	$—	$25,143	$12,594	$37,737

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$35,543	$13,604	$49,147
Other real estate owned	—	1,319	—	1,319
Total Assets	$—	$36,862	$13,604	$50,466
The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Nonperforming loans	$(745)	$(3,695)	$(2,537)	$(9,940)
Other real estate owned	—	(4)	—	(4)
Total losses	$(745)	$(3,699)	$(2,537)	$(9,944)
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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned, determined using an internal valuation, is classified as Level 3. Other real estate owned has a current carrying value of $0.5 million as of September 30, 2021 and consists primarily of residential and commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 12, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2021.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million at both September 30, 2021 and December 31, 2020. See Note 5, “Commitments and Contingent Liabilities,” for additional information.
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
The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	September 30, 2021
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$94,579	$94,579	$94,579	$—	$—
Interest-bearing deposits	240,095	240,095	240,095	—	—
Securities available for sale	1,124,956	1,124,956	—	1,124,956	—
Securities held to maturity	548,057	547,343	—	547,343	—
Other investments	12,719	12,719	—	11,049	1,670
Loans held for sale	19,925	19,925	—	19,925	—
Loans	6,732,580	7,118,886	—	24,512	7,094,374
Financial liabilities
Deposits	7,936,485	7,936,033	—	7,936,033	—
Short-term borrowings	117,754	117,602	—	117,602	—
Subordinated debt	170,734	175,178	—	—	175,178
Long-term debt	5,746	6,385	—	6,385	—
Capital lease obligation	6,039	6,039	—	6,039	—

	December 31, 2020
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$100,009	$100,009	$100,009	$—	$—
Interest-bearing deposits	256,572	256,572	256,572	—	—
Securities available for sale	831,223	831,223	—	831,223	—
Securities held to maturity	361,844	369,851	—	369,851	—
Other investments	12,227	12,227	—	10,557	1,670
Loans held for sale	33,436	33,436	—	33,436	—
Loans	6,761,183	7,202,763	—	35,543	7,167,220
Financial liabilities
Deposits	7,438,666	7,440,906	—	7,440,906	—
Short-term borrowings	117,373	117,037	—	117,037	—
Subordinated debt	170,612	165,665	—	—	165,665
Long-term debt	56,258	57,881	—	57,881	—
Capital lease obligation	6,385	6,385	—	6,385	—

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
We have 35 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have 16 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
During 2021, the Company entered into four interest rate swap contracts that were designated as cash flow hedges. The interest rate swaps have a total notional amount of $350.0 million: $25.0 million with an original maturity of three years, $175.0 million with an original maturity of four years and $150.0 million with an original maturity of five years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans benchmarked to the 1-month LIBOR rate. Therefore, the interest rate swaps convert the interest payments on the first $350.0 million of 1-month LIBOR based commercial loans into fixed rate payments.
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income. For the three and nine months ended September 30, 2021 there was a positive impact of $272 thousand and $115 thousand, respectively, on net interest income as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," or "Interest and fees on loans", the same line items in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at September 30, 2021, and changes in the fair value attributed to hedge ineffectiveness were not material.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three and nine months ended September 30, 2021 was a decrease of $0.4 million and $1.3 million, respectively.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At September 30, 2021, the underlying funded mortgage loan commitments had a carrying value of $11.1 million and a fair value of $12.5 million, while the underlying unfunded mortgage loan commitments had a notional amount of $38.5 million. At December 31, 2020, the underlying funded mortgage loan commitments had a carrying value of $25.0 million and a fair value of $28.4 million, while the underlying unfunded mortgage loan commitments had a notional amount of $47.9 million. The interest rate lock commitments increased other noninterest income by $0.3 million and $0.7 million for the three and nine months ended September 30, 2021, respectively.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other operating expense" in the unaudited Consolidated Statements of Income. The increase in other noninterest expense for the three and nine months ended September 30, 2021 totaled $2 thousand and $7 thousand, respectively. At September 30, 2021 and December 31, 2020, the underlying loans had a carrying value of $2.6 million and $2.1 million, respectively, and a fair value of $2.6 million and $2.1 million, respectively.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(1,422)	$(2,792)
Notional amount:
Interest rate derivatives	704,383	631,446
Interest rate caps	66,137	66,527
Interest rate collars	35,354	35,354
Risk participation agreements	214,736	220,280
Sold credit protection on risk participation agreements	(90,539)	(78,522)
Interest rate options	38,509	47,874
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(2,890)	(3,665)
Notional amount	420,000	70,000
Interest rate forwards:
Fair value adjustment	182	(483)
Notional amount	36,000	65,000
Foreign exchange forwards:
Fair value adjustment	17	(5)
Notional amount	2,589	2,119

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income," 'Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Non-hedging interest rate derivatives
(Decrease) increase in other income	$(202)	$142	$106	$(611)
Hedging interest rate derivatives
Decrease in interest and fees on loans	(520)	—	(825)	—
Increase in interest from subordinated debentures	248	208	710	219
Hedging interest rate forwards
(Decrease) increase in other income	(265)	(102)	(666)	132
Hedging foreign exchange forwards
Increase in other expense	2	3	7	15
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as both of September 30, 2021 and December 31, 2020 was $303.3 million. No impairment charges on goodwill or other intangible assets were incurred in 2021 or 2020.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of September 30, 2021, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

Note 13 Subordinated Debentures
Subordinated debentures outstanding are as follows:

		September 30, 2021		December 31, 2020
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	$49,383	4.875% until June 1, 2023, then LIBOR + 1.845%	$49,314	4.875% until June 1, 2023, then LIBOR + 1.845%
First Commonwealth Bank	2033	49,184	5.50% until June 1, 2028, then LIBOR + 2.37%	49,131	5.50% until June 1, 2028, then LIBOR + 2.37%
First Commonwealth Capital Trust II	2034	30,929	LIBOR + 2.85%	30,929	LIBOR + 2.85%
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85%	41,238	LIBOR + 2.85%
Total		$170,734		$170,612
On May 21, 2018, First Commonwealth issued ten-year subordinated notes with an aggregate principal amount of $50.0 million and a fixed-to-floating rate of 4.875%. The rate remains fixed until June 1, 2023, then adjusts on a quarterly basis to three-month LIBOR + 1.845%. The Bank may redeem the notes, beginning with the interest payment due on June 1, 2023, in whole or in part at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. Deferred issuance costs of $0.9 million are being amortized on a straight-line basis over the term of the notes.
On May 21, 2018, First Commonwealth issued fifteen-year subordinated notes with an aggregate principal amount of $50.0 million and a fixed-to-floating rate of 5.50%. The rate remains fixed until June 1, 2028, then adjusts on a quarterly basis to three-month LIBOR + 2.37%. The Bank may redeem the notes, beginning with the interest payment due on June 1, 2028, in whole or in part at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. Deferred issuance costs of $1.1 million are being amortized on a straight-line basis over the term of the notes.
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
Interest on the debentures issued to First Commonwealth Capital Trust III is paid quarterly at a floating rate of three-month LIBOR + 2.85% which is reset quarterly. Subject to regulatory approval, First Commonwealth may redeem the debentures, in whole or in part, at its option on any interest payment date at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption. Deferred issuance costs of $0.6 million are being amortized on a straight-line basis over the term of the securities.
Interest on the debentures issued to First Commonwealth Capital Trust II is paid quarterly at a floating rate of three-month LIBOR + 2.85%, which is reset quarterly. Subject to regulatory approval, First Commonwealth may redeem the debentures, in

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

whole or in part, at its option at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption. Deferred issuance costs of $0.5 million are being amortized on a straight-line basis over the term of the securities.
In order to reduce its exposure to variability in expected future cash flows related to interest payments on First Commonwealth Capital Trust II and III, the Company entered into two interest rate swap contracts that are designated as cash flow hedges. These contracts fix the LIBOR based portion of the interest rate on Capital Trust II at 1.515% until August 15, 2024 and on Capital Trust III at 1.525% until August 15, 2026. Additional information related to these cash flow hedges can be found in Note 11- "Derivatives".
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $2.2 million and $0.8 million in commission expense as of September 30, 2021 and 2020, respectively.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$3,118	$2,554	$8,340	$6,774
Service charges on deposit accounts	4,770	4,035	13,127	12,066
Insurance and retail brokerage commissions	2,218	2,156	6,368	5,982
Card-related interchange income	7,052	6,441	20,885	17,589
Gain on sale of other loans and assets	125	520	630	853
Other income	1,064	945	3,146	2,713
Noninterest Income (in-scope of Topic 606)	18,347	16,651	52,496	45,977
Noninterest Income (out-of-scope of Topic 606)	8,898	10,118	28,190	21,877
Total Noninterest Income	$27,245	$26,769	$80,686	$67,854

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 Subsequent Event
On October 26, 2021, the Board of Directors authorized a new $25.0 million share repurchase program of the Company's common stock. Under the new program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in a manner that is intended to comply with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. First Commonwealth may suspend or discontinue the program at any time.
Subsequent to September 30, 2021, as the result of a borrower initiated sale, a $6.9 million nonperforming commercial real estate loan with a $0.3 million specific reserve was sold at par. This loan accounted for 22.5% of our nonperforming loans as of September 30, 2021.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and nine months ended September 30, 2021 and 2020, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 57 and 65 for the nine and three months ended September 30, 2021 and 2020, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)
Net Income	$34,092	$19,186	$103,481	$47,764
Per Share Data:
Per Share Data: Basic Earnings per Share	$0.36	$0.20	$1.08	$0.49
Diluted Earnings per Share	0.36	0.20	1.08	0.49
Cash Dividends Declared per Common Share	0.115	0.110	0.340	0.330
Average Balance:
Total assets	$9,502,501	$9,389,965	$9,362,908	$8,925,315
Total equity	1,113,789	1,088,101	1,096,282	1,077,030
End of Period Balance:
Net loans (1)			$6,658,320	$6,899,407
Total assets			9,477,854	9,289,366
Total deposits			7,936,485	7,703,907
Total equity			1,112,855	1,072,831
Key Ratios:
Return on average assets	1.42%	0.81%	1.48%	0.71%
Return on average equity	12.14%	7.01%	12.62%	5.92%
Dividends payout ratio	31.94%	55.00%	31.48%	67.35%
Average equity to average assets ratio	11.72%	11.59%	11.71%	12.07%
Net interest margin	3.23%	3.11%	3.27%	3.34%
Net loans to deposits ratio			83.90%	89.56%
(1) Includes loans held for sale.

Results of Operations
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net Income
For the nine months ended September 30, 2021, First Commonwealth had net income of $103.5 million, or $1.08 diluted earnings per share, compared to net income of $47.8 million, or $0.49 diluted earnings per share, in the nine months ended September 30, 2020. The increase in net income was primarily the result of a $1.4 million provision for credit losses recognized during the nine months ended September 30, 2021 compared to $49.0 million recognized in the same period in 2020. Additionally, noninterest income increased $12.8 million and noninterest expense decreased $2.8 million during the nine months ended September 30, 2021 compared to the same period in 2020. These positive changes were partially offset by a $15.2 million increase in the income tax provision due to higher income before income taxes.
For the nine months ended September 30, 2021, the Company’s return on average equity was 12.62% and its return on average assets was 1.48%, compared to 5.92% and 0.71%, respectively, for the nine months ended September 30, 2020.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $209.1 million in the first nine months of 2021, compared to $201.9 million for the same period in 2020. The increase in net interest income can be attributed to a 35 basis point decrease in the cost of interest-bearing liabilities offset by a 34 basis point decrease in the yield on interest-earning assets and a $479.9 million increase in interest-earning assets. Net interest income comprises the majority of our operating revenue (net interest

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

income before provision expense plus noninterest income), at 72.1% and 74.7% for the nine months ended September 30, 2021 and 2020, respectively.
The net interest margin on a fully taxable equivalent basis was 3.27% and 3.34% for the nine months ended September 30, 2021 and September 30, 2020, respectively. The decline in the net interest margin is primarily attributable to the lower level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 3.45% for the nine months ended September 30, 2021, a decrease of 34 basis points compared to the 3.79% yield for the same period in 2020. This decrease is largely due to a decline in the investment portfolio yield, which decreased by 46 basis points when compared to the nine months ended September 30, 2020. Contributing to this decline was the yield on our adjustable and variable rate commercial loan portfolio, which declined 61 basis points as a result of the Federal Reserve's decrease of short-term interest rates in March 2020. During the first quarter of 2020, the Federal Reserve decreased the Federal Funds target rate by 150 basis points.

The loan yield for the nine months ended September 30, 2021, decreased 19 basis points and was impacted by $380.6 million in average PPP loans outstanding during the period. These loans were originated under the CARES Act and have a stated loan rate of 1% and a yield of 6.72% for the nine months ended September 30, 2021. During the nine months ended September 30, 2020, PPP loans averaged $327.0 million with a yield of 2.69%. The yield on PPP loans includes the recognition of PPP loan deferred processing fees, net of deferred origination costs, of $16.3 million for the nine months ended September 30, 2021. These amounts are recognized in interest income as a yield adjustment over the life of the loan with accelerated recognition when a loan is forgiven or paid off. As of September 30, 2021, we expect to recognize additional PPP-related deferred processing fees, net of origination costs, of approximately $6.3 million as an adjustment to yield over the remaining terms of the loans. The balance of PPP loans outstanding at September 30, 2021 totaled $152.1 million. During the nine months ended September 30, 2021, PPP loans generated $19.1 million in income compared to $6.6 million during the same period in 2020. For the nine months ended September 30, 2021, PPP loans increased the yield on total loans by 16 basis points and the net interest margin by 16 basis points. During the nine months ended September 30, 2021, the Company originated $255.8 million in new PPP loans and processed forgiveness on $578.7 million of PPP loans originated in prior quarters.

The investment portfolio yield decreased 46 basis points in comparison to the prior year as a result of lower short-term interest rates. Investment portfolio purchases during the nine months ended September 30, 2021 have been primarily in obligations of U.S. government agencies, obligations of other government-sponsored enterprises and obligations of states and political subdivisions with durations of approximately four to five years and a corporate bond with a duration of nine years. Additionally, as a result of excess liquidity caused by significant growth in deposits during the past year, the average balance of interest-bearing deposits with banks, primarily represented by deposits placed with the Federal Reserve, has increased from $173.1 million in 2020 to $340.9 million in 2021. The impact of the level and rate paid on interest-bearing deposits with banks decreased the yield on earning assets by 14 basis points for the nine months ended September 30, 2021.
Decreases in the cost of interest-bearing liabilities partially offset the negative impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities decreased to 0.29% for the nine months ended September 30, 2021, from 0.64% for the same period in 2020. Deposit growth due to the retention of PPP loan proceeds and the deposit of Federal stimulus checks combined to allow for the payoff of $50.0 million in short-term borrowings in May 2021, contributing to a decline in average short-term borrowings of $28.8 million for the nine months ended September 30, 2021 compared to the same period in 2020. Lower market interest rates and management's efforts to reduce deposit costs resulted in the cost of interest-bearing deposits decreasing 35 basis points and short-term borrowings decreasing 52 basis points in comparison to the same period last year.
For the nine months ended September 30, 2021, changes in interest rates negatively impacted net interest income by $3.1 million when compared with the same period in 2020. The lower yield on interest-earning assets negatively impacted net interest income by $14.6 million, while the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $11.5 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $10.3 million for the nine months ended September 30, 2021, as compared to the same period in 2020. Higher levels of interest-earning assets resulted in an increase of $6.7 million in interest income, and changes in the volume and mix of interest-bearing liabilities decreased interest expense by $3.6 million, primarily due to a decrease in time deposits. Average earning assets for the nine months ended September 30, 2021 increased $479.9 million, or 5.9%, compared to the same period in 2020. Average loans for the comparable period increased $101.4 million, or 1.5%.
Net interest income also benefited from a $580.5 million increase in average net free funds at September 30, 2021 as compared to September 30, 2020. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $525.7 million, or 25.9%, in noninterest-bearing demand deposit average balances, primarily due to deposit growth related to PPP loan proceeds and government stimulus payments. Average time deposits for the nine months ended September 30, 2021 decreased by $298.5 million compared to the comparable period in 2020, while the average rate paid on time deposits decreased 95 basis points compared to the same period in 2020.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the nine months ended September 30:

	2021	2020
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$220,308	$227,903
Adjustment to fully taxable equivalent basis	834	1,129
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	221,142	229,032
Interest expense	12,021	27,124
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$209,121	$201,908

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the nine months ended September 30:

	2021			2020
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$340,872	$297	0.12%	$173,058	$163	0.13%
Tax-free investment securities	28,805	582	2.70	47,197	1,075	3.04
Taxable investment securities	1,416,373	18,612	1.76	1,187,354	19,600	2.20
Loans, net of unearned income (b)(c)	6,772,239	201,651	3.98	6,670,819	208,194	4.17
Total interest-earning assets	8,558,289	221,142	3.45	8,078,428	229,032	3.79
Noninterest-earning assets:
Cash	93,108			98,345
Allowance for credit losses	(103,654)			(72,256)
Other assets	815,165			820,798
Total noninterest-earning assets	804,619			846,887
Total Assets	$9,362,908			$8,925,315
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,531,928	$332	0.03%	$1,534,147	$1,702	0.15%
Savings deposits (d)	3,256,381	2,531	0.10	3,000,925	8,494	0.38
Time deposits	467,653	1,890	0.54	766,106	8,560	1.49
Short-term borrowings	117,478	77	0.09	146,270	670	0.61
Long-term debt	207,225	7,191	4.64	233,818	7,698	4.40
Total interest-bearing liabilities	5,580,665	12,021	0.29	5,681,266	27,124	0.64
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	2,556,078			2,030,364
Other liabilities	129,883			136,655
Shareholders’ equity	1,096,282			1,077,030
Total Noninterest-Bearing Funding Sources	3,782,243			3,244,049
Total Liabilities and Shareholders’ Equity	$9,362,908			$8,925,315
Net Interest Income and Net Yield on Interest-Earning Assets		$209,121	3.27%		$201,908	3.34%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the nine months ended September 30, 2021 and 2020.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the nine months ended September 30, 2021 compared with September 30, 2020:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$134	$163	$(29)
Tax-free investment securities	(493)	(419)	(74)
Taxable investment securities	(988)	3,772	(4,760)
Loans	(6,543)	3,166	(9,709)
Total interest income (b)	(7,890)	6,682	(14,572)
Interest-bearing liabilities:
Interest-bearing demand deposits	(1,370)	(2)	(1,368)
Savings deposits	(5,963)	727	(6,690)
Time deposits	(6,670)	(3,329)	(3,341)
Short-term borrowings	(593)	(131)	(462)
Long-term debt	(507)	(876)	369
Total interest expense	(15,103)	(3,611)	(11,492)
Net interest income	$7,213	$10,293	$(3,080)

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the nine months ended September 30:

	2021		2020
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$6,898	293%	$10,231	21%
Time and demand	6,849	291
Commercial credit cards	49	2
Real estate construction	(3,768)	(160)	924	2
Residential real estate	(1,732)	(74)	4,780	10
Residential first lien	(632)	(27)
Residential junior lien/home equity	(1,100)	(47)
Commercial real estate	(5,784)	(246)	24,739	50
Multifamily	(2,408)	(103)
Nonowner occupied	(880)	(37)
Owner occupied	(2,496)	(106)
Loans to individuals	6,736	287	8,364	17
Automobile	5,642	240
Consumer credit cards	182	8
Consumer other	912	39
Provision for credit losses on loans	$2,350	100%	$49,038	100%
Provision for off-balance sheet credit exposure	(997)		—
Total provision for credit losses	$1,353		$49,038
The provision for credit losses on loans for the nine months ended September 30, 2021 decreased in comparison to the nine months ended September 30, 2020 by $46.7 million. The level of provision expense in the nine months ended September 30, 2021 is primarily the result of an improved economic forecast, which reflects a decline in the impact of the COVID-19 pandemic on the economy and expected loan losses. The provision for credit losses on loans was also impacted by a decrease of $6.4 million in reserves on individually analyzed loans. The total provision for credit losses was impacted by a $1.0 million decrease in expense related to a decline in reserves for off-balance sheet commitments.
Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans. As previously indicated, an improved economic forecast provided for a lower level of allowance for credit losses and therefore resulted in $2.4 million in provision expense for the nine months ended September 30, 2021. Two loan categories, commercial, financial, agricultural and other loans as well as loans to individuals, reflected provision expense during the nine-month period of 2021. The provision expense for Commercial, financial, agricultural and other loans was primarily due to loan growth, net charge-offs and an increase in qualitative reserves. Provision expense for Loans to individuals can be attributed to loan growth in that category as well as net charge-offs.
The level of provision expense in the first nine months of 2020 was primarily to build the allowance for loan loss in order to provide for credit losses related to the COVID-19 pandemic. Contributing to the higher provision during the nine months ended September 30, 2020 was $5.7 million in specific reserves for four commercial real estate borrowers that were placed on nonaccrual status during the first nine months of 2020. Additionally, $27.9 million of the provision expense was attributable to higher qualitative reserves due the uncertain economic environment resulting from COVID-19. Net charge-offs during the first nine months of 2020 totaled $12.4 million.
The allowance for credit losses was $94.2 million, or 1.40%, of total loans outstanding at September 30, 2021, compared to $101.3 million, or 1.50%, at December 31, 2020 and $88.3 million, or 1.27%, at September 30, 2020. Nonperforming loans as a percentage of total loans decreased to 0.56% at September 30, 2021 from 0.80% at December 31, 2020 and 0.71% as of September 30, 2020. The allowance to nonperforming loan ratio was 247.30%, 187.43% and 177.58% as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively.

Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at September 30, 2021.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the nine months ended September 30, 2021 and 2020 and the year-ended December 31, 2020:

	September 30, 2021	September 30, 2020	December 31, 2020
	(dollars in thousands)
Balance, beginning of period	$101,309	$51,637	$51,637
Adoption of accounting standard - ASU 2016-13(1)	—	—	13,393
Loans charged off:
Commercial, financial, agricultural and other	6,522	5,166	6,318
Real estate construction	—	—	—
Residential real estate	130	933	1,040
Commercial real estate	1,659	2,417	4,939
Loans to individuals	3,199	5,245	6,953
Total loans charged off	11,510	13,761	19,250
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	299	189	314
Real estate construction	135	26	26
Residential real estate	309	312	414
Commercial real estate	130	154	312
Loans to individuals	1,163	712	991
Total recoveries	2,036	1,393	2,057
Net charge-offs	9,474	12,368	17,193
Provision for credit losses on loans charged to expense	2,350	49,038	53,472
Balance, end of period	$94,185	$88,307	$101,309
Net charge-offs as a percentage of average loans outstanding (annualized)	0.19%	0.25%	0.26%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.40%	1.27%	1.50%
Allowance for credit losses as a percentage of end-of-period loans outstanding, excluding PPP loans	1.43%	1.38%	1.61%
(1) CECL was adopted on December 31, 2020 in accordance with relief provided under the CARES Act.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the nine months ended September 30:

	2021	2020	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$8,340	$6,774	$1,566	23%
Service charges on deposit accounts	13,127	12,066	1,061	9
Insurance and retail brokerage commissions	6,368	5,982	386	6
Income from bank owned life insurance	4,946	4,963	(17)	—
Card-related interchange income	20,885	17,589	3,296	19
Swap fee income	1,715	864	851	98
Other income	6,022	5,314	708	13
Subtotal	61,403	53,552	7,851	15
Net securities gains	16	47	(31)	(66)
Gain on sale of mortgage loans	11,615	13,226	(1,611)	(12)
Gain on sale of other loans and assets	6,281	3,151	3,130	99
Derivatives mark to market	1,371	(2,122)	3,493	(165)
Total noninterest income	$80,686	$67,854	$12,832	19%
Total noninterest income, excluding net securities gains, gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market for the nine months ended September 30, 2021 increased $7.9 million, or 15%, compared to the nine months ended September 30, 2020. Card-related interchange income increased $3.3 million due to growth in customer accounts and transactions and trust income increased $1.6 million as a result of growth in assets under management. Service charges on deposit accounts increased $1.1 million as customer activity began to return to pre-COVID levels, and swap fee income increased $0.9 million due to growth in interest rate swaps entered into for our commercial customers.
Total noninterest income increased $12.8 million, or 19%, compared to the same period in the prior year. The most significant changes, other than the changes noted above, include $3.5 million in the mark to market adjustment on interest rate swaps entered into for our commercial customers. This adjustment does not reflect a realized gain on the swaps, but rather relates to changes in fair value due to movements in corporate bond spreads and swap rates. The gain on sale of other loans and assets increased $3.1 million due to a higher volume of loans, primarily SBA loans, being sold in the first nine months of 2021 compared to the same period in 2020. Gain on sale of mortgage loans decreased $1.6 million as a result of changes in volume and the spread received on mortgage loans sold.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the nine months ended September 30:

	2021	2020	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$88,084	$87,573	$511	1%
Net occupancy	12,614	13,979	(1,365)	(10)
Furniture and equipment	11,866	11,468	398	3
Data processing	9,440	7,804	1,636	21
Advertising and promotion	3,829	3,800	29	1
Pennsylvania shares tax	3,347	3,246	101	3
Intangible amortization	2,597	2,792	(195)	(7)
Other professional fees and services	3,150	2,755	395	14
FDIC insurance	1,964	1,637	327	20
Other operating	19,316	18,351	965	5
Subtotal	156,207	153,405	2,802	2
Loss on sale or write-down of assets	223	416	(193)	(46)
COVID-19 related	357	567	(210)	(37)
Voluntary early retirement	—	3,304	(3,304)	(100)
Branch consolidation	18	2,544	(2,526)	(99)
Litigation and operational losses	1,624	1,038	586	56
Total noninterest expense	$158,429	$161,274	$(2,845)	(2)%
Noninterest expense decreased $2.8 million, or 1.8%, for the nine months ended September 30, 2021 compared to the same period in 2020. Contributing to the decline in expense in 2021 is the recognition in 2020 of $3.3 million in voluntary early retirement expense and $2.5 million in branch consolidation expenses. There were no similar expenses in 2021. Also contributing to the decrease in noninterest expense is a $1.4 million decline in net occupancy expense as a result of the branch consolidation efforts in 2020. Offsetting these is a $1.6 million increase in data processing expense related to updates to our digital banking product offerings and a $1.0 million increase in other operating expense resulting from a $1.2 million credit in unfunded commitment expense recognized in 2020, with no similar credit in 2021. As a result of the adoption of CECL, the unfunded commitment expense is now recorded as part of provision for credit losses.
Income Tax
The provision for income taxes increased $15.2 million for the nine months ended September 30, 2021, compared to the corresponding period in 2020.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the nine months ended September 30, 2021 and 2020.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an annual effective tax rate of 19.9% and 18.1% for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, our deferred tax assets totaled $24.6 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Net Income
For the three months ended September 30, 2021, First Commonwealth recognized net income of $34.1 million, or $0.36 diluted earnings per share, compared to net income of $19.2 million, or $0.20 diluted earnings per share, in the three months ended September 30, 2020. The increase in net income was primarily the result of an $11.8 million decrease in the provision for credit losses on loans, a $4.3 million increase in net interest income, and a $3.2 million decrease in noninterest expense.
For the three months ended September 30, 2021, the Company’s return on average equity was 12.14% and its return on average assets was 1.42%, compared to 7.01% and 0.81%, respectively, for the three months ended September 30, 2020.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $70.9 million in the third quarter of 2021, compared to $66.7 million for the same period in 2020. This increase was the result of $0.2 billion of growth in average interest-earning assets combined with a $0.3 billion decrease in interest-bearing liabilities. The impact of these changes resulted in a 12 basis point increase in the net interest margin. Net interest income comprises the majority of our operating revenue (i.e. net interest income before provision expense plus noninterest income), at 72.2% and 71.3% for the three months ended September 30, 2021 and 2020, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.23% and 3.11% for the three months ended September 30, 2021 and September 30, 2020, respectively. The increase in the net interest margin is attributable to both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 3.39% for the three months ended September 30, 2021, a decrease of 6 basis points compared to the 3.45% yield for the same period in 2020. This is largely due to a decrease in the investment portfolio yield, which declined by 32 basis points offset by a 9 basis point increase in the loan portfolio yield when compared to the three months ended September 30, 2020. Also impacting the yield on loans was PPP loans originated under the CARES Act, which have a stated rate of 1% and a yield of 10.05% during the three months ended September 30,2021. The yield on PPP loans includes the recognition of PPP loan deferred processing fees, net of deferred origination costs, of $5.1 million. These loans increased the average balance of loans by $225.3 million and generated $5.7 million in income for the third quarter of 2021, causing a 21 basis point increase in the yield on loans and an 18 basis point increase in the net interest margin.
The cost of interest-bearing liabilities decreased to 0.25% for the three months ended September 30, 2021, from 0.49% for the same period in 2020, primarily due to a decrease in the cost of savings deposits and time deposits. Lower market interest rates resulted in the cost of savings deposits decreasing 18 basis points and time deposits decreasing 92 basis points in comparison to the same period last year.
For the three months ended September 30, 2021, changes in interest rates positively impacted net interest income by $2.9 million when compared with the same period in 2020. The higher yield on loans contributed to interest-earning assets positively impacting net interest income by $0.6 million, while a decrease in the cost of interest-bearing liabilities positively impacted net interest income by $2.3 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $1.3 million during the three months ended September 30, 2021, as compared to the same period in 2020. The mix of interest-earning assets resulted in a decrease of $0.1 million in interest income while changes in the volume and mix of interest-bearing liabilities decreased interest expense by $1.4 million. Average interest-earning assets for the three months ended September 30, 2021 increased $172.5 million, or 2.0%, compared to the same period in 2020. Average loans for the comparable period decreased $211.7 million, or 3.0%, due to a $347.2 million decline in average PPP loans.
Net interest income also benefited from a $428.2 million increase in average net free funds at September 30, 2021 as compared to September 30, 2020. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $365.9 million, or 16.0%, in noninterest-bearing demand deposit average balances. Average time deposits for the three months ended September 30, 2021 decreased by $279.0 million compared to the comparable period in 2020, decreasing interest expense by $1.0 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended September 30:

	2021	2020
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$74,196	$73,593
Adjustment to fully taxable equivalent basis	235	373
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	74,431	73,966
Interest expense	3,551	7,224
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$70,880	$66,742

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended September 30:

	2021			2020
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$323,414	$130	0.16%	$343,689	$94	0.11%
Tax-free investment securities	27,360	180	2.61	45,706	338	2.94
Taxable investment securities	1,586,611	6,665	1.67	1,163,857	5,757	1.97
Loans, net of unearned income (b)(c)	6,763,739	67,456	3.96	6,975,402	67,777	3.87
Total interest-earning assets	8,701,124	74,431	3.39	8,528,654	73,966	3.45
Noninterest-earning assets:
Cash	94,811			100,751
Allowance for credit losses	(102,503)			(83,237)
Other assets	809,069			843,797
Total noninterest-earning assets	801,377			861,311
Total Assets	$9,502,501			$9,389,965
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,587,855	$112	0.03%	$1,669,157	$234	0.06%
Savings deposits (d)	3,311,473	781	0.09	3,149,419	2,139	0.27
Time deposits	417,274	376	0.36	696,227	2,248	1.28
Short-term borrowings	118,112	19	0.06	124,670	35	0.11
Long-term debt	182,623	2,263	4.92	233,588	2,568	4.37
Total interest-bearing liabilities	5,617,337	3,551	0.25	5,873,061	7,224	0.49
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,647,089			2,281,200
Other liabilities	124,286			147,603
Shareholders’ equity	1,113,789			1,088,101
Total noninterest-bearing funding sources	3,885,164			3,516,904
Total Liabilities and Shareholders’ Equity	$9,502,501			$9,389,965
Net Interest Income and Net Yield on Interest-Earning Assets		$70,880	3.23%		$66,742	3.11%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended September 30, 2021 and 2020.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended September 30, 2021 compared with September 30, 2020:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$36	$(6)	$42
Tax-free investment securities	(158)	(136)	(22)
Taxable investment securities	908	2,093	(1,185)
Loans	(321)	(2,059)	1,738
Total interest income (b)	465	(108)	573
Interest-bearing liabilities:
Interest-bearing demand deposits	(122)	(12)	(110)
Savings deposits	(1,358)	110	(1,468)
Time deposits	(1,872)	(898)	(974)
Short-term borrowings	(16)	(2)	(14)
Long-term debt	(305)	(560)	255
Total interest expense	(3,673)	(1,362)	(2,311)
Net interest income	$4,138	$1,254	$2,884

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the three months ended September 30:

	2021		2020
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$(1,644)	286%	$3,682	33%
Time and demand	(1,561)	271
Commercial credit cards	(83)	15
Real estate construction	48	(8)	270	3
Residential real estate	(215)	37	(870)	(8)
Residential first lien	39	(7)
Residential junior lien/home equity	(254)	44
Commercial real estate	(1,143)	198	7,648	68
Multifamily	(548)	95
Nonowner occupied	(893)	155
Owner occupied	298	(52)
Loans to individuals	2,378	(413)	482	4
Automobile	1,984	(344)
Consumer credit cards	84	(15)
Consumer other	310	(54)
Provision for credit losses on loans	$(576)	100%	$11,212	100%
Provision for off-balance sheet credit exposure	906		—
Total provision for credit losses	$330		$11,212

The provision for credit losses on loans for the three months ended September 30, 2021 decreased in comparison to the three months ended September 30, 2020 by $11.8 million. The level of provision expense in the third quarter of 2021 is primarily the result of an improved economic forecast, which reflects a decline in the impact of the COVID-19 pandemic on the economy and expected loan losses. The third quarter 2021 provision expense was also impacted by the release of a $1.1 million specific reserve on a nonaccrual loan that paid off during the third quarter. The improvement in the provision for credit losses on loans was offset by a $0.9 million provision for off-balance sheet credit exposure due to an increase in the level of unfunded commitments. Net charge-offs for the three months ended September 30, 2021 were $2.3 million.
The level of provision expense in the third quarter of 2020 was primarily due to a $5.6 million increase in qualitative reserves as a result of the uncertain economic environment related to COVID-19 and a $1.1 million increase in specific reserves related to four commercial loan relationships. Net charge-offs for the three months ended September 30, 2020 were $4.3 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended September 30, 2021 and 2020 and the year-ended December 31, 2020:

	9/30/2021	9/30/2020	12/31/2020
	(dollars in thousands)
Balance, beginning of period	$97,038	$81,441	$51,637
Adoption of accounting standard - ASU 2016-13(1)	—	—	13,393
Loans charged off:
Commercial, financial, agricultural and other	2,066	3,395	6,318
Real estate construction	—	—	—
Residential real estate	11	283	1,040
Commercial real estate	102	—	4,939
Loans to individuals	727	1,229	6,953
Total loans charged off	2,906	4,907	19,250
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	106	57	314
Real estate construction	—	—	26
Residential real estate	98	166	414
Commercial real estate	90	110	312
Loans to individuals	335	228	991
Total recoveries	629	561	2,057
Net charge-offs	2,277	4,346	17,193
Provision for credit losses on loans charged to expense	(576)	11,212	53,472
Balance, end of period	$94,185	$88,307	$101,309

Noninterest Income
The following table presents the components of noninterest income for the three months ended September 30:

	2021	2020	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$3,118	$2,554	$564	22%
Service charges on deposit accounts	4,770	4,035	735	18
Insurance and retail brokerage commissions	2,218	2,156	62	3
Income from bank owned life insurance	1,486	1,547	(61)	(4)
Card-related interchange income	7,052	6,441	611	9
Swap fee income	317	41	276	673
Other income	2,101	1,827	274	15
Subtotal	21,062	18,601	2,461	13
Net securities gains	—	20	(20)	(100)
Gain on sale of mortgage loans	3,485	6,437	(2,952)	(46)
Gain on sale of other loans and assets	2,480	1,871	609	33
Derivatives mark to market	218	(160)	378	(236)
Total noninterest income	$27,245	$26,769	$476	2%

Total noninterest income for the three months ended September 30, 2021 increased $0.5 million, or 2%, in comparison to the three months ended September 30, 2020. The most significant changes include a $0.6 million increase in gain on sale of other loans and assets due to an increase in the volume of SBA loans sold during the quarter. Additionally, card-related interchange income increased $0.6 million and service charges on deposits increased $0.7 million due to growth in customer accounts and

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

transactions. Gain on sale of mortgage loans declined $3.0 million for the three months ended September 30, 2021 compared to the comparable period in 2020 due to changes in the volume and spreads on mortgage loans sold.
Noninterest Expense
The following table presents the components of noninterest expense for the three months ended September 30:

	2021	2020	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$31,066	$28,823	$2,243	8%
Net occupancy	3,960	4,609	(649)	(14)
Furniture and equipment	4,052	4,033	19	—
Data processing	3,196	2,741	455	17
Advertising and promotion	1,150	1,115	35	3
Pennsylvania shares tax	1,257	1,254	3	—
Intangible amortization	868	939	(71)	(8)
Other professional fees and services	1,308	937	371	40
FDIC insurance	830	876	(46)	(5)
Other operating	6,530	6,555	(25)	—
Subtotal	54,217	51,882	2,335	5
Loss on sale or write-down of assets	171	63	108	171
COVID-19 related	50	125	(75)	(60)
Voluntary early retirement	—	3,304	(3,304)	(100)
Branch consolidation	—	2,544	(2,544)	(100)
Litigation and operational losses	589	329	260	79
Total noninterest expense	$55,027	$58,247	$(3,220)	(6)%

Noninterest expense decreased $3.2 million, or 6%, for the three months ended September 30, 2021 compared to the same period in 2020. The decrease is a result of $3.3 million in voluntary early retirement expense and $2.5 million in branch consolidation expense recognized during the three months ended September 30, 2020. There were no similar expenses during the three months ended September 30, 2021. Offsetting these declines is an increase in salary and employee benefit expense of $2.2 million, primarily due to increases in hospitalization and incentive expense as well as additional employees hired to support the Company's expansion into equipment financing.
Income Tax
The provision for income taxes increased $3.9 million for the three months ended September 30, 2021, compared to the corresponding period in 2020.  The effective tax rate increased 80 basis points from 19.0% to 19.8% due to a $18.9 million increase in income before income taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended September 30, 2021 and 2020.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first nine months of 2021, the maturity and redemption of investment securities provided $443.5 million in liquidity. These funds contributed to the liquidity used to originate loans, purchase investment securities and fund depositor withdrawals.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of September 30, 2021, our maximum borrowing capacity under this program was $1.4 billion, and as of that date there was $7.5 million outstanding with an average weighted rate of 0.50% and an average original term of 304 days. These deposits are part of a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At September 30, 2021, the borrowing capacity under this program totaled $950.8 million and there was no balance outstanding. As of September 30, 2021, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.8 billion and as of that date amounts used against this capacity included $5.7 million in outstanding borrowings and no outstanding letters of credit.
We also have available unused federal funds lines with four correspondent banks. These lines have an aggregate commitment of $160.0 million with no outstanding balance as of September 30, 2021. In addition, we have available unused repo lines with three correspondent banks. These lines have an aggregate commitment of $621.4 million with no outstanding balance as of September 30, 2021.
First Commonwealth Financial Corporation has an unsecured $20.0 million line of credit with another financial institution. As of September 30, 2021, there are no amounts outstanding on this line.
First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$2,656,229	$2,319,958
Interest-bearing demand deposits(a)	265,782	250,353
Savings deposits(a)	4,609,393	4,305,391
Time deposits	405,081	562,964
Total	$7,936,485	$7,438,666
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
During the first nine months of 2021, total deposits increased $497.8 million. Interest-bearing demand and savings deposits increased $319.4 million, noninterest-bearing demand deposits increased $336.3 million and time deposits decreased $157.9 million. The deposit increase is a result of elevated customer deposit balances from PPP loan proceeds and the deposit of Federal stimulus checks into our customers' deposit accounts.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.49 and 0.51 at September 30, 2021 and December 31, 2020, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is the gap analysis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$578,757	$447,361	$948,738	$1,974,856	$3,752,879	$952,679
Investments	121,940	98,055	182,492	402,487	777,763	474,791
Other interest-earning assets	240,095	—	—	240,095	—	—
Total interest-sensitive assets (ISA)	940,792	545,416	1,131,230	2,617,438	4,530,642	1,427,470
Certificates of deposit	97,627	77,165	111,155	285,947	117,579	1,450
Other deposits	4,875,175	—	—	4,875,175	—	—
Borrowings	190,120	199	398	190,717	3,182	101,769
Total interest-sensitive liabilities (ISL)	5,162,922	77,364	111,553	5,351,839	120,761	103,219
Gap	$(4,222,130)	$468,052	$1,019,677	$(2,734,401)	$4,409,881	$1,324,251
ISA/ISL	0.18	7.05	10.14	0.49	37.52	13.83
Gap/Total assets	44.55%	4.94%	10.76%	28.85%	46.53%	13.97%

	December 31, 2020
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$596,292	$495,759	$942,174	$2,034,225	$3,424,936	$1,270,694
Investments	109,706	82,052	158,357	350,115	495,013	150,976
Other interest-earning assets	256,572	—	—	256,572	—	—
Total interest-sensitive assets (ISA)	962,570	577,811	1,100,531	2,640,912	3,919,949	1,421,670
Certificates of deposit	163,340	120,458	135,285	419,083	141,577	2,153
Other deposits	4,555,744	—	—	4,555,744	—	—
Borrowings	189,645	50,105	209	239,959	1,673	104,166
Total interest-sensitive liabilities (ISL)	4,908,729	170,563	135,494	5,214,786	143,250	106,319
Gap	$(3,946,159)	$407,248	$965,037	$(2,573,874)	$3,776,699	$1,315,351
ISA/ISL	0.20	3.39	8.12	0.51	27.36	13.37
Gap/Total assets	43.52%	4.49%	10.64%	28.38%	41.65%	14.51%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12-month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2021 ($)	$(8,343)	$(5,367)	$6,730	$11,130
September 30, 2021 (%)	(3.00)%	(1.93)%	2.42%	4.00%

December 31, 2020 ($)	$(4,911)	$(2,621)	$3,340	$6,229
December 31, 2020 (%)	(1.79)%	(0.95)%	1.22%	2.27%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2021 ($)	$(21,583)	$(15,554)	$14,323	$29,677
September 30, 2021 (%)	(7.76)%	(5.59)%	5.15%	10.67%

December 31, 2020 ($)	$(13,807)	$(9,175)	$9,921	$18,408
December 31, 2020 (%)	(5.03)%	(3.34)%	3.61%	6.70%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the nine months ended September 30, 2021 and 2020, the cost of our interest-bearing liabilities averaged 0.29% and 0.64%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.45% and 3.79%, respectively.
During the third quarter of 2021, after considering the excess liquidity position of First Commonwealth and the banking industry, management revised its interest rate assumptions related to its ability to lag deposit rate increases for the first two 25 basis point interest rate increases by the Federal Reserve. The results of this assumption change, which extended the repricing of core deposits, are reflected in the September 30, 2021 results in the above sensitivity tables for gradual and immediate interest rate changes.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $6.4 million at September 30, 2021 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first nine months of 2021, 28 loans totaling $8.1 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans increased $0.4 million from December 31, 2020. Changes during the first nine months of 2021 can be attributed to new restructurings in conjunction with bankruptcy. Please refer to Note 7 “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications typically provide for the deferral of both principal and interest for 90 days. The CARES Act, along with a joint agency statement issued by banking regulators, provides that modifications meeting certain criteria made in response to COVID-19 do not need to be accounted for as troubled debt restructuring. As of September 30, 2021, loan

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

customers with an aggregate principal balance of $29.9 million were still in a payment deferral period. It is possible that some of these deferrals will be extended in order to provide support for certain COVID-19 impacted customers.

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
Nonperforming loans, including loans held for sale, decreased $16.0 million to $38.1 million at September 30, 2021 compared to $54.1 million at December 31, 2020. During the nine months ended September 30, 2021, $16.5 million of loans were moved to nonaccrual, including the transfer of one commercial real estate relationship totaling $6.3 million and a commercial, financial, industrial loan relationship totaling $7.6 million. Offsetting these additions was a sale of a $5.0 million commercial real estate relationship, the $7.3 million payoff of two commercial, financial, agriculture and other relationships, a $0.8 million payoff of a commercial real estate relationship and a $1.4 million charge-off of a commercial real estate relationship.
The allowance for credit losses as a percentage of nonperforming loans was 247.30% as of September 30, 2021, compared to 187.43% at December 31, 2020, and 177.58% at September 30, 2020. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $1.0 million and general reserves of $93.2 million as of September 30, 2021. Specific reserves decreased $3.9 million from December 31, 2020, and $6.4 million from September 30, 2020. The decrease from both periods is primarily due to the charge-off and payoffs of relationships with specific reserves assigned. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2021.
Criticized loans totaled $195.8 million at September 30, 2021 and represented 3% of the loan portfolio. The level of criticized loans decreased as of September 30, 2021 when compared to December 31, 2020, by $107.0 million, or 35%. Classified loans totaled $58.8 million at September 30, 2021 compared to $76.2 million at December 31, 2020, a decrease of $17.4 million, or 23%. The decrease in criticized loans is the result of the aforementioned changes in nonperforming loans as well as credit upgrades on borrowers, primarily in the hospitality sector. Delinquency on accruing loans for the same period decreased $3.9 million, or 32%, the majority of which are residential real estate and consumer loans.
The allowance for credit losses was $94.2 million at September 30, 2021, or 1.40% of total loans outstanding, compared to 1.50% reported at December 31, 2020, and 1.27% at September 30, 2020. General reserves, or the portion of the allowance related to loans that were not specifically evaluated, as a percentage of performing loans were 1.39% at September 30, 2021 compared to 1.43% at December 31, 2020 and 1.17% at September 30, 2020. The decrease in the general reserve from December 31, 2020 is reflective of lower unemployment rates utilized to forecast future loan losses at September 30, 2021. The increase in general reserves from September 30, 2020 can be attributed to the adoption of CECL and the related impact of future economic conditions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	September 30,				December 31, 2020
	2021		2020
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$14,466		$38,139		$30,801
Troubled debt restructured loans on nonaccrual basis	16,210		4,511		14,740
Troubled debt restructured loans on accrual basis	7,410		7,078		8,512
Total nonperforming loans	$38,086		$49,728		$54,053
Loans past due 30 to 90 days and still accruing	$7,138		$10,259		$10,638
Loans past due in excess of 90 days and still accruing	$1,135		$1,249		$1,523
Other real estate owned	$502		$1,079		$1,215
Loans held for sale at end of period	$19,925		$37,998		$33,436
Portfolio loans outstanding at end of period	$6,732,580		$6,949,716		$6,761,183
Average loans outstanding	$6,772,239	(a)	$6,670,819	(a)	$6,737,339	(b)
Nonperforming loans as a percentage of total loans	0.56%		0.71%		0.80%
Provision for credit losses on loans	$2,350	(a)	$49,038	(a)	$53,472	(b)
Allowance for credit losses	$94,185		$88,307		$101,309
Net charge-offs	$9,474	(a)	$12,368	(a)	$17,193	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.19%		0.25%		0.26%
Provision for credit losses as a percentage of net charge-offs	24.80%	(a)	396.49%	(a)	311.01%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	1.40%		1.27%		1.50%
Allowance for credit losses as a percentage of end-of-period loans outstanding, excluding PPP loans (c)	1.43%		1.38%		1.61%
Allowance for credit losses as a percentage of nonperforming loans (d)	247.30%		177.58%		187.43%
(a)For the nine-month period ended.
(b)For the twelve-month period ended.
(c)Does not include loans held for sale.
(d)Does not include nonperforming loans held for sale.
The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,224,591	18%	$1,555,986	23%
Real estate construction	424,016	6	427,221	6
Residential real estate	1,875,375	28	1,750,592	26
Commercial real estate	2,231,890	33	2,211,569	33
Loans to individuals	976,708	15	815,815	12
Total loans and leases net of unearned income	$6,732,580	100%	$6,761,183	100%
During the nine months ended September 30, 2021, loans decreased $28.6 million, or 0.4%, compared to balances outstanding at December 31, 2020.
Commercial, financial, agricultural and other loans decreased $331.4 million as the result of a $326.8 million decline in PPP loans.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Real estate construction loans decreased $3.2 million, or 0.8%, primarily due to the completion of commercial real estate construction projects. Residential real estate grew $124.8 million, or 7.1%, primarily due to originations of closed-end 1-4 family mortgage loans. Commercial real estate loans increased $20.3 million, or 0.9%, primarily due to growth in multifamily and nonresidential properties. Loans to individuals increased $160.9 million, or 19.7%, primarily due to growth in the indirect auto and recreational vehicle portfolio.
As indicated in the table below, commercial real estate, commercial, financial and agricultural and residential real estate loans represent a significant portion of the nonperforming loans as of September 30, 2021. See discussions related to the provision for credit losses and loans for more information.

	For the Nine Months Ended September 30, 2021			As of September 30, 2021
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$6,223	65.69%	0.12%	$6,735	17.68%	0.10%
Real estate construction	(135)	(1.43)	—	54	0.14	—
Residential real estate	(179)	(1.89)	—	9,910	26.02	0.14
Commercial real estate	1,529	16.14	0.03	20,889	54.85	0.31
Loans to individuals	2,036	21.49	0.04	498	1.31	0.01
Total loans, net of unearned income	$9,474	100.00%	0.19%	$38,086	100.00%	0.56%
Net charge-offs for the nine months ended September 30, 2021 totaled $9.5 million, compared to $12.4 million for the nine months ended September 30, 2020. The most significant charge-offs during the nine months ended September 30, 2021 included a $3.6 million charge-off related to a commercial loan as well as $2.0 million in net charge-offs related to loans to individuals, primarily indirect auto loans and personal credit lines. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At September 30, 2021, shareholders’ equity was $1.1 billion, an increase of $44.2 million from December 31, 2020. The increase was primarily the result of $103.5 million in net income, $3.1 million in treasury stock sales and an increase of $13.7 million in the fair value of available for sale investments. These increases were partially offset by $32.7 million of dividends paid to shareholders and $16.0 million of common stock repurchases. Cash dividends declared per common share were $0.34 for the nine months ended September 30, 2021 and $0.33 for the nine months ended September 30, 2020.
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
As of September 30, 2021, the Company had $152.1 million in PPP loans outstanding under the CARES Act. Because these loans are 100% guaranteed by the SBA, banking regulators confirmed that they have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the Federal Reserve's PPP Facility from average total assets when calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. The PPP loans originated by the Company are included in our leverage ratio as of September 30, 2021, as we did not utilize the PPP Facility.
As of September 30, 2021, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,064,222	14.95%	$747,543	10.50%	$711,946	10.00%
First Commonwealth Bank	1,024,770	14.44	745,329	10.50	709,837	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$885,720	12.44%	$605,154	8.50%	$569,557	8.00%
First Commonwealth Bank	846,268	11.92	603,362	8.50	567,870	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$885,720	9.63%	$367,761	4.00%	$459,701	5.00%
First Commonwealth Bank	846,268	9.22	366,973	4.00	458,717	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$815,720	11.46%	$498,362	7.00%	$462,765	6.50%
First Commonwealth Bank	846,268	11.92	496,886	7.00	461,394	6.50
On October 26, 2021, First Commonwealth Financial Corporation declared a quarterly dividend of $0.115 per share payable on November 19, 2021 to shareholders of record as of November 5, 2021. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
In January 2021, a share repurchase program was authorized by the Board of Directors for up to an additional $25.0 million in shares of the Company's common stock. As of September 30, 2021, 1,098,253 common shares had been repurchased under this program at an average price of $13.41 per share.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On January 25, 2021, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock. The following table details the amount of shares repurchased under this program in the third quarter of 2021:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
July 31, 2021	263,155	13.66	263,155	1,518,603
August 31, 2021	287,626	13.47	287,626	1,192,752
September 30, 2021	446,736	13.10	446,736	753,663

Total	997,517	$13.35	997,517

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $13.17 at July 31, 2021, $13.52 at August 31, 2021 and $13.63 at September 30, 2021.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable

ITEM 5.    OTHER INFORMATION
    None

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	Amendment One to the FCFC Amended and Restated Non-Qualified Deferred Compensation Plan	Filed herewith

10.2	Amendment Two to the FCFC Amended and Restated Non-Qualified Deferred Compensation Plan	Filed herewith

10.3	Amendment Three to the FCFC Amended and Restated Non-Qualified Deferred Compensation Plan	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements. Note that XBRL tags are embedded within the document.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: November 8, 2021	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: November 8, 2021	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer