Form 10-K
period 2021-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2022-03-01
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Large accelerated filer ☒     Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2021) was approximately $1,331,110,247.
The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of February 25, 2022, was 94,299,094.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 26, 2022 are incorporated by reference into Part III.

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

PART I

ITEM 1.    Business
Overview
First Commonwealth Financial Corporation (“First Commonwealth,” the “Company” or “we”) is a financial holding company headquartered in Indiana, Pennsylvania. First Commonwealth's subsidiaries include, First Commonwealth Bank ("FCB" or the "Bank"), First Commonwealth Insurance Agency, Inc. ("FCIA"), FRAMAL and First Commonwealth Financial Advisors, ("FCFA"). We provide a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services and offer insurance products through FCB and our other operating subsidiaries. At December 31, 2021, we had total assets of $9.5 billion, total loans of $6.9 billion, total deposits of $8.0 billion and shareholders’ equity of $1.1 billion. Our principal executive office is located at 601 Philadelphia Street, Indiana, Pennsylvania 15701, and our telephone number is (724) 349-7220.
FCB is a Pennsylvania bank and trust company. At December 31, 2021, the Bank operated 118 community banking offices throughout western and central Pennsylvania, and northeastern, central and southwestern Ohio, as well as corporate banking centers in Pittsburgh, Pennsylvania, and Columbus, Canton and Cleveland, Ohio, and mortgage banking offices in Wexford, Pennsylvania, and Hudson, Westlake and Lewis Center, Ohio. The Bank also operates a network of 136 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the NYCE and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is a member of the Allpoint ATM network, which allows surcharge-free access to over 55,000 ATMs. The Bank is also a member of the “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of over 350 ATMs in over 50 counties in Pennsylvania, Maryland, New York, and Ohio.
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
In 2015, we expanded into central Ohio through the acquisition of First Community Bank with four branches in the Columbus area. In 2016, we acquired 13 branches from FirstMerit Bank, National Association, in Canton-Massillon and Ashtabula, Ohio and in 2017, we acquired DCB Financial Corp ("DCB") and its banking subsidiary The Delaware County Bank and Trust Company with nine full-service banking offices in the Columbus, Ohio MSA. In 2018, we acquired Garfield Acquisition Corp., and its banking subsidiary Foundation Bank with five full-service banking offices in the Cincinnati, Ohio area. Additionally, since 2014, we have expanded our presence in this Ohio market by opening a corporate loan production office in Columbus, Canton and Cleveland, Ohio, and mortgage loan offices in Hudson, Canfield and Lewis Center, Ohio.
In 2019, we expanded our Pennsylvania markets into State College, Lock Haven, Williamsport and Lewisburg through the acquisition of 14 branches from Santander Bank, N.A.
We have also focused on organic growth, improving the reach of our franchise and the breadth of our product offering. As part of this strategy, we have opened fourteen de novo branches since 2005, all of which are in the greater Pittsburgh area. As a result of our prior acquisitions and de novo strategy, FCB operates 48 branches and a corporate banking center in the Pittsburgh metropolitan statistical area and currently ranks tenth in deposit market share. In 2021, we announced an initiative to enter the equipment leasing and finance business. This division is based in suburban Philadelphia and became operational in the first quarter of 2022.
Our operating objectives include expansion, diversification within our markets, growth of our fee-based income, and growth internally and through acquisitions of financial institutions, branches, and financial services businesses. We generally seek merger or acquisition partners that are culturally similar, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. We regularly evaluate merger and acquisition opportunities and, from time to time, conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations, may take place and future merger acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of First Commonwealth’s tangible book value and net income per common share may occur in connection with any future transaction. Our ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will be dependent upon our bank regulators’ views at the time as to our capital levels, quality of management and our overall condition and their assessment of a variety of other factors. Certain merger or acquisition transactions, including those involving the acquisition of a depository institution or the assumption of the deposits of any depository institution, require formal approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations.
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
Deposits
Deposits are our primary source of funds to support our revenue-generating assets. We offer traditional deposit products to businesses and other customers with a variety of rates and terms. Deposits at our bank are insured by the FDIC up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At December 31, 2021, we held $8.0 billion of total deposits, which consisted of $2.7 billion, or 33%, in non-interest bearing checking accounts, $4.9 billion, or 62%, in interest-bearing checking accounts, money market and savings accounts, and $0.4 billion, or 5%, in CDs and IRAs.

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
Human Capital Resources
Workforce Composition and Demographics
At December 31, 2021, First Commonwealth and its subsidiaries employed 1,393 full-time employees and 78 part-time employees with 609 exempt and 862 non-exempt employees. The average age of the workforce is 43.1 years and the average tenure is 7.7 years. Our workforce is 67% female.

Diversity & Inclusion
In 2021, we strengthened and accelerated our focus on and action towards Diversity & Inclusion ("D&I") in several key ways. We appointed Vicki L. Fox as Senior Vice President and Diversity & Inclusion Officer with overall responsibility for identifying and mentoring diverse talent, keeping management apprised of emerging D&I issues, and evolving our D&I practices. Ms. Fox has an extensive background in human resources and banking at First Commonwealth, and a deep connection with our company and communities, especially our Pittsburgh market.

Ms. Fox serves as the co-chair of our Diversity & Inclusion Committee, along with T. Michael Price, CEO. The Committee is comprised of executive and senior leadership and diverse employees and is actively involved in developing and overseeing initiatives to support our D&I initiatives.

The following is a summary of D&I initiatives in 2021:

•We distributed regional and line of business diversity scorecards in each of our five regions and to our executive officers for their unit to increase accountability for diversity in our workforce.
•We provided D&I training to our Board of Directors and senior leaders.
•We created an African American employee resource group to receive and respond to feedback on ways in which First Commonwealth can better attract and retain African American employees. Their work resulted in creating an ambassador program for new African American hires that will lead into mentorship relationships with leaders in the company and a welcome video to connect African American new hires to African American leaders.
•Our strong partnership with BankWork$ continued in our Pittsburgh market. Through a structured training program, BankWork$ prepares people from underserved communities for entry-level, branch roles in banking. First Commonwealth actively participates by engaging in classroom discussions with students, attending job fairs and hiring graduates.

Our focus on D&I has produced meaningful progress in several scorecard categories. As of December 31, 2021, racial minorities comprised 6.7% of the workforce. Racial minorities and women comprised 5.2% and 48.2%, respectively of those in leadership positions (defined by corporate title, Assistant Vice President and higher). Women, including one racial minority, hold three seats on our Board of Directors.

Several of our employees were recognized for their work advancing D&I, including Ms. Fox and Jane Grebenc, our Chief Revenue Officer and Bank President, who were both recognized by the Pennsylvania Banker’s Association for their work in championing women in the banking industry. Other employees received external recognitions, including awards for ‘Foremost Under Forty’, Black Excellence in Real Estate, Patriotic Employer Award, NAACP Community Service Award-Indiana County, PA and Young Professionals Forty Under Forty.

Talent Attraction and Retention
Our employees are key to the success of delivering our mission as an organization and achieving our financial targets. We are committed to attracting, retaining and promoting top quality talent regardless of race, color, religion, gender, sexual orientation, national origin, age, disability, marital status, military status, genetic information or any other category protected by federal, state and local laws. We strive to identify and select the best candidates for all open positions based on qualifying factors for each job. We are dedicated to providing a workplace environment and culture for our employees that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance; and recognizing and respecting all of the characteristics and differences that make each of our employees unique.

Talent Development
Guided by executive leadership, our Strategic and Inspired Leadership ("SAIL") program strengthens our senior leadership. Over 130 of our leaders are involved in quarterly forums and regional “musters” (or meetings) that focus on relevant topics, such as our strategic and operating plans, D&I, employee engagement and learning & growth opportunities. The sessions are informative and collaborative and valued by the participants.
Since 2009, we’ve supported a mentorship program, open to all employees. The program provides 1:1 mentorship pairings, group development sessions and volunteer opportunities. In 2021, there were a total of 116 participants, including 75 women and 13 racial minorities.

Within our retail unit, we provide a career development program for entry level employees to help them achieve positions of increased opportunity. Leaders are given industry-specific training as well as development opportunities to understand their strengths and improve coaching and execution skills. We also provided inclusive leadership courses, including helping employees communicate as an ally. Lastly, we invested in an established, industry-specific and developmental training course library from which all employees benefit.

Our talent acquisition priority is to invest in the development of internal talent and to provide career advancement opportunities to our employees. In 2021, we promoted 324 employees, of whom 70% were female and 7% were self-identified minorities.

In 2021, we leveraged the lessons learned as a result of remote work through the pandemic to effectively structure and deliver a permanent telecommuting policy and program for approximately 27% of our workforce. We believe that flexible work location opportunities will allow us to broaden our candidate pool and retain employees whose jobs can be performed remotely.

We listen to our employees through market visits, executive forums and our annual employee engagement survey. In 2021, 67% of our employees completed the annual survey. Our overall ratings exceeded the medians of the financial services industry and all companies that utilize our survey provider. The survey reflected that employees have fulfillment in working for a community bank and making a difference and are satisfied with their jobs and First Commonwealth as a whole.

Our employment turnover for 2021 was calculated at 31.2%, which is generally aligned with industry benchmarks.

Compensation and Benefits
We strive to provide a competitive and fair total compensation package to our employees. We price positions against recent industry benchmark reports and salary surveys to establish salary ranges. In 2021, we made significant steps to attract and retain employees in our retail and operations units by increasing the base pay in several positions to align with career advancement opportunities and to address market competition and wage compression.

Employee benefits plans support employees with insurance, retirement and work/life plans. Our health plan is structured with a tiered premium approach in which 39% of plan participants are in the lowest tier and pay a lower monthly premium than the other two higher paying tiers. Our 401k plan offers an employer match on employee contributions of up to 4% of eligible earnings. We offer a variety of other benefits, including disability plans, a generous paid-time off policy and an employee assistance program.

Health and Safety
As the global pandemic continued into 2021, we continued to prioritize the safety and well-being of our employees, customers, partners and communities through healthy workplace practices and consistent communication reminders and updates.

We continuously supported cleaning protocols, provided personal protective equipment to our employees, required face coverings for employees and customers, conducted temperature screening and took other measures to comply with directives of state and local health departments. We safely welcomed back employees to the workplace in fall 2021, with flexibility to continue working remotely as needed. We also developed a permanent telecommuting policy. As of December 31, 2021, we had 1,023 employees on location (70%), 399 telecommuting employees (27%) and 49 employees temporarily working from home (3%).

We also support our employees by offering employee assistance programs that connect them with resources to help them in certain life situations, such as personal counselling, legal services and adoption. Our employees support each other through Hearts2Hands, an employee-funded program that provides financial assistance to employees who experience hardships.

Culture and Engagement
Our culture is rooted in our core values of accountability, customer focus, integrity, excellence and inclusion, and in our mission to improve the financial lives of our neighbors and their businesses. We practice a Customer Service Promise of five critical behaviors that we encourage every one of our employees to demonstrate at every customer interaction – internal or external – with the intent of creating an extraordinary customer experience, which is measured by our customer satisfaction scores. The five behaviors are to put customers first, be relentless, inspire confidence, champion simplicity and obsess with yes.

We are proud that we were selected as a Forbes World’s Best Bank in 2021 for the third consecutive year and earned the #1 SBA lender ranking by serving businesses in our Pittsburgh market. Based on employee feedback, First Commonwealth was named a Top Workplace in the Pittsburgh area in 2021 for the third consecutive year.

In 2021, First Commonwealth supported our communities with more than $2,000,000 in community giving and $46,000,000 in community development investment support. Our employees provided 13,600 volunteer hours and 625 hours of financial education classes. To recognize employees who go above and beyond in their volunteerism and community engagement, we present a quarterly “Golden Tower” award which includes $1,000 for the recipient to give to a charitable organization of their choice. We provide corporate support for the United Way, including a corporate match, and, in 2021, we gave more than $162,000 in total, with our match to support our employees’ contributions. In addition, our 2021 ‘Share the Warmth’ community campaign supported more than 20 local community action agencies across our footprint. In 2021, the company matched more than $30,000 in donations.
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
Affiliate Transactions. Transactions between FCB, on the one hand, and First Commonwealth Financial Corporation and its other subsidiaries, on the other hand, are regulated under federal banking laws. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by FCB with, or for the benefit of, its affiliates, and generally requires those transactions to be on terms at least as favorable to FCB as if the transaction were conducted with an unaffiliated third party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, any such transaction by FCB (or its subsidiaries) must be limited to certain thresholds on an individual and aggregate basis and, for credit transactions with any affiliate, must be secured by designated amounts of specified collateral.
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

A significant portion of our income comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, our bank is subject to limitations under Pennsylvania law regarding the level of dividends that it may pay to us. In general, dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus is at least equal to capital. Dividends may not reduce surplus without the prior consent of the Pennsylvania Department of Banking and Securities. FCB has not reduced its surplus through the payment of dividends. As of December 31, 2021, FCB could pay dividends to First Commonwealth of $311.1 million without reducing its capital levels below "well capitalized" levels and without the approval of the Pennsylvania Department of Banking and Securities.
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
First Commonwealth believes that, as of December 31, 2021, FCB was a “well-capitalized” bank as defined by the FDIA. See Note 23 “Regulatory Restrictions and Capital Adequacy” of Notes to the Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.
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
The Dodd-Frank Act contained an exemption from the interchange fee cap for any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. We currently qualify for this exemption. We earned approximately $28.0 million in card related interchange income during the 2021 fiscal year. If we did not qualify for this exemption, we estimate that our interchange income would decrease by $13.8 million. We would become subject to the interchange fee cap beginning July 1 of the year after the level of our total assets reaches or exceeds $10 billion.
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
We May Be Adversely Impacted by the Transition from LIBOR as a Reference Rate
In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). In November 2020, the administrator of LIBOR announced it would consult on its intention to extend the retirement date of certain offered rates, whereby the publication of the one-week and two-month U.S. Dollar LIBOR settings would cease after December 31, 2021, but the publication of the remaining U.S. Dollar LIBOR settings would continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, in November 2020, following the administrator’s consultation announcement, the bank regulatory agencies indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks and that they would examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. On March 5, 2021, the FCA and the administrator of LIBOR confirmed that immediately after December 31, 2021, publication of the one-week and two-month U.S. Dollar LIBOR settings would cease and immediately after June 30, 2023, any remaining U.S. dollar LIBOR settings would either cease to be published or no longer be representative.
Several alternative rates have emerged as potential alternatives to or replacements of LIBOR, with varying levels of market acceptance, and with varying levels of appropriateness depending on the particular institution, counterparty, or financial instrument in question. In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee of the New York Fed (“ARRC”)) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., Secured Overnight Financial Rate ("SOFR"), American Interbank Offered Rate ("AMERIBOR"), Bloomberg Short Term Bank Yield ("BSBY")), and proposed implementations of the recommended alternatives in floating rate instruments. Market acceptance of these various potential fallback and alternative rates continues to evolve. While the ARRC has recommended SOFR as its preferred fallback rate for LIBOR-linked instruments, the bank regulatory agencies have repeatedly indicated that they do not intend to recommend a specific fallback rate for use in place of LIBOR, and that financial institutions should “use any reference rate for its loans that the bank determined to be appropriate for its funding model and customer needs.”
While we ceased originating new contracts for LIBOR-linked financial instruments prior to December 31, 2021, we have a significant number of existing loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR, and which will need to be transitioned prior to June 30, 2023. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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
We Are Subject to Risk Arising from Conditions in the Commercial Real Estate Market
As of December 31, 2021, commercial real estate mortgage loans comprised approximately 33% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Furthermore, certain segments of the commercial real estate markets, such as office, hospitality and retail, have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
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
Operational Risks
Labor shortages and constraints in the supply chain could adversely affect our customers’ operations as well as our operations.
Many sectors in the United States and around the world are experiencing a shortage of workers. The shortage of workers is exacerbating supply chain disruptions around the world, causing certain industries to struggle to regain momentum due to a lack of workers or materials. Our commercial customers may be impacted by the shortage of workers and constraints in the supply chain, which could adversely impact our customers’ operations. Customers may experience disruptions in their operations, which could lead to reduced cash flow and difficulty in making loan repayments. The financial services industry has also been affected by the shortage of workers, and First Commonwealth has experienced the intense competition for talent that is currently underway in the financial services industry. This may lead to open positions remaining unfilled for longer periods of time or a need to increase wages to attract workers. We have had to recently increase wages in certain positions to attract talent, particularly in entry-level type positions and certain specialty areas.
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
The Value of Our Goodwill and Other Intangible Assets May Decline in the Future
As of December 31, 2021, we had $314.5 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets which could have a material adverse effect on our business, financial condition and results of operations.
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
We Depend on the Accuracy and Completeness of Information About Customers and Counterparties
In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business, financial condition and results of operations.
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
As more fully discussed in Part II, Item 8, Financial Statements and Supplementary Data-Note 23, Regulatory Restrictions and Capital Adequacy, which is located elsewhere in this report, the ability of First Commonwealth to declare or pay dividends on its common stock may also be subject to certain restrictions in the event that First Commonwealth elects to defer the payment of interest on its junior subordinated debt securities.
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
Risks Related to the COVID-19 Pandemic
Our Business, Financial Condition, Liquidity and Results of Operations May Be Adversely Affected by the COVID-19 Pandemic.
The COVID-19 pandemic created economic and financial disruptions that adversely affected our business, financial condition, liquidity and results of operations. While the pandemic-related restrictions imposed by state and local governments have largely been lifted, COVID-19 continues to disrupt business and negatively impact consumer and business confidence. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted and many of which are outside of our control, including the scope and duration of the pandemic, the effectiveness of our business continuity and health emergency response plans, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken, or that may yet be taken, or inaction, by governmental authorities and other third parties in response to the pandemic. Any disruption to our ability to deliver financial products or services to, or interact with, our clients and customers could result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm our reputation.
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
First Commonwealth Bank has 118 community banking offices, of which 44 are leased and 74 are owned. We also lease two mortgage loan production offices and four corporate loan production offices.
While these facilities are adequate to meet our current needs, available space is limited and additional facilities may be required to support future expansion. However, we have no significant plans to lease, purchase or construct additional administrative facilities.

ITEM 3.    Legal Proceedings
The information required by this Item is set forth in Part II, Item 8, Note 20, “Contingent Liabilities,” which is incorporated herein by reference in response to this item.

ITEM 4.    Mine Safety Disclosures
Not applicable.

Executive Officers of First Commonwealth Financial Corporation
The name, age and principal occupation for each of the executive officers of First Commonwealth Financial Corporation as of December 31, 2021 is set forth below:
Jane Grebenc, age 63, has served as Executive Vice President and Chief Revenue Officer of First Commonwealth Financial Corporation and President of First Commonwealth Bank since May 31, 2013. Ms. Grebenc's financial services career includes executive leadership roles at a variety of institutions, including Park View Federal Savings Bank, Key Bank, and National City Bank. She was formerly the Executive Vice President in charge of the retail, marketing, IT and operations and the mortgage segments at Park View Federal Savings Bank from 2009 until 2012, the Executive Vice President in charge of the Wealth Segment at Key Bank from 2007 until 2009 and the Executive Vice President / Branch Network at National City Bank prior to 2007.

Brian Karrip, age 61, has served as Executive Vice President and Chief Credit Officer of First Commonwealth Bank since September 2016.  Prior to joining First Commonwealth, Mr. Karrip served as Executive Vice President, Specialized Lending for FirstMerit Bank.  Prior to joining FirstMerit Bank, Mr. Karrip served as Managing Director and Group Head of Loan Syndications and Sales at KeyBanc Capital Markets.  Mr. Karrip’s financial services career also includes 16 years with National City Bank where he held a variety of roles in the commercial lending division and served as Regional President of Michigan and Illinois.
Leonard V. Lombardi, age 62, has served as Executive Vice President and Chief Audit Executive of First Commonwealth Financial Corporation since January 1, 2009. He was formerly Senior Vice President / Loan Review and Audit Manager.

Norman J. Montgomery, age 54, has served as the Executive Vice President of Business Integration of First Commonwealth Bank since May 2011. He oversees First Commonwealth’s product development and assumed oversight of First Commonwealth’s technology and operations functions in July 2012. He served as Senior Vice President/Business Integration of First Commonwealth Bank from September 2007 until May 2011 and previously held positions in the technology, operations, audit and marketing areas.
T. Michael Price, age 59, has served as President and Chief Executive Officer of First Commonwealth Financial Corporation and Chief Executive Officer of First Commonwealth Bank since March 2012. Mr. Price served as President of First Commonwealth Bank from November 2007 to May 2013. From January 1, 2012 to March 7, 2012, he served as Interim President and Chief Executive Officer of First Commonwealth Financial Corporation. He was formerly Chief Executive Officer of the Cincinnati and Northern Kentucky Region of National City Bank from July 2004 to November 2007 and Executive Vice President and Head of Small Business Banking of National City Bank prior to July 2004.
James R. Reske, age 58, joined First Commonwealth Financial Corporation as Executive Vice President, Chief Financial Officer and Treasurer on April 28, 2014. Prior to joining First Commonwealth, Mr. Reske served as Executive Vice President, Chief Financial Officer, and Treasurer at United Community Financial Corporation in Youngstown, Ohio from 2008 until April 2014. Mr. Reske's financial services career includes investment banking roles within the Financial Institutions Groups at Keybanc Capital Markets, Inc. in Cleveland, Ohio and at Morgan Stanley & Company in New York. Mr. Reske also provided expertise and counsel to financial institutions and other organizations on mergers and acquisitions and capital markets activities as an attorney at Wachtell, Lipton, Rosen & Katz, as well as at Sullivan & Cromwell. Earlier in his career, Mr. Reske worked at the Board of Governors of the Federal Reserve System in Washington, DC and at the Federal Reserve Bank of Boston.
Carrie L. Riggle, age 52, has served as Executive Vice President / Human Resources since March 1, 2013. Ms. Riggle has been with First Commonwealth for 30 years. Over the course of her tenure, Ms. Riggle has been responsible for the daily operations of the Human Resources function and was actively involved in the establishment and development of a centralized corporate human resources function within the Company.
Matthew C. Tomb, age 45, has served as Executive Vice President, Chief Risk Officer and General Counsel of First Commonwealth Financial Corporation since November 2010. He previously served as Senior Vice President / Legal and Compliance since September 2007. Before joining First Commonwealth, Mr. Tomb practiced law with Sherman & Howard L.L.C. in Denver, Colorado.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
First Commonwealth is listed on the NYSE under the symbol “FCF.” As of December 31, 2021, there were approximately 5,518 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2021
First Quarter	$15.51	$10.88	$0.110
Second Quarter	15.54	13.77	0.115
Third Quarter	14.08	12.45	0.115
Fourth Quarter	16.16	13.99	0.115

Period	High Sale	Low Sale	Cash Dividends Per Share
2020
First Quarter	$14.62	$8.20	$0.110
Second Quarter	9.98	7.07	0.110
Third Quarter	8.75	7.16	0.110
Fourth Quarter	10.94	7.82	0.110
Federal and state regulations contain restrictions on the ability of First Commonwealth to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1 “Business—Supervision and Regulation—Dividends” and Part II, Item 8, “Financial Statements and Supplementary Data—Note 23, Regulatory Restrictions and Capital Adequacy.” In addition, under the terms of the capital securities issued by First Commonwealth Capital Trust II and III, First Commonwealth could not pay dividends on its common stock if First Commonwealth deferred payments on the junior subordinated debt securities that provide the cash flow for the payments on the capital securities.

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the S&P U.S. BMI Banks Index and the Russell 2000 Index. The S&P U.S. BMI Banks Index replaced the SNL U.S. Bank Index, which was used in prior years, because the SNL U.S. Bank index has been discontinued. The stock performance graph assumes $100 was invested on December 31, 2016, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
First Commonwealth Financial Corporation	100.00	103.40	89.30	110.43	87.36	132.73
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
S&P U.S. BMI Banks Index	100.00	118.21	98.75	135.64	118.33	160.89

Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the amount of shares repurchased during the fourth quarter of 2021.

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2021	62,803	$13.96	62,803	2,248,073
November 30, 2021	384,100	15.60	384,100	1,889,853
December 31, 2021	553,570	15.25	553,570	1,240,850
Total	1,000,473	$15.30	1,000,473

For additional information, please see Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." Information called for by this item concerning security ownership of certain beneficial owners and security ownership of management will be included in the Proxy Statement under the headings “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Directors and Management,” and is incorporated herein by reference.

ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis represents an overview of the financial condition and the results of operations of First Commonwealth, and its subsidiaries, as of and for the years ended December 31, 2021, and 2020. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a more thorough understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and other financial information presented in this Annual Report. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 1, 2021 for a discussion and analysis of the factors that affected periods prior to 2020.

Company Overview
First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCB and insurance products through FCIA. At December 31, 2021, FCB operated 118 community banking offices throughout western and central Pennsylvania and northeastern, central and southwestern Ohio, as well as loan production offices in Pittsburgh, Pennsylvania, and Cleveland, Columbus, Canton, Lewis Center, Hudson and Westlake, Ohio.
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
There are many factors affecting the allowance for credit losses; some are quantitative, while others require qualitative judgment. These factors require the use of estimates related to the amount and timing of expected future cash flows, appraised values on nonperforming loans, estimated losses for each loan category based on historical loss experience, forecasts of economic trends and conditions, all of which may be susceptible to significant judgment and change. To the extent that actual outcomes differ from estimates, additional provisions for credit losses could be required that could adversely affect our earnings or financial position in future periods.

Selected Financial Information
The following table provides selected financial information for the periods ended December 31,

	2021	2020	2019	2018	2017
	(dollars in thousands, except share data)
Interest income	$293,838	$301,209	$325,264	$292,257	$250,550
Interest expense	15,297	32,938	55,402	40,035	21,770
Net interest income	278,541	268,271	269,862	252,222	228,780
Provision for credit losses	(1,376)	56,718	14,533	12,531	5,087
Net interest income after provision for credit losses	279,917	211,553	255,329	239,691	223,693
Net securities gains (losses)	16	70	22	8,102	5,040
Other income	106,741	94,406	85,463	80,535	75,291
Other expenses	213,857	215,826	209,965	195,556	200,298
Income before income taxes	172,817	90,203	130,849	132,772	103,726
Income tax provision	34,560	16,756	25,516	25,274	48,561
Net Income	$138,257	$73,447	$105,333	$107,498	$55,165
Per Share Data—Basic
Net Income	$1.45	$0.75	$1.07	$1.09	$0.58
Dividends declared	$0.455	$0.440	$0.400	$0.350	$0.320
Average shares outstanding	95,583,890	97,499,586	98,317,787	99,036,163	95,220,056
Per Share Data—Diluted
Net Income	$1.44	$0.75	$1.07	$1.08	$0.58
Average shares outstanding	95,840,285	97,758,965	98,588,164	99,223,513	95,331,037
At End of Period
Total assets	$9,545,093	$9,068,104	$8,308,773	$7,828,255	$7,308,539
Investment securities	1,595,529	1,205,294	1,256,176	1,335,228	1,183,291
Loans and leases, net of unearned income	6,839,230	6,761,183	6,189,148	5,774,139	5,407,376
Allowance for credit losses	92,522	101,309	51,637	47,764	48,298
Deposits	7,982,498	7,438,666	6,677,615	5,897,992	5,580,705
Short-term borrowings	138,315	117,373	201,853	721,823	707,466
Subordinated debentures	170,775	170,612	170,450	170,288	72,167
Other long-term debt	5,573	56,258	56,917	7,551	8,161
Shareholders’ equity	1,109,372	1,068,617	1,055,665	975,389	888,127
Key Ratios
Return on average assets	1.47%	0.82%	1.31%	1.42%	0.77%
Return on average equity	12.55	6.82	10.32	11.41	6.45
Net loans to deposits ratio	84.52	89.53	91.91	97.09	96.03
Dividends per share as a percent of net income per share	31.38	58.67	37.38	32.11	55.17
Average equity to average assets ratio	11.72	12.00	12.71	12.47	11.86
Results for 2021 and 2020 reflect accounting for the allowance for credit losses under the current expected credit loss methodology, while results prior to 2020 reflect accounting under the incurred methodology.

Results of Operations—2021 Compared to 2020
Net Income
Net income for 2021 was $138.3 million, or $1.44 per diluted share, as compared to net income of $73.4 million, or $0.75 per diluted share in 2020. The increase in net income was the result of a $58.1 million decline in provision for credit losses and an increase of $10.3 million and $12.3 million in net interest income and noninterest income, respectively.

Our return on average equity was 12.6% and our return on average assets was 1.47% for 2021, compared to 6.8% and 0.82%, respectively, for 2020.
Average diluted shares for the year 2021 were 2% less than the comparable period in 2020 primarily due to $31.3 million of common stock buybacks completed during 2021.
Net Interest Income
Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully taxable equivalent basis, to average interest-earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate federal income tax rate of 21%. The taxable equivalent adjustment to net interest income for 2021 was $1.1 million compared to $1.5 million in 2020. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income) at 72% and 74% for the years ended December 31, 2021 and 2020, respectively.
Net interest income, on a fully taxable equivalent basis, was $279.6 million for the year-ended December 31, 2021, a $9.9 million, or 4%, increase compared to $269.7 million for the same period in 2020. The net interest margin, on a fully taxable equivalent basis, decreased 6 basis points to 3.26% in 2021 from 3.32% in 2020. The net interest margin is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.
The impact of growth in interest-earning assets in 2021 was offset by the effect of the mix of the asset growth and lower interest rates, resulting in a decrease in the net interest margin for the year ended December 31, 2021. Average earning assets for the year ended December 31, 2021 increased $458.5 million, or 6%, compared to the year ended December 31, 2020. The change in the volume of interest-earning assets and interest-bearing liabilities positively increased net interest income by $12.2 million in the year ended December 31, 2021 compared to the same period in 2020, while changes in rates negatively impacted net interest income by $2.3 million. Interest-sensitive assets totaling $4.6 billion will either reprice or mature over the next twelve months.
The taxable equivalent yield on interest-earning assets was 3.43% for the year ended December 31, 2021, a decrease of 29 basis points from the 3.72% yield for the same period in 2020. This change is primarily due to a decrease in the yield on our adjustable and variable rate commercial loan portfolios, which decreased by 56 basis points largely due to loans repricing in a lower interest rate environment after the Federal Reserve decreased short-term interest rates by 150 basis points in the first quarter of 2020. Also contributing to this decline was the yield on the investment portfolio, which decreased by 41 basis points compared to the prior year.
The loan yield for the year ended December 31, 2021 decreased 14 basis points and was impacted by $312.7 million in average Paycheck Protection Program ("PPP") loans outstanding during the period. These loans were originated under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and had a stated loan rate of 1% and a yield of 7.4% and 3.2% for the years ended December 31, 2021 and December 31, 2020, respectively. The yield on PPP loans includes the recognition of PPP loan deferred processing fees, net of deferred origination costs, of $19.9 million for the year ended December 31, 2021 and $8.4 million for the year ended December 31, 2020. These amounts are recognized in interest income as a yield adjustment over the life of the loan with accelerated recognition when a loan is forgiven or paid off. As of December 31, 2021, we expect to recognize additional PPP-related deferred processing fees, net of origination costs, of approximately $2.6 million as an adjustment to yield over the remaining life of the loans. At December 31, 2021, the balance of PPP loans outstanding totaled $71.3 million. PPP loans generated $23.2 million in income during the year ended December 31, 2021 and increased both the yield on total loans and the net interest margin by 16 basis points. During the year ended December 31, 2020, PPP loans generated $12.1 million in income decreasing the loan portfolio yield by 6 basis points and the net interest margin by 1 basis point. During the year ended December 31, 2021, the Company originated $255.8 million in new PPP loans and processed forgiveness on $764.0 million of PPP loans.
The investment portfolio yield decreased 41 basis points in comparison to the prior year as a result of the decrease in short-term interest rates. Investment portfolio purchases during the year ended December 31, 2021 have been primarily in obligations of U.S. government agencies, obligations of other government-sponsored enterprises and obligations of states and political subdivisions with durations of approximately four to five years and corporate bonds with a duration of nine years. Additionally, as a result of excess liquidity caused by significant growth in deposits, the average balance of interest-bearing deposits with banks has increased from $179.2 million in 2020 to $317.5 million in 2021. The impact of the level and rate paid on interest-bearing deposits with banks decreased the yield on interest-earnings assets by 13 basis points for the year ended December 31, 2021.

Decreases in the cost of interest-bearing liabilities offset the negative impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.27% for the year-ended December 31, 2021, compared to 0.58% for the same period in 2020. Lower market interest rates resulted in the cost of interest-bearing deposits decreasing 31 basis points and short-term borrowings decreasing 41 basis points in comparison to the same period in the prior year. Deposit growth contributed to a decline in average short-term borrowings of $22.8 million for the year ended December 31, 2021 compared to the same period in 2020. Average long-term debt decreased $32.7 million, while the cost of long-term debt increased by 31 basis points due to the maturity of lower costing borrowings.
Comparing the year ended December 31, 2021 with the same period in 2020, changes in rates negatively impacted net interest income by $2.3 million. The lower yield on interest-earning assets decreased net interest income by $15.3 million, while the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $13.1 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively increased net interest income by $12.2 million in the year ended December 31, 2021 compared to the same period in 2020. Higher levels of interest-earning assets resulted in an increase of $7.6 million in interest income, and changes in the volume of interest-bearing liabilities decreased interest expense by $4.6 million, primarily due to decreases in long-term borrowings and time deposits.
Positively affecting net interest income was a $531.5 million increase in average net free funds at December 31, 2021 as compared to December 31, 2020. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was a $479.0 million increase in average noninterest-bearing demand deposits primarily due to deposit growth related to PPP loan proceeds. Average time deposits for the year ended December 31, 2021 decreased $277.3 million, or 38%, compared to the comparable period in 2020, while the average rate paid on time deposits decreased 91 basis points. Over the next twelve months, $276.0 million in certificates of deposits are scheduled to mature.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the periods presented:

	For the Years Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$293,838	$301,209	$325,264
Adjustment to fully taxable equivalent basis	1,100	1,462	1,748
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	294,938	302,671	327,012
Interest expense	15,297	32,938	55,402
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$279,641	$269,733	$271,610

The following table provides information regarding the average balances and yields or rates on interest-earning assets and interest-bearing liabilities for the periods ended December 31:

	Average Balance Sheets and Net Interest Analysis
	2021			2020			2019
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$317,493	$400	0.13%	$179,180	$218	0.12%	$15,778	$403	2.55%
Tax-free investment securities	28,139	753	2.68	44,308	1,333	3.01	65,345	2,014	3.08
Taxable investment securities	1,463,785	25,244	1.72	1,167,316	24,749	2.12	1,180,698	31,381	2.66
Loans, net of unearned income (b)(c)(e)	6,777,192	268,541	3.96	6,737,339	276,371	4.10	5,987,398	293,214	4.90
Total interest-earning assets	8,586,609	294,938	3.43	8,128,143	302,671	3.72	7,249,219	327,012	4.51
Noninterest-earning assets:
Cash	94,949			97,632			93,953
Allowance for credit losses	(101,399)			(76,705)			(51,274)
Other assets	813,905			825,510			738,154
Total noninterest-earning assets	807,455			846,437			780,833
Total Assets	$9,394,064			$8,974,580			$8,030,052
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,529,697	$434	0.03%	$1,525,195	$1,843	0.12%	$1,293,588	$7,025	0.54%
Savings deposits (d)	3,282,307	3,111	0.09	3,027,016	9,966	0.33	2,597,674	15,180	0.58
Time deposits	449,452	2,204	0.49	726,702	10,163	1.40	864,056	14,520	1.68
Short-term borrowings	119,801	99	0.08	142,634	704	0.49	391,547	8,298	2.12
Long-term debt	200,961	9,449	4.70	233,701	10,262	4.39	216,383	10,379	4.80
Total interest-bearing liabilities	5,582,218	15,297	0.27	5,655,248	32,938	0.58	5,363,248	55,402	1.03
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,580,460			2,101,412			1,549,507
Other liabilities	130,007			140,612			96,896
Shareholders’ equity	1,101,379			1,077,308			1,020,401
Total noninterest-bearing funding sources	3,811,846			3,319,332			2,666,804
Total Liabilities and Shareholders’ Equity	$9,394,064			$8,974,580			$8,030,052
Net Interest Income and Net Yield on Interest-Earning Assets		$279,641	3.26%		$269,733	3.32%		$271,610	3.75%
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

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

	Analysis of Year-to-Year Changes in Net Interest Income
	2021 Change from 2020			2020 Change from 2019
	Total Change	Change Due To Volume	Change Due To Rate (a)	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$182	$166	$16	$(185)	$4,167	$(4,352)
Tax-free investment securities	(580)	(487)	(93)	(681)	(648)	(33)
Taxable investment securities	495	6,285	(5,790)	(6,632)	(356)	(6,276)
Loans	(7,830)	1,634	(9,464)	(16,843)	36,747	(53,590)
Total interest income (b)	(7,733)	7,598	(15,331)	(24,341)	39,910	(64,251)
Interest-bearing liabilities:
Interest-bearing demand deposits	(1,409)	5	(1,414)	(5,182)	1,251	(6,433)
Savings deposits	(6,855)	842	(7,697)	(5,214)	2,490	(7,704)
Time deposits	(7,959)	(3,882)	(4,077)	(4,357)	(2,308)	(2,049)
Short-term borrowings	(605)	(112)	(493)	(7,594)	(5,277)	(2,317)
Long-term debt	(813)	(1,437)	624	(117)	831	(948)
Total interest expense	(17,641)	(4,584)	(13,057)	(22,464)	(3,013)	(19,451)
Net interest income	$9,908	$12,182	$(2,274)	$(1,877)	$42,923	$(44,800)
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
The provision is a result of management's estimate of credit losses over the contractual life of the loan portfolio. The change in the allowance for credit is impacted by estimated expected losses in the portfolio determined by a discounted cash flow analysis considering inputs such as contractual payment schedules, prepayment estimates, historical loss experience, calculated probability of default and loss given default estimates and forecasts for certain macroeconomic variables, such as unemployment, gross domestic product and the housing price index as well as other macroeconomic variables.
The provision for credit losses for loans for 2021 totaled a $0.4 million negative provision, a decrease of $53.8 million, or 100.7%, compared to 2020. The level of provision expense for the year-ended December 31, 2021 is primarily a result of an improved economic forecast, which reflects a decline in the impact of the COVID-19 pandemic on the economy and expected loan losses. The provision for credit losses was also impacted by a decrease of $4.5 million in reserves on individually analyzed loans. Contributing to the decline in provision for credit losses was a $4.2 million decrease in expense related to lower reserves for off-balance sheet commitments.
Provision expense for the commercial, financial, agricultural and other category was impacted by net charge-offs of $4.6 million, offset by a decrease in outstanding balances, excluding PPP loans. Because PPP loans are fully guaranteed by the Small Business Administration ("SBA"), there is no allowance for credit losses recognized for these loans. Provision expense for real estate construction and residential real estate can be attributed to improved economic factors. Provision expense for the commercial real estate category is a result of $1.5 million in net charge-offs offset by a $4.9 million decrease in general reserves due to improved economic factors as well as a $3.5 million decrease in specific reserves. Net charge-offs related to loans to individuals were $2.6 million for the year ended December 31, 2021, including $0.8 million for indirect auto loans and $1.5 million related to other consumer loans. The provision expense for loans to individuals was also impacted by growth in the portfolio of $184.2 million.

The table below provides a breakout of the provision for credit losses by loan category for the years ended December 31:

	2021		2020
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$5,496	(1,458)%	$1,479	3%
Time and demand	5,441	(1,443)	1,515	3
Commercial credit cards	55	(15)	(36)	—
Real estate construction	(3,892)	1,032	4,820	9
Residential real estate	(1,892)	502	3,615	7
Residential first liens	(737)	196	847	2
Residential junior liens/home equity	(1,155)	306	2,768	5
Commercial real estate	(7,053)	1,871	27,019	50
Multifamily	(2,678)	710	4,593	9
Nonowner occupied	(2,145)	569	20,588	38
Owner occupied	(2,230)	592	1,838	3
Loans to individuals	6,964	(1,847)	16,539	31
Automobile	6,035	(1,601)	13,236	25
Consumer credit cards	215	(57)	973	2
Consumer other	714	(189)	2,330	4
Provision for credit losses on loans	$(377)	100%	$53,472	100%
Provision for off-balance sheet credit exposure	(999)		3,246
Total provision for credit losses	$(1,376)		$56,718
The level of provision expense for the year-ended December 31, 2020 totaled $53.5 million and primarily was a result of $17.2 million in net charge-offs and an increase in the allowance for credit losses resulting from the implementation of CECL. The expected loss methodology uses an economic forecast which at December 31, 2020 incorporated uncertainty and risks related to the COVID-19 pandemic.
The allowance for credit losses was $92.5 million, or 1.35%, of total loans outstanding at December 31, 2021, compared to $101.3 million, or 1.50%, at December 31, 2020. Nonperforming loans as a percentage of total loans increased slightly to 0.81% at December 31, 2021 from 0.80% at December 31, 2020. The allowance to nonperforming loan ratio was 167.7% as of December 31, 2021 and 187.4% at December 31, 2020. Net charge-offs were $8.4 million for the year-ended December 31, 2021 compared to $17.2 million for the same period in 2020.
Upon adoption of CECL at January 1, 2020, the provision for credit losses on off-balance sheet credit exposures are recorded as part of the provision for credit losses instead of a component of non-interest expense as it previously was recorded. The provision for credit losses recorded for off-balance sheet credit exposures totaled a negative provision of $1.0 million for the year ended December 31, 2021 and provision expense of $3.2 million for the year ended December 31, 2020.
Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at December 31, 2021.

A detailed analysis of our credit loss experience for the previous five years is shown below:

	2021	2020	2019	2018	2017
	(dollars in thousands)
Loans outstanding at end of year	$6,839,230	$6,761,183	$6,189,148	$5,774,139	$5,407,376
Average loans outstanding	$6,777,192	$6,737,339	$5,987,398	$5,582,651	$5,278,511
Balance, beginning of year	$101,309	$51,637	$47,764	$48,298	$50,185
Adoption of accounting standard - ASU 2016-13	—	13,393	—	—	—
Loans charged off:
Commercial, financial, agricultural and other	7,020	6,318	3,393	5,294	6,634
Real estate construction	9	—	—	—	—
Residential real estate	309	1,040	1,042	1,313	1,287
Commercial real estate	1,659	4,939	2,008	3,930	340
Loans to individuals	4,061	6,953	5,831	4,576	4,248
Total loans charged off	13,058	19,250	12,274	15,113	12,509
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	2,430	314	326	788	3,901
Real estate construction	155	26	158	141	470
Residential real estate	468	414	315	361	371
Commercial real estate	135	312	189	153	278
Loans to individuals	1,460	991	626	605	515
Total recoveries	4,648	2,057	1,614	2,048	5,535
Net charge-offs	8,410	17,193	10,660	13,065	6,974
Provision charged to expense	(377)	53,472	14,533	12,531	5,087
Balance, end of year	$92,522	$101,309	$51,637	$47,764	$48,298
Ratios:
Net charge-offs as a percentage of average loans outstanding	0.12%	0.26%	0.18%	0.23%	0.13%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.35%	1.50%	0.83%	0.83%	0.89%
Allowance for credit losses as a percentage of end-of-period loans outstanding, excluding PPP loans	1.37%	1.61%	0.83%	0.83%	0.89%

Noninterest Income
The components of noninterest income for each year in the three-year period ended December 31 are as follows:

				2021 compared to 2020
	2021	2020	2019	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$11,111	$9,101	$8,321	$2,010	22%
Service charges on deposit accounts	17,984	16,387	18,926	1,597	10
Insurance and retail brokerage commissions	8,502	7,850	7,583	652	8
Income from bank owned life insurance	6,433	6,552	6,002	(119)	(2)
Card related interchange income	27,954	23,966	21,677	3,988	17
Swap fee income	2,543	1,588	3,397	955	60
Other income	8,185	7,892	7,268	293	4
Subtotal	82,712	73,336	73,174	9,376	13
Net securities gains	16	70	22	(54)	(77)
Gain on sale of mortgage loans	13,555	18,764	7,765	(5,209)	(28)
Gain on sale of other loans and assets	8,130	4,827	4,793	3,303	68
Derivative mark to market	2,344	(2,521)	(269)	4,865	(193)
Total noninterest income	$106,757	$94,476	$85,485	$12,281	13%
Noninterest income, excluding net securities gains, gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market, increased $9.4 million, or 13%, in 2021. Card related interchange income increased $4.0 million due to growth in customer accounts and transactions and trust income increased $2.0 million due to growth in assets under management. Service charges on deposit accounts increased $1.6 million as customer activity began to return to pre-COVID levels and swap fee income increased $1.0 million due to an increase in interest rate swaps entered into for our commercial customers.
Total noninterest income increased $12.3 million, or 13%, in comparison to the year ended December 31, 2020. The most significant change, other than the changes noted above, includes a $4.9 million increase in the mark to market adjustment on interest rate swaps entered into for our commercial customers. This adjustment does not reflect a realized gain on the swaps, but rather relates to a change in fair value due to movements in corporate bond spreads and swap rates as well as changes in counterparty credit risk. Gain on sale of other loans and assets increased $3.3 million due to an increase in the sale of other loans, primarily SBA loans, in comparison to the prior year. Partially offsetting these increases is a decrease of $5.2 million in gain on sale of mortgage loans due to a decline in volume and spread received on mortgage loans sold.
If the Company's total assets would equal or exceed $10 billion we would no longer qualify for exemption from the interchange fee cap included in the Dodd-Frank Act. We estimate the application of the interchange fee cap would have decreased interchange income by approximately $13.8 million in 2021.

Noninterest Expense
The components of noninterest expense for each year in the three-year period ended December 31 are as follows:

				2021 compared to 2020
	2021	2020	2019	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$119,506	$118,961	$112,237	$545	—%
Net occupancy	16,586	17,647	18,923	(1,061)	(6)
Furniture and equipment	15,642	15,393	15,160	249	2
Data processing	12,373	10,543	10,692	1,830	17
Advertising and promotion	4,983	4,679	4,250	304	6
Pennsylvania shares tax	4,604	4,500	4,602	104	2
Intangible amortization	3,497	3,689	3,344	(192)	(5)
Other professional fees and services	4,501	3,886	4,631	615	16
FDIC insurance	2,529	2,699	1,219	(170)	(6)
Other operating expenses	26,663	24,770	27,960	1,893	8
Subtotal	210,884	206,767	203,018	4,117	2
Loss on sale or write-down of assets	303	680	1,724	(377)	(55)
Litigation and operational losses	2,324	1,411	1,687	913	65
Merger and acquisition related	—	—	3,536	—	—
COVID-19 expense	449	874	—	(425)	(49)
Early retirement	—	3,422	—	(3,422)	(100)
Branch consolidation	(103)	2,672	—	(2,775)	(104)
Total noninterest expense	$213,857	$215,826	$209,965	$(1,969)	(1)%
Total noninterest expense decreased $2.0 million, or 1%, compared to the year ended December 31, 2020. Contributing to the decline in expense is the recognition in 2020 of $3.4 million in voluntary early retirement expense and $2.7 million in branch consolidation expense. There was no similar activity during the year ended December 31, 2021. Also contributing to the decrease in noninterest expense is a $1.1 million decline in net occupancy expense resulting from savings related to the branch consolidation efforts in 2020 more than offsetting increases in this expense.
Offsetting these decreases is an increase of $1.9 million in other operating expenses resulting from a $1.2 million credit in unfunded commitment expense recognized in 2020, with no similar credit in 2021. As a result of the adoption of CECL, the unfunded commitment expense is now recorded as part of provision for credit losses. Data processing expense increased $1.8 million due to updates to our digital banking product offerings.

Income Tax
The provision for income taxes of $34.6 million in 2021 reflects an increase of $17.8 million compared to the provision for income taxes in 2020, as a result of a $82.6 million increase in the level of income before taxes.
The effective tax rate was 20.0% and 18.6% for tax expense in 2021 and 2020, respectively. We ordinarily generate an annual effective tax rate that is less than the statutory rate due to benefits resulting from tax-exempt interest, income from bank owned life insurance, and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income.

Financial Condition
First Commonwealth’s total assets increased $477.0 million as of December 31, 2021 compared to December 31, 2020. Loans, including loans held for sale, increased $63.2 million, or 1%, and investment securities increased $389.6 million, or 33%. Loan growth in 2021 was impacted by a decrease of $407.6 million in PPP loans as a result of SBA forgiveness and payments. As of December 31, 2021 outstanding PPP loans totaled $71.3 million compared to $478.9 million at December 31, 2020. The increase in investment securities can be attributed to the liquidity provided from the decline in PPP loans as well as increases in noninterest-bearing deposits of $338.8 million, or 15%, and interest-bearing deposits of $205.0 million, or 4%.

During 2021, approximately $554.6 million in investment securities were sold, called or matured. Most of these securities were higher yielding securities in comparison to the total portfolio yield and, as such, their replacement contributed to the decrease in the yield earned on the portfolio. In total, $21.6 million in agency securities, $994.4 million in mortgage-backed securities, $3.2 million in municipal securities, $19.2 million in corporate securities and $0.2 million in other securities were purchased in 2021 in order to invest excess liquidity and help replace runoff from the portfolio while maintaining a reduced risk profile.
First Commonwealth’s total liabilities increased $436.2 million, or 5%, in 2021. Deposits increased $543.8 million, or 7%. The increase in deposits is a result of elevated customer balances from PPP loan proceeds and the deposit of Federal Stimulus checks. Short-term borrowings decreased $20.9 million, or 18%, largely due to maturities and additional liquidity provided from the increase in deposits.
Total shareholders' equity increased $40.8 million in 2021. Growth in shareholders' equity was the result of net income of $138.3 million partially offset by a $26.0 million decrease in accumulated other comprehensive income, $43.6 million in dividends declared and $31.3 million in stock repurchases.

Loan Portfolio
Following is a summary of our loan portfolio as of December 31:

	2021		2020		2019		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,173,452	17%	$1,555,986	23%	$1,241,853	20%	$1,138,473	20%	$1,163,383	22%
Real estate construction	494,456	7	427,221	6	449,039	7	358,978	6	248,868	5
Residential real estate	1,920,250	28	1,750,592	26	1,681,362	27	1,562,405	27	1,426,370	26
Commercial real estate	2,251,097	33	2,211,569	33	2,117,519	34	2,123,544	37	2,019,096	37
Loans to individuals	999,975	15	815,815	12	699,375	12	590,739	10	549,659	10
Total loans	$6,839,230	100%	$6,761,183	100%	$6,189,148	100%	$5,774,139	100%	$5,407,376	100%
The loan portfolio totaled $6.8 billion as of December 31, 2021, reflecting growth of $78.0 million, or 1%, compared to December 31, 2020. All categories experienced loan growth, except for commercial, financial, agricultural and other.
Commercial, financial, agricultural and other loans decreased $382.5 million, or 25%, as a result of a $407.6 million decline in PPP loans due to SBA forgiveness and payments. These loans carry a fixed rate of 1.00% and yielded 7.4% in 2021 after considering origination fees and costs recognized over the life of the loan or accelerated recognition at payoff or forgiveness.
Residential real estate loans increased $169.7 million, or 10%, primarily due to originations of first lien closed-end 1-4 family mortgage loans. Growth in the loans to individuals category of $184.2 million, or 23%, was the result of growth in indirect auto loans.
The majority of our loan portfolio is with borrowers located in the state of Pennsylvania. The Company also has a portion of its loan portfolio in Ohio as a result of four recent acquisitions in that state. As of December 31, 2021 and 2020, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans at December 31, 2021 were as follows:

	Within One Year	One to 5 Years	After 5 Years	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$172,585	$611,872	$388,337	$1,172,794
Real estate construction (a)	139,911	165,755	77,477	383,143
Commercial real estate	294,475	861,406	1,096,619	2,252,500
Other	5,380	20,042	120,672	146,094
Totals	$612,351	$1,659,075	$1,683,105	$3,954,531
Loans at fixed interest rates		318,758	253,313
Loans at variable interest rates		1,340,317	1,429,792
Totals		$1,659,075	$1,683,105
(a)The maturities of real estate construction loans include term commitments that follow the construction period. Loans with these term commitments will be moved to the commercial real estate category when the construction phase of the project is completed.
First Commonwealth has a legal lending limit of $156.3 million to any one borrower or closely related group of borrowers, but has established lower thresholds for credit risk management.

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

The following is a comparison of nonperforming assets and the effects on interest due to nonaccrual loans for the period ended December 31:

	2021	2020	2019	2018	2017
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$34,926	$30,801	$18,638	$11,509	$19,455
Loans held for sale on nonaccrual basis	—	13	—	—	—
Troubled debt restructured loans on nonaccrual basis	13,134	14,740	6,037	11,761	11,222
Troubled debt restructured loans on accrual basis	7,120	8,512	7,542	8,757	11,563
Total nonperforming loans	$55,180	$54,066	$32,217	$32,027	$42,240
Loans past due in excess of 90 days and still accruing	$1,606	$1,523	$2,073	$1,582	$1,854
Other real estate owned	$642	$1,215	$2,228	$3,935	$2,765
Loans outstanding at end of period	$6,839,230	$6,761,183	$6,189,148	$5,774,139	$5,407,376
Average loans outstanding	$6,777,192	$6,737,339	$5,987,398	$5,582,651	$5,278,511
Nonperforming loans as a percentage of total loans	0.81%	0.80%	0.52%	0.55%	0.78%
Provision for credit losses on loans	$(377)	$53,472	$14,533	$12,531	$5,087
Allowance for credit losses	$92,522	$101,309	$51,637	$47,764	$48,298
Net charge-offs	$8,410	$17,193	$10,660	$13,065	$6,974
Net charge-offs as a percentage of average loans outstanding	0.12%	0.26%	0.18%	0.23%	0.13%
Provision for credit losses on loans as a percentage of net charge-offs	(4.48)%	311.01%	136.33%	95.91%	72.94%
Allowance for credit losses as a percentage of end-of-period loans outstanding (a)	1.35%	1.50%	0.83%	0.83%	0.89%
Allowance for credit losses as a percentage of end-of-period loans outstanding, excluding PPP loans (a)	1.37%	1.61%	0.83%	0.83%	0.89%
Allowance for credit losses as a percentage of nonperforming loans (a)	167.67%	187.43%	160.28%	149.14%	114.34%
Gross income that would have been recorded at original rates	$3,503	$3,733	$1,860	$1,428	$2,079
Interest that was reflected in income	569	297	262	256	783
Net reduction to interest income due to nonaccrual	$2,934	$3,436	$1,598	$1,172	$1,296
(a)End of period loans and nonperforming loans exclude loans held for sale.
Nonperforming loans increased $1.1 million to $55.2 million at December 31, 2021, compared to $54.1 million at December 31, 2020. Nonperforming loans as a percentage of total loans increased to 0.81% from 0.80% at December 31, 2021 compared to December 31, 2020.
Also included in nonperforming loans are TDRs, which are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower under terms not available in the market. TDRs decreased $3.0 million during 2021. For additional information on TDRs please refer to Note 8 “Loans and Allowance for Credit Losses.”
In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications typically provide for the deferral of both principal and interest for 90 days. The CARES Act, along with a joint agency statement issued by banking regulators, provides that modifications meeting certain criteria made in response to COVID-19 do not need to be accounted for as a TDR. As of December 31, 2020 the Company has granted approximately 6,800 deferrals to its customers with aggregate principal balances of $1.4 billion. As of December 31, 2021, the balance of loans in deferral status had fallen to $6.2 million.
Net charge-offs were $8.4 million in 2021 compared to $17.2 million for the year 2020. The most significant credit losses recognized during the year include $5.3 million in charge-offs recognized on two commercial, financial, agricultural and other relationships and a $1.4 million charge-off recognized on a commercial real estate relationship. Net charge-offs in the loans to individuals category totaled $2.6 million for 2021, primarily due to charge-offs of indirect auto loans. Additional detail on credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Provision for Credit Losses,” “Allowance for Credit Losses" and "Credit Risk.”
Provision for credit losses on loans as a percentage of net charge-offs decreased to a negative 4.5% for the year ended December 31, 2021 from 311.0% for the year ended December 31, 2020. This change is primarily due to the implementation of CECL and the uncertainty and risks of the COVID-19 pandemic on the economy and the economic forecast in the year ended December 31, 2020.

Allowance for Credit Losses
Following is a summary of the allocation of the allowance for credit losses at December 31:

	2021		2020		2019		2018		2017
	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)
	(dollars in thousands)
Commercial, financial, agricultural and other	$18,093	17%	$17,187	23%	$20,234	20%	$19,374	20%	$23,429	22%
Real estate construction	4,220	7	7,966	6	2,558	7	2,002	6	1,349	5
Residential real estate	12,625	28	14,358	26	4,093	27	3,969	27	2,759	26
Commercial real estate	33,376	33	41,953	33	19,768	34	18,386	37	17,357	37
Loans to individuals	24,208	15	19,845	12	4,984	12	4,033	10	3,404	10
Total	$92,522		$101,309		$51,637		$47,764		$48,298
Allowance for credit losses as percentage of end-of-period loans outstanding	1.35%		1.50%		0.83%		0.83%		0.89%
Allowance for credit losses as a percentage of end-of-period loans outstanding, excluding PPP loans	1.37%		1.61%		0.83%		0.83%		0.89%
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

The allowance for credit losses decreased $8.8 million from December 31, 2020 to December 31, 2021. The allowance for credit losses as a percentage of end-of-period loans outstanding was 1.35% at December 31, 2021. The decrease compared to December 31, 2020 is primarily due to improved economic forecasts, reflecting a decline in the expected impact of COVID-19 pandemic on the economy during 2021. The increased level of the allowance for credit losses at December 31, 2021 and 2020, compared to prior years is a result of calculating the allowance in those years in accordance with CECL, which provides for expected losses over the life of a loan. Prior years allowance for credit losses was calculated to provide for credit losses as they were incurred. The allowance for credit losses includes both a general reserve for performing loans and reserves for individually analyzed loans. Comparing December 31, 2021 to December 31, 2020, the general reserve for performing loans is 1.36% and 1.43%, respectively, of total performing loans for both periods. Reserves for individually analyzed loans decreased from 9.1% of nonperforming loans at December 31, 2020 to 0.7% of nonperforming loans at December 31, 2021. The allowance for credit losses as a percentage of nonperforming loans was 167.7% and 187.4% at December 31, 2021 and 2020, respectively.

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
Following is a detail schedule of the amortized cost of securities available for sale as of December 31:

	2021	2020	2019
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$5,242	$6,492	$7,745
Mortgage-Backed Securities—Commercial	365,024	182,823	186,316
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	632,687	481,109	660,777
Other Government-Sponsored Enterprises	1,000	100,996	1,000
Obligations of States and Political Subdivisions	9,538	11,154	17,738
Corporate Securities	32,088	22,941	22,919
Total Securities Available for Sale	$1,045,579	$805,515	$896,495
As of December 31, 2021, securities available for sale had a fair value of $1.0 billion. Gross unrealized gains were $9.5 million and gross unrealized losses were $13.7 million.
The following is a schedule of the contractual maturity distribution of securities available for sale at December 31, 2021.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield (b)
	(dollars in thousands)
Within 1 year	$29	$—	$—	$29	5.72%
After 1 but within 5 years	15,432	1,883	10,991	28,306	2.99
After 5 but within 10 years	79,592	7,655	21,097	108,344	2.05
After 10 years	908,900	—	—	908,900	1.71
Total	$1,003,953	$9,538	$32,088	$1,045,579	1.78%
(a)Equities are excluded from this schedule because they have an indefinite maturity.
(b)Yields are calculated on a taxable equivalent basis.

Mortgage-backed securities, which include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises, have contractual maturities ranging from less than one year to approximately 45 years and have anticipated average lives to maturity ranging from less than three years to approximately five years.
The available for sale investment portfolio amortized cost increased $240.1 million, or 30%, at December 31, 2021 compared to 2020. Available for sale investment purchases of $676.9 million were offset by the sale, call or maturity of $433.9 million in investments. Liquidity provided from sales, calls and maturities was utilized to fund growth in the loan portfolio or reinvested into investment securities and interest bearing deposits with banks.

Following is a detail schedule of the amortized cost of securities held to maturity as of December 31:

	2021	2020	2019
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$2,409	$2,766	$3,392
Mortgage-Backed Securities—Commercial	91,439	36,799	51,291
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	387,848	277,351	229,667
Mortgage-Backed Securities—Commercial	7,309	9,737	12,081
Other Government-Sponsored Enterprises	21,904	—	—
Obligations of States and Political Subdivisions	29,402	34,391	40,092
Debt Securities Issued by Foreign Governments	1,000	800	600
Total Securities Held to Maturity	$541,311	$361,844	$337,123
The following is a schedule of the contractual maturity distribution of securities held to maturity at December 31, 2021.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Within 1 year	$—	$708	$200	$908	2.80%
After 1 but within 5 years	7,309	6,809	800	14,918	2.62
After 5 but within 10 years	29,173	21,323	—	50,496	1.85
After 10 years	474,427	562	—	474,989	1.46
Total	$510,909	$29,402	$1,000	$541,311	1.53%
The held to maturity investment portfolio increased $179.5 million, or 50%, at December 31, 2021 compared to 2020. Held to maturity investment purchases of $361.7 million were offset by the sale, call or maturity of $120.7 million in investments.
See Note 7 “Investment Securities" and Note 16 “Fair Values of Assets and Liabilities” for additional information related to the investment portfolio.

Deposits
Total deposits increased $543.8 million, or 7%, in 2021. Interest-bearing demand and savings deposits increased $382.9 million, noninterest-bearing demand deposits increased $338.8 million and time deposits decreased $177.9 million. The increase in deposits can be attributed to elevated customer deposit balances from PPP loan proceeds and the deposit of Federal stimulus checks. For additional information concerning our deposits, please refer to Note 12 “Interest-Bearing Deposits.”
Time deposits of $100 thousand or more had remaining maturities as follows as of the end of each year in the three-year period ended December 31:

	2021		2020		2019
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
3 months or less	$40,690	30%	$79,135	34%	$51,625	14%
Over 3 months through 6 months	29,018	21	59,193	26	88,352	23
Over 6 months through 12 months	38,629	29	52,447	23	133,893	35
Over 12 months	27,749	20	40,675	17	103,759	28
Total	$136,086	100%	$231,450	100%	$377,629	100%

Short-Term Borrowings and Long-Term Debt
Short-term borrowings increased $20.9 million, or 18%, from $117.4 million at December 31, 2020 to $138.3 million at December 31, 2021. Long-term debt decreased $51.0 million, from $233.3 million at December 31, 2020 to $182.3 million at December 31, 2021. For additional information concerning our short-term borrowings, subordinated debentures and other long-term debt, please refer to Note 13 “Short-term Borrowings,” Note 14 “Subordinated Debentures” and Note 15 “Other Long-term Debt” of the Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements
The table below sets forth our contractual obligations to make future payments as of December 31, 2021. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

	Footnote Number Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
FHLB advances	15	$712	$1,508	$1,629	$1,724	$5,573
Subordinated debentures	14	—	—	—	170,775	170,775
Operating leases	10	4,667	9,103	8,105	35,207	57,082
Total contractual obligations		$5,379	$10,611	$9,734	$207,706	$233,430
The table above excludes our cash obligations upon maturity of certificates of deposit, which is set forth in Note 12 “Interest-Bearing Deposits” of the Consolidated Financial Statements.
In addition, see Note 9 “Commitments and Letters of Credit” for detail related to our off-balance sheet commitments to extend credit, financial standby letters of credit, performance standby letters of credit and commercial letters of credit as of December 31, 2021. Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements since it is unknown if the borrower will draw upon these commitments and often these commitments expire without being drawn upon. As of December 31, 2021, a reserve for expected credit losses of $6.4 million was recorded for unused commitments and letters of credit.

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
We generate funds to meet our cash flow needs primarily through the core deposit base of FCB and the maturity or repayment of loans and other interest-earning assets, including investments. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $543.8 million, or 7%, during 2021, and comprised 95% of total liabilities at December 31, 2021, as compared to 93% at December 31, 2020. The increase in deposits in 2021 is a result of elevated customer deposit balances from PPP loan proceeds and the deposit of Federal stimulus checks into our customer's deposit accounts. Proceeds from the sale, maturity and redemption of investment securities totaled $554.6 million during 2021 and provided liquidity to fund loans, pay down short-term borrowings, purchase investment securities and fund depositor withdrawals.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit through brokers. We have increased our borrowing capacity at the Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the Federal Home Loan Bank, as collateral for borrowings at the Federal Reserve. At December 31, 2021 our borrowing capacity at the Federal Reserve related to this program was $982.1 million and there were no amounts outstanding. Additionally, as of December 31, 2021, our maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh was $1.9 billion and as of that date amounts used against this capacity included $5.6 million in outstanding borrowings.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an ALCO strategy to increase and diversify funding sources. As of December 31, 2021, our maximum borrowing capacity under this program was $1.0 billion and as of that date there was $5.8 million outstanding. We also participate in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of December 31, 2021, our outstanding certificates of deposits from this program have an average weighted rate of 0.57% and an average original term of 341 days.
We also have available unused federal funds lines with four correspondent banks. These lines have an aggregate commitment of $160.0 million and there were no amounts outstanding as of December 31, 2021. In addition, we have available unused repo lines with three correspondent banks. These lines have an aggregate commitment of $875.2 million with no outstanding balance as of December 31, 2021.
The liquidity needs of First Commonwealth on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments and dividend payments to our stockholders, which collectively totaled $51.5 million for the year ended December 31, 2021, as well as any cash necessary to repurchase our shares, which totaled $31.3 million for the year ended December 31, 2021. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $72.2 million in junior subordinated debentures and cash and interest-bearing deposits of $11.6 million at December 31, 2021. At the end of 2021, the Parent Company had a $20.0 million short-term, unsecured revolving line of credit with another financial institution. As of December 31, 2021, there were no amounts outstanding under this line. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.
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
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one-year period was 0.84 and 0.51 at December 31, 2021 and 2020, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
Following is the gap analysis as of December 31:

	2021
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,910,172	$394,048	$606,468	$3,910,688	$2,296,873	$555,022
Investments	98,969	82,267	154,316	335,552	725,576	516,766
Other interest-earning assets	310,629	—	—	310,629	—	—
Total interest-sensitive assets (ISA)	3,319,770	476,315	760,784	4,556,869	3,022,449	1,071,788
Certificates of deposit	97,269	72,453	106,243	275,965	107,795	1,232
Other deposits	4,938,673	—	—	4,938,673	—	—
Borrowings	210,682	200	400	211,282	53,197	51,577
Total interest-sensitive liabilities (ISL)	5,246,624	72,653	106,643	5,425,920	160,992	52,809
Gap	$(1,926,854)	$403,662	$654,141	$(869,051)	$2,861,457	$1,018,979
ISA/ISL	0.63	6.56	7.13	0.84	18.77	20.30
Gap/Total assets	20.19%	4.23%	6.85%	9.10%	29.98%	10.68%

	2020
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$596,292	$495,759	$942,174	$2,034,225	$3,424,936	$1,270,694
Investments	109,706	82,052	158,357	350,115	495,013	150,976
Other interest-earning assets	256,572	—	—	256,572	—	—
Total interest-sensitive assets (ISA)	962,570	577,811	1,100,531	2,640,912	3,919,949	1,421,670
Certificates of deposit	163,340	120,458	135,285	419,083	141,577	2,153
Other deposits	4,555,744	—	—	4,555,744	—	—
Borrowings	189,645	50,105	209	239,959	1,673	104,166
Total interest-sensitive liabilities (ISL)	4,908,729	170,563	135,494	5,214,786	143,250	106,319
Gap	$(3,946,159)	$407,248	$965,037	$(2,573,874)	$3,776,699	$1,315,351
ISA/ISL	0.20	3.39	8.12	0.51	27.36	13.37
Gap/Total assets	43.52%	4.49%	10.64%	28.38%	41.65%	14.51%
Gap analysis has limitations due to the static nature of the model, which holds volumes and consumer behaviors constant in all economic and interest rate scenarios. A lower level of rate sensitive assets to rate sensitive liabilities repricing in one year could indicate reduced net interest income in a rising interest rate scenario, and conversely, increased net interest income in a declining interest rate scenario. However, the gap analysis incorporates only the level of interest-earning assets and interest-bearing liabilities and not the sensitivity each has to changes in interest rates. The impact of the sensitivity to changes in interest rates is provided in the table below.
The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12-month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2021 ($)	$(9,008)	$(4,976)	$5,956	$10,224
December 31, 2021 (%)	(3.25)%	(1.79)%	2.15%	3.69%

December 31, 2020 ($)	$(4,911)	$(2,621)	$3,340	$6,229
December 31, 2020 (%)	(1.79)%	(0.95)%	1.22%	2.27%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates as compared to if rates remained unchanged, assuming there are no changes in balance sheet categories.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2021 ($)	$(26,120)	$(17,640)	$13,867	$29,192
December 31, 2021 (%)	(9.42)%	(6.36)%	5.00%	10.53%

December 31, 2020 ($)	$(13,807)	$(9,175)	$9,921	$18,408
December 31, 2020 (%)	(5.03)%	(3.34)%	3.61%	6.70%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. For the years 2021 and 2020, the cost of our interest-bearing liabilities averaged 0.27% and 0.58%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.43% and 3.72%, respectively.
During the third quarter of 2021, after considering the excess liquidity position of First Commonwealth and the banking industry, management revised its interest rate assumptions related to its ability to lag deposit rate increases for the first two 25 basis point interest rate increases by the Federal Reserve. The results of this assumption change, which extended the repricing of core deposits, are reflected in the December 31, 2021 results in the above sensitivity tables for gradual and immediate interest rate changes.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $6.4 million at December 31, 2021 and is classified in “Other liabilities” on the Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternate financing sources. In 2021, 30 loans totaling $9.4 million were identified as troubled debt restructurings. These loans were individually analyzed and no additional reserves were required.
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
The allowance for credit losses was $92.5 million at December 31, 2021 or 1.35% of loans outstanding, compared to $101.3 million or 1.50% of loans outstanding at December 31, 2020. Credit measures as of December 31, 2021 compared to December 31, 2020 reflect a decrease in the level of criticized loans of $104.7 million from $302.8 million at December 31, 2020 to $198.1 million at December 31, 2021. Commercial real estate loans accounted for $90.3 million of this decrease. Classified assets increased $1.4 million from $76.2 million at December 31, 2020 to $77.6 million at December 31, 2021. Delinquency on accruing loans decreased $1.6 million, or 14%, and the level of nonperforming loans increased $1.1 million for the same period.
The allowance for credit losses as a percentage of nonperforming loans was 167.7% at December 31, 2021 and 187.4% as of December 31, 2020. The allowance for credit losses includes specific allocations of $0.4 million related to nonperforming loans covering 1% of the total nonperforming balance at December 31, 2021 and specific allocations of $4.9 million covering

9% of the total nonperforming balance at December 31, 2020. The amount of allowance related to nonperforming loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses.

Management believes that the allowance for credit losses is at a level that is sufficient to absorb expected losses in the loan portfolio at December 31, 2021.
The following table provides information on net charge-offs and nonperforming loans by loan category:

	For the Period Ended December 31, 2021			As of December 31, 2021
	Net Charge-offs	% of Total Net Charge- offs	Net Charge-offs as a % of Average Loans	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$4,590	54.58%	0.06%	$4,047	7.34%	0.06%
Real estate construction	(146)	(1.74)	—	45	0.08	—
Residential real estate	(159)	(1.89)	—	9,365	16.97	0.14
Commercial real estate	1,524	18.12	0.02	41,277	74.80	0.60
Loans to individuals	2,601	30.93	0.04	446	0.81	0.01
Total loans, net of unearned income	$8,410	100.00%	0.12%	$55,180	100.00%	0.81%
As the above table illustrates, commercial real estate and residential real estate loans were the most significant portions of the nonperforming loans as of December 31, 2021. See discussions related to the provision for credit losses and loans for more information.

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

ITEM 8.    Financial Statements and Supplementary Data

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2021	2020
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$84,738	$100,009
Interest-bearing bank deposits	310,634	256,572
Securities available for sale, at fair value	1,041,380	831,223
Securities held to maturity, at amortized cost, (Fair value $536,651 at December 31, 2021 and $369,851 at December 31, 2020)	541,311	361,844
Other investments	12,838	12,227
Loans held for sale	18,583	33,436
Loans:
Portfolio loans	6,839,230	6,761,183
Allowance for credit losses	(92,522)	(101,309)
Net loans	6,746,708	6,659,874
Premises and equipment, net	120,775	125,517
Other real estate owned	642	1,215
Goodwill	303,328	303,328
Amortizing intangibles, net	11,188	13,492
Bank owned life insurance	224,700	225,952
Other assets	128,268	143,415
Total assets	$9,545,093	$9,068,104
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,658,782	$2,319,958
Interest-bearing	5,323,716	5,118,708
Total deposits	7,982,498	7,438,666
Short-term borrowings	138,315	117,373
Subordinated debentures	170,775	170,612
Other long-term debt	5,573	56,258
Capital lease obligation	5,921	6,385
Total long-term debt	182,269	233,255
Other liabilities	132,639	210,193
Total liabilities	8,435,721	7,999,487
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued as of December 31, 2021 and 2020; and 94,233,152 and 96,130,751 shares outstanding at December 31, 2021 and 2020, respectively	113,915	113,915
Additional paid-in capital	496,121	494,683
Retained earnings	691,260	596,614
Accumulated other comprehensive (loss) income, net	(8,768)	17,233
Treasury stock (19,681,750 and 17,784,151 shares at December 31, 2021 and 2020, respectively)	(183,156)	(153,828)
Total shareholders’ equity	1,109,372	1,068,617
Total liabilities and shareholders’ equity	$9,545,093	$9,068,104
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2021	2020	2019
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$267,599	$275,189	$291,889
Interest and dividends on investments:
Taxable interest	24,723	24,063	29,773
Interest exempt from federal income taxes	595	1,053	1,591
Dividends	521	686	1,608
Interest on bank deposits	400	218	403
Total interest income	293,838	301,209	325,264
Interest Expense
Interest on deposits	5,749	21,972	36,725
Interest on short-term borrowings	99	704	8,298
Interest on subordinated debentures	8,555	8,580	9,084
Interest on other long-term debt	649	1,419	1,016
Interest on capital lease obligation	245	263	279
Total interest expense	15,297	32,938	55,402
Net Interest Income	278,541	268,271	269,862
Provision for credit losses	(1,376)	56,718	14,533
Net Interest Income after Provision for Credit Losses	279,917	211,553	255,329
Noninterest Income
Net securities gains	16	70	22
Trust income	11,111	9,101	8,321
Service charges on deposit accounts	17,984	16,387	18,926
Insurance and retail brokerage commissions	8,502	7,850	7,583
Income from bank owned life insurance	6,433	6,552	6,002
Gain on sale of mortgage loans	13,555	18,764	7,765
Gain on sale of other loans and assets	8,130	4,827	4,793
Card related interchange income	27,954	23,966	21,677
Derivative mark to market	2,344	(2,521)	(269)
Swap fee income	2,543	1,588	3,397
Other income	8,185	7,892	7,268
Total noninterest income	106,757	94,476	85,485
Noninterest Expense
Salaries and employee benefits	119,506	118,961	112,237
Net occupancy	16,586	17,647	18,923
Furniture and equipment	15,642	15,393	15,160
Data processing	12,373	10,543	10,692
Advertising and promotion	4,983	4,679	4,250
Pennsylvania shares tax	4,604	4,500	4,602
Intangible amortization	3,497	3,689	3,344
Other professional fees and services	4,501	3,886	4,631
FDIC insurance	2,529	2,699	1,219
Loss on sale or write-down of assets	303	680	1,724
Litigation and operational losses	2,324	1,411	1,687
Merger and acquisition related	—	—	3,536
COVID-19 expense	449	874	—
Early retirement	—	3,422	—
Branch consolidation	(103)	2,672	—
Other operating expenses	26,663	24,770	27,960
Total noninterest expense	213,857	215,826	209,965
Income before income taxes	172,817	90,203	130,849
Income tax provision	34,560	16,756	25,516
Net Income	$138,257	$73,447	$105,333
Average Shares Outstanding	95,583,890	97,499,586	98,317,787
Average Shares Outstanding Assuming Dilution	95,840,285	97,758,965	98,588,164
Per Share Data: Basic Earnings Per Share	$1.45	$0.75	$1.07
Diluted Earnings Per Share	$1.44	$0.75	$1.07
Cash Dividends Declared per Common Share	$0.455	$0.440	$0.400
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Net Income	$138,257	$73,447	$105,333
Other comprehensive (loss) income, before tax (benefit) expense:
Unrealized holding (losses) gains on securities arising during the period	(29,892)	19,981	20,625
Less: reclassification adjustment for gains on securities included in net income	(16)	(70)	(22)
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(3,356)	(4,467)	935
Unrealized gains (losses) for postretirement obligation:
Prior service cost	76	(537)	—
Net gain (loss)	275	(155)	(121)
Total other comprehensive (loss) income, before income tax (benefit) expense	(32,913)	14,752	21,417
Income tax (benefit) expense related to items of other comprehensive (loss) income	(6,912)	3,098	4,497
Comprehensive Income	$112,256	$85,101	$122,253
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2020	96,130,751	$113,915	$494,683	$596,614	$17,233	$(153,828)	$1,068,617
Net income				138,257			138,257
Total other comprehensive loss					(26,001)		(26,001)
Cash dividends declared ($0.455 per share)				(43,611)			(43,611)
Treasury stock acquired	(2,195,110)					(31,301)	(31,301)
Treasury stock reissued	173,907		771	—		1,493	2,264
Restricted stock	123,604	—	667	—		480	1,147
Balance at December 31, 2021	94,233,152	$113,915	$496,121	$691,260	$(8,768)	$(183,156)	$1,109,372

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2019	98,311,840	$113,915	$493,737	$577,348	$5,579	$(134,914)	$1,055,665
Net income				73,447			73,447
Total other comprehensive income					11,654		11,654
Cash dividends declared ($0.440 per share)				(42,982)			(42,982)
Adoption of accounting standard - ASU 2016-13				(11,199)			(11,199)
Treasury stock acquired	(2,430,842)					(20,905)	(20,905)
Treasury stock reissued	158,453		459	—		1,358	1,817
Restricted stock	91,300	—	487	—		633	1,120
Balance at December 31, 2020	96,130,751	$113,915	$494,683	$596,614	$17,233	$(153,828)	$1,068,617

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2018	98,518,668	$113,915	$492,273	$511,409	$(11,341)	$(130,867)	$975,389
Net income				105,333			105,333
Total other comprehensive income					16,920		16,920
Cash dividends declared ($0.400 per share)				(39,394)			(39,394)
Treasury stock acquired	(486,849)					(6,259)	(6,259)
Treasury stock reissued	205,021		1,014	—		1,730	2,744
Restricted stock	75,000	—	450	—		482	932
Balance at December 31, 2019	98,311,840	$113,915	$493,737	$577,348	$5,579	$(134,914)	$1,055,665
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Operating Activities
Net income	$138,257	$73,447	$105,333
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(1,376)	56,718	14,533
Deferred tax expense (benefit)	1,432	(8,217)	2,292
Depreciation and amortization	11,442	11,653	10,370
Net gains on securities and other assets	(22,273)	(18,807)	(10,671)
Net amortization of premiums and discounts on securities	4,772	6,183	3,892
Income from increase in cash surrender value of bank owned life insurance	(6,105)	(6,288)	(5,998)
Mortgage loans originated for sale	(390,940)	(410,715)	(251,428)
Proceeds from sale of mortgage loans	419,574	408,877	251,968
Decrease (increase) in interest receivable	5,885	(10,735)	423
Decrease in interest payable	(412)	(879)	(256)
Increase (decrease) in income taxes payable	10,664	(887)	1,484
Other—net	(5,874)	5,349	(14,310)
Net cash provided by operating activities	165,046	105,699	107,632
Investing Activities
Transactions with securities held to maturity:
Proceeds from sales	—	—	948
Proceeds from maturities and redemptions	120,728	118,905	54,632
Purchases	(361,734)	(85,679)	(200)
Transactions with securities available for sale:
Proceeds from sales	—	—	—
Proceeds from maturities and redemptions	433,910	472,282	189,194
Purchases	(676,861)	(411,178)	(138,670)
Purchases of FHLB stock	(4,453)	(22,231)	(36,850)
Proceeds from the redemption of FHLB stock	3,342	26,766	52,215
Proceeds from redemptiom of other investments	500	—	—
Proceeds from bank owned life insurance	7,357	1,444	557
Proceeds from the sale of loans	76,414	41,141	37,534
Proceeds from sales of other assets	7,798	5,531	6,822
Acquisition, net of cash acquired	—	—	332,468
Net increase in loans	(161,667)	(622,504)	(358,328)
Purchases of premises and equipment	(10,639)	(7,615)	(17,380)
Net cash (used in) provided by investing activities	(565,305)	(483,138)	122,942
Financing Activities
Net decrease in federal funds purchased	—	—	(11,000)
Net increase (decrease) in other short-term borrowings	20,942	(84,480)	(508,970)
Net increase in deposits	543,947	761,398	308,783
Repayments of other long-term debt	(50,685)	(659)	(634)
Proceeds from issuance of long-term debt	—	—	50,000
Repayments of capital lease obligations	(464)	(430)	(402)
Dividends paid	(43,611)	(42,982)	(39,394)
Proceeds from reissuance of treasury stock	222	222	211
Purchase of treasury stock	(31,301)	(20,905)	(6,259)
Net cash provided by (used in) financing activities	439,050	612,164	(207,665)
Net increase in cash and cash equivalents	38,791	234,725	22,909
Cash and cash equivalents at January 1	356,581	121,856	98,947
Cash and cash equivalents at December 31	$395,372	$356,581	$121,856
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Statement of Accounting Policies
General
The following summary of accounting and reporting policies is presented to aid the reader in obtaining a better understanding of the consolidated financial statements of First Commonwealth Financial Corporation and its subsidiaries (“First Commonwealth”) contained in this report. First Commonwealth's subsidiaries include, First Commonwealth Bank ("FCB" or the "Bank"), First Commonwealth Insurance Agency, Inc. ("FCIA"), FRAMAL and First Commonwealth Financial Advisors, Inc. ("FCFA").
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
A loan is considered to be nonperforming when, based on current information and events, it is expected that First Commonwealth will be unable to collect principal or interest that is due in accordance with contractual terms of the loan. Nonperforming loans include nonaccrual loans and troubled debt restructured loans. Expected losses on nonperforming loans are measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.
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
In connection with our adoption of ASU 2016-13, we made changes to our loan portfolio segments, as compared to loan segments under the incurred model, to align with the methodology applied in determining the allowance under CECL. Refer to Note 8, " Loans and Allowance for Credit Losses" for further discussion of these portfolio segments.
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
Prior to January 1, 2020, the allowance for credit losses was estimated based on management's assessment of probable estimated losses. In addition to loan category, the major loan classifications used in the allowance for credit losses calculation include pass, other assets especially mentioned (“OAEM”), substandard and doubtful. Additional information related to these credit quality categories is provided in Note 8, "Loans and Allowance for Credit Losses." Under this incurred methodology, the allowance calculation uses net historical charge-off trends to estimate probable unconfirmed losses for each loan category.
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
Bank Owned Life Insurance
First Commonwealth and the banks that First Commonwealth has acquired have purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded as non-interest income in the Consolidated Statements of Income and cash receipts and disbursements are included in "Operating Activities" in the Consolidated Statements of Cash Flows. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $4.5 million and $4.6 million as of December 31, 2021 and 2020, respectively, and is reflected in "Other Liabilities" on the Consolidated Statements of Financial Condition.
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
Income Taxes
First Commonwealth records taxes in accordance with the asset and liability method of FASB ASC Topic 740, “Income Taxes,” ("Topic 740") whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases given the provisions of the enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are more likely than not expected to be realized based upon available evidence. In accordance with Topic 740, interest or penalties incurred for taxes will be recorded as a component of noninterest expense.
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
Derivatives and Hedging Activities
First Commonwealth accounts for derivative instruments and hedging activities in accordance with FASB ASC Topic 815, “Derivatives and Hedging" ("Topic 815"). All derivatives are evaluated at inception as to whether or not they are hedging or non-hedging activities, and appropriate documentation is maintained to support the final determination. First Commonwealth recognizes all derivatives as either assets or liabilities on the Consolidated Statements of Financial Condition and measures those instruments at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. For derivatives designated as cash flow hedges, changes in fair value of the effective portion of the cash flow hedges are reported in other comprehensive income ("OCI"). When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in the Consolidated Statement of Income.
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
Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2021, First Commonwealth has interest rate derivative positions that are designated as hedging instruments and others that are not designated as hedging instruments. See Note 6, “Derivatives,” for a description of these instruments.
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
Fair Value Measurements
In accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures" ("Topic 820"), First Commonwealth groups financial assets and financial liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•Level 1—Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange ("NYSE"). Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
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
In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon pricing models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. See Note 16 “Fair Values of Assets and Liabilities” for additional information.
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

Note 2—Supplemental Comprehensive Income Disclosures
The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Comprehensive Income as of December 31. Reclassification adjustments related to securities available for sale are included in the “Net securities gains” line in the Consolidated Statements of Income.

	2021			2020			2019
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on securities arising during the period	$(29,892)	$6,278	$(23,614)	$19,981	$(4,196)	$15,785	$20,625	$(4,331)	$16,294
Reclassification adjustment for gains on securities included in net income	(16)	3	(13)	(70)	15	(55)	(22)	5	(17)
Total unrealized (losses) gains on securities	(29,908)	6,281	(23,627)	19,911	(4,181)	15,730	20,603	(4,326)	16,277
Unrealized gains (losses) on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(3,356)	705	(2,651)	(4,467)	938	(3,529)	935	(196)	739
Total unrealized (losses) gains on derivatives	(3,356)	705	(2,651)	(4,467)	938	(3,529)	935	(196)	739
Unrealized gains (losses) for postretirement obligations:
Prior service cost	76	(16)	60	(537)	113	(424)	—	—	—
Net gain (loss)	275	(58)	217	(155)	32	(123)	(121)	25	(96)
Total unrealized gains (losses) for postretirement obligations	351	(74)	277	(692)	145	(547)	(121)	25	(96)
Total other comprehensive (loss) income	$(32,913)	$6,912	$(26,001)	$14,752	$(3,098)	$11,654	$21,417	$(4,497)	$16,920

The following table details the change in components of OCI for the year-ended December 31:

	2021
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$20,310	$(2,895)	$(182)	$17,233
Other comprehensive loss before reclassification adjustment	(23,614)	(2,651)		(26,265)
Amounts reclassified from accumulated other comprehensive income (loss)	(13)	—		(13)
Prior service cost			60	60
Net gain			217	217
Net other comprehensive loss during the period	(23,627)	(2,651)	277	(26,001)
Balance at December 31	$(3,317)	$(5,546)	$95	$(8,768)

	2020
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$4,580	$634	$365	$5,579
Other comprehensive income before reclassification adjustment	15,785	(3,529)		12,256
Amounts reclassified from accumulated other comprehensive income (loss)	(55)	—		(55)
Net gain			(123)	(123)
Net other comprehensive income during the period	15,730	(3,529)	(547)	11,654
Balance at December 31	$20,310	$(2,895)	$(182)	$17,233

	2019
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(11,697)	$(105)	$461	$(11,341)
Other comprehensive income before reclassification adjustment	16,294	739		17,033
Amounts reclassified from accumulated other comprehensive income (loss)	(17)	—		(17)
Net gain			(96)	(96)
Net other comprehensive income during the period	16,277	739	(96)	16,920
Balance at December 31	$4,580	$634	$365	$5,579

Note 3—Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the year for interest and income taxes as well as detail on non-cash investing and financing activities for the years ended December 31:

	2021	2020	2019
	(dollars in thousands)
Cash paid during the period for:
Interest	$15,624	$33,964	$56,005
Income taxes	22,374	25,914	21,787
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	3,163	3,865	4,723
Fair value of loans transferred from held to maturity to held for sale	73,697	37,305	30,359
Loans transferred from held for sale to held to maturity	—	4,335	482
Gross (decrease) increase in market value adjustment to securities available for sale	(29,908)	19,911	20,604
Gross (decrease) increase in market value adjustment to derivatives	(3,356)	(4,467)	935
Investments committed to purchase, not settled	—	(34,185)	25,484
Increase in limited partnership investment unfunded commitment	7,565	—	1,469
Net assets (liabilities) acquired through acquisition	—	—	(361,595)
Proceeds from death benefit on bank-owned life insurance not received	—	(384)	484
Treasury shares issued	2,042	1,594	2,531

Note 4—Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ending December 31:

	2021	2020	2019
Weighted average common shares issued	113,914,902	113,914,902	113,914,902
Average treasury shares	(18,140,857)	(16,254,304)	(15,447,299)
Average deferred compensation shares	(55,590)	(42,751)	(37,496)
Average unearned nonvested shares	(134,565)	(118,261)	(112,320)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	95,583,890	97,499,586	98,317,787
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	200,712	203,836	231,957
Additional common stock equivalents (deferred compensation) used to calculated diluted earnings per share	55,683	55,543	38,420
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	95,840,285	97,758,965	98,588,164
Per Share Data
Basic Earnings Per Share	$1.45	$0.75	$1.07
Diluted Earnings Per Share	$1.44	$0.75	$1.07
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the years ended December 31, because to do so would have been anti-dilutive.

	12/31/2021			12/31/2020			12/31/2019
		Price Range			Price Range			Price Range
	Shares	From	To	Shares	From	To	Shares	From	To
Restricted Stock	99,344	$12.77	$15.96	92,499	$13.72	$15.44	81,730	$12.99	$15.44
Restricted Stock Units	—	$—	$—	106,931	$12.43	$15.37	26,217	$16.62	$16.62

Note 5—Cash and Due from Banks
Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts, such as checking accounts and NOW accounts. Reserves are maintained in the form of vault cash or balances held with the local Federal Reserve Bank. First Commonwealth Bank maintained average balances of $309.6 million during 2021 and $173.2 million during 2020 with the Federal Reserve Bank of Cleveland.

Note 6—Derivatives
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
During 2021, the Company entered into eight interest rate swap contracts that were designated as cash flow hedges. The interest rate swaps have a total notional amount of $500.0 million; $75.0 million with an original maturity of three years, $175.0 million with an original maturity of four years and $250.0 million with an original maturity of five years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans benchmarked to the 1-month LIBOR rate. Therefore, the interest rate swaps convert the interest payments on the first $500.0 million of 1-month LIBOR based commercial loans into fixed rate payments.
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the Consolidated Statement of Income. For the years ended December 31, 2021 and 2019, net interest income increased $0.6 million and $41 thousand, respectively, and decreased $0.4 million for the year ended December 31, 2020 as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures" or "Interest and fees on loans," in the Consolidated Statements of Income in the same line item as the income or expense on the hedged items. The cash flow hedges were highly effective at December 31, 2021 and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the Consolidated Statements of Income. The impact to noninterest income for the years ended December 31, 2021 was a decrease of $0.5 million and an increase of $0.4 million and $0.1 million, respectively, for the years ended December 31, 2020 and 2019.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At December 31, 2021, the underlying funded mortgage loan commitments had a carrying value of $11.0 million and a fair value of $11.9 million, while the underlying unfunded mortgage loan commitments had a notional amount of $29.7 million. At December 31, 2020, the underlying funded mortgage loan commitments had a carrying value of $25.0 million and a fair value of $28.4 million, while the underlying unfunded mortgage loan commitments had a notional amount of $47.9 million.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other operating expenses" in the Consolidated Statements of Income. The impact on other noninterest expense for the years ended December 31, 2021 totaled $11 thousand, $18 thousand and $5 thousand, respectively. At December 31, 2021, the underlying loans had both a carrying value and a fair value of $2.0 million. At December 31, 2020, the underlying loans had both a carrying value and a fair value of $2.1 million.

The following table depicts the credit value adjustment recorded relative to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks at December 31:

	2021	2020
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(395)	$(2,792)
Notional Amount:
Interest rate derivatives	708,759	631,446
Interest rate caps	66,007	66,527
Interest rate collars	35,354	35,354
Risk participation agreements	241,111	220,280
Sold credit protection on risk participation agreements	(95,618)	(78,522)
Interest rate options	29,691	47,874
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(7,022)	(3,665)
Notional Amount	570,000	70,000
Interest rate forwards:
Fair value adjustment	(29)	(483)
Notional Amount	38,000	65,000
Foreign exchange forwards:
Fair value adjustment	12	(5)
Notional Amount	1,982	2,119
The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Consolidated Statements of Income for the years ended December 31:

	2021	2020	2019
	(dollars in thousands)
Non-hedging interest rate derivatives:
Increase (decrease) in other income	$728	$(981)	$(269)
Decrease in other expense	—	—	(352)
Hedging interest rate derivatives:
Increase (decrease) in interest and fees on loans	1,567	—	(118)
Increase (decrease) in interest from subordinated debentures	959	449	(159)
Increase in other expense	—	—	7
Hedging interest rate forwards:
(Decrease) increase in other income	(454)	420	106
Increase in other expense	—	—	—
Hedging interest rate derivatives:
Increase in other expense	11	18	5
The fair value of our derivatives is included in a table in Note 16, “Fair Values of Assets and Liabilities,” in the line items “Other assets” and “Other liabilities.”

Note 7—Investment Securities

Securities Available for Sale
Below is an analysis of the amortized cost and fair values of securities available for sale at December 31:

	2021				2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$5,242	$420	$—	$5,662	$6,492	$738	$—	$7,230
Mortgage-Backed Securities – Commercial	365,024	1,725	(4,459)	362,290	182,823	8,357	—	191,180
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	632,687	6,308	(9,021)	629,974	481,109	14,924	—	496,033
Other Government-Sponsored Enterprises	1,000	—	(19)	981	100,996	2	—	100,998
Obligations of States and Political Subdivisions	9,538	89	(103)	9,524	11,154	243	—	11,397
Corporate Securities	32,088	973	(112)	32,949	22,941	1,444	—	24,385
Total Securities Available for Sale	$1,045,579	$9,515	$(13,714)	$1,041,380	$805,515	$25,708	$—	$831,223

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
The amortized cost and estimated fair value of debt securities available for sale at December 31, 2021, by contractual maturity, are shown below:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	13,874	14,334
Due after 5 but within 10 years	28,752	29,120
Due after 10 years	—	—
	42,626	43,454
Mortgage-Backed Securities (a)	1,002,953	997,926
Total Debt Securities	$1,045,579	$1,041,380
(a)Mortgage Backed Securities include an amortized cost of $370.3 million and a fair value of $368.0 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $632.7 million and a fair value of $630.0 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales of securities and gross gains (losses) realized on sales, calls and maturities of securities available for sale were as follows for the years ended December 31:

	2021	2020	2019
	(dollars in thousands)
Proceeds from sales	$—	$—	$948
Gross (losses) gains realized:
Sales Transactions:
Gross gains	$—	$—	$—
Gross losses	—	—	(7)
	—	—	(7)
Maturities
Gross gains	16	70	29
Gross losses	—	—	—
	16	70	29
Net gains	$16	$70	$22
Gross gains from maturities recognized in 2021, 2020 and 2019 were the result of calls on municipal securities. Gross losses on sales transactions recognized in 2019 were the result of the sale of one municipal security after its credit rating was withdrawn.
Securities available for sale with an approximate fair value of $759.1 million and $792.1 million were pledged as of December 31, 2021 and 2020, respectively, to secure public deposits and for other purposes required or permitted by law.

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at December 31:

	2021				2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,409	$101	$—	$2,510	$2,766	$138	$—	$2,904
Mortgage-Backed Securities – Commercial	91,439	305	(1,939)	89,805	36,799	1,441	—	38,240
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	387,848	2,800	(5,758)	384,890	277,351	5,389	(10)	282,730
Mortgage-Backed Securities – Commercial	7,309	148	—	7,457	9,737	344	—	10,081
Other Government-Sponsored Enterprises	21,904	—	(625)	21,279	—	—	—	—
Obligations of States and Political Subdivisions	29,402	414	(103)	29,713	34,391	705	—	35,096
Debt Securities Issued by Foreign Governments	1,000	—	(3)	997	800	—	—	800
Total Securities Held to Maturity	$541,311	$3,768	$(8,428)	$536,651	$361,844	$8,017	$(10)	$369,851
The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$908	$918
Due after 1 but within 5 years	7,610	7,653
Due after 5 but within 10 years	43,226	42,846
Due after 10 years	562	572
	52,306	51,989
Mortgage-Backed Securities (a)	489,005	484,662
Total Debt Securities	$541,311	$536,651
(a)Mortgage Backed Securities include an amortized cost of $93.8 million and a fair value of $92.3 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $395.2 million and a fair value of $392.3 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $313.9 million and $228.1 million were pledged as of December 31, 2021 and 2020, respectively, to secure public deposits for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of December 31, 2021 and 2020, our FHLB stock totaled $11.7 million and $10.6 million, respectively and is included in “Other investments” on the Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2021.
At both December 31, 2021 and 2020, Other Investments also includes $1.2 million and $1.7 million, respectively, in equity securities. These securities do not have a readily determinable fair value and are carried at cost. For the years ended December 31, 2021 and 2020, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
Impairment of Investment Securities
On January 1, 2020, First Commonwealth adopted Topic 326, which requires estimated credit losses on held to maturity securities be recorded as an allowance for credit loss instead of a reduction in the amortized cost of the securities. Prior to the adoption of ASU 2016-13, credit related other-than-temporary impairment on debt securities was recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold was recognized in OCI.
There were no estimated credit losses recorded during the years ended December 31, 2021 and 2020. During the year ended December 31, 2019, no other-than-temporary impairment charges were recognized.
First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.
We review our investment portfolio on a quarterly basis for indications of impairment. For available for sale securities the review includes analyzing the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether we are more likely than not to sell the security. We evaluate whether we are more likely than not to sell debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy, tax position and interest rate risk position. Held-to-maturity securities are evaluated for impairment on a quarterly basis using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist, an allowance for credit loss is recorded and included in earnings as a component of credit loss expense.
The following table presents the gross unrealized losses and estimated fair values at December 31, 2021 for available for sale securities for which an allowance for credit losses has not been recorded and held to maturity securities by investment category and time frame for which the securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Commercial	$320,414	$(6,398)	$—	$—	$320,414	$(6,398)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	658,965	(14,779)	—	—	658,965	(14,779)
Other Government-Sponsored Enterprises	22,261	(644)	—	—	22,261	(644)
Obligations of States and Political Subdivisions	11,213	(206)	—	—	11,213	(206)
Debt Securities Issued by Foreign Governments	997	(3)	—	—	997	(3)
Corporate Securities	19,013	(112)	—	—	19,013	(112)
Total Securities	$1,032,863	$(22,142)	$—	$—	$1,032,863	$(22,142)

At December 31, 2021, fixed income securities issued by U.S., Government Agencies and U.S. Government-sponsored enterprises comprised 99% of total unrealized losses. All unrealized losses are a result of changes in market interest rates. At December 31, 2021, there were 66 debt securities in an unrealized loss position, all of which were in an unrealized loss position of less than 12 months. There were no equity securities in an unrealized loss position at December 31, 2021.
The following table presents the gross unrealized losses and estimated fair value at December 31, 2020 for both available for sale and held to maturity securities by investment category and time frame for which the securities had been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	$3,755	$(10)	$—	$—	$3,755	$(10)
Total Securities	$3,755	$(10)	$—	$—	$3,755	$(10)
As of December 31, 2021, our corporate securities had an amortized cost and estimated fair value of $32.1 million and $32.9 million, respectively, and were comprised of debt for large regional banks. At December 31, 2020, these securities had an amortized cost of $22.9 million and estimated fair value of $24.4 million. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trend and capital position, to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the twelve months ended December 31, 2021 and 2020. Prior to 2020, investment securities were evaluated for other-than-temporary impairment.

Note 8—Loans and Allowance for Credit Losses
Loans are presented in the Consolidated Statements of Financial Condition net of deferred loan fees and costs, and discounts related to purchased loans. Net deferred costs were $0.8 million as of December 31, 2021 and net deferred fees were $6.0 million as of December 31, 2020 and discounts on purchased loans were $6.0 million and $7.0 million at December 31, 2021 and 2020, respectively. The following table provides outstanding balances related to each of our loan types as of December 31:

	2021	2020
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,173,452	$1,555,986
Time and demand	1,159,524	1,541,382
Commercial credit cards	13,928	14,604
Real estate construction	494,456	427,221
Residential real estate	1,920,250	1,750,592
Residential first lien	1,299,534	1,144,323
Residential junior lien/home equity	620,716	606,269
Commercial real estate	2,251,097	2,211,569
Multifamily	385,432	371,239
Nonowner occupied	1,465,247	1,421,151
Owner occupied	400,418	419,179
Loans to individuals	999,975	815,815
Automobile	901,280	712,800
Consumer credit cards	11,151	12,360
Consumer other	87,544	90,655
Total loans	$6,839,230	$6,761,183

Commercial, financial, agricultural and other loans at December 31, 2021 and 2020 includes $71.3 million and $478.9 million, respectively, in PPP loans for small businesses who meet the necessary eligibility requirements. PPP loans are 100% guaranteed by the SBA under the CARES Act and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the PPP requirements. Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liability to the Company associated with participation in the program.
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
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at December 31, 2021 was 4.34% and during the one-year forecast period it was projected to average 4.75%, with a peak of 4.91%.

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
The following tables represent our credit risk profile by creditworthiness category for the years ended December 31:

	2021
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,121,234	$33,765	$18,453	$—	$—	$52,218	$1,173,452
Time and demand	1,107,306	33,765	18,453	—	—	52,218	1,159,524
Commercial credit cards	13,928	—	—	—	—	—	13,928
Real estate construction	493,913	498	45	—	—	543	494,456
Residential real estate	1,913,064	976	6,210	—	—	7,186	1,920,250
Residential first lien	1,295,524	905	3,105	—	—	4,010	1,299,534
Residential junior lien/home equity	617,540	71	3,105	—	—	3,176	620,716
Commercial real estate	2,113,123	85,324	52,650	—	—	137,974	2,251,097
Multifamily	355,702	14,565	15,165	—	—	29,730	385,432
Nonowner occupied	1,368,922	63,783	32,542	—	—	96,325	1,465,247
Owner occupied	388,499	6,976	4,943	—	—	11,919	400,418
Loans to individuals	999,770	—	205	—	—	205	999,975
Automobile	901,132	—	148	—	—	148	901,280
Consumer credit cards	11,151	—	—	—	—	—	11,151
Consumer other	87,487	—	57	—	—	57	87,544
Total	$6,641,104	$120,563	$77,563	$—	$—	$198,126	$6,839,230

	2020
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,491,916	$48,233	$15,837	$—	$—	$64,070	$1,555,986
Time and demand	1,477,312	48,233	15,837	—	—	64,070	1,541,382
Commercial credit cards	14,604	—	—	—	—	—	14,604
Real estate construction	426,663	504	54	—	—	558	427,221
Residential real estate	1,740,992	1,902	7,698	—	—	9,600	1,750,592
Residential first lien	1,138,409	1,780	4,134	—	—	5,914	1,144,323
Residential junior lien/home equity	602,583	122	3,564	—	—	3,686	606,269
Commercial real estate	1,983,258	175,995	52,316	—	—	228,311	2,211,569
Multifamily	369,883	131	1,225	—	—	1,356	371,239
Nonowner occupied	1,216,252	161,336	43,563	—	—	204,899	1,421,151
Owner occupied	397,123	14,528	7,528	—	—	22,056	419,179
Loans to individuals	815,541	—	274	—	—	274	815,815
Automobile	712,539	—	261	—	—	261	712,800
Consumer credit cards	12,360	—	—	—	—	—	12,360
Consumer other	90,642	—	13	—	—	13	90,655
Total	$6,458,370	$226,634	$76,179	$—	$—	$302,813	$6,761,183

The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year as of December 31:

	2021
	Term Loans						Revolving Loans
	2021	2020	2019	2018	2017	Prior		Total
	(dollars in thousands)
Time and demand	$281,244	$126,403	$143,030	$91,118	$45,442	$111,127	$361,160	$1,159,524
Pass	280,854	125,728	128,080	83,204	31,472	102,399	355,569	1,107,306
OAEM	390	596	1,125	7,780	13,945	7,126	2,803	33,765
Substandard	—	79	13,825	134	25	1,602	2,788	18,453
Commercial credit cards	—	—	—	—	—	—	13,928	13,928
Pass	—	—	—	—	—	—	13,928	13,928
Real estate construction	202,016	129,298	123,153	38,267	441	841	440	494,456
Pass	201,992	128,824	123,153	38,267	441	796	440	493,913
OAEM	24	474	—	—	—	—	—	498
Substandard	—	—	—	—	—	45	—	45
Residential first lien	376,106	375,904	126,788	84,484	74,268	260,010	1,974	1,299,534
Pass	376,095	375,885	126,618	84,079	74,135	256,815	1,897	1,295,524
OAEM	—	—	—	67	—	761	77	905
Substandard	11	19	170	338	133	2,434	—	3,105
Residential junior lien/home equity	56,861	1,999	3,322	2,684	1,009	5,348	549,493	620,716
Pass	56,861	1,999	3,246	2,684	1,009	5,195	546,546	617,540
OAEM	—	—	—	—	—	61	10	71
Substandard	—	—	76	—	—	92	2,937	3,105
Multifamily	90,062	73,068	16,782	36,523	63,872	103,774	1,351	385,432
Pass	90,062	73,068	16,782	21,846	49,832	102,761	1,351	355,702
OAEM	—	—	—	—	14,040	525	—	14,565
Substandard	—	—	—	14,677	—	488	—	15,165
Nonowner occupied	194,137	98,840	202,236	173,053	177,295	615,943	3,743	1,465,247
Pass	194,137	98,840	202,236	155,293	152,174	563,743	2,499	1,368,922
OAEM	—	—	—	3,723	19,235	39,737	1,088	63,783
Substandard	—	—	—	14,037	5,886	12,463	156	32,542
Owner occupied	77,710	62,380	53,954	34,115	32,989	134,713	4,557	400,418
Pass	77,710	59,973	51,513	33,623	31,644	129,593	4,443	388,499
OAEM	—	2,194	1,220	492	1,321	1,716	33	6,976
Substandard	—	213	1,221	—	24	3,404	81	4,943
Automobile	456,730	252,518	122,943	48,375	17,230	3,484	—	901,280
Pass	456,730	252,518	122,867	48,361	17,224	3,432	—	901,132
Substandard	—	—	76	14	6	52	—	148
Consumer credit cards	—	—	—	—	—	—	11,151	11,151
Pass	—	—	—	—	—	—	11,151	11,151
Consumer other	22,156	4,655	8,030	5,084	542	5,503	41,574	87,544
Pass	22,156	4,655	8,030	5,084	542	5,460	41,560	87,487
Substandard	—	—	—	—	—	43	14	57
Total	$1,757,022	$1,125,065	$800,238	$513,703	$413,088	$1,240,743	$989,371	$6,839,230

	2020
	Term Loans						Revolving Loans
	2020	2019	2018	2017	2016	Prior		Total
	(dollars in thousands)
Time and demand	$598,053	$193,601	$142,224	$72,277	$74,228	$83,313	$377,686	$1,541,382
Pass	597,405	189,834	140,473	63,137	68,007	65,418	353,038	1,477,312
OAEM	93	3,373	972	8,820	6,182	8,043	20,750	48,233
Substandard	555	394	779	320	39	9,852	3,898	15,837
Commercial credit cards	—	—	—	—	—	—	14,604	14,604
Pass	—	—	—	—	—	—	14,604	14,604
Real estate construction	150,493	133,195	104,167	34,803	389	1,009	3,165	427,221
Pass	150,493	133,195	104,167	34,803	389	709	2,907	426,663
OAEM	—	—	—	—	—	246	258	504
Substandard	—	—	—	—	—	54	—	54
Residential first lien	316,052	184,550	142,823	110,365	91,495	297,057	1,981	1,144,323
Pass	316,028	184,533	142,467	110,260	91,059	292,158	1,904	1,138,409
OAEM	—	—	83	—	100	1,520	77	1,780
Substandard	24	17	273	105	336	3,379	—	4,134
Residential junior lien/home equity	3,055	5,783	4,545	2,005	1,303	7,127	582,451	606,269
Pass	3,055	5,698	4,545	2,005	1,303	6,909	579,068	602,583
OAEM	—	—	—	—	—	112	10	122
Substandard	—	85	—	—	—	106	3,373	3,564
Multifamily	76,249	16,287	69,439	66,963	34,383	106,328	1,590	371,239
Pass	76,249	16,287	69,439	66,963	34,383	104,972	1,590	369,883
OAEM	—	—	—	—	—	131	—	131
Substandard	—	—	—	—	—	1,225	—	1,225
Nonowner occupied	105,861	199,280	161,018	214,915	217,883	518,052	4,142	1,421,151
Pass	105,861	190,301	139,643	181,659	175,148	419,900	3,740	1,216,252
OAEM	—	8,979	21,375	26,339	37,762	66,752	129	161,336
Substandard	—	—	—	6,917	4,973	31,400	273	43,563
Owner occupied	59,519	72,313	61,079	40,796	27,415	152,555	5,502	419,179
Pass	58,551	70,726	55,478	39,351	26,359	141,376	5,282	397,123
OAEM	968	684	4,736	1,421	114	6,572	33	14,528
Substandard	—	903	865	24	942	4,607	187	7,528
Automobile	350,293	202,923	96,355	45,218	14,285	3,726	—	712,800
Pass	350,293	202,827	96,336	45,187	14,255	3,641	—	712,539
Substandard	—	96	19	31	30	85	—	261
Consumer credit cards	—	—	—	—	—	—	12,360	12,360
Pass	—	—	—	—	—	—	12,360	12,360
Consumer other	7,814	14,464	10,752	1,965	711	6,383	48,566	90,655
Pass	7,814	14,464	10,752	1,965	711	6,373	48,563	90,642
Substandard	—	—	—	—	—	10	3	13
Total	$1,667,389	$1,022,396	$792,402	$589,307	$462,092	$1,175,550	$1,052,047	$6,761,183
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

Total gross charge-offs for the years ended December 31, 2021 and 2020 were $13.1 million and $19.3 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of December 31. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	2021
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$633	$987	$155	$2,006	$3,781	$1,169,671	$1,173,452
Time and demand	605	972	144	2,006	3,727	1,155,797	1,159,524
Commercial credit cards	28	15	11	—	54	13,874	13,928
Real estate construction	813	—	448	45	1,306	493,150	494,456
Residential real estate	3,393	983	218	5,608	10,202	1,910,048	1,920,250
Residential first lien	1,934	354	51	2,706	5,045	1,294,489	1,299,534
Residential junior lien/home equity	1,459	629	167	2,902	5,157	615,559	620,716
Commercial real estate	—	74	—	40,195	40,269	2,210,828	2,251,097
Multifamily	—	—	—	15,097	15,097	370,335	385,432
Nonowner occupied	—	—	—	23,930	23,930	1,441,317	1,465,247
Owner occupied	—	74	—	1,168	1,242	399,176	400,418
Loans to individuals	1,611	417	785	206	3,019	996,956	999,975
Automobile	1,228	175	199	148	1,750	899,530	901,280
Consumer credit cards	36	44	63	—	143	11,008	11,151
Consumer other	347	198	523	58	1,126	86,418	87,544
Total	$6,450	$2,461	$1,606	$48,060	$58,577	$6,780,653	$6,839,230

	2020
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$146	$62	$112	$3,317	$3,637	$1,552,349	$1,555,986
Time and demand	97	28	23	3,317	3,465	1,537,917	1,541,382
Commercial credit cards	49	34	89	—	172	14,432	14,604
Real estate construction	936	—	—	54	990	426,231	427,221
Residential real estate	3,883	1,492	769	6,824	12,968	1,737,624	1,750,592
Residential first lien	1,775	660	267	3,489	6,191	1,138,132	1,144,323
Residential junior lien/home equity	2,108	832	502	3,335	6,777	599,492	606,269
Commercial real estate	237	160	3	35,072	35,472	2,176,097	2,211,569
Multifamily	—	—	—	460	460	370,779	371,239
Nonowner occupied	18	104	—	31,822	31,944	1,389,207	1,421,151
Owner occupied	219	56	3	2,790	3,068	416,111	419,179
Loans to individuals	2,870	852	639	274	4,635	811,180	815,815
Automobile	2,090	417	94	261	2,862	709,938	712,800
Consumer credit cards	52	39	123	—	214	12,146	12,360
Consumer other	728	396	422	13	1,559	89,096	90,655
Total	$8,072	$2,566	$1,523	$45,541	$57,702	$6,703,481	$6,761,183

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
There were no nonperforming loan held for sale at December 31, 2021 and one nonperforming loan totaling $13 thousand held for sale as of December 31, 2020. Total gains of $0.4 million on nonperforming loans held for sale during both of the years ended December 31, 2021 and 2019. There were no gains on sale of nonperforming loans recognized during the year ended December 31, 2020.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of December 31, 2021 and 2020. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming for the years ended December 31, 2021, 2020 and 2019. Average balances are calculated based on month-end balances of the loans for the period reported and are included in the table below based on its period end allowance position.

	2021
	Recorded investment	Unpaid principal balance	Related specific allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$3,720	$10,303		$9,240	$389
Time and demand	3,720	10,303		9,240	389
Real estate construction	45	53		53	—
Residential real estate	9,365	11,294		10,315	375
Residential first lien	5,200	6,337		5,674	279
Residential junior lien/home equity	4,165	4,957		4,641	96
Commercial real estate	40,591	41,525		26,235	119
Multifamily	14,677	14,677		1,223	—
Nonowner occupied	24,581	25,310		22,668	28
Owner occupied	1,333	1,538		2,344	91
Loans to individuals	446	485		479	15
Automobile	388	422		425	15
Consumer other	58	63		54	—
Subtotal	54,167	63,660		46,322	898
With a specific allowance recorded:
Commercial, financial, agricultural and other	327	349	307	84	—
Time and demand	327	349	307	84	—
Real estate construction	—	—	—	—	—
Residential real estate	—	—	—	—	—
Residential first lien	—	—	—	—	—
Residential junior lien/home equity	—	—	—	—	—
Commercial real estate	686	711	88	665	—
Multifamily	421	446	88	444	—
Nonowner occupied	—	—	—	—	—
Owner occupied	265	265	—	221	—
Loans to individuals	—	—	—	—	—
Automobile	—	—	—	—	—
Consumer other	—	—	—	—	—
Subtotal	1,013	1,060	395	749	—
Total	$55,180	$64,720	$395	$47,071	$898

	2020
	Recorded investment	Unpaid principal balance	Related specific allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$2,025	$2,725		$6,371	$80
Time and demand	2,025	2,725		6,371	80
Real estate construction	54	53		146	14
Residential real estate	10,939	13,258		11,913	335
Residential first lien	6,062	7,575		6,605	241
Residential junior lien/home equity	4,877	5,683		5,308	94
Commercial real estate	20,650	23,641		22,287	184
Multifamily	1	82		1	—
Nonowner occupied	16,786	19,459		18,536	82
Owner occupied	3,863	4,100		3,750	102
Loans to individuals	418	447		470	13
Automobile	405	430		447	13
Consumer other	13	17		23	—
Subtotal	34,086	40,124		41,187	626
With a specific allowance recorded:
Commercial, financial, agricultural and other	4,210	9,377	1,268	1,544	3
Time and demand	4,210	9,377	1,268	1,544	3
Real estate construction	—	—	—	—	—
Residential real estate	—	—	—	—	—
Residential first lien	—	—	—	—	—
Residential junior lien/home equity	—	—	—	—	—
Commercial real estate	15,757	15,830	3,638	7,997	10
Multifamily	459	470	116	395	—
Nonowner occupied	15,060	15,122	3,508	7,363	—
Owner occupied	238	238	14	239	10
Loans to individuals	—	—	—	—	—
Automobile	—	—	—	—	—
Consumer other	—	—	—	—	—
Subtotal	19,967	25,207	4,906	9,541	13
Total	$54,053	$65,331	$4,906	$50,728	$639

	2019
	Originated		Acquired
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$2,411	$66	$2,479	$—
Real estate construction	—	—	—	—
Residential real estate	10,819	365	1,986	8
Commercial real estate	7,455	156	747	18
Loans to individuals	371	17	13	—
Subtotal	21,056	604	5,225	26
With a specific allowance recorded:
Commercial, financial, agricultural and other	4,110	77	—	—
Real estate construction	—	—	—	—
Residential real estate	241	—	—	—
Commercial real estate	1,747	3	—	—
Loans to individuals	—	—	—	—
Subtotal	6,098	80	—	—
Total	$27,154	$684	$5,225	$26
Unfunded commitments related to nonperforming loans were $0.2 million at both December 31, 2021 and 2020. After considering the collateral related to these commitments, there was no reserve established as of December 31, 2021. A reserve of $26 thousand was held for these off balance sheet exposures at December 31, 2020.
Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. Troubled debt restructured loans are considered to be nonperforming loans.

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications typically provide for the deferral of both principal and interest for 90 days. The CARES Act, along with a joint agency statement issued by banking regulators, provides that short-term modifications, meeting certain criteria and in response to COVID-19, do not need to be accounted for as a troubled debt restructured loans. Additionally, short-term loan modifications that are not accounted for as a troubled debt restructured loan, in accordance with the CARES Act, would remain classified as current during the deferral period and therefore are not reflected in the past due loan tables provided on the prior page. As of December 31, 2021, loans with an aggregate balance $6.2 million were in a forbearance period granted under the CARES Act.
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans as of December 31:

	2021	2020	2019
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$7,120	$8,512	$7,542
Nonaccrual status	13,134	14,740	6,037
Total	$20,254	$23,252	$13,579
Commitments
Letters of credit	$60	$60	$60
Unused lines of credit	16	11	163
Total	$76	$71	$223
The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings during the years ending December 31:

	2021
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	6	$—	$—	$7,893	$7,893	$288	$—
Time and demand	6	—	—	7,893	7,893	288	—
Residential real estate	15	—	359	301	660	624	—
Residential first lien	12	—	359	171	530	502	—
Residential junior lien/home equity	3	—	—	130	130	122	—
Commercial real estate	2	—	—	644	644	634	—
Nonowner occupied	2	—	—	644	644	634	—
Owner occupied	—	—	—	—	—	—	—
Loans to individuals	7	—	110	63	173	144	—
Automobile	7	$—	$110	$63	173	$144	$—
Total	30	$—	$469	$8,901	$9,370	$1,690	$—

	2020
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	4	$—	$629	$2,176	$2,805	$2,196	$636
Time and demand	4	—	629	2,176	2,805	2,196	636
Residential real estate	18	—	33	917	950	791	—
Residential first lien	9	—	33	513	546	411	—
Residential junior lien/home equity	9	—	—	404	404	380	—
Commercial real estate	5	—	—	10,857	10,857	10,758	—
Nonowner occupied	4	—	—	10,289	10,289	10,263	—
Owner occupied	1	—	—	568	568	495	—
Loans to individuals	14	—	114	148	262	224	—
Automobile	14	$—	$114	$148	$262	224	$—
Total	41	$—	$776	$14,098	$14,874	$13,969	$636

	2019
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$—	$—	$156	$156	$154	$—
Residential real estate	20	17	204	965	1,186	1,059	—
Commercial real estate	5	—	556	6,261	6,817	594	—
Loans to individuals	11	—	—	143	143	121	—
Total	38	$17	$760	$7,525	$8,302	$1,928	$—
The troubled debt restructurings included in the above tables are also included in the nonperforming loan tables provided earlier in this footnote. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the years ended December 31, 2021, 2020 and 2019, $0.4 million, $0.8 million and $0.8 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to re-amortization. In 2021 and 2019, the change between the pre-modification and post-modification balance for commercial real estate loans is primarily due to the payoff of one large commercial relationship that restructured during the year. For 2020, the changes in loan balances between the pre-modification balance and post-modification balance are due to customer payments.

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the year ending December 31:

	2021		2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$223	—	$—	—	$—
Time and demand	1	223	—	—
Residential real estate	—	$—	1	34	—	—
Residential junior lien/home equity	—	—	1	34
Loans to individuals	1	21	2	74	—	—
Automobile	1	21	2	74
Total	2	$244	3	$108	—	$—
The following tables provide detail related to the allowance for credit losses for the years ended December 31.

	2021
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$17,187	$(7,020)	$2,430	$5,496	$18,093
Time and demand	16,838	(6,845)	2,412	5,441	17,846
Commercial credit cards	349	(175)	18	55	247
Real estate construction	7,966	(9)	155	(3,892)	4,220
Residential real estate	14,358	(309)	468	(1,892)	12,625
Residential first liens	7,919	(60)	337	(737)	7,459
Residential junior liens/home equity	6,439	(249)	131	(1,155)	5,166
Commercial real estate	41,953	(1,659)	135	(7,053)	33,376
Multifamily	6,240	(1)	—	(2,678)	3,561
Nownowner occupied	28,414	(1,556)	125	(2,145)	24,838
Owner occupied	7,299	(102)	10	(2,230)	4,977
Loans to individuals	19,845	(4,061)	1,460	6,964	24,208
Automobile	16,133	(1,792)	1,016	6,035	21,392
Consumer credit cards	635	(425)	71	215	496
Consumer other	3,077	(1,844)	373	714	2,320
Total	$101,309	$(13,058)	$4,648	$(377)	$92,522
a) The provision (credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

	December 31, 2021
				Loans
	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses
	(dollars in thousands)
Commercial, financial, agricultural and other	$18,093	$307	$17,786	$1,173,452	$3,032	$1,170,420
Time and demand	17,846	307	17,539	1,159,524	3,032	1,156,492
Commercial credit cards	247	—	247	13,928	—	13,928
Real estate construction	4,220	—	4,220	494,456	—	494,456
Residential real estate	12,625	—	12,625	1,920,250	253	1,919,997
Residential first liens	7,459	—	7,459	1,299,534	—	1,299,534
Residential junior liens/home equity	5,166	—	5,166	620,716	253	620,463
Commercial real estate	33,376	88	33,288	2,251,097	40,246	2,210,851
Multifamily	3,561	88	3,473	385,432	15,097	370,335
Nownowner occupied	24,838	—	24,838	1,465,247	24,205	1,441,042
Owner occupied	4,977	—	4,977	400,418	944	399,474
Loans to individuals	24,208	—	24,208	999,975	—	999,975
Automobile	21,392	—	21,392	901,280	—	901,280
Consumer credit cards	496	—	496	11,151	—	11,151
Consumer other	2,320	—	2,320	87,544	—	87,544
Total	$92,522	$395	$92,127	$6,839,230	$43,531	$6,795,699

	2020
	Beginning balance	Impact of adoption of CECL	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$20,234	$1,478	$(6,318)	$314	$1,479	$17,187
Time and demand	—	21,242	(6,220)	301	1,515	16,838
Commercial credit cards	—	470	(98)	13	(36)	349
Real estate construction	2,558	562	—	26	4,820	7,966
Residential real estate	4,093	7,276	(1,040)	414	3,615	14,358
Residential first liens	—	7,326	(550)	296	847	7,919
Residential junior liens/home equity	—	4,043	(490)	118	2,768	6,439
Commercial real estate	19,768	(207)	(4,939)	312	27,019	41,953
Multifamily	—	1,647	—	—	4,593	6,240
Nownowner occupied	—	12,317	(4,678)	187	20,588	28,414
Owner occupied	—	5,597	(261)	125	1,838	7,299
Loans to individuals	4,984	4,284	(6,953)	991	16,539	19,845
Automobile	—	6,106	(3,954)	745	13,236	16,133
Consumer credit cards	—	221	(595)	36	973	635
Consumer other	—	2,941	(2,404)	210	2,330	3,077
Total	$51,637	$13,393	$(19,250)	$2,057	$53,472	$101,309
a) The provision (credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

	December 31, 2020
				Loans
	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses
	(dollars in thousands)
Commercial, financial, agricultural and other	$17,187	$1,268	$15,919	$1,555,986	$5,411	$1,550,575
Time and demand	16,838	1,268	15,570	1,541,382	5,411	1,535,971
Commercial credit cards	349	—	349	14,604	—	14,604
Real estate construction	7,966	—	7,966	427,221	—	427,221
Residential real estate	14,358	—	14,358	1,750,592	1,105	1,749,487
Residential first liens	7,919	—	7,919	1,144,323	528	1,143,795
Residential junior liens/home equity	6,439	—	6,439	606,269	577	605,692
Commercial real estate	41,953	3,638	38,315	2,211,569	34,947	2,176,622
Multifamily	6,240	116	6,124	371,239	459	370,780
Nownowner occupied	28,414	3,508	24,906	1,421,151	31,450	1,389,701
Owner occupied	7,299	14	7,285	419,179	3,038	416,141
Loans to individuals	19,845	—	19,845	815,815	—	815,815
Automobile	16,133	—	16,133	712,800	—	712,800
Consumer credit cards	635	—	635	12,360	—	12,360
Consumer other	3,077	—	3,077	90,655	—	90,655
Total	$101,309	$4,906	$96,403	$6,761,183	$41,463	$6,719,720

	2019
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Allowance for credit losses:
Originated Loans:
Beginning balance	$19,235	$2,002	$3,934	$18,382	$4,033	$47,586
Charge-offs	(2,667)	—	(986)	(632)	(5,747)	(10,032)
Recoveries	245	158	246	189	611	1,449
Provision (credit)	3,408	398	897	1,792	6,087	12,582
Ending balance	20,221	2,558	4,091	19,731	4,984	51,585
Acquired Loans:
Beginning balance	139	—	35	4	—	178
Charge-offs	(726)	—	(56)	(1,376)	(84)	(2,242)
Recoveries	81	—	69	—	15	165
Provision (credit)	519	—	(46)	1,409	69	1,951
Ending balance	13	—	2	37	—	52
Total ending balance	$20,234	$2,558	$4,093	$19,768	$4,984	$51,637
Ending balance: individually evaluated for impairment	$1,580	$—	$1	$851	$—	$2,432
Ending balance: collectively evaluated for impairment	18,654	2,558	4,092	18,917	4,984	49,205
Loans:
Ending balance	1,241,853	449,039	1,681,362	2,117,519	699,375	6,189,148
Ending balance: individually evaluated for impairment	9,246	—	1,741	6,846	—	17,833
Ending balance: collectively evaluated for impairment	1,232,607	449,039	1,679,621	2,110,673	699,375	6,171,315

Note 9—Commitments and Letters of Credit
First Commonwealth is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. First Commonwealth’s exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contract or notional amount of those instruments. First Commonwealth uses the same credit policies for underwriting all loans, including these commitments and conditional obligations.
As of December 31, 2021 and 2020, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 6, “Derivatives,” for a description of interest rate derivatives entered into by First Commonwealth.
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

The following table identifies the notional amount of those instruments at December 31:

	2021	2020
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,353,991	$2,097,628
Financial standby letters of credit	18,824	15,988
Performance standby letters of credit	10,663	16,864
Commercial letters of credit	975	783
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
The notional amounts outstanding at December 31, 2021 include amounts issued in 2021 of $0.3 million in financial standby letters of credit and $2.7 million in performance standby letters of credit. There were no commercial letters of credit issued during 2021. A liability of $0.1 million has been recorded as of December 31, 2021 and 2020, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $6.4 million and $7.4 million as of December 31, 2021 and 2020, respectively. This liability is reflected in “Other liabilities” in the Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans.

Note 10—Premises, Equipment and Lease Commitments
Premises and Equipment
Premises and equipment are described as follows:

	Estimated Useful Life	2021	2020
	(dollars in thousands)
Land	Indefinite	$14,621	$15,441
Buildings and improvements	10-50 years	75,149	77,003
Operating lease right of use asset	1-25 years	47,938	48,642
Leasehold improvements	5-40 years	35,909	35,347
Furniture and equipment	3-7 years	73,976	73,150
Software	3-7 years	43,511	41,681
Subtotal		291,104	291,264
Less accumulated depreciation and amortization		170,329	165,747
Total premises and equipment, net		$120,775	$125,517
Depreciation related to premises and equipment included in noninterest expense for the years ended December 31, 2021, 2020 and 2019 amounted to $9.9 million, $10.9 million and $10.5 million, respectively. Amortization of lease right-of-use assets totaled $1.4 million in 2021 and $2.6 million in 2020.
At December 31, 2021 and December 31, 2020, $1.9 million and $2.6 million, respectively, in premise and equipment assets were considered available for sale as a result of the 2020 branch consolidation initiative.

Lease Commitments
First Commonwealth has elected to apply certain practical expedients under ASU 2016-02 "Leases" (Topic 842), including (i) to not apply the requirements in the new standard to short-term leases (ii) to not reassess the lease classification for any expired or existing lease (iii) to account for lease and non-lease components separately (iv) to not reassess initial direct costs for any existing leases. The impact of this standard primarily relates to operating leases of certain real estate properties, primarily certain branch and ATM locations and office space. First Commonwealth has no material leasing arrangements for which it is the lessor of property or equipment.
The following table represents the lease costs and other lease information for the years ended December 31.

	2021	2020
	(dollars in thousands)
Balance sheet:
Operating lease asset classified as premises and equipment	$40,550	$42,617
Operating lease liability classified as other liabilities	44,801	46,819
Income statement:
Operating lease cost classified as occupancy and equipment expense	$4,806	$5,930
Weighted average lease term, in years	14.11	14.83
Weighted average discount rate	3.24%	3.42%
Operating cash flows	$4,753	$5,979
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
The following table reconciles future minimum lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the lease liability as of December 31, 2021 (dollars in thousands):

For the twelve months ended December 31,
2022	$4,667
2023	4,622
2024	4,481
2025	4,261
2026	3,844
Thereafter	35,207
Total future minimum lease payments	57,082
Less remaining imputed interest	12,281
Operating lease liability	$44,801
Rent expense, net of rental income, for all operating leases totaled $4.5 million in 2021, $6.7 million in 2020 and $4.9 million in 2019. Rent expense includes amounts related to items that are not included in the determination of lease right-of-use assets including expenses related to short-term leases and non-lease components such as taxes, insurance, and common area maintenance costs.

Note 11—Goodwill and Other Intangible Assets
FASB ASC Topic 350-20, “Intangibles—Goodwill and Other" ("Topic 350"), requires an annual valuation of the fair value of a reporting unit that has goodwill and a comparison of the fair value to the book value of equity to determine whether the goodwill has been impaired. Goodwill is also required to be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. When circumstances indicate that it is more likely than not that fair value is less than carrying value, a triggering event has occurred and a quantitative impairment test would be performed.
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of December 31, 2021 and 2020 was $303.3 million. No impairment charges on goodwill or other intangible assets were incurred in 2021, 2020 or 2019.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of December 31, 2021, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Topic 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2021
Customer deposit intangibles	$22,573	$(14,407)	$8,166
Customer list intangible	2,283	(1,762)	521
Total other intangible assets	$24,856	$(16,169)	$8,687

December 31, 2020
Customer deposit intangibles	$22,573	$(11,653)	$10,920
Customer list intangible	2,283	(1,570)	713
Total other intangible assets	$24,856	$(13,223)	$11,633
Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. The core deposits have a remaining amortization period of 7.7 years and a weighted average amortization period of approximately 6.2 years. The customer list intangible represents the estimated value of the customer base for an insurance agency acquired in 2014 and the wealth management business acquired as part of the DCB acquisition in 2017. These amounts are amortized over their expected lives using expected cash flows based on retention of the customer base. The customer list intangible has a remaining amortization period of 7.7 years and a weighted average amortization period of 5.9 years. First Commonwealth recognized amortization expense on other intangible assets of $2.9 million, $3.4 million, and $3.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
In addition to customer deposit intangibles and customer list intangibles, First Commonwealth has servicing rights on mortgage loans as well as certain commercial loans totaling $2.5 million and $1.9 million as of December 31, 2021 and 2020, respectively. These servicing rights relate to loans sold to third parties on which the Company retains servicing responsibilities. The Company recognized amortization expense on these servicing assets of $0.6 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.

The following presents the estimated amortization expense of core deposit and customer list intangibles:

	Core Deposit Intangibles	Customer List Intangible	Total
	(dollars in thousands)
2022	$2,343	$159	$2,502
2023	1,932	128	2,060
2024	1,522	97	1,619
2025	1,112	69	1,181
2026	702	42	744
Thereafter	555	26	581
Total	$8,166	$521	$8,687

looks Note 12—Interest-Bearing Deposits
Components of interest-bearing deposits at December 31 were as follows:

	2021	2020
	(dollars in thousands)
Interest-bearing demand deposits	$291,476	$250,353
Savings deposits	4,647,197	4,305,391
Time deposits	385,043	562,964
Total interest-bearing deposits	$5,323,716	$5,118,708
Interest-bearing deposits at both December 31, 2021 and 2020 include allocations from interest-bearing demand deposit accounts of $1.2 billion into savings, which includes money market accounts. These allocations are based on a formula and were made to reduce First Commonwealth’s reserve requirement in compliance with regulatory guidelines. Deposits totaling $0.6 million and $0.7 million at December 31, 2021 and 2020, respectively, were reclassified from deposits to loans due to their overdrawn status.
Included in time deposits at December 31, 2021 and 2020 were certificates of deposit in denominations of $250 thousand or more of $51.7 million and $93.1 million, respectively.
Interest expense related to certificates of deposit in denominations of $250 thousand or greater amounted to $0.4 million in 2021, $2.0 million in 2020 and $3.3 million in 2019.
Included in time deposits at December 31, 2021, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2022	$276,014
2023	50,607
2024	25,370
2025	12,814
2026 and thereafter	20,238
Total	$385,043

Note 13—Short-term Borrowings
Short-term borrowings at December 31 were as follows:

	2021			2020			2019
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
	(dollars in thousands)
Federal funds purchased	$—	$—	—%	$—	$4,147	1.06%	$—	$8,069	2.53%
Borrowings from FHLB	—	—	—	—	28,252	1.54	136,200	278,930	2.62
Securities sold under agreements to repurchase	138,315	119,801	0.08	117,373	110,235	0.21	65,653	104,548	0.75
Total	$138,315	$119,801	0.08	$117,373	$142,634	0.49	$201,853	$391,547	2.12
Maximum total at any month-end	$138,315			$248,471			$670,831
Weighted average rate at year-end			0.06%			0.10%			1.41%
Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2021	2020	2019
	(dollars in thousands)
Federal funds purchased	$—	$44	$204
Borrowings from FHLB	—	434	7,313
Securities sold under agreements to repurchase	99	226	781
Total interest on short-term borrowings	$99	$704	$8,298
Note 14—Subordinated Debentures
Subordinated debentures outstanding at December 31 are as follows:

			2021	2020
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	06/01/2028	4.875% until June 1, 2023, then 3-Month LIBOR + 1.845%	$49,407	$49,314
First Commonwealth Bank	06/01/2033	5.50% until June 1, 2028, then 3-Month LIBOR +2.37%	49,201	49,131
First Commonwealth Capital Trust II	01/23/2034	3-Month LIBOR + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	04/06/2034	3-Month LIBOR + 2.85%	41,238	41,238
Total			$170,775	$170,612

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

Note 15—Other Long-term Debt
Other long-term debt at December 31 follows:

	2021		2020
	Amount	Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate
	(dollars in thousands)
Borrowings from FHLB due:
2021			$50,685	2.32%
2022	$712	3.85%	712	3.85
2023	739	3.86	739	3.86
2024	769	3.86	769	3.86
2025	799	3.86	799	3.86
2026	830	3.87
Thereafter	1,724	3.68	2,554	3.74
Total	$5,573		$56,258
The weighted average contractual rate reflects the rate due to creditors. The weighted average effective rate of long-term debt is equal to the weighted average contractual rate.
All of First Commonwealth’s Federal Home Loan Bank stock, along with an interest in mortgage loans and residential mortgage backed securities, has been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.
Capital securities included in total long-term debt on the Consolidated Statements of Financial Condition are excluded from the above, but are described in Note 14, “Subordinated Debentures.”

Note 16—Fair Values of Assets and Liabilities
FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All non-financial assets are included either as a separate line item on the Consolidated Statements of Financial Condition or in the “Other assets” category of the Consolidated Statements of Financial Condition. Currently, First Commonwealth does not have any non-financial liabilities to disclose.
FASB ASC Topic 825, “Financial Instruments" ("Topic 825"), permits entities to irrevocably elect to measure select financial instruments and certain other items at fair value. The unrealized gains and losses are required to be included in earnings each reporting period for the items that fair value measurement is elected. First Commonwealth has elected not to measure any existing financial instruments at fair value under Topic 825; however, in the future we may elect to adopt this guidance for select financial instruments.
In accordance with Topic 820, First Commonwealth groups financial assets and financial liabilities measured at fair value in three levels, based on the principal markets in which the assets and liabilities are transacted and the observability of the data points used to determine fair value. These levels are defined in Note 1, "Statement of Accounting Policies."
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
During the third quarter of 2020, the company announced the consolidation of 29 branch locations into nearby offices prior to December 31, 2020. As a result, 17 owned locations were moved to held for sale and are being carried at the lower of cost or fair value. At December 31, 2021, three locations were remaining in held for sale, all of which were being carried at cost. At December 31, 2020, four of these locations were carried at fair value, determined by an independent market-based appraisal less estimated costs to sell, and are classified as Level 2.
Interest rate derivatives are reported at estimated fair value utilizing Level 2 inputs and are included in "Other assets" and "Other liabilities" in the Consolidated Statements of Financial Condition. These consist of interest rate swaps where there is no significant deterioration in the counterparties' (loan customers') credit risk since origination of the interest rate swap as well as interest rate caps, interest rate collars and risk participation agreements. First Commonwealth values its interest rate swap and cap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to one year, Eurodollar futures contracts and swap rates from one year to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 6, “Derivatives.”
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2021 and 2020, we have not realized any losses due to a counterparty's inability to pay any net uncollateralized position.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
December 31, 2021
Other Investments	$1,170		Carrying Value	N/A	N/A
Nonperforming Loans	598	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$2.00 - $2.00 (b)
				Oil per BBL/d	$50.00 - $50.00 (b)
Limited Partnership Investments	14,981		Par Value	N/A	N/A

December 31, 2020
Other Investments	1,670		Carrying Value	N/A	N/A
Nonperforming Loans	798	(a)	Gas Reserve study	Discount rate	10.00%
				Gas per MMBTU	$1.46 - $1.48 (b)
				Oil per BBL/d	$36.00 - $36.00 (b)
Limited Partnership Investments	6,619		Par Value	N/A	N/A

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at December 31:

	2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$5,662	$—	$5,662
Mortgage-Backed Securities—Commercial	—	362,290	—	362,290
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	629,974	—	629,974
Other Government-Sponsored Enterprises	—	981	—	981
Obligations of States and Political Subdivisions	—	9,524	—	9,524
Corporate Securities	—	32,949	—	32,949
Total Securities Available for Sale	—	1,041,380	—	1,041,380
Other Investments	—	11,668	1,170	12,838
Loans Held for Sale	—	18,583	—	18,583
Other Assets (a)	—	26,805	14,981	41,786
Total Assets	$—	$1,098,436	$16,151	$1,114,587
Other Liabilities (a)	$—	$34,263	$—	$34,263
Total Liabilities	$—	$34,263	$—	$34,263

(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

	2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$7,230	$—	$7,230
Mortgage-Backed Securities—Commercial	—	191,180	—	191,180
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	496,033	—	496,033
Other Government-Sponsored Enterprises	—	100,998	—	100,998
Obligations of States and Political Subdivisions	—	11,397	—	11,397
Corporate Securities	—	24,385	—	24,385
Total Securities Available for Sale	—	831,223	—	831,223
Other Investments	—	10,557	1,670	12,227
Loans Held for Sale	—	33,436	—	33,436
Premises and Equipment	—	442	—	442
Other Assets (a)	—	54,362	6,619	60,981
Total Assets	$—	$930,020	$8,289	$938,309
Other Liabilities (a)	$—	$61,308	$—	$61,308
Total Liabilities	$—	$61,308	$—	$61,308
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2021:

	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of year	$1,670	$6,619	$8,289
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	8,511	8,511
Issuances	—	—	—
Sales	—	—	—
Settlements	(500)	(149)	(649)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of year	$1,170	$14,981	$16,151
There are no gains or losses included in earnings for the period that are attributable to the change in realized gains (losses) relating to assets held at December 31, 2021.
During the year ended December 31, 2021, there were no transfers between fair value Levels 1, 2 or 3.
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

The tables below present the balances of assets measured at fair value on a nonrecurring basis at December 31 and total gains and losses realized on these assets during the year ended December 31:

	2021
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Nonperforming loans	$—	$42,538	$12,247	$54,785	$352
Other real estate owned	—	729	—	729	—
Total Assets	$—	$43,267	$12,247	$55,514	$352

	2020
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Nonperforming loans	$—	$35,543	$13,604	$49,147	$(7,905)
Other real estate owned	—	1,319	—	1,319	(30)
Total Assets	$—	$36,862	$13,604	$50,466	$(7,935)
Nonperforming loans over $250 thousand are individually reviewed to determine the amount of each loan considered to be at risk of noncollection. The fair value for nonperforming loans that are collateral based is determined by reviewing real property appraisals, equipment valuations, accounts receivable listings and other financial information. A discounted cash flow analysis is performed to determine fair value for nonperforming loans when an observable market price or a current appraisal is not available. For real estate secured loans, First Commonwealth’s loan policy requires updated appraisals be obtained at least every twelve months on all nonperforming loans with balances of $250 thousand and over. For real estate secured loans with balances under $250 thousand, we rely on broker price opinions. For non-real estate secured assets, the Company normally relies on third party valuations specific to the collateral type.
The fair value for other real estate owned, determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned had a current carrying value of $0.6 million as of December 31, 2021 and consisted primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated costs to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to this measurement is provided in Note 11 “Goodwill and Other Amortizing Intangible Assets.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during 2021.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees,” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million at both December 31, 2021 and 2020. See Note 9, “Commitments and Letters of Credit,” for additional information.
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

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31:

	2021
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$84,738	$84,738	$84,738	$—	$—
Interest-bearing deposits	310,634	310,634	310,634	—	—
Securities available for sale	1,041,380	1,041,380	—	1,041,380	—
Securities held to maturity	541,311	536,651	—	536,651	—
Other investments	12,838	12,838	—	11,668	1,170
Loans held for sale	18,583	18,583	—	18,583	—
Loans	6,839,230	7,169,768	—	42,538	7,127,230
Financial liabilities
Deposits	7,982,498	7,980,101	—	7,980,101	—
Short-term borrowings	138,315	136,473	—	136,473	—
Long-term debt	5,573	6,065	—	6,065	—
Subordinated debt	170,775	175,040	—	—	175,040
Capital lease obligation	5,921	5,921	—	5,921	—

	2020
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$100,009	$100,009	$100,009	$—	$—
Interest-bearing deposits	256,572	256,572	256,572	—	—
Securities available for sale	831,223	831,223	—	831,223	—
Securities held to maturity	361,844	369,851	—	369,851	—
Other investments	12,227	12,227	—	10,557	1,670
Loans held for sale	33,436	33,436	—	33,436	—
Loans	6,761,183	7,202,763	—	35,543	7,167,220
Financial liabilities
Deposits	7,438,666	7,440,906	—	7,440,906	—
Short-term borrowings	117,373	117,037	—	117,037	—
Long-term debt	56,258	57,881	—	57,881	—
Subordinated debt	170,612	165,665	—	—	165,665
Capital lease obligation	6,385	6,385	—	6,385	—

Note 17—Income Taxes
The income tax provision for the years ended December 31 is as follows:

	2021	2020	2019
	(dollars in thousands)
Current tax provision:
Federal	$32,586	$21,629	$22,942
State	397	329	282
Total current tax provision	32,983	21,958	23,224
Deferred tax provision (benefit):
Federal	1,501	(5,070)	2,284
State	76	(132)	8
Total deferred tax provision	1,577	(5,202)	2,292
Total tax provision	$34,560	$16,756	$25,516
The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2021		2020		2019
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(dollars in thousands)
Tax at statutory rate	$36,292	21%	$18,943	21%	$27,478	21%
Increase (decrease) resulting from:
State income tax, net of federal benefit	326	—	155	—	229	—
Income from bank owned life insurance	(1,351)	(1)	(1,376)	(1)	(1,260)	(1)
Tax-exempt interest income, net	(846)	—	(1,117)	(1)	(1,298)	(1)
Tax credits	(127)	—	(44)	—	(7)	—
Other	266	—	195	—	374	—
Total tax provision	$34,560	20%	$16,756	19%	$25,516	19%

The total tax provision for financial reporting differs from the amount computed by applying the statutory federal income tax rate to income before taxes. First Commonwealth ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank owned life insurance, and tax benefits associated with low-income housing tax credits. The consistent level of tax benefits that reduce First Commonwealth’s tax rate below the statutory rate produced an annual effective tax rate of 20% for the year ended December 31, 2021 and 19% for each of the years ended December 31, 2020 and 2019.

The tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that represent significant portions of the deferred tax assets and liabilities at December 31 are presented below:

	2021	2020
	(dollars in thousands)
Deferred tax assets:
Lease liability	$9,489	$9,928
Allowance for credit losses	19,597	21,483
Postretirement benefits other than pensions	235	242
Unrealized loss on securities available for sale	2,357	—
Net operating loss carryforward	75	385
Deferred compensation	1,969	1,723
Accrued interest on nonaccrual loans	779	644
Accrued incentives	2,591	2,182
Unfunded loan commitments & other reserves	1,363	1,576
Other	988	1,831
Total deferred tax assets	39,443	39,994
Deferred tax liabilities:
Loan origination fees and costs	(253)	(1,280)
Right of use asset	(8,589)	(9,037)
Unrealized gain on securities available for sale	—	(4,629)
Depreciation of assets	(1,725)	(2,103)
Section 197 intangibles	(1,107)	(540)
Other	(308)	(424)
Total deferred tax liabilities	(11,982)	(18,013)
Net deferred tax asset	$27,461	$21,981

The Company has approximately $1.0 million of federal net operating losses which are subject to an annual limitation under IRC Section 382. The Company has approximately $1.0 million of Pennsylvania net operating losses which begin to expire in 2034 and the Company expects to fully utilize the losses prior to expiration.
Management assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on our evaluation, as of December 31, 2021, management has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and future taxable income.
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Company has no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2021. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company records interest and penalties on unrecognized tax benefits as a component of noninterest expense.
First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) as well as all states in which we conduct business. Generally, tax years prior to the year ended December 31, 2018 are no longer open to examination by federal and state taxing authorities.

Note 18—Retirement Plans
First Commonwealth has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Effective January 1, 2020, a participating employee can receive a maximum matching contribution of 4% of their eligible compensation. In addition, each participating employee may contribute up to 80% of their eligible compensation to the plan. The 401(k) plan expense was $3.0 million in 2021, $3.9 million in 2020, and $3.6 million in 2019.

First Commonwealth maintains a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to provide deferred compensation for those employees who are in the top 7% of full-time employees, as determined on the basis of eligible compensation. The NQDC Plan provides participants whose maximum retirement contribution is limited by IRS rules to defer additional compensation.
Participants in the NQDC Plan are eligible to defer (on a pre-tax basis) from 1% to 25% of their eligible Plan compensation. Participants are also eligible to defer all or a portion of the Annual Incentive Plan (on a pre-tax basis) from 10% to 100% of their annual cash incentive earned. There was no NQDC Plan expense in 2021, 2020 and 2019.
Select employees from former acquisitions were covered by postretirement benefit plans which provide medical and life insurance coverage. The measurement date for these plans was December 31.
Postretirement Benefits Other than Pensions from Prior Acquisitions
Net periodic benefit cost of these plans for the years ended December 31, was as follows:

	2021	2020	2019
	(dollars in thousands)
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	23	23	34
Amortization of transition obligation	—	—	—
Amortization of prior service cost	76	—	—
Gain amortization	(27)	(52)	(60)
Net periodic benefit cost	$72	$(29)	$(26)
The following table sets forth the change in the benefit obligation and plan assets as of December 31:

	2021	2020
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,372	$834
Service cost	—	—
Interest cost	23	23
Amendments	—	537
Actuarial gain	(302)	102
Net benefits paid	(107)	(124)
Benefit obligation at end of year	986	1,372
Change in Plan Assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	107	124
Net benefits paid	(107)	(124)
Fair value of plan assets at end of year	—	—
Funded Status at End of Year	986	1,372
Unrecognized prior service cost	(461)	(537)
Unrecognized net gain	584	308
Amounts recognized in retained earnings	$1,109	$1,143
As of December 31, the funded status of the plan is:

	2021	2020
	(dollars in thousands)
Amounts Recognized in the Statement of Financial Condition as Other liabilities	$986	$1,372

The following table sets forth the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs as of December 31:

	2021	2020	2019
	(dollars in thousands)
Amounts recognized in accumulated other comprehensive income, net of tax:
Net (gain) loss	$(461)	$(243)	$(366)
Prior service cost	364	424	—
Total	$(97)	$181	$(366)
Weighted-average assumptions used to determine the benefit obligation as of December 31 are as follows:

	2021	2020	2019
Weighted-Average Assumptions
Discount rate	2.38%	1.83%	2.88%
Health care cost trend: Initial	5.90%	5.95%	5.55%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2027	2026	2025
Weighted-average assumptions used to determine the net benefit costs as of December 31 are as follows:

	2021	2020	2019
Weighted-Average Assumptions for Net Periodic Cost
Discount rate	1.83%	2.88%	4.11%
Health care cost trend: Initial	5.95%	5.55%	6.00%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2026	2025	2024
Corridor	10.00%	10.00%	10.00%
Recognition period for gains and losses	10.4	10.9	12.1
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
As of December 31, 2021, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payments
(dollars in thousands)
2022	$118
2023	113
2024	107
2025	100
2026	93
2027 - 2031	350
The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2022 are as follows (dollars in thousands):

Postretirement Benefits
(dollars in thousands)
Net gain	$(69)
Prior service cost	76
Total	$7

Note 19—Incentive Compensation Plan
On January 20, 2009, the Board of Directors of the Company adopted, with shareholder approval, the First Commonwealth Financial Corporation Incentive Compensation Plan. This plan allows for shares of common stock to be issued to employees, directors, and consultants of the Company and its subsidiaries as an incentive to aid in the financial success of the Company. The shares can be issued as options, stock appreciation rights, performance share or unit awards, dividend or dividend equivalent rights, stock awards, restricted stock awards, or other annual incentive awards. Up to 5,000,000 shares of stock can be awarded under this plan, of which 2,434,596 shares were still eligible for awards as of December 31, 2021.
Restricted Stock
The following provides detail on the restricted stock awards which were issued and outstanding in 2021, 2020 and 2019 in order to retain and attract key employees. The grant date fair value of the restricted stock awards is equal to the price of First Commonwealth’s common stock on grant date.

Grant Date	Shares issued	Grant Price	Vesting Date	Number of Equal Vesting Periods

December 13, 2021	2,000	$14.83	December 13, 2024	1
December 9, 2021	1,000	15.07	December 9, 2024	1
November 22, 2021	1,565	15.96	November 22, 2024	1
November 19, 2021	24,000	15.81	November 19, 2024	1
September 27, 2021	6,000	13.78	September 27, 2024	1
June 14, 2021	15,000	14.58	June 1, 2024	3
February 18, 2021	84,950	12.77	February 18, 2024	1
February 20, 2020	95,300	13.72	February 20, 2023	1
February 21, 2019	63,000	14.22	February 22, 2022	1
February 21, 2019	15,000	14.22	February 22, 2022	1
November 26, 2018	2,000	13.82	November 26, 2021	1
May 29, 2018	3,000	15.44	May 29, 2021	1
March 26, 2018	2,000	14.08	March 26, 2021	1
February 26, 2018	77,500	14.49	February 26, 2021	1
March 24, 2017	5,000	12.99	March 24, 2020	1
March 24, 2017	7,000	12.99	March 24, 2020	1
December 19, 2016	15,000	13.96	December 19, 2019	3
September 30, 2016	10,000	10.09	September 30, 2019	1
September 19, 2016	33,000	10.02	September 19, 2019	3
June 7, 2016	10,000	9.34	June 7, 2019	1
March 1, 2016	10,000	8.84	March 1, 2019	1
March 1, 2016	5,000	8.84	March 1, 2019	1
Compensation expense related to restricted stock was $3.1 million, $2.9 million and $2.7 million in 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $3.8 million of unrecognized compensation cost related to unvested restricted stock awards granted.
A summary of the status of First Commonwealth’s unvested service-based restricted stock awards as of December 31 and changes for the years ended on those dates is presented below:

	2021		2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of the year	250,800	$14.13	171,500	$14.27	137,500	$13.05
Granted	134,515	13.64	95,300	13.72	78,000	14.22
Vested	(88,389)	14.46	(12,000)	12.99	(41,000)	10.09
Forfeited	(10,911)	13.66	(4,000)	13.85	(3,000)	14.40
Outstanding, end of the year	286,015	13.82	250,800	14.13	171,500	14.27
The following provides detail on restricted stock awards estimated to be granted on a performance award basis during 2021, 2020 and 2019. These plans were previously approved by the Board of Directors.

Grant Date	Target Share Award	Performance Period (years)	Award if threshold met	Award if targets are met	Award if superior met	Award if threshold not achieved	Vesting After Performance Period (years)	Final vesting
December 30, 2015	60,000	5					0	December 31, 2020
February 23, 2017	93,500	3	40%	100%	200%	—%	0	December 31, 2019
February 22, 2018	102,000	3	40%	100%	200%	—%	0	December 31, 2020
February 21, 2019	121,900	3	40%	100%	200%	—%	0	December 31, 2021
February 20, 2020	125,800	3	40%	100%	200%	—%	0	December 31, 2022
February 18, 2021	143,400	3	40%	100%	200%	—%	0	December 31, 2023
The following table summarizes the estimated unvested target share awards for the Plans as of December 31:

	2021	2020	2019
Outstanding, beginning of the year	434,180	442,832	496,603
Granted	143,400	125,800	134,929
Issued	(158,531)	(134,452)	(188,700)
Forfeited	(27,949)	—	—
Outstanding, end of the year	391,100	434,180	442,832
Based on a Monte Carlo simulation, the above grants have the following fair market values per share:

	Proportional Fair Value
	50%	25%	25%

February 23, 2017	$13.29	$13.29	$15.09
February 22, 2018	14.17	13.25	15.83
February 21, 2019	14.22	16.62	13.07
February 20, 2020	13.72	15.37	12.43
February 18, 2021	12.77	11.45	16.41

Note 20—Contingent Liabilities
Legal proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2021, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

Note 21—Revenue Recognition

Substantially all of the Company’s revenue is generated from contracts with customers. Revenue associated with financial instruments, including revenue from loans and securities, certain noninterest income streams such as fees associated with derivatives are not in scope of Topic 606 - Revenue from Contracts with Customers. Topic 606 is applicable to noninterest revenue streams such as trust income, service charges on deposits, insurance and retail brokerage commissions, card-related interchange income and gain(loss) on sale of OREO. For contracts within the scope of Topic 606, the Company immediately expenses contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less.
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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $3.7 million and $3.0 million, respectively, in commission expense as of December 31, 2021 and 2020.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606 for the year ended December 31:

	2021	2020	2019
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$11,111	$9,101	$8,321
Service charges on deposit accounts	17,984	16,387	18,926
Insurance and retail brokerage commissions	8,502	7,850	7,583
Card related interchange income	27,954	23,966	21,677
Gain on sale of other loans and assets	753	967	1,062
Other income	4,184	3,675	3,837
Noninterest Income (in-scope of Topic 606)	70,488	61,946	61,406
Noninterest Income (out-of-scope of Topic 606)	36,269	32,530	24,079
Total Noninterest Income	$106,757	$94,476	$85,485

Note 22—Related Party Transactions
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
The following is an analysis of loans to related parties (dollars in thousands):

December 31, 2020	$19,573
Advances	535
Repayments	(1,155)
December 31, 2021	$18,953

Note 23—Regulatory Restrictions and Capital Adequacy
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
Effective January 1, 2015, First Commonwealth became subject to regulatory risk-based capital rules adopted by the federal banking agencies implementing Basel III. The capital rules require First Commonwealth to maintain the following minimum capital levels:
•a minimum Tier I capital to risk-weighted assets of at least 6.0%, plus a capital conservation buffer of 2.5%, resulting in a required minimum ratio of 8.5%
•a minimum Common Equity Tier 1 to risk weighted assets of at least 4.5%, plus the capital conservation buffer of 2.5%, resulting in a required minimum ratio of 7%.
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
As of December 31, 2021, the Company had $71.3 million in PPP loans outstanding under the CARES Act. Because these loans are 100% guaranteed by the SBA, banking regulators confirmed that they have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the Federal Reserve's PPP Facility from average total assets when calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. The PPP loans originated by the Company are included in our leverage ratio as of December 31, 2021, as we did not utilize the PPP Facility.

As of December 31, 2021 and 2020, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules as set forth in the tables below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2021
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,071,965	14.64%	$768,723	10.50%	$732,118	10.00%
First Commonwealth Bank	1,041,854	14.26	767,321	10.50	730,782	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$894,670	12.22%	$622,300	8.50%	$585,694	8.00%
First Commonwealth Bank	864,559	11.83	621,165	8.50	584,626	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$894,670	9.73%	$367,656	4.00%	$459,570	5.00%
First Commonwealth Bank	864,559	9.43	366,839	4.00	458,549	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$824,670	11.26%	$512,482	7.00%	$475,876	6.50%
First Commonwealth Bank	864,559	11.83	511,547	7.00	475,008	6.50

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2020
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,010,608	14.88%	$713,289	10.50%	$679,323	10.00%
First Commonwealth Bank	974,911	14.36	712,995	10.50	679,043	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$827,231	12.18%	$577,424	8.50%	$543,458	8.00%
First Commonwealth Bank	791,568	11.66	577,186	8.50	543,234	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$827,231	9.40%	$352,023	4.00%	$440,029	5.00%
First Commonwealth Bank	791,568	9.01	351,244	4.00	439,055	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$757,231	11.15%	$475,526	7.00%	$441,560	6.50%
First Commonwealth Bank	791,568	11.66	475,330	7.00	441,378	6.50

Note 24—Capital
At December 31, 2021, shareholders’ equity was $1.1 billion, an increase of $40.8 million from December 31, 2020. The increase was primarily the result of $138.3 million in net income and $2.3 million in treasury stock sales. These increases were partially offset by $43.6 million of dividends paid to shareholders, $31.3 million of common stock repurchases and a $26.0 million decrease in the fair value of available for sale securities. Cash dividends declared per common share were $0.455, $0.440 and $0.400 for the years ended December 31, 2021, 2020 and 2019, respectively.
As part of the Company's capital management, First Commonwealth's Board of Directors will periodically authorize stock repurchase plans. On March 4, 2019, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock. This program completed prior to December 31, 2020, and resulted in the repurchase of 2,761,504 shares at an average price of $9.07. In January 2021, the Board of Directors authorized a $25.0 million share repurchase program of the Company's common stock. This plan completed in October of 2021 and resulted in the repurchase of 1,161,056 at an average price of $13.44. In November 2021, the Board of Directors authorized a $25.0 million share repurchase program of the Company's common stock. As of December 31, 2021, 937,670 shares at an average price of $15.39 have been repurchased. First Commonwealth may suspend or discontinue the program at any time.

Note 25—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition	December 31,
	2021	2020
	(dollars in thousands)
Assets
Cash	$11,649	$34,427
Loans	9	11
Investment in subsidiaries	1,152,580	1,108,801
Investment in unconsolidated subsidiary trusts	2,181	2,182
Investment in jointly-owned company	357	338
Premises and equipment, net	3,244	3,476
Dividends receivable from subsidiaries	7,762	3,038
Other assets	8,212	7,307
Total assets	$1,185,994	$1,159,580
Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$4,455	$18,796
Subordinated debentures payable	72,167	72,167
Shareholders’ equity	1,109,372	1,068,617
Total liabilities and shareholders’ equity	$1,185,994	$1,159,580

Statements of Income	For the years ended December 31,
	2021	2020	2019
	(dollars in thousands)
Interest and dividends	$4	$8	$8
Dividends from subsidiaries	72,202	61,708	55,964
Interest expense	(3,205)	(3,229)	(3,735)
Other income	—	3	6
Operating expense	(4,721)	(4,687)	(4,525)
Income before taxes and equity in undistributed earnings of subsidiaries	64,280	53,803	47,718
Applicable income tax benefits	1,646	1,648	1,720
Income before equity in undistributed earnings of subsidiaries	65,926	55,451	49,438
Equity in undistributed earnings of subsidiaries	72,331	17,996	55,895
Net income	$138,257	$73,447	$105,333

	For the years ended December 31,
Statements of Cash Flow	2021	2020	2019
	(dollars in thousands)
Operating Activities
Net income	$138,257	$73,447	$105,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	369	383	340
Net gains on sales of assets	228	—	(2)
Decrease (increase) in prepaid income taxes	317	(317)	629
Undistributed equity in subsidiaries	(72,330)	(17,996)	(55,895)
Other net	(14,830)	19,705	(2,957)
Net cash provided by operating activities	52,011	75,222	47,448
Investing Activities
Net change in loans	2	1	1
Purchases of premises and equipment	(101)	(20)	(586)
Proceeds from sale of other assets	—	—	2
Net cash used in investing activities	(99)	(19)	(583)
Financing Activities
Dividends paid	(43,611)	(42,982)	(39,394)
Proceeds from reissuance of treasury stock	222	222	211
Purchase of treasury stock	(31,301)	(20,905)	(6,259)
Net cash used in financing activities	(74,690)	(63,665)	(45,442)
Net increase (decrease) in cash	(22,778)	11,538	1,423
Cash at beginning of year	34,427	22,889	21,466
Cash at end of year	$11,649	$34,427	$22,889
Cash dividends declared per common share were $0.455 for 2021, $0.440 in 2020 and $0.400 in 2019.
First Commonwealth Financial Corporation has an unsecured $20.0 million line of credit with another financial institution. As of December 31, 2021, there are no amounts outstanding on this line and we are in compliance with all debt covenants related to the line of credit.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of First Commonwealth Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard
As discussed in Notes 1 and 8 to the consolidated financial statements, the Company changed its method for accounting for credit losses in 2020 due to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.

Basis for Opinion
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

Allowance for Credit Losses
Description of the Matter
First Commonwealth’s loan and lease portfolio totaled $6.8 billion as of December 31, 2021 and the associated ACL was $92.5 million. As discussed in Note 1 and 8 of the financial statements, the ACL represents management’s current estimate of lifetime credit losses inherent in the loan portfolio at the balance sheet date. The ACL is calculated by pooling loans of similar risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Inputs impacting the expected losses include a forecast of economic factors including national unemployment, gross domestic product, and housing price index. The ACL also includes qualitative factors related to loan portfolio risks not reflected in the calculated model, including lending practices, ability and experience of the credit staff, the overall lending environment and external factors such as the regulatory environment and competition, as well as the impact of COVID-19.

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

We tested management’s expected loss models including evaluating the conceptual soundness of model methodology, assessing model performance and governance, testing key model assumptions, including the reasonable and supportable forecast period, and independently recalculating model output with the assistance of EY specialists. We also verified the underlying economic forecast data used to estimate the quantitative reserve was complete and accurate.

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
February 28, 2022

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Commonwealth Financial Corporation
Opinion on Internal Control over Financial Reporting
We have audited First Commonwealth Financial Corporation and subsidiaries internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Commonwealth Financial Corporation Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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
February 28, 2022

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
Ernst & Young LLP, Pittsburgh, Pennsylvania, (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021, is included at the end of Item 8 under the heading Report of "Independent Registered Public Accounting Firm.”

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
Based on First Commonwealth’s evaluation based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that internal control over financial reporting was effective as of December 31, 2021. The effectiveness of First Commonwealth’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

First Commonwealth Financial Corporation
Indiana, Pennsylvania
February 28, 2022

/S/ T. Michael Price	/S/ James R. Reske
T. Michael Price	James R. Reske
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

ITEM 9B.    Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information called for by this item concerning the identification, business experience and qualifications of First Commonwealth’s directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 26, 2022 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.
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
The following table provides information related to our existing equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	391,100	N/A	2,434,596
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	391,100	N/A	2,434,596
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

ITEM 14.    Principal Accountant Fees and Services
Information called for by this item concerning fees paid to First Commonwealth’s principal accountant and First Commonwealth’s pre-approval policies and procedures will be included in the Proxy Statement under the heading “Audit Information,” and is incorporated herein by reference.

PART IV
ITEM 15.    Exhibits, Financial Statements and Schedules

(A)Documents Filed as Part of this Report
(a)Financial Statements
All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.
(2)    Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A
(3)Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.1 to the current report as Form 8-K filed February 1, 2016

10.1	Amended and Restated Non-Qualified Deferred Compensation Plan (formerly known as the Supplemental Executive Retirement Plan)	Exhibit 10.1 to the current report on Form 8-K filed December 21, 2017

10.2	Amendment No, One to Amended and Restated Non-Qualified Deferred Compensation Plan	Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2021

10.3	Amendment No, Two to Amended and Restated Non-Qualified Deferred Compensation Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2021
Amendment No, Three to Amended and Restated Non-Qualified Deferred Compensation Plan
10.4	Amendment No, Three to Amended and Restated Non-Qualified Deferred Compensation Plan	Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended September 30, 2021

10.5	Amended and Restated Employment Agreement dated January 1, 2012 entered into among First Commonwealth Financial Corporation, First Commonwealth Bank and T. Michael Price	Exhibit 10.1 to the current report on Form 8-K filed January 5, 2012

10.6	Change of Control Agreement dated December 30, 2011 entered into between FCFC and T. Michael Price	Exhibit 10.3 to the current report on Form 8-K filed January 5, 2012

10.7	First Commonwealth Financial Corporation Incentive Compensation Plan	Annex I to Proxy Statement filed March 19, 2015 relating to the 2015 Annual Meeting of Shareholders

10.8	2021 Annual Incentive Plan	Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2021

10.9	2019-2021 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2019
10.8
10.1	2020-2022 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2020

10.11	2021-2023 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2021

10.12	Form of Restricted Stock Agreement for service-based restricted stock	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2012

10.13	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Leonard V. Lombardi	Exhibit 10.13 to the annual report on Form 10-K filed March 5, 2012

Exhibit Number	Description	Incorporated by Reference to
10.14	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Matthew C. Tomb	Exhibit 10.14 to the annual report on Form 10-K filed March 5, 2012

10.15	Employment Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.1 to the current report on Form 8-K filed April 10, 2014

10.16	Change of Control Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.3 to the current report on Form 8-K filed April 10, 2014

10.17	Change of Control Agreement dated November 14, 2019 entered into between FCFC and Norman J. Montgomery	Exhibit 10.1 to current report on Form 8-K filed November 19, 2019

10.18	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Carrie L. Riggle	Exhibit 10.4 to the quarterly report on Form 10-Q filed May 8, 2013

10.19	Change of Control Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.2 to the quarterly report on Form 10-Q filed August 7, 2013

10.20	Employment Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 7, 2013

10.21	Employment Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.1 to the quarterly report on Form 10-Q filed November 9, 2016

10.22	Change of Control Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.2 to the quarterly report on Form 10-Q filed November 9, 2016

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of EY LLP Independent Registered Public Accounting Firm	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.00
The following materials from First Commonwealth Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, (ii) the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements.
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

Dated: February 28, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ Julie A. Caponi	Director	February 28, 2022
Julie A. Caponi
/S/ Ray T. Charley	Director	February 28, 2022
Ray T. Charley
/S/ Gary R. Claus	Director	February 28, 2022
Gary R. Claus
/S/ David S. Dahlmann	Director	February 28, 2022
David S. Dahlmann
/S/ Johnston A. Glass	Director	February 28, 2022
Johnston A. Glass
/S/ Jon L. Gorney	Director, Chairman	February 28, 2022
Jon L. Gorney
/S/ Jane Grebenc	Executive Vice President and Chief Revenue Officer	February 28, 2022
Jane Grebenc
/S/ David W. Greenfield	Director	February 28, 2022
David W. Greenfield
/S/ Bart E. Johnson	Director	February 28, 2022
Bart E. Johnson
/S/ Luke A. Latimer	Director	February 28, 2022
Luke A. Latimer
/S/ Aradhna M. Oliphant	Director	February 28, 2022
Aradhna M. Oliphant
/S/ T. Michael Price	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2022
T. Michael Price
/S/ James R. Reske	Executive Vice President, Chief Financial Officer, and Treasurer	February 28, 2022
James R. Reske
/S/ Robert J. Ventura	Director	February 28, 2022
Robert J. Ventura
/S/ Stephen A. Wolfe	Director	February 28, 2022
Stephen A. Wolfe