Form 10-Q
period 2022-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2022-05-09
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	FCF	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of May 6, 2022, was 94,316,777.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

	March 31, 2022	December 31, 2021
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$120,289	$84,738
Interest-bearing bank deposits	404,516	310,634
Securities available for sale, at fair value	933,204	1,041,380
Securities held to maturity, at amortized cost (Fair value of $477,088 and $536,651 at March 31, 2022 and December 31, 2021, respectively)	512,911	541,311
Other investments	13,142	12,838
Loans held for sale	10,506	18,583
Loans and leases:
Portfolio loans and leases	6,952,112	6,839,230
Allowance for credit losses	(91,188)	(92,522)
Net loans and leases	6,860,924	6,746,708
Premises and equipment, net	121,470	120,775
Other real estate owned	667	642
Goodwill	303,328	303,328
Amortizing intangibles, net	10,738	11,188
Bank owned life insurance	225,811	224,700
Other assets	124,618	128,268
Total assets	$9,642,124	$9,545,093
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,719,645	$2,658,782
Interest-bearing	5,452,202	5,323,716
Total deposits	8,171,847	7,982,498
Short-term borrowings	95,748	138,315
Subordinated debentures	170,815	170,775
Other long-term debt	5,398	5,573
Capital lease obligation	5,799	5,921
Total long-term debt	182,012	182,269
Other liabilities	124,898	132,639
Total liabilities	8,574,505	8,435,721
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued at March 31, 2022 and December 31, 2021, and 94,299,039 and 94,233,152 shares outstanding at March 31, 2022 and December 31, 2021, respectively	113,915	113,915
Additional paid-in capital	496,627	496,121
Retained earnings	708,149	691,260
Accumulated other comprehensive loss, net	(68,160)	(8,768)
Treasury stock (19,615,863 and 19,681,750 shares at March 31, 2022 and December 31, 2021, respectively)	(182,912)	(183,156)
Total shareholders’ equity	1,067,619	1,109,372
Total liabilities and shareholders’ equity	$9,642,124	$9,545,093

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$64,394	$68,313
Interest and dividends on investments:
Taxable interest	6,478	5,364
Interest exempt from federal income taxes	126	164
Dividends	135	143
Interest on bank deposits	111	77
Total interest income	71,244	74,061
Interest Expense
Interest on deposits	813	2,052
Interest on short-term borrowings	21	31
Interest on subordinated debentures	2,129	2,128
Interest on other long-term debt	52	346
Interest on lease obligations	57	62
Total interest expense	3,072	4,619
Net Interest Income	68,172	69,442
Provision for credit losses	1,964	(4,390)
Net Interest Income after Provision for Credit Losses	66,208	73,832
Noninterest Income
Net securities gains	2	6
Trust income	2,713	2,516
Service charges on deposit accounts	4,615	4,047
Insurance and retail brokerage commissions	2,272	2,172
Income from bank owned life insurance	1,508	1,951
Gain on sale of mortgage loans	1,282	5,046
Gain on sale of other loans and assets	2,319	1,690
Card-related interchange income	6,490	6,427
Derivatives mark to market	347	1,430
Swap fee income	453	146
Other income	1,975	1,924
Total noninterest income	23,976	27,355
Noninterest Expense
Salaries and employee benefits	30,932	28,671
Net occupancy	4,787	4,773
Furniture and equipment	3,730	3,948
Data processing	3,188	3,052
Advertising and promotion	1,226	1,324
Pennsylvania shares tax	1,005	832
Intangible amortization	862	866
Other professional fees and services	1,221	751
FDIC insurance	698	696
Loss on sale or write-down of assets	75	9
Litigation and operational losses	600	479
COVID-19 related	17	74
Branch consolidation	98	40
Other operating	7,285	6,344
Total noninterest expense	55,724	51,859
Income Before Income Taxes	34,460	49,328
Income tax provision	6,734	9,558
Net Income	$27,726	$39,770
Average Shares Outstanding	94,078,699	96,026,866
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Average Shares Outstanding Assuming Dilution	94,311,324	96,233,647
Per Share Data: Basic Earnings per Share	$0.29	$0.41
Diluted Earnings per Share	$0.29	$0.41
Cash Dividends Declared per Common Share	$0.115	$0.110

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
	(dollars in thousands)
Net Income	$27,726	$39,770
Other comprehensive loss, before tax benefit:
Unrealized holding losses on securities arising during the period	(57,251)	(15,804)
Less: reclassification adjustment for gains on securities included in net income	(2)	(6)
Unrealized holding (losses) gains on derivatives arising during the period	(17,926)	1,842
Total other comprehensive loss, before tax benefit	(75,179)	(13,968)
Income tax benefit related to items of other comprehensive loss	15,787	2,933
Total other comprehensive loss	(59,392)	(11,035)
Comprehensive (Loss) Income	$(31,666)	$28,735

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2021	94,233,152	$113,915	$496,121	$691,260	$(8,768)	$(183,156)	$1,109,372
Net income				27,726			27,726
Other comprehensive loss					(59,392)		(59,392)
Cash dividends declared ($0.115 per share)				(10,837)			(10,837)
Treasury stock acquired	(90,614)					(1,488)	(1,488)
Treasury stock reissued	157,251		499	—		1,448	1,947
Restricted stock	(750)	—	7	—		284	291
Balance at March 31, 2022	94,299,039	$113,915	$496,627	$708,149	$(68,160)	$(182,912)	$1,067,619

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2020	96,130,751	$113,915	$494,683	$596,614	$17,233	$(153,828)	$1,068,617
Net income				39,770			39,770
Other comprehensive loss					(11,035)		(11,035)
Cash dividends declared ($0.110 per share)				(10,578)			(10,578)
Treasury stock acquired	(123,395)					(1,643)	(1,643)
Treasury stock reissued	158,531		681	—		1,360	2,041
Restricted stock	82,589	—	356	—		(48)	308
Balance at March 31, 2021	96,248,476	$113,915	$495,720	$625,806	$6,198	$(154,159)	$1,087,480

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Operating Activities	(dollars in thousands)
Net income	$27,726	$39,770
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,964	(4,390)
Deferred tax expense	1,807	3,859
Depreciation and amortization	2,560	3,003
Net gains on securities and other assets	(3,908)	(8,452)
Net amortization of premiums and discounts on securities	635	1,268
Income from increase in cash surrender value of bank owned life insurance	(1,508)	(1,621)
Decrease in interest receivable	45	1,899
Mortgage loans originated for sale	(51,833)	(121,280)
Proceeds from sale of mortgage loans	58,198	140,780
Increase in interest payable	1,282	1,128
(Decrease) increase in income taxes payable	(4,137)	5,626
Other-net	(1,632)	(10,360)
Net cash provided by operating activities	31,199	51,230
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	28,369	28,936
Purchases	(200)	(135,130)
Transactions with securities available for sale:
Proceeds from maturities and redemptions	50,521	206,993
Purchases	—	(435,563)
Purchases of FHLB stock	(505)	(1,558)
Proceeds from the redemption of FHLB stock	201	340
Proceeds from bank owned life insurance	—	2,931
Proceeds from sale of loans	21,767	15,483
Proceeds from sale of other assets	1,461	2,226
Net (increase) decrease in loans and leases	(133,137)	2,970
Purchases of premises and equipment and other assets	(4,419)	(2,322)
Net cash used in investing activities	(35,942)	(314,694)
Financing Activities
Net decrease in other short-term borrowings	(42,566)	(6,611)
Net increase in deposits	189,364	430,633
Repayments of other long-term debt	(175)	(169)
Repayments of capital lease obligation	(122)	(115)
Dividends paid	(10,837)	(10,578)
Purchase of treasury stock	(1,488)	(1,643)
Net cash provided by financing activities	134,176	411,517
Net increase in cash and cash equivalents	129,433	148,053
Cash and cash equivalents at January 1	395,372	356,581
Cash and cash equivalents at March 31	$524,805	$504,634

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
The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year of 2022. These interim financial statements should be read in conjunction with First Commonwealth’s 2021 Annual Report on Form 10-K.
Note 2 Supplemental Comprehensive Income Disclosures
The following table identifies the related tax effects allocated to each component of other comprehensive income (“OCI”) in the unaudited Consolidated Statements of Comprehensive Income. Reclassification adjustments related to securities available for sale are included in the "Net securities gains" line in the unaudited Consolidated Statements of Income.

	For the Three Months Ended March 31,
	2022			2021
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized losses on securities:
Unrealized holding losses on securities arising during the period	$(57,251)	$12,023	$(45,228)	$(15,804)	$3,319	$(12,485)
Reclassification adjustment for gains on securities included in net income	(2)	—	(2)	(6)	1	(5)
Total unrealized losses on securities	(57,253)	12,023	(45,230)	(15,810)	3,320	(12,490)
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(17,926)	3,764	(14,162)	1,842	(387)	1,455
Total unrealized (losses) gains on derivatives	(17,926)	3,764	(14,162)	1,842	(387)	1,455
Total other comprehensive loss	$(75,179)	$15,787	$(59,392)	$(13,968)	$2,933	$(11,035)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the three months ended March 31:

	2022				2021
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(3,317)	$95	$(5,546)	$(8,768)	$20,310	$(182)	$(2,895)	$17,233
Other comprehensive loss before reclassification adjustment	(45,228)	—	(14,162)	(59,390)	(12,485)	—	1,455	(11,030)
Amounts reclassified from accumulated other comprehensive (loss) income	(2)	—	—	(2)	(5)	—	—	(5)
Net other comprehensive loss during the period	(45,230)	—	(14,162)	(59,392)	(12,490)	—	1,455	(11,035)
Balance at March 31	$(48,547)	$95	$(19,708)	$(68,160)	$7,820	$(182)	$(1,440)	$6,198

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the three months ended March 31:

	2022	2021
	(dollars in thousands)
Cash paid during the period for:
Interest	$1,755	$3,483
Income taxes	9,020	32
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	647	944
Loans transferred from held to maturity to held for sale	18,627	17,749
Gross decrease in market value adjustment to securities available for sale	(57,254)	(15,810)
Gross (decrease) increase in market value adjustment to derivatives	(17,926)	1,842
Noncash treasury stock reissuance	1,947	2,041
Proceeds from death benefit on bank owned life insurance not received	397	(384)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2022	2021
Weighted average common shares issued	113,914,902	113,914,902
Average treasury stock shares	(19,654,309)	(17,718,410)
Average deferred compensation shares	(55,684)	(55,544)
Average unearned nonvested shares	(126,210)	(114,082)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	94,078,699	96,026,866
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	176,913	151,200
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	55,712	55,581
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	94,311,324	96,233,647
Basic Earnings per Share	$0.29	$0.41
Diluted Earnings per Share	$0.29	$0.41
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the three months ended March 31 because to do so would have been antidilutive.

	2022			2021
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	23,621	$15.81	$16.25	79,497	$13.72	$14.22
Restricted Stock Units	12,793	$21.08	$21.08	16,730	$16.41	$16.41

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
The following table identifies the notional amount of those instruments at:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,376,865	$2,353,991
Financial standby letters of credit	17,985	18,824
Performance standby letters of credit	17,584	10,663
Commercial letters of credit	975	975

The notional amounts outstanding as of March 31, 2022 include amounts issued in 2022 of $7.0 million in performance standby letters of credit. There were no financial standby letters of credit or commercial letters of credit issued in 2022, however there was a change in terms for one letter of credit which increased its commitment amount. A liability of $0.1 million has been

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recorded as of both March 31, 2022 and December 31, 2021, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $8.6 million and $6.4 million as of March 31, 2022 and December 31, 2021, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans as well as estimated utilization for each loan category.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2022, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

Note 6 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	March 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$4,884	$198	$(16)	$5,066	$5,242	$420	$—	$5,662
Mortgage-Backed Securities – Commercial	350,918	25	(21,715)	329,228	365,024	1,725	(4,459)	362,290
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	596,272	504	(39,517)	557,259	632,687	6,308	(9,021)	629,974
Other Government-Sponsored Enterprises	1,000	—	(65)	935	1,000	—	(19)	981
Obligations of States and Political Subdivisions	9,515	21	(614)	8,922	9,538	89	(103)	9,524
Corporate Securities	32,068	488	(762)	31,794	32,088	973	(112)	32,949
Total Securities Available for Sale	$994,657	$1,236	$(62,689)	$933,204	$1,045,579	$9,515	$(13,714)	$1,041,380

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage-backed securities include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises. These obligations have contractual maturities ranging from less than one year to approximately 30 years, with lower anticipated lives to maturity due to prepayments. All mortgage-backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds; therefore, First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage-backed securities under various interest rate scenarios to monitor the potential impact on earnings and interest rate risk positions.

Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. Other fixed income securities within the portfolio also contain prepayment risk.
The amortized cost and estimated fair value of debt securities available for sale at March 31, 2022, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$4,998	$5,053
Due after 1 but within 5 years	8,878	8,915
Due after 5 but within 10 years	28,707	27,683
Due after 10 years	—	—
	42,583	41,651
Mortgage-Backed Securities (a)	952,074	891,553
Total Debt Securities	$994,657	$933,204

(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $355.8 million and a fair value of $334.3 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $596.3 million and a fair value of $557.3 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales and maturities related to securities held to maturity and securities available for sale were as follows for the three months ended March 31:

	2022	2021
	(dollars in thousands)
Proceeds from sales	$—	$—
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	—	—
	—	—
Maturities
Gross gains	2	6
Gross losses	—	—
	2	6
Net gains	$2	$6
Securities available for sale with an estimated fair value of $675.5 million and $759.1 million were pledged as of March 31, 2022 and December 31, 2021, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	March 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,305	$—	$(41)	$2,264	$2,409	$101	$—	$2,510
Mortgage-Backed Securities- Commercial	86,281	—	(6,284)	79,997	91,439	305	(1,939)	89,805
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	366,380	76	(26,251)	340,205	387,848	2,800	(5,758)	384,890
Mortgage-Backed Securities – Commercial	6,672	8	—	6,680	7,309	148	—	7,457
Other Government-Sponsored Enterprises	21,983	—	(2,124)	19,859	21,904	—	(625)	21,279
Obligations of States and Political Subdivisions	28,290	76	(1,272)	27,094	29,402	414	(103)	29,713
Debt Securities Issued by Foreign Governments	1,000	—	(11)	989	1,000	—	(3)	997
Total Securities Held to Maturity	$512,911	$160	$(35,983)	$477,088	$541,311	$3,768	$(8,428)	$536,651
The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$706	$709
Due after 1 but within 5 years	7,007	6,997
Due after 5 but within 10 years	42,998	39,752
Due after 10 years	562	484
	51,273	47,942
Mortgage-Backed Securities (a)	461,638	429,146
Total Debt Securities	$512,911	$477,088
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $88.6 million and a fair value of $82.3 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $373.0 million and a fair value of $346.9 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $347.6 million and $313.9 million were pledged as of March 31, 2022 and December 31, 2021, respectively, to secure public deposits and for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2022 and December 31, 2021, our FHLB stock totaled $12.0 million and $11.7 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three months ended March 31, 2022.
As of both March 31, 2022 and December 31, 2021, "Other investments" also includes $1.2 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the three-months ended March 31, 2022 and 2021, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
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
The following table presents the gross unrealized losses and estimated fair values at March 31, 2022 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$4,672	$(57)	$—	$—	$4,672	$(57)
Mortgage-Backed Securities – Commercial	355,202	(24,189)	42,690	(3,810)	397,892	(27,999)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	622,340	(36,828)	254,048	(28,940)	876,388	(65,768)
Other Government-Sponsored Enterprises	—	—	20,794	(2,189)	20,794	(2,189)
Obligations of States and Political Subdivisions	21,606	(1,618)	2,637	(268)	24,243	(1,886)
Debt Securities Issued by Foreign Governments	589	(11)	—	—	589	(11)
Corporate Securities	13,311	(688)	5,027	(74)	18,338	(762)
Total Securities	$1,017,720	$(63,391)	$325,196	$(35,281)	$1,342,916	$(98,672)

At March 31, 2022, fixed income securities issued by the U.S. Government and U.S. Government-sponsored enterprises comprised 97% of total unrealized losses. All unrealized losses are the result of changes in market interest rates. At March 31, 2022, there are 165 debt securities in an unrealized loss position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the gross unrealized losses and estimated fair values at December 31, 2021 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Commercial	$320,414	$(6,398)	$—	$—	$320,414	$(6,398)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	658,965	(14,779)	—	—	658,965	(14,779)
Other Government-Sponsored Enterprises	22,261	(644)	—	—	22,261	(644)
Obligation of States and Political Subdivisions	11,213	(206)	—	—	11,213	(206)
Debt Securities Issued by Foreign Governments	997	(3)	—	—	997	(3)
Corporate Securities	19,013	(112)	—	—	19,013	(112)
Total Securities	$1,032,863	$(22,142)	$—	$—	$1,032,863	$(22,142)
As of March 31, 2022, our corporate securities had an amortized cost and an estimated fair value of $32.1 million and $31.8 million, respectively. As of December 31, 2021, our corporate securities had an amortized cost and estimated fair value of $32.1 million and $32.9 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were four corporate securities in an unrealized loss position as of March 31, 2022 and December 31, 2021. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the three months ended March 31, 2022 and 2021.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Consolidated Statements of Financial Condition net of deferred fees and costs, and discounts related to purchased loans. Net deferred fees were $2.9 million and $0.8 million as of March 31, 2022 and December 31, 2021, respectively, and discounts on purchased loans were $6.0 million at both March 31, 2022 and December 31, 2021. The following table provides outstanding balances related to each of our loan types:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,123,690	$1,173,452
Time and demand	992,477	1,159,524
Commercial credit cards	13,675	13,928
Equipment finance	2,505
Time and demand other	115,033
Real estate construction	398,988	494,456
Construction other	307,411
Construction residential	91,577
Residential real estate	2,006,221	1,920,250
Residential first lien	1,381,742	1,299,534
Residential junior lien/home equity	624,479	620,716
Commercial real estate	2,344,281	2,251,097
Multifamily	401,581	385,432
Nonowner occupied	1,516,518	1,465,247
Owner occupied	426,182	400,418
Loans to individuals	1,078,932	999,975
Automobile and recreational vehicles	984,001	901,280
Consumer credit cards	10,675	11,151
Consumer other	84,256	87,544
Total loans and leases	$6,952,112	$6,839,230
In the table above, Commercial, financial, agricultural and other loans at March 31, 2022 and December 31, 2021 includes $28.9 million and $71.3 million, respectively, in Paycheck Protection Program ("PPP") loans for small businesses who meet the necessary eligibility requirements. PPP loans are 100% guaranteed by the Small Business Administration ("SBA") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the PPP requirements. Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liability to the Company associated with participation in the program.
First Commonwealth’s loan portfolio includes five primary loan categories. When calculating the allowance for credit losses these categories are classified into fourteen portfolio segments. The composition of loans by portfolio segment includes:
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equipment Finance - Consists of loans and leases to finance the purchase of equipment for commercial customers. The risk and loss characteristics are unique for this group due to the type of collateral. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and economic conditions measured by GDP. There were no equipment finance loans or leases in the portfolio prior to the first quarter of 2022.
Time & Demand Other - Consists primarily of loans to state and political subdivisions and other commercial loans that have different characteristics than loans in the Time and Demand category. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of household debt to income and economic conditions measured by GDP. Prior to the first quarter of 2022, these loans were included in the Time and Demand category. The breakout into a separate category is the result of an annual review of the peer group loss history and loss drivers used in the Allowance for Credit Losses model.
Real estate construction
Construction Other - Consists of construction loans to commercial builders and developers and are secured by the properties under development.
Construction Residential - Consists of loans to finance the construction of residential properties during the construction period. Borrowers are typically individuals who will occupy the completed single family property.
The risk and loss characteristics of these two construction categories are different than other real estate secured categories due to the collateral being at various stages of completion. The nature of the project and type of borrower of the two construction categories provides for unique risk and loss characteristics for each category. The primary macroeconomic drivers for estimating credit losses for construction loans include forecasts of national unemployment and measures of completed construction projects. Prior to the first quarter of 2022, all construction loans were included in one loan category. The breakout into separate construction categories is the result of an annual review of the peer group loss history and loss drivers used in the Allowance for Credit Losses model.
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
Commercial real estate
Multifamily - Consists of loans secured by commercial multifamily properties. Real estate related to rentals to consumers provide unique risk and loss characteristics. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of commercial real estate values and national unemployment. In the first quarter of 2022, as a result of an annual review of peer group loss history and loss drivers, national unemployment replaced rental vacancy as one of the primary macroeconomic drivers in this category.
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
Loans to individuals
Automobile and Recreational Vehicles - Consists of both direct and indirect loans with automobiles and recreational vehicles held as collateral. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of consumer sentiment and automobile retention value.

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
Other Consumer - Consists of lines of credit, student loans and other consumer loans, not secured by real estate or autos. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of consumer sentiment and retail sales. In the first quarter of 2022, as a result of an annual review of peer group loss history and loss drivers, retail sales replaced household debt as one of the primary macroeconomic factors for this category.
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 3.87% and during the one-year forecast period it was projected to average 4.36%, with a peak of 4.58%. Current forecast assumptions consider the impact of rising interest rates, global oil prices and supply chain disruption, COVID-19, Russia's invasion of Ukraine and the potential effects of these on the US economy.
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
The following tables represent our credit risk profile by creditworthiness:

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2022
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,090,034	$15,396	$18,260	$—	$—	$33,656	$1,123,690
Time and demand	959,190	15,396	17,891	—	—	33,287	992,477
Commercial credit cards	13,675	—	—	—	—	—	13,675
Equipment finance	2,505	—	—	—	—	—	2,505
Time and demand other	114,664	—	369	—	—	369	115,033
Real estate construction	398,233	281	474	—	—	755	398,988
Construction other	306,937	—	474	—	—	474	307,411
Construction residential	91,296	281	—	—	—	281	91,577
Residential real estate	1,999,616	523	6,082	—	—	6,605	2,006,221
Residential first lien	1,378,124	455	3,163	—	—	3,618	1,381,742
Residential junior lien/home equity	621,492	68	2,919	—	—	2,987	624,479
Commercial real estate	2,211,496	82,590	50,195	—	—	132,785	2,344,281
Multifamily	361,021	25,588	14,972	—	—	40,560	401,581
Nonowner occupied	1,434,603	52,231	29,684	—	—	81,915	1,516,518
Owner occupied	415,872	4,771	5,539	—	—	10,310	426,182
Loans to individuals	1,078,673	—	259	—	—	259	1,078,932
Automobile and recreational vehicles	983,838	—	163	—	—	163	984,001
Consumer credit cards	10,675	—	—	—	—	—	10,675
Consumer other	84,160	—	96	—	—	96	84,256
Total loans and leases	$6,778,052	$98,790	$75,270	$—	$—	$174,060	$6,952,112

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,121,234	$33,765	$18,453	$—	$—	$52,218	$1,173,452
Time and demand	1,107,306	33,765	18,453	—	—	52,218	1,159,524
Commercial credit cards	13,928	—	—	—	—	—	13,928
Real estate construction	493,913	498	45	—	—	543	494,456
Residential real estate	1,913,064	976	6,210	—	—	7,186	1,920,250
Residential first lien	1,295,524	905	3,105	—	—	4,010	1,299,534
Residential junior lien/home equity	617,540	71	3,105	—	—	3,176	620,716
Commercial real estate	2,113,123	85,324	52,650	—	—	137,974	2,251,097
Multifamily	355,702	14,565	15,165	—	—	29,730	385,432
Nonowner occupied	1,368,922	63,783	32,542	—	—	96,325	1,465,247
Owner occupied	388,499	6,976	4,943	—	—	11,919	400,418
Loans to individuals	999,770	—	205	—	—	205	999,975
Automobile and recreational vehicles	901,132	—	148	—	—	148	901,280
Consumer credit cards	11,151	—	—	—	—	—	11,151
Consumer other	87,487	—	57	—	—	57	87,544
Total loans and leases	$6,641,104	$120,563	$77,563	$—	$—	$198,126	$6,839,230

The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year:

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2022
	Term Loans						Revolving Loans
	2022	2021	2020	2019	2018	Prior		Total
	(dollars in thousands)
Time and demand	$24,040	$210,288	$87,599	$126,639	$73,613	$73,454	$396,844	$992,477
Pass	24,040	209,897	85,098	110,803	73,326	64,994	391,032	959,190
OAEM	—	391	2,048	2,338	178	7,186	3,255	15,396
Substandard	—	—	453	13,498	109	1,274	2,557	17,891
Commercial credit cards	—	—	—	—	—	—	13,675	13,675
Pass	—	—	—	—	—	—	13,675	13,675
Equipment finance	2,505	—	—	—	—	—	—	2,505
Pass	2,505	—	—	—	—	—	—	2,505
Time and demand other	6,058	20,678	29,228	5,673	3,318	47,566	2,512	115,033
Pass	6,058	20,678	29,228	5,673	3,318	47,397	2,312	114,664
Substandard	—	—	—	—	—	169	200	369
Construction other	5,311	91,272	84,577	100,754	23,806	1,250	441	307,411
Pass	5,311	91,272	84,103	100,754	23,806	1,250	441	306,937
Substandard	—	—	474	—	—	—	—	474
Construction residential	3,265	85,129	2,430	735	18	—	—	91,577
Pass	3,265	85,129	2,149	735	18	—	—	91,296
OAEM	—	—	281	—	—	—	—	281
Residential first lien	80,916	427,539	364,873	117,741	79,385	309,316	1,972	1,381,742
Pass	80,916	427,528	364,854	117,473	78,931	306,527	1,895	1,378,124
OAEM	—	—	—	—	63	315	77	455
Substandard	—	11	19	268	391	2,474	—	3,163
Residential junior lien/home equity	18,665	55,709	1,926	2,922	2,426	5,884	536,947	624,479
Pass	18,665	55,709	1,926	2,848	2,426	5,736	534,182	621,492
OAEM	—	—	—	—	—	58	10	68
Substandard	—	—	—	74	—	90	2,755	2,919
Multifamily	19,494	89,609	78,400	27,474	35,535	149,698	1,371	401,581
Pass	19,494	89,609	78,400	27,474	21,035	123,638	1,371	361,021
OAEM	—	—	—	—	—	25,588	—	25,588
Substandard	—	—	—	—	14,500	472	—	14,972
Nonowner occupied	46,087	194,623	121,039	200,683	185,938	764,263	3,885	1,516,518
Pass	46,087	194,623	121,039	200,683	156,700	712,831	2,640	1,434,603
OAEM	—	—	—	—	15,240	35,903	1,088	52,231
Substandard	—	—	—	—	13,998	15,529	157	29,684
Owner occupied	31,902	85,107	62,071	51,792	32,035	158,206	5,069	426,182
Pass	31,902	85,083	60,575	49,894	31,552	151,909	4,957	415,872
OAEM	—	—	498	845	483	2,912	33	4,771
Substandard	—	24	998	1,053	—	3,385	79	5,539
Automobile and recreational vehicles	173,055	422,172	228,508	106,348	39,116	14,802	—	984,001
Pass	173,055	422,168	228,508	106,278	39,067	14,762	—	983,838
Substandard	—	4	—	70	49	40	—	163
Consumer credit cards	—	—	—	—	—	—	10,675	10,675
Pass	—	—	—	—	—	—	10,675	10,675
Consumer other	1,667	20,590	3,947	6,792	4,065	5,394	41,801	84,256
Pass	1,667	20,590	3,947	6,783	4,065	5,352	41,756	84,160
Substandard	—	—	—	9	—	42	45	96
Total	$412,965	$1,702,716	$1,064,598	$747,553	$479,255	$1,529,833	$1,015,192	$6,952,112

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
	Term Loans						Revolving Loans
	2021	2020	2019	2018	2017	Prior		Total
	(dollars in thousands)
Time and demand	$281,244	$126,403	$143,030	$91,118	$45,442	$111,127	$361,160	$1,159,524
Pass	280,854	125,728	128,080	83,204	31,472	102,399	355,569	1,107,306
OAEM	390	596	1,125	7,780	13,945	7,126	2,803	33,765
Substandard	—	79	13,825	134	25	1,602	2,788	18,453
Commercial credit cards	—	—	—	—	—	—	13,928	13,928
Pass	—	—	—	—	—	—	13,928	13,928
Real estate construction	202,016	129,298	123,153	38,267	441	841	440	494,456
Pass	201,992	128,824	123,153	38,267	441	796	440	493,913
OAEM	24	474	—	—	—	—	—	498
Substandard	—	—	—	—	—	45	—	45
Residential first lien	376,106	375,904	126,788	84,484	74,268	260,010	1,974	1,299,534
Pass	376,095	375,885	126,618	84,079	74,135	256,815	1,897	1,295,524
OAEM	—	—	—	67	—	761	77	905
Substandard	11	19	170	338	133	2,434	—	3,105
Residential junior lien/home equity	56,861	1,999	3,322	2,684	1,009	5,348	549,493	620,716
Pass	56,861	1,999	3,246	2,684	1,009	5,195	546,546	617,540
OAEM	—	—	—	—	—	61	10	71
Substandard	—	—	76	—	—	92	2,937	3,105
Multifamily	90,062	73,068	16,782	36,523	63,872	103,774	1,351	385,432
Pass	90,062	73,068	16,782	21,846	49,832	102,761	1,351	355,702
OAEM	—	—	—	—	14,040	525	—	14,565
Substandard	—	—	—	14,677	—	488	—	15,165
Nonowner occupied	194,137	98,840	202,236	173,053	177,295	615,943	3,743	1,465,247
Pass	194,137	98,840	202,236	155,293	152,174	563,743	2,499	1,368,922
OAEM	—	—	—	3,723	19,235	39,737	1,088	63,783
Substandard	—	—	—	14,037	5,886	12,463	156	32,542
Owner occupied	77,710	62,380	53,954	34,115	32,989	134,713	4,557	400,418
Pass	77,710	59,973	51,513	33,623	31,644	129,593	4,443	388,499
OAEM	—	2,194	1,220	492	1,321	1,716	33	6,976
Substandard	—	213	1,221	—	24	3,404	81	4,943
Automobile and recreational vehicles	456,730	252,518	122,943	48,375	17,230	3,484	—	901,280
Pass	456,730	252,518	122,867	48,361	17,224	3,432	—	901,132
Substandard	—	—	76	14	6	52	—	148
Consumer credit cards	—	—	—	—	—	—	11,151	11,151
Pass	—	—	—	—	—	—	11,151	11,151
Consumer other	22,156	4,655	8,030	5,084	542	5,503	41,574	87,544
Pass	22,156	4,655	8,030	5,084	542	5,460	41,560	87,487
Substandard	—	—	—	—	—	43	14	57
Total	$1,757,022	$1,125,065	$800,238	$513,703	$413,088	$1,240,743	$989,371	$6,839,230
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
Total net charge-offs for the three months ended March 31, 2022 and 2021 were $1.1 million and $3.3 million, respectively.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of March 31, 2022 and December 31, 2021. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.
In the March 31, 2022 table below, $14.5 million in multifamily commercial real estate loans are reflected as 30-59 days past due. This balance relates to one commercial borrower and subsequent to March 31, 2022, the loan was paid off in full.

	March 31, 2022
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$160	$86	$998	$2,037	$3,281	$1,120,409	$1,123,690
Time and demand	110	30	989	2,037	3,166	989,311	992,477
Commercial credit cards	48	56	9	—	113	13,562	13,675
Equipment finance	—	—	—	—	—	2,505	2,505
Time and demand other	2	—	—	—	2	115,031	115,033
Real estate construction	418	474	—	—	892	398,096	398,988
Construction other	—	474	—	—	474	306,937	307,411
Construction residential	418	—	—	—	418	91,159	91,577
Residential real estate	3,764	568	306	5,500	10,138	1,996,083	2,006,221
Residential first lien	2,268	156	104	2,777	5,305	1,376,437	1,381,742
Residential junior lien/home equity	1,496	412	202	2,723	4,833	619,646	624,479
Commercial real estate	15,140	108	—	22,784	38,032	2,306,249	2,344,281
Multifamily	14,500	—	—	409	14,909	386,672	401,581
Nonowner occupied	511	71	—	21,160	21,742	1,494,776	1,516,518
Owner occupied	129	37	—	1,215	1,381	424,801	426,182
Loans to individuals	1,334	640	617	259	2,850	1,076,082	1,078,932
Automobile and recreational vehicles	803	299	122	163	1,387	982,614	984,001
Consumer credit cards	70	57	68	—	195	10,480	10,675
Consumer other	461	284	427	96	1,268	82,988	84,256
Total loans and leases	$20,816	$1,876	$1,921	$30,580	$55,193	$6,896,919	$6,952,112

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$633	$987	$155	$2,006	$3,781	$1,169,671	$1,173,452
Time and demand	605	972	144	2,006	3,727	1,155,797	1,159,524
Commercial credit cards	28	15	11	—	54	13,874	13,928
Real estate construction	813	—	448	45	1,306	493,150	494,456
Residential real estate	3,393	983	218	5,608	10,202	1,910,048	1,920,250
Residential first lien	1,934	354	51	2,706	5,045	1,294,489	1,299,534
Residential junior lien/home equity	1,459	629	167	2,902	5,157	615,559	620,716
Commercial real estate	—	74	—	40,195	40,269	2,210,828	2,251,097
Multifamily	—	—	—	15,097	15,097	370,335	385,432
Nonowner occupied	—	—	—	23,930	23,930	1,441,317	1,465,247
Owner occupied	—	74	—	1,168	1,242	399,176	400,418
Loans to individuals	1,611	417	785	206	3,019	996,956	999,975
Automobile and recreational vehicles	1,228	175	199	148	1,750	899,530	901,280
Consumer credit cards	36	44	63	—	143	11,008	11,151
Consumer other	347	198	523	58	1,126	86,418	87,544
Total loans and leases	$6,450	$2,461	$1,606	$48,060	$58,577	$6,780,653	$6,839,230
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
Nonperforming Loans
Management considers loans to be nonperforming when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Nonperforming loans include nonaccrual loans and all troubled debt restructured loans. When management identifies a loan as nonperforming, the credit loss is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole source for repayment of the loan is the operation or liquidation of collateral. When the loan is collateral dependent, the appraised value less estimated cost to sell is utilized. If management determines that the value of the loan is less than the recorded investment in the loan, a credit loss is recognized through an allowance estimate or a charge-off to the allowance for credit losses.
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
At March 31, 2022 and December 31, 2021, there were no nonperforming loans held for sale. During the three months ended March 31, 2022 and 2021, there were no gains recognized on the sale of nonperforming loans.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of March 31, 2022 and December 31, 2021. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

	March 31, 2022			December 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$3,505	$9,719		$3,720	$10,303
Time and demand	3,505	9,719		3,720	10,303
Equipment finance	—	—
Time and demand other	—	—
Real estate construction	—	—		45	53
Construction other	—	—
Construction residential	—	—
Residential real estate	9,161	11,035		9,365	11,294
Residential first lien	5,245	6,327		5,200	6,337
Residential junior lien/home equity	3,916	4,708		4,165	4,957
Commercial real estate	23,425	24,395		40,591	41,525
Multifamily	—	—		14,677	14,677
Nonowner occupied	21,791	22,558		24,581	25,310
Owner occupied	1,634	1,837		1,333	1,538
Loans to individuals	423	542		446	485
Automobile and recreational vehicles	327	441		388	422
Consumer other	96	101		58	63
Subtotal	36,514	45,691		54,167	63,660
With an allowance recorded:
Commercial, financial, agricultural and other	544	572	$272	327	349	$307
Time and demand	544	572	272	327	349	307
Equipment finance	—	—	—
Time and demand other	—	—	—
Real estate construction	—	—	—	—	—	—
Construction other	—	—	—
Construction residential	—	—	—
Residential real estate	—	—	—	—	—	—
Residential first lien	—	—	—	—	—	—
Residential junior lien/home equity	—	—	—	—	—	—
Commercial real estate	409	441	79	686	711	88
Multifamily	409	441	79	421	446	88
Nonowner occupied	—	—	—	—	—	—
Owner occupied	—	—	—	265	265	—
Loans to individuals	—	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Subtotal	953	1,013	351	1,013	1,060	395
Total	$37,467	$46,704	$351	$55,180	$64,720	$395

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31,
	2022		2021
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$3,561	$29	$2,280	$11
Time and demand	3,561	29	2,280	11
Equipment finance	—	—
Time and demand other	—	—
Real estate construction	—	—	54	—
Construction other	—	—
Construction residential	—	—
Residential real estate	9,201	84	10,892	63
Residential first lien	5,197	62	5,982	45
Residential junior lien/home equity	4,004	22	4,910	18
Commercial real estate	24,312	13	25,739	22
Multifamily	—	—	—	—
Nonowner occupied	22,714	9	22,593	7
Owner occupied	1,598	4	3,146	15
Loans to individuals	435	4	479	2
Automobile and recreational vehicles	350	4	437	2
Consumer other	85	—	42	—
Subtotal	37,509	130	39,444	98
With an allowance recorded:
Commercial, financial, agricultural and other	384	6	4,895	18
Time and demand	384	6	4,895	18
Equipment finance	—	—
Time and demand other	—	—
Real estate construction	—	—	—	—
Construction other	—	—
Construction residential	—	—
Residential real estate	—	—	—	—
Residential first lien	—	—	—	—
Residential junior lien/home equity	—	—	—	—
Commercial real estate	416	—	7,462	—
Multifamily	416	—	464	—
Nonowner occupied	—	—	6,917	—
Owner occupied	—	—	81	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	800	6	12,357	18
Total	$38,309	$136	$51,801	$116
Unfunded commitments related to nonperforming loans were $0.2 million at both March 31, 2022 and December 31, 2021. After consideration of the requirements to draw and available collateral related to these commitments, it was determined that no reserve was required at March 31, 2022 and December 31, 2021.

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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$6,887	$7,120
Nonaccrual status	10,090	13,134
Total	$16,977	$20,254
Commitments
Letters of credit	$60	$60
Unused lines of credit	18	16
Total	$78	$76
The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three Months Ended March 31, 2022
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Residential real estate	2	$—	$10	$59	$69	$69	$—
Residential first lien	2	—	10	59	69	69	—
Total	2	$—	$10	$59	$69	$69	$—

	For the Three Months Ended March 31, 2021
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$6,373	$—	$—	$6,373	$6,339	$1,190
Time and demand	2	6,373	—	—	6,373	6,339	1,190
Residential real estate	3	—	105	14	119	119	—
Residential first lien	2	—	105	—	105	106	—
Residential junior lien/home equity	1	—	—	14	14	13	—
Loans to individuals	2	—	64	—	64	61	—
Automobile and recreational vehicles	2	—	64	—	64	61	—
Total	7	$6,373	$169	$14	$6,556	$6,519	$1,190

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The troubled debt restructurings included in the above tables are also included in the nonperforming loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the three months ended March 31, 2022 and 2021, $10 thousand and $169 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2022 and 2021, the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the three months ended March 31:

	2022		2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	1	$17	—	$—
Residential first lien	1	17	—	—
Total	1	$17	—	$—
The following tables provide detail related to the allowance for credit losses:

	For the Three Months Ended March 31, 2022
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$18,093	$(475)	$80	$3,023	$20,721
Time and demand	15,283	(144)	53	3,715	18,907
Commercial credit cards	247	(19)	1	113	342
Equipment finance	—	—	—	31	31
Time and demand other	2,563	(312)	26	(836)	1,441
Real estate construction	4,220	—	—	710	4,930
Construction other	3,278	—	—	(103)	3,175
Construction residential	942	—	—	813	1,755
Residential real estate	12,625	(139)	29	4,213	16,728
Residential first lien	7,459	(40)	23	3,683	11,125
Residential junior lien/home equity	5,166	(99)	6	530	5,603
Commercial real estate	33,376	—	14	314	33,704
Multifamily	3,561	—	—	49	3,610
Nonowner occupied	24,838	—	5	(1,576)	23,267
Owner occupied	4,977	—	9	1,841	6,827
Loans to individuals	24,208	(1,009)	366	(8,460)	15,105
Automobile and recreational vehicles	21,392	(552)	255	(8,460)	12,635
Consumer credit cards	496	(109)	24	(29)	382
Consumer other	2,320	(348)	87	29	2,088
Total loans and leases	$92,522	$(1,623)	$489	$(200)	$91,188
a) The provision expense(credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31, 2022
				Loans
	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses
	(dollars in thousands)
Commercial, financial, agricultural and other	$20,721	$272	$20,449	$1,123,690	$3,179	$1,120,511
Time and demand	18,907	272	18,635	992,477	3,179	989,298
Commercial credit cards	342	—	342	13,675	—	13,675
Equipment finance	31	—	31	2,505	—	2,505
Time and demand other	1,441	—	1,441	115,033	—	115,033
Real estate construction	4,930	—	4,930	398,988	—	398,988
Construction other	3,175	—	3,175	307,411	—	307,411
Construction residential	1,755	—	1,755	91,577	—	91,577
Residential real estate	16,728	—	16,728	2,006,221	253	2,005,968
Residential first lien	11,125	—	11,125	1,381,742	—	1,381,742
Residential junior lien/home equity	5,603	—	5,603	624,479	253	624,226
Commercial real estate	33,704	79	33,625	2,344,281	37,263	2,307,018
Multifamily	3,610	79	3,531	401,581	14,909	386,672
Nonowner occupied	23,267	—	23,267	1,516,518	21,425	1,495,093
Owner occupied	6,827	—	6,827	426,182	929	425,253
Loans to individuals	15,105	—	15,105	1,078,932	—	1,078,932
Automobile and recreational vehicles	12,635	—	12,635	984,001	—	984,001
Consumer credit cards	382	—	382	10,675	—	10,675
Consumer other	2,088	—	2,088	84,256	—	84,256
Total loans and leases	$91,188	$351	$90,837	$6,952,112	$40,695	$6,911,417

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31, 2021
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$17,187	$(569)	$90	$5,093	$21,801
Time and demand	16,838	(460)	89	4,960	21,427
Commercial credit cards	349	(109)	1	133	374
Real estate construction	7,966	—	—	(3,945)	4,021
Residential real estate	14,358	(105)	37	(1,461)	12,829
Residential first lien	7,919	(23)	23	(692)	7,227
Residential junior lien/home equity	6,439	(82)	14	(769)	5,602
Commercial real estate	41,953	(1,550)	39	(2,774)	37,668
Multifamily	6,240	(1)	—	(1,988)	4,251
Nonowner occupied	28,414	(1,549)	39	985	27,889
Owner occupied	7,299	—	—	(1,771)	5,528
Loans to individuals	19,845	(1,541)	329	1,811	20,444
Automobile and recreational vehicles	16,133	(680)	181	1,254	16,888
Consumer credit cards	635	(168)	17	205	689
Consumer other	3,077	(693)	131	352	2,867
Total loans and leases	$101,309	$(3,765)	$495	$(1,276)	$96,763
a) The provision expense(credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

	For the Three Months Ended March 31, 2021
				Loans
	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses
	(dollars in thousands)
Commercial, financial, agricultural and other	$21,801	$2,506	$19,295	$1,555,671	$9,991	$1,545,680
Time and demand	21,427	2,506	18,921	1,541,280	9,991	1,531,289
Commercial credit cards	374	—	374	14,391	—	14,391
Real estate construction	4,021	—	4,021	404,580	—	404,580
Residential real estate	12,829	—	12,829	1,756,615	1,055	1,755,560
Residential first lien	7,227	—	7,227	1,152,314	512	1,151,802
Residential junior lien/home equity	5,602	—	5,602	604,301	543	603,758
Commercial real estate	37,668	601	37,067	2,167,506	27,413	2,140,093
Multifamily	4,251	115	4,136	363,604	459	363,145
Nonowner occupied	27,889	459	27,430	1,393,968	24,883	1,369,085
Owner occupied	5,528	27	5,501	409,934	2,071	407,863
Loans to individuals	20,444	—	20,444	852,522	—	852,522
Automobile and recreational vehicles	16,888	—	16,888	759,061	—	759,061
Consumer credit cards	689	—	689	10,901	—	10,901
Consumer other	2,867	—	2,867	82,560	—	82,560
Total loans and leases	$96,763	$3,107	$93,656	$6,736,894	$38,459	$6,698,435
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

	March 31, 2022	December 31, 2021
Balance sheet:
Operating lease asset classified as premises and equipment	$40,920	$40,550
Operating lease liability classified as other liabilities	45,222	44,801
	For the Three Months Ended
	March 31, 2022	March 31, 2021
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,216	$1,208

Weighted average lease term, in years	13.72	14.72
Weighted average discount rate	3.19%	3.41%
Operating cash flows	$1,164	$1,201
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2022 were as follows (dollars in thousands):

For the twelve months ended:
March 31, 2023	$4,854
March 31, 2024	4,822
March 31, 2025	4,714
March 31, 2026	4,390
March 31, 2027	4,039
Thereafter	34,356
Total future minimum lease payments	57,175
Less remaining imputed interest	11,953
Operating lease liability	$45,222

Note 9 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at March 31, 2022 and December 31, 2021, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.

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
Note 10 Fair Values of Assets and Liabilities
FASB ASC Topic 820, “Fair Value Measurements and Disclosures” ("Topic 820"), requires disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All non-financial assets are included either as a separate line item on the unaudited Consolidated Statements of Financial Condition or in the “Other assets” category of the unaudited Consolidated Statements of Financial Condition. Currently, First Commonwealth does not have any non-financial liabilities to disclose.
FASB ASC Topic 825, “Financial Instruments” (Topic 825"), permits entities to irrevocably elect to measure select financial instruments and certain other items at fair value. The unrealized gains and losses are required to be included in earnings each reporting period for the items that fair value measurement is elected. First Commonwealth has elected not to measure any existing financial instruments at fair value under Topic 825; however, in the future we may elect to adopt this guidance for select financial instruments.

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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
March 31, 2022
Other Investments	$1,170		Carrying Value	N/A	N/A
Nonperforming Loans	538	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$3.00 - $3.00 (b)
				Oil per BBL/d	$80.00 - $80.00 (b)
Limited Partnership Investments	15,999		Par Value	N/A	N/A
December 31, 2021
Other Investments	$1,170		Carrying Value	N/A	N/A
Nonperforming Loans	598	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$2.00 - $2.00 (b)
				Oil per BBL/d	$50.00 - $50.00 (b)
Limited Partnership Investments	14,981		Par Value	N/A	N/A

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
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$5,066	$—	$5,066
Mortgage-Backed Securities - Commercial	—	329,228	—	329,228
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	557,259	—	557,259
Other Government-Sponsored Enterprises	—	935	—	935
Obligations of States and Political Subdivisions	—	8,922	—	8,922
Corporate Securities	—	31,794	—	31,794
Total Securities Available for Sale	—	933,204	—	933,204
Other Investments	—	11,972	1,170	13,142
Loans Held for Sale	—	10,506	—	10,506
Other Assets(a)	—	10,326	15,999	26,325
Total Assets	$—	$966,008	$17,169	$983,177
Other Liabilities(a)	$—	$34,496	$—	$34,496
Total Liabilities	$—	$34,496	$—	$34,496
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$5,662	$—	$5,662
Mortgage-Backed Securities - Commercial	—	362,290	—	362,290
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	629,974	—	629,974
Other Government-Sponsored Enterprises	—	981	—	981
Obligations of States and Political Subdivisions	—	9,524	—	9,524
Corporate Securities	—	32,949	—	32,949
Total Securities Available for Sale	—	1,041,380	—	1,041,380
Other Investments	—	11,668	1,170	12,838
Loans Held for Sale	—	18,583	—	18,583
Other Assets(a)	—	26,805	14,981	41,786
Total Assets	$—	$1,098,436	$16,151	$1,114,587
Other Liabilities(a)	$—	$34,263	$—	$34,263
Total Liabilities	$—	$34,263	$—	$34,263
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments
For the three months ended March 31, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2022
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,170	$14,981	$16,151
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	1,043	1,043
Issuances	—	—	—
Sales	—	(25)	(25)
Settlements	—	—	—
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,170	$15,999	$17,169

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
During the three months ended March 31, 2022 and 2021, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at March 31, 2022 and 2021.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$25,306	$11,810	$37,116
Other real estate owned	—	732	—	732
Total Assets	$—	$26,038	$11,810	$37,848

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$42,538	$12,247	$54,785
Other real estate owned	—	729	—	729
Total Assets	$—	$43,267	$12,247	$55,514
The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Nonperforming loans	$(171)	$205
Other real estate owned	(54)	(6)
Total losses	$(225)	$199
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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned, determined using an internal valuation, is classified as Level 3. Other real estate owned has a current carrying value of $0.7 million as of March 31, 2022 and consists primarily of residential and commercial real estate properties in Pennsylvania and Ohio. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 12, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2022.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million at both March 31, 2022 and December 31, 2021. See Note 5, “Commitments and Contingent Liabilities,” for additional information.
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
The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	March 31, 2022
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$120,289	$120,289	$120,289	$—	$—
Interest-bearing deposits	404,516	404,516	404,516	—	—
Securities available for sale	933,204	933,204	—	933,204	—
Securities held to maturity	512,911	477,088	—	477,088	—
Other investments	13,142	13,142	—	11,972	1,170
Loans held for sale	10,506	10,506	—	10,506	—
Loans	6,952,112	7,154,726	—	25,306	7,129,420
Financial liabilities
Deposits	8,171,847	8,164,467	—	8,164,467	—
Short-term borrowings	95,748	93,203	—	93,203	—
Subordinated debt	170,815	168,231	—	—	168,231
Long-term debt	5,398	5,587	—	5,587	—
Capital lease obligation	5,799	5,799	—	5,799	—

	December 31, 2021
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$84,738	$84,738	$84,738	$—	$—
Interest-bearing deposits	310,634	310,634	310,634	—	—
Securities available for sale	1,041,380	1,041,380	—	1,041,380	—
Securities held to maturity	541,311	536,651	—	536,651	—
Other investments	12,838	12,838	—	11,668	1,170
Loans held for sale	18,583	18,583	—	18,583	—
Loans	6,839,230	7,169,768	—	42,538	7,127,230
Financial liabilities
Deposits	7,982,498	7,980,101	—	7,980,101	—
Short-term borrowings	138,315	136,473	—	136,473	—
Subordinated debt	170,775	175,040	—	—	175,040
Long-term debt	5,573	6,065	—	6,065	—
Capital lease obligation	5,921	5,921	—	5,921	—

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
During 2021, the Company entered into eight interest rate swap contracts that were designated as cash flow hedges. The interest rate swaps have a total notional amount of $500.0 million: $75.0 million with an original maturity of three years, $250.0 million with an original maturity of four years and $175.0 million with an original maturity of five years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans benchmarked to the 1-month LIBOR rate. Therefore, the interest rate swaps convert the interest payments on the first $500.0 million of 1-month LIBOR based commercial loans into fixed rate payments.
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income. For the three months ended March 31, 2022, there was a positive impact of $0.5 million on net interest income as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," or "Interest and fees on loans", the same line items in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at March 31, 2022, and changes in the fair value attributed to hedge ineffectiveness were not material.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three months ended March 31, 2022 was a decrease of $1.2 million.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At March 31, 2022, the underlying funded mortgage loan commitments had a carrying value of $6.9 million and a fair value of $6.3 million, while the underlying unfunded mortgage loan commitments had a notional amount of $38.6 million. At December 31, 2021, the underlying funded mortgage loan commitments had a carrying value of $11.0 million and a fair value of $11.9 million, while the underlying unfunded mortgage loan commitments had a notional amount of $29.7 million. The interest rate lock commitments decreased other noninterest income by $0.9 million for the three months ended March 31, 2022.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other operating expense" in the unaudited Consolidated Statements of Income. The increase in other noninterest expense for the three months ended March 31, 2022 totaled $1 thousand. At March 31, 2022 and December 31, 2021, the underlying loans had a carrying value of $1.4 million and $2.0 million, respectively, and a fair value of $1.4 million and $2.0 million, respectively.

The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(48)	$(395)
Notional amount:
Interest rate derivatives	672,534	708,759
Interest rate caps	65,823	66,007
Interest rate collars	35,354	35,354
Risk participation agreements	240,122	241,111
Sold credit protection on risk participation agreements	(77,114)	(95,618)
Interest rate options	38,612	29,691
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(24,948)	(7,022)
Notional amount	570,000	570,000
Interest rate forwards:
Fair value adjustment	837	(29)
Notional amount	41,000	38,000
Foreign exchange forwards:
Fair value adjustment	11	12
Notional amount	1,425	1,982

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income," 'Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Non-hedging interest rate derivatives
(Decrease) increase in other income	$(848)	$336
Hedging interest rate derivatives
Increase in interest and fees on loans	755	—
Increase in interest from subordinated debentures	224	226
Hedging interest rate forwards
Decrease in other income	(865)	(1,042)
Hedging foreign exchange forwards
Increase in other expense	1	2
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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as both of March 31, 2022 and December 31, 2021 was $303.3 million. No impairment charges on goodwill or other intangible assets were incurred in 2022 or 2021.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of March 31, 2022, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 Subordinated Debentures
Subordinated debentures outstanding are as follows:

			March 31, 2022	December 31, 2021
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	4.875% until June 1, 2023, then 3-Month LIBOR + 1.845%	$49,430	$49,407
First Commonwealth Bank	2033	5.50% until June 1, 2028, then 3-Month LIBOR + 2.37%	49,218	49,201
First Commonwealth Capital Trust II	2034	3-Month LIBOR + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	2034	3-Month LIBOR + 2.85%	41,238	41,238
Total			$170,815	$170,775
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
Note 14 Revenue Recognition

Substantially all of the Company’s revenue is generated from contracts with customers. Revenue associated with financial instruments, including revenue from loans and securities, certain noninterest income streams such as fees associated with derivatives are not in scope of ASC Topic 606 - Revenue from Contracts with Customers. ASC Topic 606 is applicable to

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

noninterest revenue streams such as trust income, service charges on deposits, insurance and retail brokerage commissions, card-related interchange income and gain(loss) on sale of OREO. For contracts within the scope of ASC Topic 606, the Company immediately expenses contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less.

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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $0.9 million and $0.9 million in commission expense as of March 31, 2022 and 2021, respectively.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$2,713	$2,516
Service charges on deposit accounts	4,615	4,047
Insurance and retail brokerage commissions	2,272	2,172
Card-related interchange income	6,490	6,427
Gain on sale of other loans and assets	43	169
Other income	975	980
Noninterest Income (in-scope of Topic 606)	17,108	16,311
Noninterest Income (out-of-scope of Topic 606)	6,868	11,044
Total Noninterest Income	$23,976	$27,355

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three months ended March 31, 2022 and 2021, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of First Commonwealth or its management or Board of Directors, including those relating to products, services or operations; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may,” are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 51 for the three months ended March 31, 2022 and 2021.

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

	For the Three Months Ended March 31,
	2022	2021
	(dollars in thousands, except per share data)
Net Income	$27,726	$39,770
Per Share Data:
Basic Earnings per Share	$0.29	$0.41
Diluted Earnings per Share	0.29	0.41
Cash Dividends Declared per Common Share	0.115	0.110
Average Balance:
Total assets	$9,524,578	$9,130,454
Total equity	1,107,415	1,076,555
End of Period Balance:
Net loans and leases (1)	$6,871,430	$6,660,735
Total assets	9,642,124	9,416,989
Total deposits	8,171,847	7,869,256
Total equity	1,067,619	1,087,480
Key Ratios:
Return on average assets	1.18%	1.77%
Return on average equity	10.15%	14.98%
Dividends payout ratio	39.66%	26.83%
Average equity to average assets ratio	11.63%	11.79%
Net interest margin	3.19%	3.40%
Net loans to deposits ratio	84.09%	84.64%
(1) Includes loans held for sale.

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Net Income
For the three months ended March 31, 2022, First Commonwealth had net income of $27.7 million, or $0.29 diluted earnings per share, compared to net income of $39.8 million, or $0.41 diluted earnings per share, in the three months ended March 31, 2021. The decrease in net income was primarily the result of a $2.0 million provision for credit losses recognized during the three months ended March 31, 2022 compared to a negative provision of $4.4 million recognized in the same period in 2021. Additionally, noninterest income decreased $3.4 million and noninterest expense increased $3.9 million during the three months ended March 31, 2022 compared to the same period in 2021.
For the three months ended March 31, 2022, the Company’s return on average equity was 10.15% and its return on average assets was 1.18%, compared to 14.98% and 1.77%, respectively, for the three months ended March 31, 2021.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $68.4 million in the first three months of 2022, compared to $69.8 million for the same period in 2021. The decrease in net interest income can be attributed to a 30 basis point decrease in the yield on interest-earning assets, partially offset by a 12 basis point decrease in the cost of interest-bearing liabilities and a $391.2 million increase in interest-earning assets. Net interest income comprises the majority of our operating revenue (net

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

interest income before provision expense plus noninterest income), at 74.0% and 71.7% for the three months ended March 31, 2022 and 2021, respectively.
The net interest margin on a fully taxable equivalent basis was 3.19% and 3.40% for the three months ended March 31, 2022 and March 31, 2021, respectively. The decline in the net interest margin is primarily attributable to the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 3.33% for the three months ended March 31, 2022, a decrease of 30 basis points compared to the 3.63% yield for the same period in 2021. Contributing to this decrease is a $438.2 million decline in average PPP loans, which yield higher rates than the remainder of the loan portfolio. As the PPP loans paid off, due to forgiveness by the US Government, the funds were used to fund growth in the loan and investment portfolios. Additionally, replacement yields on certain loan categories, including commercial variable loans, were lower than the rates on runoff in those categories.

The loan yield for the three months ended March 31, 2022, decreased 30 basis points compared to the same period in 2021. The decrease was primarily due to a decline in average PPP loans outstanding. These loans, which were originated under the CARES Act, had an average balance of $51.1 million and a stated loan rate of 1% and a yield of 13.93% for the three months ended March 31, 2022. During the three months ended March 31, 2021, PPP loans averaged $489.4 million with a yield of 6.58%. The yield on PPP loans includes the recognition of PPP loan deferred processing fees, net of deferred origination costs, of $1.5 million for the three months ended March 31, 2022. These amounts are recognized in interest income as a yield adjustment over the life of the loan with accelerated recognition when a loan is forgiven or paid off. As of March 31, 2022, we expect to recognize additional PPP-related deferred processing fees, net of origination costs, of approximately $0.9 million as an adjustment to yield over the remaining terms of the loans. The balance of PPP loans outstanding at March 31, 2022 totaled $28.9 million. During the three months ended March 31, 2022, PPP loans generated $1.8 million in income compared to $7.9 million during the same period in 2021. For the three months ended March 31, 2022, PPP loans increased the yield on total loans by 7 basis points and the net interest margin by 6 basis points. During the three months ended March 31, 2022, the Company processed forgiveness on $43.0 million of PPP loans originated in prior quarters.

The investment portfolio yield decreased 15 basis points in comparison to the prior year as a result of $335.5 million in average growth at a time when new volume rates were lower than the portfolio yield. Growth in the investment portfolio is a result of continued deposit growth as well as a decline in interest-bearing deposits with banks, which decreased from $340.8 million in 2021 to $284.4 million in 2022. The change in the level and rate paid on interest-bearing deposits with banks decreased the yield on earning assets by 11 basis points for the three months ended March 31, 2022.
Decreases in the cost of interest-bearing liabilities partially offset the negative impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities decreased to 0.22% for the three months ended March 31, 2022, from 0.34% for the same period in 2021. Lower market interest rates and management's efforts to reduce deposit costs resulted in the cost of interest-bearing deposits decreasing 10 basis points and short-term borrowings decreasing 4 basis points in comparison to the same period last year.
For the three months ended March 31, 2022, changes in interest rates negatively impacted net interest income by $4.8 million when compared with the same period in 2021. The lower yield on interest-earning assets negatively impacted net interest income by $5.6 million, while the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $0.8 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $3.5 million for the three months ended March 31, 2022, as compared to the same period in 2021. Higher levels of interest-earning assets resulted in an increase of $2.7 million in interest income, and changes in the volume and mix of interest-bearing liabilities decreased interest expense by $0.8 million, primarily due to a decrease in long-term debt. Average earning assets for the three months ended March 31, 2022 increased $391.2 million, or 4.7%, compared to the same period in 2021. Average loans for the comparable period increased $112.2 million, or 1.7%.
Net interest income also benefited from a $223.2 million increase in average net free funds at March 31, 2022 as compared to March 31, 2021. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $231.7 million, or 9.6%, in noninterest-bearing demand deposit average balances, primarily due to deposit growth related to PPP loan proceeds and government stimulus payments. Average time deposits for the three months ended March 31, 2022 decreased by $153.8 million compared to the comparable period in 2021, while the average rate paid on time deposits decreased 46 basis points compared to the same period in 2021.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended March 31:

	2022	2021
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$71,244	$74,061
Adjustment to fully taxable equivalent basis	253	309
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	71,497	74,370
Interest expense	3,072	4,619
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$68,425	$69,751

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended March 31:

	2022			2021
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$284,367	$111	0.16%	$340,800	$77	0.09%
Tax-free investment securities	24,430	160	2.66	29,695	208	2.84
Taxable investment securities	1,500,334	6,613	1.79	1,159,612	5,507	1.93
Loans and leases, net of unearned income (b)(c)	6,893,628	64,613	3.80	6,781,451	68,578	4.10
Total interest-earning assets	8,702,759	71,497	3.33	8,311,558	74,370	3.63
Noninterest-earning assets:
Cash	114,672			90,844
Allowance for credit losses	(93,645)			(106,197)
Other assets	800,792			834,249
Total noninterest-earning assets	821,819			818,896
Total Assets	$9,524,578			$9,130,454
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,551,979	$100	0.03%	$1,445,653	$108	0.03%
Savings deposits (d)	3,428,411	449	0.05	3,158,169	971	0.12
Time deposits	374,484	264	0.29	528,265	973	0.75
Short-term borrowings	115,544	21	0.07	119,369	31	0.11
Long-term debt	182,119	2,238	4.98	233,113	2,536	4.41
Total interest-bearing liabilities	5,652,537	3,072	0.22	5,484,569	4,619	0.34
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	2,645,551			2,413,887
Other liabilities	119,075			155,443
Shareholders’ equity	1,107,415			1,076,555
Total Noninterest-Bearing Funding Sources	3,872,041			3,645,885
Total Liabilities and Shareholders’ Equity	$9,524,578			$9,130,454
Net Interest Income and Net Yield on Interest-Earning Assets		$68,425	3.19%		$69,751	3.40%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended March 31, 2022 and 2021.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended March 31, 2022 compared with March 31, 2021:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$34	$(13)	$47
Tax-free investment securities	(48)	(37)	(11)
Taxable investment securities	1,106	1,621	(515)
Loans and leases	(3,965)	1,134	(5,099)
Total interest income (b)	(2,873)	2,705	(5,578)
Interest-bearing liabilities:
Interest-bearing demand deposits	(8)	8	(16)
Savings deposits	(522)	80	(602)
Time deposits	(709)	(284)	(425)
Short-term borrowings	(10)	(1)	(9)
Long-term debt	(298)	(555)	257
Total interest expense	(1,547)	(752)	(795)
Net interest income	$(1,326)	$3,457	$(4,783)
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the three months ended March 31:

	2022		2021
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,023	(1,511)%	$5,093	(399)%
Time and demand	3,715	(1,857)	4,960	(389)
Commercial credit cards	113	(56)	133	(10)
Equipment finance	31	(16)
Time and demand other	(836)	418
Real estate construction	710	(355)	(3,945)	309
Construction other	(103)	52
Construction residential	813	(407)
Residential real estate	4,213	(2,107)	(1,461)	115
Residential first lien	3,683	(1,842)	(692)	55
Residential junior lien/home equity	530	(265)	(769)	60
Commercial real estate	314	(157)	(2,774)	217
Multifamily	49	(25)	(1,988)	156
Nonowner occupied	(1,576)	788	985	(77)
Owner occupied	1,841	(920)	(1,771)	138
Loans to individuals	(8,460)	4,230	1,811	(142)
Automobile and recreational vehicles	(8,460)	4,230	1,254	(98)
Consumer credit cards	(29)	15	205	(16)
Consumer other	29	(15)	352	(28)
Provision for credit losses on loans and leases	$(200)	100%	$(1,276)	100%
Provision for off-balance sheet credit exposure	2,164		(3,114)
Total provision for credit losses	$1,964		$(4,390)
The provision for credit losses on loans and leases for the three months ended March 31, 2022 increased in comparison to the three months ended March 31, 2021 by $1.1 million, however both periods reflect a negative provision. Total provision expense in the three months ended March 31, 2022 is primarily the result of growth in off-balance sheet commitments as well as an annual review of peer loss history data which resulted in higher loss rates for construction related commitments. Comparing the three months ended March 31, 2022 with the comparable period in 2021, the provision for credit losses on loans and leases was also impacted by a decrease of $2.8 million in reserves on individually analyzed loans.
Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans. For the three months ended March 31, 2022, increases in provision expense for Time and demand and Residential first lien as well as the negative provision for Automobile and recreational vehicles are primarily the result of an annual review of peer loss history data used in the Allowance for Credit Loss model. Provision expense was also impacted by loan growth in these categories.
The negative provision expense for the three months ended March 31, 2021 was primarily the result of an improved economic forecast which reflected a decline in the projected impact of the COVID-19 pandemic on the economy and expected loan losses.
The allowance for credit losses was $91.2 million, or 1.31%, of total loans outstanding at March 31, 2022, compared to $92.5 million, or 1.35%, at December 31, 2021 and $96.8 million, or 1.44%, at March 31, 2021. Nonperforming loans as a percentage of total loans decreased to 0.54% at March 31, 2022 from 0.81% at December 31, 2021 and 0.75% as of March 31, 2021. The allowance to nonperforming loan ratio was 243.38%, 167.67% and 192.06% as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively.

Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at March 31, 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended March 31, 2022 and 2021 and the year-ended December 31, 2021:

	March 31, 2022	March 31, 2021	December 31, 2021
	(dollars in thousands)
Balance, beginning of period	$92,522	$101,309	$101,309
Loans charged off:
Commercial, financial, agricultural and other	475	569	7,020
Real estate construction	—	—	9
Residential real estate	139	105	309
Commercial real estate	—	1,550	1,659
Loans to individuals	1,009	1,541	4,061
Total loans charged off	1,623	3,765	13,058
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	80	90	2,430
Real estate construction	—	—	155
Residential real estate	29	37	468
Commercial real estate	14	39	135
Loans to individuals	366	329	1,460
Total recoveries	489	495	4,648
Net charge-offs	1,134	3,270	8,410
Provision for credit losses on loans charged to expense	(200)	(1,276)	(377)
Balance, end of period	$91,188	$96,763	$92,522
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.07%	0.20%	0.12%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.31%	1.44%	1.35%
Allowance for credit losses as a percentage of end-of-period loans outstanding, excluding PPP loans	1.32%	1.55%	1.37%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the three months ended March 31:

	2022	2021	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,713	$2,516	$197	8%
Service charges on deposit accounts	4,615	4,047	568	14
Insurance and retail brokerage commissions	2,272	2,172	100	5
Income from bank owned life insurance	1,508	1,951	(443)	(23)
Card-related interchange income	6,490	6,427	63	1
Swap fee income	453	146	307	210
Other income	1,975	1,924	51	3
Subtotal	20,026	19,183	843	4
Net securities gains	2	6	(4)	(67)
Gain on sale of mortgage loans	1,282	5,046	(3,764)	(75)
Gain on sale of other loans and assets	2,319	1,690	629	37
Derivatives mark to market	347	1,430	(1,083)	(76)
Total noninterest income	$23,976	$27,355	$(3,379)	(12)%
Total noninterest income, excluding net securities gains, gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market for the three months ended March 31, 2022 increased $0.8 million, or 4%, compared to the three months ended March 31, 2021. Service charges on deposit accounts increased $0.6 million as customer activity began to return to pre-COVID levels and swap fee income increased $0.3 million due to growth in interest rate swaps entered into for our commercial customers. Trust income increased $0.2 million as a result of growth in assets under management. Income from bank owned life insurance decreased $0.4 million compared to the prior period due to recognition of a benefit during the three months ended March 31, 2021 with no similar benefit during the three months ended March 31, 2022.
Total noninterest income decreased $3.4 million, or 12%, compared to the same period in the prior year. The most significant changes, other than the changes noted above, include a $3.8 million decrease in Gain on sale of mortgage loans as a result of changes in volume and the spread received on mortgage loans sold. The mark to market adjustment on interest rate swaps entered into for our commercial loan customers decreased $1.1 million. This adjustment does not reflect a realized gain on the swaps, but rather relates to changes in fair value due to movements in corporate bond spreads and swap rates. The gain on sale of other loans and assets increased $0.6 million due to a higher volume of loans, primarily SBA loans, being sold in the first three months of 2022 compared to the same period in 2021.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended March 31:

	2022	2021	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$30,932	$28,671	$2,261	8%
Net occupancy	4,787	4,773	14	—
Furniture and equipment	3,730	3,948	(218)	(6)
Data processing	3,188	3,052	136	4
Advertising and promotion	1,226	1,324	(98)	(7)
Pennsylvania shares tax	1,005	832	173	21
Intangible amortization	862	866	(4)	—
Other professional fees and services	1,221	751	470	63
FDIC insurance	698	696	2	—
Other operating	7,285	6,344	941	15
Subtotal	54,934	51,257	3,677	7
Loss on sale or write-down of assets	75	9	66	733
COVID-19 related	17	74	(57)	(77)
Branch consolidation	98	40	58	145
Litigation and operational losses	600	479	121	25
Total noninterest expense	$55,724	$51,859	$3,865	7%
Noninterest expense increased $3.9 million, or 7%, for the three months ended March 31, 2022 compared to the same period in 2021. Contributing to the increase in expense in 2022 is a $2.3 million increase in salaries and employee benefits primarily due to the number of full time equivalent employees increasing from 1,387 at March 31, 2021 to 1,432 at March 31, 2022. Contributing to the increase in other operating expenses were several expense categories, including credit reporting, travel and operational losses, none of which were individually significant.
Income Tax
The provision for income taxes decreased $2.8 million for the three months ended March 31, 2022, compared to the corresponding period in 2021.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended March 31, 2022 and 2021.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an annual effective tax rate of 19.5% and 19.4% for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, our deferred tax assets totaled $41.4 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first three months of 2022, the maturity and redemption of investment securities provided $78.9 million in liquidity. These funds contributed to the liquidity used to originate loans and purchase investment securities and fund depositor withdrawals.

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
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of March 31, 2022, our maximum borrowing capacity under this program was $1.4 billion, and as of that date there was $5.8 million outstanding with an average weighted rate of 0.55% and an average original term of 341 days. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to pledge certain loans that are not being used as collateral at the FHLB as collateral for borrowings at the FRB. At March 31, 2022, the borrowing capacity under this program totaled $1.1 billion and there was no balance outstanding. As of March 31, 2022, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.8 billion and as of that date amounts used against this capacity included $5.4 million in outstanding borrowings and no outstanding letters of credit.
We also have available unused federal funds lines with four correspondent banks. These lines have an aggregate commitment of $160.0 million with no outstanding balance as of March 31, 2022. In addition, we have available unused repo lines with two correspondent banks. These lines have an aggregate commitment of $400.0 million with no outstanding balance as of March 31, 2022.
First Commonwealth Financial Corporation has an unsecured $20.0 million line of credit with another financial institution. As of March 31, 2022, there are no amounts outstanding on this line.
First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$2,719,645	$2,658,782
Interest-bearing demand deposits(a)	305,623	291,476
Savings deposits(a)	4,782,445	4,647,197
Time deposits	364,134	385,043
Total	$8,171,847	$7,982,498
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
During the first three months of 2022, total deposits increased $189.3 million. Interest-bearing demand and savings deposits increased $149.4 million, noninterest-bearing demand deposits increased $60.9 million and time deposits decreased $20.9 million.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.81 and 0.84 at March 31, 2022 and December 31, 2021, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
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
The following is the gap analysis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$2,992,947	$299,339	$558,586	$3,850,872	$2,210,550	$812,022
Investments	60,056	43,525	86,785	190,366	550,110	758,722
Other interest-earning assets	404,516	—	—	404,516	—	—
Total interest-sensitive assets (ISA)	3,457,519	342,864	645,371	4,445,754	2,760,660	1,570,744
Certificates of deposit	96,518	69,072	93,274	258,864	104,226	1,194
Other deposits	5,088,068	—	—	5,088,068	—	—
Borrowings	168,116	201	401	168,718	53,211	51,383
Total interest-sensitive liabilities (ISL)	5,352,702	69,273	93,675	5,515,650	157,437	52,577
Gap	$(1,895,183)	$273,591	$551,696	$(1,069,896)	$2,603,223	$1,518,167
ISA/ISL	0.65	4.95	6.89	0.81	17.54	29.88
Gap/Total assets	19.66%	2.84%	5.72%	11.10%	27.00%	15.75%

	December 31, 2021
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,910,172	$394,048	$606,468	$3,910,688	$2,296,873	$555,022
Investments	98,969	82,267	154,316	335,552	725,576	516,766
Other interest-earning assets	310,629	—	—	310,629	—	—
Total interest-sensitive assets (ISA)	3,319,770	476,315	760,784	4,556,869	3,022,449	1,071,788
Certificates of deposit	97,269	72,453	106,243	275,965	107,795	1,232
Other deposits	4,938,673	—	—	4,938,673	—	—
Borrowings	210,682	200	400	211,282	53,197	51,577
Total interest-sensitive liabilities (ISL)	5,246,624	72,653	106,643	5,425,920	160,992	52,809
Gap	$(1,926,854)	$403,662	$654,141	$(869,051)	$2,861,457	$1,018,979
ISA/ISL	0.63	6.56	7.13	0.84	18.77	20.30
Gap/Total assets	20.19%	4.23%	6.85%	9.10%	29.98%	10.68%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12-month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2022 ($)	$(8,703)	$(4,632)	$5,772	$9,861
March 31, 2022 (%)	(2.97)%	(1.58)%	1.97%	3.36%

December 31, 2021 ($)	$(9,008)	$(4,976)	$5,956	$10,224
December 31, 2021 (%)	(3.25)%	(1.79)%	2.15%	3.69%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2022 ($)	$(26,610)	$(13,796)	$14,056	$29,773
March 31, 2022 (%)	(9.07)%	(4.70)%	4.79%	10.15%

December 31, 2021 ($)	$(26,120)	$(17,640)	$13,867	$29,192
December 31, 2021 (%)	(9.42)%	(6.36)%	5.00%	10.53%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the three months ended March 31, 2022 and 2021, the cost of our interest-bearing liabilities averaged 0.22% and 0.34%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.33% and 3.63%, respectively.
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
Credit Risk
First Commonwealth maintains an allowance for credit losses at a level deemed sufficient for losses inherent in the loan and lease portfolio at the date of each statement of financial condition. Management reviews the appropriateness of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses.
First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual nonperforming loans with a balance greater than $250 thousand, loss experience trends and other relevant factors.
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $8.6 million at March 31, 2022 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first three months of 2022, two loans totaling $0.1 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans decreased $3.3 million from December 31, 2021. Changes during the first three months of 2022 can be attributed to the pay off and paydown of troubled debt loans. Please refer to Note 7 “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Nonperforming loans, including loans held for sale, decreased $17.7 million to $37.5 million at March 31, 2022 compared to $55.2 million at December 31, 2021. During the three months ended March 31, 2022, a $14.5 million commercial real estate loan was removed from nonaccrual status and subsequent to March 31, 2022 the loan was paid off in full. During the same period $0.7 million of loans were moved to nonaccrual.
The allowance for credit losses as a percentage of nonperforming loans was 243.38% as of March 31, 2022, compared to 167.67% at December 31, 2021, and 192.06% at March 31, 2021. The amount of specific reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $0.4 million and general reserves of $90.8 million as of March 31, 2022. Specific reserves decreased $44 thousand from December 31, 2021, and $2.8 million from March 31, 2021. The decrease from both periods is primarily due to the charge-off and payoffs of relationships with specific reserves assigned. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at March 31, 2022.
Criticized loans totaled $174.1 million at March 31, 2022 and represented 3% of the loan portfolio. The level of criticized loans decreased as of March 31, 2022 when compared to December 31, 2021, by $24.1 million, or 12%. Classified loans totaled $75.3 million at March 31, 2022 compared to $77.6 million at December 31, 2021, a decrease of $2.3 million, or 3%. The decrease in criticized loans is the result of the aforementioned changes in nonperforming loans as well as credit upgrades on borrowers primarily in the hospitality sector. Delinquency on accruing loans for the same period increased $14.1 million, or 134%, as a result of the commercial real estate loan that was moved out of a nonaccrual status being 30 days delinquent at March 31, 2022. At March 31, 2022, this loan was well secured and in the process of collection and subsequent to March 31, 2022, this loan paid off in full.
The allowance for credit losses was $91.2 million at March 31, 2022, or 1.31% of total loans outstanding, compared to 1.35% reported at December 31, 2021, and 1.44% at March 31, 2021. General reserves, or the portion of the allowance related to loans that were not specifically evaluated, as a percentage of performing loans were 1.31% at March 31, 2022 compared to 1.36% at December 31, 2021 and 1.40% at March 31, 2021. The decrease in the general reserve from December 31, 2021 and March 31, 2021 are reflective of lower unemployment rates utilized to forecast future loan losses at March 31, 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measurements:

	March 31,				December 31, 2021
	2022		2021
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$20,490		$23,056		$34,926
Troubled debt restructured loans on nonaccrual basis	10,090		20,628		13,134
Troubled debt restructured loans on accrual basis	6,887		6,697		7,120
Total nonperforming loans	$37,467		$50,381		$55,180
Loans past due 30 to 90 days and still accruing	$22,692		$6,837		$8,911
Loans past due in excess of 90 days and still accruing	$1,921		$1,079		$1,606
Other real estate owned	$667		$916		$642
Loans held for sale at end of period	$10,506		$20,604		$18,583
Portfolio loans and leases outstanding at end of period	$6,952,112		$6,736,894		$6,839,230
Average loans and leases outstanding	$6,893,628	(a)	$6,781,451	(a)	$6,777,192	(b)
Nonperforming loans as a percentage of total loans and leases	0.54%		0.75%		0.81%
Provision for credit losses on loans and leases	$(200)	(a)	$(1,276)	(a)	$(377)	(b)
Allowance for credit losses	$91,188		$96,763		$92,522
Net charge-offs	$1,134	(a)	$3,270	(a)	$8,410	(b)
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.07%		0.20%		0.12%
Provision for credit losses as a percentage of net charge-offs	(17.64)%	(a)	(39.02)%	(a)	(4.48)%	(b)
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (c)	1.31%		1.44%		1.35%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding, excluding PPP loans (c)	1.32%		1.55%		1.37%
Allowance for credit losses as a percentage of nonperforming loans (d)	243.38%		192.06%		167.67%
(a)For the three-month period ended.
(b)For the twelve-month period ended.
(c)Does not include loans held for sale.
(d)Does not include nonperforming loans held for sale.
The following tables show the outstanding balances of our loan and lease portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,123,690	16%	$1,173,452	17%
Real estate construction	398,988	6	494,456	7
Residential real estate	2,006,221	29	1,920,250	28
Commercial real estate	2,344,281	34	2,251,097	33
Loans to individuals	1,078,932	15	999,975	15
Total loans and leases, net of unearned income	$6,952,112	100%	$6,839,230	100%
During the three months ended March 31, 2022, loans increased $112.9 million, or 1.7%, compared to balances outstanding at December 31, 2021.
Commercial, financial, agricultural and other loans decreased $49.8 million as the result of a $42.4 million decline in PPP loans.
Real estate construction loans decreased $95.5 million, or 19.3%, primarily due to the completion of commercial real estate construction projects. Residential real estate grew $86.0 million, or 4.5%, primarily due to originations of closed-end 1-4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

family mortgage loans. Commercial real estate loans increased $93.2 million, or 4.1%, primarily due to growth in multifamily and nonresidential property due in part to the completion of several construction projects. Loans to individuals increased $79.0 million, or 7.9%, primarily due to growth in the indirect auto and recreational vehicle portfolio.
As indicated in the table below, commercial real estate, residential real estate and commercial, financial and agricultural and other loans represent a significant portion of the nonperforming loans as of March 31, 2022. See discussions related to the provision for credit losses and loans for more information.

	For the Three Months Ended March 31, 2022			As of March 31, 2022
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$395	34.83%	0.02%	$4,049	10.81%	0.06%
Real estate construction	—	—	—	—	—	—
Residential real estate	110	9.70	0.01	9,161	24.45	0.13
Commercial real estate	(14)	(1.23)	—	23,834	63.61	0.34
Loans to individuals	643	56.70	0.04	423	1.13	0.01
Total loans and leases, net of unearned income	$1,134	100.00%	0.07%	$37,467	100.00%	0.54%
Net charge-offs for the three months ended March 31, 2022 totaled $1.1 million, compared to $3.3 million for the three months ended March 31, 2021. The most significant charge-offs during the three months ended March 31, 2022 included $0.6 million related to loans to individuals, primarily indirect auto loans and personal credit lines. See discussions related to the provision for credit losses and loans for more information.

Capital Resources
At March 31, 2022, shareholders’ equity was $1.1 billion, a decrease of $41.8 million from December 31, 2021. The decrease was the result of a $59.4 million decline in the fair value of available for sale investments and interest rate swaps which are reflected in the Other Comprehensive Income component of capital. Other items impacting capital include increases of $27.7 million in net income and $2.2 million in treasury stock sales. These increases were partially offset by $10.8 million of dividends paid to shareholders and $1.5 million of common stock repurchases. Cash dividends declared per common share were $0.115 for the three months ended March 31, 2022 and $0.11 for the three months ended March 31, 2021.
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
As of March 31, 2022, the Company had $28.9 million in PPP loans outstanding under the CARES Act. Because these loans are 100% guaranteed by the SBA, banking regulators confirmed that they have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the Federal Reserve's PPP Facility from average total assets when calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. The PPP loans originated by the Company are included in our leverage ratio as of March 31, 2022, as we did not utilize the PPP Facility.
As of March 31, 2022, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules, all on a fully phased-in basis. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,092,245	14.74%	$777,861	10.50%	$740,820	10.00%
First Commonwealth Bank	1,034,163	13.99	776,378	10.50	739,407	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$907,130	12.24%	$629,697	8.50%	$592,656	8.00%
First Commonwealth Bank	849,048	11.48	628,496	8.50	591,526	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$907,130	9.81%	$369,827	4.00%	$462,283	5.00%
First Commonwealth Bank	849,048	9.20	369,148	4.00	461,435	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$837,130	11.30%	$518,574	7.00%	$481,533	6.50%
First Commonwealth Bank	849,048	11.48	517,585	7.00	480,615	6.50
On April 26, 2022, First Commonwealth Financial Corporation declared a quarterly dividend of $0.12 per share payable on May 20, 2022 to shareholders of record as of May 6, 2022. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
In November 2021, a share repurchase program was authorized by the Board of Directors for up to an additional $25.0 million in shares of the Company's common stock. As of March 31, 2022, 937,670 common shares had been repurchased under this program at an average price of $15.39 per share.
New Accounting Pronouncements
In March 2020, FASB released Accounting Standards Update (“ASU”) 2020-04 - Reference Rate Reform (Topic 848), which provides optional guidance to ease the accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of the potential discontinuance of the London Interbank Offered Rate ("LIBOR") as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update are effective for all entities between March 12, 2020 and December 31, 2022. The Company has established a cross-functional working group to manage the Company’s transition from LIBOR. Products that utilize LIBOR have been identified and have incorporated enhanced language to accommodate the transition to alternative reference rates and the use of LIBOR has been discontinued as an index for new loans. The Company continues to evaluate the impact of the LIBOR transition and adopting the new standard.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

In March 2022, FASB released ASU 2022-02 – “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-22 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) while expanding modification and vintage disclosure requirements. Under the previous guidance a TDR occurs when a loan to a borrower experiencing financial difficulty is restructured with a concession provided that a creditor would not otherwise consider. ASU 2022-02 removes the TDR accounting model, instead requiring modifications to apply existing refinancing and restructuring guidance to determine if the modification results in a new loan or is a continuation of the existing one. The update also requires additional disclosures on the nature, magnitude and subsequent performance of certain types of modifications with borrowers experiencing financial difficulties. ASU 2022-02 further includes a requirement to disclose gross charge-offs incurred by year of origination of the related loan or lease. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. ASU 2022-02 is not expected to have a material impact on the Company's consolidated financial statements, but will result in additional disclosure requirements.

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

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable

ITEM 5.    OTHER INFORMATION
    None

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	2022 Annual Incentive Plan	Filed herewith

10.2	2022-2024 Long-Term Incentive Plan	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements. Note that XBRL tags are embedded within the document.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: May 9, 2022	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: May 9, 2022	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer