Form 10-Q
period 2022-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2022-08-09
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of August 8, 2022, was 93,378,820.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2022	December 31, 2021
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$120,267	$84,738
Interest-bearing bank deposits	179,533	310,634
Securities available for sale, at fair value	863,622	1,041,380
Securities held to maturity, at amortized cost (Fair value of $437,880 and $536,651 at June 30, 2022 and December 31, 2021, respectively)	492,229	541,311
Other investments	13,665	12,838
Loans held for sale	12,876	18,583
Loans and leases:
Portfolio loans and leases	7,119,754	6,839,230
Allowance for credit losses	(93,603)	(92,522)
Net loans and leases	7,026,151	6,746,708
Premises and equipment, net	121,872	120,775
Other real estate owned	93	642
Goodwill	303,328	303,328
Amortizing intangibles, net	10,121	11,188
Bank owned life insurance	224,534	224,700
Other assets	158,136	128,268
Total assets	$9,526,427	$9,545,093
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,726,242	$2,658,782
Interest-bearing	5,327,303	5,323,716
Total deposits	8,053,545	7,982,498
Short-term borrowings	88,923	138,315
Subordinated debentures	170,856	170,775
Other long-term debt	5,221	5,573
Capital lease obligation	5,675	5,921
Total long-term debt	181,752	182,269
Other liabilities	153,049	132,639
Total liabilities	8,477,269	8,435,721
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued at June 30, 2022 and December 31, 2021, and 93,705,120 and 94,233,152 shares outstanding at June 30, 2022 and December 31, 2021, respectively	113,915	113,915
Additional paid-in capital	497,431	496,121
Retained earnings	727,573	691,260
Accumulated other comprehensive loss, net	(97,025)	(8,768)
Treasury stock (20,209,782 and 19,681,750 shares at June 30, 2022 and December 31, 2021, respectively)	(192,736)	(183,156)
Total shareholders’ equity	1,049,158	1,109,372
Total liabilities and shareholders’ equity	$9,526,427	$9,545,093

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$69,515	$65,367	$133,909	$133,680
Interest and dividends on investments:
Taxable interest	6,286	6,302	12,764	11,666
Interest exempt from federal income taxes	120	154	246	318
Dividends	149	138	284	281
Interest on bank deposits	658	90	769	167
Total interest income	76,728	72,051	147,972	146,112
Interest Expense
Interest on deposits	797	1,433	1,610	3,485
Interest on short-term borrowings	18	27	39	58
Interest on subordinated debentures	2,143	2,136	4,272	4,264
Interest on other long-term debt	51	194	103	540
Interest on lease obligations	57	62	114	124
Total interest expense	3,066	3,852	6,138	8,471
Net Interest Income	73,662	68,199	141,834	137,641
Provision for credit losses	4,099	5,413	6,063	1,023
Net Interest Income after Provision for Credit Losses	69,563	62,786	135,771	136,618
Noninterest Income
Net securities gains	—	10	2	16
Trust income	2,573	2,706	5,286	5,222
Service charges on deposit accounts	4,886	4,310	9,501	8,357
Insurance and retail brokerage commissions	2,486	1,978	4,758	4,150
Income from bank owned life insurance	1,383	1,509	2,891	3,460
Gain on sale of mortgage loans	1,561	3,084	2,843	8,130
Gain on sale of other loans and assets	1,099	2,111	3,418	3,801
Card-related interchange income	7,137	7,406	13,627	13,833
Derivatives mark to market	42	(277)	389	1,153
Swap fee income	1,154	1,252	1,607	1,398
Other income	2,188	1,997	4,163	3,921
Total noninterest income	24,509	26,086	48,485	53,441
Noninterest Expense
Salaries and employee benefits	30,949	28,347	61,881	57,018
Net occupancy	4,170	3,881	8,957	8,654
Furniture and equipment	3,857	3,866	7,587	7,814
Data processing	3,470	3,192	6,658	6,244
Advertising and promotion	1,434	1,355	2,660	2,679
Pennsylvania shares tax	913	1,258	1,918	2,090
Intangible amortization	862	863	1,724	1,729
Other professional fees and services	1,197	1,091	2,418	1,842
FDIC insurance	702	438	1,400	1,134
Loss on sale or write-down of assets	86	43	161	52
Litigation and operational losses	629	556	1,229	1,035
COVID-19 related	62	232	79	306
Branch consolidation	(202)	(22)	(104)	18
Other operating	7,550	6,442	14,835	12,786
Total noninterest expense	55,679	51,542	111,403	103,401
Income Before Income Taxes	38,393	37,330	72,853	86,658
Income tax provision	7,639	7,711	14,373	17,269
Net Income	$30,754	$29,619	$58,480	$69,389
Average Shares Outstanding	94,020,240	96,012,828	94,049,308	96,019,808
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Average Shares Outstanding Assuming Dilution	94,245,770	96,282,425	94,273,808	96,255,475
Per Share Data: Basic Earnings per Share	$0.33	$0.31	$0.62	$0.72
Diluted Earnings per Share	$0.33	$0.31	$0.62	$0.72
Cash Dividends Declared per Common Share	$0.120	$0.115	$0.235	$0.225

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net Income	$30,754	$29,619	$58,480	$69,389
Other comprehensive (loss) income, before tax benefit (expense):
Unrealized holding (losses) gains on securities arising during the period	(31,794)	1,707	(89,045)	(14,097)
Less: reclassification adjustment for gains on securities included in net income	—	(10)	(2)	(16)
Unrealized holding (losses) gains on derivatives arising during the period	(4,745)	(537)	(22,671)	1,305
Total other comprehensive (loss) income, before tax benefit (expense)	(36,539)	1,160	(111,718)	(12,808)
Income tax benefit (expense) related to items of other comprehensive (loss) income	7,674	(243)	23,461	2,690
Total other comprehensive (loss) income	(28,865)	917	(88,257)	(10,118)
Comprehensive Income (Loss)	$1,889	$30,536	$(29,777)	$59,271

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2021	94,233,152	$113,915	$496,121	$691,260	$(8,768)	$(183,156)	$1,109,372
Net income				58,480			58,480
Other comprehensive loss					(88,257)		(88,257)
Cash dividends declared ($0.235 per share)				(22,167)			(22,167)
Treasury stock acquired	(805,921)					(11,145)	(11,145)
Treasury stock reissued	174,989		580	—		1,612	2,192
Restricted stock	102,900	—	730	—		(47)	683
Balance at June 30, 2022	93,705,120	$113,915	$497,431	$727,573	$(97,025)	$(192,736)	$1,049,158

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2020	96,130,751	$113,915	$494,683	$596,614	$17,233	$(153,828)	$1,068,617
Net income				69,389			69,389
Other comprehensive loss					(10,118)		(10,118)
Cash dividends declared ($0.225 per share)				(21,641)			(21,641)
Treasury stock acquired	(196,119)					(2,658)	(2,658)
Treasury stock reissued	173,907		771	—		1,493	2,264
Restricted stock	93,089	—	445	—		121	566
Balance at June 30, 2021	96,201,628	$113,915	$495,899	$644,362	$7,115	$(154,872)	$1,106,419

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at March 31, 2022	94,299,039	$113,915	$496,627	$708,149	$(68,160)	$(182,912)	$1,067,619
Net income				30,754			30,754
Other comprehensive loss					(28,865)		(28,865)
Cash dividends declared ($0.120 per share)				(11,330)			(11,330)
Treasury stock acquired	(715,307)					(9,657)	(9,657)
Treasury stock reissued	17,738		81	—		164	245
Restricted stock	103,650	—	723	—		(331)	392
Balance at June 30, 2022	93,705,120	$113,915	$497,431	$727,573	$(97,025)	$(192,736)	$1,049,158

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at March 31, 2021	96,248,476	$113,915	$495,720	$625,806	$6,198	$(154,159)	$1,087,480
Net income				29,619			29,619
Other comprehensive income					917		917
Cash dividends declared ($0.115 per share)				(11,063)			(11,063)
Treasury stock acquired	(72,724)					(1,015)	(1,015)
Treasury stock reissued	15,376		90	—		133	223
Restricted stock	10,500	—	89	—		169	258
Balance at June 30, 2021	96,201,628	$113,915	$495,899	$644,362	$7,115	$(154,872)	$1,106,419
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Operating Activities	(dollars in thousands)
Net income	$58,480	$69,389
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,063	1,023
Deferred tax expense	1,240	2,863
Depreciation and amortization	5,159	5,931
Net gains on securities and other assets	(6,730)	(13,205)
Net amortization of premiums and discounts on securities	1,131	2,588
Income from increase in cash surrender value of bank owned life insurance	(2,891)	(3,132)
Decrease in interest receivable	747	3,697
Mortgage loans originated for sale	(106,160)	(210,746)
Proceeds from sale of mortgage loans	109,533	231,321
Increase (decrease) in interest payable	119	(357)
Decrease in income taxes payable	(7,587)	(1,870)
Other-net	1,265	(14,178)
Net cash provided by operating activities	60,369	73,324
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	48,863	59,170
Purchases	(200)	(312,247)
Transactions with securities available for sale:
Proceeds from maturities and redemptions	88,001	285,216
Purchases	—	(560,180)
Purchases of FHLB stock	(1,321)	(2,134)
Proceeds from the redemption of FHLB stock	494	2,834
Proceeds from bank owned life insurance	3,058	3,097
Proceeds from sale of loans	36,159	33,824
Proceeds from sale of other assets	3,168	4,979
Net increase in loans and leases	(315,444)	(17,885)
Purchases of premises and equipment and other assets	(7,360)	(3,909)
Net cash used in investing activities	(144,582)	(507,235)
Financing Activities
Net decrease in other short-term borrowings	(49,392)	(10,001)
Net increase in deposits	71,073	446,426
Repayments of other long-term debt	(352)	(50,339)
Repayments of capital lease obligation	(246)	(230)
Dividends paid	(22,167)	(21,641)
Proceeds from reissuance of treasury stock	245	222
Purchase of treasury stock	(10,520)	(2,654)
Net cash (used in) provided by financing activities	(11,359)	361,783
Net decrease in cash and cash equivalents	(95,572)	(72,128)
Cash and cash equivalents at January 1	395,372	356,581
Cash and cash equivalents at June 30	$299,800	$284,453

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Basis of Presentation
The accounting and reporting policies of First Commonwealth Financial Corporation and subsidiaries (“First Commonwealth” or the “Company”) conform with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ from those estimates. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of First Commonwealth’s financial position, results of operations, comprehensive income, cash flows and changes in shareholders’ equity as of and for the periods presented. Certain information and Note disclosures normally included in Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.
The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year of 2022. These interim financial statements should be read in conjunction with First Commonwealth’s 2021 Annual Report on Form 10-K.
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

	For the Six Months Ended June 30,
	2022			2021
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized losses on securities:
Unrealized holding losses on securities arising during the period	$(89,045)	$18,700	$(70,345)	$(14,097)	$2,961	$(11,136)
Reclassification adjustment for gains on securities included in net income	(2)	—	(2)	(16)	3	(13)
Total unrealized losses on securities	(89,047)	18,700	(70,347)	(14,113)	2,964	(11,149)
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(22,671)	4,761	(17,910)	1,305	(274)	1,031
Total unrealized (losses) gains on derivatives	(22,671)	4,761	(17,910)	1,305	(274)	1,031
Total other comprehensive loss	$(111,718)	$23,461	$(88,257)	$(12,808)	$2,690	$(10,118)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2022			2021
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(31,794)	$6,677	$(25,117)	$1,707	$(358)	$1,349
Reclassification adjustment for gains on securities included in net income	—	—	—	(10)	2	(8)
Total unrealized (losses) gains on securities	(31,794)	6,677	(25,117)	1,697	(356)	1,341
Unrealized losses on derivatives:
Unrealized holding losses on derivatives arising during the period	(4,745)	997	(3,748)	(537)	113	(424)
Total unrealized losses on derivatives	(4,745)	997	(3,748)	(537)	113	(424)
Total other comprehensive (loss) income	$(36,539)	$7,674	$(28,865)	$1,160	$(243)	$917

The following table details the change in components of OCI for the six months ended June 30:

	2022				2021
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(3,317)	$95	$(5,546)	$(8,768)	$20,310	$(182)	$(2,895)	$17,233
Other comprehensive loss before reclassification adjustment	(70,345)	—	(17,910)	(88,255)	(11,136)	—	1,031	(10,105)
Amounts reclassified from accumulated other comprehensive (loss) income	(2)	—	—	(2)	(13)	—	—	(13)
Net other comprehensive loss during the period	(70,347)	—	(17,910)	(88,257)	(11,149)	—	1,031	(10,118)
Balance at June 30	$(73,664)	$95	$(23,456)	$(97,025)	$9,161	$(182)	$(1,864)	$7,115

The following table details the change in components of OCI for the three months ended June 30:

	2022				2021
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at March 31	$(48,547)	$95	$(19,708)	$(68,160)	$7,820	$(182)	$(1,440)	$6,198
Other comprehensive (loss) income before reclassification adjustment	(25,117)	—	(3,748)	(28,865)	1,349	—	(424)	925
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	—	(8)	—	—	(8)
Net other comprehensive (loss) income during the period	(25,117)	—	(3,748)	(28,865)	1,341	—	(424)	917
Balance at June 30	$(73,664)	$95	$(23,456)	$(97,025)	$9,161	$(182)	$(1,864)	$7,115

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the six months ended June 30:

	2022	2021
	(dollars in thousands)
Cash paid during the period for:
Interest	$5,946	$8,800
Income taxes	16,621	16,209
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	1,313	1,649
Loans transferred from held to maturity to held for sale	31,519	30,704
Gross decrease in market value adjustment to securities available for sale	(89,046)	(14,113)
Gross (decrease) increase in market value adjustment to derivatives	(22,671)	1,305
Noncash treasury stock reissuance	1,947	2,042
Unsettled treasury stock repurchases	625	4
Proceeds from death benefit on bank owned life insurance not received	—	(384)
Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average common shares issued	113,914,902	113,914,902	113,914,902	113,914,902
Average treasury stock shares	(19,666,599)	(17,695,829)	(19,660,488)	(17,707,057)
Average deferred compensation shares	(55,713)	(55,582)	(55,698)	(55,563)
Average unearned nonvested shares	(172,350)	(150,663)	(149,408)	(132,474)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	94,020,240	96,012,828	94,049,308	96,019,808
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	169,779	213,982	168,749	180,052
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	55,751	55,615	55,751	55,615
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	94,245,770	96,282,425	94,273,808	96,255,475
Basic Earnings per Share	$0.33	$0.31	$0.62	$0.72
Diluted Earnings per Share	$0.33	$0.31	$0.62	$0.72
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the six months ended June 30 because to do so would have been antidilutive.

	2022			2021
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	117,684	$13.72	$16.43	66,092	$13.72	$14.58
Restricted Stock Units	64,785	$16.56	$21.08	26,343	$16.41	$16.41

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
The following table identifies the notional amount of those instruments at:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,286,257	$2,353,991
Financial standby letters of credit	17,444	18,824
Performance standby letters of credit	17,336	10,663
Commercial letters of credit	882	975

The notional amounts outstanding as of June 30, 2022 include amounts issued in 2022 of $7.0 million in performance standby letters of credit and $0.6 million in financial standby letters of credit. There were no commercial letters of credit issued in 2022. A liability of $0.1 million has been recorded as of both June 30, 2022 and December 31, 2021, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $8.8 million and $6.4 million as of June 30, 2022 and December 31, 2021, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans as well as estimated utilization for each loan category.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2022, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	June 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$4,644	$136	$(86)	$4,694	$5,242	$420	$—	$5,662
Mortgage-Backed Securities – Commercial	342,766	—	(33,896)	308,870	365,024	1,725	(4,459)	362,290
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	566,914	191	(57,575)	509,530	632,687	6,308	(9,021)	629,974
Other Government-Sponsored Enterprises	1,000	—	(81)	919	1,000	—	(19)	981
Obligations of States and Political Subdivisions	9,497	1	(907)	8,591	9,538	89	(103)	9,524
Corporate Securities	32,049	163	(1,194)	31,018	32,088	973	(112)	32,949
Total Securities Available for Sale	$956,870	$491	$(93,739)	$863,622	$1,045,579	$9,515	$(13,714)	$1,041,380

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2022, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$4,998	$5,007
Due after 1 but within 5 years	8,879	8,808
Due after 5 but within 10 years	28,669	26,713
Due after 10 years	—	—
	42,546	40,528
Mortgage-Backed Securities (a)	914,324	823,094
Total Debt Securities	$956,870	$863,622

(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $347.4 million and a fair value of $313.6 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $566.9 million and a fair value of $509.5 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales and maturities related to securities held to maturity and securities available for sale were as follows for the six months ended June 30:

	2022	2021
	(dollars in thousands)
Proceeds from sales	$—	$—
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	—	—
	—	—
Maturities
Gross gains	2	16
Gross losses	—	—
	2	16
Net gains	$2	$16
Securities available for sale with an estimated fair value of $674.9 million and $759.1 million were pledged as of June 30, 2022 and December 31, 2021, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	June 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,147	$—	$(136)	$2,011	$2,409	$101	$—	$2,510
Mortgage-Backed Securities- Commercial	82,732	—	(10,228)	72,504	91,439	305	(1,939)	89,805
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	350,888	—	(38,361)	312,527	387,848	2,800	(5,758)	384,890
Mortgage-Backed Securities – Commercial	6,056	—	(69)	5,987	7,309	148	—	7,457
Other Government-Sponsored Enterprises	22,061	—	(3,467)	18,594	21,904	—	(625)	21,279
Obligations of States and Political Subdivisions	27,345	4	(2,052)	25,297	29,402	414	(103)	29,713
Debt Securities Issued by Foreign Governments	1,000	—	(40)	960	1,000	—	(3)	997
Total Securities Held to Maturity	$492,229	$4	$(54,353)	$437,880	$541,311	$3,768	$(8,428)	$536,651
The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$613	$614
Due after 1 but within 5 years	6,164	6,092
Due after 5 but within 10 years	43,066	37,702
Due after 10 years	563	443
	50,406	44,851
Mortgage-Backed Securities (a)	441,823	393,029
Total Debt Securities	$492,229	$437,880
(b)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $84.9 million and a fair value of $74.5 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $356.9 million and a fair value of $318.5 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $351.0 million and $313.9 million were pledged as of June 30, 2022 and December 31, 2021, respectively, to secure public deposits and for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2022 and December 31, 2021, our FHLB stock totaled $12.5 million and $11.7 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and six months ended June 30, 2022.
As of both June 30, 2022 and December 31, 2021, "Other investments" also includes $1.2 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the six-months ended June 30, 2022 and 2021, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
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
The following table presents the gross unrealized losses and estimated fair values at June 30, 2022 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$4,269	$(222)	$—	$—	$4,269	$(222)
Mortgage-Backed Securities – Commercial	341,750	(37,603)	39,624	(6,521)	381,374	(44,124)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	542,171	(48,546)	273,596	(47,390)	815,767	(95,936)
Mortgage-Backed Securities – Commercial	5,987	(69)	—	—	5,987	(69)
Other Government-Sponsored Enterprises	—	—	19,513	(3,548)	19,513	(3,548)
Obligations of States and Political Subdivisions	24,376	(2,589)	2,535	(370)	26,911	(2,959)
Debt Securities Issued by Foreign Governments	960	(40)	—	—	960	(40)
Corporate Securities	12,902	(1,098)	4,981	(96)	17,883	(1,194)
Total Securities	$932,415	$(90,167)	$340,249	$(57,925)	$1,272,664	$(148,092)

At June 30, 2022, fixed income securities issued by the U.S. Government and U.S. Government-sponsored enterprises comprised 97% of total unrealized losses. All unrealized losses are the result of changes in market interest rates. At June 30, 2022, there are 190 debt securities in an unrealized loss position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the gross unrealized losses and estimated fair values at December 31, 2021 by investment category and the time frame for which securities have been in a continuous unrealized loss position:

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
As of June 30, 2022, our corporate securities had an amortized cost and an estimated fair value of $32.0 million and $31.0 million, respectively. As of December 31, 2021, our corporate securities had an amortized cost and estimated fair value of $32.1 million and $32.9 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were four corporate securities in an unrealized loss position as of June 30, 2022 and December 31, 2021. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the six months ended June 30, 2022 and 2021.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Consolidated Statements of Financial Condition net of deferred fees and costs, and discounts related to purchased loans. Net deferred fees were $4.8 million and $0.8 million as of June 30, 2022 and December 31, 2021, respectively, and discounts on purchased loans were $5.7 million and $6.0 million June 30, 2022 and December 31, 2021, respectively. The following table provides outstanding balances related to each of our loan types:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,170,583	$1,173,452
Time and demand	1,031,930	1,159,524
Commercial credit cards	16,329	13,928
Equipment finance	21,062
Time and demand other	101,262
Real estate construction	392,992	494,456
Construction other	292,400
Construction residential	100,592
Residential real estate	2,100,201	1,920,250
Residential first lien	1,459,861	1,299,534
Residential junior lien/home equity	640,340	620,716
Commercial real estate	2,319,094	2,251,097
Multifamily	360,335	385,432
Nonowner occupied	1,510,804	1,465,247
Owner occupied	447,955	400,418
Loans to individuals	1,136,884	999,975
Automobile and recreational vehicles	1,047,104	901,280
Consumer credit cards	8,717	11,151
Consumer other	81,063	87,544
Total loans and leases	$7,119,754	$6,839,230
In the table above, Commercial, financial, agricultural and other loans at June 30, 2022 and December 31, 2021 includes $12.9 million and $71.3 million, respectively, in Paycheck Protection Program ("PPP") loans for small businesses who meet the necessary eligibility requirements. PPP loans are 100% guaranteed by the Small Business Administration ("SBA") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the PPP requirements. Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liability to the Company associated with participation in the program.
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
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default, and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 3.58% and during the one-year forecast period it was projected to average 4.28%, with a peak of 4.59%. Current forecast assumptions consider the impact of rising interest rates, global oil prices and supply chain disruption, COVID-19, inflation, Russia's invasion of Ukraine and the potential effects of these on the US economy.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	June 30, 2022
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,130,005	$25,367	$15,211	$—	$—	$40,578	$1,170,583
Time and demand	991,400	25,367	15,163	—	—	40,530	1,031,930
Commercial credit cards	16,329	—	—	—	—	—	16,329
Equipment finance	21,062	—	—	—	—	—	21,062
Time and demand other	101,214	—	48	—	—	48	101,262
Real estate construction	392,992	—	—	—	—	—	392,992
Construction other	292,400	—	—	—	—	—	292,400
Construction residential	100,592	—	—	—	—	—	100,592
Residential real estate	2,093,809	508	5,884	—	—	6,392	2,100,201
Residential first lien	1,456,372	442	3,047	—	—	3,489	1,459,861
Residential junior lien/home equity	637,437	66	2,837	—	—	2,903	640,340
Commercial real estate	2,219,583	71,107	28,404	—	—	99,511	2,319,094
Multifamily	348,699	11,577	59	—	—	11,636	360,335
Nonowner occupied	1,433,203	54,518	23,083	—	—	77,601	1,510,804
Owner occupied	437,681	5,012	5,262	—	—	10,274	447,955
Loans to individuals	1,136,585	—	299	—	—	299	1,136,884
Automobile and recreational vehicles	1,046,879	—	225	—	—	225	1,047,104
Consumer credit cards	8,717	—	—	—	—	—	8,717
Consumer other	80,989	—	74	—	—	74	81,063
Total loans and leases	$6,972,974	$96,982	$49,798	$—	$—	$146,780	$7,119,754

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

The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year:

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2022
	Term Loans						Revolving Loans
	2022	2021	2020	2019	2018	Prior		Total
	(dollars in thousands)
Time and demand	$93,111	$178,511	$82,977	$115,010	$70,013	$65,734	$426,574	$1,031,930
Pass	93,111	178,090	73,731	101,373	69,772	57,500	417,823	991,400
OAEM	—	421	9,017	2,381	161	7,136	6,251	25,367
Substandard	—	—	229	11,256	80	1,098	2,500	15,163
Commercial credit cards	—	—	—	—	—	—	16,329	16,329
Pass	—	—	—	—	—	—	16,329	16,329
Equipment finance	21,062	—	—	—	—	—	—	21,062
Pass	21,062	—	—	—	—	—	—	21,062
Time and demand other	2,932	20,270	21,067	5,219	2,938	42,838	5,998	101,262
Pass	2,932	20,270	21,067	5,219	2,938	42,790	5,998	101,214
Substandard	—	—	—	—	—	48	—	48
Construction other	14,769	109,217	83,590	59,661	23,733	1,136	294	292,400
Pass	14,769	109,217	83,590	59,661	23,733	1,136	294	292,400
Substandard	—	—	—	—	—	—	—	—
Construction residential	15,649	82,436	1,763	726	17	—	1	100,592
Pass	15,649	82,436	1,763	726	17	—	1	100,592
OAEM	—	—	—	—	—	—	—	—
Residential first lien	178,864	453,634	352,616	110,550	74,971	286,920	2,306	1,459,861
Pass	178,864	453,623	352,599	110,289	74,395	284,373	2,229	1,456,372
OAEM	—	—	—	—	59	306	77	442
Substandard	—	11	17	261	517	2,241	—	3,047
Residential junior lien/home equity	44,775	53,317	1,755	2,595	2,115	5,294	530,489	640,340
Pass	44,775	53,317	1,755	2,523	2,115	5,151	527,801	637,437
OAEM	—	—	—	—	—	56	10	66
Substandard	—	—	—	72	—	87	2,678	2,837
Multifamily	43,904	89,606	65,100	42,286	20,166	97,915	1,358	360,335
Pass	43,904	89,606	65,100	42,286	20,166	86,279	1,358	348,699
OAEM	—	—	—	—	—	11,577	—	11,577
Substandard	—	—	—	—	—	59	—	59
Nonowner occupied	144,401	176,376	109,101	217,499	178,281	681,188	3,958	1,510,804
Pass	144,401	176,376	109,101	217,499	141,473	641,555	2,798	1,433,203
OAEM	—	—	—	—	28,972	24,544	1,002	54,518
Substandard	—	—	—	—	7,836	15,089	158	23,083
Owner occupied	68,246	86,755	62,207	49,040	28,350	147,811	5,546	447,955
Pass	68,246	86,732	60,441	47,352	27,836	141,640	5,434	437,681
OAEM	—	—	775	836	514	2,854	33	5,012
Substandard	—	23	991	852	—	3,317	79	5,262
Automobile and recreational vehicles	319,430	386,347	206,560	92,660	31,796	10,311	—	1,047,104
Pass	319,430	386,345	206,518	92,572	31,732	10,282	—	1,046,879
Substandard	—	2	42	88	64	29	—	225
Consumer credit cards	—	—	—	—	—	—	8,717	8,717
Pass	—	—	—	—	—	—	8,717	8,717
Consumer other	3,214	19,349	3,342	5,681	3,145	4,894	41,438	81,063
Pass	3,214	19,349	3,342	5,676	3,139	4,889	41,380	80,989
Substandard	—	—	—	5	6	5	58	74
Total	$950,357	$1,655,818	$990,078	$700,927	$435,525	$1,344,041	$1,043,008	$7,119,754

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
Total net charge-offs for the six months ended June 30, 2022 and 2021 were $2.7 million and $7.2 million, respectively.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of June 30, 2022 and December 31, 2021. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	June 30, 2022
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$121	$34	$699	$1,668	$2,522	$1,168,061	$1,170,583
Time and demand	14	30	613	1,668	2,325	1,029,605	1,031,930
Commercial credit cards	107	4	82	—	193	16,136	16,329
Equipment finance	—	—	—	—	—	21,062	21,062
Time and demand other	—	—	4	—	4	101,258	101,262
Real estate construction	—	—	—	—	—	392,992	392,992
Construction other	—	—	—	—	—	292,400	292,400
Construction residential	—	—	—	—	—	100,592	100,592
Residential real estate	2,382	1,217	920	5,369	9,888	2,090,313	2,100,201
Residential first lien	1,503	661	447	2,721	5,332	1,454,529	1,459,861
Residential junior lien/home equity	879	556	473	2,648	4,556	635,784	640,340
Commercial real estate	76	33	1,002	21,952	23,063	2,296,031	2,319,094
Multifamily	76	—	—	—	76	360,259	360,335
Nonowner occupied	—	—	1,002	20,764	21,766	1,489,038	1,510,804
Owner occupied	—	33	—	1,188	1,221	446,734	447,955
Loans to individuals	2,265	527	534	299	3,625	1,133,259	1,136,884
Automobile and recreational vehicles	1,855	326	100	225	2,506	1,044,598	1,047,104
Consumer credit cards	82	65	46	—	193	8,524	8,717
Consumer other	328	136	388	74	926	80,137	81,063
Total loans and leases	$4,844	$1,811	$3,155	$29,288	$39,098	$7,080,656	$7,119,754

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At June 30, 2022 and December 31, 2021, there were no nonperforming loans held for sale. During the six months ended June 30, 2022 and 2021, there were no gains recognized on the sale of nonperforming loans.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of June 30, 2022 and December 31, 2021. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2022			December 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$3,653	$10,002		$3,720	$10,303
Time and demand	3,653	10,002		3,720	10,303
Equipment finance	—	—
Time and demand other	—	—
Real estate construction	—	—		45	53
Construction other	—	—
Construction residential	—	—
Residential real estate	8,638	10,527		9,365	11,294
Residential first lien	4,859	5,950		5,200	6,337
Residential junior lien/home equity	3,779	4,577		4,165	4,957
Commercial real estate	16,510	16,752		40,591	41,525
Multifamily	—	—		14,677	14,677
Nonowner occupied	14,913	14,939		24,581	25,310
Owner occupied	1,597	1,813		1,333	1,538
Loans to individuals	438	484		446	485
Automobile and recreational vehicles	364	405		388	422
Consumer other	74	79		58	63
Subtotal	29,239	37,765		54,167	63,660
With an allowance recorded:
Commercial, financial, agricultural and other	—	—	$—	327	349	$307
Time and demand	—	—	—	327	349	307
Equipment finance	—	—	—
Time and demand other	—	—	—
Real estate construction	—	—	—	—	—	—
Construction other	—	—	—
Construction residential	—	—	—
Residential real estate	—	—	—	—	—	—
Residential first lien	—	—	—	—	—	—
Residential junior lien/home equity	—	—	—	—	—	—
Commercial real estate	6,453	7,263	360	686	711	88
Multifamily	—	—	—	421	446	88
Nonowner occupied	6,453	7,263	360	—	—	—
Owner occupied	—	—	—	265	265	—
Loans to individuals	—	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Subtotal	6,453	7,263	360	1,013	1,060	395
Total	$35,692	$45,028	$360	$55,180	$64,720	$395

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30,
	2022		2021
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$3,883	$50	$3,966	$43
Time and demand	3,883	50	3,966	43
Equipment finance	—	—
Time and demand other	—	—
Real estate construction	—	—	54	—
Construction other	—	—
Construction residential	—	—
Residential real estate	8,985	141	10,726	221
Residential first lien	5,080	105	5,822	176
Residential junior lien/home equity	3,905	36	4,904	45
Commercial real estate	16,933	63	15,879	30
Multifamily	344	—	—	—
Nonowner occupied	14,986	52	13,079	10
Owner occupied	1,603	11	2,800	20
Loans to individuals	432	8	477	6
Automobile and recreational vehicles	361	8	426	6
Consumer other	71	—	51	—
Subtotal	30,233	262	31,102	300
With an allowance recorded:
Commercial, financial, agricultural and other	—	—	6,813	36
Time and demand	—	—	6,813	36
Equipment finance	—	—
Time and demand other	—	—
Real estate construction	—	—	—	—
Construction other	—	—
Construction residential	—	—
Residential real estate	—	—	—	—
Residential first lien	—	—	—	—
Residential junior lien/home equity	—	—	—	—
Commercial real estate	7,024	—	14,730	—
Multifamily	—	—	457	—
Nonowner occupied	7,024	—	14,096	—
Owner occupied	—	—	177	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	7,024	—	21,543	36
Total	$37,257	$262	$52,645	$336

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2022		2021
	Average recorded investment	Interest income recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$3,822	$27	$5,591	$31
Time and demand	3,822	27	5,591	31
Equipment finance	—	—
Time and demand other	—	—
Real estate construction	—	—	54	—
Construction other	—	—
Construction residential	—	—
Residential real estate	8,769	57	10,560	159
Residential first lien	4,963	43	5,661	132
Residential junior lien/home equity	3,806	14	4,899	27
Commercial real estate	16,676	49	13,689	7
Multifamily	273	—	—	—
Nonowner occupied	14,796	42	11,227	2
Owner occupied	1,607	7	2,462	5
Loans to individuals	423	5	475	4
Automobile	365	5	415	4
Consumer other	58	—	60	—
Subtotal	29,690	138	30,369	201
With an allowance recorded:
Commercial, financial, agricultural and other	—	—	8,791	19
Time and demand	—	—	8,791	19
Equipment finance	—	—
Time and demand other	—	—
Real estate construction	—	—	—	—
Construction other	—	—
Construction residential	—	—
Residential real estate	—	—	—	—
Residential first lien	—	—	—	—
Residential junior lien/home equity	—	—	—	—
Commercial real estate	6,510	—	14,329	—
Multifamily	—	—	450	—
Nonowner occupied	6,510	—	13,614	—
Owner occupied	—	—	265	—
Loans to individuals	—	—	—	—
Automobile	—	—	—	—
Consumer other	—	—	—	—
Subtotal	6,510	—	23,120	19
Total	$36,200	$138	$53,489	$220
Unfunded commitments related to nonperforming loans were $0.1 million and $0.2 million at both June 30, 2022 and December 31, 2021. After consideration of the requirements to draw and available collateral related to these commitments, it was determined that no reserve was required at June 30, 2022 and December 31, 2021.

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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$6,404	$7,120
Nonaccrual status	9,694	13,134
Total	$16,098	$20,254
Commitments
Letters of credit	$60	$60
Unused lines of credit	20	16
Total	$80	$76
The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Six Months Ended June 30, 2022
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Residential real estate	2	$—	$10	$59	$69	$68	$—
Residential first lien	2	—	10	59	69	68	—
Total	2	$—	$10	$59	$69	$68	$—

	For the Six Months Ended June 30, 2021
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	3	$6,373	$—	$6,596	$12,969	$10,167	$1,091
Time and demand	3	6,373	—	6,596	12,969	10,167	1,091
Residential real estate	7	—	105	186	291	287	—
Residential first lien	6	—	105	172	277	274	—
Residential junior lien/home equity	1	—	—	14	14	13	—
Loans to individuals	4	—	93	—	93	85	—
Automobile and recreational vehicles	4	—	93	—	93	85	—
Total	14	$6,373	$198	$6,782	$13,353	$10,539	$1,091

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The troubled debt restructurings included in the above tables are also included in the nonperforming loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the six months ended June 30, 2022 and 2021, $10 thousand and $169 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2022 and 2021, the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
For the three months ended June 30, 2022, there were no loans identified as troubled debt restructurings.
The following table provides detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings for the three months ended June 30, 2021.

	For the Three Months Ended June 30, 2021
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$—	$—	$6,596	$6,596	$3,916	$—
Time and demand	1	—	—	6,596	6,596	3,916	—
Residential real estate	4	—	—	172	172	169	—
Residential first lien	4	—	—	172	172	169	—
Loans to individuals	2	—	29	—	29	29	—
Automobile and recreational vehicles	2	—	29	—	29	29	—
Total	7	$—	$29	$6,768	$6,797	$4,114	$—
The troubled debt restructurings included in the above tables are also included in the nonperforming loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the three months ended June 30, 2021, $169 thousand of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For three months ended June 30, 2022, there were no similar modifications. For modifications made in 2021, the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the six months ended June 30:

	2022		2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Loans to individuals	1	$16	—	$—
Automobile and recreational vehicles	1	16	—	—
Total	1	$16	—	$—
For the three months ended June 30, 2022 and 2021, there were no loans restructured within the past twelve months that were considered to be in default.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Six Months Ended June 30, 2022
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$18,093	$(984)	$159	$4,721	$21,989
Time and demand	15,283	(283)	78	4,843	19,921
Commercial credit cards	247	(77)	26	191	387
Equipment finance	—	—	—	272	272
Time and demand other	2,563	(624)	55	(585)	1,409
Real estate construction	4,220	—	—	1,309	5,529
Construction other	3,278	—	—	322	3,600
Construction residential	942	—	—	987	1,929
Residential real estate	12,625	(144)	60	5,206	17,747
Residential first lien	7,459	(45)	45	4,401	11,860
Residential junior lien/home equity	5,166	(99)	15	805	5,887
Commercial real estate	33,376	(552)	19	(1,456)	31,387
Multifamily	3,561	(411)	—	405	3,555
Nonowner occupied	24,838	(141)	10	(3,754)	20,953
Owner occupied	4,977	—	9	1,893	6,879
Loans to individuals	24,208	(2,049)	829	(6,037)	16,951
Automobile and recreational vehicles	21,392	(977)	543	(6,395)	14,563
Consumer credit cards	496	(233)	38	11	312
Consumer other	2,320	(839)	248	347	2,076
Total loans and leases	$92,522	$(3,729)	$1,067	$3,743	$93,603
a) The provision expense(credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2022
				Loans
	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses
	(dollars in thousands)
Commercial, financial, agricultural and other	$21,989	$—	$21,989	$1,170,583	$2,582	$1,168,001
Time and demand	19,921	—	19,921	1,031,930	2,582	1,029,348
Commercial credit cards	387	—	387	16,329	—	16,329
Equipment finance	272	—	272	21,062	—	21,062
Time and demand other	1,409	—	1,409	101,262	—	101,262
Real estate construction	5,529	—	5,529	392,992	—	392,992
Construction other	3,600	—	3,600	292,400	—	292,400
Construction residential	1,929	—	1,929	100,592	—	100,592
Residential real estate	17,747	—	17,747	2,100,201	253	2,099,948
Residential first lien	11,860	—	11,860	1,459,861	—	1,459,861
Residential junior lien/home equity	5,887	—	5,887	640,340	253	640,087
Commercial real estate	31,387	360	31,027	2,319,094	21,960	2,297,134
Multifamily	3,555	—	3,555	360,335	—	360,335
Nonowner occupied	20,953	360	20,593	1,510,804	21,044	1,489,760
Owner occupied	6,879	—	6,879	447,955	916	447,039
Loans to individuals	16,951	—	16,951	1,136,884	—	1,136,884
Automobile and recreational vehicles	14,563	—	14,563	1,047,104	—	1,047,104
Consumer credit cards	312	—	312	8,717	—	8,717
Consumer other	2,076	—	2,076	81,063	—	81,063
Total loans and leases	$93,603	$360	$93,243	$7,119,754	$24,795	$7,094,959

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2021
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$17,187	$(4,456)	$193	$8,542	$21,466
Time and demand	16,838	(4,338)	188	8,410	21,098
Commercial credit cards	349	(118)	5	132	368
Real estate construction	7,966	—	135	(3,816)	4,285
Residential real estate	14,358	(119)	211	(1,517)	12,933
Residential first lien	7,919	(36)	182	(671)	7,394
Residential junior lien/home equity	6,439	(83)	29	(846)	5,539
Commercial real estate	41,953	(1,557)	40	(4,641)	35,795
Multifamily	6,240	(1)	—	(1,860)	4,379
Nonowner occupied	28,414	(1,556)	40	13	26,911
Owner occupied	7,299	—	—	(2,794)	4,505
Loans to individuals	19,845	(2,472)	828	4,358	22,559
Automobile and recreational vehicles	16,133	(1,068)	575	3,658	19,298
Consumer credit cards	635	(247)	42	98	528
Consumer other	3,077	(1,157)	211	602	2,733
Total loans and leases	$101,309	$(8,604)	$1,407	$2,926	$97,038
a) The provision expense(credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

	For the Six Months Ended June 30, 2021
				Loans
	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses
	(dollars in thousands)
Commercial, financial, agricultural and other	$21,466	$2,358	$19,108	$1,374,177	$13,688	$1,360,489
Time and demand	21,098	2,358	18,740	1,360,065	13,688	1,346,377
Commercial credit cards	368	—	368	14,112	—	14,112
Real estate construction	4,285	—	4,285	414,816	—	414,816
Residential real estate	12,933	—	12,933	1,828,783	541	1,828,242
Residential first lien	7,394	—	7,394	1,218,300	—	1,218,300
Residential junior lien/home equity	5,539	—	5,539	610,483	541	609,942
Commercial real estate	35,795	588	35,207	2,205,758	27,099	2,178,659
Multifamily	4,379	113	4,266	385,905	445	385,460
Nonowner occupied	26,911	475	26,436	1,429,192	24,624	1,404,568
Owner occupied	4,505	—	4,505	390,661	2,030	388,631
Loans to individuals	22,559	—	22,559	917,001	—	917,001
Automobile and recreational vehicles	19,298	—	19,298	829,150	—	829,150
Consumer credit cards	528	—	528	10,834	—	10,834
Consumer other	2,733	—	2,733	77,017	—	77,017
Total loans and leases	$97,038	$2,946	$94,092	$6,740,535	$41,328	$6,699,207

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2022
	Beginning balance		Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$20,721		$(509)	$79	$1,698	$21,989
Time and demand	18,907		(139)	25	1,128	19,921
Commercial credit cards	342		(58)	25	78	387
Equipment finance	31		—	—	241	272
Time and demand other	1,441		(312)	29	251	1,409
Real estate construction	4,930		—	—	599	5,529
Construction other	3,175		—	—	425	3,600
Construction residential	1,755		—	—	174	1,929
Residential real estate	16,728	0	(5)	31	993	17,747
Residential first lien	11,125		(5)	22	718	11,860
Residential junior lien/home equity	5,603		—	9	275	5,887
Commercial real estate	33,704		(552)	5	(1,770)	31,387
Multifamily	3,610		(411)	—	356	3,555
Nonowner occupied	23,267		(141)	5	(2,178)	20,953
Owner occupied	6,827		—	—	52	6,879
Loans to individuals	15,105		(1,040)	463	2,423	16,951
Automobile and recreational vehicles	12,635		(425)	288	2,065	14,563
Consumer credit cards	382		(124)	14	40	312
Consumer other	2,088		(491)	161	318	2,076
Total loans and leases	$91,188		$(2,106)	$578	$3,943	$93,603
a) The provision expense(credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

	For the Three Months Ended June 30, 2021
	Beginning balance		Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$21,801		$(3,887)	$103	$3,449	$21,466
Time and demand	21,427		(3,878)	99	3,450	21,098
Commercial credit cards	374		(9)	4	(1)	368
Real estate construction	4,021		—	135	129	4,285
Residential real estate	12,829	—	(14)	174	(56)	12,933
Residential first lien	7,227		(13)	159	21	7,394
Residential junior lien/home equity	5,602		(1)	15	(77)	5,539
Commercial real estate	37,668		(7)	1	(1,867)	35,795
Multifamily	4,251		—	—	128	4,379
Nonowner occupied	27,889		(7)	1	(972)	26,911
Owner occupied	5,528	—	—	—	(1,023)	4,505
Loans to individuals	20,444		(931)	499	2,547	22,559
Automobile and recreational vehicles	16,888		(388)	394	2,404	19,298
Consumer credit cards	689		(79)	25	(107)	528
Consumer other	2,867		(464)	80	250	2,733
Total loans and leases	$96,763		$(4,839)	$912	$4,202	$97,038
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

			June 30, 2022	December 31, 2021
Balance sheet:
Operating lease asset classified as premises and equipment			$41,606	$40,550
Operating lease liability classified as other liabilities			45,978	44,801
	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,252	$1,200	$2,468	$2,401

Weighted average lease term, in years			14.13	14.69
Weighted average discount rate			3.24%	3.41%
Operating cash flows			$1,183	$1,193
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2022 were as follows (dollars in thousands):

For the twelve months ended:
June 30, 2023	$4,987
June 30, 2024	4,856
June 30, 2025	4,771
June 30, 2026	4,342
June 30, 2027	4,051
Thereafter	35,892
Total future minimum lease payments	58,899
Less remaining imputed interest	12,921
Operating lease liability	$45,978

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at June 30, 2022 and December 31, 2021, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
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
Loans held for sale include residential mortgage loans originated for sale in the secondary mortgage market. The estimated fair value for these loans was determined on the basis of rates obtained in the respective secondary market. Loans held for sale could also include the Small Business Administration guaranteed portion of small business loans. The estimated fair value of

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

these loans is based on the contract with the third party investor. When loans held for sale include other commercial loans, fair value is determined using an executed trade or market bid obtained from potential buyers.
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
•Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the valuation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are non-marketable equity investments, certain interest rate derivatives and certain nonperforming loans.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
June 30, 2022
Other Investments	$1,170		Carrying Value	N/A	N/A
Nonperforming Loans	498	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$3.00 - $3.00 (b)
				Oil per BBL/d	$80.00 - $80.00 (b)
Limited Partnership Investments	16,613		Par Value	N/A	N/A
December 31, 2021
Other Investments	$1,170		Carrying Value	N/A	N/A
Nonperforming Loans	598	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$2.00 - $2.00 (b)
				Oil per BBL/d	$50.00 - $50.00 (b)
Limited Partnership Investments	14,981		Par Value	N/A	N/A

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
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$4,694	$—	$4,694
Mortgage-Backed Securities - Commercial	—	308,870	—	308,870
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	509,530	—	509,530
Other Government-Sponsored Enterprises	—	919	—	919
Obligations of States and Political Subdivisions	—	8,591	—	8,591
Corporate Securities	—	31,018	—	31,018
Total Securities Available for Sale	—	863,622	—	863,622
Other Investments	—	12,495	1,170	13,665
Loans Held for Sale	—	12,876	—	12,876
Other Assets(a)	—	25,984	16,613	42,597
Total Assets	$—	$914,977	$17,783	$932,760
Other Liabilities(a)	$—	$55,435	$—	$55,435
Total Liabilities	$—	$55,435	$—	$55,435
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$5,662	$—	$5,662
Mortgage-Backed Securities - Commercial	—	362,290	—	362,290
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	629,974	—	629,974
Other Government-Sponsored Enterprises	—	981	—	981
Obligations of States and Political Subdivisions	—	9,524	—	9,524
Corporate Securities	—	32,949	—	32,949
Total Securities Available for Sale	—	1,041,380	—	1,041,380
Other Investments	—	11,668	1,170	12,838
Loans Held for Sale	—	18,583	—	18,583
Other Assets(a)	—	26,805	14,981	41,786
Total Assets	$—	$1,098,436	$16,151	$1,114,587
Other Liabilities(a)	$—	$34,263	$—	$34,263
Total Liabilities	$—	$34,263	$—	$34,263
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments
For the six months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2022
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,170	$14,981	$16,151
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	1,783	1,783
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(151)	(151)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,170	$16,613	$17,783

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
During the six months ended June 30, 2022 and 2021, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2022 and 2021.
For the three months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2022
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,170	$15,999	$17,169
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	740	740
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(126)	(126)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,170	$16,613	$17,783

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
During the three months ended June 30, 2022 and 2021, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2022 and 2021.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$23,938	$11,394	$35,332
Other real estate owned	—	122	—	122
Total Assets	$—	$24,060	$11,394	$35,454

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$42,538	$12,247	$54,785
Other real estate owned	—	729	—	729
Total Assets	$—	$43,267	$12,247	$55,514
The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Nonperforming loans	$(367)	$(2,527)	$(567)	$(2,314)
Other real estate owned	(13)	—	(13)	—
Total losses	$(380)	$(2,527)	$(580)	$(2,314)
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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned, determined using an internal valuation, is classified as Level 3. Other real estate owned has a current carrying value of $0.1 million as of June 30, 2022 and consists of two residential real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 12, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2022.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million at both June 30, 2022 and December 31, 2021. See Note 5, “Commitments and Contingent Liabilities,” for additional information.
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
The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	June 30, 2022
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$120,267	$120,267	$120,267	$—	$—
Interest-bearing deposits	179,533	179,533	179,533	—	—
Securities available for sale	863,622	863,622	—	863,622	—
Securities held to maturity	492,229	437,880	—	437,880	—
Other investments	13,665	13,665	—	12,495	1,170
Loans held for sale	12,876	12,876	—	12,876	—
Loans	7,119,754	7,269,337	—	23,938	7,245,399
Financial liabilities
Deposits	8,053,545	8,044,453	—	8,044,453	—
Short-term borrowings	88,923	80,376	—	80,376	—
Subordinated debt	170,856	163,810	—	—	163,810
Long-term debt	5,221	5,317	—	5,317	—
Capital lease obligation	5,675	5,675	—	5,675	—

	December 31, 2021
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$84,738	$84,738	$84,738	$—	$—
Interest-bearing deposits	310,634	310,634	310,634	—	—
Securities available for sale	1,041,380	1,041,380	—	1,041,380	—
Securities held to maturity	541,311	536,651	—	536,651	—
Other investments	12,838	12,838	—	11,668	1,170
Loans held for sale	18,583	18,583	—	18,583	—
Loans	6,839,230	7,169,768	—	42,538	7,127,230
Financial liabilities
Deposits	7,982,498	7,980,101	—	7,980,101	—
Short-term borrowings	138,315	136,473	—	136,473	—
Subordinated debt	170,775	175,040	—	—	175,040
Long-term debt	5,573	6,065	—	6,065	—
Capital lease obligation	5,921	5,921	—	5,921	—

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
We have 41 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have 12 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income. For the three months ended June 30, 2022, there was a negative impact of $0.2 million on net interest income and for the six months ended June 30, 2022, there was a positive impact of $0.4 million on net interest income as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," or "Interest and fees on loans", the same line items in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at June 30, 2022, and changes in the fair value attributed to hedge ineffectiveness were not material.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three and six months ended June 30, 2022 was a decrease of $0.3 million and $1.5 million, respectively.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At June 30, 2022, the underlying funded mortgage loan commitments had a carrying value of $4.7 million and a fair value of $3.9 million, while the underlying unfunded mortgage loan commitments had a notional amount of $35.3 million. At December 31, 2021, the underlying funded mortgage loan commitments had a carrying value of $11.0 million and a fair value of $11.9 million, while the underlying unfunded mortgage loan commitments had a notional amount of $29.7 million. The interest rate lock commitments increased other noninterest income by $0.6 million and decreased other noninterest income by $0.3 million for the three and six months ended June 30, 2022, respectively.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other operating expense" in the unaudited Consolidated Statements of Income. The increase in other noninterest expense for the three and six months ended June 30, 2022 totaled $3 thousand and $2 thousand, respectively.

The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(6)	$(395)
Notional amount:
Interest rate derivatives	701,916	708,759
Interest rate caps	15,502	66,007
Interest rate collars	35,354	35,354
Risk participation agreements	270,402	241,111
Sold credit protection on risk participation agreements	(64,644)	(95,618)
Interest rate options	35,346	29,691
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(29,693)	(7,022)
Notional amount	570,000	570,000
Interest rate forwards:
Fair value adjustment	243	(29)
Notional amount	34,000	38,000
Foreign exchange forwards:
Fair value adjustment	5	12
Notional amount	1,389	1,982

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income," 'Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Non-hedging interest rate derivatives
(Decrease) increase in other income	$(256)	$(27)	$(1,104)	$309
Hedging interest rate derivatives
(Decrease) increase in interest and fees on loans	(68)	305	687	305
Increase in interest from subordinated debentures	94	236	318	462
Hedging interest rate forwards
Increase (decrease) in other income	593	641	(272)	(401)
Hedging foreign exchange forwards
(Decrease) increase in other expense	(3)	3	(2)	5
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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of both June 30, 2022 and December 31, 2021 was $303.3 million. No impairment charges on goodwill or other intangible assets were incurred in 2022 or 2021.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of June 30, 2022, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 Subordinated Debentures
Subordinated debentures outstanding are as follows:

			June 30, 2022	December 31, 2021
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	4.875% until June 1, 2023, then 3-Month LIBOR + 1.845%	$49,453	$49,407
First Commonwealth Bank	2033	5.50% until June 1, 2028, then 3-Month LIBOR + 2.37%	49,236	49,201
First Commonwealth Capital Trust II	2034	3-Month LIBOR + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	2034	3-Month LIBOR + 2.85%	41,238	41,238
Total			$170,856	$170,775
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
Note 14 Revenue Recognition

Substantially all of the Company’s revenue is generated from contracts with customers. Revenue associated with financial instruments, including revenue from loans and securities, certain noninterest income streams such as fees associated with derivatives are not in scope of FASB ASC Topic 606 - "Revenue from Contracts with Customers" ("Topic 606"). Topic 606 is

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

applicable to noninterest revenue streams such as trust income, service charges on deposits, insurance and retail brokerage commissions, card-related interchange income and gain(loss) on sale of OREO. For contracts within the scope of Topic 606, the Company immediately expenses contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less.

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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $2.0 million and $1.7 million in commission expense as of June 30, 2022 and 2021, respectively.

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

Gains(losses) on sales of OREO

First Commonwealth records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When First Commonwealth finances the sale of OREO to the buyer, an assessment of whether the buyer is committed to perform their obligations under the contract is completed along with an evaluation of whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. In determining the gain or loss on the sale, First Commonwealth adjusts the transaction price and the related gain or loss on sale if a significant financing component is present.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$2,573	$2,706	$5,286	$5,222
Service charges on deposit accounts	4,886	4,310	9,501	8,357
Insurance and retail brokerage commissions	2,486	1,978	4,758	4,150
Card-related interchange income	7,137	7,406	13,627	13,833
Gain on sale of other loans and assets	310	337	353	506
Other income	1,098	1,103	2,073	2,083
Noninterest Income (in-scope of Topic 606)	18,490	17,840	35,598	34,151
Noninterest Income (out-of-scope of Topic 606)	6,019	8,246	12,887	19,290
Total Noninterest Income	$24,509	$26,086	$48,485	$53,441

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and six months ended June 30, 2022 and 2021, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 57 and 65 for the six and three months ended June 30, 2022 and 2021.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share data)
Net Income	$30,754	$29,619	$58,480	$69,389
Per Share Data:
Basic Earnings per Share	$0.33	$0.31	$0.62	$0.72
Diluted Earnings per Share	0.33	0.31	0.62	0.72
Cash Dividends Declared per Common Share	0.120	0.115	0.235	0.225
Average Balance:
Total assets	$9,600,469	$9,451,683	$9,562,733	$9,291,956
Total equity	1,063,850	1,098,094	1,085,512	1,087,384
End of Period Balance:
Net loans and leases (1)			$7,039,027	$6,663,027
Total assets			9,526,427	9,402,402
Total deposits			8,053,545	7,885,019
Total equity			1,049,158	1,106,419
Key Ratios:
Return on average assets	1.28%	1.26%	1.23%	1.51%
Return on average equity	11.60%	10.82%	10.86%	12.87%
Dividends payout ratio	36.36%	37.10%	37.90%	31.25%
Average equity to average assets ratio	11.08%	11.62%	11.35%	11.70%
Net interest margin	3.38%	3.17%	3.29%	3.29%
Net loans to deposits ratio			87.40%	84.50%
(1) Includes loans held for sale.

Results of Operations
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net Income
For the six months ended June 30, 2022, First Commonwealth had net income of $58.5 million, or $0.62 diluted earnings per share, compared to net income of $69.4 million, or $0.72 diluted earnings per share, in the six months ended June 30, 2021. The decrease in net income was primarily the result of a $6.1 million provision for credit losses recognized during the six months ended June 30, 2022 compared to a provision of $1.0 million recognized in the same period in 2021. Additionally, noninterest income decreased $5.0 million and noninterest expense increased $8.0 million during the six months ended June 30, 2022 compared to the same period in 2021.
For the six months ended June 30, 2022, the Company’s return on average equity was 10.86% and its return on average assets was 1.23%, compared to 12.87% and 1.51%, respectively, for the six months ended June 30, 2021.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $142.3 million in the first six months of 2022, compared to $138.2 million for the same period in 2021. The increase in net interest income can be attributed to a 9 basis point decrease in the cost of interest-bearing liabilities and a $251.0 million increase in average interest-earning assets, partially offset by a 6 basis point decrease in the yield on interest-earning assets. Net interest income comprises the majority of our operating revenue (net

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

interest income before provision expense plus noninterest income), at 74.5% and 72.0% for the six months ended June 30, 2022 and 2021, respectively.
The net interest margin on a fully taxable equivalent basis was 3.29% for both the six months ended June 30, 2022 and June 30, 2021. The net interest margin is primarily attributable to the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 3.43% for the six months ended June 30, 2022, a decrease of 6 basis points compared to the 3.49% yield for the same period in 2021. Contributing to this decrease is a $423.8 million decline in average PPP loans, which yield higher rates than the remainder of the loan portfolio. As the PPP loans paid off, due to forgiveness by the US Government, the funds were used to fund growth in the loan and investment portfolios. Also impacting the yield on interest-earning assets for the six months ended June 30, 2022 was $1.2 million in interest and loan fees recognized when a nonaccrual loan was paid off during the second quarter. The interest and fees collected on this loan increased the net interest margin for the six months ended June 30, 2022 by 3 basis points.

The loan yield for the six months ended June 30, 2022, decreased 10 basis points compared to the same period in 2021. The decrease was primarily due to a decline in average PPP loans outstanding. These loans, which were originated under the CARES Act, had an average balance of $35.6 million with a stated loan rate of 1% and a yield of 13.38% for the six months ended June 30, 2022. During the six months ended June 30, 2021, PPP loans averaged $459.5 million with a yield of 5.89%. The yield on PPP loans includes the recognition of PPP loan deferred processing fees, net of deferred origination costs, of $2.0 million for the six months ended June 30, 2022. These amounts are recognized in interest income as a yield adjustment over the life of the loan with accelerated recognition when a loan is forgiven or paid off. As of June 30, 2022, we expect to recognize additional PPP-related deferred processing fees, net of origination costs, of approximately $0.4 million as an adjustment to yield over the remaining terms of the loans. The balance of PPP loans outstanding at June 30, 2022 totaled $12.9 million. During the six months ended June 30, 2022, PPP loans generated $2.4 million in income compared to $13.4 million during the same period in 2021. For the six months ended June 30, 2022, PPP loans increased the yield on total loans and the net interest margin by 5 basis points. PPP loans increased the yield on total loans by 14 basis points and the net interest margin by 15 basis points during the six months ended June 30, 2021.

The investment portfolio yield increased 1 basis point in comparison to the prior year as a result of $103.6 million in average growth at a time when new volume rates were higher than the portfolio yield. Growth in the investment portfolio is a result of continued deposit growth as well as a decline in interest-bearing deposits with banks, which decreased from $349.7 million in 2021 to $308.5 million in 2022. The change in the level and rate paid on interest-bearing deposits with banks increased the yield on earning assets by 10 basis points for the six months ended June 30, 2022.
Decreases in the cost of interest-bearing liabilities partially offset the negative impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities decreased to 0.22% for the six months ended June 30, 2022, from 0.31% for the same period in 2021. Lower market interest rates and management's efforts to reduce deposit costs resulted in the cost of interest-bearing deposits decreasing 7 basis points and short-term borrowings decreasing 3 basis points in comparison to the same period last year.
For the six months ended June 30, 2022, changes in rates negatively impacted net interest income by $1.6 million when compared with the same period in 2021. The lower yield on interest-earning assets, which was largely driven by lower income on PPP loans, negatively impacted net interest income by $2.9 million, while the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $1.2 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $5.7 million for the six months ended June 30, 2022, as compared to the same period in 2021. Higher levels of interest-earning assets resulted in an increase of $4.6 million in interest income, and changes in the volume and mix of interest-bearing liabilities decreased interest expense by $1.1 million, primarily due to decreases in the cost of long-term debt and time deposits. Average earning assets for the six months ended June 30, 2022 increased $251.0 million, or 3.0%, compared to the same period in 2021. Average loans for the comparable period increased $188.7 million, or 2.8%.
Net interest income also benefited from a $136.9 million increase in average net free funds at June 30, 2022 as compared to June 30, 2021. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $168.9 million, or 6.7%, in noninterest-bearing demand deposit average balances. Average time deposits for the six months ended June 30, 2022 decreased by $128.9 million compared to the comparable period in 2021, while the average rate paid on time deposits decreased 35 basis points compared to the same period in 2021.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the six months ended June 30:

	2022	2021
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$147,972	$146,112
Adjustment to fully taxable equivalent basis	498	598
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	148,470	146,710
Interest expense	6,138	8,471
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$142,332	$138,239

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the six months ended June 30:

	2022			2021
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$308,450	$769	0.50%	$349,747	$167	0.10%
Tax-free investment securities	23,771	312	2.65	29,539	402	2.74
Taxable investment securities	1,439,200	13,048	1.83	1,329,843	11,947	1.81
Loans and leases, net of unearned income (b)(c)	6,965,296	134,341	3.89	6,776,560	134,194	3.99
Total interest-earning assets	8,736,717	148,470	3.43	8,485,689	146,710	3.49
Noninterest-earning assets:
Cash	117,350			92,243
Allowance for credit losses	(93,180)			(104,239)
Other assets	801,846			818,263
Total noninterest-earning assets	826,016			806,267
Total Assets	$9,562,733			$9,291,956
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,591,886	$213	0.03%	$1,503,501	$220	0.03%
Savings deposits (d)	3,432,397	906	0.05	3,228,379	1,750	0.11
Time deposits	364,388	491	0.27	493,259	1,515	0.62
Short-term borrowings	105,497	39	0.07	117,155	58	0.10
Long-term debt	181,988	4,489	4.97	219,731	4,928	4.52
Total interest-bearing liabilities	5,676,156	6,138	0.22	5,562,025	8,471	0.31
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,678,686			2,509,818
Other liabilities	122,379			132,729
Shareholders’ equity	1,085,512			1,087,384
Total Noninterest-Bearing Funding Sources	3,886,577			3,729,931
Total Liabilities and Shareholders’ Equity	$9,562,733			$9,291,956
Net Interest Income and Net Yield on Interest-Earning Assets		$142,332	3.29%		$138,239	3.29%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the six months ended June 30, 2022 and 2021.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the six months ended June 30, 2022 compared with June 30, 2021:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$602	$(20)	$622
Tax-free investment securities	(90)	(78)	(12)
Taxable investment securities	1,101	982	119
Loans and leases	147	3,734	(3,587)
Total interest income (b)	1,760	4,618	(2,858)
Interest-bearing liabilities:
Interest-bearing demand deposits	(7)	13	(20)
Savings deposits	(844)	111	(955)
Time deposits	(1,024)	(396)	(628)
Short-term borrowings	(19)	(6)	(13)
Long-term debt	(439)	(846)	407
Total interest expense	(2,333)	(1,124)	(1,209)
Net interest income	$4,093	$5,742	$(1,649)
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the six months ended June 30:

	2022		2021
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$4,721	127%	$8,542	292%
Time and demand	4,843	130	8,410	287
Commercial credit cards	191	6	132	5
Equipment finance	272	7
Time and demand other	(585)	(16)
Real estate construction	1,309	35	(3,816)	(130)
Construction other	322	9
Construction residential	987	26
Residential real estate	5,206	139	(1,517)	(52)
Residential first lien	4,401	118	(671)	(23)
Residential junior lien/home equity	805	21	(846)	(29)
Commercial real estate	(1,456)	(39)	(4,641)	(159)
Multifamily	405	11	(1,860)	(64)
Nonowner occupied	(3,754)	(101)	13	—
Owner occupied	1,893	51	(2,794)	(95)
Loans to individuals	(6,037)	(162)	4,358	149
Automobile and recreational vehicles	(6,395)	(171)	3,658	125
Consumer credit cards	11	—	98	3
Consumer other	347	9	602	21
Provision for credit losses on loans and leases	$3,743	100%	$2,926	100%
Provision for off-balance sheet credit exposure	2,320		(1,903)
Total provision for credit losses	$6,063		$1,023
The provision for credit losses on loans and leases for the six months ended June 30, 2022 increased in comparison to the six months ended June 30, 2021 by $0.8 million.
For the six months ended June 30, 2022, the increase in provision expense for residential first lien as well as the negative provision for automobile and recreational vehicles were primarily the result of an annual review of peer loss history data used in the allowance for credit loss model. Provision expense was also impacted by loan growth in these categories as well as a decrease of $2.6 million in reserves on individually analyzed loans. Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans.
Total provision expense for the six months ended June 30, 2022 is a result of the loan portfolio changes noted above as well as growth in off-balance sheet commitments and the impact on the off balance sheet reserve related to construction commitments because of the annual review of peer loss history data
The provision expense for the six months ended June 30, 2021 was primarily the result of an improved economic forecast which reflected a decline in the projected impact of the COVID-19 pandemic on the economy and expected loan losses.
The allowance for credit losses was $93.6 million, or 1.31%, of total loans outstanding at June 30, 2022, compared to $92.5 million, or 1.35%, at December 31, 2021 and $97.0 million, or 1.44%, at June 30, 2021. Nonperforming loans as a percentage of total loans decreased to 0.50% at June 30, 2022 from 0.81% at December 31, 2021 and 0.78% as of June 30, 2021. The allowance to nonperforming loan ratio was 262.25%, 167.67% and 183.81% as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively.

Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at June 30, 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the six months ended June 30, 2022 and 2021 and the year-ended December 31, 2021:

	June 30, 2022	June 30, 2021	December 31, 2021
	(dollars in thousands)
Balance, beginning of period	$92,522	$101,309	$101,309
Loans charged off:
Commercial, financial, agricultural and other	984	4,456	7,020
Real estate construction	—	—	9
Residential real estate	144	119	309
Commercial real estate	552	1,557	1,659
Loans to individuals	2,049	2,472	4,061
Total loans charged off	3,729	8,604	13,058
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	159	193	2,430
Real estate construction	—	135	155
Residential real estate	60	211	468
Commercial real estate	19	40	135
Loans to individuals	829	828	1,460
Total recoveries	1,067	1,407	4,648
Net charge-offs	2,662	7,197	8,410
Provision for credit losses on loans charged to expense	3,743	2,926	(377)
Balance, end of period	$93,603	$97,038	$92,522
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.08%	0.21%	0.12%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.31%	1.44%	1.35%
Allowance for credit losses as a percentage of end-of-period loans outstanding, excluding PPP loans	1.32%	1.49%	1.37%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the six months ended June 30:

	2022	2021	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$5,286	$5,222	$64	1%
Service charges on deposit accounts	9,501	8,357	1,144	14
Insurance and retail brokerage commissions	4,758	4,150	608	15
Income from bank owned life insurance	2,891	3,460	(569)	(16)
Card-related interchange income	13,627	13,833	(206)	(1)
Swap fee income	1,607	1,398	209	15
Other income	4,163	3,921	242	6
Subtotal	41,833	40,341	1,492	4
Net securities gains	2	16	(14)	(88)
Gain on sale of mortgage loans	2,843	8,130	(5,287)	(65)
Gain on sale of other loans and assets	3,418	3,801	(383)	(10)
Derivatives mark to market	389	1,153	(764)	(66)
Total noninterest income	$48,485	$53,441	$(4,956)	(9)%
Total noninterest income, excluding net securities gains, gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market for the six months ended June 30, 2022 increased $1.5 million, or 4%, compared to the six months ended June 30, 2021. Service charges on deposit accounts increased $1.1 million as customer activity began to return to pre-COVID levels and swap fee income increased $0.2 million due to growth in interest rate swaps entered into for our commercial customers. Insurance and retail brokerage commissions income increased $0.6 million due to growth in annuity sales and trust income increased $0.1 million as a result of growth in assets under management. Income from bank owned life insurance decreased $0.6 million compared to the prior period due to recognition of a benefit during the six months ended June 30, 2021 with no similar benefit during the six months ended June 30, 2022.
Total noninterest income decreased $5.0 million, or 9%, compared to the same period in the prior year. The most significant changes, other than the changes noted above, include a $5.3 million decrease in gain on sale of mortgage loans as a result of changes in volume and the spread received on mortgage loans sold. The mark to market adjustment on interest rate swaps entered into for our commercial loan customers decreased $0.8 million. This adjustment does not reflect a realized gain on the swaps, but rather relates to changes in fair value due to movements in corporate bond spreads and swap rates. The gain on sale of other loans and assets decreased $0.4 million due to a lower volume of loans, primarily SBA loans, being sold in the first six months of 2022 compared to the same period in 2021.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the six months ended June 30:

	2022	2021	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$61,881	$57,018	$4,863	9%
Net occupancy	8,957	8,654	303	4
Furniture and equipment	7,587	7,814	(227)	(3)
Data processing	6,658	6,244	414	7
Advertising and promotion	2,660	2,679	(19)	(1)
Pennsylvania shares tax	1,918	2,090	(172)	(8)
Intangible amortization	1,724	1,729	(5)	—
Other professional fees and services	2,418	1,842	576	31
FDIC insurance	1,400	1,134	266	23
Other operating	14,835	12,786	2,049	16
Subtotal	110,038	101,990	8,048	8
Loss on sale or write-down of assets	161	52	109	210
COVID-19 related	79	306	(227)	(74)
Branch consolidation	(104)	18	(122)	(678)
Litigation and operational losses	1,229	1,035	194	19
Total noninterest expense	$111,403	$103,401	$8,002	8%
Noninterest expense increased $8.0 million, or 8%, for the six months ended June 30, 2022 compared to the same period in 2021. Contributing to the increase in expense in 2022 is a $4.9 million increase in salaries and employee benefits primarily due to annual merit increases and an increase in the number of full time equivalent employees from 1,392 at June 30, 2021 to 1,409 at June 30, 2022. Contributing to the increase in other operating expenses were several expense categories, including credit reporting, travel and operational losses, none of which were individually significant.
Income Tax
The provision for income taxes decreased $2.9 million for the six months ended June 30, 2022, compared to the corresponding period in 2021, due to the decrease in income before income taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the six months ended June 30, 2022 and 2021.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an annual effective tax rate of 19.7% and 19.9% for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, our deferred tax assets totaled $49.7 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Net Income
For the three months ended June 30, 2022, First Commonwealth recognized net income of $30.8 million, or $0.33 diluted earnings per share, compared to net income of $29.6 million, or $0.31 diluted earnings per share, in the three months ended

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

June 30, 2021. The increase in net income was primarily the result of a $1.3 million decrease in the provision for credit losses and a $5.5 million increase in net interest income, which was offset by a $4.1 million increase in noninterest expense and a $1.6 million decrease in noninterest income.
For the three months ended June 30, 2022, the Company’s return on average equity was 11.60% and its return on average assets was 1.28%, compared to 10.82% and 1.26%, respectively, for the three months ended June 30, 2021.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $73.9 million in the second quarter of 2022, compared to $68.5 million for the same period in 2021. This increase was the result of $112.4 million of growth in average interest-earning assets combined with a $60.9 million decrease in interest-bearing liabilities. The impact of these changes resulted in a 21 basis point increase in the net interest margin. Net interest income comprises the majority of our operating revenue (i.e., net interest income before provision expense plus noninterest income), at 75.0% and 72.3% for the three months ended June 30, 2022 and 2021, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.38% and 3.17% for the three months ended June 30, 2022 and June 30, 2021, respectively. The increase in the net interest margin is attributable to both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 3.52% for the three months ended June 30, 2022, an increase of 17 basis points compared to the 3.35% yield for the same period in 2021. This is largely due to an increase in the investment portfolio yield of 14 basis points and an 8 basis point increase in the loan portfolio yield when compared to the three months ended June 30, 2021. Also impacting the yield on loans was PPP loans originated under the CARES Act, which have a stated rate of 1% and a yield of 12.02% during the three months ended June 30, 2022. The yield on PPP loans includes the recognition of PPP loan deferred processing fees, net of deferred origination costs, of $0.5 million. These loans increased the average balance of loans by $20.3 million and generated $0.6 million in income for the second quarter of 2022, causing a 2 basis point increase in the yield on loans and in the net interest margin. During the second quarter of 2021, PPP loans increased the average balance of loans by $429.9 million, resulting in a 9 basis point increase in the yield on loans and a 10 basis point increase in the net interest margin. Also impacting the yield on interest-earning assets for the three months ended June 30, 2022 was $1.2 million in interest and loan fees recognized when a nonaccrual loan was paid off during the second quarter. The interest and fees collected on this loan increased the net interest margin for the three months ended June 30, 2022 by 6 basis points.
The cost of interest-bearing liabilities decreased to 0.22% for the three months ended June 30, 2022, from 0.27% for the same period in 2021, primarily due to a decrease in the cost of savings deposits and time deposits. Lower market interest rates resulted in the cost of savings deposits decreasing 4 basis points and time deposits decreasing 21 basis points in comparison to the same period last year.
For the three months ended June 30, 2022, changes in interest rates positively impacted net interest income by $3.0 million when compared with the same period in 2021. The higher yield on loans contributed to interest-earning assets positively impacting net interest income by $2.6 million, while a decrease in the cost of interest-bearing liabilities positively impacted net interest income by $0.4 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $2.4 million during the three months ended June 30, 2022, as compared to the same period in 2021. The mix of interest-earning assets resulted in an increase of $2.0 million in interest income while changes in the volume and mix of interest-bearing liabilities decreased interest expense by $0.4 million. Average interest-earning assets for the three months ended June 30, 2022 increased $112.4 million, or 1.3%, compared to the same period in 2021. Average loans for the comparable period increased $264.5 million, or 3.9%.
Net interest income also benefited from a $51.5 million increase in average net free funds at June 30, 2022 as compared to June 30, 2021. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $106.8 million, or 4.1%, in noninterest-bearing demand deposit average balances. Average time deposits for the three months ended June 30, 2022 decreased by $104.2 million compared to the comparable period in 2021, decreasing interest expense by $0.1 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended June 30:

	2022	2021
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$76,728	$72,051
Adjustment to fully taxable equivalent basis	244	290
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	76,972	72,341
Interest expense	3,066	3,852
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$73,906	$68,489

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended June 30:

	2022			2021
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$332,269	$658	0.79%	$358,595	$90	0.10%
Tax-free investment securities	23,120	152	2.64	29,385	195	2.66
Taxable investment securities	1,378,737	6,435	1.87	1,498,204	6,440	1.72
Loans and leases, net of unearned income (b)(c)	7,036,176	69,727	3.97	6,771,722	65,616	3.89
Total interest-earning assets	8,770,302	76,972	3.52	8,657,906	72,341	3.35
Noninterest-earning assets:
Cash	119,999			93,627
Allowance for credit losses	(92,720)			(102,303)
Other assets	802,888			802,453
Total noninterest-earning assets	830,167			793,777
Total Assets	$9,600,469			$9,451,683
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,631,353	$113	0.03%	$1,560,713	$112	0.03%
Savings deposits (d)	3,436,339	457	0.05	3,297,818	779	0.09
Time deposits	354,403	227	0.26	458,638	541	0.47
Short-term borrowings	95,561	18	0.08	114,966	27	0.09
Long-term debt	181,859	2,251	4.96	206,495	2,393	4.65
Total interest-bearing liabilities	5,699,515	3,066	0.22	5,638,630	3,852	0.27
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,711,458			2,604,695
Other liabilities	125,646			110,264
Shareholders’ equity	1,063,850			1,098,094
Total noninterest-bearing funding sources	3,900,954			3,813,053
Total Liabilities and Shareholders’ Equity	$9,600,469			$9,451,683
Net Interest Income and Net Yield on Interest-Earning Assets		$73,906	3.38%		$68,489	3.17%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended June 30, 2022 and 2021.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended June 30, 2022 compared with June 30, 2021:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$568	$(7)	$575
Tax-free investment securities	(43)	(42)	(1)
Taxable investment securities	(5)	(512)	507
Loans and leases	4,111	2,565	1,546
Total interest income (b)	4,631	2,004	2,627
Interest-bearing liabilities:
Interest-bearing demand deposits	1	5	(4)
Savings deposits	(322)	31	(353)
Time deposits	(314)	(122)	(192)
Short-term borrowings	(9)	(4)	(5)
Long-term debt	(142)	(286)	144
Total interest expense	(786)	(376)	(410)
Net interest income	$5,417	$2,380	$3,037

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the three months ended June 30:

	2022		2021
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,698	43%	$3,449	82%
Time and demand	1,128	29	3,450	82
Commercial credit cards	78	2	(1)	—
Equipment finance	241	6
Time and demand other	251	6
Real estate construction	599	15	129	3
Construction other	425	11
Construction residential	174	4
Residential real estate	993	25	(56)	(1)
Residential first lien	718	18	21	1
Residential junior lien/home equity	275	7	(77)	(2)
Commercial real estate	(1,770)	(45)	(1,867)	(45)
Multifamily	356	9	128	3
Nonowner occupied	(2,178)	(55)	(972)	(23)
Owner occupied	52	1	(1,023)	(25)
Loans to individuals	2,423	62	2,547	61
Automobile and recreational vehicles	2,065	53	2,404	57
Consumer credit cards	40	1	(107)	(2)
Consumer other	318	8	250	6
Provision for credit losses on loans and leases	$3,943	100%	$4,202	100%
Provision for off-balance sheet credit exposure	156		1,211
Total provision for credit losses	$4,099		$5,413

The provision for credit losses on loans and leases for the three months ended June 30, 2022 decreased in comparison to the three months ended June 30, 2021 by $0.3 million. The level of provision expense in the second quarter of 2022 is primarily the result of an increase in loan balances. The provision for off-balance sheet credit exposure decreased $1.1 million primarily due to the level of unfunded commitments. Net charge-offs for the three months ended June 30, 2022 were $1.5 million.
The level of provision expense in the second quarter of 2021 was primarily due to a $3.6 million charge-off related to one commercial borrower and $1.2 million related to reserves for off-balance sheet commitments. Net charge-offs for the three months ended June 30, 2021 were $3.9 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended June 30, 2022 and 2021 and the year-ended December 31, 2021:

	June 30, 2022	June 30, 2021	December 31, 2021
	(dollars in thousands)
Balance, beginning of period	$91,188	$96,763	$101,309
Loans charged off:
Commercial, financial, agricultural and other	509	3,887	7,020
Real estate construction	—	—	9
Residential real estate	5	14	309
Commercial real estate	552	7	1,659
Loans to individuals	1,040	931	4,061
Total loans charged off	2,106	4,839	13,058
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	79	103	2,430
Real estate construction	—	135	155
Residential real estate	31	174	468
Commercial real estate	5	1	135
Loans to individuals	463	499	1,460
Total recoveries	578	912	4,648
Net charge-offs	1,528	3,927	8,410
Provision for credit losses on loans charged to expense	3,943	4,202	(377)
Balance, end of period	$93,603	$97,038	$92,522

Noninterest Income
The following table presents the components of noninterest income for the three months ended June 30:

	2022	2021	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,573	$2,706	$(133)	(5)%
Service charges on deposit accounts	4,886	4,310	576	13
Insurance and retail brokerage commissions	2,486	1,978	508	26
Income from bank owned life insurance	1,383	1,509	(126)	(8)
Card-related interchange income	7,137	7,406	(269)	(4)
Swap fee income	1,154	1,252	(98)	(8)
Other income	2,188	1,997	191	10
Subtotal	21,807	21,158	649	3
Net securities gains	—	10	(10)	(100)
Gain on sale of mortgage loans	1,561	3,084	(1,523)	(49)
Gain on sale of other loans and assets	1,099	2,111	(1,012)	(48)
Derivatives mark to market	42	(277)	319	(115)
Total noninterest income	$24,509	$26,086	$(1,577)	(6)%

Total noninterest income for the three months ended June 30, 2022 decreased $1.6 million, or 6%, in comparison to the three months ended June 30, 2021. The most significant changes include a $1.5 million decrease in gain on sale of mortgage loans due to changes in the volume and spreads on mortgage loans sold and a $1.0 million decrease in gain on sale of other loans and assets due to a decrease in the volume of SBA loans sold during the quarter. Additionally, service charges on deposits increased $0.6 million due to growth in customer accounts and transactions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended June 30:

	2022	2021	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$30,949	$28,347	$2,602	9%
Net occupancy	4,170	3,881	289	7
Furniture and equipment	3,857	3,866	(9)	—
Data processing	3,470	3,192	278	9
Advertising and promotion	1,434	1,355	79	6
Pennsylvania shares tax	913	1,258	(345)	(27)
Intangible amortization	862	863	(1)	—
Other professional fees and services	1,197	1,091	106	10
FDIC insurance	702	438	264	60
Other operating	7,550	6,442	1,108	17
Subtotal	55,104	50,733	4,371	9
Loss on sale or write-down of assets	86	43	43	100
COVID-19 related	62	232	(170)	(73)
Branch consolidation	(202)	(22)	(180)	818
Litigation and operational losses	629	556	73	13
Total noninterest expense	$55,679	$51,542	$4,137	8%

Noninterest expense increased $4.1 million, or 8%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase is a result of a $2.6 million increase in salary and employee benefit expense, primarily due to annual merit increases, higher incentive expense and number of employees. Also contributing to the increase is a $1.1 million increase in other operating expenses due to several expense categories, including credit reporting, travel and operational losses, none of which were individually significant.
Income Tax
The provision for income taxes decreased $0.1 million for the three months ended June 30, 2022, compared to the corresponding period in 2021.  The effective tax rate decreased 80 basis points from 20.7% for the three months ended June 30, 2021 to 19.9% for the three months ended June 30, 2022.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended June 30, 2022 and 2021.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first six months of 2022, the maturity and redemption of investment securities provided $136.9 million in liquidity. These funds contributed to the liquidity used to originate loans and purchase investment securities and fund depositor withdrawals.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of June 30, 2022, our maximum borrowing capacity under this program was $1.4 billion, and as of that date there was $5.8 million outstanding with an average weighted rate of 0.57% and an average original term of 341 days. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to take certain loans that are not being used as collateral at the FHLB and pledge them as collateral for borrowings at the FRB. At June 30, 2022, the borrowing capacity under this program totaled $1.1 billion and there was no balance outstanding. As of June 30, 2022, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.9 billion and as of that date amounts used against this capacity included $5.2 million in outstanding borrowings and no outstanding letters of credit.
We also have available unused federal funds lines with four correspondent banks. These lines have an aggregate commitment of $160.0 million with no outstanding balance as of June 30, 2022. In addition, we have available unused repo lines with two correspondent banks. These lines have an aggregate commitment of $400.0 million with no outstanding balance as of June 30, 2022.
First Commonwealth Financial Corporation has an unsecured $20.0 million line of credit with another financial institution. As of June 30, 2022, there are no amounts outstanding on this line.
First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$2,726,242	$2,658,782
Interest-bearing demand deposits(a)	273,360	291,476
Savings deposits(a)	4,708,868	4,647,197
Time deposits	345,075	385,043
Total	$8,053,545	$7,982,498
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
During the first six months of 2022, total deposits increased $71.0 million. Interest-bearing demand and savings deposits increased $43.6 million, noninterest-bearing demand deposits increased $67.5 million and time deposits decreased $40.0 million.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.78 and 0.84 at June 30, 2022 and December 31, 2021, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is the gap analysis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$2,967,901	$365,052	$553,815	$3,886,768	$2,276,987	$884,162
Investments	46,587	39,740	76,585	162,912	493,687	784,626
Other interest-earning assets	179,533	—	—	179,533	—	—
Total interest-sensitive assets (ISA)	3,194,021	404,792	630,400	4,229,213	2,770,674	1,668,788
Certificates of deposit	93,037	64,773	90,963	248,773	95,113	1,179
Other deposits	4,982,228	—	—	4,982,228	—	—
Borrowings	161,292	202	50,403	211,897	3,226	51,188
Total interest-sensitive liabilities (ISL)	5,236,557	64,975	141,366	5,442,898	98,339	52,367
Gap	$(2,042,536)	$339,817	$489,034	$(1,213,685)	$2,672,335	$1,616,421
ISA/ISL	0.61	6.23	4.46	0.78	28.17	31.87
Gap/Total assets	21.44%	3.57%	5.13%	12.74%	28.05%	16.97%

	December 31, 2021
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,910,172	$394,048	$606,468	$3,910,688	$2,296,873	$555,022
Investments	98,969	82,267	154,316	335,552	725,576	516,766
Other interest-earning assets	310,629	—	—	310,629	—	—
Total interest-sensitive assets (ISA)	3,319,770	476,315	760,784	4,556,869	3,022,449	1,071,788
Certificates of deposit	97,269	72,453	106,243	275,965	107,795	1,232
Other deposits	4,938,673	—	—	4,938,673	—	—
Borrowings	210,682	200	400	211,282	53,197	51,577
Total interest-sensitive liabilities (ISL)	5,246,624	72,653	106,643	5,425,920	160,992	52,809
Gap	$(1,926,854)	$403,662	$654,141	$(869,051)	$2,861,457	$1,018,979
ISA/ISL	0.63	6.56	7.13	0.84	18.77	20.30
Gap/Total assets	20.19%	4.23%	6.85%	9.10%	29.98%	10.68%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12-month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2022 ($)	$(13,582)	$(6,238)	$5,712	$11,131
June 30, 2022 (%)	(4.22)%	(1.94)%	1.77%	3.46%

December 31, 2021 ($)	$(9,008)	$(4,976)	$5,956	$10,224
December 31, 2021 (%)	(3.25)%	(1.79)%	2.15%	3.69%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2022 ($)	$(43,506)	$(22,987)	$17,599	$34,084
June 30, 2022 (%)	(13.50)%	(7.14)%	5.46%	10.58%

December 31, 2021 ($)	$(26,120)	$(17,640)	$13,867	$29,192
December 31, 2021 (%)	(9.42)%	(6.36)%	5.00%	10.53%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the six months ended June 30, 2022 and 2021, the cost of our interest-bearing liabilities averaged 0.22% and 0.31%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.43% and 3.49%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $8.8 million at June 30, 2022 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first six months of 2022, two loans totaling $0.1 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans decreased $4.2 million from December 31, 2021. Changes during the first six months of 2022 can be attributed to the pay off and paydown of troubled debt loans, $2.9 million of which relates to the paydown of one commercial real estate relationship. Please refer to Note 7 “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
Nonperforming loans, including loans held for sale, decreased $19.5 million to $35.7 million at June 30, 2022 compared to $55.2 million at December 31, 2021. During the six months ended June 30, 2022, a $14.5 million commercial real estate loan was removed from nonaccrual status and paid off in full. In addition, the aforementioned paydown on troubled debt restructured loans also decreased the balance of nonaccrual loans by $2.9 million. During the same period $1.6 million of loans were moved to nonaccrual.
The allowance for credit losses as a percentage of nonperforming loans was 262.25% as of June 30, 2022, compared to 167.67% at December 31, 2021, and 183.81% at June 30, 2021. The amount of individually assessed reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $0.4 million and general reserves of $93.2 million as of June 30, 2022. Specific reserves decreased $35 thousand from December 31, 2021, and $2.6 million from June 30, 2021. The decrease from both periods is primarily due to the charge-off and payoffs of relationships with specific reserves assigned. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at June 30, 2022.
Criticized loans totaled $146.8 million at June 30, 2022 and represented 2% of the loan portfolio. The level of criticized loans decreased as of June 30, 2022 when compared to December 31, 2021, by $51.3 million, or 26%. Classified loans totaled $49.8 million at June 30, 2022 compared to $77.6 million at December 31, 2021, a decrease of $27.8 million, or 36%. The decrease in criticized loans is the result of the aforementioned changes in nonperforming loans as well as credit upgrades on borrowers, primarily in the hospitality sector.
The allowance for credit losses was $93.6 million at June 30, 2022, or 1.31% of total loans outstanding, compared to 1.35% reported at December 31, 2021, and 1.44% at June 30, 2021. General reserves, or the portion of the allowance related to loans that were not specifically evaluated, as a percentage of performing loans were 1.31% at June 30, 2022 compared to 1.36% at December 31, 2021 and 1.41% at June 30, 2021. The decrease in the percentage of general reserve from December 31, 2021 and June 30, 2021 are reflective of lower unemployment rates utilized to forecast future loan losses at June 30, 2022 and lower qualitative reserves related to industries impacted by COVID-19.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measurements:

	June 30,				December 31, 2021
	2022		2021
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$19,594		$22,219		$34,926
Troubled debt restructured loans on nonaccrual basis	9,694		23,981		13,134
Troubled debt restructured loans on accrual basis	6,404		6,593		7,120
Total nonperforming loans	$35,692		$52,793		$55,180
Loans past due 30 to 90 days and still accruing	$6,655		$5,895		$8,911
Loans past due in excess of 90 days and still accruing	$3,155		$903		$1,606
Other real estate owned	$93		$394		$642
Loans held for sale at end of period	$12,876		$19,530		$18,583
Portfolio loans and leases outstanding at end of period	$7,119,754		$6,740,535		$6,839,230
Average loans and leases outstanding	$6,965,296	(a)	$6,776,560	(a)	$6,777,192	(b)
Nonperforming loans as a percentage of total loans and leases	0.50%		0.78%		0.81%
Provision for credit losses on loans and leases	$3,743	(a)	$2,926	(a)	$(377)	(b)
Allowance for credit losses	$93,603		$97,038		$92,522
Net charge-offs	$2,662	(a)	$7,197	(a)	$8,410	(b)
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.08%		0.21%		0.12%
Provision for credit losses as a percentage of net charge-offs	140.61%	(a)	40.66%	(a)	(4.48)%	(b)
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (c)	1.31%		1.44%		1.35%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding, excluding PPP loans (c)	1.32%		1.49%		1.37%
Allowance for credit losses as a percentage of nonperforming loans (d)	262.25%		183.81%		167.67%
(a)For the six-month period ended.
(b)For the twelve-month period ended.
(c)Does not include loans held for sale.
(d)Does not include nonperforming loans held for sale.
The following tables show the outstanding balances of our loan and lease portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,170,583	16%	$1,173,452	17%
Real estate construction	392,992	6	494,456	7
Residential real estate	2,100,201	29	1,920,250	28
Commercial real estate	2,319,094	33	2,251,097	33
Loans to individuals	1,136,884	16	999,975	15
Total loans and leases, net of unearned income	$7,119,754	100%	$6,839,230	100%
During the six months ended June 30, 2022, loans increased $280.5 million, or 4.1%, compared to balances outstanding at December 31, 2021.
Real estate construction loans decreased $101.5 million, or 20.5%, primarily due to the completion of commercial real estate construction projects. Residential real estate grew $180.0 million, or 9.4%, primarily due to originations of closed-end 1-4 family mortgage loans. Commercial real estate loans increased $68.0 million, or 3.0%, primarily due to growth in loans secured

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

by nonresidential property due in part to the completion of several construction projects. Loans to individuals increased $136.9 million, or 13.7%, primarily due to growth in the indirect auto and recreational vehicle portfolio.
As indicated in the table below, commercial real estate, residential real estate and commercial, financial and agricultural and other loans represent a significant portion of the nonperforming loans as of June 30, 2022. See discussions related to the provision for credit losses and loans for more information.

	For the Six Months Ended June 30, 2022			As of June 30, 2022
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$825	30.99%	0.02%	$3,653	10.23%	0.05%
Real estate construction	—	—	—	—	—	—
Residential real estate	84	3.16	—	8,638	24.20	0.12
Commercial real estate	533	20.02	0.02	22,963	64.34	0.32
Loans to individuals	1,220	45.83	0.04	438	1.23	0.01
Total loans and leases, net of unearned income	$2,662	100.00%	0.08%	$35,692	100.00%	0.50%
Net charge-offs for the six months ended June 30, 2022 totaled $2.7 million, compared to $7.2 million for the six months ended June 30, 2021. The most significant charge-offs during the six months ended June 30, 2022 included $1.2 million related to loans to individuals, primarily indirect auto loans and personal credit lines. See discussions related to the provision for credit losses and loans for more information.

Capital Resources
At June 30, 2022, shareholders’ equity was $1.0 billion, a decrease of $60.2 million from December 31, 2021. The decrease was the result of a $88.3 million decline in the fair value of available for sale investments and interest rate swaps, which are reflected in the Other Comprehensive Income component of capital. Other items impacting capital include increases of $58.5 million in net income, $2.9 million in treasury stock sales, $22.2 million of dividends paid to shareholders and $11.1 million of common stock repurchases. Cash dividends declared per common share were $0.235 for the six months ended June 30, 2022 and $0.225 for the six months ended June 30, 2021.
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
As of June 30, 2022, the Company had $12.9 million in PPP loans outstanding under the CARES Act. Because these loans are 100% guaranteed by the SBA, banking regulators confirmed that they have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the Federal Reserve's PPP Facility from average total assets when calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. The PPP loans originated by the Company are included in our leverage ratio as of June 30, 2022, as we did not utilize the PPP Facility.
In March 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the pandemic. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). The Company adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at June 30, 2022 for both First Commonwealth and First Commonwealth Bank would have continued to be greater than the amounts needed to be considered “well capitalized”, as the transition provided a capital benefit of approximately 7 to 15 basis points.
As of June 30, 2022, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,106,047	14.64%	$793,170	10.50%	$755,400	10.00%
First Commonwealth Bank	1,053,724	13.98	791,576	10.50	753,882	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$918,321	12.16%	$642,090	8.50%	$604,320	8.00%
First Commonwealth Bank	865,998	11.49	640,800	8.50	603,106	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$918,321	9.79%	$375,313	4.00%	$469,141	5.00%
First Commonwealth Bank	865,998	9.26	374,218	4.00	467,772	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$848,321	11.23%	$528,780	7.00%	$491,010	6.50%
First Commonwealth Bank	865,998	11.49	527,717	7.00	490,023	6.50
On July 26, 2022, First Commonwealth Financial Corporation declared a quarterly dividend of $0.12 per share payable on August 19, 2022 to shareholders of record as of August 5, 2022. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
In October 2021, a share repurchase program was authorized by the Board of Directors for up to an additional $25.0 million in shares of the Company's common stock. As of June 30, 2022, 1,652,977 common shares had been repurchased under this program at an average price of $14.57 per share.
New Accounting Pronouncements
In March 2020, FASB released Accounting Standards Update (“ASU”) 2020-04 - Reference Rate Reform (Topic 848), which provides optional guidance to ease the accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of the discontinuance of the London Interbank Offered Rate ("LIBOR") as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The Company has elected to apply the practical expedient allowing for a contract modification,

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

due to reference rate reform, to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in the update are effective for all entities between March 12, 2020 and December 31, 2022. The Company has established a cross-functional working group to manage the Company’s transition from LIBOR. Products that utilize LIBOR have been identified and have incorporated enhanced language to accommodate the transition to alternative reference rates and the use of LIBOR has been discontinued as an index for new loans. The Company continues to evaluate the impact of the LIBOR transition and adopting the new standard.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On October 26, 2021, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock. The following table details the amount of shares repurchased under this program in the second quarter of 2022:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
April 30, 2022	—	$—	—	1,481,104
May 31, 2022	145,903	13.62	145,903	1,283,185
June 30, 2022	569,404	13.47	569,404	768,125
Total	715,307	$13.50	715,307
* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $13.48 at April 30, 2022, $14.01 at May 31, 2022 and $13.42 at June 30, 2022.

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 9, 2022	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: August 9, 2022	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer