Form 10-Q
period 2022-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2022-11-07
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of November 4, 2022, was 93,376,314.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2022	December 31, 2021
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$106,153	$84,738
Interest-bearing bank deposits	74,619	310,634
Securities available for sale, at fair value	787,415	1,041,380
Securities held to maturity, at amortized cost (Fair value of $395,160 and $536,651 at September 30, 2022 and December 31, 2021, respectively)	474,790	541,311
Other investments	15,456	12,838
Loans held for sale	13,811	18,583
Loans and leases:
Portfolio loans and leases	7,348,917	6,839,230
Allowance for credit losses	(96,093)	(92,522)
Net loans and leases	7,252,824	6,746,708
Premises and equipment, net	120,227	120,775
Other real estate owned	322	642
Goodwill	303,328	303,328
Amortizing intangibles, net	9,622	11,188
Bank owned life insurance	223,990	224,700
Other assets	196,073	128,268
Total assets	$9,578,630	$9,545,093
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,782,654	$2,658,782
Interest-bearing	5,294,995	5,323,716
Total deposits	8,077,649	7,982,498
Short-term borrowings	97,932	138,315
Subordinated debentures	170,897	170,775
Other long-term debt	5,041	5,573
Capital lease obligation	5,551	5,921
Total long-term debt	181,489	182,269
Other liabilities	198,985	132,639
Total liabilities	8,556,055	8,435,721
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued at September 30, 2022 and December 31, 2021, and 93,377,064 and 94,233,152 shares outstanding at September 30, 2022 and December 31, 2021, respectively	113,915	113,915
Additional paid-in capital	497,431	496,121
Retained earnings	750,335	691,260
Accumulated other comprehensive loss, net	(142,289)	(8,768)
Treasury stock (20,537,838 and 19,681,750 shares at September 30, 2022 and December 31, 2021, respectively)	(196,817)	(183,156)
Total shareholders’ equity	1,022,575	1,109,372
Total liabilities and shareholders’ equity	$9,578,630	$9,545,093

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$78,722	$67,259	$212,631	$200,939
Interest and dividends on investments:
Taxable interest	6,080	6,560	18,844	18,226
Interest exempt from federal income taxes	117	142	363	460
Dividends	204	105	488	386
Interest on bank deposits	577	130	1,346	297
Total interest income	85,700	74,196	233,672	220,308
Interest Expense
Interest on deposits	1,028	1,269	2,638	4,753
Interest on short-term borrowings	50	19	89	77
Interest on subordinated debentures	2,157	2,146	6,429	6,410
Interest on other long-term debt	48	56	151	596
Interest on lease obligations	57	61	171	185
Total interest expense	3,340	3,551	9,478	12,021
Net Interest Income	82,360	70,645	224,194	208,287
Provision for credit losses	5,923	330	11,986	1,353
Net Interest Income after Provision for Credit Losses	76,437	70,315	212,208	206,934
Noninterest Income
Net securities gains	—	—	2	16
Trust income	2,777	3,118	8,063	8,340
Service charges on deposit accounts	5,194	4,770	14,695	13,127
Insurance and retail brokerage commissions	2,048	2,218	6,806	6,368
Income from bank owned life insurance	1,419	1,486	4,310	4,946
Gain on sale of mortgage loans	1,485	3,485	4,328	11,615
Gain on sale of other loans and assets	1,093	2,480	4,511	6,281
Card-related interchange income	6,980	7,052	20,607	20,885
Derivatives mark to market	6	218	395	1,371
Swap fee income	2,326	317	3,933	1,715
Other income	2,586	2,101	6,749	6,022
Total noninterest income	25,914	27,245	74,399	80,686
Noninterest Expense
Salaries and employee benefits	32,486	31,066	94,367	88,084
Net occupancy	4,629	3,960	13,586	12,614
Furniture and equipment	4,005	4,052	11,592	11,866
Data processing	3,721	3,196	10,379	9,440
Advertising and promotion	1,278	1,150	3,938	3,829
Pennsylvania shares tax	1,569	1,257	3,487	3,347
Intangible amortization	746	868	2,470	2,597
Other professional fees and services	1,204	1,308	3,622	3,150
FDIC insurance	796	830	2,196	1,964
Loss on sale or write-down of assets	54	171	215	223
Litigation and operational losses	758	589	1,987	1,624
Merger and acquisition related	448	—	448	—
COVID-19 related	39	50	118	357
Branch consolidation	—	—	(104)	18
Other operating	8,168	6,530	23,003	19,316
Total noninterest expense	59,901	55,027	171,304	158,429
Income Before Income Taxes	42,450	42,533	115,303	129,191
Income tax provision	8,482	8,441	22,855	25,710
Net Income	$33,968	$34,092	$92,448	$103,481
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Average Shares Outstanding	93,194,854	95,616,421	93,761,360	95,883,868
Average Shares Outstanding Assuming Dilution	93,450,259	95,892,304	93,994,158	96,130,602
Per Share Data: Basic Earnings per Share	$0.36	$0.36	$0.99	$1.08
Diluted Earnings per Share	$0.36	$0.36	$0.98	$1.08
Cash Dividends Declared per Common Share	$0.120	$0.115	$0.355	$0.340

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net Income	$33,968	$34,092	$92,448	$103,481
Other comprehensive loss, before tax benefit:
Unrealized holding losses on securities arising during the period	(46,213)	(4,025)	(135,258)	(18,122)
Less: reclassification adjustment for gains on securities included in net income	—	—	(2)	(16)
Unrealized holding (losses) gains on derivatives arising during the period	(11,083)	(529)	(33,754)	776
Total other comprehensive loss, before tax benefit	(57,296)	(4,554)	(169,014)	(17,362)
Income tax benefit related to items of other comprehensive loss	12,032	955	35,493	3,645
Total other comprehensive loss	(45,264)	(3,599)	(133,521)	(13,717)
Comprehensive (Loss) Income	$(11,296)	$30,493	$(41,073)	$89,764

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2021	94,233,152	$113,915	$496,121	$691,260	$(8,768)	$(183,156)	$1,109,372
Net income				92,448			92,448
Other comprehensive loss					(133,521)		(133,521)
Cash dividends declared ($0.355 per share)				(33,373)			(33,373)
Treasury stock acquired	(1,132,577)					(15,598)	(15,598)
Treasury stock reissued	174,989		580	—		1,612	2,192
Restricted stock	101,500	—	730	—		325	1,055
Balance at September 30, 2022	93,377,064	$113,915	$497,431	$750,335	$(142,289)	$(196,817)	$1,022,575

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2020	96,130,751	$113,915	$494,683	$596,614	$17,233	$(153,828)	$1,068,617
Net income				103,481			103,481
Other comprehensive loss					(13,717)		(13,717)
Cash dividends declared ($0.340 per share)				(32,673)			(32,673)
Treasury stock acquired	(1,194,062)					(15,985)	(15,985)
Treasury stock reissued	173,907		771	—		1,493	2,264
Restricted stock	99,089	—	475	—		393	868
Balance at September 30, 2021	95,209,685	$113,915	$495,929	$667,422	$3,516	$(167,927)	$1,112,855

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at June 30, 2022	93,705,120	$113,915	$497,431	$727,573	$(97,025)	$(192,736)	$1,049,158
Net income				33,968			33,968
Other comprehensive loss					(45,264)		(45,264)
Cash dividends declared ($0.120 per share)				(11,206)			(11,206)
Treasury stock acquired	(326,656)					(4,453)	(4,453)
Treasury stock reissued	—		—	—		—	—
Restricted stock	(1,400)	—	—	—		372	372
Balance at September 30, 2022	93,377,064	$113,915	$497,431	$750,335	$(142,289)	$(196,817)	$1,022,575

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at June 30, 2021	96,201,628	$113,915	$495,899	$644,362	$7,115	$(154,872)	$1,106,419
Net income				34,092			34,092
Other comprehensive loss					(3,599)		(3,599)
Cash dividends declared ($0.115 per share)				(11,032)			(11,032)
Treasury stock acquired	(997,943)					(13,327)	(13,327)
Treasury stock reissued	—		—	—		—	—
Restricted stock	6,000	—	30	—		272	302
Balance at September 30, 2021	95,209,685	$113,915	$495,929	$667,422	$3,516	$(167,927)	$1,112,855
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Operating Activities	(dollars in thousands)
Net income	$92,448	$103,481
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,986	1,353
Deferred tax expense	297	1,057
Depreciation and amortization	7,790	8,784
Net gains on securities and other assets	(9,248)	(17,093)
Net amortization of premiums and discounts on securities	1,570	3,693
Income from increase in cash surrender value of bank owned life insurance	(4,113)	(4,617)
(Increase) decrease in interest receivable	(888)	4,590
Mortgage loans originated for sale	(156,944)	(308,744)
Proceeds from sale of mortgage loans	159,078	338,115
Increase in interest payable	1,675	929
(Decrease) increase in income taxes payable	(5,222)	2,142
Other-net	10,251	(14,267)
Net cash provided by operating activities	108,680	119,423
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	66,139	89,698
Purchases	(200)	(337,054)
Transactions with securities available for sale:
Proceeds from maturities and redemptions	117,718	353,788
Purchases	—	(667,861)
Purchases of FHLB stock	(3,244)	(3,552)
Proceeds from the redemption of FHLB stock	626	3,060
Proceeds from bank owned life insurance	4,823	5,208
Proceeds from sale of loans	52,906	52,919
Proceeds from sale of other assets	3,862	6,620
Net increase in loans and leases	(563,044)	(37,782)
Purchases of premises and equipment and other assets	(8,037)	(6,056)
Net cash used in investing activities	(328,451)	(541,012)
Financing Activities
Net (decrease) increase in other short-term borrowings	(40,383)	381
Net increase in deposits	95,183	497,915
Repayments of other long-term debt	(531)	(50,512)
Repayments of capital lease obligation	(372)	(346)
Dividends paid	(33,373)	(32,673)
Proceeds from reissuance of treasury stock	245	222
Purchase of treasury stock	(15,598)	(15,305)
Net cash provided by financing activities	5,171	399,682
Net decrease in cash and cash equivalents	(214,600)	(21,907)
Cash and cash equivalents at January 1	395,372	356,581
Cash and cash equivalents at September 30	$180,772	$334,674

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
The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year of 2022. These interim financial statements should be read in conjunction with First Commonwealth’s 2021 Annual Report on Form 10-K.
Note 2 Acquisition
On August 30, 2022, we entered into an agreement and plan of merger to acquire Centric Financial Corporation (“Centric”) and its banking subsidiary, Centric Bank. Based on June 30, 2022 carrying values, Centric will contribute approximately $1.0 billion in total assets, $0.9 billion in total deposits and $0.9 billion in total loans in addition to seven full-service banking offices and one loan production office in the Harrisburg, Philadelphia and Lancaster MSAs. The acquisition is an all-stock transaction and Centric shareholders will be entitled to receive a fixed exchange ratio of 1.09 shares of First Commonwealth common stock for each Centric common stock. This merger is expected to be completed in the first quarter of 2023, subject to certain closing conditions, including approval by Centric Shareholders and customary bank regulatory approvals.
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

	For the Nine Months Ended September 30,
	2022			2021
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized losses on securities:
Unrealized holding losses on securities arising during the period	$(135,258)	$28,405	$(106,853)	$(18,122)	$3,805	$(14,317)
Reclassification adjustment for gains on securities included in net income	(2)	—	(2)	(16)	3	(13)
Total unrealized losses on securities	(135,260)	28,405	(106,855)	(18,138)	3,808	(14,330)
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on derivatives arising during the period	(33,754)	7,088	(26,666)	776	(163)	613
Total unrealized (losses) gains on derivatives	(33,754)	7,088	(26,666)	776	(163)	613
Total other comprehensive loss	$(169,014)	$35,493	$(133,521)	$(17,362)	$3,645	$(13,717)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,
	2022			2021
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized losses on securities:
Unrealized holding losses on securities arising during the period	$(46,213)	$9,705	$(36,508)	$(4,025)	$844	$(3,181)
Reclassification adjustment for losses on securities included in net income	—	—	—	—	—	—
Total unrealized losses on securities	(46,213)	9,705	(36,508)	(4,025)	844	(3,181)
Unrealized losses on derivatives:
Unrealized holding losses on derivatives arising during the period	(11,083)	2,327	(8,756)	(529)	111	(418)
Total unrealized losses on derivatives	(11,083)	2,327	(8,756)	(529)	111	(418)
Total other comprehensive loss	$(57,296)	$12,032	$(45,264)	$(4,554)	$955	$(3,599)

The following table details the change in components of OCI for the nine months ended September 30:

	2022				2021
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(3,317)	$95	$(5,546)	$(8,768)	$20,310	$(182)	$(2,895)	$17,233
Other comprehensive loss before reclassification adjustment	(106,853)	—	(26,666)	(133,519)	(14,317)	—	613	(13,704)
Amounts reclassified from accumulated other comprehensive (loss) income	(2)	—	—	(2)	(13)	—	—	(13)
Net other comprehensive loss during the period	(106,855)	—	(26,666)	(133,521)	(14,330)	—	613	(13,717)
Balance at September 30	$(110,172)	$95	$(32,212)	$(142,289)	$5,980	$(182)	$(2,282)	$3,516

The following table details the change in components of OCI for the three months ended September 30:

	2022				2021
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at June 30	$(73,664)	$95	$(23,456)	$(97,025)	$9,161	$(182)	$(1,864)	$7,115
Other comprehensive loss before reclassification adjustment	(36,508)	—	(8,756)	(45,264)	(3,181)	—	(418)	(3,599)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	—	—	—	—	—
Net other comprehensive loss during the period	(36,508)	—	(8,756)	(45,264)	(3,181)	—	(418)	(3,599)
Balance at September 30	$(110,172)	$95	$(32,212)	$(142,289)	$5,980	$(182)	$(2,282)	$3,516

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the nine months ended September 30:

	2022	2021
	(dollars in thousands)
Cash paid during the period for:
Interest	$7,685	$11,039
Income taxes	23,621	22,374
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	2,211	2,533
Loans transferred from held to maturity to held for sale	47,213	55,700
Loans transferred from available for sale to held to maturity	(94)	—
Gross decrease in market value adjustment to securities available for sale	(135,260)	(18,138)
Gross (decrease) increase in market value adjustment to derivatives	(33,754)	776
Increase in limited partnership investment unfunded commitment	—	6,929
Noncash treasury stock reissuance	1,947	2,042
Unsettled treasury stock repurchases	—	680
Proceeds from death benefit on bank owned life insurance not received	—	(384)
Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average common shares issued	113,914,902	113,914,902	113,914,902	113,914,902
Average treasury stock shares	(20,485,573)	(18,103,611)	(19,938,539)	(17,840,694)
Average deferred compensation shares	(55,751)	(55,615)	(55,716)	(55,581)
Average unearned nonvested shares	(178,724)	(139,255)	(159,287)	(134,759)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	93,194,854	95,616,421	93,761,360	95,883,868
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	199,620	220,268	177,013	191,119
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	55,785	55,615	55,785	55,615
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	93,450,259	95,892,304	93,994,158	96,130,602
Basic Earnings per Share	$0.36	$0.36	$0.99	$1.08
Diluted Earnings per Share	$0.36	$0.36	$0.98	$1.08
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the nine months ended September 30 because to do so would have been antidilutive.

	2022			2021
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	148,423	$12.77	$16.43	111,589	$12.77	$14.58
Restricted Stock Units	24,529	$21.08	$21.08	29,547	$16.41	$16.41

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
The following table identifies the notional amount of those instruments at:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,339,238	$2,353,991
Financial standby letters of credit	17,234	18,824
Performance standby letters of credit	15,408	10,663
Commercial letters of credit	171	975

The notional amounts outstanding as of September 30, 2022 include amounts issued in 2022 of $6.1 million in performance standby letters of credit and $0.6 million in financial standby letters of credit. There were no commercial letters of credit issued in 2022. A liability of $0.1 million has been recorded as of both September 30, 2022 and December 31, 2021, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $9.7 million and $6.4 million as of September 30, 2022 and December 31, 2021, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans as well as estimated utilization for each loan category.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2022, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	September 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$4,456	$65	$(232)	$4,289	$5,242	$420	$—	$5,662
Mortgage-Backed Securities – Commercial	334,730	—	(51,477)	283,253	365,024	1,725	(4,459)	362,290
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	545,165	24	(83,676)	461,513	632,687	6,308	(9,021)	629,974
Other Government-Sponsored Enterprises	1,000	—	(127)	873	1,000	—	(19)	981
Obligations of States and Political Subdivisions	9,494	—	(1,322)	8,172	9,538	89	(103)	9,524
Corporate Securities	32,030	161	(2,876)	29,315	32,088	973	(112)	32,949
Total Securities Available for Sale	$926,875	$250	$(139,710)	$787,415	$1,045,579	$9,515	$(13,714)	$1,041,380

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2022, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$4,999	$4,985
Due after 1 but within 5 years	8,880	8,611
Due after 5 but within 10 years	28,645	24,764
Due after 10 years	—	—
	42,524	38,360
Mortgage-Backed Securities (a)	884,351	749,055
Total Debt Securities	$926,875	$787,415

(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $339.2 million and a fair value of $287.5 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $545.2 million and a fair value of $461.5 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

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
Securities available for sale with an estimated fair value of $647.9 million and $759.1 million were pledged as of September 30, 2022 and December 31, 2021, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	September 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,029	$—	$(240)	$1,789	$2,409	$101	$—	$2,510
Mortgage-Backed Securities- Commercial	77,896	—	(14,224)	63,672	91,439	305	(1,939)	89,805
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	338,959	—	(56,872)	282,087	387,848	2,800	(5,758)	384,890
Mortgage-Backed Securities – Commercial	5,434	—	(123)	5,311	7,309	148	—	7,457
Other Government-Sponsored Enterprises	22,141	—	(4,756)	17,385	21,904	—	(625)	21,279
Obligations of States and Political Subdivisions	27,331	—	(3,377)	23,954	29,402	414	(103)	29,713
Debt Securities Issued by Foreign Governments	1,000	—	(38)	962	1,000	—	(3)	997
Total Securities Held to Maturity	$474,790	$—	$(79,630)	$395,160	$541,311	$3,768	$(8,428)	$536,651
The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$611	$611
Due after 1 but within 5 years	8,236	7,875
Due after 5 but within 10 years	41,062	33,416
Due after 10 years	563	399
	50,472	42,301
Mortgage-Backed Securities (a)	424,318	352,859
Total Debt Securities	$474,790	$395,160
(b)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $79.9 million and a fair value of $65.5 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $344.4 million and a fair value of $287.4 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $340.9 million and $313.9 million were pledged as of September 30, 2022 and December 31, 2021, respectively, to secure public deposits and for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2022 and December 31, 2021, our FHLB stock totaled $14.3 million and $11.7 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and nine months ended September 30, 2022.
As of both September 30, 2022 and December 31, 2021, "Other investments" also includes $1.2 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the nine-months ended September 30, 2022 and 2021, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
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
The following table presents the gross unrealized losses and estimated fair values at September 30, 2022 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,845	$(472)	$—	$—	$3,845	$(472)
Mortgage-Backed Securities – Commercial	188,467	(30,122)	158,458	(35,579)	346,925	(65,701)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	292,688	(33,319)	448,625	(107,229)	741,313	(140,548)
Mortgage-Backed Securities – Commercial	5,311	(123)	—	—	5,311	(123)
Other Government-Sponsored Enterprises	—	—	18,258	(4,883)	18,258	(4,883)
Obligations of States and Political Subdivisions	24,485	(3,081)	7,166	(1,618)	31,651	(4,699)
Debt Securities Issued by Foreign Governments	962	(38)	—	—	962	(38)
Corporate Securities	23,004	(1,991)	4,167	(885)	27,171	(2,876)
Total Securities	$538,762	$(69,146)	$636,674	$(150,194)	$1,175,436	$(219,340)

At September 30, 2022, fixed income securities issued by the U.S. Government and U.S. Government-sponsored enterprises comprised 96% of total unrealized losses. All unrealized losses are the result of changes in market interest rates. At September 30, 2022, there are 218 debt securities in an unrealized loss position.

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
As of September 30, 2022, our corporate securities had an amortized cost and an estimated fair value of $32.0 million and $29.3 million, respectively. As of December 31, 2021, our corporate securities had an amortized cost and estimated fair value of $32.1 million and $32.9 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were six and four corporate securities, respectively, in an unrealized loss position as of September 30, 2022 and December 31, 2021. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the nine months ended September 30, 2022 and 2021.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Consolidated Statements of Financial Condition net of deferred fees and costs, and discounts related to purchased loans. Net deferred fees were $5.2 million and $0.8 million as of September 30, 2022 and December 31, 2021, respectively, and discounts on purchased loans were $5.5 million and $6.0 million September 30, 2022 and December 31, 2021, respectively. The following table provides outstanding balances related to each of our loan types:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,169,206	$1,173,452
Time and demand	1,012,169	1,159,524
Commercial credit cards	13,368	13,928
Equipment finance	43,777
Time and demand other	99,892
Real estate construction	422,690	494,456
Construction other	326,539
Construction residential	96,151
Residential real estate	2,153,904	1,920,250
Residential first lien	1,510,570	1,299,534
Residential junior lien/home equity	643,334	620,716
Commercial real estate	2,393,276	2,251,097
Multifamily	404,328	385,432
Nonowner occupied	1,516,255	1,465,247
Owner occupied	472,693	400,418
Loans to individuals	1,209,841	999,975
Automobile and recreational vehicles	1,120,838	901,280
Consumer credit cards	10,274	11,151
Consumer other	78,729	87,544
Total loans and leases	$7,348,917	$6,839,230
In the table above, Commercial, financial, agricultural and other loans at September 30, 2022 and December 31, 2021 includes $4.9 million and $71.3 million, respectively, in Paycheck Protection Program ("PPP") loans for small businesses who meet the necessary eligibility requirements. PPP loans are 100% guaranteed by the Small Business Administration ("SBA") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the PPP requirements. Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liability to the Company associated with participation in the program.
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
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default, and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 3.70% and during the one-year forecast period it was projected to average 4.57%, with a peak of 4.89%. Current forecast assumptions consider the impact of rising interest rates, global oil prices and supply chain disruption, inflation, Russia's invasion of Ukraine and the potential effects of these on the US economy.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	September 30, 2022
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,123,075	$33,998	$12,133	$—	$—	$46,131	$1,169,206
Time and demand	966,079	33,998	12,092	—	—	46,090	1,012,169
Commercial credit cards	13,368	—	—	—	—	—	13,368
Equipment finance	43,777	—	—	—	—	—	43,777
Time and demand other	99,851	—	41	—	—	41	99,892
Real estate construction	422,690	—	—	—	—	—	422,690
Construction other	326,539	—	—	—	—	—	326,539
Construction residential	96,151	—	—	—	—	—	96,151
Residential real estate	2,147,081	804	6,019	—	—	6,823	2,153,904
Residential first lien	1,506,421	740	3,409	—	—	4,149	1,510,570
Residential junior lien/home equity	640,660	64	2,610	—	—	2,674	643,334
Commercial real estate	2,307,356	58,800	27,120	—	—	85,920	2,393,276
Multifamily	403,777	496	55	—	—	551	404,328
Nonowner occupied	1,440,168	53,980	22,107	—	—	76,087	1,516,255
Owner occupied	463,411	4,324	4,958	—	—	9,282	472,693
Loans to individuals	1,209,457	—	384	—	—	384	1,209,841
Automobile and recreational vehicles	1,120,521	—	317	—	—	317	1,120,838
Consumer credit cards	10,274	—	—	—	—	—	10,274
Consumer other	78,662	—	67	—	—	67	78,729
Total loans and leases	$7,209,659	$93,602	$45,656	$—	$—	$139,258	$7,348,917

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

The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year:

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2022
	Term Loans						Revolving Loans
	2022	2021	2020	2019	2018	Prior		Total
	(dollars in thousands)
Time and demand	$151,625	$166,338	$69,788	$94,503	$66,019	$62,843	$401,053	$1,012,169
Pass	151,625	157,344	60,402	85,295	65,892	61,385	384,136	966,079
OAEM	—	8,586	8,786	2,138	46	597	13,845	33,998
Substandard	—	408	600	7,070	81	861	3,072	12,092
Commercial credit cards	—	—	—	—	—	—	13,368	13,368
Pass	—	—	—	—	—	—	13,368	13,368
Equipment finance	43,777	—	—	—	—	—	—	43,777
Pass	43,777	—	—	—	—	—	—	43,777
Time and demand other	5,835	20,287	20,851	4,024	2,925	41,637	4,333	99,892
Pass	5,835	20,287	20,851	4,024	2,925	41,596	4,333	99,851
Substandard	—	—	—	—	—	41	—	41
Construction other	41,792	134,773	81,657	42,998	23,951	1,082	286	326,539
Pass	41,792	134,773	81,657	42,998	23,951	1,082	286	326,539
Construction residential	44,079	52,020	—	32	18	—	2	96,151
Pass	44,079	52,020	—	32	18	—	2	96,151
OAEM	—	—	—	—	—	—	—	—
Residential first lien	228,085	490,963	344,244	105,769	72,054	267,696	1,759	1,510,570
Pass	228,085	490,580	344,228	105,244	71,453	265,149	1,682	1,506,421
OAEM	—	175	—	136	55	297	77	740
Substandard	—	208	16	389	546	2,250	—	3,409
Residential junior lien/home equity	60,751	51,084	1,574	2,718	1,808	4,600	520,799	643,334
Pass	60,751	51,084	1,574	2,648	1,808	4,462	518,333	640,660
OAEM	—	—	—	—	—	54	10	64
Substandard	—	—	—	70	—	84	2,456	2,610
Multifamily	107,522	89,935	61,212	42,617	20,040	81,620	1,382	404,328
Pass	107,522	89,935	61,212	42,617	20,040	81,069	1,382	403,777
OAEM	—	—	—	—	—	496	—	496
Substandard	—	—	—	—	—	55	—	55
Nonowner occupied	234,038	168,018	108,037	216,851	151,080	633,344	4,887	1,516,255
Pass	234,038	168,018	108,037	216,851	114,601	594,896	3,727	1,440,168
OAEM	—	—	—	—	28,643	24,335	1,002	53,980
Substandard	—	—	—	—	7,836	14,113	158	22,107
Owner occupied	93,475	98,472	58,582	46,871	27,587	141,869	5,837	472,693
Pass	93,475	98,449	56,345	45,159	26,677	137,581	5,725	463,411
OAEM	—	—	1,252	876	836	1,327	33	4,324
Substandard	—	23	985	836	74	2,961	79	4,958
Automobile and recreational vehicles	464,203	356,266	188,208	79,358	25,839	6,964	—	1,120,838
Pass	464,203	356,264	188,112	79,240	25,770	6,932	—	1,120,521
Substandard	—	2	96	118	69	32	—	317
Consumer credit cards	—	—	—	—	—	—	10,274	10,274
Pass	—	—	—	—	—	—	10,274	10,274
Consumer other	5,229	18,003	2,873	4,690	2,390	4,390	41,154	78,729
Pass	5,229	18,003	2,873	4,681	2,390	4,385	41,101	78,662
Substandard	—	—	—	9	—	5	53	67
Total	$1,480,411	$1,646,159	$937,026	$640,431	$393,711	$1,246,045	$1,005,134	$7,348,917

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
Total net charge-offs for the nine months ended September 30, 2022 and 2021 were $5.1 million and $9.5 million, respectively.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of September 30, 2022 and December 31, 2021. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	September 30, 2022
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$241	$—	$4	$2,805	$3,050	$1,166,156	$1,169,206
Time and demand	228	—	—	2,805	3,033	1,009,136	1,012,169
Commercial credit cards	11	—	—	—	11	13,357	13,368
Equipment finance	—	—	—	—	—	43,777	43,777
Time and demand other	2	—	4	—	6	99,886	99,892
Real estate construction	—	—	—	—	—	422,690	422,690
Construction other	—	—	—	—	—	326,539	326,539
Construction residential	—	—	—	—	—	96,151	96,151
Residential real estate	2,794	937	821	5,530	10,082	2,143,822	2,153,904
Residential first lien	1,914	474	487	3,102	5,977	1,504,593	1,510,570
Residential junior lien/home equity	880	463	334	2,428	4,105	639,229	643,334
Commercial real estate	372	29	—	20,757	21,158	2,372,118	2,393,276
Multifamily	73	—	—	—	73	404,255	404,328
Nonowner occupied	93	—	—	19,808	19,901	1,496,354	1,516,255
Owner occupied	206	29	—	949	1,184	471,509	472,693
Loans to individuals	2,622	862	723	384	4,591	1,205,250	1,209,841
Automobile and recreational vehicles	2,129	477	285	317	3,208	1,117,630	1,120,838
Consumer credit cards	44	39	—	—	83	10,191	10,274
Consumer other	449	346	438	67	1,300	77,429	78,729
Total loans and leases	$6,029	$1,828	$1,548	$29,476	$38,881	$7,310,036	$7,348,917

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At September 30, 2022 and December 31, 2021, there were no nonperforming loans held for sale. During the nine months ended September 30, 2022, there were no gains recognized on the sale of nonperforming loans. During the nine months ended September 30, 2021 $0.4 million in gains were recognized on the sale of nonperforming loans.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of September 30, 2022 and December 31, 2021. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2022			December 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$3,381	$9,749		$3,720	$10,303
Time and demand	3,381	9,749		3,720	10,303
Equipment finance	—	—
Time and demand other	—	—
Real estate construction	—	—		45	53
Construction other	—	—
Construction residential	—	—
Residential real estate	8,711	10,573		9,365	11,294
Residential first lien	5,180	6,262		5,200	6,337
Residential junior lien/home equity	3,531	4,311		4,165	4,957
Commercial real estate	15,467	16,434		40,591	41,525
Multifamily	—	—		14,677	14,677
Nonowner occupied	14,121	14,896		24,581	25,310
Owner occupied	1,346	1,538		1,333	1,538
Loans to individuals	475	553		446	485
Automobile and recreational vehicles	408	481		388	422
Consumer other	67	72		58	63
Subtotal	28,034	37,309		54,167	63,660
With an allowance recorded:
Commercial, financial, agricultural and other	1,380	1,555	$1,380	327	349	$307
Time and demand	1,380	1,555	1,380	327	349	307
Equipment finance	—	—	—
Time and demand other	—	—	—
Real estate construction	—	—	—	—	—	—
Construction other	—	—	—
Construction residential	—	—	—
Residential real estate	—	—	—	—	—	—
Residential first lien	—	—	—	—	—	—
Residential junior lien/home equity	—	—	—	—	—	—
Commercial real estate	6,278	7,200	154	686	711	88
Multifamily	—	—	—	421	446	88
Nonowner occupied	6,278	7,200	154	—	—	—
Owner occupied	—	—	—	265	265	—
Loans to individuals	—	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Subtotal	7,658	8,755	1,534	1,013	1,060	395
Total	$35,692	$46,064	$1,534	$55,180	$64,720	$395

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30,
	2022		2021
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$3,762	$88	$9,266	$50
Time and demand	3,762	88	9,266	50
Equipment finance	—	—
Time and demand other	—	—
Real estate construction	—	—	54	—
Construction other	—	—
Construction residential	—	—
Residential real estate	8,984	190	10,504	275
Residential first lien	5,120	139	5,734	210
Residential junior lien/home equity	3,864	51	4,770	65
Commercial real estate	16,663	89	20,813	101
Multifamily	230	—	—	—
Nonowner occupied	14,869	69	18,050	15
Owner occupied	1,564	20	2,763	86
Loans to individuals	435	13	486	12
Automobile and recreational vehicles	363	13	433	12
Consumer other	72	—	53	—
Subtotal	29,844	380	41,123	438
With an allowance recorded:
Commercial, financial, agricultural and other	195	—	1,820	50
Time and demand	195	—	1,820	50
Equipment finance	—	—
Time and demand other	—	—
Real estate construction	—	—	—	—
Construction other	—	—
Construction residential	—	—
Residential real estate	—	—	—	—
Residential first lien	—	—	—	—
Residential junior lien/home equity	—	—	—	—
Commercial real estate	6,795	—	7,408	—
Multifamily	—	—	451	—
Nonowner occupied	6,795	—	6,917	—
Owner occupied	—	—	40	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	6,990	—	9,228	50
Total	$36,834	$380	$50,351	$488

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,
	2022		2021
	Average recorded investment	Interest income recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$3,518	$30	$9,858	$3
Time and demand	3,518	30	9,858	3
Equipment finance	—	—
Time and demand other	—	—
Real estate construction	—	—	54	—
Construction other	—	—
Construction residential	—	—
Residential real estate	8,981	48	10,060	54
Residential first lien	5,200	33	5,558	34
Residential junior lien/home equity	3,781	15	4,502	20
Commercial real estate	16,124	27	15,967	68
Multifamily	—	—	—	—
Nonowner occupied	14,637	18	13,633	4
Owner occupied	1,487	9	2,334	64
Loans to individuals	443	5	504	6
Automobile	369	5	448	6
Consumer other	74	—	56	—
Subtotal	29,066	110	36,443	131
With an allowance recorded:
Commercial, financial, agricultural and other	584	—	1,842	19
Time and demand	584	—	1,842	19
Equipment finance	—	—
Time and demand other	—	—
Real estate construction	—	—	—	—
Construction other	—	—
Construction residential	—	—
Residential real estate	—	—	—	—
Residential first lien	—	—	—	—
Residential junior lien/home equity	—	—	—	—
Commercial real estate	6,336	—	7,476	—
Multifamily	—	—	439	—
Nonowner occupied	6,336	—	6,917	—
Owner occupied	—	—	120	—
Loans to individuals	—	—	—	—
Automobile	—	—	—	—
Consumer other	—	—	—	—
Subtotal	6,920	—	9,318	19
Total	$35,986	$110	$45,761	$150
Unfunded commitments related to nonperforming loans were $0.2 million at both September 30, 2022 and December 31, 2021. After consideration of the requirements to draw and available collateral related to these commitments, it was determined that no reserve was required at September 30, 2022 and December 31, 2021.

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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$6,216	$7,120
Nonaccrual status	8,981	13,134
Total	$15,197	$20,254
Commitments
Letters of credit	$60	$60
Unused lines of credit	21	16
Total	$81	$76

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Nine Months Ended September 30, 2022
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Residential real estate	2	$—	$10	$59	$69	$68	$—
Residential first lien	2	—	10	59	69	68	—
Total	2	$—	$10	$59	$69	$68	$—

	For the Nine Months Ended September 30, 2021
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	6	$—	$—	$6,803	$6,803	$2,895	$—
Time and demand	6	—	—	6,803	6,803	2,895	—
Residential real estate	13	—	219	301	520	500	—
Residential first lien	10	—	219	171	390	375	—
Residential junior lien/home equity	3	—	—	130	130	125	—
Commercial real estate	2	—	—	644	644	645	—
Nonowner occupied	2	—	—	644	644	645	—
Loans to individuals	7	—	110	63	173	151	—
Automobile and recreational vehicles	7	—	110	63	173	151	—
Total	28	$—	$329	$7,811	$8,140	$4,191	$—
The troubled debt restructurings included in the above tables are also included in the nonperforming loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the nine months ended September 30, 2022 and 2021, $10 thousand and $284 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For both 2022 and 2021, the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended September 30, 2022, there were no loans identified as troubled debt restructurings.
The following table provides detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings for the three months ended September 30, 2021.

	For the Three Months Ended September 30, 2021
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	5	$—	$—	$206	$206	$202	$—
Time and demand	5	—	—	206	206	202	—
Residential real estate	5	—	113	117	230	221	—
Residential first lien	3	—	113	—	113	109	—
Residential junior lien/home equity	2	—	—	117	117	112	—
Commercial real estate	2	—	—	644	644	645	—
Nonowner occupied	2	—	—	644	644	645	—
Loans to individuals	3	—	17	63	80	76	—
Automobile and recreational vehicles	3	—	17	63	80	76	—
Total	15	$—	$130	$1,030	$1,160	$1,144	$—
The troubled debt restructurings included in the above tables are also included in the nonperforming loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the three months ended September 30, 2021, $86 thousand of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. For three months ended September 30, 2022, there were no similar modifications. For modifications made in 2021, the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. For both the three and nine months ended September 30, 2022 and 2021, there were no loans restructured within the past twelve months that were considered to be in default.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Nine Months Ended September 30, 2022
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$18,093	$(1,836)	$313	$5,902	$22,472
Time and demand	15,283	(604)	155	5,712	20,546
Commercial credit cards	247	(209)	68	194	300
Equipment finance	—	—	—	569	569
Time and demand other	2,563	(1,023)	90	(573)	1,057
Real estate construction	4,220	—	9	2,682	6,911
Construction other	3,278	—	9	1,736	5,023
Construction residential	942	—	—	946	1,888
Residential real estate	12,625	(263)	143	6,798	19,303
Residential first lien	7,459	(124)	112	5,562	13,009
Residential junior lien/home equity	5,166	(139)	31	1,236	6,294
Commercial real estate	33,376	(1,887)	351	(3,941)	27,899
Multifamily	3,561	(411)	1	1,273	4,424
Nonowner occupied	24,838	(1,236)	340	(7,940)	16,002
Owner occupied	4,977	(240)	10	2,726	7,473
Loans to individuals	24,208	(3,113)	1,160	(2,747)	19,508
Automobile and recreational vehicles	21,392	(1,515)	699	(3,416)	17,160
Consumer credit cards	496	(415)	53	255	389
Consumer other	2,320	(1,183)	408	414	1,959
Total loans and leases	$92,522	$(7,099)	$1,976	$8,694	$96,093
a) The provision expense(credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2022
				Loans
	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses
	(dollars in thousands)
Commercial, financial, agricultural and other	$22,472	$1,380	$21,092	$1,169,206	$3,853	$1,165,353
Time and demand	20,546	1,380	19,166	1,012,169	3,853	1,008,316
Commercial credit cards	300	—	300	13,368	—	13,368
Equipment finance	569	—	569	43,777	—	43,777
Time and demand other	1,057	—	1,057	99,892	—	99,892
Real estate construction	6,911	—	6,911	422,690	—	422,690
Construction other	5,023	—	5,023	326,539	—	326,539
Construction residential	1,888	—	1,888	96,151	—	96,151
Residential real estate	19,303	—	19,303	2,153,904	—	2,153,904
Residential first lien	13,009	—	13,009	1,510,570	—	1,510,570
Residential junior lien/home equity	6,294	—	6,294	643,334	—	643,334
Commercial real estate	27,899	154	27,745	2,393,276	20,775	2,372,501
Multifamily	4,424	—	4,424	404,328	—	404,328
Nonowner occupied	16,002	154	15,848	1,516,255	20,101	1,496,154
Owner occupied	7,473	—	7,473	472,693	674	472,019
Loans to individuals	19,508	—	19,508	1,209,841	—	1,209,841
Automobile and recreational vehicles	17,160	—	17,160	1,120,838	—	1,120,838
Consumer credit cards	389	—	389	10,274	—	10,274
Consumer other	1,959	—	1,959	78,729	—	78,729
Total loans and leases	$96,093	$1,534	$94,559	$7,348,917	$24,628	$7,324,289

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2021
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$17,187	$(6,522)	$299	$6,898	$17,862
Time and demand	16,838	(6,397)	292	6,849	17,582
Commercial credit cards	349	(125)	7	49	280
Real estate construction	7,966	—	135	(3,768)	4,333
Residential real estate	14,358	(130)	309	(1,732)	12,805
Residential first lien	7,919	(36)	206	(632)	7,457
Residential junior lien/home equity	6,439	(94)	103	(1,100)	5,348
Commercial real estate	41,953	(1,659)	130	(5,784)	34,640
Multifamily	6,240	(1)	—	(2,408)	3,831
Nonowner occupied	28,414	(1,556)	120	(880)	26,098
Owner occupied	7,299	(102)	10	(2,496)	4,711
Loans to individuals	19,845	(3,199)	1,163	6,736	24,545
Automobile and recreational vehicles	16,133	(1,399)	826	5,642	21,202
Consumer credit cards	635	(372)	51	182	496
Consumer other	3,077	(1,428)	286	912	2,847
Total loans and leases	$101,309	$(11,510)	$2,036	$2,350	$94,185
a) The provision expense(credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

	For the Nine Months Ended September 30, 2021
				Loans
	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses
	(dollars in thousands)
Commercial, financial, agricultural and other	$17,862	$479	$17,383	$1,224,591	$5,561	$1,219,030
Time and demand	17,582	479	17,103	1,210,694	5,561	1,205,133
Commercial credit cards	280	—	280	13,897	—	13,897
Real estate construction	4,333	—	4,333	424,016	—	424,016
Residential real estate	12,805	—	12,805	1,875,375	254	1,875,121
Residential first lien	7,457	—	7,457	1,254,142	—	1,254,142
Residential junior lien/home equity	5,348	—	5,348	621,233	254	620,979
Commercial real estate	34,640	501	34,139	2,231,890	20,333	2,211,557
Multifamily	3,831	103	3,728	405,720	435	405,285
Nonowner occupied	26,098	338	25,760	1,442,845	18,314	1,424,531
Owner occupied	4,711	60	4,651	383,325	1,584	381,741
Loans to individuals	24,545	—	24,545	976,708	—	976,708
Automobile and recreational vehicles	21,202	—	21,202	886,367	—	886,367
Consumer credit cards	496	—	496	10,617	—	10,617
Consumer other	2,847	—	2,847	79,724	—	79,724
Total loans and leases	$94,185	$980	$93,205	$6,732,580	$26,148	$6,706,432

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2022
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$21,989	$(852)	$154	$1,181	$22,472
Time and demand	19,921	(321)	77	869	20,546
Commercial credit cards	387	(132)	42	3	300
Equipment finance	272	—	—	297	569
Time and demand other	1,409	(399)	35	12	1,057
Real estate construction	5,529	—	9	1,373	6,911
Construction other	3,600	—	9	1,414	5,023
Construction residential	1,929	—	—	(41)	1,888
Residential real estate	17,747	(119)	83	1,592	19,303
Residential first lien	11,860	(79)	67	1,161	13,009
Residential junior lien/home equity	5,887	(40)	16	431	6,294
Commercial real estate	31,387	(1,335)	332	(2,485)	27,899
Multifamily	3,555	—	1	868	4,424
Nonowner occupied	20,953	(1,095)	330	(4,186)	16,002
Owner occupied	6,879	(240)	1	833	7,473
Loans to individuals	16,951	(1,064)	331	3,290	19,508
Automobile and recreational vehicles	14,563	(538)	156	2,979	17,160
Consumer credit cards	312	(182)	15	244	389
Consumer other	2,076	(344)	160	67	1,959
Total loans and leases	$93,603	$(3,370)	$909	$4,951	$96,093
a) The provision expense(credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

	For the Three Months Ended September 30, 2021
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$21,466	$(2,066)	$106	$(1,644)	$17,862
Time and demand	21,098	(2,059)	104	(1,561)	17,582
Commercial credit cards	368	(7)	2	(83)	280
Real estate construction	4,285	—	—	48	4,333
Residential real estate	12,933	(11)	98	(215)	12,805
Residential first lien	7,394	—	24	39	7,457
Residential junior lien/home equity	5,539	(11)	74	(254)	5,348
Commercial real estate	35,795	(102)	90	(1,143)	34,640
Multifamily	4,379	—	—	(548)	3,831
Nonowner occupied	26,911	—	80	(893)	26,098
Owner occupied	4,505	(102)	10	298	4,711
Loans to individuals	22,559	(727)	335	2,378	24,545
Automobile and recreational vehicles	19,298	(331)	251	1,984	21,202
Consumer credit cards	528	(125)	9	84	496
Consumer other	2,733	(271)	75	310	2,847
Total loans and leases	$97,038	$(2,906)	$629	$(576)	$94,185
a) The provision expense(credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 Leases
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

			September 30, 2022	December 31, 2021
Balance sheet:
Operating lease asset classified as premises and equipment			$41,637	$40,550
Operating lease liability classified as other liabilities			46,023	44,801
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,259	$1,545	$3,727	$4,281

Weighted average lease term, in years			14.10	14.36
Weighted average discount rate			3.28%	3.34%
Operating cash flows			$1,245	$1,190
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2022 were as follows (dollars in thousands):

For the twelve months ended:
September 30, 2023	$4,983
September 30, 2024	4,820
September 30, 2025	4,705
September 30, 2026	4,262
September 30, 2027	4,040
Thereafter	36,183
Total future minimum lease payments	58,993
Less remaining imputed interest	12,970
Operating lease liability	$46,023

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at September 30, 2022 and December 31, 2021, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) as well as all states in which we conduct business. Generally, tax years prior to the year ended December 31, 2019 are no longer open to examination by federal and state taxing authorities.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
September 30, 2022
Other Investments	$1,170		Carrying Value	N/A	N/A
Nonperforming Loans	422	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$3.00 - $3.00 (b)
				Oil per BBL/d	$80.00 - $80.00 (b)
Limited Partnership Investments	16,598		Par Value	N/A	N/A
December 31, 2021
Other Investments	$1,170		Carrying Value	N/A	N/A
Nonperforming Loans	598	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$2.00 - $2.00 (b)
				Oil per BBL/d	$50.00 - $50.00 (b)
Limited Partnership Investments	14,981		Par Value	N/A	N/A

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
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$4,289	$—	$4,289
Mortgage-Backed Securities - Commercial	—	283,253	—	283,253
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	461,513	—	461,513
Other Government-Sponsored Enterprises	—	873	—	873
Obligations of States and Political Subdivisions	—	8,172	—	8,172
Corporate Securities	—	29,315	—	29,315
Total Securities Available for Sale	—	787,415	—	787,415
Other Investments	—	14,286	1,170	15,456
Loans Held for Sale	—	13,811	—	13,811
Other Assets(a)	—	57,179	16,598	73,777
Total Assets	$—	$872,691	$17,768	$890,459
Other Liabilities(a)	$—	$96,948	$—	$96,948
Total Liabilities	$—	$96,948	$—	$96,948
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

	2022
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,170	$14,981	$16,151
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	1,809	1,809
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(192)	(192)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,170	$16,598	$17,768

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
During the nine months ended September 30, 2022 and 2021, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2022 and 2021.
For the three months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2022
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,170	$16,613	$17,783
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	26	26
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(41)	(41)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$1,170	$16,598	$17,768

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
During the three months ended September 30, 2022 and 2021, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2022 and 2021.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$22,672	$11,486	$34,158
Other real estate owned	—	369	—	369
Total Assets	$—	$23,041	$11,486	$34,527

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$42,538	$12,247	$54,785
Other real estate owned	—	729	—	729
Total Assets	$—	$43,267	$12,247	$55,514
The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Nonperforming loans	$(2,200)	$(745)	$(2,653)	$(2,537)
Other real estate owned	—	—	—	—
Total losses	$(2,200)	$(745)	$(2,653)	$(2,537)
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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned, determined using an internal valuation, is classified as Level 3. Other real estate owned has a current carrying value of $0.3 million as of September 30, 2022 and consists of three residential real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2022.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million at both September 30, 2022 and December 31, 2021. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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
The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	September 30, 2022
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$106,153	$106,153	$106,153	$—	$—
Interest-bearing deposits	74,619	74,619	74,619	—	—
Securities available for sale	787,415	787,415	—	787,415	—
Securities held to maturity	474,790	395,160	—	395,160	—
Other investments	15,456	15,456	—	14,286	1,170
Loans held for sale	13,811	13,811	—	13,811	—
Loans	7,348,917	7,377,557	—	22,672	7,354,885
Financial liabilities
Deposits	8,077,649	8,065,102	—	8,065,102	—
Short-term borrowings	97,932	85,814	—	85,814	—
Subordinated debt	170,897	157,682	—	—	157,682
Long-term debt	5,041	4,954	—	4,954	—
Capital lease obligation	5,551	5,551	—	5,551	—

	December 31, 2021
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$84,738	$84,738	$84,738	$—	$—
Interest-bearing deposits	310,634	310,634	310,634	—	—
Securities available for sale	1,041,380	1,041,380	—	1,041,380	—
Securities held to maturity	541,311	536,651	—	536,651	—
Other investments	12,838	12,838	—	11,668	1,170
Loans held for sale	18,583	18,583	—	18,583	—
Loans	6,839,230	7,169,768	—	42,538	7,127,230
Financial liabilities
Deposits	7,982,498	7,980,101	—	7,980,101	—
Short-term borrowings	138,315	136,473	—	136,473	—
Subordinated debt	170,775	175,040	—	—	175,040
Long-term debt	5,573	6,065	—	6,065	—
Capital lease obligation	5,921	5,921	—	5,921	—

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
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income. For the three months ended September 30, 2022, there was a negative impact of $1.8 million on net interest income and for the nine months ended September 30, 2022, there was a negative impact of $1.4 million on net interest income as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," or "Interest and fees on loans", the same line items in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at September 30, 2022, and changes in the fair value attributed to hedge ineffectiveness were not material.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three and nine months ended September 30, 2022 was a decrease of $0.2 million and $1.6 million, respectively.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At September 30, 2022, the underlying funded mortgage loan commitments had a carrying value of $7.7 million and a fair value of $6.0 million, while the underlying unfunded mortgage loan commitments had a notional amount of $22.0 million. At December 31, 2021, the underlying funded mortgage loan commitments had a carrying value of $11.0 million and a fair value of $11.9 million, while the underlying unfunded mortgage loan commitments had a notional amount of $29.7 million. The interest rate lock commitments decreased other noninterest income by $0.8 million and by $1.0 million for the three and nine months ended September 30, 2022, respectively.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other operating expense" in the unaudited Consolidated Statements of Income. The increase in other noninterest expense for the three and nine months ended September 30, 2022 totaled $7 thousand and $5 thousand, respectively.

The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$—	$(395)
Notional amount:
Interest rate derivatives	823,176	708,759
Interest rate caps	15,421	66,007
Interest rate collars	35,354	35,354
Risk participation agreements	264,306	241,111
Sold credit protection on risk participation agreements	(122,041)	(95,618)
Interest rate options	21,991	29,691
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(40,776)	(7,022)
Notional amount	570,000	570,000
Interest rate forwards:
Fair value adjustment	1,007	(29)
Notional amount	23,000	38,000
Foreign exchange forwards:
Fair value adjustment	—	12
Notional amount	—	1,982

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income,"Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Non-hedging interest rate derivatives
(Decrease) increase in other income	$(149)	$(27)	$(1,253)	$309
Hedging interest rate derivatives
(Decrease) increase in interest and fees on loans	(1,975)	305	(1,288)	305
(Decrease) increase in interest from subordinated debentures	(159)	236	159	462
Hedging interest rate forwards
(Decrease) increase in other income	(764)	641	(1,036)	(401)
Hedging foreign exchange forwards
Increase in other expense	7	3	5	5
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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of both September 30, 2022 and December 31, 2021 was $303.3 million. No impairment charges on goodwill or other intangible assets were incurred in 2022 or 2021.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of September 30, 2022, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Subordinated Debentures
Subordinated debentures outstanding are as follows:

			September 30, 2022	December 31, 2021
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	4.875% until June 1, 2023, then 3-Month LIBOR + 1.845%	$49,476	$49,407
First Commonwealth Bank	2033	5.50% until June 1, 2028, then 3-Month LIBOR + 2.37%	49,254	49,201
First Commonwealth Capital Trust II	2034	3-Month LIBOR + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	2034	3-Month LIBOR + 2.85%	41,238	41,238
Total			$170,897	$170,775
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
In order to reduce its exposure to variability in expected future cash flows related to interest payments on First Commonwealth Capital Trust II and III, the Company entered into two interest rate swap contracts that are designated as cash flow hedges. These contracts fix the LIBOR based portion of the interest rate on Capital Trust II at 1.515% until August 15, 2024 and on Capital Trust III at 1.525% until August 15, 2026. Additional information related to these cash flow hedges can be found in Note 12- "Derivatives".
Note 15 Revenue Recognition

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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $2.9 million and $2.6 million in commission expense as of September 30, 2022 and 2021, respectively.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$2,777	$3,118	$8,063	$8,340
Service charges on deposit accounts	5,194	4,770	14,695	13,127
Insurance and retail brokerage commissions	2,048	2,218	6,806	6,368
Card-related interchange income	6,980	7,052	20,607	20,885
Gain on sale of other loans and assets	40	125	393	630
Other income	991	1,064	3,064	3,146
Noninterest Income (in-scope of Topic 606)	18,030	18,347	53,628	52,496
Noninterest Income (out-of-scope of Topic 606)	7,884	8,898	20,771	28,190
Total Noninterest Income	$25,914	$27,245	$74,399	$80,686

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and nine months ended September 30, 2022 and 2021, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 58 and 66 for the nine and three months ended September 30, 2022 and 2021.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share data)
Net Income	$33,968	$34,092	$92,448	$103,481
Per Share Data:
Basic Earnings per Share	$0.36	$0.36	$0.99	$1.08
Diluted Earnings per Share	0.36	0.36	0.98	1.08
Cash Dividends Declared per Common Share	0.120	0.115	0.355	0.340
Average Balance:
Total assets	$9,534,094	$9,502,501	$9,553,082	$9,362,908
Total equity	1,063,334	1,113,789	1,078,038	1,096,282
End of Period Balance:
Net loans and leases (1)			$7,266,635	$6,658,320
Total assets			9,578,630	9,477,854
Total deposits			8,077,649	7,936,485
Total equity			1,022,575	1,112,855
Key Ratios:
Return on average assets	1.41%	1.42%	1.29%	1.48%
Return on average equity	12.67%	12.14%	11.47%	12.62%
Dividends payout ratio	33.33%	31.94%	35.86%	31.48%
Average equity to average assets ratio	11.15%	11.72%	11.28%	11.71%
Net interest margin	3.76%	3.23%	3.45%	3.27%
Net loans to deposits ratio			89.96%	83.90%
(1) Includes loans held for sale.

Results of Operations
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net Income
For the nine months ended September 30, 2022, First Commonwealth had net income of $92.4 million, or $0.98 diluted earnings per share, compared to net income of $103.5 million, or $1.08 diluted earnings per share, in the nine months ended September 30, 2021. The decrease in net income was primarily the result of a $12.0 million provision for credit losses recognized during the nine months ended September 30, 2022 compared to a provision of $1.4 million recognized in the same period in 2021. Additionally, net interest income increased $15.9 million, noninterest income decreased $6.3 million and noninterest expense increased $12.9 million during the nine months ended September 30, 2022 compared to the same period in 2021.
For the nine months ended September 30, 2022, the Company’s return on average equity was 11.47% and its return on average assets was 1.29%, compared to 12.62% and 1.48%, respectively, for the nine months ended September 30, 2021.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $225.0 million in the first nine months of 2022, compared to $209.1 million for the same period in 2021. The increase in net interest income can be attributed to a 14 basis point increase in the yield on interest-earning assets, 7 basis point decrease in the cost of interest-bearing liabilities and a $168.8 million increase in average interest-earning assets. Net interest income comprises the majority of our operating revenue (net interest income

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

before provision expense plus noninterest income), at 75.1% and 72.1% for the nine months ended September 30, 2022 and 2021, respectively.
The net interest margin on a fully taxable equivalent basis was 3.45% for the nine months ended September 30, 2022 and 3.27% for the nine months ended September 30, 2021. The net interest margin is affected by changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 3.59% for the nine months ended September 30, 2022, an increase of 14 basis points compared to the 3.45% yield for the same period in 2021. Impacting the yield on interest-earning assets is a $354.5 million decline in average PPP loans, which yield higher rates than the remainder of the loan portfolio due to the recognition of PPP loan deferred processing fees, net of deferred origination costs. As the PPP loans paid off, due to forgiveness by the US Government, the funds were used to fund growth in the loan portfolio. Also impacting the yield on interest-earning assets for the nine months ended September 30, 2022 was $1.2 million in interest and loan fees recognized when a nonaccrual loan was paid off during the second quarter. The interest and fees collected on this loan increased the net interest margin for the nine months ended September 30, 2022 by 2 basis points.

The loan yield for the nine months ended September 30, 2022, increased 6 basis points compared to the same period in 2021. This increase in loan yield was a result of growth in the loan portfolio as well as increases in interest rates. The loan yield was negatively impacted by a decline in average PPP loans outstanding. These loans, which were originated under the CARES Act, had an average balance of $26.1 million with a stated loan rate of 1% and a yield of 13.50% for the nine months ended September 30, 2022. During the nine months ended September 30, 2021, PPP loans averaged $380.6 million with a yield of 6.72%. The yield on PPP loans includes the recognition of PPP loan deferred processing fees, net of deferred origination costs, of $2.3 million for the nine months ended September 30, 2022. These amounts are recognized in interest income as a yield adjustment over the life of the loan with accelerated recognition when a loan is forgiven or paid off. As of September 30, 2022, we expect to recognize additional PPP-related deferred processing fees, net of origination costs, of approximately $0.1 million as an adjustment to yield over the remaining terms of the loans. The balance of PPP loans outstanding at September 30, 2022 totaled $4.9 million. During the nine months ended September 30, 2022, PPP loans generated $2.6 million in income compared to $19.1 million during the same period in 2021. For the nine months ended September 30, 2022, PPP loans increased the yield on total loans and the net interest margin by 4 basis points and 3 basis points, respectively. PPP loans increased both the yield on total loans and the net interest margin by 16 basis points during the nine months ended September 30, 2021.

The investment portfolio yield increased 8 basis points in comparison to the prior year as new volume rates were higher than the portfolio yield. The average investment portfolio balance decreased $23.8 million as maturities and runoff funded loan growth. Interest-bearing deposits with banks, which decreased from $340.9 million in 2021 to $240.5 million in 2022 increased the yield on earning assets by 8 basis points for the nine months ended September 30, 2022.
The cost of interest-bearing liabilities decreased to 0.22% for the nine months ended September 30, 2022, from 0.29% for the same period in 2021. This decline is a result of changes in the mix of interest-bearing liabilities as higher costing interest-bearing liabilities, such as time deposits and long-term debt declined on average $112.7 million and $25.4 million, respectively. The cost of interest-bearing deposits decreased 6 basis points and short-term borrowings increased 2 basis points in comparison to the same period last year.
For the nine months ended September 30, 2022, changes in rates positively impacted net interest income by $6.3 million when compared with the same period in 2021. The higher yield on interest-earning assets, despite lower income on PPP loans, positively impacted net interest income by $5.0 million, while the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $1.3 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $9.5 million for the nine months ended September 30, 2022, as compared to the same period in 2021. Higher levels of interest-earning assets resulted in an increase of $8.3 million in interest income, and changes in the volume and mix of interest-bearing liabilities decreased interest expense by $1.2 million, primarily due to decreases in the cost of long-term debt and time deposits. Average earning assets for the nine months ended September 30, 2022 increased $168.8 million, or 2.0%, compared to the same period in 2021. Average loans for the comparable period increased $293.0 million, or 4.3%.
Net interest income also benefited from a $108.3 million increase in average net free funds at September 30, 2022 as compared to September 30, 2021. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $145.4 million, or 5.7%, in noninterest-bearing demand deposit average balances. Average time deposits for the

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

nine months ended September 30, 2022 decreased by $112.7 million compared to the comparable period in 2021, while the average rate paid on time deposits decreased 28 basis points compared to the same period in 2021.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the nine months ended September 30:

	2022	2021
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$233,672	$220,308
Adjustment to fully taxable equivalent basis	759	834
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	234,431	221,142
Interest expense	9,478	12,021
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$224,953	$209,121

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the nine months ended September 30:

	2022			2021
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$240,509	$1,346	0.75%	$340,872	$297	0.12%
Tax-free investment securities	23,371	459	2.63	28,805	582	2.70
Taxable investment securities	1,397,982	19,332	1.85	1,416,373	18,612	1.76
Loans and leases, net of unearned income (b)(c)	7,065,213	213,294	4.04	6,772,239	201,651	3.98
Total interest-earning assets	8,727,075	234,431	3.59	8,558,289	221,142	3.45
Noninterest-earning assets:
Cash	113,538			93,108
Allowance for credit losses	(93,923)			(103,654)
Other assets	806,392			815,165
Total noninterest-earning assets	826,007			804,619
Total Assets	$9,553,082			$9,362,908
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,595,905	$435	0.04%	$1,531,928	$332	0.03%
Savings deposits (d)	3,404,113	1,506	0.06	3,256,381	2,531	0.10
Time deposits	354,938	697	0.26	467,653	1,890	0.54
Short-term borrowings	104,343	89	0.11	117,478	77	0.09
Long-term debt	181,856	6,751	4.96	207,225	7,191	4.64
Total interest-bearing liabilities	5,641,155	9,478	0.22	5,580,665	12,021	0.29
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,701,458			2,556,078
Other liabilities	132,431			129,883
Shareholders’ equity	1,078,038			1,096,282
Total Noninterest-Bearing Funding Sources	3,911,927			3,782,243
Total Liabilities and Shareholders’ Equity	$9,553,082			$9,362,908
Net Interest Income and Net Yield on Interest-Earning Assets		$224,953	3.45%		$209,121	3.27%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the nine months ended September 30, 2022 and 2021.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the nine months ended September 30, 2022 compared with September 30, 2021:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$1,049	$(90)	$1,139
Tax-free investment securities	(123)	(110)	(13)
Taxable investment securities	720	(242)	962
Loans and leases	11,643	8,721	2,922
Total interest income (b)	13,289	8,279	5,010
Interest-bearing liabilities:
Interest-bearing demand deposits	103	14	89
Savings deposits	(1,025)	110	(1,135)
Time deposits	(1,193)	(455)	(738)
Short-term borrowings	12	(9)	21
Long-term debt	(440)	(880)	440
Total interest expense	(2,543)	(1,220)	(1,323)
Net interest income	$15,832	$9,499	$6,333
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the nine months ended September 30:

	2022		2021
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$5,902	68%	$6,898	293%
Time and demand	5,712	66	6,849	291
Commercial credit cards	194	2	49	2
Equipment finance	569	7
Time and demand other	(573)	(7)
Real estate construction	2,682	31	(3,768)	(160)
Construction other	1,736	20
Construction residential	946	11
Residential real estate	6,798	78	(1,732)	(74)
Residential first lien	5,562	64	(632)	(27)
Residential junior lien/home equity	1,236	14	(1,100)	(47)
Commercial real estate	(3,941)	(45)	(5,784)	(246)
Multifamily	1,273	15	(2,408)	(103)
Nonowner occupied	(7,940)	(91)	(880)	(37)
Owner occupied	2,726	31	(2,496)	(106)
Loans to individuals	(2,747)	(32)	6,736	287
Automobile and recreational vehicles	(3,416)	(40)	5,642	240
Consumer credit cards	255	3	182	8
Consumer other	414	5	912	39
Provision for credit losses on loans and leases	$8,694	100%	$2,350	100%
Provision for off-balance sheet credit exposure	3,292		(997)
Total provision for credit losses	$11,986		$1,353
The provision for credit losses on loans and leases for the nine months ended September 30, 2022 increased in comparison to the nine months ended September 30, 2021 by $6.3 million.
For the nine months ended September 30, 2022, the increase in provision expense on loans and leases was primarily due to changes in the economic forecast used to estimate the allowance for credit losses as well as loan growth. Additionally, the provision for residential first lien and the negative provision for automobile and recreational vehicles were largely the result of an annual review of loss history data used in the allowance for credit loss model. Contributing to the negative provision for commercial real estate is the release of the remaining COVID-19 qualitative reserves which were established at the beginning of the pandemic. These reserves have been released as the risk of the COVID-19 pandemic on the loan portfolio declined. Provision expense was also impacted by an increase of $0.6 million in reserves on individually analyzed loans.
Total provision expense for the nine months ended September 30, 2022 is a result of the loan portfolio changes noted above as well as growth in off-balance sheet commitments and the impact on the off balance sheet reserve related to construction commitments because of the annual review of peer loss history data.
The provision expense for the nine months ended September 30, 2021 was primarily the result of an improved economic forecast which reflected a decline in the projected impact of the COVID-19 pandemic on the economy and expected loan losses. Provision expense for the time and demand and automobile and recreational vehicle portfolios were also impacted by increases in qualitative reserves due to changes in risk ratings and portfolio growth, respectively.
The allowance for credit losses was $96.1 million, or 1.31%, of total loans outstanding at September 30, 2022, compared to $92.5 million, or 1.35%, at December 31, 2021 and $94.2 million, or 1.40%, at September 30, 2021. Nonperforming loans as a percentage of total loans and leases decreased to 0.48% at September 30, 2022 from 0.81% at December 31, 2021 and 0.56% as

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

of September 30, 2021. The allowance to nonperforming loan ratio was 269.23%, 167.67% and 247.30% as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively.

Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at September 30, 2022.
Below is an analysis of the consolidated allowance for credit losses for the nine months ended September 30, 2022 and 2021 and the year-ended December 31, 2021:

	September 30, 2022	September 30, 2021	December 31, 2021
	(dollars in thousands)
Balance, beginning of period	$92,522	$101,309	$101,309
Loans charged off:
Commercial, financial, agricultural and other	1,836	6,522	7,020
Real estate construction	—	—	9
Residential real estate	263	130	309
Commercial real estate	1,887	1,659	1,659
Loans to individuals	3,113	3,199	4,061
Total loans charged off	7,099	11,510	13,058
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	313	299	2,430
Real estate construction	9	135	155
Residential real estate	143	309	468
Commercial real estate	351	130	135
Loans to individuals	1,160	1,163	1,460
Total recoveries	1,976	2,036	4,648
Net charge-offs	5,123	9,474	8,410
Provision for credit losses on loans charged to expense	8,694	2,350	(377)
Balance, end of period	$96,093	$94,185	$92,522
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.10%	0.19%	0.12%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.31%	1.40%	1.35%
Allowance for credit losses as a percentage of end-of-period loans outstanding, excluding PPP loans	1.31%	1.43%	1.37%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the nine months ended September 30:

	2022	2021	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$8,063	$8,340	$(277)	(3)%
Service charges on deposit accounts	14,695	13,127	1,568	12
Insurance and retail brokerage commissions	6,806	6,368	438	7
Income from bank owned life insurance	4,310	4,946	(636)	(13)
Card-related interchange income	20,607	20,885	(278)	(1)
Swap fee income	3,933	1,715	2,218	129
Other income	6,749	6,022	727	12
Subtotal	65,163	61,403	3,760	6
Net securities gains	2	16	(14)	(88)
Gain on sale of mortgage loans	4,328	11,615	(7,287)	(63)
Gain on sale of other loans and assets	4,511	6,281	(1,770)	(28)
Derivatives mark to market	395	1,371	(976)	(71)
Total noninterest income	$74,399	$80,686	$(6,287)	(8)%
Total noninterest income, excluding net securities gains, gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market for the nine months ended September 30, 2022 increased $3.8 million, or 6%, compared to the nine months ended September 30, 2021. Service charges on deposit accounts increased $1.6 million as customer activity began to return to pre-COVID levels and swap fee income increased $2.2 million due to growth in interest rate swaps entered into for our commercial customers. Other income increased $0.7 million primarily due to income related to limited partnership investments and insurance and retail brokerage commissions income increased $0.4 million due to growth in annuity sales. Trust income decreased $0.3 million as a result of declines in the value of assets under management and income from bank owned life insurance decreased $0.6 million compared to the prior period due to recognition of a benefit during the nine months ended September 30, 2021, with no similar benefit during the nine months ended September 30, 2022.
Total noninterest income decreased $6.3 million, or 8%, compared to the same period in the prior year. The most significant changes, other than the changes noted above, include a $7.3 million decrease in gain on sale of mortgage loans as a result of changes in volume and the spread received on mortgage loans sold. The mark to market adjustment on interest rate swaps entered into for our commercial loan customers decreased $1.0 million. This adjustment does not reflect a realized gain or loss on the swaps, but rather relates to changes in fair value due to movements in corporate bond spreads and swap rates. The gain on sale of other loans and assets decreased $1.8 million due to a lower volume of loans, primarily SBA loans, being sold in the first nine months of 2022 compared to the same period in 2021.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the nine months ended September 30:

	2022	2021	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$94,367	$88,084	$6,283	7%
Net occupancy	13,586	12,614	972	8
Furniture and equipment	11,592	11,866	(274)	(2)
Data processing	10,379	9,440	939	10
Advertising and promotion	3,938	3,829	109	3
Pennsylvania shares tax	3,487	3,347	140	4
Intangible amortization	2,470	2,597	(127)	(5)
Other professional fees and services	3,622	3,150	472	15
FDIC insurance	2,196	1,964	232	12
Other operating	23,003	19,316	3,687	19
Subtotal	168,640	156,207	12,433	8
Loss on sale or write-down of assets	215	223	(8)	(4)
Merger and acquisition related	448	—	448	N/A
COVID-19 related	118	357	(239)	(67)
Branch consolidation	(104)	18	(122)	(678)
Litigation and operational losses	1,987	1,624	363	22
Total noninterest expense	$171,304	$158,429	$12,875	8%
Noninterest expense increased $12.9 million, or 8%, for the nine months ended September 30, 2022 compared to the same period in 2021. Contributing to the increase in expense in 2022 is a $6.3 million increase in salaries and employee benefits primarily due to annual merit increases and an increase in the number of full time equivalent employees from 1,409 at September 30, 2021 to 1,422 at September 30, 2022. Net occupancy increased $1.0 million primarily due to higher building repairs and maintenance costs. Data processing costs increased $0.9 million due to continued investment in our digital banking and other product offerings. Contributing to the increase in other operating expenses were several expense categories, including credit reporting, travel, interview and placement and subscriptions, none of which were individually significant.
In October 2022, the FDIC adopted a final rule to increase the deposit insurance assessment rate by 2 basis points beginning with the first quarterly assessment period of 2023. This increase is estimated to increase the Company's annual FDIC assessment by approximately $1.7 million.
Income Tax
The provision for income taxes decreased $2.9 million for the nine months ended September 30, 2022, compared to the corresponding period in 2021, due to the decrease in income before income taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the nine months ended September 30, 2022 and 2021.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an annual effective tax rate of 19.8% and 19.9% for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, our deferred tax assets totaled $62.7 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Net Income
For the three months ended September 30, 2022, First Commonwealth recognized net income of $34.0 million, or $0.36 diluted earnings per share, compared to net income of $34.1 million, or $0.36 diluted earnings per share, in the three months ended September 30, 2021. The decrease in net income was primarily the result of a $5.6 million increase in the provision for credit losses, $4.9 million increase in noninterest expense and a $1.3 million decrease in noninterest income all of which was partially offset by a $11.7 million increase in net interest income.
For the three months ended September 30, 2022, the Company’s return on average equity was 12.67% and its return on average assets was 1.41%, compared to 12.14% and 1.42%, respectively, for the three months ended September 30, 2021.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $82.6 million in the third quarter of 2022, compared to $70.9 million for the same period in 2021. Net interest income comprises the majority of our operating revenue (i.e., net interest income before provision expense plus noninterest income), at 76.1% and 72.2% for the three months ended September 30, 2022 and 2021, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.76% and 3.23% for the three months ended September 30, 2022 and September 30, 2021, respectively. The increase in the net interest margin is attributable to both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 3.92% for the three months ended September 30, 2022, an increase of 53 basis points compared to the 3.39% yield for the same period in 2021. This is largely due to a 35 basis point increase in the loan portfolio yield when compared to the three months ended September 30, 2021 as a result of a higher interest rate environment in 2022. Also impacting the yield on loans was PPP loans originated under the CARES Act, which have a stated rate of 1% and a yield of 14.61% during the three months ended September 30, 2022. The yield on PPP loans includes the recognition of PPP loan deferred processing fees, net of deferred origination costs, of $0.2 million. These loans increased the average balance of loans by $7.2 million and generated $0.3 million in income for the third quarter of 2022, resulting in a 1 basis point increase in the yield on loans and no impact on the net interest margin. During the third quarter of 2021, PPP loans generated $5.7 million in income and increased the average balance of loans by $225.3 million resulting in a 21 basis point increase in the yield on loans and an 18 basis point increase in the net interest margin.
The cost of interest-bearing liabilities decreased to 0.24% for the three months ended September 30, 2022, from 0.25% for the same period in 2021, primarily due to a decrease in the cost of time deposits and savings deposits. Strategies to manage deposit costs lowered the average rate on savings deposits by 2 basis points and the maturity of higher costing time deposits provided a decrease of 12 basis points in comparison to the same period last year.
For the three months ended September 30, 2022, changes in interest rates positively impacted net interest income by $7.9 million when compared with the same period in 2021. The higher yield on loans contributed to interest-earning assets positively impacting net interest income by $7.8 million, while a decrease in the cost of interest-bearing liabilities positively impacted net interest income by $0.1 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $3.8 million during the three months ended September 30, 2022, as compared to the same period in 2021. The mix of interest-earning assets resulted in an increase of $3.7 million in interest income while changes in the volume and mix of interest-bearing liabilities decreased interest expense by $0.1 million. Average interest-earning assets for the three months ended September 30, 2022 increased $7.0 million, or 0.1%, compared to the same period in 2021. Average loans for the comparable period increased $498.1 million, or 7.4%.
Net interest income also benefited from a $52.0 million increase in average net free funds at September 30, 2022 as compared to September 30, 2021. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $99.2 million, or 3.7%, in noninterest-bearing demand deposit average balances. Average time deposits for the three months ended September 30, 2022 decreased by $80.9 million compared to the comparable period in 2021, decreasing interest expense by $0.1 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended September 30:

	2022	2021
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$85,700	$74,196
Adjustment to fully taxable equivalent basis	261	235
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	85,961	74,431
Interest expense	3,340	3,551
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$82,621	$70,880

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended September 30:

	2022			2021
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$106,841	$577	2.14%	$323,414	$130	0.16%
Tax-free investment securities	22,584	147	2.58	27,360	180	2.61
Taxable investment securities	1,316,890	6,284	1.89	1,586,611	6,665	1.67
Loans and leases, net of unearned income (b)(c)	7,261,790	78,953	4.31	6,763,739	67,456	3.96
Total interest-earning assets	8,708,105	85,961	3.92	8,701,124	74,431	3.39
Noninterest-earning assets:
Cash	106,038			94,811
Allowance for credit losses	(95,385)			(102,503)
Other assets	815,336			809,069
Total noninterest-earning assets	825,989			801,377
Total Assets	$9,534,094			$9,502,501
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,603,810	$222	0.05%	$1,587,855	$112	0.03%
Savings deposits (d)	3,348,469	599	0.07	3,311,473	781	0.09
Time deposits	336,346	207	0.24	417,274	376	0.36
Short-term borrowings	102,073	50	0.19	118,112	19	0.06
Long-term debt	181,596	2,262	4.94	182,623	2,263	4.92
Total interest-bearing liabilities	5,572,294	3,340	0.24	5,617,337	3,551	0.25
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,746,258			2,647,089
Other liabilities	152,208			124,286
Shareholders’ equity	1,063,334			1,113,789
Total noninterest-bearing funding sources	3,961,800			3,885,164
Total Liabilities and Shareholders’ Equity	$9,534,094			$9,502,501
Net Interest Income and Net Yield on Interest-Earning Assets		$82,621	3.76%		$70,880	3.23%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended September 30, 2022 and 2021.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended September 30, 2022 compared with September 30, 2021:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$447	$(87)	$534
Tax-free investment securities	(33)	(31)	(2)
Taxable investment securities	(381)	(1,135)	754
Loans and leases	11,497	4,971	6,526
Total interest income (b)	11,530	3,718	7,812
Interest-bearing liabilities:
Interest-bearing demand deposits	110	1	109
Savings deposits	(182)	8	(190)
Time deposits	(169)	(73)	(96)
Short-term borrowings	31	(2)	33
Long-term debt	(1)	(13)	12
Total interest expense	(211)	(79)	(132)
Net interest income	$11,741	$3,797	$7,944

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the three months ended September 30:

	2022		2021
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,181	24%	$(1,644)	286%
Time and demand	869	18	(1,561)	271
Commercial credit cards	3	—	(83)	15
Equipment finance	297	6
Time and demand other	12	—
Real estate construction	1,373	28	48	(8)
Construction other	1,414	29
Construction residential	(41)	(1)
Residential real estate	1,592	32	(215)	37
Residential first lien	1,161	23	39	(7)
Residential junior lien/home equity	431	9	(254)	44
Commercial real estate	(2,485)	(50)	(1,143)	198
Multifamily	868	18	(548)	95
Nonowner occupied	(4,186)	(85)	(893)	155
Owner occupied	833	17	298	(52)
Loans to individuals	3,290	66	2,378	(413)
Automobile and recreational vehicles	2,979	60	1,984	(344)
Consumer credit cards	244	5	84	(15)
Consumer other	67	1	310	(54)
Provision for credit losses on loans and leases	$4,951	100%	$(576)	100%
Provision for off-balance sheet credit exposure	972		906
Total provision for credit losses	$5,923		$330

The provision for credit losses on loans and leases for the three months ended September 30, 2022 increased in comparison to the three months ended September 30, 2021 by $5.5 million. The level of provision expense in the third quarter of 2022 is primarily the result of an increase in loan balances as well as changes in the economic forecast used in calculation of the allowance for credit losses. These increases were partially offset by declines in qualitative reserves which were provided for several loan categories impacted by COVID-19 . The provision for off-balance sheet credit exposure increased $0.1 million primarily due to the level of unfunded commitments. Net charge-offs for the three months ended September 30, 2022 were $2.5 million.
The level of provision expense in the third quarter of 2021 was primarily the result of an improved economic forecast, which reflected declines in the impact of the COVID-19 pandemic on the economy and expected loan losses. The third quarter 2021 provision expense was also impacted by the release of a $1.1 million specific reserve on a nonaccrual loan that paid off during the third quarter. Net charge-offs for the three months ended September 30, 2021 were $2.3 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended September 30, 2022 and 2021 and the year-ended December 31, 2021:

	September 30, 2022	September 30, 2021	December 31, 2021
	(dollars in thousands)
Balance, beginning of period	$93,603	$97,038	$101,309
Loans charged off:
Commercial, financial, agricultural and other	852	2,066	7,020
Real estate construction	—	—	9
Residential real estate	119	11	309
Commercial real estate	1,335	102	1,659
Loans to individuals	1,064	727	4,061
Total loans charged off	3,370	2,906	13,058
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	154	106	2,430
Real estate construction	9	—	155
Residential real estate	83	98	468
Commercial real estate	332	90	135
Loans to individuals	331	335	1,460
Total recoveries	909	629	4,648
Net charge-offs	2,461	2,277	8,410
Provision for credit losses on loans charged to expense	4,951	(576)	(377)
Balance, end of period	$96,093	$94,185	$92,522

Noninterest Income
The following table presents the components of noninterest income for the three months ended September 30:

	2022	2021	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,777	$3,118	$(341)	(11)%
Service charges on deposit accounts	5,194	4,770	424	9
Insurance and retail brokerage commissions	2,048	2,218	(170)	(8)
Income from bank owned life insurance	1,419	1,486	(67)	(5)
Card-related interchange income	6,980	7,052	(72)	(1)
Swap fee income	2,326	317	2,009	634
Other income	2,586	2,101	485	23
Subtotal	23,330	21,062	2,268	11
Gain on sale of mortgage loans	1,485	3,485	(2,000)	(57)
Gain on sale of other loans and assets	1,093	2,480	(1,387)	(56)
Derivatives mark to market	6	218	(212)	(97)
Total noninterest income	$25,914	$27,245	$(1,331)	(5)%

Total noninterest income for the three months ended September 30, 2022 decreased $1.3 million, or 5%, in comparison to the three months ended September 30, 2021. The most significant changes include a $2.0 million decrease in gain on sale of mortgage loans due to changes in the volume and spreads on mortgage loans sold and a $1.4 million decrease in gain on sale of other loans and assets due to a decrease in the volume of SBA loans sold during the quarter. Swap fee income increased $2.0 million due to growth in interest rate swaps entered into for our commercial customers. Additionally, service charges on deposits increased $0.4 million due to growth in customer accounts and transactions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended September 30:

	2022	2021	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$32,486	$31,066	$1,420	5%
Net occupancy	4,629	3,960	669	17
Furniture and equipment	4,005	4,052	(47)	(1)
Data processing	3,721	3,196	525	16
Advertising and promotion	1,278	1,150	128	11
Pennsylvania shares tax	1,569	1,257	312	25
Intangible amortization	746	868	(122)	(14)
Other professional fees and services	1,204	1,308	(104)	(8)
FDIC insurance	796	830	(34)	(4)
Other operating	8,168	6,530	1,638	25
Subtotal	58,602	54,217	4,385	8
Loss on sale or write-down of assets	54	171	(117)	(68)
Merger and acquisition related	448	—	448	N/A
COVID-19 related	39	50	(11)	(22)
Litigation and operational losses	758	589	169	29
Total noninterest expense	$59,901	$55,027	$4,874	9%

Noninterest expense increased $4.9 million, or 9%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase is a result of a $1.4 million increase in salary and employee benefit expense, primarily due to annual merit increases, higher incentive expense and number of employees. Also contributing to higher noninterest expense is a $1.6 million increase in other operating expenses due to several expense categories, including credit reporting and meals and travel, none of which were individually significant. Net occupancy expense increased $0.7 million as a result of higher repairs and maintenance costs and data processing increased $0.5 million due to investments in additional digital and product solutions.
Income Tax
The provision for income taxes increased $0.04 million for the three months ended September 30, 2022, compared to the corresponding period in 2021.  The effective tax rate increased 20 basis points from 19.8% for the three months ended September 30, 2021 to 20.0% for the three months ended September 30, 2022.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended September 30, 2022 and 2021.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first nine months of 2022, the maturity and redemption of investment securities provided $183.9 million in liquidity. These funds contributed to the liquidity used to originate loans, purchase investment securities and fund depositor withdrawals.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland (“FRB”) and access to certificates of deposit through brokers.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of September 30, 2022, our maximum borrowing capacity under this program was $1.4 billion, and as of that date there was $5.4 million outstanding with an average weighted rate of 0.56% and an average original term of 364 days. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program, which enables us to take certain loans that are not being used as collateral at the FHLB and pledge them as collateral for borrowings at the FRB. At September 30, 2022, the borrowing capacity under this program totaled $1.0 billion and there was no balance outstanding. As of September 30, 2022, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.9 billion and as of that date amounts used against this capacity included $5.0 million in outstanding borrowings and no outstanding letters of credit.
We also have available unused federal funds lines with four correspondent banks. These lines have an aggregate commitment of $160.0 million with no outstanding balance as of September 30, 2022. In addition, we have available unused repo lines with two correspondent banks. These lines have an aggregate commitment of $400.0 million with no outstanding balance as of September 30, 2022.
First Commonwealth Financial Corporation has an unsecured $20.0 million line of credit with another financial institution. As of September 30, 2022, there are no amounts outstanding on this line.
First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$2,782,654	$2,658,782
Interest-bearing demand deposits(a)	354,310	291,476
Savings deposits(a)	4,608,762	4,647,197
Time deposits	331,923	385,043
Total	$8,077,649	$7,982,498
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
During the first nine months of 2022, total deposits increased $95.2 million. Interest-bearing demand and savings deposits increased $24.4 million, noninterest-bearing demand deposits increased $123.9 million and time deposits decreased $53.1 million.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.77 and 0.84 at September 30, 2022 and December 31, 2021, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is the gap analysis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,065,808	$346,717	$545,479	$3,958,004	$2,378,947	$940,237
Investments	45,229	39,214	72,275	156,718	473,331	764,181
Other interest-earning assets	74,619	—	—	74,619	—	—
Total interest-sensitive assets (ISA)	3,185,656	385,931	617,754	4,189,341	2,852,278	1,704,418
Certificates of deposit	86,683	59,428	87,454	233,565	97,175	1,190
Other deposits	4,963,072	—	—	4,963,072	—	—
Borrowings	170,302	203	50,405	220,910	3,241	50,990
Total interest-sensitive liabilities (ISL)	5,220,057	59,631	137,859	5,417,547	100,416	52,180
Gap	$(2,034,401)	$326,300	$479,895	$(1,228,206)	$2,751,862	$1,652,238
ISA/ISL	0.61	6.47	4.48	0.77	28.40	32.66
Gap/Total assets	21.24%	3.41%	5.01%	12.82%	28.73%	17.25%

	December 31, 2021
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,910,172	$394,048	$606,468	$3,910,688	$2,296,873	$555,022
Investments	98,969	82,267	154,316	335,552	725,576	516,766
Other interest-earning assets	310,629	—	—	310,629	—	—
Total interest-sensitive assets (ISA)	3,319,770	476,315	760,784	4,556,869	3,022,449	1,071,788
Certificates of deposit	97,269	72,453	106,243	275,965	107,795	1,232
Other deposits	4,938,673	—	—	4,938,673	—	—
Borrowings	210,682	200	400	211,282	53,197	51,577
Total interest-sensitive liabilities (ISL)	5,246,624	72,653	106,643	5,425,920	160,992	52,809
Gap	$(1,926,854)	$403,662	$654,141	$(869,051)	$2,861,457	$1,018,979
ISA/ISL	0.63	6.56	7.13	0.84	18.77	20.30
Gap/Total assets	20.19%	4.23%	6.85%	9.10%	29.98%	10.68%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12-month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2022 ($)	$(12,280)	$(5,036)	$4,542	$8,488
September 30, 2022 (%)	(3.42)%	(1.40)%	1.26%	2.36%

December 31, 2021 ($)	$(9,008)	$(4,976)	$5,956	$10,224
December 31, 2021 (%)	(3.25)%	(1.79)%	2.15%	3.69%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2022 ($)	$(48,935)	$(21,791)	$14,047	$26,657
September 30, 2022 (%)	(13.62)%	(6.06)%	3.91%	7.42%

December 31, 2021 ($)	$(26,120)	$(17,640)	$13,867	$29,192
December 31, 2021 (%)	(9.42)%	(6.36)%	5.00%	10.53%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the nine months ended September 30, 2022 and 2021, the cost of our interest-bearing liabilities averaged 0.22% and 0.29%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.59% and 3.45%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $9.7 million at September 30, 2022 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first nine months of 2022, two loans totaling $0.1 million were identified as troubled debt restructurings.
The balance of troubled debt restructured loans decreased $5.1 million from December 31, 2021. Changes during the first nine months of 2022 can be attributed to the pay off and paydown of troubled debt loans, $3.1 million of which relates to the paydown of one commercial real estate relationship. Please refer to Note 8 “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
Nonperforming loans, including loans held for sale, decreased $19.5 million to $35.7 million at September 30, 2022 compared to $55.2 million at December 31, 2021. During the nine months ended September 30, 2022, a $14.5 million commercial real estate loan was removed from nonaccrual status and paid off in full. In addition, the aforementioned paydown on troubled debt restructured loans also decreased the balance of nonaccrual loans by $3.1 million as did a partial charge-off of one commercial relationship of $0.8 million and the pay-off of one commercial real estate relationship of $0.7 million. During the same period $4.2 million of loans were moved to nonaccrual.
The allowance for credit losses as a percentage of nonperforming loans was 269.23% as of September 30, 2022, compared to 167.67% at December 31, 2021, and 247.30% at September 30, 2021. The amount of individually assessed reserves included in the allowance for nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $1.5 million and general reserves of $94.6 million as of September 30, 2022. Specific reserves increased $1.1 million from December 31, 2021, and $0.6 million from September 30, 2021. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2022.
Criticized loans totaled $139.3 million at September 30, 2022 and represented 2% of the loan portfolio. The level of criticized loans decreased as of September 30, 2022 when compared to December 31, 2021, by $58.9 million, or 30%. Classified loans totaled $45.7 million at September 30, 2022 compared to $77.6 million at December 31, 2021, a decrease of $31.9 million, or 41%. The decrease in criticized loans is the result of the aforementioned changes in nonperforming loans as well as credit upgrades on borrowers, primarily in the hospitality sector.
The allowance for credit losses was $96.1 million at September 30, 2022, or 1.31% of total loans outstanding, compared to 1.35% reported at December 31, 2021, and 1.40% at September 30, 2021. General reserves, or the portion of the allowance related to loans that were not specifically evaluated, as a percentage of performing loans were 1.29% at September 30, 2022 compared to 1.36% at December 31, 2021 and 1.39% at September 30, 2021. The decrease in the percentage of general reserve from December 31, 2021 and September 30, 2021 are reflective of changes in the economic forecast used to estimate future loan losses at September 30, 2022 and lower qualitative reserves related to industries impacted by COVID-19.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measurements:

	September 30,				December 31, 2021
	2022		2021
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$20,495		$14,466		$34,926
Troubled debt restructured loans on nonaccrual basis	8,981		16,210		13,134
Troubled debt restructured loans on accrual basis	6,216		7,410		7,120
Total nonperforming loans	$35,692		$38,086		$55,180
Loans past due 30 to 90 days and still accruing	$7,857		$7,138		$8,911
Loans past due in excess of 90 days and still accruing	$1,548		$1,135		$1,606
Other real estate owned	$322		$502		$642
Loans held for sale at end of period	$13,811		$19,925		$18,583
Portfolio loans and leases outstanding at end of period	$7,348,917		$6,732,580		$6,839,230
Average loans and leases outstanding	$7,065,213	(a)	$6,772,239	(a)	$6,777,192	(b)
Nonperforming loans as a percentage of total loans and leases	0.48%		0.56%		0.81%
Provision for credit losses on loans and leases	$8,694	(a)	$2,350	(a)	$(377)	(b)
Allowance for credit losses	$96,093		$94,185		$92,522
Net charge-offs	$5,123	(a)	$9,474	(a)	$8,410	(b)
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.10%		0.19%		0.12%
Provision for credit losses as a percentage of net charge-offs	169.71%	(a)	24.80%	(a)	(4.48)%	(b)
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (c)	1.31%		1.40%		1.35%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding, excluding PPP loans (c)	1.31%		1.43%		1.37%
Allowance for credit losses as a percentage of nonperforming loans (d)	269.23%		247.30%		167.67%
(a)For the nine-month period ended.
(b)For the twelve-month period ended.
(c)Does not include loans held for sale.
(d)Does not include nonperforming loans held for sale.
The following tables show the outstanding balances of our loan and lease portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,169,206	16%	$1,173,452	17%
Real estate construction	422,690	6	494,456	7
Residential real estate	2,153,904	29	1,920,250	28
Commercial real estate	2,393,276	33	2,251,097	33
Loans to individuals	1,209,841	16	999,975	15
Total loans and leases, net of unearned income	$7,348,917	100%	$6,839,230	100%
During the nine months ended September 30, 2022, loans increased $509.7 million, or 7.5%, compared to balances outstanding at December 31, 2021.
Real estate construction loans decreased $71.8 million, or 14.5%, primarily due to the completion of commercial real estate construction projects. Residential real estate grew $233.7 million, or 12.2%, primarily due to originations of closed-end 1-4 family mortgage loans. Commercial real estate loans increased $142.2 million, or 6.3%, primarily due to growth in loans

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

secured by nonresidential property due in part to the completion of several construction projects. Loans to individuals increased $209.9 million, or 21.0%, primarily due to growth in the indirect auto and recreational vehicle portfolio.
As indicated in the table below, commercial real estate, residential real estate and commercial, financial and agricultural and other loans represent a significant portion of the nonperforming loans as of September 30, 2022. See discussions related to the provision for credit losses and loans for more information.

	For the Nine Months Ended September 30, 2022			As of September 30, 2022
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,523	29.73%	0.03%	$4,761	13.34%	0.06%
Real estate construction	(9)	(0.18)	—	—	—	—
Residential real estate	120	2.35	—	8,711	24.41	0.12
Commercial real estate	1,536	29.98	0.03	21,745	60.92	0.29
Loans to individuals	1,953	38.12	0.04	475	1.33	0.01
Total loans and leases, net of unearned income	$5,123	100.00%	0.10%	$35,692	100.00%	0.48%
Net charge-offs for the nine months ended September 30, 2022 totaled $5.1 million, compared to $9.5 million for the nine months ended September 30, 2021. The most significant charge-offs during the nine months ended September 30, 2022 included $2.0 million related to loans to individuals, primarily indirect auto loans and personal credit lines. See discussions related to the provision for credit losses and loans for more information.

Capital Resources
At September 30, 2022, shareholders’ equity was $1.0 billion, a decrease of $86.8 million from December 31, 2021. The decrease was the result of a $133.5 million decline in the fair value of available for sale investments and interest rate swaps, which are reflected in the Other Comprehensive Income component of capital. Other items impacting capital include $92.4 million in net income, $3.2 million in treasury stock sales, $33.4 million of dividends paid to shareholders and $15.6 million of common stock repurchases. Cash dividends declared per common share were $0.355 for the nine months ended September 30, 2022 and $0.340 for the nine months ended September 30, 2021.
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
As of September 30, 2022, the Company had $4.9 million in PPP loans outstanding under the CARES Act. Because these loans are 100% guaranteed by the SBA, banking regulators confirmed that they have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the Federal Reserve's PPP Facility from average total assets when calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. The PPP loans originated by the Company are included in our leverage ratio as of September 30, 2022, as we did not utilize the PPP Facility.
In March 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the pandemic. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). The Company adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at September 30, 2022 for both First Commonwealth and First Commonwealth Bank would have continued to be greater than the amounts needed to be considered “well capitalized”, as the transition provided a capital benefit of approximately 7 to 15 basis points.
As of September 30, 2022, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,128,312	14.48%	$818,184	10.50%	$779,223	10.00%
First Commonwealth Bank	1,075,065	13.82	816,541	10.50	777,658	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$941,477	12.08%	$662,340	8.50%	$623,379	8.00%
First Commonwealth Bank	888,230	11.42	661,009	8.50	622,127	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$941,477	10.09%	$373,285	4.00%	$466,607	5.00%
First Commonwealth Bank	888,230	9.54	372,365	4.00	465,456	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$871,477	11.18%	$545,456	7.00%	$506,495	6.50%
First Commonwealth Bank	888,230	11.42	544,361	7.00	505,478	6.50
On October 25, 2022, First Commonwealth Financial Corporation declared a quarterly dividend of $0.12 per share payable on November 18, 2022 to shareholders of record as of November 4, 2022. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
In October 2021, a share repurchase program was authorized by the Board of Directors for up to an additional $25.0 million in shares of the Company's common stock. As of September 30, 2022, 1,371,019 common shares had been repurchased under this program at an average price of $13.92 per share.
New Accounting Pronouncements
In March 2020, FASB released Accounting Standards Update (“ASU”) 2020-04 - Reference Rate Reform (Topic 848), which provides optional guidance to ease the accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of the discontinuance of the London Interbank Offered Rate ("LIBOR") as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

expected to be discontinued. The Company has elected to apply the practical expedient allowing for a contract modification, due to reference rate reform, to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in the update are effective for all entities between March 12, 2020 and December 31, 2022. The Company has established a cross-functional working group to manage the Company’s transition from LIBOR. Products that utilize LIBOR have been identified and have incorporated enhanced language to accommodate the transition to alternative reference rates and the use of LIBOR has been discontinued as an index for new loans. The Company continues to evaluate the impact of the LIBOR transition and adopting the new standard.
In October 2021, FASB released ASU 2021-08 – “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, “Revenue from Contracts with Customers.” ASU 2021-08 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The standard should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On October 26, 2021, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock. The following table details the amount of shares repurchased under this program in the third quarter of 2022:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
July 31, 2022	324,551	$13.63	324,551	398,914
August 31, 2022	—	—	—	438,569
September 30, 2022	—	—	—	460,429
Total	324,551	$13.63	324,551

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $14.82 at July 31, 2022, $13.48 at August 31, 2022 and $12.84 at September 30, 2022.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable

ITEM 5.    OTHER INFORMATION
    None

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

2.1	Merger Agreement	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed August 30, 2022.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements. Note that XBRL tags are embedded within the document.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: November 7, 2022	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: November 7, 2022	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer