Form 10-K
period 2022-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2023-02-28
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file Number 001-11138
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA		25-1428528
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
601 PHILADELPHIA STREET		15701
INDIANA,	PA
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (724) 349-7220
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
COMMON STOCK, $1 PAR VALUE	FCF	NEW YORK STOCK EXCHANGE
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
Large accelerated filer ☒     Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2022) was approximately $1,235,063,508.
The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of February 24, 2023, was 103,069,202.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 25, 2023 are incorporated by reference into Part III.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Reform Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of First Commonwealth or its management or Board of Directors, including those relating to products, services or operations; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may,” are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:
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

PART I

ITEM 1.    Business
Overview
First Commonwealth Financial Corporation (“First Commonwealth,” the “Company” or “we”) is a financial holding company headquartered in Indiana, Pennsylvania. First Commonwealth's subsidiaries include First Commonwealth Bank ("FCB" or the "Bank"), First Commonwealth Insurance Agency, Inc. ("FCIA"), FRAMAL and First Commonwealth Financial Advisors, ("FCFA"). We provide a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services and offer insurance products through FCB and our other operating subsidiaries. At December 31, 2022, we had total assets of $9.8 billion, total loans of $7.7 billion, total deposits of $8.0 billion and shareholders’ equity of $1.1 billion. Our principal executive office is located at 601 Philadelphia Street, Indiana, Pennsylvania 15701, and our telephone number is (724) 349-7220.
FCB is a Pennsylvania bank and trust company. At December 31, 2022, the Bank operated 119 community banking offices throughout western and central Pennsylvania, and northeastern, central and southwestern Ohio, as well as corporate banking centers in Pittsburgh, Pennsylvania, and Columbus, Canton and Cleveland, Ohio, and mortgage banking offices in Wexford, Pennsylvania, and Hudson, Westlake and Lewis Center, Ohio. The Bank also operates a network of 132 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the NYCE and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is a member of the Allpoint ATM network, which allows surcharge-free access to over 55,000 ATMs. The Bank is also a member of the “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of over 350 ATMs in over 50 counties in Pennsylvania, Maryland, New York, and Ohio.
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
In 2015, we expanded into central Ohio through the acquisition of First Community Bank with four branches in the Columbus area. In 2016, we acquired 13 branches from FirstMerit Bank, National Association, in Canton-Massillon and Ashtabula, Ohio and in 2017, we acquired DCB Financial Corp, ("DCB") and its banking subsidiary The Delaware County Bank and Trust Company with nine full-service banking offices in the Columbus, Ohio MSA. In 2018, we acquired Garfield Acquisition Corp., and its banking subsidiary Foundation Bank with five full-service banking offices in the Cincinnati, Ohio area. Additionally, since 2014, we have expanded our presence in the Ohio market by opening a corporate loan production office in Columbus, Canton and Cleveland, Ohio, and mortgage loan offices in Hudson, Canfield and Lewis Center, Ohio.
In 2019, we expanded our Pennsylvania markets into State College, Lock Haven, Williamsport and Lewisburg through the acquisition of 14 branches from Santander Bank, N.A.
On August 30, 2022, we entered into an agreement and plan of merger to acquire Centric Financial Corporation ("Centric") and its banking subsidiary Centric Bank, which operates branches located in Harrisburg, Hershey, Mechanicsburg, Camp Hill, Doylestown, Devon, and Lancaster, Pennsylvania, and loan production offices in Lancaster and Devon, Pennsylvania. We completed the acquisition of Centric on January 31, 2023.
We have also focused on organic growth, improving the reach of our franchise and the breadth of our product offering. As part of this strategy, we have opened fourteen de novo branches since 2005, all of which are in the greater Pittsburgh area. As a result of our prior acquisitions and de novo strategy, FCB operates 47 branches and a corporate banking center in the Pittsburgh metropolitan statistical area ("MSA") and currently ranks tenth in deposit market share in the Pittsburgh MSA. In the first quarter of 2022, we entered the equipment leasing and finance business with a division based in the suburban Philadelphia area.

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

Commercial Real Estate
Commercial real estate loans represent term loans secured by owner-occupied and non-owner occupied properties. Commercial real estate loans are underwritten based on an evaluation of each borrower’s cash flow as the principal source of loan repayment, and are generally secured by a first lien on the property as a secondary source of repayment. Our underwriting process for non-owner occupied properties evaluates the history of occupancy, quality of tenants, lease terms, operating expenses and cash flow. Commercial real estate loans are subject to the same credit evaluation as previously described for commercial loans. Approximately 20%, by principal amount, of our commercial real estate loans involve owner-occupied properties.

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
Real Estate Construction
Real estate construction represents financing for real estate development.  The underwriting process for these loans is designed to confirm that the project will be economically feasible and financially viable upon completion and is generally conducted as though the Company would be providing permanent financing for the project. Development and construction loans are secured by the properties under development or construction, and personal guarantees are typically obtained as a secondary repayment source. The Company considers the financial condition and reputation of the borrower and any guarantors and generally requires a global cash flow analysis in order to assess the overall financial position of the developer.

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
Deposits
Deposits are our primary source of funds to support our revenue-generating assets. We offer traditional deposit products to businesses and other customers with a variety of rates and terms. Deposits at our bank are insured by the FDIC up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At December 31, 2022, we held $8.0 billion of total deposits, which consisted of $2.7 billion, or 33%, in non-interest bearing checking accounts, $4.9 billion, or 62%, in interest-bearing checking accounts, money market and savings accounts, and $0.4 billion, or 5%, in CDs and IRAs.
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
Human Capital Resources
Workforce Composition and Demographics
At December 31, 2022, First Commonwealth and its subsidiaries employed 1,403 full-time employees and 74 part-time employees with 636 exempt and 841 non-exempt employees. The average age of the workforce is 43.6 years and the average tenure is 7.9 years. Our workforce is 66% female.

Diversity & Inclusion
We continue to accelerate our focus on and action towards Diversity & Inclusion ("D&I") in several key ways. Vicki L. Fox, Senior Vice President/Diversity & Inclusion Officer, has overall responsibility for identifying and mentoring diverse talent, keeping management apprised of emerging D&I issues, and evolving our D&I practices. Ms. Fox works closely with our Regional Community Reinvestment Act Officers and Community Engagement Manager to deepen the connections with our company and communities, especially our Pittsburgh and Central Ohio markets.
Ms. Fox serves as the co-chair of our Diversity & Inclusion Committee, along with T. Michael Price, CEO. The Committee is comprised of executive, senior leadership and diverse employees and is actively involved in developing and overseeing efforts to support our D&I initiatives.
The following is a summary of D&I initiatives in 2022:
•We distributed regional and line of business diversity scorecards in each of our five regions and to our executive officers for their units to increase accountability for diversity in our workforce.
•In addition to our already established African American employee resource group, we created groups to include our Hispanic Heritage and LGBTQ employee base. The groups' purpose is to provide support in personal and career development, offer diverse perspectives into the workplace and create a safe space where employees can bring their authentic selves to the table.
•Our strong partnership with BankWork$ continued in our Pittsburgh market. Through a structured training program, BankWork$ prepares people from underserved communities for entry-level, branch roles in banking. First Commonwealth actively participates by engaging in classroom discussions with students, attending job fairs and hiring graduates.
•We connected with the Ohio Banker’s League Summer Bank Institute. This program is designed to recruit diverse interns for the banking industry, which resulted in hiring two summer interns at First Commonwealth.
•First Commonwealth served as a corporate sponsor for EmployHER Pittsburgh, a new program dedicated to providing marginalized women looking to enter or re-enter the workforce with resources and support.
Our focus on D&I has produced meaningful progress in several scorecard categories. As of December 31, 2022, racial minorities comprised 7% of the workforce. Racial minorities and women comprised 5% and 50.8%, respectively of those in leadership positions (defined by corporate title Assistant Vice President and higher). Women, including one racial minority, hold three seats on our Board of Directors.
Several of our employees were recognized for their work advancing D&I, including Jane Grebenc, Chief Revenue Officer and Bank President, who was recognized by PA Business Central Top Women CEO’s. T. Michael Price, CEO, received the PA Bankers Association Diversity, Equity & Inclusion Changemaker Award. Other employees received external recognitions, including, PA Bankers Association Young Professional Champion, and PA Business Central Top 100 People recognition.

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
Talent Development
Guided by executive leadership, our Strategic and Inspired Leadership ("SAIL") program is in place to strengthen our senior leadership. Over 150 of our leaders are involved in quarterly forums and regional “musters” (or meetings) that focus on relevant topics, such as our strategic and operating plans, D&I, leadership development, employee engagement and learning & growth opportunities. The sessions are informative and collaborative and valued by the participants.
Since 2009, we’ve supported a mentorship program, open to all employees. The program provides 1:1 mentorship pairings, group development sessions and volunteer opportunities. In 2022, there were a total of 136 participants, including 80 women and 17 racial minorities.
Within our retail unit, we provide a career development program for entry level employees to help them achieve positions of increased opportunity. Leaders are given industry-specific training as well as development opportunities to understand their strengths and improve coaching and execution skills. Lastly, we invest in an established, industry-specific and developmental training course library from which all employees benefit.
Our talent acquisition priority is to foster the development of internal talent and to provide career advancement opportunities to our employees. In 2022, we promoted 200 employees, of whom 65% were female and 6% were self-identified minorities.
We leveraged the lessons learned as a result of remote work through the pandemic to effectively structure and deliver a permanent telecommuting policy and program with approximately 28% of our workforce permanently telecommuting as of December 31, 2022. We believe that flexible work location opportunities will allow us to broaden our candidate pool and retain employees whose jobs can be performed remotely.
We listen to our employees through market visits, executive forums and our annual employee engagement survey. In 2022, 75.6% of our employees completed the annual survey. Our overall rating exceeded that of the financial services industry and all companies that utilize our survey provider. The survey reflected that employees have fulfillment in working for a community bank and making a difference. They are satisfied with their jobs and First Commonwealth as a whole.
Our employment turnover for 2022 was calculated at 28.1%, which is generally aligned with industry benchmarks.
Compensation and Benefits
We strive to provide a competitive and fair total compensation package to our employees. We price positions against recent industry benchmark reports and salary surveys to establish salary ranges. In 2022, we made significant steps to attract and retain employees in our retail and operations units by increasing the base pay in several positions to align with career advancement opportunities and to address market competition and wage compression.
Employee benefits plans support employees with insurance, retirement and work/life plans. Our health plan is structured with a tiered premium approach in which 35% of plan participants are in the lowest tier and pay a lower monthly premium than the other two higher paying tiers. Our 401k plan offers an employer match on employee contributions of up to 4% of eligible earnings. We offer a variety of other benefits, including life insurance and disability plans, a generous paid-time off policy, and a wide array of voluntary plan options.
Health and Safety
We continue to prioritize the safety and well-being of our employees, customers, partners and communities through healthy workplace practices and consistent communication reminders and updates.
We also support our employees by offering several resources. An employee assistance program connects employees with resources to help them in certain life situations, such as personal counselling, legal services, and adoption.
We also partner with a wellness vendor to provide our healthcare members personal access to their own Health Advisor to coordinate care, and to have free access to nutrition counseling, fitness and financial coaching, mental and emotional health specialists, and condition management services. They receive healthy living emails and resources with helpful wellness tips, success stories, and inspirations to guide them on their own wellness journeys. A Concierge Care program is available to help healthcare members navigate the complexities of healthcare. They work to coordinate care needs with doctors, caregivers and pharmacists. We also offer an interest-free advance up to the healthcare member's deductible and out-of-pocket limits with payroll deduction payback options.
In 2022, we introduced our paid maternity leave benefit that provides ten weeks and our paid parental leave that provides three weeks of fully paid leave for full time employees with more than one year of service. We also provide a structure for employees with less tenure and for part time employees. In addition to providing the paid maternity leave for birth mothers, the parental leave is extended to biological, foster, or adoptive mothers or fathers; legal spouses or domestic partners of the birth, foster, or adoptive parent; or appointed legal guardians.
Lastly, our employees support each other through Hearts2Hands, an employee-funded program that provides financial assistance to employees who experience hardships.
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
We are proud that we were selected as a Forbes World’s Best Bank in 2022 for the fourth consecutive year and earned the #1 SBA lender ranking in the Pittsburgh district for the second consecutive year. We were the #2 SBA lender across all of Pennsylvania and a top SBA lender in our Ohio markets. Based on employee feedback, First Commonwealth was named a Top Workplace in the Pittsburgh area in 2022 for the fourth consecutive year.
In 2022, First Commonwealth supported our communities with more than $1,900,000 in community giving reaching nearly 700 different organizations. More than 50% of that giving is CRA eligible meaning that it’s directed into low to moderate income communities where we anticipate it’s needed the most. That percentage in 2021 was 35%. Our employees provided 12,000 volunteer hours including about 600 hours of financial education reaching more than 7,000 participants with topics ranging from financial literacy for elementary age children, to preparing for retirement and fraud awareness for retired individuals. To recognize employees who go above and beyond in their volunteerism and community engagement, we present a quarterly “Golden Tower” award which includes $1,000 for the recipient to give to a charitable organization of their choice. We provide corporate support for the United Way, including an employee campaign which exceeded our 2022 goal with employee contributions of $92,000, a 13.9% increase over 2021. With the company match, that meant $184,000 donated to United Way chapters throughout our footprint.
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
Acquisitions. Under the BHC Act, First Commonwealth is required to obtain the prior approval of the FRB before it can merge or consolidate with any other bank holding company or acquire all or substantially all of the assets of any bank that is not already majority owned by it, or acquire direct or indirect ownership, or control of, any voting shares of any bank that is not already majority owned by it, if after such acquisition it would directly or indirectly own or control more than 5% of the voting shares of such bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the financial, (including capital) position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act ("CRA") and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.

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
A significant portion of our income comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, our bank is subject to limitations under Pennsylvania law regarding the level of dividends that it may pay to us. In general, dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus is at least equal to capital. Dividends may not reduce surplus without the prior consent of the Pennsylvania Department of Banking and Securities. FCB has not reduced its surplus through the payment of dividends. As of December 31, 2022, FCB could pay dividends to First Commonwealth of $294.3 million without reducing its capital levels below "well capitalized" levels and without the approval of the Pennsylvania Department of Banking and Securities.
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
In May 2022, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency (“OCC”) issued a joint proposal that would, among other things (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.
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
The Consumer Financial Protection Bureau ("CFPB") has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more. Because First Commonwealth exceeded the $10 billion asset threshold with the acquisition of Centric, the Bank will become subject to the CFPB's supervision and enforcement with respect to federal consumer protection laws. State authorities are responsible for monitoring our compliance with all state consumer laws.
Deposit Insurance. Deposits of FCB are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund (“DIF”). Deposit insurance assessments are based upon average total assets minus average total equity. The insurance assessments are based upon a matrix that takes into account a bank’s capital level and supervisory rating. The FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. As an institution with less than $10 billion in assets, FCB’s assessment rates for 2022 were based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund). Having crossed the $10 billion asset threshold in 2023, assessment rates for future periods will be calculated using a scorecard that combines the supervisory risk ratings of the institution with certain forward-looking financial measures. These assessment rates are subject to adjustments based upon the insured depository institution’s ratio of long-term unsecured debt to the assessment base, long-term unsecured debt issued by other insured depository institutions to the assessment base, and brokered deposits to the assessment base. However, the adjustments based on brokered deposits to the assessment base will not apply so long as the institution is well capitalized and has a composite CAMELS rating of 1 or 2. The CAMELS rating system is a bank rating system where bank supervisory authorities rate institutions according to six factors: capital adequacy, asset quality, management quality, earnings, liquidity and sensitivity to market risk. The FDIC may make additional discretionary assessment rate adjustments.
In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment is expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC's amended restoration plan.
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
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.
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
First Commonwealth believes that, as of December 31, 2022, FCB was a “well-capitalized” bank as defined by the FDIA. See Note 24 “Regulatory Restrictions and Capital Adequacy” of Notes to the Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.
The Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds (so called "covered funds"). The statutory provision is commonly called the “Volcker Rule.” Banks with less than $10 billion in total consolidated assets, such as FCB, are exempt from the Volcker Rule. However, with the acquisition of Centric in January 2023, we will be over $10 billion and subject to the Volcker Rule.
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
The Dodd-Frank Act contained an exemption from the interchange fee cap for any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. As of December 31, 2022, we qualified for this exemption. We earned approximately $27.6 million in card related interchange income during the 2022 fiscal year. If we had not qualified for this exemption, we estimate that our interchange income would decrease by $14.1 million. First Commonwealth's total assets are expected to exceed $10 billion as of December 31, 2023, and as such, we expect to become subject to the interchange fee cap beginning July 1, 2024.
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

We May Be Adversely Impacted by the Transition from LIBOR as a Reference Rate
In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). In November 2020, the administrator of LIBOR announced it would consult on its intention to extend the retirement date of certain offered rates, whereby the publication of the one-week and two-month U.S. Dollar LIBOR settings would cease after December 31, 2021, but the publication of the remaining U.S. Dollar LIBOR settings would continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, in November 2020, following the administrator’s consultation announcement, the bank regulatory agencies indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks and that they would examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. On March 5, 2021, the FCA and the administrator of LIBOR confirmed that immediately after December 31, 2021, publication of the one-week and two-month U.S. Dollar LIBOR settings would cease and immediately after June 30, 2023 (the “Transition Date”), any remaining U.S. dollar LIBOR settings would either cease to be published or no longer be representative.
Accordingly, we ceased entering into new contracts that use LIBOR as a reference rate prior to December 31, 2021 and have been diligently working to transition our remaining LIBOR exposure to alternative index rates. Depending on the particular circumstances and customer preference, we have offered several alternative index rates to replace LIBOR in our affected contracts with customers desiring to enter into proactive modifications prior to the Transition Date, including the Secured Overnight Financing Rate (“SOFR”), the Bloomberg Short Term Bank Yield Index (“BSBY”), and the Prime Rate (as published in the Wall Street Journal), each with appropriate spread adjustments. After diligently analyzing the options available to us under applicable legal documents and monitoring market acceptance, and in accordance with guidance from the Alternative Reference Rates Committee of the New York Fed (“ARRC”), the federal bank regulatory agencies, and the Federal Adjustable Interest Rate (LIBOR) Act of 2021 (the “LIBOR Act”) and its implementing regulations, we have developed a transition plan to replace the LIBOR index in all affected contracts that remain outstanding as of June 30, 2023 to the appropriate version of the SOFR Rate, with appropriate Board-recommended spread adjustments as described in the LIBOR Act, which we have determined to be appropriate for our funding model and customer needs.
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
We Are Subject to Risk Arising from Conditions in the Commercial Real Estate Market
As of December 31, 2022, commercial real estate mortgage loans comprised approximately 31% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
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
Liquidity Risk
We Are Subject to Liquidity Risk
We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce our access to liquidity sources include a downturn in the economy, difficult credit markets or adverse regulatory actions against us. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. Our access to deposits may be negatively impacted by, among other factors, higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.
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
The Value of Our Goodwill and Other Intangible Assets May Decline in the Future
As of December 31, 2022, we had $312.5 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets which could have a material adverse effect on our business, financial condition and results of operations.

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
Our Operations Rely On Certain External Vendors
We rely on certain vendors to provide products and services necessary to maintain the day-to-day operations of First Commonwealth and FCB. In particular, we contracted with an external vendor for our core processing system used to maintain customer and account records, reflect account transactions and activity, and support our customer relationship management systems for substantially all of our deposit and loan customers. Accordingly, our operations are exposed to the risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to First Commonwealth’s operations and financial reporting, which could have a material adverse effect on First Commonwealth’s business and, in turn, First Commonwealth’s financial condition and results of operations.
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

External and Market-Related Risks
We are Subject to Risk Arising from The Soundness of Other Financial Institutions and Counterparties
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our business, financial condition and results of operations.
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
General Risk Factors
We are Subject to Risk from Fluctuating Conditions in the Financial Markets and Economic and Political Conditions Generally
Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by a decline in economic growth both in the U.S. and internationally; declines in business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; oil price volatility; natural disasters; trade policies and tariffs; or a combination of these or other factors. In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of military conflict, including the current Russian invasion of the Ukraine, terrorism or other geopolitical events. Current economic conditions are being heavily impacted by elevated levels of inflation and rising interest rates. A prolonged period of inflation may impact our profitability by negatively impacting our fixed costs and expenses. Economic and inflationary pressure on consumers and uncertainty regarding economic improvement could result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.
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
First Commonwealth Bank has 119 community banking offices, of which 44 are leased and 75 are owned. We also lease two mortgage loan production offices, four corporate loan production offices and an office for our equipment finance business.
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

Executive Officers of First Commonwealth Financial Corporation
The name, age and principal occupation for each of the executive officers of First Commonwealth Financial Corporation as of December 31, 2022 is set forth below:
Jane Grebenc, age 64, has served as Executive Vice President and Chief Revenue Officer of First Commonwealth Financial Corporation and President of First Commonwealth Bank since May 31, 2013. Ms. Grebenc's financial services career includes executive leadership roles at a variety of institutions, including Park View Federal Savings Bank, Key Bank, and National City Bank. She was formerly the Executive Vice President in charge of the retail, marketing, IT and operations and the mortgage segments at Park View Federal Savings Bank from 2009 until 2012, the Executive Vice President in charge of the Wealth Segment at Key Bank from 2007 until 2009 and the Executive Vice President / Branch Network at National City Bank prior to 2007.

Brian Karrip, age 62, has served as Executive Vice President and Chief Credit Officer of First Commonwealth Bank since September 2016.  Prior to joining First Commonwealth, Mr. Karrip served as Executive Vice President, Specialized Lending for FirstMerit Bank.  Prior to joining FirstMerit Bank, Mr. Karrip served as Managing Director and Group Head of Loan Syndications and Sales at KeyBanc Capital Markets.  Mr. Karrip’s financial services career also includes 16 years with National City Bank where he held a variety of roles in the commercial lending division and served as Regional President of Michigan and Illinois.
Leonard V. Lombardi, age 63, has served as Executive Vice President and Chief Audit Executive of First Commonwealth Financial Corporation since January 1, 2009. He was formerly Senior Vice President / Loan Review and Audit Manager.

Norman J. Montgomery, age 55, has served as the Executive Vice President of Business Integration of First Commonwealth Bank since May 2011. He oversees First Commonwealth’s product development and assumed oversight of First Commonwealth’s technology and operations functions in July 2012. He served as Senior Vice President/Business Integration of First Commonwealth Bank from September 2007 until May 2011 and previously held positions in the technology, operations, audit and marketing areas.
T. Michael Price, age 60, has served as President and Chief Executive Officer of First Commonwealth Financial Corporation and Chief Executive Officer of First Commonwealth Bank since March 2012. Mr. Price served as President of First Commonwealth Bank from November 2007 to May 2013. From January 1, 2012 to March 7, 2012, he served as Interim President and Chief Executive Officer of First Commonwealth Financial Corporation. He was formerly Chief Executive Officer of the Cincinnati and Northern Kentucky Region of National City Bank from July 2004 to November 2007 and Executive Vice President and Head of Small Business Banking of National City Bank prior to July 2004.
James R. Reske, age 59, joined First Commonwealth Financial Corporation as Executive Vice President, Chief Financial Officer and Treasurer on April 28, 2014. Prior to joining First Commonwealth, Mr. Reske served as Executive Vice President, Chief Financial Officer, and Treasurer at United Community Financial Corporation in Youngstown, Ohio from 2008 until April 2014. Mr. Reske's financial services career includes investment banking roles within the Financial Institutions Groups at Keybanc Capital Markets, Inc. in Cleveland, Ohio and at Morgan Stanley & Company in New York. Mr. Reske also provided expertise and counsel to financial institutions and other organizations on mergers and acquisitions and capital markets activities as an attorney at Wachtell, Lipton, Rosen & Katz, as well as at Sullivan & Cromwell. Earlier in his career, Mr. Reske worked at the Board of Governors of the Federal Reserve System in Washington, DC and at the Federal Reserve Bank of Boston.
Carrie L. Riggle, age 53, has served as Executive Vice President / Human Resources since March 1, 2013. Ms. Riggle has been with First Commonwealth since 1991. Over the course of her tenure, Ms. Riggle has been responsible for the daily operations of the Human Resources function and was actively involved in the establishment and development of a centralized corporate human resources function within the Company.
Matthew C. Tomb, age 46, has served as Executive Vice President, Chief Risk Officer and General Counsel of First Commonwealth Financial Corporation since November 2010. He previously served as Senior Vice President / Legal and Compliance since September 2007. Before joining First Commonwealth, Mr. Tomb practiced law with Sherman & Howard L.L.C. in Denver, Colorado.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
First Commonwealth is listed on the NYSE under the symbol “FCF.” As of December 31, 2022, there were approximately 5,263 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2022
First Quarter	$17.55	$15.12	$0.115
Second Quarter	15.23	13.01	0.120
Third Quarter	15.39	12.84	0.120
Fourth Quarter	14.92	12.99	0.120

Period	High Sale	Low Sale	Cash Dividends Per Share
2021
First Quarter	$15.51	$10.88	$0.110
Second Quarter	15.54	13.77	0.115
Third Quarter	14.08	12.45	0.115
Fourth Quarter	16.16	13.99	0.115
Federal and state regulations contain restrictions on the ability of First Commonwealth to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1 “Business—Supervision and Regulation—Dividends” and Part II, Item 8, “Financial Statements and Supplementary Data—Note 24, Regulatory Restrictions and Capital Adequacy.” In addition, under the terms of the capital securities issued by First Commonwealth Capital Trust II and III, First Commonwealth could not pay dividends on its common stock if First Commonwealth deferred payments on the junior subordinated debt securities that provide the cash flow for the payments on the capital securities.

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the S&P U.S. BMI Banks Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2017, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
First Commonwealth Financial Corporation	100.00	86.36	106.79	84.49	128.36	115.13
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
S&P U.S. BMI Banks Index	100.00	83.54	114.74	100.10	136.10	112.89

Unregistered Sales of Equity Securities and Use of Proceeds

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

ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis represents an overview of the financial condition and the results of operations of First Commonwealth, and its subsidiaries, as of and for the years ended December 31, 2022, and 2021. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a more thorough understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and other financial information presented in this Annual Report. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 1, 2022 for a discussion and analysis of the factors that affected periods prior to 2022.

Company Overview
First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCB and insurance products through FCIA. At December 31, 2022, FCB operated 119 community banking offices throughout Pennsylvania and Ohio, as well as loan production offices in Pittsburgh, Pennsylvania, and Cleveland, Columbus, Canton, Lewis Center and Hudson, Ohio.
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
Allowance for Credit Losses
We account for the credit risk associated with our lending activities through the allowance and provision for credit losses. The allowance represents management’s best estimate of expected losses in our existing loan and lease portfolio as of the balance sheet date. The provision is a periodic charge to earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of expected losses. Management determines and reviews with the Board of Directors the appropriateness of the allowance on a quarterly basis in accordance with the methodology described below.

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
•We assess whether the loans identified for review are “nonperforming”. This means it is expected that all amounts will not be collected according to the contractual terms of the loan agreement, which generally represents loans that management has placed on nonaccrual status and accruing troubled debt restructurings.
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
As noted above, the allowance for credit losses is estimated using a number of inputs and assumptions. Management's sensitivity analysis of the allowance identified that the model has the highest degree of sensitivity around values used in the economic forecast, specifically national unemployment and gross domestic product. Additionally, there is also a high degree of sensitivity related to estimated prepayment speeds as it is a major driver for the life of loan expectations. The sensitivity of estimated prepayment speeds had the largest impact on the residential first lien loan pool.

Selected Financial Information
The following table provides selected financial information for the periods ended December 31,

	2022	2021	2020	2019	2018
	(dollars in thousands, except share data)
Interest income	$329,953	$293,838	$301,209	$325,264	$292,257
Interest expense	17,732	15,297	32,938	55,402	40,035
Net interest income	312,221	278,541	268,271	269,862	252,222
Provision for credit losses	21,106	(1,376)	56,718	14,533	12,531
Net interest income after provision for credit losses	291,115	279,917	211,553	255,329	239,691
Net securities gains (losses)	2	16	70	22	8,102
Other income	98,706	106,741	94,406	85,463	80,535
Other expenses	229,638	213,857	215,826	209,965	195,556
Income before income taxes	160,185	172,817	90,203	130,849	132,772
Income tax provision	32,004	34,560	16,756	25,516	25,274
Net Income	$128,181	$138,257	$73,447	$105,333	$107,498
Per Share Data—Basic
Net Income	$1.37	$1.45	$0.75	$1.07	$1.09
Dividends declared	$0.475	$0.455	$0.440	$0.400	$0.350
Average shares outstanding	93,612,043	95,583,890	97,499,586	98,317,787	99,036,163
Per Share Data—Diluted
Net Income	$1.37	$1.44	$0.75	$1.07	$1.08
Average shares outstanding	93,887,447	95,840,285	97,758,965	98,588,164	99,223,513
At End of Period
Total assets	$9,805,666	$9,545,093	$9,068,104	$8,308,773	$7,828,255
Investment securities	1,250,237	1,595,529	1,205,294	1,256,176	1,335,228
Loans and leases, net of unearned income	7,642,143	6,839,230	6,761,183	6,189,148	5,774,139
Allowance for credit losses	102,906	92,522	101,309	51,637	47,764
Deposits	8,005,469	7,982,498	7,438,666	6,677,615	5,897,992
Short-term borrowings	372,694	138,315	117,373	201,853	721,823
Subordinated debentures	170,937	170,775	170,612	170,450	170,288
Other long-term debt	4,862	5,573	56,258	56,917	7,551
Shareholders’ equity	1,052,074	1,109,372	1,068,617	1,055,665	975,389
Key Ratios
Return on average assets	1.34%	1.47%	0.82%	1.31%	1.42%
Return on average equity	11.99	12.55	6.82	10.32	11.41
Net loans to deposits ratio	94.18	84.52	89.53	91.91	97.09
Dividends per share as a percent of net income per share	34.67	31.38	58.67	37.38	32.11
Average equity to average assets ratio	11.16	11.72	12.00	12.71	12.47
Results for 2020 through 2022 reflect accounting for the allowance for credit losses under the current expected credit loss methodology, while results prior to 2020 reflect accounting under the incurred methodology.

Results of Operations—2022 Compared to 2021
Net Income
Net income for 2022 was $128.2 million, or $1.37 per diluted share, as compared to net income of $138.3 million, or $1.44 per diluted share in 2021. The decrease in net income was the result of a $22.5 million increase in provision for credit losses, an increase of $15.8 million in noninterest expense and a decrease of $8.0 million in noninterest income offset by an increase of $33.7 million in net interest income.
Our return on average equity was 12.0% and our return on average assets was 1.34% for 2022, compared to 12.6% and 1.47%, respectively, for 2021.
Average diluted shares for the year 2022 were 2% less than the comparable period in 2021 primarily due to $15.6 million of common stock buybacks completed during 2022.
Net Interest Income
Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully taxable equivalent basis, to average interest-earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate federal income tax rate of 21%. The taxable equivalent adjustment to net interest income for 2022 was $1.0 million compared to $1.1 million in 2021. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income) at 76% and 72% for the years ended December 31, 2022 and 2021, respectively.
Net interest income, on a fully taxable equivalent basis, was $313.3 million for the year-ended December 31, 2022, a $33.6 million, or 12%, increase compared to $279.6 million for the same period in 2021. The net interest margin, on a fully taxable equivalent basis, increased 32 basis points to 3.58% in 2022 from 3.26% in 2021. The net interest margin is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.
The impact of growth in interest-earning assets in 2022 was further impacted by the effect of the mix of the asset growth and higher interest rates, resulting in an increase in the net interest margin for the year ended December 31, 2022. Average earning assets for the year ended December 31, 2022 increased $153.3 million, or 2%, compared to the year ended December 31, 2021. The change in the volume of interest-earning assets and interest-bearing liabilities positively increased net interest income by $14.8 million in the year ended December 31, 2022 compared to the same period in 2021, and changes in rates positively impacted net interest income by $18.9 million. Interest-sensitive assets totaling $4.3 billion will either reprice or mature over the next twelve months.
The taxable equivalent yield on interest-earning assets was 3.79% for the year ended December 31, 2022, an increase of 36 basis points from the 3.43% yield for the same period in 2021. This change is primarily due to an increase in the yield on our adjustable and variable rate commercial loan portfolios, which increased by 89 basis points largely due to loans repricing in a rising interest rate environment. During 2022, the Federal Reserve increased short-term interest rates by 425 basis points. Also contributing to the increase in yield on interest-earning assets was the yield on the investment portfolio, which increased by 15 basis points compared to the prior year, primarily due to the increased rate environment.
As of December 31, 2022, 43% of our loan portfolio had variable or adjustable interest rates and 57% had fixed interest rates. These percentages incorporate the impact of our cash flow hedges that convert the interest rate on $500.0 million of our 1-month LIBOR based loans to fixed rates. Without these cash flow hedges, the variable and adjustable interest rates would account for 49% of our loan portfolio and include approximately 32% tied to the prime interest rate, 18% tied to SOFR, 14% tied to LIBOR, 10% tied to Federal Home Loan Bank rates, 10% tied to Treasury rates, 9% tied to swap rates and 7% tied to BSBY. As of September 30, 2021, we discontinued originating loans tied to LIBOR and instead have used our preferred replacement rate of SOFR as well as BSBY. All LIBOR based loans are expected to be transitioned to a new index by June 30, 2023.
The loan yield for the year ended December 31, 2022 increased 27 basis points compared to December 31, 2021. This increase is a result of the previously mentioned increase in interest rates as well as growth in the loan portfolio. Average loans increased by $395.4 million during the period, despite a decrease of $292.1 million in average Paycheck Protection Program ("PPP") loans outstanding during the period. These loans were originated under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and had a stated loan rate of 1% and a yield of 12.9% and 7.4% for the years ended December 31, 2022 and December 31, 2021, respectively. The yield on PPP loans includes the recognition of PPP loan deferred processing fees, net of deferred origination costs, of $2.3 million for the year ended December 31, 2022 and $19.9 million for the year ended December 31, 2021. These amounts are recognized in interest income as a yield adjustment over the life of the loan with accelerated recognition when a loan is forgiven or paid off. At December 31, 2022, the balance of PPP loans outstanding totaled $4.3 million. PPP loans generated $2.7 million in income during the year ended December 31, 2022 and increased the yield on total loans and the net interest margin by 3 basis points and 2 basis points, respectively. During the year ended

December 31, 2021, PPP loans generated $23.2 million in income increasing both the loan portfolio yield and net interest margin by 16 basis points.
The investment portfolio yield increased 15 basis points in comparison to the prior year as new volume rates were higher than the portfolio yields. The average investment portfolio balance decreased $113.0 million as maturities and runoff funded loan growth. Additionally, the average balance of interest-bearing deposits with banks has decreased from $317.5 million in 2021 to $188.4 million in 2022 as this liquidity was used to fund loan growth. The impact of the level and rate earned on interest-bearing deposits with banks increased the yield on interest-earnings assets by 6 basis points for the year ended December 31, 2022.
Increases in the cost of interest-bearing liabilities partially offset the positive impact of higher yields on interest-earning assets. The cost of interest-bearing liabilities was 0.31% for the year-ended December 31, 2022, compared to 0.27% for the same period in 2021. Higher market interest rates resulted in the cost of interest-bearing deposits increasing 2 basis points and short-term borrowings increasing 130 basis points in comparison to the same period in the prior year. Average short-term borrowings increased by $25.0 million for the year ended December 31, 2022 compared to the same period in 2021. Average long-term debt decreased $19.2 million, while the cost of long-term debt increased by 26 basis points due to the maturity of lower costing borrowings and increasing rates on the variable rate portion of the subordinated debentures.
Comparing the year ended December 31, 2022 with the same period in 2021, changes in rates positively impacted net interest income by $18.9 million. The higher yield on interest-earning assets increased net interest income by $22.6 million, while the change in the cost of interest-bearing liabilities negatively impacted net interest income by $3.7 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively increased net interest income by $14.8 million in the year ended December 31, 2022 compared to the same period in 2021. Higher levels of interest-earning assets resulted in an increase of $13.5 million in interest income, and changes in the volume and mix of interest-bearing liabilities decreased interest expense by $1.3 million, primarily due to decreases in long-term borrowings and time deposits.
Positively affecting net interest income was a $85.5 million increase in average net free funds at December 31, 2022 as compared to December 31, 2021. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was a $128.1 million increase in average noninterest-bearing demand deposits. Average time deposits for the year ended December 31, 2022 decreased $96.8 million, or 22%, compared to the comparable period in 2021, while the average rate paid on time deposits decreased 15 basis points. Over the next twelve months, $230.6 million in certificates of deposits are scheduled to mature.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the periods presented:

	For the Years Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$329,953	$293,838	$301,209
Adjustment to fully taxable equivalent basis	1,049	1,100	1,462
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	331,002	294,938	302,671
Interest expense	17,732	15,297	32,938
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$313,270	$279,641	$269,733

The following table provides information regarding the average balances and yields or rates on interest-earning assets and interest-bearing liabilities for the periods ended December 31:

	Average Balance Sheets and Net Interest Analysis
	2022			2021			2020
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$188,370	$1,722	0.91%	$317,493	$400	0.13%	$179,180	$218	0.12%
Tax-free investment securities	23,060	606	2.63	28,139	753	2.68	44,308	1,333	3.01
Taxable investment securities	1,355,836	25,545	1.88	1,463,785	25,244	1.72	1,167,316	24,749	2.12
Loans and leases, net of unearned income (b)(c)(e)	7,172,624	303,129	4.23	6,777,192	268,541	3.96	6,737,339	276,371	4.10
Total interest-earning assets	8,739,890	331,002	3.79	8,586,609	294,938	3.43	8,128,143	302,671	3.72
Noninterest-earning assets:
Cash	111,554			94,949			97,632
Allowance for credit losses	(94,912)			(101,399)			(76,705)
Other assets	818,701			813,905			825,510
Total noninterest-earning assets	835,343			807,455			846,437
Total Assets	$9,575,233			$9,394,064			$8,974,580
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,596,197	$1,376	0.09%	$1,529,697	$434	0.03%	$1,525,195	$1,843	0.12%
Savings deposits (d)	3,374,638	4,145	0.12	3,282,307	3,111	0.09	3,027,016	9,966	0.33
Time deposits	352,622	1,193	0.34	449,452	2,204	0.49	726,702	10,163	1.40
Short-term borrowings	144,834	1,999	1.38	119,801	99	0.08	142,634	704	0.49
Long-term debt	181,724	9,019	4.96	200,961	9,449	4.70	233,701	10,262	4.39
Total interest-bearing liabilities	5,650,015	17,732	0.31	5,582,218	15,297	0.27	5,655,248	32,938	0.58
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,708,580			2,580,460			2,101,412
Other liabilities	147,871			130,007			140,612
Shareholders’ equity	1,068,767			1,101,379			1,077,308
Total noninterest-bearing funding sources	3,925,218			3,811,846			3,319,332
Total Liabilities and Shareholders’ Equity	$9,575,233			$9,394,064			$8,974,580
Net Interest Income and Net Yield on Interest-Earning Assets		$313,270	3.58%		$279,641	3.26%		$269,733	3.32%
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

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

	Analysis of Year-to-Year Changes in Net Interest Income
	2022 Change from 2021			2021 Change from 2020
	Total Change	Change Due To Volume	Change Due To Rate (a)	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$1,322	$(168)	$1,490	$182	$166	$16
Tax-free investment securities	(147)	(136)	(11)	(580)	(487)	(93)
Taxable investment securities	301	(1,857)	2,158	495	6,285	(5,790)
Loans and leases	34,588	15,659	18,929	(7,830)	1,634	(9,464)
Total interest income (b)	36,064	13,498	22,566	(7,733)	7,598	(15,331)
Interest-bearing liabilities:
Interest-bearing demand deposits	942	20	922	(1,409)	5	(1,414)
Savings deposits	1,034	83	951	(6,855)	842	(7,697)
Time deposits	(1,011)	(474)	(537)	(7,959)	(3,882)	(4,077)
Short-term borrowings	1,900	20	1,880	(605)	(112)	(493)
Long-term debt	(430)	(904)	474	(813)	(1,437)	624
Total interest expense	2,435	(1,255)	3,690	(17,641)	(4,584)	(13,057)
Net interest income	$33,629	$14,753	$18,876	$9,908	$12,182	$(2,274)
(a)Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of the allowance for credit losses needed to provide for expected losses inherent in the loan and lease portfolio and on off-balance sheet commitments. The provision for credit losses is an amount added to the allowance against which credit losses are charged.
The provision is a result of management's estimate of credit losses over the contractual life of the loan and lease portfolio. The change in the allowance for credit is impacted by estimated expected losses in the portfolio determined by a discounted cash flow analysis considering inputs such as contractual payment schedules, prepayment estimates, historical loss experience, calculated probability of default and loss given default estimates and forecasts for certain macroeconomic variables, such as unemployment, gross domestic product and the housing price index as well as other macroeconomic variables.
The provision for credit losses on loans and leases for 2022 totaled $17.5 million, an increase of $17.9 million compared to the $0.4 million negative provision recognized in 2021. The level of provision expense for the year ended December 31, 2022 is primarily a result of loan growth and changes in the economic forecast. The provision for credit losses was also impacted by a decrease of $0.3 million in reserves on individually analyzed loans. Contributing to the increase in provision for credit losses was a $4.6 million increase in expense related to higher reserves for off-balance sheet commitments.
Provision expense for the commercial, financial, agricultural and other category was impacted by net charge-offs of $2.0 million, as well as an increase of $38.3 million in outstanding balances. Provision expense for the commercial real estate category was impacted by $1.7 million in net charge-offs offset by an increase in general reserves due to $173.9 million in loan growth. Contributing to the negative provision for commercial real estate is the release of the remaining COVID-19 qualitative reserves which were established at the beginning of the pandemic. These reserves have been released as the risk of the COVID-19 pandemic on the loan portfolio declined. Increase in the residential real estate category is due primarily to $274.4 million in loan growth, slowing prepayment speeds and an annual review of loss history data used in the allowance for credit loss model. Net charge-offs related to loans to individuals were $3.3 million for the year ended December 31, 2022, including $1.9 million for indirect auto loans and $1.0 million related to other consumer loans. The provision expense for loans to individuals was also impacted by growth in the portfolio of $297.7 million and the impact of the annual review of loss history data used in the allowance model.

The table below provides a breakout of the provision for credit losses by loan category for the years ended December 31:

	2022		2021
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$6,524	37%	$5,496	(1,458)%
Time and demand	5,265	30	5,441	(1,443)
Commercial credit cards	234	1	55	(15)
Equipment Finance	1,086	6
Time and demand other	(61)	—
Real estate construction	4,593	26	(3,892)	1,032
Construction other	3,073	17
Construction residential	1,520	9
Residential real estate	8,939	51	(1,892)	502
Residential first liens	7,396	42	(737)	196
Residential junior liens/home equity	1,543	9	(1,155)	306
Commercial real estate	(2,854)	(16)	(7,053)	1,871
Multifamily	1,165	7	(2,678)	710
Nonowner occupied	(6,918)	(40)	(2,145)	569
Owner occupied	2,899	17	(2,230)	592
Loans to individuals	319	2	6,964	(1,847)
Automobile and recreational vehicles	(721)	(4)	6,035	(1,601)
Consumer credit cards	327	2	215	(57)
Consumer other	713	4	714	(189)
Provision for credit losses on loans and leases	$17,521	100%	$(377)	100%
Provision for off-balance sheet credit exposure	3,585		(999)
Total provision for credit losses	$21,106		$(1,376)
The provision expense for the year ended December 31, 2021 totaled a $0.4 million negative provision and primarily was a result of $8.4 million in net charge-offs offset by a decrease in the allowance for credit losses due to improvement in the economic forecast as compared to the prior year which included a higher level of uncertainty and risks related to the COVID-19 pandemic. Also impacting provision expense in 2021 was a decrease of $4.5 million on individually analyzed loans.
The allowance for credit losses was $102.9 million, or 1.35%, of total loans outstanding at December 31, 2022, compared to $92.5 million, or 1.35%, at December 31, 2021. Nonperforming loans as a percentage of total loans decreased to 0.46% at December 31, 2022 from 0.81% at December 31, 2021. The allowance to nonperforming loan ratio was 290.0% as of December 31, 2022 and 167.7% at December 31, 2021. Net charge-offs were $7.1 million for the year-ended December 31, 2022 compared to $8.4 million for the same period in 2021.
Upon adoption of CECL at January 1, 2020, the provision for credit losses on off-balance sheet credit exposures are recorded as part of the provision for credit losses instead of a component of non-interest expense as it previously was recorded. The provision for credit losses recorded for off-balance sheet credit exposures totaled $3.6 million for the year ended December 31, 2022 compared to a negative provision of $1.0 million for the year ended December 31, 2021.
Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at December 31, 2022.

A detailed analysis of our credit loss experience for the previous five years is shown below:

	2022	2021	2020	2019	2018
	(dollars in thousands)
Loans and leases outstanding at end of year	$7,642,143	$6,839,230	$6,761,183	$6,189,148	$5,774,139
Average loans outstanding	$7,172,624	$6,777,192	$6,737,339	$5,987,398	$5,582,651
Balance, beginning of year	$92,522	$101,309	$51,637	$47,764	$48,298
Adoption of accounting standard - ASU 2016-13	—	—	13,393	—	—
Loans charged off:
Commercial, financial, agricultural and other	2,361	7,020	6,318	3,393	5,294
Real estate construction	—	9	—	—	—
Residential real estate	339	309	1,040	1,042	1,313
Commercial real estate	2,487	1,659	4,939	2,008	3,930
Loans to individuals	4,658	4,061	6,953	5,831	4,576
Total loans charged off	9,845	13,058	19,250	12,274	15,113
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	394	2,430	314	326	788
Real estate construction	9	155	26	158	141
Residential real estate	187	468	414	315	361
Commercial real estate	769	135	312	189	153
Loans to individuals	1,349	1,460	991	626	605
Total recoveries	2,708	4,648	2,057	1,614	2,048
Net charge-offs	7,137	8,410	17,193	10,660	13,065
Provision charged to expense	17,521	(377)	53,472	14,533	12,531
Balance, end of year	$102,906	$92,522	$101,309	$51,637	$47,764
Ratios:
Net charge-offs as a percentage of average loans and leases outstanding	0.10%	0.12%	0.26%	0.18%	0.23%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding	1.35%	1.35%	1.50%	0.83%	0.83%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding, excluding PPP loans	1.35%	1.37%	1.61%	0.83%	0.83%

Noninterest Income
The components of noninterest income for each year in the three-year period ended December 31 are as follows:

				2022 compared to 2021
	2022	2021	2020	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$10,518	$11,111	$9,101	$(593)	(5)%
Service charges on deposit accounts	19,641	17,984	16,387	1,657	9
Insurance and retail brokerage commissions	8,857	8,502	7,850	355	4
Income from bank owned life insurance	5,459	6,433	6,552	(974)	(15)
Card related interchange income	27,603	27,954	23,966	(351)	(1)
Swap fee income	4,685	2,543	1,588	2,142	84
Other income	10,263	8,185	7,892	2,078	25
Subtotal	87,026	82,712	73,336	4,314	5
Net securities gains	2	16	70	(14)	(88)
Gain on sale of mortgage loans	5,276	13,555	18,764	(8,279)	(61)
Gain on sale of other loans and assets	6,036	8,130	4,827	(2,094)	(26)
Derivative mark to market	368	2,344	(2,521)	(1,976)	(84)
Total noninterest income	$98,708	$106,757	$94,476	$(8,049)	(8)%
Noninterest income, excluding net securities gains, gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market, increased $4.3 million, or 5%, in 2022. Swap fee income increased $2.1 million due to an increase in interest rate swaps entered into for our commercial customers. Other income increased $2.1 million primarily due to income related to limited partnership investments. Service charges on deposit accounts increased $1.7 million as customer activity began to return to pre-COVID levels. Income from bank owned life insurance decreased $1.0 million due to the recognition of benefits during 2021 with no similar benefits in 2022, card related interchange income decreased $0.4 million due to a decline in transactions, and trust income decreased $0.6 million due to declines in the values of assets under management, all of which offset the aforementioned growth.
Total noninterest income decreased $8.0 million, or 8%, in comparison to the year ended December 31, 2021. The most significant change, other than the changes noted above, includes a decrease of $8.3 million in gain on sale of mortgage loans due to a decline in volume and spread received on mortgage loans sold. The mark to market adjustment on interest rate swaps entered into for our commercial loan customers decreased $2.0 million. This adjustment does not reflect a realized gain or loss on the swaps, but rather relates to a change in fair value due to movements in corporate bond spreads and swap rates as well as changes in counterparty credit risk. Gain on sale of other loans and assets decreased $2.1 million due to a decrease in the sale of other loans, primarily SBA loans, in comparison to the prior year.
If the Company's total assets would equal or exceed $10 billion, as of the end of the previous calendar year, we would no longer qualify for exemption from the interchange fee cap included in the Dodd-Frank Act. We estimate the application of the interchange fee cap would have decreased interchange income by approximately $14.1 million in 2022. First Commonwealth's total assets are expected to exceed $10 billion as of December 31, 2023, and as such, we expect to become subject to the interchange fee cap beginning July 1, 2024.

Noninterest Expense
The components of noninterest expense for each year in the three-year period ended December 31 are as follows:

				2022 compared to 2021
	2022	2021	2020	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$126,031	$119,506	$118,961	$6,525	5%
Net occupancy	18,037	16,586	17,647	1,451	9
Furniture and equipment	15,582	15,642	15,393	(60)	0
Data processing	13,922	12,373	10,543	1,549	13
Advertising and promotion	5,031	4,983	4,679	48	1
Pennsylvania shares tax	4,447	4,604	4,500	(157)	(3)
Intangible amortization	3,196	3,497	3,689	(301)	(9)
Other professional fees and services	4,894	4,501	3,886	393	9
FDIC insurance	2,871	2,529	2,699	342	14
Other operating expenses	30,701	26,663	24,770	4,038	15
Subtotal	224,712	210,884	206,767	13,828	7
Loss on sale or write-down of assets	343	303	680	40	13
Litigation and operational losses	2,834	2,324	1,411	510	22
Merger and acquisition related	1,702	—	—	1,702	—
COVID-19 expense	151	449	874	(298)	(66)
Early retirement	—	—	3,422	—	100
Branch consolidation	(104)	(103)	2,672	(1)	1
Total noninterest expense	$229,638	$213,857	$215,826	$15,781	7%
Total noninterest expense increased $15.8 million, or 7%, compared to the year ended December 31, 2021. Contributing to the change is the recognition of $1.7 million in merger and acquisition related expenses for the acquisition of Centric. Also contributing to the increase in noninterest expense is a $6.5 million increase in salaries and employee benefits due to annual merit increases and salary adjustments. Net occupancy increased $1.5 million due to higher building repairs and maintenance costs. Data processing costs increased $1.5 million due to continued investment in our digital banking and other product offerings. Contributing to the $4.0 million increase in other operating expenses were several expense categories, including travel, interview and placement, subscriptions and credit reporting expenses, none of which were individually significant.

Income Tax
The provision for income taxes of $32.0 million in 2022 reflects a decrease of $2.6 million compared to the provision for income taxes in 2021, as a result of a $12.6 million decrease in the level of income before taxes.
The effective tax rate was 20.0% for tax expense in both 2022 and 2021. We ordinarily generate an annual effective tax rate that is less than the statutory rate due to benefits resulting from tax-exempt interest, income from bank owned life insurance, and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income.

Financial Condition
First Commonwealth’s total assets increased $260.6 million as of December 31, 2022 compared to December 31, 2021. Loans, including loans held for sale, increased $796.2 million, or 12%. Loan growth in 2022 was experienced in all loan categories, with loans to individuals and residential real estate loans accounting for a majority of the growth. Investment securities decreased $358.9 million, or 23% and cash and interest-bearing balances with banks decreased $241.1 million, or 61%, as these funds provided liquidity necessary to fund the strong loan growth.
First Commonwealth’s total liabilities increased $317.9 million, or 4%, in 2022. Deposits increased $23.0 million and short-term borrowings increased $234.4 million, or 169%. The increase in short-term borrowings provided the liquidity necessary to fund loan growth. Also impacting total liabilities in 2022, was a $55.1 million increase in the fair value of interest rate swaps due to changes in the interest rate environment.

Total shareholders' equity decreased $57.3 million in 2022. The decline in shareholders' equity was the result of net income of $128.2 million, offset by a $128.9 million decrease in accumulated other comprehensive income, $44.6 million in dividends declared and $15.6 million in stock repurchases.

Loan and Lease Portfolio
Following is a summary of our loan and lease portfolio as of December 31:

	2022		2021		2020		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,211,706	16%	$1,173,452	17%	$1,555,986	23%	$1,241,853	20%	$1,138,473	20%
Real estate construction	513,101	7	494,456	7	427,221	6	449,039	7	358,978	6
Residential real estate	2,194,669	29	1,920,250	28	1,750,592	26	1,681,362	27	1,562,405	27
Commercial real estate	2,425,012	31	2,251,097	33	2,211,569	33	2,117,519	34	2,123,544	37
Loans to individuals	1,297,655	17	999,975	15	815,815	12	699,375	12	590,739	10
Total loans and leases	$7,642,143	100%	$6,839,230	100%	$6,761,183	100%	$6,189,148	100%	$5,774,139	100%
The loan and lease portfolio totaled $7.6 billion as of December 31, 2022, reflecting growth of $802.9 million, or 12%, compared to December 31, 2021. All categories experienced loan growth.
Commercial, financial, agricultural and other loans increased $38.3 million, or 3%, as a result of growth in this category exceeding runoff of $67.0 million in PPP loans. As of December 31, 2022, PPP loans totaled $4.3 million compared to $71.3 million at December 31, 2021. In the first quarter of 2022, we entered the equipment leasing and finance business, which accounted for $79.7 million of the growth in this category
Residential real estate loans increased $274.4 million, or 14%, primarily due to originations of first lien closed-end 1-4 family mortgage loans.
Growth in the loans to individuals category of $297.7 million, or 30%, was the result of growth in indirect auto and recreational vehicle loans.
Commercial real estate loans increased $173.9 million, or 7%, primarily due to growth in owner occupied properties.
The majority of our loan and lease portfolio is with borrowers located in the states of Pennsylvania and Ohio. As of December 31, 2022 and 2021, there were no concentrations of loans relating to any industry in excess of 10% of total loans.
Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans at December 31, 2022 were as follows:

	Within One Year	One to 5 Years	After 5 Years	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$200,868	$579,709	$350,753	$1,131,330
Real estate construction (a)	120,788	202,883	72,535	396,206
Commercial real estate	300,109	847,448	1,277,500	2,425,057
Other	5,772	24,161	119,361	149,294
Totals	$627,537	$1,654,201	$1,820,149	$4,101,887
Loans at fixed interest rates		317,863	301,166
Loans at variable interest rates		1,336,338	1,518,983
Totals		$1,654,201	$1,820,149
(a)The maturities of real estate construction loans include term commitments that follow the construction period. Loans with these term commitments will be moved to the commercial real estate category when the construction phase of the project is completed.
First Commonwealth has a legal lending limit of $165.1 million to any one borrower or closely related group of borrowers, but has established lower thresholds for credit risk management.

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

The following is a comparison of nonperforming assets and the effects on interest due to nonaccrual loans for the period ended December 31:

	2022	2021	2020	2019	2018
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$20,193	$34,926	$30,801	$18,638	$11,509
Loans held for sale on nonaccrual basis	—	—	13	—	—
Troubled debt restructured loans on nonaccrual basis	8,852	13,134	14,740	6,037	11,761
Troubled debt restructured loans on accrual basis	6,442	7,120	8,512	7,542	8,757
Total nonperforming loans	$35,487	$55,180	$54,066	$32,217	$32,027
Loans and leases past due in excess of 90 days and still accruing	$1,991	$1,606	$1,523	$2,073	$1,582
Other real estate owned	$534	$642	$1,215	$2,228	$3,935
Loans and leases outstanding at end of period	$7,642,143	$6,839,230	$6,761,183	$6,189,148	$5,774,139
Average loans and leases outstanding	$7,172,624	$6,777,192	$6,737,339	$5,987,398	$5,582,651
Nonperforming loans as a percentage of total loans and leases	0.46%	0.81%	0.80%	0.52%	0.55%
Provision for credit losses on loans and leases	$17,521	$(377)	$53,472	$14,533	$12,531
Allowance for credit losses	$102,906	$92,522	$101,309	$51,637	$47,764
Net charge-offs	$7,137	$8,410	$17,193	$10,660	$13,065
Net charge-offs as a percentage of average loans and leases outstanding	0.10%	0.12%	0.26%	0.18%	0.23%
Provision for credit losses on loans and leases as a percentage of net charge-offs	245.50%	(4.48)%	311.01%	136.33%	95.91%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (a)	1.35%	1.35%	1.50%	0.83%	0.83%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding, excluding PPP loans (a)	1.35%	1.37%	1.61%	0.83%	0.83%
Allowance for credit losses as a percentage of nonperforming loans (a)	289.98%	167.67%	187.43%	160.28%	149.14%
Gross income that would have been recorded at original rates	$1,444	$3,503	$3,733	$1,860	$1,428
Interest that was reflected in income	244	569	297	262	256
Net reduction to interest income due to nonaccrual	$1,200	$2,934	$3,436	$1,598	$1,172
(a)End of period loans and nonperforming loans exclude loans held for sale.
Nonperforming loans decreased $19.7 million to $35.5 million at December 31, 2022, compared to $55.2 million at December 31, 2021. Nonperforming loans as a percentage of total loans decreased to 0.46% from 0.81% at December 31, 2022 compared to December 31, 2021.
Also included in nonperforming loans are TDRs, which are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower under terms not available in the market. TDRs decreased $5.0 million during 2022. For additional information on TDRs please refer to Note 9 “Loans and Leases and Allowance for Credit Losses.”
Net charge-offs were $7.1 million in 2022 compared to $8.4 million for the year 2021. The most significant credit losses recognized during the year include $2.5 million in charge-offs recognized on six commercial real estate relationships. Net charge-offs in the loans to individuals category totaled $3.3 million for 2022, primarily due to charge-offs of indirect auto loans.

Additional detail on credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Provision for Credit Losses,” “Allowance for Credit Losses" and "Credit Risk.”
Provision for credit losses on loans and leases as a percentage of net charge-offs increased to a 245.5% for the year ended December 31, 2022 from a negative 4.5% for the year ended December 31, 2021. This change was not driven by net charge-offs, but rather an increase in the provision for loan credit losses on loans. This increased provision in 2022 is primarily a result of loan growth and changes in the economic forecast used in calculating the allowance.

Allowance for Credit Losses
Following is a summary of the allocation of the allowance for credit losses at December 31:

	2022		2021		2020		2019		2018
	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)
	(dollars in thousands)
Commercial, financial, agricultural and other	$22,650	16%	$18,093	17%	$17,187	23%	$20,234	20%	$19,374	20%
Real estate construction	8,822	7	4,220	7	7,966	6	2,558	7	2,002	6
Residential real estate	21,412	29	12,625	28	14,358	26	4,093	27	3,969	27
Commercial real estate	28,804	31	33,376	33	41,953	33	19,768	34	18,386	37
Loans to individuals	21,218	17	24,208	15	19,845	12	4,984	12	4,033	10
Total	$102,906		$92,522		$101,309		$51,637		$47,764
Allowance for credit losses as percentage of end-of-period loans outstanding	1.35%		1.35%		1.50%		0.83%		0.83%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding, excluding PPP loans	1.35%		1.37%		1.61%		0.83%		0.83%
(a)Represents the ratio of loans in each category to total loans.

Effective January 1, 2020, the company adopted the CECL methodology of calculating the allowance for credit losses which provides for expected losses over the life of a loan. Prior periods are reported in accordance with previously applicable GAAP and was calculated to provide for credit losses as they were incurred.

The allowance for credit losses increased $10.4 million from December 31, 2021 to December 31, 2022. The allowance for credit losses as a percentage of end-of-period loans outstanding was 1.35% at both December 31, 2022 and 2021. The allowance for credit losses includes both a general reserve for performing loans and reserves for individually analyzed loans. Comparing December 31, 2022 to December 31, 2021, the general reserve for performing loans is 1.34% and 1.36%, respectively, of total performing loans for both periods. Reserves for individually analyzed loans increased from 0.7% of nonperforming loans at December 31, 2021 to 2.0% of nonperforming loans at December 31, 2022. The allowance for credit losses as a percentage of nonperforming loans was 290.0% and 167.7% at December 31, 2022 and 2021, respectively.

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

Following is a detailed schedule of the amortized cost of securities available for sale as of December 31:

	2022	2021	2020
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$4,127	$5,242	$6,492
Mortgage-Backed Securities—Commercial	324,306	365,024	182,823
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	527,777	632,687	481,109
Other Government-Sponsored Enterprises	1,000	1,000	100,996
Obligations of States and Political Subdivisions	9,482	9,538	11,154
Corporate Securities	32,010	32,088	22,941
Total Securities Available for Sale	$898,702	$1,045,579	$805,515
As of December 31, 2022, securities available for sale had a fair value of $0.8 billion. Gross unrealized gains were $0.3 million and gross unrealized losses were $136.3 million. The level of gross unrealized losses is directly related to the change in market interest rates.
The following is a schedule of the contractual maturity distribution of securities available for sale at December 31, 2022.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield (b)
	(dollars in thousands)
Within 1 year	$48	$—	$5,001	$5,049	3.28%
After 1 but within 5 years	31,204	1,885	5,996	39,085	2.23
After 5 but within 10 years	42,924	7,597	21,013	71,534	2.36
After 10 years	783,034	—	—	783,034	1.72
Total	$857,210	$9,482	$32,010	$898,702	1.80%
(a)Equities are excluded from this schedule because they have an indefinite maturity.
(b)Yields are calculated on a taxable equivalent basis.

Mortgage-backed securities, which include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises, have contractual maturities ranging from less than one year to approximately 45 years and have anticipated average lives to maturity ranging from less than three years to approximately six years.
The available for sale investment portfolio amortized cost decreased $146.9 million, or 14%, at December 31, 2022 compared to 2021. Available for sale investment calls or maturities totaled $145.6 million during 2022. Liquidity provided from sales, calls and maturities was utilized to fund growth in the loan portfolio or reinvested into investment securities and interest-bearing deposits with banks.

Following is a detailed schedule of the amortized cost of securities held to maturity as of December 31:

	2022	2021	2020
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$2,008	$2,409	$2,766
Mortgage-Backed Securities—Commercial	75,229	91,439	36,799
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	329,267	387,848	277,351
Mortgage-Backed Securities—Commercial	4,794	7,309	9,737
Other Government-Sponsored Enterprises	22,221	21,904	—
Obligations of States and Political Subdivisions	26,643	29,402	34,391
Debt Securities Issued by Foreign Governments	1,000	1,000	800
Total Securities Held to Maturity	$461,162	$541,311	$361,844
The following is a schedule of the contractual maturity distribution of securities held to maturity at December 31, 2022.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Within 1 year	$—	$945	$200	$1,145	3.01%
After 1 but within 5 years	4,794	9,019	800	14,613	2.49
After 5 but within 10 years	42,684	16,116	—	58,800	1.94
After 10 years	386,041	563	—	386,604	1.52
Total	$433,519	$26,643	$1,000	$461,162	1.61%
The held to maturity investment portfolio decreased $80.1 million, or 15%, at December 31, 2022 compared to 2021. Held to maturity investment purchases of $0.2 million were offset by the calls or maturities of $79.6 million in investments.
See Note 8 “Investment Securities" and Note 17 “Fair Values of Assets and Liabilities” for additional information related to the investment portfolio.

Deposits
Total deposits increased $23.0 million in 2022. Interest-bearing demand and savings deposits decreased $8.7 million, noninterest-bearing demand deposits increased $11.7 million and time deposits increased $20.0 million. For additional information concerning our deposits, please refer to Note 13 “Interest-Bearing Deposits.”
At December 31, 2022 and 2021, time deposits of $100 thousand or more totaled $172.0 million and $136.1 million, respectively. Time deposits of $250 thousand or more had remaining maturities as follows as of the end of each year in the two-year period ended December 31:

	2022		2021
	Amount	%	Amount	%
	(dollars in thousands)
3 months or less	$12,663	19%	$13,349	25%
Over 3 months through 6 months	11,886	18	14,116	26
Over 6 months through 12 months	14,675	23	16,092	30
Over 12 months	26,231	40	10,390	19
Total	$65,455	100%	$53,947	100%
The estimated total amount of uninsured deposits was $2.1 billion at both December 31, 2022 and 2021. Uninsured amounts are estimated based on known deposit account relationships for each depositor and insurance guidelines provided by the FDIC.
Short-Term Borrowings and Long-Term Debt
Short-term borrowings increased $234.4 million, or 169%, from $138.3 million at December 31, 2021 to $372.7 million at December 31, 2022. Long-term debt decreased $1.0 million, from $182.3 million at December 31, 2021 to $181.2 million at December 31, 2022. For additional information concerning our short-term borrowings, subordinated debentures and other long-term debt, please refer to Note 14 “Short-term Borrowings,” Note 15 “Subordinated Debentures” and Note 16 “Other Long-term Debt” of the Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements
The table below sets forth our contractual obligations to make future payments as of December 31, 2022. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

	Footnote Number Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
FHLB advances	16	$740	$1,568	$1,693	$861	$4,862
Subordinated debentures	15	—	—	—	170,937	170,937
Operating leases	11	4,952	9,400	8,157	35,244	57,753
Total contractual obligations		$5,692	$10,968	$9,850	$207,042	$233,552
The table above excludes our cash obligations upon maturity of certificates of deposit, which is set forth in Note 13 “Interest-Bearing Deposits” of the Consolidated Financial Statements.
In addition, see Note 10 “Commitments and Letters of Credit” for detail related to our off-balance sheet commitments to extend credit, financial standby letters of credit, performance standby letters of credit and commercial letters of credit as of December 31, 2022. Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements since it is unknown if the borrower will draw upon these commitments and often these commitments expire without being drawn upon. As of December 31, 2022, a reserve for expected credit losses of $10.0 million was recorded for unused commitments and letters of credit.

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
We generate funds to meet our cash flow needs primarily through the core deposit base of FCB and the maturity or repayment of loans and other interest-earning assets, including investments. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $23.0 million during 2022, and comprised 91% of total liabilities at December 31, 2022, as compared to 95% at December 31, 2021. Proceeds from the sale, maturity and redemption of investment securities totaled $225.2 million during 2022 and provided liquidity to fund loans, purchase investment securities and fund depositor withdrawals.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit through brokers. We have increased our borrowing capacity at the Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the Federal Home Loan Bank, as collateral for borrowings at the Federal Reserve. At December 31, 2022 our borrowing capacity at the Federal Reserve related to this program was $1.0 billion and there were no amounts outstanding. Additionally, as of December 31, 2022, our maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh was $2.0 billion and as of that date amounts used against this capacity included $289.9 million in outstanding borrowings.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an ALCO strategy to increase and diversify funding sources. As of December 31, 2022, our maximum borrowing capacity under this program was $1.5 billion and as of that date there was $4.9 million outstanding. CDARS includes a wholesale and a reciprocal program. The reciprocal program allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. The current outstanding balance in its entirety relates to the reciprocal program. As of December 31, 2022, our outstanding certificates of deposits from this program have an average weighted rate of 0.48% and an average original term of 364 days.
We also have available unused federal funds lines with four correspondent banks. These lines have an aggregate commitment of $160.0 million and there were no amounts outstanding as of December 31, 2022. In addition, we have available unused repo lines with two correspondent banks. These lines have an aggregate commitment of $265.0 million with no outstanding balance as of December 31, 2022.
The liquidity needs of First Commonwealth on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments and dividend payments to our stockholders, which collectively totaled $52.6 million for the year ended December 31, 2022, as well as any cash necessary to repurchase our shares, which totaled $15.6 million for the year ended December 31, 2022. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $72.2 million in junior subordinated debentures and cash and interest-bearing deposits of $37.7 million at December 31, 2022. At the end of 2022, the Parent Company had a $20.0 million short-term, unsecured revolving line of credit with another financial institution. As of December 31, 2022, there were no amounts outstanding under this line. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.
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
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one-year period was 0.76 and 0.84 at December 31, 2022 and 2021, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
Following is the gap analysis as of December 31:

	2022
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,164,495	$354,556	$575,640	$4,094,691	$2,498,042	$978,319
Investments	46,426	35,579	74,962	156,967	461,699	734,221
Other interest-earning assets	29,919	—	—	29,919	71	—
Total interest-sensitive assets (ISA)	3,240,840	390,135	650,602	4,281,577	2,959,812	1,712,540
Certificates of deposit	71,976	56,539	102,037	230,552	173,810	955
Other deposits	4,929,952	—	—	4,929,952	—	—
Borrowings	445,065	50,204	407	495,676	3,256	50,791
Total interest-sensitive liabilities (ISL)	5,446,993	106,743	102,444	5,656,180	177,066	51,746
Gap	$(2,206,153)	$283,392	$548,158	$(1,374,603)	$2,782,746	$1,660,794
ISA/ISL	0.59	3.65	6.35	0.76	16.72	33.10
Gap/Total assets	22.50%	2.89%	5.59%	14.02%	28.38%	16.94%

	2021
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$2,910,172	$394,048	$606,468	$3,910,688	$2,296,873	$555,022
Investments	98,969	82,267	154,316	335,552	725,576	516,766
Other interest-earning assets	310,629	—	—	310,629	—	—
Total interest-sensitive assets (ISA)	3,319,770	476,315	760,784	4,556,869	3,022,449	1,071,788
Certificates of deposit	97,269	72,453	106,243	275,965	107,795	1,232
Other deposits	4,938,673	—	—	4,938,673	—	—
Borrowings	210,682	200	400	211,282	53,197	51,577
Total interest-sensitive liabilities (ISL)	5,246,624	72,653	106,643	5,425,920	160,992	52,809
Gap	$(1,926,854)	$403,662	$654,141	$(869,051)	$2,861,457	$1,018,979
ISA/ISL	0.63	6.56	7.13	0.84	18.77	20.30
Gap/Total assets	20.19%	4.23%	6.85%	9.10%	29.98%	10.68%
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

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2022 ($)	$(11,973)	$(5,486)	$5,902	$11,413
December 31, 2022 (%)	(3.12)%	(1.43)%	1.54%	2.98%

December 31, 2021 ($)	$(9,008)	$(4,976)	$5,956	$10,224
December 31, 2021 (%)	(3.25)%	(1.79)%	2.15%	3.69%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates as compared to if rates remained unchanged, assuming there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2022 ($)	$(45,361)	$(20,166)	$18,626	$36,011
December 31, 2022 (%)	(11.83)%	(5.26)%	4.86%	9.39%

December 31, 2021 ($)	$(26,120)	$(17,640)	$13,867	$29,192
December 31, 2021 (%)	(9.42)%	(6.36)%	5.00%	10.53%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. For the years 2022 and 2021, the cost of our interest-bearing liabilities averaged 0.31% and 0.27%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.79% and 3.43%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $10.0 million at December 31, 2022 and is classified in “Other liabilities” on the Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternate financing sources. In 2022, five loans totaling $0.7 million were identified as troubled debt restructurings. These loans were individually analyzed and no additional reserves were required.
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
The allowance for credit losses was $102.9 million at December 31, 2022 or 1.35% of loans outstanding, compared to $92.5 million, or 1.35% of loans outstanding, at December 31, 2021. Credit measures as of December 31, 2022 compared to December 31, 2021 reflect a decrease in the level of criticized loans of $65.3 million, from $198.1 million at December 31, 2021 to $132.9 million at December 31, 2022. Commercial real estate loans accounted for $60.0 million of this decrease. Classified assets decreased $33.1 million, from $77.6 million at December 31, 2021 to $44.4 million at December 31, 2022. Delinquency on accruing loans decreased $9.4 million, or 90%, and the level of nonperforming loans decreased $19.7 million for the same period.
The allowance for credit losses as a percentage of nonperforming loans was 290.0% at December 31, 2022 and 167.7% as of December 31, 2021. The allowance for credit losses includes specific allocations of $0.7 million related to nonperforming loans covering 2% of the total nonperforming balance at December 31, 2022 and specific allocations of $0.4 million covering 1% of the total nonperforming balance at December 31, 2021. The amount of allowance related to nonperforming loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses.

Management believes that the allowance for credit losses is at a level that is sufficient to absorb expected losses in the loan and lease portfolio at December 31, 2022.

The following table provides information on net charge-offs and nonperforming loans by loan category:

	For the Period Ended December 31, 2022			As of December 31, 2022
	Net Charge-offs	% of Total Net Charge- offs	Net Charge-offs as a % of Average Loans	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,967	27.56%	0.03%	$4,309	12.14%	0.05%
Real estate construction	(9)	(0.13)	—	—	—	—
Residential real estate	152	2.13	—	9,145	25.77	0.12
Commercial real estate	1,718	24.07	0.02	21,505	60.60	0.28
Loans to individuals	3,309	46.37	0.05	528	1.49	0.01
Total loans and leases, net of unearned income	$7,137	100.00%	0.10%	$35,487	100.00%	0.46%
As the above table illustrates, commercial real estate and residential real estate loans were the most significant portions of the nonperforming loans as of December 31, 2022. See discussions related to the provision for credit losses and loans for more information.

New Accounting Pronouncements
In March 2020, FASB released Accounting Standards Update (“ASU”) 2020-04 - Reference Rate Reform (Topic 848), which provides optional guidance to ease the accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of the discontinuance of the London Interbank Offered Rate ("LIBOR") as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The Company has elected to apply the practical expedient allowing for a contract modification, due to reference rate reform, to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in the update are effective for all entities between March 12, 2020 and December 31, 2024 (In December 2022, FASB released ASU 2022-06, which extended the original sunset date in ASU 2020-04 from December 31, 2022 to December 31, 2024). The Company has established a cross-functional working group to manage the Company’s transition from LIBOR. Products that utilize LIBOR have been identified and have incorporated enhanced language to accommodate the transition to alternative reference rates and the use of LIBOR has been discontinued as an index for new loans. All LIBOR based loans are expected to be transitioned to a new index by June 30, 2023. The impact of the LIBOR transition is not expected to have a material impact on the Company's consolidated financial statements.
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

In December 2019, FASB issued ASU 2019-12 - "Simplifying the Accounting for Income Taxes". ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The company adopted the ASU in 2022 and had no material adjustments.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Information appearing in Item 7 of this report under the caption “Market Risk” is incorporated herein by reference in response to this item.

ITEM 8.    Financial Statements and Supplementary Data

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2022	2021
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$124,254	$84,738
Interest-bearing bank deposits	29,990	310,634
Securities available for sale, at fair value	762,661	1,041,380
Securities held to maturity, at amortized cost, (Fair value $386,205 at December 31, 2022 and $536,651 at December 31, 2021)	461,162	541,311
Other investments	26,414	12,838
Loans held for sale	11,869	18,583
Loans and leases:
Portfolio loans and leases	7,642,143	6,839,230
Allowance for credit losses	(102,906)	(92,522)
Net loans and leases	7,539,237	6,746,708
Premises and equipment, net	115,106	120,775
Other real estate owned	534	642
Goodwill	303,328	303,328
Amortizing intangibles, net	9,205	11,188
Bank owned life insurance	222,651	224,700
Other assets	199,255	128,268
Total assets	$9,805,666	$9,545,093
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,670,508	$2,658,782
Interest-bearing	5,334,961	5,323,716
Total deposits	8,005,469	7,982,498
Short-term borrowings	372,694	138,315
Subordinated debentures	170,937	170,775
Other long-term debt	4,862	5,573
Capital lease obligation	5,425	5,921
Total long-term debt	181,224	182,269
Other liabilities	194,205	132,639
Total liabilities	8,753,592	8,435,721
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 113,914,902 shares issued as of December 31, 2022 and 2021; and 93,376,314 and 94,233,152 shares outstanding at December 31, 2022 and 2021, respectively	113,915	113,915
Additional paid-in capital	497,431	496,121
Retained earnings	774,863	691,260
Accumulated other comprehensive (loss) income, net	(137,692)	(8,768)
Treasury stock (20,538,588 and 19,681,750 shares at December 31, 2022 and 2021, respectively)	(196,443)	(183,156)
Total shareholders’ equity	1,052,074	1,109,372
Total liabilities and shareholders’ equity	$9,805,666	$9,545,093
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2022	2021	2020
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$302,207	$267,599	$275,189
Interest and dividends on investments:
Taxable interest	24,668	24,723	24,063
Interest exempt from federal income taxes	479	595	1,053
Dividends	877	521	686
Interest on bank deposits	1,722	400	218
Total interest income	329,953	293,838	301,209
Interest Expense
Interest on deposits	6,714	5,749	21,972
Interest on short-term borrowings	1,999	99	704
Interest on subordinated debentures	8,595	8,555	8,580
Interest on other long-term debt	198	649	1,419
Interest on capital lease obligation	226	245	263
Total interest expense	17,732	15,297	32,938
Net Interest Income	312,221	278,541	268,271
Provision for credit losses	21,106	(1,376)	56,718
Net Interest Income after Provision for Credit Losses	291,115	279,917	211,553
Noninterest Income
Net securities gains	2	16	70
Trust income	10,518	11,111	9,101
Service charges on deposit accounts	19,641	17,984	16,387
Insurance and retail brokerage commissions	8,857	8,502	7,850
Income from bank owned life insurance	5,459	6,433	6,552
Gain on sale of mortgage loans	5,276	13,555	18,764
Gain on sale of other loans and assets	6,036	8,130	4,827
Card related interchange income	27,603	27,954	23,966
Derivative mark to market	368	2,344	(2,521)
Swap fee income	4,685	2,543	1,588
Other income	10,263	8,185	7,892
Total noninterest income	98,708	106,757	94,476
Noninterest Expense
Salaries and employee benefits	126,031	119,506	118,961
Net occupancy	18,037	16,586	17,647
Furniture and equipment	15,582	15,642	15,393
Data processing	13,922	12,373	10,543
Advertising and promotion	5,031	4,983	4,679
Pennsylvania shares tax	4,447	4,604	4,500
Intangible amortization	3,196	3,497	3,689
Other professional fees and services	4,894	4,501	3,886
FDIC insurance	2,871	2,529	2,699
Loss on sale or write-down of assets	343	303	680
Litigation and operational losses	2,834	2,324	1,411
Merger and acquisition related	1,702	—	—
COVID-19 expense	151	449	874
Early retirement	—	—	3,422
Branch consolidation	(104)	(103)	2,672
Other operating expenses	30,701	26,663	24,770
Total noninterest expense	229,638	213,857	215,826
Income before income taxes	160,185	172,817	90,203
Income tax provision	32,004	34,560	16,756
Net Income	$128,181	$138,257	$73,447
Average Shares Outstanding	93,612,043	95,583,890	97,499,586
Average Shares Outstanding Assuming Dilution	93,887,447	95,840,285	97,758,965
Per Share Data: Basic Earnings Per Share	$1.37	$1.45	$0.75
Diluted Earnings Per Share	$1.37	$1.44	$0.75
Cash Dividends Declared per Common Share	$0.475	$0.455	$0.440
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Net Income	$128,181	$138,257	$73,447
Other comprehensive (loss) income, before tax (benefit) expense:
Unrealized holding (losses) gains on securities arising during the period	(131,838)	(29,892)	19,981
Less: reclassification adjustment for gains on securities included in net income	(2)	(16)	(70)
Unrealized losses on derivatives:
Unrealized holding losses on derivatives arising during the period	(31,573)	(3,356)	(4,467)
Unrealized gains (losses) for postretirement obligation:
Prior service cost	76	76	(537)
Net gain (loss)	143	275	(155)
Total other comprehensive (loss) income, before income tax (benefit) expense	(163,194)	(32,913)	14,752
Income tax (benefit) expense related to items of other comprehensive (loss) income	(34,270)	(6,912)	3,098
Comprehensive Income	$(743)	$112,256	$85,101
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2021	94,233,152	$113,915	$496,121	$691,260	$(8,768)	$(183,156)	$1,109,372
Net income				128,181			128,181
Total other comprehensive loss					(128,924)		(128,924)
Cash dividends declared ($0.475 per share)				(44,578)			(44,578)
Treasury stock acquired	(1,132,577)					(15,598)	(15,598)
Treasury stock reissued	174,989		580	—		1,612	2,192
Restricted stock	100,750	—	730	—		699	1,429
Balance at December 31, 2022	93,376,314	$113,915	$497,431	$774,863	$(137,692)	$(196,443)	$1,052,074

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2020	96,130,751	$113,915	$494,683	$596,614	$17,233	$(153,828)	$1,068,617
Net income				138,257			138,257
Total other comprehensive loss					(26,001)		(26,001)
Cash dividends declared ($0.455 per share)				(43,611)			(43,611)
Treasury stock acquired	(2,195,110)					(31,301)	(31,301)
Treasury stock reissued	173,907		771	—		1,493	2,264
Restricted stock	123,604	—	667	—		480	1,147
Balance at December 31, 2021	94,233,152	$113,915	$496,121	$691,260	$(8,768)	$(183,156)	$1,109,372

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2019	98,311,840	$113,915	$493,737	$577,348	$5,579	$(134,914)	$1,055,665
Net income				73,447			73,447
Total other comprehensive income					11,654		11,654
Cash dividends declared ($0.440 per share)				(42,982)			(42,982)
Adoption of accounting standard - ASU 2016-13				(11,199)			(11,199)
Treasury stock acquired	(2,430,842)					(20,905)	(20,905)
Treasury stock reissued	158,453		459	—		1,358	1,817
Restricted stock	91,300	—	487	—		633	1,120
Balance at December 31, 2020	96,130,751	$113,915	$494,683	$596,614	$17,233	$(153,828)	$1,068,617
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Operating Activities
Net income	$128,181	$138,257	$73,447
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	21,106	(1,376)	56,718
Deferred tax (benefit) expense	(2,011)	1,432	(8,217)
Depreciation and amortization	10,552	11,442	11,653
Net gains on securities and other assets	(11,556)	(22,273)	(18,807)
Net amortization of premiums and discounts on securities	2,027	4,772	6,183
Income from increase in cash surrender value of bank owned life insurance	(5,261)	(6,105)	(6,288)
Mortgage loans originated for sale	(195,105)	(390,940)	(410,715)
Proceeds from sale of mortgage loans	198,302	419,574	408,877
(Increase) decrease in interest receivable	(6,846)	5,885	(10,735)
Increase (decrease) in interest payable	1,172	(412)	(879)
(Decrease) increase in income taxes payable	(4,561)	10,664	(887)
Other—net	15,413	(5,874)	5,349
Net cash provided by operating activities	151,413	165,046	105,699
Investing Activities
Transactions with securities held to maturity:
Proceeds from sales	—	—	—
Proceeds from maturities and redemptions	79,613	120,728	118,905
Purchases	(200)	(361,734)	(85,679)
Transactions with securities available for sale:
Proceeds from sales	—	—	—
Proceeds from maturities and redemptions	145,589	433,910	472,282
Purchases	—	(676,861)	(411,178)
Purchases of FHLB stock	(20,632)	(4,453)	(22,231)
Proceeds from the redemption of FHLB stock	7,056	3,342	26,766
Proceeds from redemption of other investments	—	500	—
Proceeds from bank owned life insurance	5,337	7,357	1,444
Proceeds from the sale of loans	68,625	76,414	41,141
Proceeds from sales of other assets	8,609	7,798	5,531
Net increase in loans	(871,578)	(161,667)	(622,504)
Purchases of premises and equipment	(11,207)	(10,639)	(7,615)
Net cash used in investing activities	(588,788)	(565,305)	(483,138)
Financing Activities
Net increase in federal funds purchased	—	—	—
Net increase (decrease) in other short-term borrowings	234,379	20,942	(84,480)
Net increase in deposits	23,007	543,947	761,398
Repayments of other long-term debt	(712)	(50,685)	(659)
Repayments of capital lease obligations	(496)	(464)	(430)
Dividends paid	(44,578)	(43,611)	(42,982)
Proceeds from reissuance of treasury stock	245	222	222
Purchase of treasury stock	(15,598)	(31,301)	(20,905)
Net cash provided by financing activities	196,247	439,050	612,164
Net (decrease) increase in cash and cash equivalents	(241,128)	38,791	234,725
Cash and cash equivalents at January 1	395,372	356,581	121,856
Cash and cash equivalents at December 31	$154,244	$395,372	$356,581
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Statement of Accounting Policies
General
The following summary of accounting and reporting policies is presented to aid the reader in obtaining a better understanding of the consolidated financial statements of First Commonwealth Financial Corporation and its subsidiaries (“First Commonwealth”) contained in this report. First Commonwealth's subsidiaries include First Commonwealth Bank ("FCB" or the "Bank"), First Commonwealth Insurance Agency, Inc. ("FCIA"), FRAMAL and First Commonwealth Financial Advisors, Inc. ("FCFA").
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
First Commonwealth conducts a comprehensive review of the investment portfolio on a quarterly basis to evaluate for expected credit losses. When evaluating available-for-sale securities, management first considers whether we intend to sell the security, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If there is intent to sell, the security's amortized cost is written down to fair value through income. Otherwise, available-for-sale securities whose market values have fallen below their book value are evaluated at the issuer-specific level to determine if the decline in value is a result of credit losses. Issuer-specific securities include obligations of U.S. Government agencies and sponsored enterprises, single issue trust preferred securities, corporate debentures and obligations of states and political subdivisions. Further analysis of these securities includes a review of research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, impact of interest rate changes and any other relevant information pertaining to the affected security. Any loss not determined to be a credit loss is recorded as a reduction to shareholders equity, through other comprehensive income. Held-to-maturity securities are evaluated for impairment on an annual basis, using historical probability of default and loss given default information specific to the investment category. On a quarterly basis, a qualitative review is completed incorporating changes to the mix and credit quality of the investment portfolio. If this evaluation determines that credit losses exist an allowance for credit loss is recorded and included in earnings as a component of credit loss expense.
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
First Commonwealth considers a loan to be a troubled debt restructured loan ("TDR") when the loan terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. TDR loans are considered to be nonperforming loans.
A loan is considered to be nonperforming when, based on current information and events, it is expected that First Commonwealth will be unable to collect principal or interest that is due in accordance with contractual terms of the loan. Nonperforming loans include nonaccrual loans and TDR loans. Expected losses on nonperforming loans are measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.
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
Allowance for Credit Losses for Loans and Leases
On January 1, 2020, First Commonwealth adopted ASU 2016-13 Financial Instruments - Credit Losses ("Topic 326"), which replaces the incurred loss methodology for determining our allowance for credit losses and related provision for credit losses with an expected loss methodology that is referred to as the Current Expected Credit Loss ("CECL") model. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including our loans and leases.
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
In connection with our adoption of ASU 2016-13, we made changes to our loan portfolio segments, as compared to loan segments under the incurred model, to align with the methodology applied in determining the allowance under CECL. In 2022, the annual review of loss history and loss drivers used in the allowance credit losses resulted in several new loan portfolio segments. Real estate construction, which was previously one segment, has been divided into two categories, Construction residential and Construction other. Loans to state and political subdivisions and other commercial loans that have different characteristics than loans in the Time and Demand category, were moved into a new Time and demand other category. Additionally, a new portfolio segment for equipment finance was added as we entered that business in 2022. Refer to Note 9, "Loans and Leases and Allowance for Credit Losses" for further discussion of these portfolio segments.
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
All nonperforming credits, which includes nonaccrual loans and all TDRs, in excess of $250 thousand are individually evaluated on a quarterly basis. A specific reserve is established for individually evaluated loans in an amount equal to the total amount of estimated losses for the loans that are reviewed. Based on this reserve as a percentage of reviewed loan balances, a reserve is also established for the nonperforming loan balances that are not individually reviewed.
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
Bank Owned Life Insurance
First Commonwealth and the banks that First Commonwealth has acquired have purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded as non-interest income in the Consolidated Statements of Income and cash receipts and disbursements are included in "Operating Activities" in the Consolidated Statements of Cash Flows. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $3.7 million and $4.5 million as of December 31, 2022 and 2021, respectively, and is reflected in "Other Liabilities" on the Consolidated Statements of Financial Condition.
Premises, Equipment and Lease Commitments
Premises and equipment are carried at cost less accumulated depreciation on First Commonwealth’s Consolidated Statements of Financial Condition. Depreciation is computed on the straight-line and accelerated methods over the estimated useful life of the asset. A straight-line depreciation method was used for substantially all furniture and equipment as well as buildings and improvements. Charges for maintenance and repairs are expensed as incurred. Leasehold improvements are expensed over the term of the lease or the estimated useful life of the improvement, whichever is shorter.
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
Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2022, First Commonwealth has interest rate derivative positions that are designated as hedging instruments and others that are not designated as hedging instruments. See Note 7, “Derivatives,” for a description of these instruments.
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

Note 2—Acquisition
On August 30, 2022, we entered into an agreement and plan of merger to acquire Centric Financial Corporation (“Centric”) and its banking subsidiary, Centric Bank. Centric will contribute seven full-service banking offices and one loan production office in the Harrisburg, Philadelphia and Lancaster MSAs. The acquisition is an all-stock transaction and Centric shareholders were entitled to receive a fixed exchange ratio of 1.09 shares of First Commonwealth common stock for each Centric common stock. This merger was completed after close of business January 31, 2023 resulting in the issuance of 9,688,478 shares of common stock.

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

	2022			2021			2020
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on securities arising during the period	$(131,838)	$27,686	$(104,152)	$(29,892)	$6,278	$(23,614)	$19,981	$(4,196)	$15,785
Reclassification adjustment for gains on securities included in net income	(2)	—	(2)	(16)	3	(13)	(70)	15	(55)
Total unrealized (losses) gains on securities	(131,840)	27,686	(104,154)	(29,908)	6,281	(23,627)	19,911	(4,181)	15,730
Unrealized gains (losses) on derivatives:
Unrealized holding losses on derivatives arising during the period	(31,573)	6,630	(24,943)	(3,356)	705	(2,651)	(4,467)	938	(3,529)
Total unrealized losses on derivatives	(31,573)	6,630	(24,943)	(3,356)	705	(2,651)	(4,467)	938	(3,529)
Unrealized gains (losses) for postretirement obligations:
Prior service cost	76	(16)	60	76	(16)	60	(537)	113	(424)
Net gain (loss)	143	(30)	113	275	(58)	217	(155)	32	(123)
Total unrealized gains (losses) for postretirement obligations	219	(46)	173	351	(74)	277	(692)	145	(547)
Total other comprehensive (loss) income	$(163,194)	$34,270	$(128,924)	$(32,913)	$6,912	$(26,001)	$14,752	$(3,098)	$11,654

The following table details the change in components of OCI for the year ended December 31:

	2022
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(3,317)	$(5,546)	$95	$(8,768)
Other comprehensive loss before reclassification adjustment	(104,152)	(24,943)		(129,095)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—		(2)
Prior service cost			60	60
Net gain			113	113
Net other comprehensive loss during the period	(104,154)	(24,943)	173	(128,924)
Balance at December 31	$(107,471)	$(30,489)	$268	$(137,692)

	2021
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$20,310	$(2,895)	$(182)	$17,233
Other comprehensive income before reclassification adjustment	(23,614)	(2,651)		(26,265)
Amounts reclassified from accumulated other comprehensive income (loss)	(13)	—		(13)
Prior service cost			60	60
Net gain			217	217
Net other comprehensive income during the period	(23,627)	(2,651)	277	(26,001)
Balance at December 31	$(3,317)	$(5,546)	$95	$(8,768)

	2020
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$4,580	$634	$365	$5,579
Other comprehensive income before reclassification adjustment	15,785	(3,529)		12,256
Amounts reclassified from accumulated other comprehensive income (loss)	(55)	—		(55)
Prior service cost			(424)	(424)
Net gain			(123)	(123)
Net other comprehensive income during the period	15,730	(3,529)	(547)	11,654
Balance at December 31	$20,310	$(2,895)	$(182)	$17,233

Note 4—Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the year for interest and income taxes as well as detail on non-cash investing and financing activities for the years ended December 31:

	2022	2021	2020
	(dollars in thousands)
Cash paid during the period for:
Interest	$16,396	$15,624	$33,964
Income taxes	34,326	22,374	25,914
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	2,852	3,163	3,865
Fair value of loans transferred from held to maturity to held for sale	61,892	73,697	37,305
Loans transferred from held for sale to held to maturity	1,485	—	4,335
Gross (decrease) increase in market value adjustment to securities available for sale	(131,840)	(29,908)	19,911
Gross decrease in market value adjustment to derivatives	(31,574)	(3,356)	(4,467)
Investments committed to purchase, not settled	—	—	(34,185)
Increase in limited partnership investment unfunded commitment	—	7,565	—
Proceeds from death benefit on bank-owned life insurance not received	1,973	—	(384)
Treasury shares issued	1,947	2,042	1,594

Note 5—Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ending December 31:

	2022	2021	2020
Weighted average common shares issued	113,914,902	113,914,902	113,914,902
Average treasury shares	(20,089,722)	(18,140,857)	(16,254,304)
Average deferred compensation shares	(55,734)	(55,590)	(42,751)
Average unearned nonvested shares	(157,403)	(134,565)	(118,261)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	93,612,043	95,583,890	97,499,586
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	219,584	200,712	203,836
Additional common stock equivalents (deferred compensation) used to calculated diluted earnings per share	55,820	55,683	55,543
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	93,887,447	95,840,285	97,758,965
Per Share Data
Basic Earnings Per Share	$1.37	$1.45	$0.75
Diluted Earnings Per Share	$1.37	$1.44	$0.75
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the years ended December 31, because to do so would have been anti-dilutive.

	2022			2021			2020
		Price Range			Price Range			Price Range
	Shares	From	To	Shares	From	To	Shares	From	To
Restricted Stock	128,860	$12.77	$16.43	99,344	$12.77	$15.96	92,499	$13.72	$15.44
Restricted Stock Units	25,983	$21.08	$21.08	—	$—	$—	106,931	$12.43	$15.37

Note 6—Cash and Due from Banks
Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts, such as checking accounts and NOW accounts. Reserves are maintained in the form of vault cash or balances held with the local Federal Reserve Bank. Because balances held at the Federal Reserve earn interest, depending on our liquidity position, we may maintain balances in excess of the reserve requirement. First Commonwealth maintained average balances of $181.6 million during 2022 and $309.6 million during 2021 with the Federal Reserve Bank of Cleveland.

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
During 2021, the Company entered into eight interest rate swap contracts that were designated as cash flow hedges. The interest rate swaps have a total notional amount of $500.0 million; $75.0 million with an original maturity of three years, $250.0 million with an original maturity of four years, and $175.0 million with an original maturity of five years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans benchmarked to the 1-month LIBOR rate. Therefore, the interest rate swaps convert the interest payments on the first $500.0 million of 1-month LIBOR based commercial loans into fixed rate payments.
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the Consolidated Statement of Income. For the years ended December 31, 2022 and 2020, net interest income decreased $4.8 million and $0.4 million, respectively, and increased $0.6 million for the year ended

December 31, 2021 as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures" or "Interest and fees on loans," in the Consolidated Statements of Income in the same line item as the income or expense on the hedged items. The cash flow hedges were highly effective at December 31, 2022 and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the Consolidated Statements of Income. The impact to noninterest income for the years ended December 31, 2022 and 2021 was a decrease of $0.1 million and $0.5 million, respectively, and an increase of $0.4 million for the year ended December 31, 2020.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At December 31, 2022, the underlying funded mortgage loan commitments had a carrying value of $4.3 million and a fair value of $4.0 million, while the underlying unfunded mortgage loan commitments had a notional amount of $12.0 million. At December 31, 2021, the underlying funded mortgage loan commitments had a carrying value of $11.0 million and a fair value of $11.9 million, while the underlying unfunded mortgage loan commitments had a notional amount of $29.7 million.
In addition, a small amount of interest income on loans is exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company enters into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other operating expenses" in the Consolidated Statements of Income. The impact on other noninterest expense for the years ended December 31, 2022 totaled $5 thousand, $11 thousand and $18 thousand, respectively. There were no foreign exchange forward contracts outstanding at December 31, 2022. At December 31, 2021, the underlying loans exposed to changes in foreign exchange rates had both a carrying value and a fair value of $2.0 million.

The following table depicts the credit value adjustment recorded relative to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks at December 31:

	2022	2021
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(27)	$(395)
Notional Amount:
Interest rate derivatives	816,745	708,759
Interest rate caps	15,340	66,007
Interest rate collars	35,354	35,354
Risk participation agreements	256,043	241,111
Sold credit protection on risk participation agreements	(100,741)	(95,618)
Interest rate options	12,009	29,691
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(38,596)	(7,022)
Notional Amount	570,000	570,000
Interest rate forwards:
Fair value adjustment	63	(29)
Notional Amount	16,000	38,000
Foreign exchange forwards:
Fair value adjustment	—	12
Notional Amount	—	1,982
The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Consolidated Statements of Income for the years ended December 31:

	2022	2021	2020
	(dollars in thousands)
Non-hedging interest rate derivatives:
(Decrease) increase in other income	$(363)	$728	$(981)
Hedging interest rate derivatives:
(Decrease) increase in interest and fees on loans	(5,125)	1,567	—
(Decrease) increase in interest from subordinated debentures	(283)	959	449
Hedging interest rate forwards:
(Decrease) increase in other income	(92)	(454)	420
Hedging interest rate derivatives:
Increase in other expense	5	11	18
The fair value of our derivatives is included in a table in Note 17, “Fair Values of Assets and Liabilities,” in the line items “Other assets” and “Other liabilities.”

Note 8—Investment Securities

Securities Available for Sale
Below is an analysis of the amortized cost and fair values of securities available for sale at December 31:

	2022				2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$4,127	$37	$(181)	$3,983	$5,242	$420	$—	$5,662
Mortgage-Backed Securities – Commercial	324,306	—	(52,890)	271,416	365,024	1,725	(4,459)	362,290
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	527,777	59	(78,847)	448,989	632,687	6,308	(9,021)	629,974
Other Government-Sponsored Enterprises	1,000	—	(118)	882	1,000	—	(19)	981
Obligations of States and Political Subdivisions	9,482	—	(1,295)	8,187	9,538	89	(103)	9,524
Corporate Securities	32,010	179	(2,985)	29,204	32,088	973	(112)	32,949
Total Securities Available for Sale	$898,702	$275	$(136,316)	$762,661	$1,045,579	$9,515	$(13,714)	$1,041,380

Mortgage backed securities include mortgage backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises. These obligations have contractual maturities ranging from less than one year to approximately 40 years with lower anticipated lives to maturity due to prepayments. All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds; therefore, First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to monitor the potential impact on earnings and interest rate risk positions.
Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. Other fixed income securities within the portfolio also contain prepayment risk.
The amortized cost and estimated fair value of debt securities available for sale at December 31, 2022, by contractual maturity, are shown below:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$5,001	$4,997
Due after 1 but within 5 years	8,881	8,654
Due after 5 but within 10 years	28,610	24,622
Due after 10 years	—	—
	42,492	38,273
Mortgage-Backed Securities (a)	856,210	724,388
Total Debt Securities	$898,702	$762,661
(a)Mortgage Backed Securities include an amortized cost of $328.4 million and a fair value of $275.4 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $527.8 million and a fair value of $449.0 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales of securities and gross gains (losses) realized on sales, calls and maturities of securities available for sale were as follows for the years ended December 31:

	2022	2021	2020
	(dollars in thousands)
Proceeds from sales	$—	$—	$—
Gross (losses) gains realized:
Sales Transactions:
Gross gains	$—	$—	$—
Gross losses	—	—	—
	—	—	—
Maturities
Gross gains	2	16	70
Gross losses	—	—	—
	2	16	70
Net gains	$2	$16	$70
Gross gains from maturities recognized in 2022, 2021 and 2020 were the result of calls on municipal securities.
Securities available for sale with an approximate fair value of $626.7 million and $759.1 million were pledged as of December 31, 2022 and 2021, respectively, to secure public deposits and for other purposes required or permitted by law.

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at December 31:

	2022				2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,008	$—	$(224)	$1,784	$2,409	$101	$—	$2,510
Mortgage-Backed Securities – Commercial	75,229	—	(14,196)	61,033	91,439	305	(1,939)	89,805
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	329,267	—	(53,002)	276,265	387,848	2,800	(5,758)	384,890
Mortgage-Backed Securities – Commercial	4,794	—	(129)	4,665	7,309	148	—	7,457
Other Government-Sponsored Enterprises	22,221	—	(4,501)	17,720	21,904	—	(625)	21,279
Obligations of States and Political Subdivisions	26,643	—	(2,865)	23,778	29,402	414	(103)	29,713
Debt Securities Issued by Foreign Governments	1,000	—	(40)	960	1,000	—	(3)	997
Total Securities Held to Maturity	$461,162	$—	$(74,957)	$386,205	$541,311	$3,768	$(8,428)	$536,651
The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$1,145	$1,143
Due after 1 but within 5 years	9,819	9,315
Due after 5 but within 10 years	38,337	31,570
Due after 10 years	563	430
	49,864	42,458
Mortgage-Backed Securities (a)	411,298	343,747
Total Debt Securities	$461,162	$386,205
(a)Mortgage Backed Securities include an amortized cost of $77.2 million and a fair value of $62.8 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $334.1 million and a fair value of $280.9 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $368.8 million and $313.9 million were pledged as of December 31, 2022 and 2021, respectively, to secure public deposits for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of December 31, 2022 and 2021, our FHLB stock totaled $25.2 million and $11.7 million, respectively and is included in “Other investments” on the Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2022.
At both December 31, 2022 and 2021, Other Investments also includes $1.2 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. For the years ended December 31, 2022 and 2021, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
Impairment of Investment Securities
On January 1, 2020, First Commonwealth adopted Topic 326, which requires estimated credit losses on held to maturity securities be recorded as an allowance for credit loss instead of a reduction in the amortized cost of the securities.
There were no estimated credit losses recorded during the years ended December 31, 2022, 2021 and 2020.
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
The following table presents the gross unrealized losses and estimated fair values at December 31, 2022 for available for sale securities for which an allowance for credit losses has not been recorded and held to maturity securities by investment category and time frame for which the securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,734	$(405)	$—	$—	$3,734	$(405)
Mortgage-Backed Securities – Commercial	92,208	(12,364)	240,241	(54,722)	332,449	(67,086)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	239,760	(21,543)	482,195	(110,306)	721,955	(131,849)
Mortgage-Backed Securities – Commercial	4,666	(129)	—	—	4,666	(129)
Other Government-Sponsored Enterprises	—	—	18,603	(4,619)	18,603	(4,619)
Obligations of States and Political Subdivisions	21,234	(1,979)	9,230	(2,181)	30,464	(4,160)
Debt Securities Issued by Foreign Governments	587	(13)	373	(27)	960	(40)
Corporate Securities	14,406	(590)	12,632	(2,395)	27,038	(2,985)
Total Securities	$376,595	$(37,023)	$763,274	$(174,250)	$1,139,869	$(211,273)

At December 31, 2022, fixed income securities issued by U.S. Government Agencies and U.S. Government-sponsored enterprises comprised 97% of total unrealized losses. All unrealized losses are a result of changes in market interest rates. At December 31, 2022, there were 209 debt securities in an unrealized loss position. There were no equity securities in an unrealized loss position at December 31, 2022.
The following table presents the gross unrealized losses and estimated fair value at December 31, 2021 for both available for sale and held to maturity securities by investment category and time frame for which the securities had been in a continuous unrealized loss position:

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
As of December 31, 2022, our corporate securities had an amortized cost and estimated fair value of $32.0 million and $29.2 million, respectively, and were comprised of debt for large regional banks. At December 31, 2021, these securities had an amortized cost of $32.1 million and estimated fair value of $32.9 million. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trend and capital position, to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the twelve months ended December 31, 2022, 2021 and 2020.

Note 9—Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Consolidated Statements of Financial Condition net of deferred loan fees and costs, and discounts related to purchased loans. Net deferred costs were $5.9 million and $0.8 million as of December 31, 2022 and 2021, respectively, and discounts on purchased loans were $5.4 million and $6.0 million at December 31, 2022 and 2021, respectively. The following table provides outstanding balances related to each of our loan types as of December 31:

	2022	2021
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,211,706	$1,173,452
Time and demand	1,023,824	1,159,524
Commercial credit cards	13,920	13,928
Equipment Finance	79,674
Time and demand other	94,288
Real estate construction	513,101	494,456
Construction other	395,439
Construction residential	117,662
Residential real estate	2,194,669	1,920,250
Residential first lien	1,547,192	1,299,534
Residential junior lien/home equity	647,477	620,716
Commercial real estate	2,425,012	2,251,097
Multifamily	431,151	385,432
Nonowner occupied	1,510,347	1,465,247
Owner occupied	483,514	400,418
Loans to individuals	1,297,655	999,975
Automobile and recreational vehicles	1,210,451	901,280
Consumer credit cards	10,657	11,151
Consumer other	76,547	87,544
Total loans and leases	$7,642,143	$6,839,230
Commercial, financial, agricultural and other loans at December 31, 2022 and 2021 includes $4.3 million and $71.3 million, respectively, in PPP loans for small businesses who meet the necessary eligibility requirements. PPP loans are 100% guaranteed by the SBA under the CARES Act and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the PPP requirements. Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans.
First Commonwealth’s loan portfolio includes five primary loan categories. When calculating the allowance for credit losses these categories are classified into fourteen portfolio segments. During 2022, the portfolio loan segments were expanded from eleven to fourteen categories. Loan segments are explained below and all related tables are presented with loan segments considered in each respective period, as this expansion of loan segments is made on a prospective basis in accordance with applicable guidance. The composition of loans by portfolio segment includes;
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
Time & Demand Other - Consists primarily of loans to state and political subdivisions and other commercial loans that have different characteristics than loans in the Time and Demand category. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of household debt to income and economic conditions measured by GDP. Prior to the first quarter of 2022, these loans were included in the Time and Demand category. The breakout into a separate category is the result of an annual review of loss history and loss drivers used in the allowance for credit losses model.
Real estate construction
Construction Other - Consists of construction loans to commercial builders and developers and are secured by the properties under development.
Construction Residential - Consists of loans to finance the construction of residential properties during the construction period. Borrowers are typically individuals who will occupy the completed single family property.
The risk and loss characteristics of these two construction categories are different than other real estate secured categories due to the collateral being at various stages of completion. The nature of the project and type of borrower of the two construction categories provides for unique risk and loss characteristics for each category. The primary macroeconomic drivers for estimating credit losses for construction loans include forecasts of national unemployment and measures of completed construction projects. Prior to the first quarter of 2022, all construction loans were included in one loan category. The breakout into separate construction categories is the result of an annual review of loss history and loss drivers used in the allowance for credit losses model.
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
Commercial real estate
Multifamily - Consists of loans secured by commercial multifamily properties. Real estate related to rentals to consumers provide unique risk and loss characteristics. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of commercial real estate values and national unemployment. In the first quarter of 2022, as a result of an annual review of loss history and loss drivers, national unemployment replaced rental vacancy as one of the primary macroeconomic drivers in this category.
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
Other Consumer - Consists of lines of credit, student loans and other consumer loans, not secured by real estate or autos. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of consumer sentiment and retail sales. In the first quarter of 2022, as a result of an annual review of loss history and loss drivers, retail sales replaced household debt as one of the primary macroeconomic factors for this category.
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 3.68% and during the one-year forecast period it was projected to average 4.68%, with a peak of 5.01%.
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
The following tables represent our credit risk profile by creditworthiness category for the years ended December 31:

	2022
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,164,193	$35,389	$12,124	$—	$—	$47,513	$1,211,706
Time and demand	976,346	35,389	12,089	—	—	47,478	1,023,824
Commercial credit cards	13,920	—	—	—	—	—	13,920
Equipment Finance	79,674	—	—	—	—	—	79,674
Time and demand other	94,253	—	35	—	—	35	94,288
Real estate construction	513,101	—	—	—	—	—	513,101
Construction other	395,439	—	—	—	—	—	395,439
Construction residential	117,662	—	—	—	—	—	117,662
Residential real estate	2,187,780	736	6,153	—	—	6,889	2,194,669
Residential first lien	1,542,854	675	3,663	—	—	4,338	1,547,192
Residential junior lien/home equity	644,926	61	2,490	—	—	2,551	647,477
Commercial real estate	2,347,000	52,291	25,721	—	—	78,012	2,425,012
Multifamily	430,613	488	50	—	—	538	431,151
Nonowner occupied	1,439,478	49,037	21,832	—	—	70,869	1,510,347
Owner occupied	476,909	2,766	3,839	—	—	6,605	483,514
Loans to individuals	1,297,206	—	449	—	—	449	1,297,655
Automobile and recreational vehicles	1,210,090	—	361	—	—	361	1,210,451
Consumer credit cards	10,657	—	—	—	—	—	10,657
Consumer other	76,459	—	88	—	—	88	76,547
Total	$7,509,280	$88,416	$44,447	$—	$—	$132,863	$7,642,143

	2021
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,121,234	$33,765	$18,453	$—	$—	$52,218	$1,173,452
Time and demand	1,107,306	33,765	18,453	—	—	52,218	1,159,524
Commercial credit cards	13,928	—	—	—	—	—	13,928
Real estate construction	493,913	498	45	—	—	543	494,456
Residential real estate	1,913,064	976	6,210	—	—	7,186	1,920,250
Residential first lien	1,295,524	905	3,105	—	—	4,010	1,299,534
Residential junior lien/home equity	617,540	71	3,105	—	—	3,176	620,716
Commercial real estate	2,113,123	85,324	52,650	—	—	137,974	2,251,097
Multifamily	355,702	14,565	15,165	—	—	29,730	385,432
Nonowner occupied	1,368,922	63,783	32,542	—	—	96,325	1,465,247
Owner occupied	388,499	6,976	4,943	—	—	11,919	400,418
Loans to individuals	999,770	—	205	—	—	205	999,975
Automobile and recreational vehicles	901,132	—	148	—	—	148	901,280
Consumer credit cards	11,151	—	—	—	—	—	11,151
Consumer other	87,487	—	57	—	—	57	87,544
Total	$6,641,104	$120,563	$77,563	$—	$—	$198,126	$6,839,230
The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year as of December 31:

	2022
	Term Loans						Revolving Loans
	2022	2021	2020	2019	2018	Prior		Total
	(dollars in thousands)
Time and demand	$180,134	$165,064	$66,006	$88,959	$57,030	$57,907	$408,724	$1,023,824
Pass	180,134	154,542	56,592	79,935	56,718	56,309	392,116	976,346
OAEM	—	10,489	8,387	1,846	250	895	13,522	35,389
Substandard	—	33	1,027	7,178	62	703	3,086	12,089
Commercial credit cards	—	—	—	—	—	—	13,920	13,920
Pass	—	—	—	—	—	—	13,920	13,920
Equipment Finance	79,674	—	—	—	—	—	—	79,674
Pass	79,674	—	—	—	—	—	—	79,674
Time and demand other	7,172	20,281	19,626	3,823	2,885	36,197	4,304	94,288
Pass	7,172	20,281	19,626	3,823	2,885	36,162	4,304	94,253
Substandard	—	—	—	—	—	35	—	35
Construction other	81,870	179,919	85,264	23,001	24,005	1,011	369	395,439
Pass	81,870	179,919	85,264	23,001	24,005	1,011	369	395,439
Construction residential	82,829	34,783	—	31	18	—	1	117,662
Pass	82,829	34,783	—	31	18	—	1	117,662
Residential first lien	272,136	507,573	337,995	102,870	69,890	255,573	1,155	1,547,192
Pass	272,136	507,042	337,979	102,097	69,212	253,310	1,078	1,542,854
OAEM	—	164	—	133	51	250	77	675
Substandard	—	367	16	640	627	2,013	—	3,663
Residential junior lien/home equity	77,016	49,273	1,499	2,584	1,683	4,396	511,026	647,477
Pass	77,016	49,273	1,499	2,517	1,683	4,263	508,675	644,926
OAEM	—	—	—	—	—	51	10	61
Substandard	—	—	—	67	—	82	2,341	2,490
Multifamily	140,004	90,868	60,699	39,848	19,914	78,483	1,335	431,151
Pass	140,004	90,868	60,699	39,848	19,914	77,945	1,335	430,613
OAEM	—	—	—	—	—	488	—	488
Substandard	—	—	—	—	—	50	—	50
Nonowner occupied	298,751	153,918	115,947	214,068	141,814	581,060	4,789	1,510,347
Pass	298,751	153,918	115,947	212,588	113,638	541,007	3,629	1,439,478
OAEM	—	—	—	1,480	20,349	26,207	1,001	49,037
Substandard	—	—	—	—	7,827	13,846	159	21,832
Owner occupied	113,010	105,513	56,977	44,430	26,456	131,432	5,696	483,514
Pass	113,010	105,309	55,468	43,014	26,294	128,230	5,584	476,909
OAEM	—	182	745	791	92	923	33	2,766
Substandard	—	22	764	625	70	2,279	79	3,839
Automobile and recreational vehicles	613,513	330,298	172,530	68,996	20,589	4,525	—	1,210,451
Pass	613,513	330,252	172,435	68,865	20,524	4,501	—	1,210,090
Substandard	—	46	95	131	65	24	—	361
Consumer credit cards	—	—	—	—	—	—	10,657	10,657
Pass	—	—	—	—	—	—	10,657	10,657
Consumer other	6,561	17,177	2,489	3,798	1,656	4,085	40,781	76,547
Pass	6,561	17,177	2,489	3,775	1,652	4,085	40,720	76,459
Substandard	—	—	—	23	4	—	61	88
Total	$1,952,670	$1,654,667	$919,032	$592,408	$365,940	$1,154,669	$1,002,757	$7,642,143

	2021
	Term Loans						Revolving Loans
	2021	2020	2019	2018	2017	Prior		Total
	(dollars in thousands)
Time and demand	$281,244	$126,403	$143,030	$91,118	$45,442	$111,127	$361,160	$1,159,524
Pass	280,854	125,728	128,080	83,204	31,472	102,399	355,569	1,107,306
OAEM	390	596	1,125	7,780	13,945	7,126	2,803	33,765
Substandard	—	79	13,825	134	25	1,602	2,788	18,453
Commercial credit cards	—	—	—	—	—	—	13,928	13,928
Pass	—	—	—	—	—	—	13,928	13,928
Real estate construction	202,016	129,298	123,153	38,267	441	841	440	494,456
Pass	201,992	128,824	123,153	38,267	441	796	440	493,913
OAEM	24	474	—	—	—	—	—	498
Substandard	—	—	—	—	—	45	—	45
Residential first lien	376,106	375,904	126,788	84,484	74,268	260,010	1,974	1,299,534
Pass	376,095	375,885	126,618	84,079	74,135	256,815	1,897	1,295,524
OAEM	—	—	—	67	—	761	77	905
Substandard	11	19	170	338	133	2,434	—	3,105
Residential junior lien/home equity	56,861	1,999	3,322	2,684	1,009	5,348	549,493	620,716
Pass	56,861	1,999	3,246	2,684	1,009	5,195	546,546	617,540
OAEM	—	—	—	—	—	61	10	71
Substandard	—	—	76	—	—	92	2,937	3,105
Multifamily	90,062	73,068	16,782	36,523	63,872	103,774	1,351	385,432
Pass	90,062	73,068	16,782	21,846	49,832	102,761	1,351	355,702
OAEM	—	—	—	—	14,040	525	—	14,565
Substandard	—	—	—	14,677	—	488	—	15,165
Nonowner occupied	194,137	98,840	202,236	173,053	177,295	615,943	3,743	1,465,247
Pass	194,137	98,840	202,236	155,293	152,174	563,743	2,499	1,368,922
OAEM	—	—	—	3,723	19,235	39,737	1,088	63,783
Substandard	—	—	—	14,037	5,886	12,463	156	32,542
Owner occupied	77,710	62,380	53,954	34,115	32,989	134,713	4,557	400,418
Pass	77,710	59,973	51,513	33,623	31,644	129,593	4,443	388,499
OAEM	—	2,194	1,220	492	1,321	1,716	33	6,976
Substandard	—	213	1,221	—	24	3,404	81	4,943
Automobile and recreational vehicles	456,730	252,518	122,943	48,375	17,230	3,484	—	901,280
Pass	456,730	252,518	122,867	48,361	17,224	3,432	—	901,132
Substandard	—	—	76	14	6	52	—	148
Consumer credit cards	—	—	—	—	—	—	11,151	11,151
Pass	—	—	—	—	—	—	11,151	11,151
Consumer other	22,156	4,655	8,030	5,084	542	5,503	41,574	87,544
Pass	22,156	4,655	8,030	5,084	542	5,460	41,560	87,487
Substandard	—	—	—	—	—	43	14	57
Total	$1,757,022	$1,125,065	$800,238	$513,703	$413,088	$1,240,743	$989,371	$6,839,230
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
Total gross charge-offs for the years ended December 31, 2022 and 2021 were $9.8 million and $13.1 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of December 31. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	2022
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,233	$279	$355	$2,374	$4,241	$1,207,465	$1,211,706
Time and demand	1,121	270	352	2,374	4,117	1,019,707	1,023,824
Commercial credit cards	27	9	—	—	36	13,884	13,920
Equipment Finance	—	—	—	—	—	79,674	79,674
Time and demand other	85	—	3	—	88	94,200	94,288
Real estate construction	502	—	—	—	502	512,599	513,101
Construction other	—	—	—	—	—	395,439	395,439
Construction residential	502	—	—	—	502	117,160	117,662
Residential real estate	3,023	1,178	811	5,683	10,695	2,183,974	2,194,669
Residential first lien	1,547	771	214	3,369	5,901	1,541,291	1,547,192
Residential junior lien/home equity	1,476	407	597	2,314	4,794	642,683	647,477
Commercial real estate	7,870	25	93	20,539	28,527	2,396,485	2,425,012
Multifamily	202	—	—	—	202	430,949	431,151
Nonowner occupied	7,547	—	92	19,575	27,214	1,483,133	1,510,347
Owner occupied	121	25	1	964	1,111	482,403	483,514
Loans to individuals	3,268	571	732	449	5,020	1,292,635	1,297,655
Automobile and recreational vehicles	2,694	368	295	361	3,718	1,206,733	1,210,451
Consumer credit cards	53	29	5	—	87	10,570	10,657
Consumer other	521	174	432	88	1,215	75,332	76,547
Total	$15,896	$2,053	$1,991	$29,045	$48,985	$7,593,158	$7,642,143

	2021
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$633	$987	$155	$2,006	$3,781	$1,169,671	$1,173,452
Time and demand	605	972	144	2,006	3,727	1,155,797	1,159,524
Commercial credit cards	28	15	11	—	54	13,874	13,928
Real estate construction	813	—	448	45	1,306	493,150	494,456
Residential real estate	3,393	983	218	5,608	10,202	1,910,048	1,920,250
Residential first lien	1,934	354	51	2,706	5,045	1,294,489	1,299,534
Residential junior lien/home equity	1,459	629	167	2,902	5,157	615,559	620,716
Commercial real estate	—	74	—	40,195	40,269	2,210,828	2,251,097
Multifamily	—	—	—	15,097	15,097	370,335	385,432
Nonowner occupied	—	—	—	23,930	23,930	1,441,317	1,465,247
Owner occupied	—	74	—	1,168	1,242	399,176	400,418
Loans to individuals	1,611	417	785	206	3,019	996,956	999,975
Automobile and recreational vehicles	1,228	175	199	148	1,750	899,530	901,280
Consumer credit cards	36	44	63	—	143	11,008	11,151
Consumer other	347	198	523	58	1,126	86,418	87,544
Total	$6,450	$2,461	$1,606	$48,060	$58,577	$6,780,653	$6,839,230
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
There were no nonperforming loans held for sale at both December 31, 2022 and 2021. There were no gains on nonperforming loans held for sale during both of the years ended December 31, 2022 and 2020. There was $0.4 million in gains on sale of nonperforming loans recognized during the year ended December 31, 2021.

The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of December 31, 2022 and 2021. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming for the years ended December 31, 2022, 2021 and 2020. Average balances are calculated based on month-end balances of the loans for the period reported and are included in the table below based on its period end allowance position.

	2022
	Recorded investment	Unpaid principal balance	Related specific allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$3,141	$9,555		$3,751	$157
Time and demand	3,141	9,555		3,751	157
Equipment Finance	—	—		—	—
Time and demand other	—	—		—	—
Real estate construction	—	—		—	—
Construction other	—	—		—	—
Construction residential	—	—		—	—
Residential real estate	9,145	11,010		9,040	241
Residential first lien	5,754	6,848		5,280	172
Residential junior lien/home equity	3,391	4,162		3,760	69
Commercial real estate	21,505	24,119		22,983	172
Multifamily	—	—		172	43
Nonowner occupied	20,155	22,565		21,304	104
Owner occupied	1,350	1,554		1,507	25
Loans to individuals	528	563		455	16
Automobile and recreational vehicles	440	475		378	16
Consumer other	88	88		77	—
Subtotal	34,319	45,247		36,229	586
With a specific allowance recorded:
Commercial, financial, agricultural and other	$1,168	$1,186	$711	$261	$8
Time and demand	1,168	1,186	711	261	8
Equipment Finance	—	—	—	—	—
Time and demand other	—	—	—	—	—
Real estate construction	—	—	—	—	—
Construction other	—	—	—	—	—
Construction residential	—	—	—	—	—
Residential real estate	—	—	—	—	—
Residential first lien	—	—	—	—	—
Residential junior lien/home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Multifamily	—	—	—	—	—
Nonowner occupied	—	—	—	—	—
Owner occupied	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—
Consumer other	—	—	—	—	—
Subtotal	1,168	1,186	711	261	8
Total	$35,487	$46,433	$711	$36,490	$594

	2021
	Recorded investment	Unpaid principal balance	Related specific allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$3,720	$10,303		$9,240	$389
Time and demand	3,720	10,303		9,240	389
Real estate construction	45	53		53	—
Residential real estate	9,365	11,294		10,315	375
Residential first lien	5,200	6,337		5,674	279
Residential junior lien/home equity	4,165	4,957		4,641	96
Commercial real estate	40,591	41,525		26,235	119
Multifamily	14,677	14,677		1,223	—
Nonowner occupied	24,581	25,310		22,668	28
Owner occupied	1,333	1,538		2,344	91
Loans to individuals	446	485		479	15
Automobile and recreational vehicles	388	422		425	15
Consumer other	58	63		54	—
Subtotal	54,167	63,660		46,322	898
With a specific allowance recorded:
Commercial, financial, agricultural and other	$327	$349	$307	$84	$—
Time and demand	327	349	307	84	—
Real estate construction	—	—	—	—	—
Residential real estate	—	—	—	—	—
Residential first lien	—	—	—	—	—
Residential junior lien/home equity	—	—	—	—	—
Commercial real estate	686	711	88	665	—
Multifamily	421	446	88	444	—
Nonowner occupied	—	—	—	—	—
Owner occupied	265	265	—	221	—
Loans to individuals	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—
Consumer other	—	—	—	—	—
Subtotal	1,013	1,060	395	749	—
Total	$55,180	$64,720	$395	$47,071	$898

	2020
	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$6,371	$80
Time and demand	6,371	80
Real estate construction	146	14
Residential real estate	11,913	335
Residential first lien	6,605	241
Residential junior lien/home equity	5,308	94
Commercial real estate	22,287	184
Multifamily	1	—
Nonowner occupied	18,536	82
Owner occupied	3,750	102
Loans to individuals	470	13
Automobile and recreational vehicles	447	13
Consumer other	23	—
Subtotal	41,187	626
With a specific allowance recorded:
Commercial, financial, agricultural and other	$1,544	$3
Time and demand	1,544	3
Real estate construction	—	—
Residential real estate	—	—
Residential first lien	—	—
Residential junior lien/home equity	—	—
Commercial real estate	7,997	10
Multifamily	395	—
Nonowner occupied	7,363	—
Owner occupied	239	10
Loans to individuals	—	—
Automobile and recreational vehicles	—	—
Consumer other	—	—
Subtotal	9,541	13
Total	$50,728	$639
Unfunded commitments related to nonperforming loans were $0.2 million at both December 31, 2022 and 2021. After considering the collateral related to these commitments, there was no reserve established as of December 31, 2022 or 2021.
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

The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans as of December 31:

	2022	2021	2020
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$6,442	$7,120	$8,512
Nonaccrual status	8,852	13,134	14,740
Total	$15,294	$20,254	$23,252
Commitments
Letters of credit	$60	$60	$60
Unused lines of credit	23	16	11
Total	$83	$76	$71
The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings during the years ending December 31:

	2022
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Residential real estate	5	$—	$10	$683	$693	$676	$—
Residential first lien	5	—	10	683	693	676	—
Total	5	$—	$10	$683	$693	$676	$—

	2021
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	6	$—	$—	$7,893	$7,893	$288	$—
Time and demand	6	—	—	7,893	7,893	288	—
Residential real estate	15	—	359	301	660	624	—
Residential first lien	12	—	359	171	530	502	—
Residential junior lien/home equity	3	—	—	130	130	122	—
Commercial real estate	2	—	—	644	644	634	—
Nonowner occupied	2	—	—	644	644	634	—
Loans to individuals	7	—	110	63	173	144	—
Automobile and recreational vehicles	7	—	110	63	173	144	—
Total	30	$—	$469	$8,901	$9,370	$1,690	$—

	2020
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	4	$—	$629	$2,176	$2,805	$2,196	$636
Time and demand	4	—	629	2,176	2,805	2,196	636
Residential real estate	18	—	33	917	950	791	—
Residential first lien	9	—	33	513	546	411	—
Residential junior lien/home equity	9	—	—	404	404	380	—
Commercial real estate	5	—	—	10,857	10,857	10,758	—
Nonowner occupied	4	—	—	10,289	10,289	10,263	—
Owner occupied	1	—	—	568	568	495	—
Loans to individuals	14	—	114	148	262	224	—
Automobile and recreational vehicles	14	—	114	148	262	224	—
Total	41	$—	$776	$14,098	$14,874	$13,969	$636
The troubled debt restructurings included in the above tables are also included in the nonperforming loan tables provided earlier in this footnote. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the years ended December 31, 2022, 2021 and 2020, $10 thousand, $0.4 million and $0.8 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to re-amortization. In 2022 and 2020, the changes in loan balances between the pre-modification balance and post-modification balance are due to customer payments. For 2021, the change between the pre-modification and post-modification balance for commercial real estate loans is primarily due to the payoff of one large commercial relationship that restructured during the year.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the year ending December 31:

	2022		2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial, financial, agricultural and other	—	$—	1	$223	—	$—
Time and demand	—	—	1	223	—	—
Residential real estate	—	—	—	—	1	34
Residential junior lien/home equity	—	—	—	—	1	34
Loans to individuals	—	—	1	21	2	74
Automobile and recreational vehicles	—	—	1	21	2	74
Total	—	$—	2	$244	3	$108

The following tables provide detail related to the allowance for credit losses for the years ended December 31.

	2022
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$18,093	$(2,361)	$394	$6,524	$22,650
Time and demand	15,283	(710)	202	5,265	20,040
Commercial credit cards	247	(217)	71	234	335
Equipment Finance	—	—	—	1,086	1,086
Time and demand other	2,563	(1,434)	121	(61)	1,189
Real estate construction	4,220	—	9	4,593	8,822
Construction other	3,278	—	9	3,073	6,360
Construction residential	942	—	—	1,520	2,462
Residential real estate	12,625	(339)	187	8,939	21,412
Residential first liens	7,459	(163)	130	7,396	14,822
Residential junior liens/home equity	5,166	(176)	57	1,543	6,590
Commercial real estate	33,376	(2,487)	769	(2,854)	28,804
Multifamily	3,561	(411)	411	1,165	4,726
Nownowner occupied	24,838	(1,836)	342	(6,918)	16,426
Owner occupied	4,977	(240)	16	2,899	7,652
Loans to individuals	24,208	(4,658)	1,349	319	21,218
Automobile and recreational vehicles	21,392	(2,639)	787	(721)	18,819
Consumer credit cards	496	(486)	75	327	412
Consumer other	2,320	(1,533)	487	713	1,987
Total	$92,522	$(9,845)	$2,708	$17,521	$102,906
a) The provision (credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

	December 31, 2022
				Loans
	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses
	(dollars in thousands)
Commercial, financial, agricultural and other	$22,650	$711	$21,939	$1,211,706	$3,330	$1,208,376
Time and demand	20,040	711	19,329	1,023,824	3,330	1,020,494
Commercial credit cards	335	—	335	13,920	—	13,920
Equipment Finance	1,086	—	1,086	79,674	—	79,674
Time and demand other	1,189	—	1,189	94,288	—	94,288
Real estate construction	8,822	—	8,822	513,101	—	513,101
Construction other	6,360	—	6,360	395,439	—	395,439
Construction residential	2,462	—	2,462	117,662	—	117,662
Residential real estate	21,412	—	21,412	2,194,669	301	2,194,368
Residential first liens	14,822	—	14,822	1,547,192	301	1,546,891
Residential junior liens/home equity	6,590	—	6,590	647,477	—	647,477
Commercial real estate	28,804	—	28,804	2,425,012	20,583	2,404,429
Multifamily	4,726	—	4,726	431,151	—	431,151
Nownowner occupied	16,426	—	16,426	1,510,347	19,918	1,490,429
Owner occupied	7,652	—	7,652	483,514	665	482,849
Loans to individuals	21,218	—	21,218	1,297,655	—	1,297,655
Automobile and recreational vehicles	18,819	—	18,819	1,210,451	—	1,210,451
Consumer credit cards	412	—	412	10,657	—	10,657
Consumer other	1,987	—	1,987	76,547	—	76,547
Total	$102,906	$711	$102,195	$7,642,143	$24,214	$7,617,929

	2021
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$17,187	$(7,020)	$2,430	$5,496	$18,093
Time and demand	16,838	(6,845)	2,412	5,441	17,846
Commercial credit cards	349	(175)	18	55	247
Real estate construction	7,966	(9)	155	(3,892)	4,220
Residential real estate	14,358	(309)	468	(1,892)	12,625
Residential first liens	7,919	(60)	337	(737)	7,459
Residential junior liens/home equity	6,439	(249)	131	(1,155)	5,166
Commercial real estate	41,953	(1,659)	135	(7,053)	33,376
Multifamily	6,240	(1)	—	(2,678)	3,561
Nownowner occupied	28,414	(1,556)	125	(2,145)	24,838
Owner occupied	7,299	(102)	10	(2,230)	4,977
Loans to individuals	19,845	(4,061)	1,460	6,964	24,208
Automobile and recreational vehicles	16,133	(1,792)	1,016	6,035	21,392
Consumer credit cards	635	(425)	71	215	496
Consumer other	3,077	(1,844)	373	714	2,320
Total	$101,309	$(13,058)	$4,648	$(377)	$92,522
a) The provision (credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

	December 31, 2021
				Loans
	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses
	(dollars in thousands)
Commercial, financial, agricultural and other	$18,093	$307	$17,786	$1,173,452	$3,032	$1,170,420
Time and demand	17,846	307	17,539	1,159,524	3,032	1,156,492
Commercial credit cards	247	—	247	13,928	—	13,928
Real estate construction	4,220	—	4,220	494,456	—	494,456
Residential real estate	12,625	—	12,625	1,920,250	253	1,919,997
Residential first liens	7,459	—	7,459	1,299,534	—	1,299,534
Residential junior liens/home equity	5,166	—	5,166	620,716	253	620,463
Commercial real estate	33,376	88	33,288	2,251,097	40,246	2,210,851
Multifamily	3,561	88	3,473	385,432	15,097	370,335
Nownowner occupied	24,838	—	24,838	1,465,247	24,205	1,441,042
Owner occupied	4,977	—	4,977	400,418	944	399,474
Loans to individuals	24,208	—	24,208	999,975	—	999,975
Automobile and recreational vehicles	21,392	—	21,392	901,280	—	901,280
Consumer credit cards	496	—	496	11,151	—	11,151
Consumer other	2,320	—	2,320	87,544	—	87,544
Total	$92,522	$395	$92,127	$6,839,230	$43,531	$6,795,699

	2020
	Beginning balance	Impact of adoption of CECL	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$20,234	$1,478	$(6,318)	$314	$1,479	$17,187
Time and demand	—	21,242	(6,220)	301	1,515	16,838
Commercial credit cards	—	470	(98)	13	(36)	349
Real estate construction	2,558	562	—	26	4,820	7,966
Residential real estate	4,093	7,276	(1,040)	414	3,615	14,358
Residential first liens	—	7,326	(550)	296	847	7,919
Residential junior liens/home equity	—	4,043	(490)	118	2,768	6,439
Commercial real estate	19,768	(207)	(4,939)	312	27,019	41,953
Multifamily	—	1,647	—	—	4,593	6,240
Nownowner occupied	—	12,317	(4,678)	187	20,588	28,414
Owner occupied	—	5,597	(261)	125	1,838	7,299
Loans to individuals	4,984	4,284	(6,953)	991	16,539	19,845
Automobile	—	6,106	(3,954)	745	13,236	16,133
Consumer credit cards	—	221	(595)	36	973	635
Consumer other	—	2,941	(2,404)	210	2,330	3,077
Total	$51,637	$13,393	$(19,250)	$2,057	$53,472	$101,309
a) The provision (credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

	December 31, 2020
				Loans
	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses	Ending balance	Ending balance: individually evaluated for credit losses	Ending balance: collectively evaluated for credit losses
	(dollars in thousands)
Commercial, financial, agricultural and other	$17,187	$1,268	$15,919	$1,555,986	$5,411	$1,550,575
Time and demand	16,838	1,268	15,570	1,541,382	5,411	1,535,971
Commercial credit cards	349	—	349	14,604	—	14,604
Real estate construction	7,966	—	7,966	427,221	—	427,221
Residential real estate	14,358	—	14,358	1,750,592	1,105	1,749,487
Residential first liens	7,919	—	7,919	1,144,323	528	1,143,795
Residential junior liens/home equity	6,439	—	6,439	606,269	577	605,692
Commercial real estate	41,953	3,638	38,315	2,211,569	34,947	2,176,622
Multifamily	6,240	116	6,124	371,239	459	370,780
Nownowner occupied	28,414	3,508	24,906	1,421,151	31,450	1,389,701
Owner occupied	7,299	14	7,285	419,179	3,038	416,141
Loans to individuals	19,845	—	19,845	815,815	—	815,815
Automobile	16,133	—	16,133	712,800	—	712,800
Consumer credit cards	635	—	635	12,360	—	12,360
Consumer other	3,077	—	3,077	90,655	—	90,655
Total	$101,309	$4,906	$96,403	$6,761,183	$41,463	$6,719,720

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
As of December 31, 2022 and 2021, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 7, “Derivatives,” for a description of interest rate derivatives entered into by First Commonwealth.
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
The following table identifies the notional amount of those instruments at December 31:

	2022	2021
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,356,539	$2,353,991
Financial standby letters of credit	18,417	18,824
Performance standby letters of credit	12,853	10,663
Commercial letters of credit	573	975
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
The notional amounts outstanding at December 31, 2022 include amounts issued in 2022 of $1.3 million in financial standby letters of credit and $4.9 million in performance standby letters of credit. There were no commercial letters of credit issued during 2022. A liability of $0.1 million has been recorded as of December 31, 2022 and 2021, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $10.0 million and $6.4 million as of December 31, 2022 and 2021, respectively. This liability is reflected in “Other liabilities” in the Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans.

Note 11—Premises, Equipment and Lease Commitments
Premises and Equipment
Premises and equipment are described as follows:

	Estimated Useful Life	2022	2021
	(dollars in thousands)
Land	Indefinite	$13,860	$14,621
Buildings and improvements	10-50 years	70,844	75,149
Operating lease right of use asset	1-25 years	51,499	47,938
Leasehold improvements	5-40 years	37,398	35,909
Furniture and equipment	3-7 years	76,879	73,976
Software	3-7 years	44,439	43,511
Subtotal		294,919	291,104
Less accumulated depreciation and amortization		179,813	170,329
Total premises and equipment, net		$115,106	$120,775
Depreciation related to premises and equipment included in noninterest expense for the years ended December 31, 2022, 2021 and 2020 amounted to $9.1 million, $9.9 million and $10.9 million, respectively. Amortization of lease right-of-use assets totaled $3.4 million in 2022, $1.4 million in 2021 and $2.6 million in 2020.
At December 31, 2022, there were no premise and equipment assets considered available for sale. At December 31, 2021, $1.9 million in premise and equipment assets were considered available for sale as a result of the 2020 branch consolidation initiative.
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
The following table represents the lease costs and other lease information for the years ended December 31.

	2022	2021
	(dollars in thousands)
Balance sheet:
Operating lease asset classified as premises and equipment	$40,747	$40,550
Operating lease liability classified as other liabilities	45,149	44,801
Income statement:
Operating lease cost classified as occupancy and equipment expense	$4,990	$4,806
Weighted average lease term, in years	13.95	14.11
Weighted average discount rate	3.29%	3.24%
Operating cash flows	$4,838	$4,753
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
The following table reconciles future minimum lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the lease liability as of December 31, 2022 (dollars in thousands):

For the twelve months ended December 31,
2023	$4,952
2024	4,807
2025	4,593
2026	4,201
2027	3,956
Thereafter	35,244
Total future minimum lease payments	57,753
Less remaining imputed interest	12,604
Operating lease liability	$45,149
Rent expense, net of rental income, for all operating leases totaled $4.7 million in 2022, $4.5 million in 2021 and $6.7 million in 2020. Rent expense includes amounts related to items that are not included in the determination of lease right-of-use assets including expenses related to short-term leases and non-lease components such as taxes, insurance, and common area maintenance costs.

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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of December 31, 2022 and 2021 was $303.3 million. No impairment charges on goodwill or other intangible assets were incurred in 2022, 2021 or 2020.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of December 31, 2022, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Topic 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2022
Customer deposit intangibles	$22,573	$(16,750)	$5,823
Customer list intangible	2,283	(1,921)	362
Total other intangible assets	$24,856	$(18,671)	$6,185

December 31, 2021
Customer deposit intangibles	$22,573	$(14,407)	$8,166
Customer list intangible	2,283	(1,762)	521
Total other intangible assets	$24,856	$(16,169)	$8,687
Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. The core deposits have a remaining amortization period of 6.7 years and a weighted average amortization period of approximately 5.3 years. The customer list intangible represents the estimated value of the customer base for an insurance agency acquired in 2014 and the wealth management business acquired as part of the DCB acquisition in 2017. These amounts are amortized over their expected lives using expected cash flows based on retention of the customer base. The customer list intangible has a remaining amortization period of 6.7 years and a weighted average amortization period of 4.9 years. First Commonwealth recognized amortization expense on other intangible assets of $2.5 million, $2.9 million, and $3.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
In addition to customer deposit intangibles and customer list intangibles, First Commonwealth has servicing rights on mortgage loans as well as certain commercial loans totaling $3.0 million and $2.5 million as of December 31, 2022 and 2021, respectively. These servicing rights relate to loans sold to third parties on which the Company retains servicing responsibilities. The Company recognized amortization expense on these servicing assets of $0.7 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.
The following presents the estimated amortization expense of core deposit and customer list intangibles:

	Core Deposit Intangibles	Customer List Intangible	Total
	(dollars in thousands)
2023	$1,932	$128	$2,060
2024	1,522	97	1,619
2025	1,112	69	1,181
2026	702	42	744
2027	312	15	327
Thereafter	243	11	254
Total	$5,823	$362	$6,185

Note 13—Interest-Bearing Deposits
Components of interest-bearing deposits at December 31 were as follows:

	2022	2021
	(dollars in thousands)
Interest-bearing demand deposits	$357,769	$291,476
Savings deposits	4,572,183	4,647,197
Time deposits	405,009	385,043
Total interest-bearing deposits	$5,334,961	$5,323,716

Interest-bearing deposits at both December 31, 2022 and 2021 include allocations from interest-bearing demand deposit accounts of $1.4 billion into savings, which includes money market accounts. These allocations are based on a formula and were made to reduce First Commonwealth’s reserve requirement in compliance with regulatory guidelines. Deposits totaling $0.7 million and $0.6 million at December 31, 2022 and 2021, respectively, were reclassified from deposits to loans due to their overdrawn status.
Included in time deposits at December 31, 2022 and 2021 were certificates of deposit in denominations of $250 thousand or more of $65.5 million and $51.7 million, respectively.
Interest expense related to certificates of deposit in denominations of $250 thousand or greater amounted to $0.2 million in 2022, $0.4 million in 2021 and $2.0 million in 2020.
Included in time deposits at December 31, 2022, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2023	$230,244
2024	83,065
2025	64,757
2026	18,708
2027 and thereafter	8,235
Total	$405,009

Note 14—Short-term Borrowings
Short-term borrowings at December 31 were as follows:

	2022			2021			2020
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
	(dollars in thousands)
Federal funds purchased	$—	$1,553	3.93%	$—	$—	—%	$—	$4,147	1.06%
Borrowings from FHLB	285,000	41,529	4.24	—	—	—	—	28,252	1.54
Securities sold under agreements to repurchase	87,694	101,752	0.18	138,315	119,801	0.08	117,373	110,235	0.21
Total	$372,694	$144,834	1.38	$138,315	$119,801	0.08	$117,373	$142,634	0.49
Maximum total at any month-end	$372,694			$138,315			$248,471
Weighted average rate at year-end			3.56%			0.06%			0.10%
Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2022	2021	2020
	(dollars in thousands)
Federal funds purchased	$61	$—	$44
Borrowings from FHLB	1,759	—	434
Securities sold under agreements to repurchase	179	99	226
Total interest on short-term borrowings	$1,999	$99	$704

Note 15—Subordinated Debentures
Subordinated debentures outstanding at December 31 are as follows:

			2022	2021
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	June 1, 2028	4.875% until June 1, 2023, then 3-Month LIBOR + 1.845%	$49,499	$49,407
First Commonwealth Bank	June 1, 2033	5.50% until June 1, 2028, then 3-Month LIBOR +2.37%	49,271	49,201
First Commonwealth Capital Trust II	January 23, 2034	3-Month LIBOR + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	April 6, 2034	3-Month LIBOR + 2.85%	41,238	41,238
Total			$170,937	$170,775

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
On May 21, 2018, First Commonwealth Bank also issued fifteen-year subordinated notes with an aggregate principal amount of $50.0 million and a fixed-to-floating rate of 5.50%. The rate remains fixed until June 1, 2028, then adjusts on a quarterly basis to three-month LIBOR + 2.37%. The Bank may redeem the notes, beginning with the interest payment due on June 1, 2028, in whole or in part, at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. Deferred issuance costs of $1.1 million are being amortized on a straight-line basis over the term of the notes.
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
In order to reduce its exposure to variability in expected future cash flows related to interest payments on First Commonwealth Capital Trust II and III, the Company entered into two interest rate swap contracts that are designated as cash flow hedges. These contracts fix the LIBOR based portion of the interest rate on Capital Trust II at 1.515% until August 15, 2024 and on Capital Trust III at 1.525% until August 15, 2026. Additional information related to these cash flow hedges can be found in Note 7- "Derivatives".

Note 16—Other Long-term Debt
Other long-term debt at December 31 follows:

	2022		2021
	Amount	Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate
	(dollars in thousands)
Borrowings from FHLB due:
2022			$712	3.85%
2023	$740	3.86%	739	3.86
2024	769	3.86	769	3.86
2025	799	3.86	799	3.86
2026	830	3.87	830	3.87
2027	863	3.87
Thereafter	861	3.49	1,724	3.68
Total	$4,862		$5,573
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

Note 17—Fair Values of Assets and Liabilities
Topic 820 requires disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All non-financial assets are included either as a separate line item on the Consolidated Statements of Financial Condition or in the “Other assets” category of the Consolidated Statements of Financial Condition. Currently, First Commonwealth does not have any non-financial liabilities to disclose.
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2022 and 2021, we have not realized any losses due to a counterparty's inability to pay any net uncollateralized position.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
December 31, 2022
Other Investments	$1,170		Carrying Value	N/A	N/A
Nonperforming Loans	363	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$3.00 - $3.00 (b)
				Oil per BBL/d	$80.00 - $80.00 (b)
Limited Partnership Investments	17,691		Par Value	N/A	N/A

December 31, 2021
Other Investments	1,170		Carrying Value	N/A	N/A
Nonperforming Loans	598	(a)	Gas Reserve study	Discount rate	10.00%
				Gas per MMBTU	$2.00 - $2.00 (b)
				Oil per BBL/d	$50.00 - $50.00 (b)
Limited Partnership Investments	14,981		Par Value	N/A	N/A
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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at December 31:

	2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$3,983	$—	$3,983
Mortgage-Backed Securities—Commercial	—	271,416	—	271,416
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	448,989	—	448,989
Other Government-Sponsored Enterprises	—	882	—	882
Obligations of States and Political Subdivisions	—	8,187	—	8,187
Corporate Securities	—	29,204	—	29,204
Total Securities Available for Sale	—	762,661	—	762,661
Other Investments	—	25,244	1,170	26,414
Loans Held for Sale	—	11,869	—	11,869
Other Assets (a)	—	50,738	17,691	68,429
Total Assets	$—	$850,512	$18,861	$869,373
Other Liabilities (a)	$—	$89,298	$—	$89,298
Total Liabilities	$—	$89,298	$—	$89,298
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

	2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$5,662	$—	$5,662
Mortgage-Backed Securities—Commercial	—	362,290	—	362,290
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	629,974	—	629,974
Other Government-Sponsored Enterprises	—	981	—	981
Obligations of States and Political Subdivisions	—	9,524	—	9,524
Corporate Securities	—	32,949	—	32,949
Total Securities Available for Sale	—	1,041,380	—	1,041,380
Other Investments	—	11,668	1,170	12,838
Loans Held for Sale	—	18,583	—	18,583
Other Assets (a)	—	26,805	14,981	41,786
Total Assets	$—	$1,098,436	$16,151	$1,114,587
Other Liabilities (a)	$—	$34,263	$—	$34,263
Total Liabilities	$—	$34,263	$—	$34,263
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2022:

	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of year	$1,170	$14,981	$16,151
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	2,991	2,991
Issuances	—	—	—
Sales	—	(281)	(281)
Settlements	—	—	—
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of year	$1,170	$17,691	$18,861
There are no gains or losses included in earnings for the period that are attributable to the change in realized gains (losses) relating to assets held at December 31, 2022.
During the year ended December 31, 2022, there were no transfers between fair value Levels 1, 2 or 3.
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

The tables below present the balances of assets measured at fair value on a nonrecurring basis at December 31 and total gains and losses realized on these assets during the year ended December 31:

	2022
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Nonperforming loans	$—	$23,140	$11,636	$34,776	$(2,127)
Other real estate owned	—	553	—	553	—
Total Assets	$—	$23,693	$11,636	$35,329	$(2,127)

	2021
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Nonperforming loans	$—	$42,538	$12,247	$54,785	$352
Other real estate owned	—	729	—	729	—
Total Assets	$—	$43,267	$12,247	$55,514	$352
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
A fair value determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned had a current carrying value of $0.5 million as of December 31, 2022 and consisted primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated costs to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to this measurement is provided in Note 12 “Goodwill and Other Amortizing Intangible Assets.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during 2022.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees,” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million at both December 31, 2022 and 2021. See Note 10, “Commitments and Letters of Credit,” for additional information.
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

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31:

	2022
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$124,254	$124,254	$124,254	$—	$—
Interest-bearing deposits	29,990	29,990	29,990	—	—
Securities available for sale	762,661	762,661	—	762,661	—
Securities held to maturity	461,162	386,205	—	386,205	—
Other investments	26,414	26,414	—	25,244	1,170
Loans held for sale	11,869	11,869	—	11,869	—
Loans and leases	7,642,143	7,639,721	—	23,140	7,616,581
Financial liabilities
Deposits	8,005,469	7,992,012	—	7,992,012	—
Short-term borrowings	372,694	363,135	—	363,135	—
Long-term debt	4,862	4,781	—	4,781	—
Subordinated debt	170,937	156,621	—	—	156,621
Capital lease obligation	5,425	5,425	—	5,425	—

	2021
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$84,738	$84,738	$84,738	$—	$—
Interest-bearing deposits	310,634	310,634	310,634	—	—
Securities available for sale	1,041,380	1,041,380	—	1,041,380	—
Securities held to maturity	541,311	536,651	—	536,651	—
Other investments	12,838	12,838	—	11,668	1,170
Loans held for sale	18,583	18,583	—	18,583	—
Loans and leases	6,839,230	7,169,768	—	42,538	7,127,230
Financial liabilities
Deposits	7,982,498	7,980,101	—	7,980,101	—
Short-term borrowings	138,315	136,473	—	136,473	—
Long-term debt	5,573	6,065	—	6,065	—
Subordinated debt	170,775	175,040	—	—	175,040
Capital lease obligation	5,921	5,921	—	5,921	—

Note 18—Income Taxes
The income tax provision for the years ended December 31 is as follows:

	2022	2021	2020
	(dollars in thousands)
Current tax provision:
Federal	$33,545	$32,586	$21,629
State	471	397	329
Total current tax provision	34,016	32,983	21,958
Deferred tax provision (benefit):
Federal	(1,967)	1,501	(5,070)
State	(45)	76	(132)
Total deferred tax provision	(2,012)	1,577	(5,202)
Total tax provision	$32,004	$34,560	$16,756
The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2022		2021		2020
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(dollars in thousands)
Tax at statutory rate	$33,639	21%	$36,292	21%	$18,943	21%
Increase (decrease) resulting from:
State income tax, net of federal benefit	361	—	326	—	155	—
Income from bank owned life insurance	(1,146)	(1)	(1,351)	(1)	(1,376)	(1)
Tax-exempt interest income, net	(809)	(1)	(846)	—	(1,117)	(1)
Tax credits	(341)	—	(127)	—	(44)	—
Other	300	1	266	—	195	—
Total tax provision	$32,004	20%	$34,560	20%	$16,756	19%

The total tax provision for financial reporting differs from the amount computed by applying the statutory federal income tax rate to income before taxes. First Commonwealth ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank owned life insurance, and tax benefits associated with low-income housing tax credits. The consistent level of tax benefits that reduce First Commonwealth’s tax rate below the statutory rate produced an annual effective tax rate of 20% for each of the years ended December 31, 2022 and 2021 and 19% for the year ended December 31, 2020.

The tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that represent significant portions of the deferred tax assets and liabilities at December 31 are presented below:

	2022	2021
	(dollars in thousands)
Deferred tax assets:
Lease liability	$9,581	$9,489
Allowance for credit losses	21,837	19,597
Postretirement benefits other than pensions	223	235
Unrealized loss on securities available for sale	36,673	2,357
Net operating loss carryforward	37	75
Deferred compensation	1,960	1,969
Accrued interest on nonaccrual loans	935	779
Accrued incentives	3,185	2,591
Unfunded loan commitments & other reserves	2,126	1,363
Other	1,205	988
Total deferred tax assets	77,762	39,443
Deferred tax liabilities:
Loan origination fees and costs	(1,320)	(253)
Right of use asset	(8,646)	(8,589)
Depreciation of assets	(2,139)	(1,725)
Section 197 intangibles	(1,717)	(1,107)
Other	(197)	(308)
Total deferred tax liabilities	(14,019)	(11,982)
Net deferred tax asset	$63,743	$27,461

The Company has approximately $0.9 million of Pennsylvania net operating losses which begin to expire in 2034 and the Company expects to fully utilize the losses prior to expiration.
Management assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on our evaluation, as of December 31, 2022, management has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and future taxable income.
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Company has no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2022. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company records interest and penalties on unrecognized tax benefits as a component of noninterest expense.
First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) as well as all states in which we conduct business. Generally, tax years prior to the year ended December 31, 2019 are no longer open to examination by federal and state taxing authorities.
Note 19—Retirement Plans
First Commonwealth has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Effective January 1, 2020, a participating employee can receive a maximum matching contribution of 4% of their eligible compensation. In addition, each participating employee may contribute up to 80% of their eligible compensation to the plan. The 401(k) plan expense was $2.9 million in 2022, $3.0 million in 2021, and $3.9 million in 2020.
First Commonwealth maintains a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to provide deferred compensation for those employees who are in the top 10% of full-time employees, as determined on the basis of eligible compensation. The NQDC Plan provides participants whose maximum retirement contribution is limited by IRS rules to defer additional compensation.

Participants in the NQDC Plan are eligible to defer (on a pre-tax basis) from 1% to 25% of their eligible Plan compensation. Participants are also eligible to defer all or a portion of the Annual Incentive Plan (on a pre-tax basis) from 10% to 100% of their annual cash incentive earned. Effective January 1, 2020, an employer elective contribution is available to participants who reach the IRS Compensation limits in the 401kPlan. The ‘makeup match’ contribution is made to eligible participants on an annual basis. Effective January 1, 2021, an employer non-elective contribution is available to certain participants determined by the Company. The ‘discretionary’ contribution may be approved from year-to-year and allocated on an annual basis. There was $0.2 million in NQDC Plan expense recognized in 2022, and no NQDC Plan expense recognized in either 2021 and 2020.
Select employees from former acquisitions were covered by postretirement benefit plans which provide medical and life insurance coverage. The measurement date for these plans was December 31.
Postretirement Benefits Other than Pensions from Prior Acquisitions
Net periodic benefit cost of these plans for the years ended December 31, was as follows:

	2022	2021	2020
	(dollars in thousands)
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	35	23	23
Amortization of transition obligation	—	—	—
Amortization of prior service cost	75	76	—
Gain amortization	(96)	(27)	(52)
Net periodic benefit cost	$14	$72	$(29)
The following table sets forth the change in the benefit obligation and plan assets as of December 31:

	2022	2021
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$986	$1,372
Service cost	—	—
Interest cost	22	23
Amendments	—	—
Actuarial gain	(212)	(302)
Net benefits paid	(88)	(107)
Benefit obligation at end of year	708	986
Change in Plan Assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	88	107
Net benefits paid	(88)	(107)
Fair value of plan assets at end of year	—	—
Funded Status at End of Year	708	986
Unrecognized prior service cost	(386)	(461)
Unrecognized net gain	728	584
Amounts recognized in retained earnings	$1,050	$1,109
As of December 31, the funded status of the plan is:

	2022	2021
	(dollars in thousands)
Amounts Recognized in the Statement of Financial Condition as Other liabilities	$708	$986

The following table sets forth the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs as of December 31:

	2022	2021	2020
	(dollars in thousands)
Amounts recognized in accumulated other comprehensive income, net of tax:
Net (gain) loss	$(575)	$(461)	$(243)
Prior service cost	305	364	424
Total	$(270)	$(97)	$181
Weighted-average assumptions used to determine the benefit obligation as of December 31 are as follows:

	2022	2021	2020
Weighted-Average Assumptions
Discount rate	5.31%	2.38%	1.83%
Health care cost trend: Initial	6.50%	5.90%	5.95%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2028	2027	2026
Weighted-average assumptions used to determine the net benefit costs as of December 31 are as follows:

	2022	2021	2020
Weighted-Average Assumptions for Net Periodic Cost
Discount rate	2.38%	1.83%	2.88%
Health care cost trend: Initial	5.90%	5.95%	5.55%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2027	2026	2025
Corridor	10.00%	10.00%	10.00%
Recognition period for gains and losses	9.9	10.4	10.9
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The postretirement plans of First Commonwealth are provided through insurance coverage; therefore, First Commonwealth will not receive a direct federal subsidy. The preceding measures of the accumulated postretirement benefit cost assume that First Commonwealth will not receive the subsidy due to the relatively small number of retirees.
As of December 31, 2022, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payments
(dollars in thousands)
2023	$105
2024	99
2025	93
2026	87
2027	79
2028 - 2032	287
The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2023 are as follows:

Postretirement Benefits
(dollars in thousands)
Net gain	$(96)
Prior service cost	76
Total	$(20)

Note 20—Incentive Compensation Plan
On January 20, 2009, the Board of Directors of the Company adopted, with shareholder approval, the First Commonwealth Financial Corporation Incentive Compensation Plan. This plan allows for shares of common stock to be issued to employees, directors, and consultants of the Company and its subsidiaries as an incentive to aid in the financial success of the Company. The shares can be issued as options, stock appreciation rights, performance share or unit awards, dividend or dividend equivalent rights, stock awards, restricted stock awards, or other annual incentive awards. Up to 5,000,000 shares of stock can be awarded under this plan, of which 2,115,605 shares were still eligible for awards as of December 31, 2022.
Restricted Stock
The following provides detail on the restricted stock awards which were issued and outstanding in 2022, 2021 and 2020 in order to retain and attract key employees. The grant date fair value of the restricted stock awards is equal to the price of First Commonwealth’s common stock on grant date.

Grant Date	Shares issued	Grant Price	Vesting Date	Number of Equal Vesting Periods

March 28, 2022	50,000	$15.46	March 28, 2025	1
February 17, 2022	57,000	16.43	February 17, 2025	1
January 3, 2022	1,000	16.25	January 3, 2025	1
December 13, 2021	2,000	14.83	December 13, 2024	1
December 9, 2021	1,000	15.07	December 9, 2024	1
November 22, 2021	1,565	15.96	November 22, 2024	1
November 19, 2021	24,000	15.81	November 19, 2024	1
September 27, 2021	6,000	13.78	September 27, 2024	1
June 14, 2021	15,000	14.58	June 1, 2024	3
February 18, 2021	84,950	12.77	February 18, 2024	1
February 20, 2020	95,300	13.72	February 20, 2023	1
February 21, 2019	63,000	14.22	February 22, 2022	1
February 21, 2019	15,000	14.22	February 22, 2022	1
November 26, 2018	2,000	13.82	November 26, 2021	1
May 29, 2018	3,000	15.44	May 29, 2021	1
March 26, 2018	2,000	14.08	March 26, 2021	1
February 26, 2018	77,500	14.49	February 26, 2021	1
March 24, 2017	5,000	12.99	March 24, 2020	1
March 24, 2017	7,000	12.99	March 24, 2020	1
Compensation expense related to restricted stock was $3.7 million, $3.1 million and $2.9 million in 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $4.3 million of unrecognized compensation cost related to unvested restricted stock awards granted.

A summary of the status of First Commonwealth’s unvested service-based restricted stock awards as of December 31 and changes for the years ended on those dates is presented below:

	2022		2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of the year	286,015	$13.82	250,800	$14.13	171,500	$14.27
Granted	108,000	15.98	134,515	13.64	95,300	13.72
Vested	(75,500)	14.24	(88,389)	14.46	(12,000)	12.99
Forfeited	(7,250)	13.11	(10,911)	13.66	(4,000)	13.85
Outstanding, end of the year	311,265	14.48	286,015	13.82	250,800	14.13
The following provides detail on restricted stock awards estimated to be granted on a performance award basis during 2022, 2021 and 2020. These plans were previously approved by the Board of Directors.

Grant Date	Target Share Award	Performance Period (years)	Award if threshold met	Award if targets are met	Award if superior met	Award if threshold not achieved	Vesting After Performance Period (years)	Final vesting
December 30, 2015	60,000	5					0	December 31, 2020
February 22, 2018	102,000	3	40%	100%	200%	—%	0	December 31, 2020
February 21, 2019	121,900	3	40%	100%	200%	—%	0	December 31, 2021
February 20, 2020	125,800	3	40%	100%	200%	—%	0	December 31, 2022
February 18, 2021	143,400	3	40%	100%	200%	—%	0	December 31, 2023
February 17, 2022	121,200	3	40%	100%	200%	—%	0	December 31, 2024
The following table summarizes the estimated unvested target share awards for the Plans as of December 31:

	2022	2021	2020
Outstanding, beginning of the year	391,100	434,180	442,832
Granted	200,503	143,400	125,800
Issued	(157,251)	(158,531)	(134,452)
Forfeited	—	(27,949)	—
Outstanding, end of the year	434,352	391,100	434,180
Based on a Monte Carlo simulation, the above grants have the following fair market values per share:

	Proportional Fair Value
	50%	25%	25%

February 23, 2017	$13.29	$13.29	$15.09
February 22, 2018	14.17	13.25	15.83
February 21, 2019	14.22	16.62	13.07
February 20, 2020	13.72	15.37	12.43
February 18, 2021	12.77	11.45	16.41
February 17, 2022	16.56	15.20	21.08

Note 21—Contingent Liabilities
Legal proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2022, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

Note 22—Revenue Recognition

Substantially all of the Company’s revenue is generated from contracts with customers. Revenue associated with financial instruments, including revenue from loans and securities, certain noninterest income streams such as fees associated with derivatives are not in scope of FASB ASU Topic 606 - "Revenue from Contracts with Customers". Topic 606 is applicable to noninterest revenue streams such as trust income, service charges on deposits, insurance and retail brokerage commissions, card related interchange income and gain(loss) on sale of OREO. For contracts within the scope of Topic 606, the Company immediately expenses contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less.
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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $4.0 million and $3.7 million, respectively, in commission expense as of December 31, 2022 and 2021.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606 for the year ended December 31:

	2022	2021	2020
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$10,518	$11,111	$9,101
Service charges on deposit accounts	19,641	17,984	16,387
Insurance and retail brokerage commissions	8,857	8,502	7,850
Card related interchange income	27,603	27,954	23,966
Gain on sale of other loans and assets	455	753	967
Other income	4,036	4,184	3,675
Noninterest Income (in-scope of Topic 606)	71,110	70,488	61,946
Noninterest Income (out-of-scope of Topic 606)	27,598	36,269	32,530
Total Noninterest Income	$98,708	$106,757	$94,476

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
The following is an analysis of loans to related parties (dollars in thousands):

December 31, 2021	$18,953
Advances	928
Repayments	(900)
Other	327
December 31, 2022	$19,308

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
As of December 31, 2022, the Company had $4.3 million in PPP loans outstanding under the CARES Act. Because these loans are 100% guaranteed by the SBA, banking regulators confirmed that they have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the Federal Reserve's PPP Facility from average total assets when calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. The PPP loans originated by the Company are included in our leverage ratio as of December 31, 2022, as we did not utilize the PPP Facility.

In March 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the pandemic. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). The Company adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at December 31, 2022 for both First Commonwealth and First Commonwealth Bank would have continued to be greater than the amounts needed to be considered “well capitalized”, as the transition provided a capital benefit of approximately 7 to 15 basis points.
As of December 31, 2022 and 2021, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules as set forth in the tables below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2022
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,160,053	14.36%	$848,288	10.50%	$807,893	10.00%
First Commonwealth Bank	1,100,529	13.65	846,593	10.50	806,279	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$966,072	11.96%	$686,709	8.50%	$646,314	8.00%
First Commonwealth Bank	906,548	11.24	685,337	8.50	645,023	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$966,072	10.18%	$379,527	4.00%	$474,408	5.00%
First Commonwealth Bank	906,548	9.58	378,578	4.00	473,223	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$896,072	11.09%	$565,525	7.00%	$525,131	6.50%
First Commonwealth Bank	906,548	11.24	564,395	7.00	524,081	6.50

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2021
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,071,965	14.64%	$768,723	10.50%	$732,118	10.00%
First Commonwealth Bank	1,041,854	14.26	767,321	10.50	730,782	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$894,670	12.22%	$622,300	8.50%	$585,694	8.00%
First Commonwealth Bank	864,559	11.83	621,165	8.50	584,626	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$894,670	9.73%	$367,656	4.00%	$459,570	5.00%
First Commonwealth Bank	864,559	9.43	366,839	4.00	458,549	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$824,670	11.26%	$512,482	7.00%	$475,876	6.50%
First Commonwealth Bank	864,559	11.83	511,547	7.00	475,008	6.50

Note 25—Capital
At December 31, 2022, shareholders’ equity was $1.1 billion, a decrease of $57.3 million from December 31, 2021. The decrease was due to a $128.9 million decrease in the fair value of available for sale securities, $44.6 million of dividends paid to shareholders and $15.6 million of common stock repurchases. These decreases were partially offset by $128.2 million in net income and $2.2 million in treasury stock sales. Cash dividends declared per common share were $0.475, $0.455 and $0.440 for the years ended December 31, 2022, 2021 and 2020, respectively.
In October 2021, the Board of Directors authorized a $25.0 million share repurchase program of the Company's common stock. As of December 31, 2022, 1,371,019 shares at an average price of $13.92 have been repurchased. First Commonwealth may suspend or discontinue the program at any time.

Note 26—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition	December 31,
	2022	2021
	(dollars in thousands)
Assets
Cash	$37,695	$11,649
Loans	8	9
Investment in subsidiaries	1,061,285	1,152,580
Investment in unconsolidated subsidiary trusts	2,200	2,181
Investment in jointly-owned company	394	357
Premises and equipment, net	3,098	3,244
Dividends receivable from subsidiaries	5,428	7,762
Other assets	21,345	8,212
Total assets	$1,131,453	$1,185,994
Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$7,212	$4,455
Subordinated debentures payable	72,167	72,167
Shareholders’ equity	1,052,074	1,109,372
Total liabilities and shareholders’ equity	$1,131,453	$1,185,994

Statements of Income	For the years ended December 31,
	2022	2021	2020
	(dollars in thousands)
Interest and dividends	$78	$4	$8
Dividends from subsidiaries	92,082	72,202	61,708
Interest expense	(3,245)	(3,205)	(3,229)
Other income	112	—	3
Operating expense	(4,747)	(4,721)	(4,687)
Income before taxes and equity in undistributed earnings of subsidiaries	84,280	64,280	53,803
Applicable income tax benefits	1,625	1,646	1,648
Income before equity in undistributed earnings of subsidiaries	85,905	65,926	55,451
Equity in undistributed earnings of subsidiaries	42,276	72,331	17,996
Net income	$128,181	$138,257	$73,447

	For the years ended December 31,
Statements of Cash Flow	2022	2021	2020
	(dollars in thousands)
Operating Activities
Net income	$128,181	$138,257	$73,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335	369	383
Net gains on sales of assets	(113)	228	—
Decrease (increase) in prepaid income taxes	—	317	(317)
Undistributed equity in subsidiaries	(42,276)	(72,330)	(17,996)
Other net	—	(14,830)	19,705
Net cash provided by operating activities	86,127	52,011	75,222
Investing Activities
Net change in loans	2	2	1
Purchases of premises and equipment	(152)	(101)	(20)
Net cash used in investing activities	(150)	(99)	(19)
Financing Activities
Dividends paid	(44,578)	(43,611)	(42,982)
Proceeds from reissuance of treasury stock	245	222	222
Purchase of treasury stock	(15,598)	(31,301)	(20,905)
Net cash used in financing activities	(59,931)	(74,690)	(63,665)
Net increase (decrease) in cash	26,046	(22,778)	11,538
Cash at beginning of year	11,649	34,427	22,889
Cash at end of year	$37,695	$11,649	$34,427
Cash dividends declared per common share were $0.475 for 2022, $0.455 in 2021 and $0.440 in 2020.
First Commonwealth Financial Corporation has an unsecured $20.0 million line of credit with another financial institution. As of December 31, 2022, there are no amounts outstanding on this line and we are in compliance with all debt covenants related to the line of credit.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of First Commonwealth Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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

Allowance for Credit Losses
Description of the Matter
First Commonwealth’s loan and lease portfolio totaled $7.6 billion as of December 31, 2022 and the associated Allowance for Credit Losses (ACL) was $102.9 million. As discussed in Notes 1 and 9 of the financial statements, the ACL represents management’s current estimate of lifetime credit losses inherent in the loan portfolio at the balance sheet date. The ACL is calculated by pooling loans of similar risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. The ACL also includes qualitative factors related to loan portfolio risks not reflected in the calculated model, including lending practices, ability and experience of the credit staff, the overall lending environment and external factors such as the regulatory environment and competition.

Auditing management’s ACL estimate and related provision for credit losses was complex due to the discounted cash flow model and related inputs used to compute the reserve and involves a high degree of subjectivity due to the judgment required in evaluating management’s determination of the qualitative factors described above.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the ACL process, including controls over the appropriateness of the ACL methodology, the expected loss models, the reliability and accuracy of data used in developing the ACL estimate, and management’s review and approval process over the forecast, qualitative adjustments and overall ACL results.

We tested management’s expected loss models including evaluating the conceptual soundness of model methodology, assessing model performance and governance, testing key model assumptions, including the reasonable and supportable forecast, and independently recalculating model output with the assistance of EY specialists. We also verified the underlying economic forecast data used to estimate the quantitative reserve was complete and accurate.

To test the qualitative factor adjustments, among other procedures, we assessed management’s methodology and considered whether relevant risks were reflected in the models and whether adjustments to the model output were appropriate. We tested the completeness, accuracy, and relevance of the underlying data used to estimate the qualitative adjustments. We evaluated whether qualitative adjustments were reasonable based on changes in economic conditions and the loan portfolio. We also assessed whether qualitative adjustments were consistent with publicly available information (e.g. macroeconomic data). Further, we performed an independent search for the existence of new or contrary information relating to risks impacting the qualitative factor adjustments to validate that management’s considerations are appropriate. Additionally, we evaluated whether the overall ACL, inclusive of qualitative factor adjustments, appropriately reflects losses expected in the loan and lease portfolio by comparing to historical losses and peer bank data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.
Pittsburgh, Pennsylvania
February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Commonwealth Financial Corporation
Opinion on Internal Control over Financial Reporting
We have audited First Commonwealth Financial Corporation and subsidiaries internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Commonwealth Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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
February 27, 2023

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
Ernst & Young LLP, Pittsburgh, Pennsylvania, (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022, is included at the end of Item 8 under the heading Report of "Independent Registered Public Accounting Firm.”

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
Based on First Commonwealth’s evaluation based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that internal control over financial reporting was effective as of December 31, 2022. The effectiveness of First Commonwealth’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

First Commonwealth Financial Corporation
Indiana, Pennsylvania
February 27, 2023

/S/ T. Michael Price	/S/ James R. Reske
T. Michael Price	James R. Reske
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

ITEM 9B.    Other Information
None.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information called for by this item concerning the identification, business experience and qualifications of First Commonwealth’s directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 25, 2023 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.
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
The following table provides information related to our existing equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	434,352	N/A	2,115,605
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	434,352	N/A	2,115,605
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

PART IV
ITEM 15.    Exhibits, Financial Statements and Schedules

(A)Documents Filed as Part of this Report
(1)     Financial Statements
All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.
(2)    Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A
(3)Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.1 to the current report as Form 8-K filed February 1, 2016

10.1	Amended and Restated Non-Qualified Deferred Compensation Plan (formerly known as the Supplemental Executive Retirement Plan)	Exhibit 10.1 to the current report on Form 8-K filed December 21, 2017

10.2	Amendment No. One to Amended and Restated Non-Qualified Deferred Compensation Plan	Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2021

10.3	Amendment No. Two to Amended and Restated Non-Qualified Deferred Compensation Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2021

10.4	Amendment No. Three to Amended and Restated Non-Qualified Deferred Compensation Plan	Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended September 30, 2021

10.5	Amended and Restated Employment Agreement dated January 1, 2012 entered into among First Commonwealth Financial Corporation, First Commonwealth Bank and T. Michael Price	Exhibit 10.1 to the current report on Form 8-K filed January 5, 2012

10.6	Change of Control Agreement dated December 30, 2011 entered into between FCFC and T. Michael Price	Exhibit 10.3 to the current report on Form 8-K filed January 5, 2012

10.7	First Commonwealth Financial Corporation Incentive Compensation Plan	Annex I to Proxy Statement filed March 19, 2015 relating to the 2015 Annual Meeting of Shareholders

10.8	2022 Annual Incentive Plan	Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2022

10.9	2020-2022 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2020

10.10	2021-2023 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2021

10.11	2022-2024 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2022

10.12	Form of Restricted Stock Agreement for service-based restricted stock	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2012

10.13	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Leonard V. Lombardi	Exhibit 10.13 to the annual report on Form 10-K filed March 5, 2012

Exhibit Number	Description	Incorporated by Reference to
10.14	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Matthew C. Tomb	Exhibit 10.14 to the annual report on Form 10-K filed March 5, 2012

10.15	Employment Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.1 to the current report on Form 8-K filed April 10, 2014

10.16	Change of Control Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.3 to the current report on Form 8-K filed April 10, 2014

10.17	Change of Control Agreement dated November 14, 2019 entered into between FCFC and Norman J. Montgomery	Exhibit 10.1 to current report on Form 8-K filed November 19, 2019

10.18	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Carrie L. Riggle	Exhibit 10.4 to the quarterly report on Form 10-Q filed May 8, 2013

10.19	Change of Control Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.2 to the quarterly report on Form 10-Q filed August 7, 2013

10.20	Employment Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 7, 2013

10.21	Employment Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.1 to the quarterly report on Form 10-Q filed November 9, 2016

10.22	Change of Control Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.2 to the quarterly report on Form 10-Q filed November 9, 2016

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of EY LLP Independent Registered Public Accounting Firm	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.00
The following materials from First Commonwealth Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2022 and December 31, 2021, (ii) the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements.
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

Dated: February 27, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ Julie A. Caponi	Director	February 27, 2023
Julie A. Caponi
/S/ Ray T. Charley	Director	February 27, 2023
Ray T. Charley
/S/ Gary R. Claus	Director	February 27, 2023
Gary R. Claus
/S/ David S. Dahlmann	Director	February 27, 2023
David S. Dahlmann
/S/ Johnston A. Glass	Director	February 27, 2023
Johnston A. Glass
/S/ Jon L. Gorney	Director, Chairman	February 27, 2023
Jon L. Gorney
/S/ Jane Grebenc	Executive Vice President and Chief Revenue Officer	February 27, 2023
Jane Grebenc
/S/ David W. Greenfield	Director	February 27, 2023
David W. Greenfield
/S/ Patrica A. Husic	Director	February 27, 2023
Patricia A. Husic
/S/ Bart E. Johnson	Director	February 27, 2023
Bart E. Johnson
/S/ Luke A. Latimer	Director	February 27, 2023
Luke A. Latimer
/S/ Aradhna M. Oliphant	Director	February 27, 2023
Aradhna M. Oliphant
/S/ T. Michael Price	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2023
T. Michael Price
/S/ James R. Reske	Executive Vice President, Chief Financial Officer, and Treasurer	February 27, 2023
James R. Reske
/S/ Robert J. Ventura	Director	February 27, 2023
Robert J. Ventura
/S/ Stephen A. Wolfe	Director	February 27, 2023
Stephen A. Wolfe