Form 10-Q
period 2023-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2023-05-10
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of May 9, 2023, was 102,890,733.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2023	December 31, 2022
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$113,692	$124,254
Interest-bearing bank deposits	282,110	29,990
Securities available for sale, at fair value	750,613	762,661
Securities held to maturity, at amortized cost (Fair value of $381,741 and $386,205 at March 31, 2023 and December 31, 2022, respectively)	451,278	461,162
Other investments	36,200	26,414
Loans held for sale	11,050	11,869
Loans and leases:
Portfolio loans and leases	8,656,945	7,642,143
Allowance for credit losses	(133,885)	(102,906)
Net loans and leases	8,523,060	7,539,237
Premises and equipment, net	130,210	115,106
Other real estate owned	424	534
Goodwill	360,414	303,328
Amortizing intangibles, net	25,584	9,205
Bank owned life insurance	227,024	222,651
Other assets	202,093	199,255
Total assets	$11,113,752	$9,805,666
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,698,225	$2,670,508
Interest-bearing	6,536,723	5,334,961
Total deposits	9,234,948	8,005,469
Short-term borrowings	278,978	372,694
Subordinated debentures	177,558	170,937
Other long-term debt	4,679	4,862
Capital lease obligation	5,294	5,425
Total long-term debt	187,531	181,224
Other liabilities	187,281	194,205
Total liabilities	9,888,738	8,753,592
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 123,603,380 and 113,914,902 shares issued at March 31, 2023 and December 31, 2022, respectively, and 103,193,127 and 93,376,314 shares outstanding at March 31, 2023 and December 31, 2022, respectively	123,603	113,915
Additional paid-in capital	630,196	497,431
Retained earnings	792,720	774,863
Accumulated other comprehensive loss, net	(124,570)	(137,692)
Treasury stock (20,410,253 and 20,538,588 shares at March 31, 2023 and December 31, 2022, respectively)	(196,935)	(196,443)
Total shareholders’ equity	1,225,014	1,052,074
Total liabilities and shareholders’ equity	$11,113,752	$9,805,666

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$107,668	$64,394
Interest and dividends on investments:
Taxable interest	5,789	6,478
Interest exempt from federal income taxes	117	126
Dividends	505	135
Interest on bank deposits	510	111
Total interest income	114,589	71,244
Interest Expense
Interest on deposits	15,518	813
Interest on short-term borrowings	2,401	21
Interest on subordinated debentures	2,214	2,129
Interest on other long-term debt	45	52
Interest on lease obligations	53	57
Total interest expense	20,231	3,072
Net Interest Income	94,358	68,172
Provision for credit losses	(2,650)	1,964
Provision for credit losses - acquisition day 1 non-PCD	10,653	—
Net Interest Income after Provision for Credit Losses	86,355	66,208
Noninterest Income
Net securities gains	—	2
Trust income	2,486	2,713
Service charges on deposit accounts	4,918	4,615
Insurance and retail brokerage commissions	2,552	2,272
Income from bank owned life insurance	1,227	1,508
Gain on sale of mortgage loans	652	1,282
Gain on sale of other loans and assets	2,086	2,319
Card-related interchange income	6,829	6,490
Derivatives mark to market	(89)	347
Swap fee income	245	453
Other income	2,057	1,975
Total noninterest income	22,963	23,976
Noninterest Expense
Salaries and employee benefits	34,264	30,932
Net occupancy	5,018	4,787
Furniture and equipment	4,238	3,730
Data processing	3,404	3,188
Advertising and promotion	1,663	1,226
Pennsylvania shares tax	1,252	1,005
Intangible amortization	1,147	862
Other professional fees and services	1,591	1,221
FDIC insurance	1,417	698
Loss on sale or write-down of assets	41	75
Litigation and operational losses	743	600
Merger and acquisition related	8,541	—
Other operating	8,062	7,400
Total noninterest expense	71,381	55,724
Income Before Income Taxes	37,937	34,460
Income tax provision	7,713	6,734
Net Income	$30,224	$27,726
Average Shares Outstanding	99,560,831	94,078,699
The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended
	March 31,
	2023	2022
	(dollars in thousands, except share data)
Average Shares Outstanding Assuming Dilution	99,779,816	94,311,324
Per Share Data: Basic Earnings per Share	$0.30	$0.29
Diluted Earnings per Share	$0.30	$0.29
Cash Dividends Declared per Common Share	$0.120	$0.115

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
	(dollars in thousands)
Net Income	$30,224	$27,726
Other comprehensive income (loss), before tax (expense) benefit:
Unrealized holding gains (losses) on securities arising during the period	10,355	(57,251)
Less: reclassification adjustment for gains on securities included in net income	—	(2)
Unrealized holding gains (losses) on derivatives arising during the period	5,806	(17,926)
Total other comprehensive income (loss), before tax (expense) benefit	16,161	(75,179)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(3,039)	15,787
Total other comprehensive income (loss)	13,122	(59,392)
Comprehensive Income (Loss)	$43,346	$(31,666)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2022	93,376,314	$113,915	$497,431	$774,863	$(137,692)	$(196,443)	$1,052,074
Net income				30,224			30,224
Other comprehensive income					13,122		13,122
Cash dividends declared ($0.120 per share)				(12,367)			(12,367)
Treasury stock acquired	(109,112)					(1,732)	(1,732)
Treasury stock reissued	143,412		610	—		1,356	1,966
Restricted stock	94,035	—	488	—		(116)	372
Common stock issued	9,688,478	9,688	131,667				141,355
Balance at March 31, 2023	103,193,127	$123,603	$630,196	$792,720	$(124,570)	$(196,935)	$1,225,014

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2021	94,233,152	$113,915	$496,121	$691,260	$(8,768)	$(183,156)	$1,109,372
Net income				27,726			27,726
Other comprehensive loss					(59,392)		(59,392)
Cash dividends declared ($0.115 per share)				(10,837)			(10,837)
Treasury stock acquired	(90,614)					(1,488)	(1,488)
Treasury stock reissued	157,251		499	—		1,448	1,947
Restricted stock	(750)	—	7	—		284	291
Balance at March 31, 2022	94,299,039	$113,915	$496,627	$708,149	$(68,160)	$(182,912)	$1,067,619

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Operating Activities	(dollars in thousands)
Net income	$30,224	$27,726
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,003	1,964
Deferred tax expense	2,218	1,807
Depreciation and amortization	1,847	2,560
Net gains on securities and other assets	(2,330)	(3,908)
Net amortization of premiums and discounts on securities	378	635
Income from increase in cash surrender value of bank owned life insurance	(1,190)	(1,508)
Decrease in interest receivable	645	45
Mortgage loans originated for sale	(31,165)	(51,833)
Proceeds from sale of mortgage loans	32,462	58,198
Increase in interest payable	2,146	1,282
Increase (decrease) in income taxes payable	5,512	(4,137)
Other-net	(10,150)	(1,632)
Net cash provided by operating activities	38,600	31,199
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	9,733	28,369
Purchases	—	(200)
Transactions with securities available for sale:
Proceeds from sales	30,686	—
Proceeds from maturities and redemptions	25,791	50,521
Purchases of FHLB stock	(18,262)	(505)
Proceeds from the redemption of FHLB stock	21,134	201
Proceeds from bank owned life insurance	1,216	—
Proceeds from sale of loans	30,425	21,767
Proceeds from sale of other assets	846	1,461
Net cash received from business acquisition	14,492	—
Net increase in loans and leases	(95,513)	(133,137)
Purchases of premises and equipment and other assets	(9,433)	(4,419)
Net cash provided by (used in) investing activities	11,115	(35,942)
Financing Activities
Net decrease in other short-term borrowings	(266,450)	(42,566)
Net increase in deposits	472,706	189,364
Repayments of other long-term debt	(183)	(175)
Repayments of capital lease obligation	(131)	(122)
Dividends paid	(12,367)	(10,837)
Purchase of treasury stock	(1,732)	(1,488)
Net cash provided by financing activities	191,843	134,176
Net increase in cash and cash equivalents	241,558	129,433
Cash and cash equivalents at January 1	154,244	395,372
Cash and cash equivalents at March 31	$395,802	$524,805

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
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year of 2023. These interim financial statements should be read in conjunction with First Commonwealth’s 2022 Annual Report on Form 10-K.
Note 2 Acquisition
On January 31, 2023, the Company completed its acquisition of Centric Financial Corporation (“Centric”) and its banking subsidiary, Centric Bank, for consideration of 9,688,478 shares of the Company's common stock. Through the acquisition, the Company obtained seven full-service banking offices and one loan production office in the Harrisburg, Philadelphia and Lancaster Metropolitan Service Areas ("MSAs").
The table below summarizes the preliminary net assets acquired (at fair value) and consideration transferred in connection with the Centric acquisition (dollars in thousands):

Consideration paid
Cash paid to shareholders - fractional shares	$1
Shares issued to shareholders (9,688,478 shares)	141,355
Total consideration paid		$141,356
Fair value of assets acquired
Cash and due from banks	14,492
Investment securities	34,302
FHLB stock	7,658
Loans	925,948
Premises and equipment	12,123
Core deposit intangible	16,671
Bank owned life insurance	4,502
Other assets	18,875
Total assets acquired	1,034,571
Fair value of liabilities assumed
Deposits	757,003
Borrowings	186,716
Other liabilities	6,582
Total liabilities assumed	950,301
Total fair value of identifiable net assets		84,270
Goodwill		$57,086

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company determined that this acquisition constitutes a business combination and therefore was accounted for using the acquisition method of accounting. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired, liabilities assumed and consideration paid at fair value. The $57.1 million excess of the consideration paid over the fair value of assets acquired was recorded as goodwill and is not amortizable or deductible for tax purposes. The amount of goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with Centric.
The fair value of the 9,688,478 common shares issued was determined based on the $14.59 closing market price of the Company's common shares on the acquisition date, January 31, 2023. While the valuation of the acquired assets and liabilities is substantially complete, fair value estimates are subject to adjustment during the provisional period, which may last up to twelve months subsequent to the acquisition date. During this period, the Company may obtain additional information to refine the valuations and adjust the recorded fair value, although such adjustments are not expected to be significant. Valuations subject to adjustments include, but are not limited to, the fair value of acquired loans, deposits, land and building, core deposit intangible and other assets and liabilities.
The following is a description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed. The Company used an independent valuation specialist to assist with the determination of fair values for certain acquired assets and assumed liabilities.
Cash and due from banks - The estimated fair value was determined to approximate the carrying amount of these assets.
Investment securities - The estimated fair value of the investment portfolio was based on quoted market prices, dealer quotes, and pricing obtained from independent pricing services.
Loans - The estimated fair value of loans were based on a discounted cash flow methodology applied on a pooled basis for non purchased credit-deteriorated ("non-PCD") loans and on an individual basis for purchased credit-deteriorated ("PCD") loans. The valuation considered underlying characteristics including loan type, term, rate, payment schedule and credit rating. Other factors included assumptions related to prepayments, probability of default and loss given default. The discount rates applied were based on a build-up approach considering the funding mix, servicing costs, liquidity premium and factors related to performance risk.
Premise and equipment - The estimated fair value of land and buildings were determined by independent market-based appraisals.
Core deposit intangible - The core deposit intangible was valued utilizing the cost savings method approach, which recognizes the cost savings represented by the expense of maintaining the core deposit base versus the cost of an alternative funding source. The valuation incorporates assumptions related to account retention, discount rates, deposit interest rates, deposit maintenance costs and alternative funding rates.
Time deposits - The estimated fair value of time deposits was determined using a discounted cash flow approach incorporating a discount rate equal to current market interest rates offered on time deposits with similar terms and maturities.
Borrowings - The estimated fair value of short-term borrowings was determined to approximate stated value. Subordinated debentures were valued using a discounted cash flow approach incorporating a discount rate that incorporated similar terms, maturity and credit rating.
Accounting for Acquired Loans
Acquired loans are classified into two categories PCD loans and non-PCD loans. PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans will have an allowance established on acquisition date, which is recognized as an expense through provision for credit losses. For PCD loans, an allowance is recognized on day 1 by adding it to the fair value of the loan, which is the “Day 1 amortized cost”. There is no provision for credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loan.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A day 1 allowance for credit losses on non-PCD loans of $10.7 million was recorded through the provision for credit losses within the Consolidated Statements of Income. At the date of acquisition, of the $977.1 million of loans acquired from Centric, $302.4 million, or 30.9%, of Centric's loan portfolio, was accounted for as PCD loans.
The following table provides details related to the fair value of acquired PCD loans.

	Unpaid Principal Balance	PCD Allowance for Credit Loss at Acquisition	(Discount) Premium on Acquired Loans	Fair Value of PCD Loans at Acquisition
	(dollars in thousands)
Commercial, financial, agricultural and other	$82,639	$(15,949)	$(84)	$66,606
Time and demand	82,639	(15,949)	(84)	66,606
Real estate construction	29,947	(287)	(479)	29,181
Construction other	16,978	(227)	(179)	16,572
Construction residential	12,969	(60)	(300)	12,609
Residential real estate	16,564	(527)	(496)	15,541
Residential first lien	13,740	(197)	(264)	13,279
Residential junior lien/home equity	2,824	(330)	(232)	2,262
Commercial real estate	173,143	(5,313)	(6,193)	161,637
Multifamily	13,169	(234)	(1,413)	11,522
Nonowner occupied	97,037	(2,739)	(1,902)	92,396
Owner occupied	62,937	(2,340)	(2,878)	57,719
Loans to individuals	62	(3)	(3)	56
Automobile and recreational vehicles	62	(3)	(3)	56
Total loans and leases	$302,355	$(22,079)	$(7,255)	$273,021

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides details related to the fair value and Day 1 provision related to the acquired non-PCD loans.

	Unpaid Principal Balance	(Discount) premium on acquired loans	Fair Value of Non-PCD Loans at Acquisition	Day 1 Provision for Credit Losses - Non-PCD Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$167,509	$(5,451)	$162,058	$3,482
Time and demand	165,781	(5,342)	160,439	3,436
Equipment finance	4	—	4	—
Time and demand other	1,724	(109)	1,615	46
Real estate construction	52,773	(1,126)	51,647	1,638
Construction other	34,801	(971)	33,830	1,146
Construction residential	17,972	(155)	17,817	492
Residential real estate	75,041	(2,593)	72,448	614
Residential first lien	53,612	(1,981)	51,631	437
Residential junior lien/home equity	21,429	(612)	20,817	177
Commercial real estate	378,777	(12,607)	366,170	4,911
Multifamily	45,475	(1,203)	44,272	514
Nonowner occupied	182,793	(5,660)	177,133	2,111
Owner occupied	150,509	(5,744)	144,765	2,286
Loans to individuals	640	(36)	604	8
Automobile and recreational vehicles	449	(25)	424	4
Consumer other	191	(11)	180	4
Total loans and leases	$674,740	$(21,813)	$652,927	$10,653
Costs related to the acquisition totaled $8.5 million. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Consolidated Statements of Income.
As a result of the full integration of the operations of Centric, it is not practicable to determine revenue or net income included in the Company's operating results relating to Centric since the date of acquisition as Centric results cannot be separately identified.

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

	For the Three Months Ended March 31,
	2023			2022
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$10,355	$(1,820)	$8,535	$(57,251)	$12,023	$(45,228)
Reclassification adjustment for gains on securities included in net income	—	—	—	(2)	—	(2)
Total unrealized gains (losses) on securities	10,355	(1,820)	8,535	(57,253)	12,023	(45,230)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	5,806	(1,219)	4,587	(17,926)	3,764	(14,162)
Total unrealized gains (losses) on derivatives	5,806	(1,219)	4,587	(17,926)	3,764	(14,162)
Total other comprehensive income (loss)	$16,161	$(3,039)	$13,122	$(75,179)	$15,787	$(59,392)

The following table details the change in components of OCI for the three months ended March 31:

	2023				2022
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(107,471)	$268	$(30,489)	$(137,692)	$(3,317)	$95	$(5,546)	$(8,768)
Other comprehensive income (loss) before reclassification adjustment	8,535	—	4,587	13,122	(45,228)	—	(14,162)	(59,390)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	—	(2)	—	—	(2)
Net other comprehensive income (loss) during the period	8,535	—	4,587	13,122	(45,230)	—	(14,162)	(59,392)
Balance at March 31	$(98,936)	$268	$(25,902)	$(124,570)	$(48,547)	$95	$(19,708)	$(68,160)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the three months ended March 31:

	2023	2022
	(dollars in thousands)
Cash paid during the period for:
Interest	$18,252	$1,755
Income taxes	19	9,020
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	536	647
Loans transferred from held to maturity to held for sale	28,714	18,627
Loans transferred from available for sale to held to maturity	(519)	—
Gross increase (decrease) in market value adjustment to securities available for sale	10,356	(57,254)
Gross increase (decrease) in market value adjustment to derivatives	5,806	(17,926)
Increase in limited partnership investment unfunded commitment	4,464	—
Noncash treasury stock reissuance	1,966	1,947
Net assets acquired through acquisition	69,778	—
Proceeds from death benefit on bank owned life insurance not received	103	397
Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2023	2022
Weighted average common shares issued	120,266,238	113,914,902
Average treasury stock shares	(20,498,898)	(19,654,309)
Average deferred compensation shares	(55,821)	(55,684)
Average unearned nonvested shares	(150,688)	(126,210)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	99,560,831	94,078,699
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	163,133	176,913
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	55,852	55,712
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	99,779,816	94,311,324
Per Share Data:
Basic Earnings per Share	$0.30	$0.29
Diluted Earnings per Share	$0.30	$0.29
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the three months ended March 31, because to do so would have been antidilutive.

	2023			2022
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	139,476	$12.77	$16.43	23,621	$15.81	$16.25
Restricted Stock Units	17,667	$17.53	$17.53	12,793	$21.08	$21.08

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
The following table identifies the notional amount of those instruments at the date shown below:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,478,090	$2,356,539
Financial standby letters of credit	19,676	18,417
Performance standby letters of credit	13,401	12,853
Commercial letters of credit	886	573

The notional amounts outstanding as of March 31, 2023 include amounts issued in 2023 of $0.1 million in performance standby letters of credit. There were no financial standby letters of credit or commercial letters of credit issued in 2023. A liability of $0.1 million has been recorded as of both March 31, 2023 and December 31, 2022, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $8.2 million and $10.0 million as of March 31, 2023 and December 31, 2022, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans as well as estimated utilization for each loan category.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2023, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	March 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,995	$45	$(144)	$3,896	$4,127	$37	$(181)	$3,983
Mortgage-Backed Securities – Commercial	319,133	—	(49,250)	269,883	324,306	—	(52,890)	271,416
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	512,277	72	(72,106)	440,243	527,777	59	(78,847)	448,989
Other Government-Sponsored Enterprises	1,000	—	(107)	893	1,000	—	(118)	882
Obligations of States and Political Subdivisions	9,479	1	(1,075)	8,405	9,482	—	(1,295)	8,187
Corporate Securities	30,414	20	(3,141)	27,293	32,010	179	(2,985)	29,204
Total Securities Available for Sale	$876,298	$138	$(125,823)	$750,613	$898,702	$275	$(136,316)	$762,661

Mortgage-backed securities include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises. These obligations have contractual maturities ranging from less than one year to approximately 40 years, with lower anticipated lives to maturity due to prepayments. All mortgage-backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds; therefore, First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage-backed securities under various interest rate scenarios to monitor the potential impact on earnings and interest rate risk positions.

Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. Other fixed income securities within the portfolio also contain prepayment risk.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2023, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$5,998	$5,888
Due after 1 but within 5 years	2,885	2,763
Due after 5 but within 10 years	32,010	27,940
Due after 10 years	—	—
	40,893	36,591
Mortgage-Backed Securities (a)	835,405	714,022
Total Debt Securities	$876,298	$750,613

(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $323.1 million and a fair value of $273.8 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $512.3 million and a fair value of $440.2 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales and maturities related to securities held to maturity and securities available for sale were as follows for the three months ended March 31:

	2023	2022
	(dollars in thousands)
Proceeds from sales	$30,686	$—
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	—	—
	—	—
Maturities
Gross gains	—	2
Gross losses	—	—
	—	2
Net gains	$—	$2
Proceeds from sales included in above table are a result of the sale of investments acquired as part of the Centric acquisition. The securities were recorded at fair value at the time of acquisition and subsequently sold at the same value.
Securities available for sale with an estimated fair value of $431.0 million and $626.7 million were pledged as of March 31, 2023 and December 31, 2022, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	March 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$1,907	$—	$(181)	$1,726	$2,008	$—	$(224)	$1,784
Mortgage-Backed Securities- Commercial	74,052	—	(13,162)	60,890	75,229	—	(14,196)	61,033
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	321,247	—	(49,529)	271,718	329,267	—	(53,002)	276,265
Mortgage-Backed Securities – Commercial	4,137	—	(89)	4,048	4,794	—	(129)	4,665
Other Government-Sponsored Enterprises	22,301	—	(4,238)	18,063	22,221	—	(4,501)	17,720
Obligations of States and Political Subdivisions	26,634	1	(2,289)	24,346	26,643	—	(2,865)	23,778
Debt Securities Issued by Foreign Governments	1,000	—	(50)	950	1,000	—	(40)	960
Total Securities Held to Maturity	$451,278	$1	$(69,538)	$381,741	$461,162	$—	$(74,957)	$386,205
The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$1,145	$1,145
Due after 1 but within 5 years	9,816	9,462
Due after 5 but within 10 years	38,411	32,299
Due after 10 years	563	453
	49,935	43,359
Mortgage-Backed Securities (a)	401,343	338,382
Total Debt Securities	$451,278	$381,741
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $76.0 million and a fair value of $62.6 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $325.4 million and a fair value of $275.8 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $115.9 million and $368.8 million were pledged as of March 31, 2023 and December 31, 2022, respectively, to secure public deposits and for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2023 and December 31, 2022, our FHLB stock totaled $30.0 million and $25.2 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three months ended March 31, 2023.
As of both March 31, 2023 and December 31, 2022, "Other investments" also includes $6.2 million and $1.2 million, respectively, in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the three-months ended March 31, 2023 and 2022, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
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
The following table presents the gross unrealized losses and estimated fair values at March 31, 2023 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$—	$—	$3,639	$(325)	$3,639	$(325)
Mortgage-Backed Securities – Commercial	7,076	(232)	323,697	(62,180)	330,773	(62,412)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	15,351	(551)	693,339	(121,084)	708,690	(121,635)
Mortgage-Backed Securities – Commercial	4,048	(89)	—	—	4,048	(89)
Other Government-Sponsored Enterprises	—	—	18,956	(4,345)	18,956	(4,345)
Obligations of States and Political Subdivisions	8,458	(163)	20,802	(3,201)	29,260	(3,364)
Debt Securities Issued by Foreign Governments	197	(4)	554	(46)	751	(50)
Corporate Securities	12,621	(799)	12,660	(2,342)	25,281	(3,141)
Total Securities	$47,751	$(1,838)	$1,073,647	$(193,523)	$1,121,398	$(195,361)

At March 31, 2023, fixed income securities issued by the U.S. Government and U.S. Government-sponsored enterprises comprised 96% of total unrealized losses. All unrealized losses are the result of changes in market interest rates. At March 31, 2023, there are 202 debt securities in an unrealized loss position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the gross unrealized losses and estimated fair values at December 31, 2022 by investment category and the time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,734	$(405)	$—	$—	$3,734	$(405)
Mortgage-Backed Securities - Commercial	92,208	(12,364)	240,241	(54,722)	332,449	(67,086)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	239,760	(21,543)	482,195	(110,306)	721,955	(131,849)
Mortgage-Backed Securities – Commercial	4,666	(129)	—	—	4,666	(129)
Other Government-Sponsored Enterprises	—	—	18,603	(4,619)	18,603	(4,619)
Obligation of States and Political Subdivisions	21,234	(1,979)	9,230	(2,181)	30,464	(4,160)
Debt Securities Issued by Foreign Governments	587	(13)	373	(27)	960	(40)
Corporate Securities	14,406	(590)	12,632	(2,395)	27,038	(2,985)
Total Securities	$376,595	$(37,023)	$763,274	$(174,250)	$1,139,869	$(211,273)
As of March 31, 2023, our corporate securities had an amortized cost and an estimated fair value of $30.4 million and $27.3 million, respectively. As of December 31, 2022, our corporate securities had an amortized cost and estimated fair value of $32.0 million and $29.2 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were seven and six corporate securities, respectively, in an unrealized loss position as of March 31, 2023 and December 31, 2022. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the three months ended March 31, 2023 and 2022.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Consolidated Statements of Financial Condition net of deferred fees and costs, and discounts related to purchased loans. Net deferred fees were $6.7 million and $5.9 million as of March 31, 2023 and December 31, 2022, respectively, and discounts on purchased loans from acquisitions were $33.5 million and $5.4 million as of March 31, 2023 and December 31, 2022, respectively. The following table provides outstanding balances related to each of our loan types:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,471,079	$1,211,706
Time and demand	1,254,315	1,023,824
Commercial credit cards	13,706	13,920
Equipment finance	109,221	79,674
Time and demand other	93,837	94,288
Real estate construction	541,902	513,101
Construction other	422,831	395,439
Construction residential	119,071	117,662
Residential real estate	2,323,867	2,194,669
Residential first lien	1,660,433	1,547,192
Residential junior lien/home equity	663,434	647,477
Commercial real estate	2,991,930	2,425,012
Multifamily	484,193	431,151
Nonowner occupied	1,817,453	1,510,347
Owner occupied	690,284	483,514
Loans to individuals	1,328,167	1,297,655
Automobile and recreational vehicles	1,244,874	1,210,451
Consumer credit cards	9,886	10,657
Consumer other	73,407	76,547
Total loans and leases	$8,656,945	$7,642,143
First Commonwealth’s loan portfolio includes five primary loan categories. When calculating the allowance for credit losses these categories are classified into fourteen portfolio segments. The composition of loans by portfolio segment includes:
Commercial, financial, agricultural and other
Time & Demand - Consists primarily of commercial and industrial loans. This category consists of loans that are typically cash flow dependent and therefore have different risk and loss characteristics than other commercial loans. Loans in this category include revolving and term structures with fixed and variable interest rates. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and economic conditions measured by GDP. At March 31, 2023 and December 31, 2022, this category includes $5.3 million and $4.3 million in Paycheck Protection Program ("PPP") loans for small businesses. Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans.
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
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default, and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 3.47% and during the one-year forecast period it was projected to average 4.42%, with a peak of 4.84%.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	March 31, 2023
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,368,580	$63,654	$38,845	$—	$—	$102,499	$1,471,079
Time and demand	1,152,045	63,654	38,616	—	—	102,270	1,254,315
Commercial credit cards	13,706	—	—	—	—	—	13,706
Equipment finance	109,020	—	201	—	—	201	109,221
Time and demand other	93,809	—	28	—	—	28	93,837
Real estate construction	540,264	1,638	—	—	—	1,638	541,902
Construction other	421,193	1,638	—	—	—	1,638	422,831
Construction residential	119,071	—	—	—	—	—	119,071
Residential real estate	2,313,412	2,119	8,336	—	—	10,455	2,323,867
Residential first lien	1,654,259	2,119	4,055	—	—	6,174	1,660,433
Residential junior lien/home equity	659,153	—	4,281	—	—	4,281	663,434
Commercial real estate	2,917,078	45,500	29,352	—	—	74,852	2,991,930
Multifamily	483,668	479	46	—	—	525	484,193
Nonowner occupied	1,765,458	28,201	23,794	—	—	51,995	1,817,453
Owner occupied	667,952	16,820	5,512	—	—	22,332	690,284
Loans to individuals	1,327,738	—	429	—	—	429	1,328,167
Automobile and recreational vehicles	1,244,519	—	355	—	—	355	1,244,874
Consumer credit cards	9,886	—	—	—	—	—	9,886
Consumer other	73,333	—	74	—	—	74	73,407
Total loans and leases	$8,467,072	$112,911	$76,962	$—	$—	$189,873	$8,656,945

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,164,193	$35,389	$12,124	$—	$—	$47,513	$1,211,706
Time and demand	976,346	35,389	12,089	—	—	47,478	1,023,824
Commercial credit cards	13,920	—	—	—	—	—	13,920
Equipment finance	79,674	—	—	—	—	—	79,674
Time and demand other	94,253	—	35	—	—	35	94,288
Real estate construction	513,101	—	—	—	—	—	513,101
Construction other	395,439	—	—	—	—	—	395,439
Construction residential	117,662	—	—	—	—	—	117,662
Residential real estate	2,187,780	736	6,153	—	—	6,889	2,194,669
Residential first lien	1,542,854	675	3,663	—	—	4,338	1,547,192
Residential junior lien/home equity	644,926	61	2,490	—	—	2,551	647,477
Commercial real estate	2,347,000	52,291	25,721	—	—	78,012	2,425,012
Multifamily	430,613	488	50	—	—	538	431,151
Nonowner occupied	1,439,478	49,037	21,832	—	—	70,869	1,510,347
Owner occupied	476,909	2,766	3,839	—	—	6,605	483,514
Loans to individuals	1,297,206	—	449	—	—	449	1,297,655
Automobile and recreational vehicles	1,210,090	—	361	—	—	361	1,210,451
Consumer credit cards	10,657	—	—	—	—	—	10,657
Consumer other	76,459	—	88	—	—	88	76,547
Total loans and leases	$7,509,280	$88,416	$44,447	$—	$—	$132,863	$7,642,143

The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year:

	March 31, 2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Time and demand	$48,152	$229,873	$173,699	$84,221	$92,893	$108,814	$516,663	$1,254,315
Pass	48,152	215,243	163,441	73,274	82,030	104,781	465,124	1,152,045
OAEM	—	14,630	2,806	1,547	1,604	1,224	41,843	63,654
Substandard	—	—	7,452	9,400	9,259	2,809	9,696	38,616
Gross charge-offs	—	—	—	—	—	(14)	(241)	(255)
Gross recoveries	—	—	—	34	4	78	—	116
Commercial credit cards	—	—	—	—	—	—	13,706	13,706
Pass	—	—	—	—	—	—	13,706	13,706
Gross charge-offs	—	—	—	—	—	—	(26)	(26)
Gross recoveries	—	—	—	—	—	—	2	2

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Equipment finance	33,014	76,207	—	—	—	—	—	109,221
Pass	33,014	76,006	—	—	—	—	—	109,020
Substandard	—	201	—	—	—	—	—	201
Gross charge-offs	—	(45)	—	—	—	—	—	(45)
Gross recoveries	—	—	—	—	—	—	—	—
Time and demand other	2,251	5,879	19,698	20,130	3,624	39,653	2,602	93,837
Pass	2,251	5,879	19,698	20,130	3,624	39,625	2,602	93,809
Substandard	—	—	—	—	—	28	—	28
Gross charge-offs	—	—	—	—	—	—	(337)	(337)
Gross recoveries	—	—	—	—	—	—	41	41
Construction other	2,156	117,145	201,349	65,640	21,922	14,310	309	422,831
Pass	2,156	117,145	199,711	65,640	21,922	14,310	309	421,193
OAEM	—	—	1,638	—	—	—	—	1,638
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Construction residential	1,842	103,518	4,429	5,376	3,208	—	698	119,071
Pass	1,842	103,518	4,429	5,376	3,208	—	698	119,071
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Residential first lien	26,936	300,936	559,299	339,378	102,937	328,714	2,233	1,660,433
Pass	26,936	300,872	557,367	339,288	102,120	325,707	1,969	1,654,259
OAEM	—	—	1,571	—	130	341	77	2,119
Substandard	—	64	361	90	687	2,666	187	4,055
Gross charge-offs	—	(1)	—	(4)	(1)	(10)	—	(16)
Gross recoveries	—	—	—	—	—	26	—	26
Residential junior lien/home equity	10,373	77,342	49,009	1,563	3,220	6,260	515,667	663,434
Pass	10,373	77,342	49,009	1,563	3,155	6,181	511,530	659,153
Substandard	—	—	—	—	65	79	4,137	4,281
Gross charge-offs	—	—	—	—	—	—	(63)	(63)
Gross recoveries	—	—	—	—	—	1	11	12
Multifamily	1,863	154,628	101,627	79,771	32,764	111,833	1,707	484,193
Pass	1,863	154,628	101,627	79,771	32,764	111,308	1,707	483,668
OAEM	—	—	—	—	—	479	—	479
Substandard	—	—	—	—	—	46	—	46
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Nonowner occupied	37,368	401,997	214,359	163,827	247,824	742,094	9,984	1,817,453
Pass	37,368	401,523	214,359	159,321	246,350	697,715	8,822	1,765,458
OAEM	—	—	—	4,506	1,474	21,219	1,002	28,201
Substandard	—	474	—	—	—	23,160	160	23,794
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	38	—	38
Owner occupied	23,235	163,650	140,176	95,510	67,131	190,969	9,613	690,284
Pass	23,235	163,055	139,972	88,836	56,667	186,685	9,502	667,952
OAEM	—	595	182	5,089	9,798	1,123	33	16,820
Substandard	—	—	22	1,585	666	3,161	78	5,512
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	4	—	4

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Automobile and recreational vehicles	129,646	575,915	304,240	157,298	59,302	18,473	—	1,244,874
Pass	129,646	575,889	304,197	157,204	59,184	18,399	—	1,244,519
Substandard	—	26	43	94	118	74	—	355
Gross charge-offs	—	(266)	(199)	(196)	(102)	(39)	—	(802)
Gross recoveries	—	60	80	92	98	60	—	390
Consumer credit cards	—	—	—	—	—	—	9,886	9,886
Pass	—	—	—	—	—	—	9,886	9,886
Gross charge-offs	—	—	—	—	—	—	(66)	(66)
Gross recoveries	—	—	—	—	—	—	17	17
Consumer other	1,792	5,998	16,226	2,185	2,943	4,818	39,445	73,407
Pass	1,792	5,998	16,226	2,185	2,924	4,814	39,394	73,333
Substandard	—	—	—	—	19	4	51	74
Gross charge-offs	—	(44)	(27)	(3)	(19)	(6)	(174)	(273)
Gross recoveries	—	—	—	1	4	18	41	64
Total loans and leases	$318,628	$2,213,088	$1,784,111	$1,014,899	$637,768	$1,565,938	$1,122,513	$8,656,945
Total charge-offs	—	(356)	(226)	(203)	(122)	(69)	(907)	(1,883)
Total recoveries	—	60	80	127	106	225	112	710

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
	Term Loans						Revolving Loans
	2022	2021	2020	2019	2018	Prior		Total
	(dollars in thousands)
Time and demand	$180,134	$165,064	$66,006	$88,959	$57,030	$57,907	$408,724	$1,023,824
Pass	180,134	154,542	56,592	79,935	56,718	56,309	392,116	976,346
OAEM	—	10,489	8,387	1,846	250	895	13,522	35,389
Substandard	—	33	1,027	7,178	62	703	3,086	12,089
Commercial credit cards	—	—	—	—	—	—	13,920	13,920
Pass	—	—	—	—	—	—	13,920	13,920
Equipment finance	79,674	—	—	—	—	—	—	79,674
Pass	79,674	—	—	—	—	—	—	79,674
Time and demand other	7,172	20,281	19,626	3,823	2,885	36,197	4,304	94,288
Pass	7,172	20,281	19,626	3,823	2,885	36,162	4,304	94,253
Substandard	—	—	—	—	—	35	—	35
Construction other	81,870	179,919	85,264	23,001	24,005	1,011	369	395,439
Pass	81,870	179,919	85,264	23,001	24,005	1,011	369	395,439
Construction residential	82,829	34,783	—	31	18	—	1	117,662
Pass	82,829	34,783	—	31	18	—	1	117,662
Residential first lien	272,136	507,573	337,995	102,870	69,890	255,573	1,155	1,547,192
Pass	272,136	507,042	337,979	102,097	69,212	253,310	1,078	1,542,854
OAEM	—	164	—	133	51	250	77	675
Substandard	—	367	16	640	627	2,013	—	3,663
Residential junior lien/home equity	77,016	49,273	1,499	2,584	1,683	4,396	511,026	647,477
Pass	77,016	49,273	1,499	2,517	1,683	4,263	508,675	644,926
OAEM	—	—	—	—	—	51	10	61
Substandard	—	—	—	67	—	82	2,341	2,490
Multifamily	140,004	90,868	60,699	39,848	19,914	78,483	1,335	431,151
Pass	140,004	90,868	60,699	39,848	19,914	77,945	1,335	430,613
OAEM	—	—	—	—	—	488	—	488
Substandard	—	—	—	—	—	50	—	50
Nonowner occupied	298,751	153,918	115,947	214,068	141,814	581,060	4,789	1,510,347
Pass	298,751	153,918	115,947	212,588	113,638	541,007	3,629	1,439,478
OAEM	—	—	—	1,480	20,349	26,207	1,001	49,037
Substandard	—	—	—	—	7,827	13,846	159	21,832
Owner occupied	113,010	105,513	56,977	44,430	26,456	131,432	5,696	483,514
Pass	113,010	105,309	55,468	43,014	26,294	128,230	5,584	476,909
OAEM	—	182	745	791	92	923	33	2,766
Substandard	—	22	764	625	70	2,279	79	3,839
Automobile and recreational vehicles	613,513	330,298	172,530	68,996	20,589	4,525	—	1,210,451
Pass	613,513	330,252	172,435	68,865	20,524	4,501	—	1,210,090
Substandard	—	46	95	131	65	24	—	361
Consumer credit cards	—	—	—	—	—	—	10,657	10,657
Pass	—	—	—	—	—	—	10,657	10,657
Consumer other	6,561	17,177	2,489	3,798	1,656	4,085	40,781	76,547
Pass	6,561	17,177	2,489	3,775	1,652	4,085	40,720	76,459
Substandard	—	—	—	23	4	—	61	88
Total loans and leases	$1,952,670	$1,654,667	$919,032	$592,408	$365,940	$1,154,669	$1,002,757	$7,642,143

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
Total net charge-offs for the three months ended March 31, 2023 and 2022 were $1.2 million and $1.1 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of March 31, 2023 and December 31, 2022. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	March 31, 2023
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,470	$311	$551	$12,364	$14,696	$1,456,383	$1,471,079
Time and demand	1,462	293	548	12,163	14,466	1,239,849	1,254,315
Commercial credit cards	6	18	1	—	25	13,681	13,706
Equipment finance	—	—	—	201	201	109,020	109,221
Time and demand other	2	—	2	—	4	93,833	93,837
Real estate construction	833	—	—	—	833	541,069	541,902
Construction other	—	—	—	—	—	422,831	422,831
Construction residential	833	—	—	—	833	118,238	119,071
Residential real estate	3,787	1,821	280	7,655	13,543	2,310,324	2,323,867
Residential first lien	1,934	1,188	61	3,543	6,726	1,653,707	1,660,433
Residential junior lien/home equity	1,853	633	219	4,112	6,817	656,617	663,434
Commercial real estate	4,623	21	—	23,786	28,430	2,963,500	2,991,930
Multifamily	68	—	—	—	68	484,125	484,193
Nonowner occupied	1,941	—	—	21,111	23,052	1,794,401	1,817,453
Owner occupied	2,614	21	—	2,675	5,310	684,974	690,284
Loans to individuals	2,141	802	609	429	3,981	1,324,186	1,328,167
Automobile and recreational vehicles	1,786	586	205	355	2,932	1,241,942	1,244,874
Consumer credit cards	41	40	—	—	81	9,805	9,886
Consumer other	314	176	404	74	968	72,439	73,407
Total loans and leases	$12,854	$2,955	$1,440	$44,234	$61,483	$8,595,462	$8,656,945

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,233	$279	$355	$2,374	$4,241	$1,207,465	$1,211,706
Time and demand	1,121	270	352	2,374	4,117	1,019,707	1,023,824
Commercial credit cards	27	9	—	—	36	13,884	13,920
Equipment finance	—	—	—	—	—	79,674	79,674
Time and demand other	85	—	3	—	88	94,200	94,288
Real estate construction	502	—	—	—	502	512,599	513,101
Construction other	—	—	—	—	—	395,439	395,439
Construction residential	502	—	—	—	502	117,160	117,662
Residential real estate	3,023	1,178	811	5,683	10,695	2,183,974	2,194,669
Residential first lien	1,547	771	214	3,369	5,901	1,541,291	1,547,192
Residential junior lien/home equity	1,476	407	597	2,314	4,794	642,683	647,477
Commercial real estate	7,870	25	93	20,539	28,527	2,396,485	2,425,012
Multifamily	202	—	—	—	202	430,949	431,151
Nonowner occupied	7,547	—	92	19,575	27,214	1,483,133	1,510,347
Owner occupied	121	25	1	964	1,111	482,403	483,514
Loans to individuals	3,268	571	732	449	5,020	1,292,635	1,297,655
Automobile and recreational vehicles	2,694	368	295	361	3,718	1,206,733	1,210,451
Consumer credit cards	53	29	5	—	87	10,570	10,657
Consumer other	521	174	432	88	1,215	75,332	76,547
Total loans and leases	$15,896	$2,053	$1,991	$29,045	$48,985	$7,593,158	$7,642,143
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
At March 31, 2023 and December 31, 2022, there were no nonperforming loans held for sale. During both the three months ended March 31, 2023 and 2022, there were no gains recognized on the sale of nonperforming loans.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of March 31, 2023 and December 31, 2022. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position. The increase in nonperforming loans is primarily a result of $14.9 million in loans acquired from Centric, offset by the removal of $6.4 million in accruing troubled debt restructurings ("TDR's"). The TDR's were eliminated as a result of our adoption of ASU 2022-02, Financial Instruments Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). This standard was adopted on January 1, 2023 and eliminates the accounting guidance for TDR's while enhancing disclosure requirements for loan modifications for borrowers experiencing financial difficulty.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2023			December 31, 2022
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$1,808	$10,187		$3,141	$9,555
Time and demand	1,607	9,978		3,141	9,555
Equipment finance	201	209		—	—
Time and demand other	—	—		—	—
Real estate construction	—	—		—	—
Construction other	—	—		—	—
Construction residential	—	—		—	—
Residential real estate	6,419	8,312		9,145	11,010
Residential first lien	3,543	4,633		5,754	6,848
Residential junior lien/home equity	2,876	3,679		3,391	4,162
Commercial real estate	22,689	25,685		21,505	24,119
Multifamily	—	—		—	—
Nonowner occupied	20,938	23,063		20,155	22,565
Owner occupied	1,751	2,622		1,350	1,554
Loans to individuals	429	470		528	563
Automobile and recreational vehicles	355	396		440	475
Consumer other	74	74		88	88
Subtotal	31,345	44,654		34,319	45,247
With an allowance recorded:
Commercial, financial, agricultural and other	10,556	13,881	$9,071	1,168	1,186	$711
Time and demand	10,556	13,881	9,071	1,168	1,186	711
Equipment finance	—	—	—	—	—	—
Time and demand other	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Construction other	—	—	—	—	—	—
Construction residential	—	—	—	—	—	—
Residential real estate	1,237	1,406	103	—	—	—
Residential first lien	—	—	—	—	—	—
Residential junior lien/home equity	1,237	1,406	103	—	—	—
Commercial real estate	1,096	1,103	588	—	—	—
Multifamily	—	—	—	—	—	—
Nonowner occupied	173	212	172	—	—	—
Owner occupied	923	891	416	—	—	—
Loans to individuals	—	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Subtotal	12,889	16,390	9,762	1,168	1,186	711
Total	$44,234	$61,044	$9,762	$35,487	$46,433	$711

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31,
	2023		2022
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$1,693	$—	$3,561	$29
Time and demand	1,455	—	3,561	29
Equipment finance	238	—	—	—
Time and demand other	—	—	—	—
Real estate construction	—	—	—	—
Construction other	—	—	—	—
Construction residential	—	—	—	—
Residential real estate	6,069	20	9,201	84
Residential first lien	3,437	20	5,197	62
Residential junior lien/home equity	2,632	—	4,004	22
Commercial real estate	21,974	—	24,312	13
Multifamily	—	—	—	—
Nonowner occupied	20,487	—	22,714	9
Owner occupied	1,487	—	1,598	4
Loans to individuals	432	—	435	4
Automobile and recreational vehicles	356	—	350	4
Consumer other	76	—	85	—
Subtotal	30,168	20	37,509	130
With an allowance recorded:
Commercial, financial, agricultural and other	7,445	—	384	6
Time and demand	7,445	—	384	6
Equipment finance	—	—	—	—
Time and demand other	—	—	—	—
Real estate construction	—	—	—	—
Construction other	—	—	—	—
Construction residential	—	—	—	—
Residential real estate	824	—	—	—
Residential first lien	—	—	—	—
Residential junior lien/home equity	824	—	—	—
Commercial real estate	711	—	416	—
Multifamily	—	—	416	—
Nonowner occupied	115	—	—	—
Owner occupied	596	—	—	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	8,980	—	800	6
Total	$39,148	$20	$38,309	$136
Unfunded commitments related to nonperforming loans were $0.2 million at both March 31, 2023 and December 31, 2022. After consideration of the requirements to draw and available collateral related to these commitments, it was determined that no reserve was required at March 31, 2023 and December 31, 2022.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 on January 1, 2023 on a prospective basis. Disclosures for years prior to adoption continue to reflect TDR's as nonperforming loans and include TDR disclosures required under the previous guidance. Upon adoption of this guidance, the Company no longer establishes a specific reserve for modifications to borrowers experiencing financial difficulty. Instead, these modifications are included in their respective loan segment and an allowance is determined by a loss given default and probability of default methodology.
Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal forgiveness, other- than-insignificant payment delay, term extensions or any combination thereof.
The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty:

	For the Three Months Ended March 31, 2023
	Rate Reduction	Term Extension	Principal Forgiveness	Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Residential real estate	$25	$—	$—	$—	$25	—%
Residential first lien	25	—	—	—	25	—
Total	$25	$—	$—	$—	$25	—%
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	For the Three Months Ended March 31, 2023
	Rate Reduction	Term Extension	Principal Forgiveness	Payment Deferral
	(dollars in thousands)
Residential real estate	(2.25)%	0	$—	—
Residential first lien	(2.25)	0	—	—
Total	(2.25)%	0	$—	—
A modification is considered to be in default when the loan is 90 days or more past due. For the three months ended March 31, 2023, there were no modified loans that were considered to be in default. The following table shows the payment status of loans that have been modified on or after January 1, 2023, the date we adopted ASU 2022-02:

	March 31, 2023
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Total
	(dollars in thousands)
Residential real estate	$25	$—	$—	$—	$25
Residential first lien	25	—	—	—	25
Total loans and leases	$25	$—	$—	$—	$25
Troubled Debt Restructurings Disclosures Prior to Adoption of ASU 2022-02
Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the financial difficulties experienced by the borrower, who could not obtain comparable terms from alternative financing sources. Troubled debt restructured loans are considered to be nonperforming loans.

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
The troubled debt restructurings included in the above tables are also included in the nonperforming loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the three months ended March 31, 2022, $10 thousand of total rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. The changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the three months ended March 31:

	2022
	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	1	$17
Residential first lien	1	17
Total	1	$17

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Three Months Ended March 31, 2023
	Beginning balance	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$22,650	$15,949	$(663)	$159	$4,473	$42,568
Time and demand	20,040	15,949	(255)	116	3,615	39,465
Commercial credit cards	335	—	(26)	2	20	331
Equipment finance	1,086	—	(45)	—	420	1,461
Time and demand other	1,189	—	(337)	41	418	1,311
Real estate construction	8,822	287	—	—	(1,160)	7,949
Construction other	6,360	227	—	—	(696)	5,891
Construction residential	2,462	60	—	—	(464)	2,058
Residential real estate	21,412	527	(79)	38	875	22,773
Residential first lien	14,822	197	(16)	26	795	15,824
Residential junior lien/home equity	6,590	330	(63)	12	80	6,949
Commercial real estate	28,804	5,313	—	42	5,218	39,377
Multifamily	4,726	234	—	—	581	5,541
Nonowner occupied	16,426	2,739	—	38	2,349	21,552
Owner occupied	7,652	2,340	—	4	2,288	12,284
Loans to individuals	21,218	3	(1,141)	471	667	21,218
Automobile and recreational vehicles	18,819	3	(802)	390	603	19,013
Consumer credit cards	412	—	(66)	17	5	368
Consumer other	1,987	—	(273)	64	59	1,837
Total loans and leases	$102,906	$22,079	$(1,883)	$710	$10,073	$133,885
a) The provision expense (credit) shown here includes the day 1 provision on non-PCD loans acquired from Centric and excludes the provision for off-balance sheet credit exposure included in the income statement.

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
a) The provision expense (credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

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

	March 31, 2023	December 31, 2022
Balance sheet:
Operating lease asset classified as premises and equipment	$52,177	$40,747
Operating lease liability classified as other liabilities	56,622	45,149

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,494	$1,216

Weighted average lease term, in years	13.59	13.72
Weighted average discount rate	3.54%	3.19%
Operating cash flows	$12,478	$1,164
In the above table, the increase in the ROU asset and lease liability at March 31, 2023 compared to December 31, 2022, is primarily a result of leases assumed as part of the Centric acquisition.
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2023 were as follows (dollars in thousands):

For the twelve months ended:
March 31, 2024	$4,630
March 31, 2025	6,074
March 31, 2026	5,885
March 31, 2027	5,519
March 31, 2028	5,301
Thereafter	45,400
Total future minimum lease payments	72,809
Less remaining imputed interest	16,187
Operating lease liability	$56,622

Note 10 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at March 31, 2023 and December 31, 2022, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
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
FASB ASC Topic 825, “Financial Instruments” ("Topic 825"), permits entities to irrevocably elect to measure select financial instruments and certain other items at fair value. The unrealized gains and losses are required to be included in earnings each reporting period for the items that fair value measurement is elected. First Commonwealth has elected not to measure any existing financial instruments at fair value under Topic 825; however, in the future we may elect to adopt this guidance for select financial instruments.

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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
March 31, 2023
Other Investments	$6,170		Carrying Value	N/A	N/A
Nonperforming Loans	277	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$3.00 - $3.00 (b)
				Oil per BBL/d	$80.00 - $80.00 (b)
Limited Partnership Investments	24,422		Par Value	N/A	N/A
December 31, 2022
Other Investments	$1,170		Carrying Value	N/A	N/A
Nonperforming Loans	363	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$3.00 - $3.00 (b)
				Oil per BBL/d	$80.00 - $80.00 (b)
Limited Partnership Investments	17,691		Par Value	N/A	N/A

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
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$3,896	$—	$3,896
Mortgage-Backed Securities - Commercial	—	269,883	—	269,883
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	440,243	—	440,243
Mortgage-Backed Securities - Commercial	—	—	—	—
Other Government-Sponsored Enterprises	—	893	—	893
Obligations of States and Political Subdivisions	—	8,405	—	8,405
Corporate Securities	—	27,293	—	27,293
Total Securities Available for Sale	—	750,613	—	750,613
Other Investments	—	30,030	6,170	36,200
Loans Held for Sale	—	11,050	—	11,050
Other Assets(a)	—	34,302	24,422	58,724
Total Assets	$—	$825,995	$30,592	$856,587
Other Liabilities(a)	$—	$67,268	$—	$67,268
Total Liabilities	$—	$67,268	$—	$67,268
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$3,983	$—	$3,983
Mortgage-Backed Securities - Commercial	—	271,416	—	271,416
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	448,989	—	448,989
Other Government-Sponsored Enterprises	—	882	—	882
Obligations of States and Political Subdivisions	—	8,187	—	8,187
Corporate Securities	—	29,204	—	29,204
Total Securities Available for Sale	—	762,661	—	762,661
Other Investments	—	25,244	1,170	26,414
Loans Held for Sale	—	11,869	—	11,869
Other Assets(a)	—	50,738	17,691	68,429
Total Assets	$—	$850,512	$18,861	$869,373
Other Liabilities(a)	$—	$89,298	$—	$89,298
Total Liabilities	$—	$89,298	$—	$89,298
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments
For the three months ended March 31, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2023
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,170	$17,691	$18,861
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	5,000	6,882	11,882
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(151)	(151)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$6,170	$24,422	$30,592

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
During the three months ended March 31, 2023 and 2022, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at March 31, 2023 and 2022.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at the dates shown below:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$25,806	$8,666	$34,472
Other real estate owned	—	466	—	466
Total Assets	$—	$26,272	$8,666	$34,938

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$23,140	$11,636	$34,776
Other real estate owned	—	553	—	553
Total Assets	$—	$23,693	$11,636	$35,329
The following gains (losses) were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Nonperforming loans	$230	$(171)
Other real estate owned	—	(54)
Total losses	$230	$(225)
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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned, determined using an internal valuation, is classified as Level 3. Other real estate owned has a current carrying value of $0.4 million as of March 31, 2023 and consists of five residential real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2023.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million at both March 31, 2023 and December 31, 2022. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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
The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	March 31, 2023
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$113,692	$113,692	$113,692	$—	$—
Interest-bearing deposits	282,110	282,110	282,110	—	—
Securities available for sale	750,613	750,613	—	750,613	—
Securities held to maturity	451,278	381,741	—	381,741	—
Other investments	36,200	36,200	—	30,030	6,170
Loans held for sale	11,050	11,050	—	11,050	—
Loans	8,656,945	8,514,685	—	25,806	8,488,879
Financial liabilities
Deposits	9,234,948	9,223,482	—	9,223,482	—
Short-term borrowings	278,978	272,601	—	272,601	—
Subordinated debt	177,558	156,402	—	—	156,402
Long-term debt	4,679	4,651	—	4,651	—
Capital lease obligation	5,294	5,294	—	5,294	—

	December 31, 2022
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$124,254	$124,254	$124,254	$—	$—
Interest-bearing deposits	29,990	29,990	29,990	—	—
Securities available for sale	762,661	762,661	—	762,661	—
Securities held to maturity	461,162	386,205	—	386,205	—
Other investments	26,414	26,414	—	25,244	1,170
Loans held for sale	11,869	11,869	—	11,869	—
Loans	7,642,143	7,639,721	—	23,140	7,616,581
Financial liabilities
Deposits	8,005,469	7,992,012	—	7,992,012	—
Short-term borrowings	372,694	363,135	—	363,135	—
Subordinated debt	170,937	156,621	—	—	156,621
Long-term debt	4,862	4,781	—	4,781	—
Capital lease obligation	5,425	5,425	—	5,425	—

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
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income. For the three months ended March 31, 2023, there was a negative impact of $4.2 million on net interest income as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," or "Interest and fees on loans", the same line items in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at March 31, 2023, and changes in the fair value attributed to hedge ineffectiveness were not material.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three months ended March 31, 2023 was an increase of $0.3 million.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At March 31, 2023, the underlying funded mortgage loan commitments had a carrying value of $3.8 million and a fair value of $3.9 million, while the underlying unfunded mortgage loan commitments had a notional amount of $13.9 million. At December 31, 2022, the underlying funded mortgage loan commitments had a carrying value of $4.3 million and a fair value of $4.0 million, while the underlying unfunded mortgage loan commitments had a notional amount of $12.0 million. The interest rate lock commitments increased other noninterest income by $0.1 million for the three months ended March 31, 2023.
In addition, based on customer activity, a small amount of interest income on loans may be exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and from time to time borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company may enter into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other operating expense" in the unaudited Consolidated Statements of Income. At March 31, 2023 and December 31, 2022, there were no foreign exchange contracts outstanding and there was no impact to other noninterest expense for the three months ended March 31, 2023.

The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(117)	$(27)
Notional amount:
Interest rate derivatives	813,543	816,745
Interest rate caps	15,257	15,340
Interest rate collars	35,354	35,354
Risk participation agreements	227,647	256,043
Sold credit protection on risk participation agreements	(100,349)	(100,741)
Interest rate options	13,887	12,009
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(32,789)	(38,596)
Notional amount	570,000	570,000
Interest rate forwards:
Fair value adjustment	(60)	63
Notional amount	16,000	16,000
Foreign exchange forwards:
Fair value adjustment	—	—
Notional amount	—	—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income", "Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Non-hedging interest rate derivatives
(Decrease) increase in other income	$239	$(848)
Hedging interest rate derivatives
(Decrease) increase in interest and fees on loans	(4,758)	755
(Decrease) increase in interest from subordinated debentures	(560)	224
Hedging interest rate forwards
Increase (decrease) in other income	123	(865)
Hedging foreign exchange forwards
Increase in other expense	—	1

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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill at March 31, 2023 and December 31, 2022 was $360.4 million and $303.3 million, respectively. The $57.1 million increase in goodwill during the three months ended March 31, 2023 is the result of the Centric acquisition. No impairment charges on goodwill or other intangible assets were incurred in 2023 or 2022.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of March 31, 2023, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Subordinated Debentures
Subordinated debentures outstanding are as follows:

			March 31, 2023	December 31, 2022
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	4.875% until June 1, 2023, then 3-Month LIBOR + 1.845%	$49,523	$49,499
First Commonwealth Bank	2033	5.50% until June 1, 2028, then 3-Month LIBOR + 2.37%	49,288	49,271
First Commonwealth Financial Corp	2031	4.50% until March 29, 2026, then Prime + 1.00%	6,580	—
First Commonwealth Capital Trust II	2034	3-Month LIBOR + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	2034	3-Month LIBOR + 2.85%	41,238	41,238
Total			$177,558	$170,937
With the acquisition of Centric, First Commonwealth acquired a ten-year subordinated note with a principal balance of $6.0 million. The rate remains fixed at 4.50% until March 29, 2026, then adjusts quarterly to Prime + 1.00%. The Bank may redeem the notes, beginning with the interest payment due on March 29, 2026, in whole or in part at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. A fair value premium of $0.6 million was recognized in connection with the acquisition.
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
Noninterest revenue streams in-scope of Topic 606 are discussed below:
Trust Income
Trust income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon a tiered scale of market value of the assets under management at month-end. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Optional services such as financial planning or tax return preparation services are also available to trust customers. The Company’s performance obligation for these transactional-based services is generally satisfied and related revenue recognized at a point in time. Payment is received shortly after services are rendered.
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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $1.0 million and $0.9 million in commission expense as of March 31, 2023 and 2022, respectively.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$2,486	$2,713
Service charges on deposit accounts	4,918	4,615
Insurance and retail brokerage commissions	2,552	2,272
Card-related interchange income	6,829	6,490
Gain on sale of other loans and assets	61	43
Other income	1,069	975
Noninterest Income (in-scope of Topic 606)	17,915	17,108
Noninterest Income (out-of-scope of Topic 606)	5,048	6,868
Total Noninterest Income	$22,963	$23,976
Note 16 Subsequent Event
On April 24, 2023, the Board of Directors authorized an increase of $25.0 million to the existing share repurchase program of the Company's common stock. Management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in a manner that is intended to comply with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. First Commonwealth may suspend or discontinue the program at any time.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three months ended March 31, 2023 and 2022, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
•Unexpected outflows of uninsured deposits.
•The effect of changes in laws and regulations, including with respect to capital, and liquidity requirements, which may become more stringent in light of recent market events, may adversely affect our financial condition or results of operations.
•Factors that can impact the performance of our loan portfolio, including changes in real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions.
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
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles (“GAAP”), First Commonwealth management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully taxable equivalent basis. We believe these non-GAAP financial measures provide information that is useful to investors in understanding our underlying operational performance and our business and performance trends as they facilitate comparison with the performance of others in the financial services industry. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 55 for the three months ended March 31, 2023 and 2022.

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

	For the Three Months Ended March 31,
	2023	2022
	(dollars in thousands, except per share data)
Net Income	$30,224	$27,726
Per Share Data:
Basic Earnings per Share	$0.30	$0.29
Diluted Earnings per Share	0.30	0.29
Cash Dividends Declared per Common Share	0.120	0.115
Average Balance:
Total assets	$10,488,908	$9,524,578
Total equity	1,161,054	1,107,415
End of Period Balance:
Net loans and leases (1)	$8,534,110	$6,871,430
Total assets	11,113,752	9,642,124
Total deposits	9,234,948	8,171,847
Total equity	1,225,014	1,067,619
Key Ratios:
Return on average assets	1.17%	1.18%
Return on average equity	10.56%	10.15%
Dividends payout ratio	40.00%	39.66%
Average equity to average assets ratio	11.07%	11.63%
Net interest margin	4.01%	3.19%
Net loans to deposits ratio	92.41%	84.09%
(1) Includes loans held for sale.

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Net Income
For the three months ended March 31, 2023, First Commonwealth had net income of $30.2 million, or $0.30 diluted earnings per share, compared to net income of $27.7 million, or $0.29 diluted earnings per share, in the three months ended March 31, 2022. The increase in net income was primarily the result of a $26.2 million increase in net interest income and a $4.6 million decrease in provision for credit losses, excluding the $10.7 million in provision expense related to the day 1 CECL adjustment on non-PCD loans acquired in the Centric acquisition. Partially offsetting these positive changes was a $15.7 million increase in noninterest expense.
For the three months ended March 31, 2023, the Company’s return on average equity was 10.56% and its return on average assets was 1.17%, compared to 10.15% and 1.18%, respectively, for the three months ended March 31, 2022.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $94.7 million in the first three months of 2023, compared to $68.4 million for the same period in 2022. The increase in net interest income can be attributed to growth in earning assets and a 153 basis point increase in the yield on interest-earning assets offset by a 105 basis point increase in the cost of interest-bearing liabilities. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 80.4% and 74.0% for the three months ended March 31, 2023 and 2022, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The net interest margin on a fully taxable equivalent basis was 4.01% for the three months ended March 31, 2023 and 3.19% for the three months ended March 31, 2022. The net interest margin is affected by changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 4.86% for the three months ended March 31, 2023, an increase of 153 basis points compared to the 3.33% yield for the same period in 2022. This change is largely due to a higher loan portfolio yield, which improved by 147 basis points when compared to the three months ended March 31, 2022. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased 253 basis points largely due to the Federal Reserve increasing short term interest rates by 450 basis points since March 31, 2022. Additionally, five basis points of the increase in the yield on interest-earnings assets can be attributed to the recognition of $1.1 million in accretion of the purchase accounting marks recognized as a result of the Centric acquisition.

The investment portfolio yield increased 32 basis points in comparison to the prior year as new volume rates were higher than the portfolio yield. The average investment portfolio balance decreased $291.6 million as maturities and runoff funded loan growth. Interest-bearing deposits with banks, which decreased from $284.4 million in 2022 to $46.3 million in 2023 increased the yield on earning assets by 1 basis points for the three months ended March 31, 2023 as its yield increased 431 basis points.
The cost of interest-bearing liabilities increased to 1.27% for the three months ended March 31, 2023, from 0.22% for the same period in 2022. The cost of interest-bearing deposits increased 99 basis points and short-term borrowings increased 358 basis points in comparison to the same period last year. The increase in cost of interest-bearing deposits can be attributed to higher market interest rates and changes in the mix of deposits as customers moved funds to take advantage of the increased rates. Comparing the three months ended March 31, 2023 with the comparable period in 2022, average time deposits increased $307.7 million, or 82.2%, while the cost of these deposits increased 205 basis points. Contributing to average growth in time deposits was an average of $54.0 million acquired as part of the Centric acquisition. Other interest-bearing deposits increased on average $331.7 million, or 6.7%, compared to the three months ended March 31, 2022 and the cost of these deposits increased 84 basis points. Average growth in other-interest bearing deposits attributable to the Centric acquisition totaled $251.0 million.
For the three months ended March 31, 2023, changes in rates positively impacted net interest income by $14.7 million when compared with the same period in 2022. The higher yield on interest-earning assets impacted net interest income by $31.6 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $16.8 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $11.5 million for the three months ended March 31, 2023, as compared to the same period in 2022. Higher levels of interest-earning assets resulted in an increase of $11.8 million in interest income, and changes in the volume and mix of interest-bearing liabilities increased interest expense by $0.3 million. Average earning assets for the three months ended March 31, 2023 increased $878.2 million, or 10.1%, compared to the same period in 2022. Average loans for the comparable period increased $1.4 billion, or 20.4%.
Net interest income also benefited from a $84.2 million increase in average net free funds at March 31, 2023 as compared to March 31, 2022. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $33.3 million, or 1.3%, in noninterest-bearing demand deposit average balances.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended March 31:

	2023	2022
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$114,589	$71,244
Adjustment to fully taxable equivalent basis	305	253
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	114,894	71,497
Interest expense	20,231	3,072
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$94,663	$68,425

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended March 31:

	2023			2022
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$46,304	$510	4.47%	$284,367	$111	0.16%
Tax-free investment securities	21,983	148	2.73	24,430	160	2.66
Taxable investment securities	1,211,190	6,294	2.11	1,500,334	6,613	1.79
Loans and leases, net of unearned income (b)(c)	8,301,449	107,942	5.27	6,893,628	64,613	3.80
Total interest-earning assets	9,580,926	114,894	4.86	8,702,759	71,497	3.33
Noninterest-earning assets:
Cash	112,157			114,672
Allowance for credit losses	(123,672)			(93,645)
Other assets	919,497			800,792
Total noninterest-earning assets	907,982			821,819
Total Assets	$10,488,908			$9,524,578
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,848,228	$3,732	0.82%	$1,551,979	$100	0.03%
Savings deposits (d)	3,463,858	7,853	0.92	3,428,411	449	0.05
Time deposits	682,144	3,933	2.34	374,484	264	0.29
Short-term borrowings	266,932	2,401	3.65	115,544	21	0.07
Long-term debt	185,367	2,312	5.06	182,119	2,238	4.98
Total interest-bearing liabilities	6,446,529	20,231	1.27	5,652,537	3,072	0.22
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,678,849			2,645,551
Other liabilities	202,476			119,075
Shareholders’ equity	1,161,054			1,107,415
Total Noninterest-Bearing Funding Sources	4,042,379			3,872,041
Total Liabilities and Shareholders’ Equity	$10,488,908			$9,524,578
Net Interest Income and Net Yield on Interest-Earning Assets		$94,663	4.01%		$68,425	3.19%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended March 31, 2023 and 2022.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended March 31, 2023 compared with March 31, 2022:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$399	$(94)	$493
Tax-free investment securities	(12)	(16)	4
Taxable investment securities	(319)	(1,276)	957
Loans and leases	43,329	13,191	30,138
Total interest income (b)	43,397	11,805	31,592
Interest-bearing liabilities:
Interest-bearing demand deposits	3,632	22	3,610
Savings deposits	7,404	4	7,400
Time deposits	3,669	220	3,449
Short-term borrowings	2,380	26	2,354
Long-term debt	74	40	34
Total interest expense	17,159	312	16,847
Net interest income	$26,238	$11,493	$14,745
(a)Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of the allowance for credit losses needed for expected losses inherent in the loan portfolio and off-balance sheet commitments. The provision for credit losses is an amount added to the allowance, against which credit losses are charged.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the three months ended March 31:

	2023		2022
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$991	(170)%	$3,023	(1,511)%
Time and demand	179	(31)	3,715	(1,857)
Commercial credit cards	20	(3)	113	(56)
Equipment finance	420	(72)	31	(16)
Time and demand other	372	(64)	(836)	418
Real estate construction	(2,798)	482	710	(355)
Construction other	(1,842)	317	(103)	52
Construction residential	(956)	165	813	(407)
Residential real estate	261	(45)	4,213	(2,107)
Residential first lien	358	(62)	3,683	(1,842)
Residential junior lien/home equity	(97)	17	530	(265)
Commercial real estate	307	(53)	314	(157)
Multifamily	67	(12)	49	(25)
Nonowner occupied	238	(41)	(1,576)	788
Owner occupied	2	—	1,841	(920)
Loans to individuals	659	(114)	(8,460)	4,230
Automobile and recreational vehicles	599	(104)	(8,460)	4,230
Consumer credit cards	5	(1)	(29)	15
Consumer other	55	(9)	29	(15)
Provision for credit losses on loans and leases	$(580)	100%	$(200)	100%
Provision for credit losses - acquisition day 1 non-PCD	10,653		—
Total provision for credit losses on loans and leases	10,073		(200)
Provision for off-balance sheet credit exposure	(2,070)		2,164
Total provision for credit losses	$8,003		$1,964
Total provision expense for the three months ended March 31, 2023, increased $6.0 million compared to the three months ended March 31, 2022. This increase is a result of $10.7 million in provision expense recognized in the first quarter of 2023 as the day 1 non-PCD provision expense resulting from the Centric acquisition offset by a $4.2 million decline in the provision for off-balance sheet commitments. The negative provision for off-balance sheet commitments for the period ending March 31, 2023 was a result of lower off-balance sheet commitments related to construction loans and improvement in the economic variables considered in the calculation.
The allowance for credit losses was $133.9 million, or 1.55%, of total loans outstanding at March 31, 2023, compared to $102.9 million, or 1.35%, at December 31, 2022 and $91.2 million, or 1.31%, at March 31, 2022. Nonperforming loans as a percentage of total loans and leases decreased to 0.51% at March 31, 2023 from 0.54% as of March 31, 2022 and increased from 0.46% at December 31, 2022. The allowance to nonperforming loan ratio was 302.67%, 289.98% and 243.38% as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively.

Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at March 31, 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended March 31, 2023 and 2022 and the year-ended December 31, 2022:

	March 31, 2023	March 31, 2022	December 31, 2022
	(dollars in thousands)
Balance, beginning of period	$102,906	$92,522	$92,522
Day 1 allowance for credit loss on PCD acquired loans	22,079	—	—
Provision for credit losses - acquisition day 1 non-PCD	10,653	—	—
Loans charged off:
Commercial, financial, agricultural and other	663	475	2,361
Real estate construction	—	—	—
Residential real estate	79	139	339
Commercial real estate	—	—	2,487
Loans to individuals	1,141	1,009	4,658
Total loans charged off	1,883	1,623	9,845
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	159	80	394
Real estate construction	—	—	9
Residential real estate	38	29	187
Commercial real estate	42	14	769
Loans to individuals	471	366	1,349
Total recoveries	710	489	2,708
Net charge-offs	1,173	1,134	7,137
Provision for credit losses on loans and leases charged to expense	(580)	(200)	17,521
Balance, end of period	$133,885	$91,188	$102,906
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.06%	0.07%	0.10%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding	1.55%	1.31%	1.35%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the three months ended March 31:

	2023	2022	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,486	$2,713	$(227)	(8)%
Service charges on deposit accounts	4,918	4,615	303	7
Insurance and retail brokerage commissions	2,552	2,272	280	12
Income from bank owned life insurance	1,227	1,508	(281)	(19)
Card-related interchange income	6,829	6,490	339	5
Swap fee income	245	453	(208)	(46)
Other income	2,057	1,975	82	4
Subtotal	20,314	20,026	288	1
Net securities gains	—	2	(2)	(100)
Gain on sale of mortgage loans	652	1,282	(630)	(49)
Gain on sale of other loans and assets	2,086	2,319	(233)	(10)
Derivatives mark to market	(89)	347	(436)	(126)
Total noninterest income	$22,963	$23,976	$(1,013)	(4)%
Total noninterest income, excluding net securities gains, gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market for the three months ended March 31, 2023 increased $0.3 million, or 1%, compared to the three months ended March 31, 2022. Service charges on deposit accounts and card-related interchange income both increased $0.3 million as a result of increased customer activity. Insurance and retail brokerage commissions increased $0.3 million due to growth in annuity sales. Trust income decreased $0.2 million as a result of declines in the value of assets under management, income from bank owned life insurance decreased $0.3 million compared to the prior period primarily due to changes in market interest rates and swap fee income declined $0.2 million due to a lower volume of interest rate swaps entered into by our commercial loan customers. For the three months ended March 31, 2023, $0.1 million in non-interest income can be attributed to the Centric acquisition.
Total noninterest income decreased $1.0 million, or 4%, compared to the same period in the prior year. The most significant changes, other than the changes noted above, include a $0.6 million decrease in gain on sale of mortgage loans as a result of changes in volume and the spread received on mortgage loans sold. The mark to market adjustment on interest rate swaps entered into for our commercial loan customers decreased $0.4 million. This adjustment does not reflect a realized gain or loss on the swaps, but rather relates to changes in fair value due to movements in corporate bond spreads and swap rates. The gain on sale of other loans and assets decreased $0.2 million due to a lower volume of loans, primarily SBA loans, being sold in the first three months of 2023 compared to the same period in 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended March 31:

	2023	2022	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$34,264	$30,932	$3,332	11%
Net occupancy	5,018	4,787	231	5
Furniture and equipment	4,238	3,730	508	14
Data processing	3,404	3,188	216	7
Advertising and promotion	1,663	1,226	437	36
Pennsylvania shares tax	1,252	1,005	247	25
Intangible amortization	1,147	862	285	33
Other professional fees and services	1,591	1,221	370	30
FDIC insurance	1,417	698	719	103
Other operating	8,062	7,400	662	9
Subtotal	62,056	55,049	7,007	13
Loss on sale or write-down of assets	41	75	(34)	(45)
Merger and acquisition related	8,541	—	8,541	N/A
Litigation and operational losses	743	600	143	24
Total noninterest expense	$71,381	$55,724	$15,657	28%
Noninterest expense increased $15.7 million, or 28%, for the three months ended March 31, 2023 compared to the same period in 2022. Contributing to the increase in expense in 2023 is $8.5 million in merger-related expenses associated with the Centric acquisition. Additionally, salaries and employee benefits increased $3.3 million primarily due to the number of full time equivalent employees, which increased from 1,432 at March 31, 2022 to 1,536 at March 31, 2023, largely due to the Centric acquisition. Additionally, increases in net occupancy, furniture and equipment and intangible amortization all reflected increases as a result of Centric. Data processing costs increased $0.2 million due to continued investment in our digital banking and other product offerings. Contributing to the increase in other operating expenses were several expense categories, including, travel, interview and placement, telephone and operational losses, none of which were individually significant.
FDIC insurance increased $0.7 million due to both the impact of Centric as well as a 2 basis point increase in the FDIC deposit insurance assessment rate which began in the first quarterly assessment period of 2023. The assessment rate increase is estimated to increase the Company's annual FDIC assessment by approximately $1.7 million.
Income Tax
The provision for income taxes increased $1.0 million for the three months ended March 31, 2023, compared to the corresponding period in 2022, due to the increase in income before income taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended March 31, 2023 and 2022.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an effective tax rate of 20.3% and 19.5% for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, our deferred tax assets totaled $69.7 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first three months of 2023, the maturity and redemption of investment securities provided $66.2 million in liquidity. These funds contributed to the liquidity used to originate loans, purchase investment securities and fund depositor withdrawals.
The following represents our expanded sources of liquidity as of March 31, 2023:

	Total Available	Amount Used	Outstanding Letters of Credit	Net Available
	(dollars in thousands)
Internal liquidity sources
Unencumbered securities	$601,100	$—	$—	$601,100
Other (excess pledged)	43,700	—	—	43,700
External liquidity sources
FHLB advances	2,041,633	204,679	666,800	1,170,154
FRB borrowings	1,081,368	—	—	1,081,368
Lines with other financial institutions	180,000	—	—	180,000
Brokered deposits (1)	1,108,551	18,730	—	1,089,821
Total liquidity	$5,056,352	$223,409	$666,800	$4,166,143
(1) Reflects internal policy limit. Maximum capacity with CDARs is $1.7 billion.
The brokered deposits included in the table above are a result of our participation in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of March 31, 2023, the outstanding balance of $18.7 million carried an average weighted rate of 3.20% and an average original term of 215 days. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
Liquidity available through the Federal Reserve is a result of the FRB Borrower-in-Custody of Collateral program, which enables us to take certain loans that are not being used as collateral at the FHLB and pledge them as collateral for borrowings at the FRB.
During the first quarter of 2023, the Company increased its liquidity by purchasing $519.0 million in letters of credit from the FHLB of Pittsburgh, which were then used to secure public deposits. This resulted in a similar amount of previously pledged securities becoming unencumbered. Additionally, new short-term borrowings in the amount of $250.0 million were entered into in order to provide additional on-balance sheet liquidity.
First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$2,698,225	$2,670,508
Interest-bearing demand deposits(a)	547,015	357,769
Savings deposits(a)	5,127,037	4,572,183
Time deposits	862,671	405,009
Total	$9,234,948	$8,005,469
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

During the first three months of 2023, total deposits increased $1.2 billion, of which $757.0 million were acquired as part of the Centric acquisition. Interest-bearing demand and savings deposits increased $744.1 million, noninterest-bearing demand deposits increased $27.7 million and time deposits increased $457.7 million.
The estimated total of uninsured deposits was $2.5 billion at March 31, 2023 and $2.1 billion at December 31, 2022. Additionally, $1.0 billion of uninsured deposits are secured by pledged investment securities or letters of credit. Uninsured amounts are estimated based on known account relationships for each depositor and insurance guidelines provided by the FDIC.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.76 at both March 31, 2023 and December 31, 2022. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
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
The following is the gap analysis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,508,121	$396,766	$684,053	$4,588,940	$2,977,254	$1,025,209
Investments	43,472	38,671	76,338	158,481	442,624	719,901
Other interest-earning assets	282,037	—	—	282,037	—	—
Total interest-sensitive assets (ISA)	3,833,630	435,437	760,391	5,029,458	3,419,878	1,745,110
Certificates of deposit	80,552	87,288	346,430	514,270	347,659	974
Other deposits	5,674,052	—	—	5,674,052	—	—
Borrowings	407,928	204	409	408,541	3,271	50,590
Total interest-sensitive liabilities (ISL)	6,162,532	87,492	346,839	6,596,863	350,930	51,564
Gap	$(2,328,902)	$347,945	$413,552	$(1,567,405)	$3,068,948	$1,693,546
ISA/ISL	0.62	4.98	2.19	0.76	9.75	33.84
Gap/Total assets	20.95%	3.13%	3.72%	14.10%	27.61%	15.24%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	December 31, 2022
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

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2023 ($)	$(14,089)	$(6,584)	$7,008	$13,374
March 31, 2023 (%)	(3.41)%	(1.59)%	1.70%	3.24%

December 31, 2022 ($)	$(11,973)	$(5,486)	$5,902	$11,413
December 31, 2022 (%)	(3.12)%	(1.43)%	1.54%	2.98%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2023 ($)	$(51,158)	$(23,531)	$22,066	$42,563
March 31, 2023 (%)	(12.38)%	(5.70)%	5.34%	10.30%

December 31, 2022 ($)	$(45,361)	$(20,166)	$18,626	$36,011
December 31, 2022 (%)	(11.83)%	(5.26)%	4.86%	9.39%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the three months ended March 31, 2023 and 2022, the cost of our interest-bearing liabilities averaged 1.27% and 0.22%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.86% and 3.33%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $8.2 million at March 31, 2023 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
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
Nonperforming loans and leases, including loans held for sale, increased $8.7 million to $44.2 million at March 31, 2023, compared to $35.5 million at December 31, 2022. The increase in nonperforming loans is primarily a result of $14.9 million in loans acquired from Centric, offset by the removal of $6.4 million in accruing TDR's. The TDR's were eliminated as a result of our adoption of ASU 2022-02. The adoption of this guidance was effective January 1, 2023.
The allowance for credit losses as a percentage of nonperforming loans was 302.67% as of March 31, 2023, compared to 289.98% at December 31, 2022, and 243.38% at March 31, 2022. The amount of individually assessed reserves included in the allowance for nonperforming loans and leases was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $14.7 million and general reserves of $112.1 million as of March 31, 2023. Specific reserves increased $14.0 million from December 31, 2022, and $14.4 million from March 31, 2022 as a result of individually analyzed PCD loans acquired from Centric.
Criticized loans totaled $189.9 million at March 31, 2023 and represented 2% of the loan portfolio. The level of criticized loans increased as of March 31, 2023 when compared to December 31, 2022, by $57.0 million, or 43%. Classified loans totaled $77.0 million at March 31, 2023 compared to $44.4 million at December 31, 2022, an increase of $32.5 million, or 73%. The increase in criticized loans is the result of PCD loans acquired as part of the Centric acquisition.
The allowance for credit losses was $133.9 million at March 31, 2023, or 1.55% of total loans and leases outstanding, compared to 1.35% reported at December 31, 2022, and 1.31% at March 31, 2022. General reserves, or the portion of the allowance related to loans that were not specifically evaluated, as a percentage of performing loans were 1.38% at March 31, 2023 compared to 1.34% at December 31, 2022 and 1.31% at March 31, 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measurements:

	March 31,				December 31, 2022
	2023		2022
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$44,234		$20,490		$20,193
Troubled debt restructured loans on nonaccrual basis			10,090		8,852
Troubled debt restructured loans on accrual basis			6,887		6,442
Total nonperforming loans	$44,234		$37,467		$35,487
Loans past due 30 to 90 days and still accruing	$15,809		$22,692		$17,949
Loans past due in excess of 90 days and still accruing	$1,440		$1,921		$1,991
Other real estate owned	$424		$667		$534
Loans held for sale at end of period	$11,050		$10,506		$11,869
Portfolio loans and leases outstanding at end of period	$8,656,945		$6,952,112		$7,642,143
Average loans and leases outstanding	$8,301,449	(a)	$6,893,628	(a)	$7,172,624	(b)
Nonperforming loans as a percentage of total loans and leases	0.51%		0.54%		0.46%
Provision for credit losses on loans and leases	$(580)	(a)	$(200)	(a)	$17,521	(b)
Provision for credit losses - acquisition day 1 non-PCD	$10,653		$—		$—
Allowance for credit losses	$133,885		$91,188		$102,906
Net charge-offs	$1,173	(a)	$1,134	(a)	$7,137	(b)
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.06%		0.07%		0.10%
Provision for credit losses as a percentage of net charge-offs (e)	(49.45)%	(a)	(17.64)%	(a)	245.50%	(b)
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (c)	1.55%		1.31%		1.35%
Allowance for credit losses as a percentage of nonperforming loans (d)	302.67%		243.38%		289.98%
(a)For the three-month period ended.
(b)For the twelve-month period ended.
(c)Does not include loans held for sale.
(d)Does not include nonperforming loans held for sale.
(e)Does not include provision for credit losses on loans and leases - acquisition day 1 non-PCD
The following tables show the outstanding balances of our loan and lease portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	March 31, 2023				December 31, 2022
	Originated	Acquired (1)	Total	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,226,466	$244,613	$1,471,079	17%	$1,211,706	16%
Real estate construction	460,787	81,115	541,902	6	513,101	7
Residential real estate	2,235,351	88,516	2,323,867	27	2,194,669	29
Commercial real estate	2,458,810	533,120	2,991,930	35	2,425,012	31
Loans to individuals	1,327,504	663	1,328,167	15	1,297,655	17
Total loans and leases, net of unearned income	$7,708,918	$948,027	$8,656,945	100%	$7,642,143	100%
(1) Includes loans acquired as part of the Centric acquisition plus day 1 gross up of PCD loans.
During the three months ended March 31, 2023, originated loans and leases increased $66.8 million, or 0.9%, compared to balances outstanding at December 31, 2022. As provided in the table above, the acquisition of Centric accounted for $948.0 million of loan growth during the first quarter of 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Excluding the impact of Centric, real estate construction loans decreased $52.3 million, or 10.2%, due to the completion of commercial real estate projects. Residential real estate grew $40.7 million, or 1.9%, primarily due to originations of closed-end 1-4 family mortgage loans. Commercial real estate loans increased $33.8 million, or 1.4%, primarily due to growth in loans secured by nonresidential property due in part to the completion of several construction projects. Loans to individuals increased $29.8 million, or 2.3%, primarily due to growth in the indirect auto and recreational vehicle portfolio. Commercial, financial, agricultural and other loans increased $14.8 million, as a result of $29.5 million in growth in the equipment finance portfolio.
As indicated in the table below, commercial real estate and commercial, financial and agricultural and other loans represent a significant portion of the nonperforming loans as of March 31, 2023.

	For the Three Months Ended March 31, 2023			As of March 31, 2023
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$504	42.97%	0.03%	$12,364	27.95%	0.14%
Real estate construction	—	—	—	—	—	—
Residential real estate	41	3.49	—	7,656	17.31	0.09
Commercial real estate	(42)	(3.58)	—	23,785	53.77	0.28
Loans to individuals	670	57.12	0.03	429	0.97	—
Total loans and leases, net of unearned income	$1,173	100.00%	0.06%	$44,234	100.00%	0.51%
Net charge-offs for the three months ended March 31, 2023 totaled $1.2 million, compared to $1.1 million for the three months ended March 31, 2022. The most significant charge-offs during the three months ended March 31, 2023 included $0.7 million related to loans to individuals, primarily indirect auto loans and personal credit lines. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At March 31, 2023, shareholders’ equity was $1.2 billion, an increase of $172.9 million from December 31, 2022. The increase was primarily the result of $141.4 million in stock issued as part of the Centric acquisition, $30.2 million in net income and a $13.1 million increase in the fair value of available for sale investments and interest rate swaps, which are reflected in the Other Comprehensive Income component of capital. Other items impacting capital include increases due to $2.3 million in treasury stock sales, offset by $12.4 million of dividends paid to shareholders and $1.7 million of common stock repurchases. Cash dividends declared per common share were $0.120 for the three months ended March 31, 2023.
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
In March 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the pandemic. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). The Company adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at March 31, 2023 for both First Commonwealth and First Commonwealth Bank would have continued to be greater than the amounts needed to be considered “well capitalized”, as the transition provided a capital benefit of approximately 9 to 12 basis points.
As of March 31, 2023, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,254,691	13.82%	$953,010	10.50%	$907,629	10.00%
First Commonwealth Bank	1,198,565	13.23	951,248	10.50	905,951	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,046,925	11.53%	$771,485	8.50%	$726,103	8.00%
First Commonwealth Bank	990,799	10.94	770,058	8.50	724,760	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$1,046,925	10.22%	$409,915	4.00%	$512,393	5.00%
First Commonwealth Bank	990,799	9.69	408,975	4.00	511,219	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$976,925	10.76%	$635,340	7.00%	$589,959	6.50%
First Commonwealth Bank	990,799	10.94	634,165	7.00	588,868	6.50
On April 24, 2023, First Commonwealth Financial Corporation declared a quarterly dividend of $0.125 per share payable on May 19, 2023 to shareholders of record as of May 5, 2023. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
In October 2021, a share repurchase program was authorized by the Board of Directors for up to an additional $25.0 million in shares of the Company's common stock. As of March 31, 2023, 1,392,361 common shares had been repurchased under this program at an average price of $13.92 per share. On April 24, 2023, the Board of Directors authorized a $25 million increase in the share repurchase program.
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

PART II – OTHER INFORMATION
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

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, except for the following risk factor.
Risks Related to Recent Events Impacting the Financial Services Industry

Recent events impacting the financial services industry, including the failure of Silicon Valley Bank and                  Signature Bank, have resulted in decreased confidence in banks among some consumer and commercial depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These recent events have, and could continue to have, an adverse impact on the market price and volatility of the Company’s common stock.

These recent events may also result in potentially adverse changes to laws or regulations governing banks and         bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. Inability to access short-term funding, loss of client deposits or changes in our credit ratings could increase the cost of funding, limit access to capital markets or negatively impact our overall liquidity or capitalization. We may be impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which can cause substantial and cascading disruption within the financial markets and increased expenses. The cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On October 26, 2021, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock with a $25 million increase in October of 2022. The following table details the amount of shares repurchased under this program in the first quarter of 2023:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
January 31, 2023	—	$—	—	2,099,514
February 28, 2023	—	—	—	1,929,035
March 31, 2023	21,342	13.58	21,342	2,461,312
Total	21,342	$13.58	21,342

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $14.71 at January 31, 2023, $16.01 at February 28, 2023 and $12.43 at March 31, 2023.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable

ITEM 5.    OTHER INFORMATION
    None

ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	2023 Annual Incentive Plan	Filed herewith

10.2	2023-2025 Long-Term Incentive Plan	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements. Note that XBRL tags are embedded within the document.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: May 10, 2023	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: May 10, 2023	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer