Form 10-Q
period 2023-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2023-08-09
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of August 7, 2023, was 102,406,215.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2023	December 31, 2022
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$123,095	$124,254
Interest-bearing bank deposits	325,774	29,990
Securities available for sale, at fair value	738,109	762,661
Securities held to maturity, at amortized cost (Fair value of $364,615 and $386,205 at June 30, 2023 and December 31, 2022, respectively)	439,922	461,162
Other investments	46,394	26,414
Loans held for sale	16,300	11,869
Loans and leases:
Portfolio loans and leases	8,799,836	7,642,143
Allowance for credit losses	(133,546)	(102,906)
Net loans and leases	8,666,290	7,539,237
Premises and equipment, net	124,246	115,106
Other real estate owned	324	534
Goodwill	363,715	303,328
Amortizing intangibles, net	24,736	9,205
Bank owned life insurance	227,293	222,651
Other assets	222,406	199,255
Total assets	$11,318,604	$9,805,666
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,624,344	$2,670,508
Interest-bearing	6,521,934	5,334,961
Total deposits	9,146,278	8,005,469
Short-term borrowings	542,839	372,694
Subordinated debentures	177,619	170,937
Other long-term debt	4,495	4,862
Capital lease obligation	5,162	5,425
Total long-term debt	187,276	181,224
Other liabilities	209,792	194,205
Total liabilities	10,086,185	8,753,592
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 123,603,380 and 113,914,902 shares issued at June 30, 2023 and December 31, 2022, respectively, and 102,444,915 and 93,376,314 shares outstanding at June 30, 2023 and December 31, 2022, respectively	123,603	113,915
Additional paid-in capital	630,246	497,431
Retained earnings	822,619	774,863
Accumulated other comprehensive loss, net	(138,551)	(137,692)
Treasury stock (21,158,465 and 20,538,588 shares at June 30, 2023 and December 31, 2022, respectively)	(205,498)	(196,443)
Total shareholders’ equity	1,232,419	1,052,074
Total liabilities and shareholders’ equity	$11,318,604	$9,805,666

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$120,694	$69,515	$228,362	$133,909
Interest and dividends on investments:
Taxable interest	5,634	6,286	11,423	12,764
Interest exempt from federal income taxes	114	120	231	246
Dividends	782	149	1,287	284
Interest on bank deposits	4,043	658	4,553	769
Total interest income	131,267	76,728	245,856	147,972
Interest Expense
Interest on deposits	25,901	797	41,419	1,610
Interest on short-term borrowings	5,193	18	7,594	39
Interest on subordinated debentures	2,254	2,143	4,468	4,272
Interest on other long-term debt	44	51	89	103
Interest on lease obligations	51	57	104	114
Total interest expense	33,443	3,066	53,674	6,138
Net Interest Income	97,824	73,662	192,182	141,834
Provision for credit losses	2,790	4,099	140	6,063
Provision for credit losses - acquisition day 1 non-PCD	—	—	10,653	—
Net Interest Income after Provision for Credit Losses	95,034	69,563	181,389	135,771
Noninterest Income
Net securities gains	—	—	—	2
Trust income	2,532	2,573	5,018	5,286
Service charges on deposit accounts	5,324	4,886	10,242	9,501
Insurance and retail brokerage commissions	2,314	2,486	4,866	4,758
Income from bank owned life insurance	1,195	1,383	2,422	2,891
Gain on sale of mortgage loans	1,253	1,561	1,905	2,843
Gain on sale of other loans and assets	1,891	1,099	3,977	3,418
Card-related interchange income	7,372	7,137	14,201	13,627
Derivatives mark to market	81	42	(8)	389
Swap fee income	332	1,154	577	1,607
Other income	2,229	2,188	4,286	4,163
Total noninterest income	24,523	24,509	47,486	48,485
Noninterest Expense
Salaries and employee benefits	36,735	30,949	70,999	61,881
Net occupancy	4,784	4,170	9,802	8,957
Furniture and equipment	4,284	3,857	8,522	7,587
Data processing	3,763	3,470	7,167	6,658
Advertising and promotion	1,327	1,434	2,990	2,660
Pennsylvania shares tax	1,173	913	2,425	1,918
Intangible amortization	1,282	862	2,429	1,724
Other professional fees and services	1,182	1,197	2,773	2,418
FDIC insurance	1,277	702	2,694	1,400
Loss on sale or write-down of assets	6	86	47	161
Litigation and operational losses	894	629	1,637	1,229
Merger and acquisition related	(60)	—	8,481	—
Other operating	9,296	7,410	17,358	14,810
Total noninterest expense	65,943	55,679	137,324	111,403
Income Before Income Taxes	53,614	38,393	91,551	72,853
Income tax provision	10,833	7,639	18,546	14,373
Net Income	$42,781	$30,754	$73,005	$58,480

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(dollars in thousands, except share data)
Average Shares Outstanding	102,530,052	94,020,240	101,056,432	94,049,308
Average Shares Outstanding Assuming Dilution	102,760,266	94,245,770	101,281,899	94,273,808
Per Share Data: Basic Earnings per Share	$0.42	$0.33	$0.72	$0.62
Diluted Earnings per Share	$0.42	$0.33	$0.72	$0.62
Cash Dividends Declared per Common Share	$0.125	$0.120	$0.245	$0.235

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net Income	$42,781	$30,754	$73,005	$58,480
Other comprehensive loss, before tax benefit:
Unrealized holding losses on securities arising during the period	(14,116)	(31,794)	(3,761)	(89,045)
Less: reclassification adjustment for gains on securities included in net income	—	—	—	(2)
Unrealized holding (losses) gains on derivatives arising during the period	(3,581)	(4,745)	2,225	(22,671)
Total other comprehensive loss, before tax benefit	(17,697)	(36,539)	(1,536)	(111,718)
Income tax benefit related to items of other comprehensive loss	3,716	7,674	677	23,461
Total other comprehensive loss	(13,981)	(28,865)	(859)	(88,257)
Comprehensive Income (Loss)	$28,800	$1,889	$72,146	$(29,777)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2022	93,376,314	$113,915	$497,431	$774,863	$(137,692)	$(196,443)	$1,052,074
Net income				73,005			73,005
Other comprehensive loss					(859)		(859)
Cash dividends declared ($0.245 per share)				(25,249)			(25,249)
Treasury stock acquired	(877,212)					(10,889)	(10,889)
Treasury stock reissued	163,950		660	—		1,551	2,211
Restricted stock	93,385	—	488	—		283	771
Common stock issued	9,688,478	9,688	131,667				141,355
Balance at June 30, 2023	102,444,915	$123,603	$630,246	$822,619	$(138,551)	$(205,498)	$1,232,419

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2021	94,233,152	$113,915	$496,121	$691,260	$(8,768)	$(183,156)	$1,109,372
Net income				58,480			58,480
Other comprehensive loss					(88,257)		(88,257)
Cash dividends declared ($0.235 per share)				(22,167)			(22,167)
Treasury stock acquired	(805,921)					(11,145)	(11,145)
Treasury stock reissued	174,989		580	—		1,612	2,192
Restricted stock	102,900	—	730	—		(47)	683
Balance at June 30, 2022	93,705,120	$113,915	$497,431	$727,573	$(97,025)	$(192,736)	$1,049,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at March 31, 2023	103,193,127	$123,603	$630,196	$792,720	$(124,570)	$(196,935)	$1,225,014
Net income				42,781			42,781
Other comprehensive loss					(13,981)		(13,981)
Cash dividends declared ($0.125 per share)				(12,882)			(12,882)
Treasury stock acquired	(768,100)					(9,157)	(9,157)
Treasury stock reissued	20,538		50	—		195	245
Restricted stock	(650)	—	—	—		399	399
Balance at June 30, 2023	102,444,915	$123,603	$630,246	$822,619	$(138,551)	$(205,498)	$1,232,419

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at March 31, 2022	94,299,039	$113,915	$496,627	$708,149	$(68,160)	$(182,912)	$1,067,619
Net income				30,754			30,754
Other comprehensive loss					(28,865)		(28,865)
Cash dividends declared ($0.120 per share)				(11,330)			(11,330)
Treasury stock acquired	(715,307)					(9,657)	(9,657)
Treasury stock reissued	17,738		81	—		164	245
Restricted stock	103,650	—	723	—		(331)	392
Balance at June 30, 2022	93,705,120	$113,915	$497,431	$727,573	$(97,025)	$(192,736)	$1,049,158
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Operating Activities	(dollars in thousands)
Net income	$73,005	$58,480
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,793	6,063
Deferred tax expense	3,535	1,240
Depreciation and amortization	1,895	5,159
Net gains on securities and other assets	(5,521)	(6,730)
Net amortization of premiums and discounts on securities	725	1,131
Income from increase in cash surrender value of bank owned life insurance	(2,386)	(2,891)
(Increase) decrease in interest receivable	(91)	747
Mortgage loans originated for sale	(83,788)	(106,160)
Proceeds from sale of mortgage loans	80,749	109,533
Increase in interest payable	2,063	119
Decrease in income taxes payable	(2,206)	(7,587)
Other-net	7,568	1,265
Net cash provided by operating activities	86,341	60,369
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	21,154	48,863
Purchases	(200)	(200)
Transactions with securities available for sale:
Proceeds from sales	30,686	—
Proceeds from maturities and redemptions	48,521	88,001
Purchases	(24,555)	—
Purchases of FHLB stock	(45,719)	(1,321)
Proceeds from the redemption of FHLB stock	38,397	494
Proceeds from bank owned life insurance	2,246	3,058
Proceeds from sale of loans	63,839	36,159
Proceeds from sale of other assets	1,472	3,168
Net cash received from business acquisition	14,492	—
Net increase in loans and leases	(274,082)	(315,444)
Purchases of premises and equipment and other assets	(13,219)	(7,360)
Net cash used in investing activities	(136,968)	(144,582)
Financing Activities
Net decrease in other short-term borrowings	(2,590)	(49,392)
Net increase in deposits	384,365	71,073
Repayments of other long-term debt	(367)	(352)
Repayments of capital lease obligation	(263)	(246)
Dividends paid	(25,249)	(22,167)
Proceeds from reissuance of treasury stock	245	245
Purchase of treasury stock	(10,889)	(10,520)
Net cash provided by (used in) financing activities	345,252	(11,359)
Net increase (decrease) in cash and cash equivalents	294,625	(95,572)
Cash and cash equivalents at January 1	154,244	395,372
Cash and cash equivalents at June 30	$448,869	$299,800

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
The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year of 2023. These interim financial statements should be read in conjunction with First Commonwealth’s 2022 Annual Report on Form 10-K.
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
The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the Centric acquisition (dollars in thousands):

Consideration paid
Cash paid to shareholders - fractional shares	$1
Shares issued to shareholders (9,688,478 shares)	141,355
Total consideration paid		$141,356
Fair value of assets acquired
Cash and due from banks	14,492
Investment securities	34,302
FHLB stock	7,658
Loans	923,555
Premises and equipment	12,123
Core deposit intangible	16,671
Bank owned life insurance	4,502
Other assets	17,391
Total assets acquired	1,030,694
Fair value of liabilities assumed
Deposits	757,003
Borrowings	186,716
Other liabilities	6,006
Total liabilities assumed	949,725
Total fair value of identifiable net assets		80,969
Goodwill		$60,387

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company determined that this acquisition constitutes a business combination and therefore was accounted for using the acquisition method of accounting. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired, liabilities assumed and consideration paid at fair value. The $60.4 million excess of the consideration paid over the fair value of assets acquired was recorded as goodwill and is not amortizable or deductible for tax purposes. The amount of goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with Centric.
The fair value of the 9,688,478 common shares issued was determined based on the $14.59 closing market price of the Company's common shares on the acquisition date, January 31, 2023.
During the three-months ended June 30, 2023, valuations were finalized for provisional amounts related to loan credit marks and a supplemental executive retirement plan liability ("SERP"). The credit marks were previously considered provisional due to the availability of data required to assess the borrowers cash flow and collateral position. After receiving additional historical financial information and meeting with the borrowers a $5.1 million decrease in fair value and increase in the allowance for credit losses was recognized. Receipt of a third party valuation for the SERP liability decreased the fair value of the liability by $0.07 million. There was no income statement impact related to the loan mark adjustment. The SERP adjustment resulted in a $34 thousand increase in SERP expense during the second quarter of 2023. As of June 30, 2023, the accounting for the business combination is considered complete.
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
Loans - The estimated fair value of loans were based on a discounted cash flow methodology applied on a pooled basis for non- purchased credit-deteriorated ("non-PCD") loans and on an individual basis for purchased credit-deteriorated ("PCD") loans. The valuation considered underlying characteristics including loan type, term, rate, payment schedule and credit rating. Other factors included assumptions related to prepayments, probability of default and loss given default. The discount rates applied were based on a build-up approach considering the funding mix, servicing costs, liquidity premium and factors related to performance risk.
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
A day 1 allowance for credit losses on non-PCD loans of $10.7 million was recorded through the provision for credit losses within the Consolidated Statements of Income. At the date of acquisition, of the $979.5 million of loans acquired from Centric, $304.7 million, or 31.1%, of Centric's loan portfolio, was accounted for as PCD loans as of February 1, 2023.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides details related to the fair value of acquired PCD loans as of February 1, 2023.

	Unpaid Principal Balance	PCD Allowance for Credit Loss at Acquisition	(Discount) Premium on Acquired Loans	Fair Value of PCD Loans at Acquisition
	(dollars in thousands)
Commercial, financial, agricultural and other	$84,095	$(19,417)	$117	$64,795
Time and demand	84,095	(19,417)	117	64,795
Real estate construction	29,947	(287)	(479)	29,181
Construction other	16,978	(227)	(179)	16,572
Construction residential	12,969	(60)	(300)	12,609
Residential real estate	16,564	(527)	(496)	15,541
Residential first lien	13,740	(197)	(264)	13,279
Residential junior lien/home equity	2,824	(330)	(232)	2,262
Commercial real estate	174,002	(6,971)	(6,073)	160,958
Multifamily	13,169	(234)	(1,413)	11,522
Nonowner occupied	97,324	(2,739)	(1,902)	92,683
Owner occupied	63,509	(3,998)	(2,758)	56,753
Loans to individuals	62	(3)	(3)	56
Automobile and recreational vehicles	62	(3)	(3)	56
Total loans and leases	$304,670	$(27,205)	$(6,934)	$270,531

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides details related to the fair value and Day 1 provision related to the acquired non-PCD loans as of February 1, 2023.

	Unpaid Principal Balance	(Discount) premium on acquired loans	Fair Value of Non-PCD Loans at Acquisition	Day 1 Provision for Credit Losses - Non-PCD Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$167,606	$(5,451)	$162,155	$3,482
Time and demand	165,878	(5,342)	160,536	3,436
Equipment finance	4	—	4	—
Time and demand other	1,724	(109)	1,615	46
Real estate construction	52,773	(1,126)	51,647	1,638
Construction other	34,801	(971)	33,830	1,146
Construction residential	17,972	(155)	17,817	492
Residential real estate	75,041	(2,593)	72,448	614
Residential first lien	53,612	(1,981)	51,631	437
Residential junior lien/home equity	21,429	(612)	20,817	177
Commercial real estate	378,777	(12,607)	366,170	4,911
Multifamily	45,475	(1,203)	44,272	514
Nonowner occupied	182,793	(5,660)	177,133	2,111
Owner occupied	150,509	(5,744)	144,765	2,286
Loans to individuals	640	(36)	604	8
Automobile and recreational vehicles	449	(25)	424	4
Consumer other	191	(11)	180	4
Total loans and leases	$674,837	$(21,813)	$653,024	$10,653
The following table presents the change in goodwill during the period (dollars in thousands):

For the Six Months Ended June 30, 2023
Goodwill at December 31, 2022	$303,328
Goodwill from Centric acquisition	60,387
Goodwill at June 30, 2023	$363,715
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

	For the Six Months Ended June 30,
	2023			2022
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized losses on securities:
Unrealized holding losses on securities arising during the period	$(3,761)	$1,144	$(2,617)	$(89,045)	$18,700	$(70,345)
Reclassification adjustment for gains on securities included in net income	—	—	—	(2)	—	(2)
Total unrealized losses on securities	(3,761)	1,144	(2,617)	(89,047)	18,700	(70,347)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	2,225	(467)	1,758	(22,671)	4,761	(17,910)
Total unrealized gains (losses) on derivatives	2,225	(467)	1,758	(22,671)	4,761	(17,910)
Total other comprehensive loss	$(1,536)	$677	$(859)	$(111,718)	$23,461	$(88,257)

	For the Three Months Ended June 30,
	2023			2022
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized losses on securities:
Unrealized holding losses on securities arising during the period	$(14,116)	$2,964	$(11,152)	$(31,794)	$6,677	$(25,117)
Reclassification adjustment for losses on securities included in net income	—	—	—	—	—	—
Total unrealized losses on securities	(14,116)	2,964	(11,152)	(31,794)	6,677	(25,117)
Unrealized losses on derivatives:
Unrealized holding losses on derivatives arising during the period	(3,581)	752	(2,829)	(4,745)	997	(3,748)
Total unrealized losses on derivatives	(3,581)	752	(2,829)	(4,745)	997	(3,748)
Total other comprehensive loss	$(17,697)	$3,716	$(13,981)	$(36,539)	$7,674	$(28,865)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the six months ended June 30:

	2023				2022
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(107,471)	$268	$(30,489)	$(137,692)	$(3,317)	$95	$(5,546)	$(8,768)
Other comprehensive loss before reclassification adjustment	(2,617)	—	1,758	(859)	(70,345)	—	(17,910)	(88,255)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	—	(2)	—	—	(2)
Net other comprehensive loss during the period	(2,617)	—	1,758	(859)	(70,347)	—	(17,910)	(88,257)
Balance at June 30	$(110,088)	$268	$(28,731)	$(138,551)	$(73,664)	$95	$(23,456)	$(97,025)

The following table details the change in components of OCI for the three months ended June 30:

	2023				2022
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at March 31	$(98,936)	$268	$(25,902)	$(124,570)	$(48,547)	$95	$(19,708)	$(68,160)
Other comprehensive loss before reclassification adjustment	(11,152)	—	(2,829)	(13,981)	(25,117)	—	(3,748)	(28,865)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	—	—	—	—	—
Net other comprehensive loss during the period	(11,152)	—	(2,829)	(13,981)	(25,117)	—	(3,748)	(28,865)
Balance at June 30	$(110,088)	$268	$(28,731)	$(138,551)	$(73,664)	$95	$(23,456)	$(97,025)
Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the six months ended June 30:

	2023	2022
	(dollars in thousands)
Cash paid during the period for:
Interest	$52,038	$5,946
Income taxes	16,924	16,621
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	1,443	1,313
Loans transferred from held to maturity to held for sale	60,611	31,519
Loans transferred from available for sale to held to maturity	(519)	—
Gross decrease in market value adjustment to securities available for sale	(3,761)	(89,046)
Gross increase (decrease) in market value adjustment to derivatives	2,225	(22,671)
Increase in limited partnership investment unfunded commitment	3,350	—
Noncash treasury stock reissuance	1,966	1,947
Net assets acquired through acquisition	66,477	—
Unsettled treasury stock repurchases	—	625

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average common shares issued	123,603,380	113,914,902	121,944,027	113,914,902
Average treasury stock shares	(20,824,677)	(19,666,599)	(20,659,899)	(19,660,488)
Average deferred compensation shares	(55,859)	(55,713)	(55,840)	(55,698)
Average unearned non-vested shares	(192,792)	(172,350)	(171,856)	(149,408)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	102,530,052	94,020,240	101,056,432	94,049,308
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	173,818	169,779	169,071	168,749
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	56,396	55,751	56,396	55,751
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	102,760,266	94,245,770	101,281,899	94,273,808
Per Share Data:
Basic Earnings per Share	$0.42	$0.33	$0.72	$0.62
Diluted Earnings per Share	$0.42	$0.33	$0.72	$0.62
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the six months ended June 30, because to do so would have been antidilutive.

	2023			2022
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	139,684	$12.77	$16.43	117,684	$13.72	$16.43
Restricted Stock Units	28,769	$17.53	$17.53	64,785	$16.56	$21.08

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
The following table identifies the notional amount of those instruments at the date shown below:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,576,168	$2,356,539
Financial standby letters of credit	19,190	18,417
Performance standby letters of credit	14,625	12,853
Commercial letters of credit	876	573

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notional amounts outstanding as of June 30, 2023 include amounts issued in 2023 of $0.5 million in performance standby letters of credit and $0.3 million in financial standby letters of credit. There were no commercial letters of credit issued in 2023. A liability of $0.1 million has been recorded as of both June 30, 2023 and December 31, 2022, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $7.8 million and $10.0 million as of June 30, 2023 and December 31, 2022, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans as well as estimated utilization for each loan category.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2023, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	June 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,851	$23	$(167)	$3,707	$4,127	$37	$(181)	$3,983
Mortgage-Backed Securities – Commercial	337,197	—	(57,545)	279,652	324,306	—	(52,890)	271,416
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	496,213	34	(77,025)	419,222	527,777	59	(78,847)	448,989
Other Government-Sponsored Enterprises	1,000	—	(117)	883	1,000	—	(118)	882
Obligations of States and Political Subdivisions	9,231	—	(1,217)	8,014	9,482	—	(1,295)	8,187
Corporate Securities	30,417	—	(3,786)	26,631	32,010	179	(2,985)	29,204
Total Securities Available for Sale	$877,909	$57	$(139,857)	$738,109	$898,702	$275	$(136,316)	$762,661

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2023, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$6,253	$6,179
Due after 1 but within 5 years	2,386	2,233
Due after 5 but within 10 years	32,009	27,116
Due after 10 years	—	—
	40,648	35,528
Mortgage-Backed Securities (a)	837,261	702,581
Total Debt Securities	$877,909	$738,109

(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $341.0 million and a fair value of $283.4 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $496.2 million and a fair value of $419.2 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

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
Securities available for sale with an estimated fair value of $406.6 million and $626.7 million were pledged as of June 30, 2023 and December 31, 2022, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	June 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$1,819	$—	$(201)	$1,618	$2,008	$—	$(224)	$1,784
Mortgage-Backed Securities- Commercial	72,274	—	(15,641)	56,633	75,229	—	(14,196)	61,033
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	312,326	—	(52,201)	260,125	329,267	—	(53,002)	276,265
Mortgage-Backed Securities – Commercial	3,497	—	(80)	3,417	4,794	—	(129)	4,665
Other Government-Sponsored Enterprises	22,381	—	(4,362)	18,019	22,221	—	(4,501)	17,720
Obligations of States and Political Subdivisions	26,625	—	(2,772)	23,853	26,643	—	(2,865)	23,778
Debt Securities Issued by Foreign Governments	1,000	—	(50)	950	1,000	—	(40)	960
Total Securities Held to Maturity	$439,922	$—	$(75,307)	$364,615	$461,162	$—	$(74,957)	$386,205
The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$1,145	$1,140
Due after 1 but within 5 years	11,814	11,181
Due after 5 but within 10 years	36,484	30,071
Due after 10 years	563	430
	50,006	42,822
Mortgage-Backed Securities (a)	389,916	321,793
Total Debt Securities	$439,922	$364,615
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $74.1 million and a fair value of $58.3 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $315.8 million and a fair value of $263.5 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $118.9 million and $368.8 million were pledged as of June 30, 2023 and December 31, 2022, respectively, to secure public deposits and for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2023 and December 31, 2022, our FHLB stock totaled $40.2 million and $25.2 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and six months ended June 30, 2023.
As of both June 30, 2023 and December 31, 2022, "Other investments" also includes $6.2 million and $1.2 million, respectively, in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the six-months ended June 30, 2023 and 2022, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
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
The following table presents the gross unrealized losses and estimated fair values at June 30, 2023 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$315	$(1)	$3,483	$(367)	$3,798	$(368)
Mortgage-Backed Securities – Commercial	24,199	(283)	312,085	(72,903)	336,284	(73,186)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	11,080	(546)	666,343	(128,680)	677,423	(129,226)
Mortgage-Backed Securities – Commercial	—	—	3,418	(80)	3,418	(80)
Other Government-Sponsored Enterprises	—	—	18,902	(4,479)	18,902	(4,479)
Obligations of States and Political Subdivisions	9,018	(235)	22,403	(3,754)	31,421	(3,989)
Debt Securities Issued by Foreign Governments	198	(3)	753	(47)	951	(50)
Corporate Securities	11,138	(278)	15,492	(3,508)	26,630	(3,786)
Total Securities	$55,948	$(1,346)	$1,042,879	$(213,818)	$1,098,827	$(215,164)

At June 30, 2023, fixed income securities issued by the U.S. Government and U.S. Government-sponsored enterprises comprised 96% of total unrealized losses. All unrealized losses are the result of changes in market interest rates. At June 30, 2023, there are 219 debt securities in an unrealized loss position.

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
As of June 30, 2023, our corporate securities had an amortized cost and an estimated fair value of $30.4 million and $26.6 million, respectively. As of December 31, 2022, our corporate securities had an amortized cost and estimated fair value of $32.0 million and $29.2 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were eight and six corporate securities, respectively, in an unrealized loss position as of June 30, 2023 and December 31, 2022. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the six months ended June 30, 2023 and 2022.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Consolidated Statements of Financial Condition net of deferred fees and costs, and discounts related to purchased loans. Net deferred fees were $7.4 million and $5.9 million as of June 30, 2023 and December 31, 2022, respectively, and discounts on purchased loans from acquisitions were $30.1 million and $5.4 million as of June 30, 2023 and December 31, 2022, respectively. The following table provides outstanding balances related to each of our loan types:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,501,994	$1,211,706
Time and demand	1,229,231	1,023,824
Commercial credit cards	13,119	13,920
Equipment finance	154,152	79,674
Time and demand other	105,492	94,288
Real estate construction	574,799	513,101
Construction other	474,720	395,439
Construction residential	100,079	117,662
Residential real estate	2,364,109	2,194,669
Residential first lien	1,694,744	1,547,192
Residential junior lien/home equity	669,365	647,477
Commercial real estate	3,004,962	2,425,012
Multifamily	515,875	431,151
Nonowner occupied	1,815,364	1,510,347
Owner occupied	673,723	483,514
Loans to individuals	1,353,972	1,297,655
Automobile and recreational vehicles	1,272,557	1,210,451
Consumer credit cards	9,943	10,657
Consumer other	71,472	76,547
Total loans and leases	$8,799,836	$7,642,143
First Commonwealth’s loan portfolio includes five primary loan categories. When calculating the allowance for credit losses these categories are classified into fourteen portfolio segments. The composition of loans by portfolio segment includes:
Commercial, financial, agricultural and other
Time & Demand - Consists primarily of commercial and industrial loans. This category consists of loans that are typically cash flow dependent and therefore have different risk and loss characteristics than other commercial loans. Loans in this category include revolving and term structures with fixed and variable interest rates. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and economic conditions measured by GDP. At June 30, 2023 and December 31, 2022, this category includes $2.9 million and $4.3 million in Paycheck Protection Program ("PPP") loans for small businesses. Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans.
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
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default, and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 3.52% and during the one-year forecast period it was projected to average 4.47%, with a peak of 4.83%.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	June 30, 2023
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,390,575	$69,846	$41,573	$—	$—	$111,419	$1,501,994
Time and demand	1,117,957	69,846	41,428	—	—	111,274	1,229,231
Commercial credit cards	13,119	—	—	—	—	—	13,119
Equipment finance	154,028	—	124	—	—	124	154,152
Time and demand other	105,471	—	21	—	—	21	105,492
Real estate construction	573,123	1,676	—	—	—	1,676	574,799
Construction other	473,044	1,676	—	—	—	1,676	474,720
Construction residential	100,079	—	—	—	—	—	100,079
Residential real estate	2,354,041	2,091	7,977	—	—	10,068	2,364,109
Residential first lien	1,688,793	2,091	3,860	—	—	5,951	1,694,744
Residential junior lien/home equity	665,248	—	4,117	—	—	4,117	669,365
Commercial real estate	2,921,522	57,039	26,401	—	—	83,440	3,004,962
Multifamily	515,296	470	109	—	—	579	515,875
Nonowner occupied	1,760,549	32,010	22,805	—	—	54,815	1,815,364
Owner occupied	645,677	24,559	3,487	—	—	28,046	673,723
Loans to individuals	1,353,504	—	468	—	—	468	1,353,972
Automobile and recreational vehicles	1,272,207	—	350	—	—	350	1,272,557
Consumer credit cards	9,943	—	—	—	—	—	9,943
Consumer other	71,354	—	118	—	—	118	71,472
Total loans and leases	$8,592,765	$130,652	$76,419	$—	$—	$207,071	$8,799,836

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,164,193	$35,389	$12,124	$—	$—	$47,513	$1,211,706
Time and demand	976,346	35,389	12,089	—	—	47,478	1,023,824
Commercial credit cards	13,920	—	—	—	—	—	13,920
Equipment finance	79,674	—	—	—	—	—	79,674
Time and demand other	94,253	—	35	—	—	35	94,288
Real estate construction	513,101	—	—	—	—	—	513,101
Construction other	395,439	—	—	—	—	—	395,439
Construction residential	117,662	—	—	—	—	—	117,662
Residential real estate	2,187,780	736	6,153	—	—	6,889	2,194,669
Residential first lien	1,542,854	675	3,663	—	—	4,338	1,547,192
Residential junior lien/home equity	644,926	61	2,490	—	—	2,551	647,477
Commercial real estate	2,347,000	52,291	25,721	—	—	78,012	2,425,012
Multifamily	430,613	488	50	—	—	538	431,151
Nonowner occupied	1,439,478	49,037	21,832	—	—	70,869	1,510,347
Owner occupied	476,909	2,766	3,839	—	—	6,605	483,514
Loans to individuals	1,297,206	—	449	—	—	449	1,297,655
Automobile and recreational vehicles	1,210,090	—	361	—	—	361	1,210,451
Consumer credit cards	10,657	—	—	—	—	—	10,657
Consumer other	76,459	—	88	—	—	88	76,547
Total loans and leases	$7,509,280	$88,416	$44,447	$—	$—	$132,863	$7,642,143

The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year:

	June 30, 2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Time and demand	$86,981	$222,631	$159,642	$75,577	$73,505	$87,805	$523,090	$1,229,231
Pass	86,390	208,288	141,792	64,392	61,428	81,859	473,808	1,117,957
OAEM	—	9,190	10,021	2,271	5,250	1,493	41,621	69,846
Substandard	591	5,153	7,829	8,914	6,827	4,453	7,661	41,428
Gross charge-offs	—	—	—	—	(2,312)	(522)	(3,636)	(6,470)
Gross recoveries	—	—	—	53	4	106	5	168
Commercial credit cards	—	—	—	—	—	—	13,119	13,119
Pass	—	—	—	—	—	—	13,119	13,119
Gross charge-offs	—	—	—	—	—	—	(35)	(35)
Gross recoveries	—	—	—	—	—	—	7	7

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Equipment finance	82,329	71,823	—	—	—	—	—	154,152
Pass	82,329	71,699	—	—	—	—	—	154,028
Substandard	—	124	—	—	—	—	—	124
Gross charge-offs	—	(45)	—	—	—	—	—	(45)
Gross recoveries	—	—	—	—	—	—	—	—
Time and demand other	1,954	6,458	18,254	20,143	3,368	49,337	5,978	105,492
Pass	1,954	6,458	18,254	20,143	3,368	49,316	5,978	105,471
Substandard	—	—	—	—	—	21	—	21
Gross charge-offs	—	—	—	—	—	—	(790)	(790)
Gross recoveries	—	—	—	—	—	—	79	79
Construction other	26,406	150,560	210,341	51,140	21,686	14,226	361	474,720
Pass	26,406	150,560	208,665	51,140	21,686	14,226	361	473,044
OAEM	—	—	1,676	—	—	—	—	1,676
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Construction residential	7,649	79,708	2,752	5,593	3,549	—	828	100,079
Pass	7,649	79,708	2,752	5,593	3,549	—	828	100,079
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Residential first lien	63,442	333,721	548,684	331,918	100,996	313,784	2,199	1,694,744
Pass	63,438	333,721	546,717	331,828	100,189	310,968	1,932	1,688,793
OAEM	—	—	1,556	—	127	331	77	2,091
Substandard	4	—	411	90	680	2,485	190	3,860
Gross charge-offs	—	(1)	—	(4)	(1)	(11)	—	(17)
Gross recoveries	—	—	—	—	—	43	—	43
Residential junior lien/home equity	29,270	74,900	47,459	2,031	2,777	5,983	506,945	669,365
Pass	29,270	74,900	47,459	2,031	2,715	5,907	502,966	665,248
Substandard	—	—	—	—	62	76	3,979	4,117
Gross charge-offs	—	—	—	—	—	—	(63)	(63)
Gross recoveries	—	—	—	—	—	—	28	28
Multifamily	3,346	155,372	122,015	91,119	32,161	110,074	1,788	515,875
Pass	3,346	155,372	122,015	91,119	32,161	109,495	1,788	515,296
OAEM	—	—	—	—	—	470	—	470
Substandard	—	—	—	—	—	109	—	109
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Nonowner occupied	121,605	414,983	167,587	164,734	233,055	703,777	9,623	1,815,364
Pass	121,605	414,501	167,587	156,955	231,429	658,914	9,558	1,760,549
OAEM	—	—	—	7,779	1,468	22,763	—	32,010
Substandard	—	482	—	—	158	22,100	65	22,805
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	124	—	124
Owner occupied	41,099	153,235	139,364	89,967	64,318	176,186	9,554	673,723
Pass	41,099	152,637	137,735	85,417	46,209	173,102	9,478	645,677
OAEM	—	598	1,007	3,801	17,454	1,666	33	24,559
Substandard	—	—	622	749	655	1,418	43	3,487
Gross charge-offs	—	—	—	—	—	(1,517)	—	(1,517)
Gross recoveries	—	—	—	—	—	12	—	12

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Automobile and recreational vehicles	255,446	533,069	278,997	141,368	50,595	13,082	—	1,272,557
Pass	255,446	533,069	278,957	141,226	50,490	13,019	—	1,272,207
Substandard	—	—	40	142	105	63	—	350
Gross charge-offs	—	(638)	(361)	(321)	(194)	(72)	—	(1,586)
Gross recoveries	—	111	106	212	196	77	—	702
Consumer credit cards	—	—	—	—	—	—	9,943	9,943
Pass	—	—	—	—	—	—	9,943	9,943
Gross charge-offs	—	—	—	—	—	—	(146)	(146)
Gross recoveries	—	—	—	—	—	—	47	47
Consumer other	3,454	5,453	15,024	1,964	2,236	4,175	39,166	71,472
Pass	3,454	5,453	15,024	1,964	2,209	4,171	39,079	71,354
Substandard	—	—	—	—	27	4	87	118
Gross charge-offs	—	(75)	(27)	(6)	(77)	(11)	(361)	(557)
Gross recoveries	—	49	1	5	26	32	65	178
Total loans and leases	$722,981	$2,201,913	$1,710,119	$975,554	$588,246	$1,478,429	$1,122,594	$8,799,836
Total charge-offs	—	(759)	(388)	(331)	(2,584)	(2,133)	(5,031)	(11,226)
Total recoveries	—	160	107	270	226	394	231	1,388

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
Total net charge-offs for the six months ended June 30, 2023 and 2022 were $9.8 million and $2.7 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of June 30, 2023 and December 31, 2022. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	June 30, 2023
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,680	$433	$547	$17,030	$19,690	$1,482,304	$1,501,994
Time and demand	1,452	429	546	16,907	19,334	1,209,897	1,229,231
Commercial credit cards	54	4	—	—	58	13,061	13,119
Equipment finance	169	—	—	123	292	153,860	154,152
Time and demand other	5	—	1	—	6	105,486	105,492
Real estate construction	280	—	—	—	280	574,519	574,799
Construction other	280	—	—	—	280	474,440	474,720
Construction residential	—	—	—	—	—	100,079	100,079
Residential real estate	3,287	1,299	1,350	7,502	13,438	2,350,671	2,364,109
Residential first lien	1,973	876	827	3,548	7,224	1,687,520	1,694,744
Residential junior lien/home equity	1,314	423	523	3,954	6,214	663,151	669,365
Commercial real estate	4,525	154	—	23,009	27,688	2,977,274	3,004,962
Multifamily	—	—	—	68	68	515,807	515,875
Nonowner occupied	3,945	—	—	20,649	24,594	1,790,770	1,815,364
Owner occupied	580	154	—	2,292	3,026	670,697	673,723
Loans to individuals	3,396	639	577	468	5,080	1,348,892	1,353,972
Automobile and recreational vehicles	2,956	352	328	350	3,986	1,268,571	1,272,557
Consumer credit cards	45	13	—	—	58	9,885	9,943
Consumer other	395	274	249	118	1,036	70,436	71,472
Total loans and leases	$13,168	$2,525	$2,474	$48,009	$66,176	$8,733,660	$8,799,836

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
At June 30, 2023 and December 31, 2022, there were no nonperforming loans held for sale. During both the six months ended June 30, 2023 and 2022, there were no gains recognized on the sale of nonperforming loans.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of June 30, 2023 and December 31, 2022. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position. The increase in nonperforming loans is primarily a result of $18.7 million in loans acquired from Centric, offset by the removal of $6.4 million in accruing troubled debt restructurings ("TDR's"). The TDR's were eliminated as a result of our adoption of ASU 2022-02, Financial Instruments Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). This standard was adopted on January 1, 2023 and eliminates the accounting guidance for TDR's while enhancing disclosure requirements for loan modifications for borrowers experiencing financial difficulty.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2023			December 31, 2022
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$1,878	$10,270		$3,141	$9,555
Time and demand	1,755	10,147		3,141	9,555
Equipment finance	123	123		—	—
Time and demand other	—	—		—	—
Real estate construction	—	—		—	—
Construction other	—	—		—	—
Construction residential	—	—		—	—
Residential real estate	6,266	8,071		9,145	11,010
Residential first lien	3,548	4,618		5,754	6,848
Residential junior lien/home equity	2,718	3,453		3,391	4,162
Commercial real estate	22,409	24,509		21,505	24,119
Multifamily	68	68		—	—
Nonowner occupied	20,649	22,931		20,155	22,565
Owner occupied	1,692	1,510		1,350	1,554
Loans to individuals	468	535		528	563
Automobile and recreational vehicles	350	418		440	475
Consumer other	118	117		88	88
Subtotal	31,021	43,385		34,319	45,247
With an allowance recorded:
Commercial, financial, agricultural and other	15,152	15,826	$12,404	1,168	1,186	$711
Time and demand	15,152	15,826	12,404	1,168	1,186	711
Equipment finance	—	—	—	—	—	—
Time and demand other	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Construction other	—	—	—	—	—	—
Construction residential	—	—	—	—	—	—
Residential real estate	1,236	1,406	103	—	—	—
Residential first lien	—	—	—	—	—	—
Residential junior lien/home equity	1,236	1,406	103	—	—	—
Commercial real estate	600	620	63	—	—	—
Multifamily	—	—	—	—	—	—
Nonowner occupied	—	—	—	—	—	—
Owner occupied	600	620	63	—	—	—
Loans to individuals	—	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Subtotal	16,988	17,852	12,570	1,168	1,186	711
Total	$48,009	$61,237	$12,570	$35,487	$46,433	$711

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30,
	2023		2022
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$4,444	$(10)	$3,883	$50
Time and demand	4,283	(10)	3,883	50
Equipment finance	161	—	—	—
Time and demand other	—	—	—	—
Real estate construction	—	—	—	—
Construction other	—	—	—	—
Construction residential	—	—	—	—
Residential real estate	6,190	40	8,985	141
Residential first lien	3,510	40	5,080	105
Residential junior lien/home equity	2,680	—	3,905	36
Commercial real estate	22,769	(43)	16,933	63
Multifamily	11	—	344	—
Nonowner occupied	20,565	4	14,986	52
Owner occupied	2,193	(47)	1,603	11
Loans to individuals	443	1	432	8
Automobile and recreational vehicles	355	1	361	8
Consumer other	88	—	71	—
Subtotal	33,846	(12)	30,233	262
With an allowance recorded:
Commercial, financial, agricultural and other	8,056	—	—	—
Time and demand	8,056	—	—	—
Equipment finance	—	—	—	—
Time and demand other	—	—	—	—
Real estate construction	—	—	—	—
Construction other	—	—	—	—
Construction residential	—	—	—	—
Residential real estate	1,030	—	—	—
Residential first lien	—	—	—	—
Residential junior lien/home equity	1,030	—	—	—
Commercial real estate	100	—	7,024	—
Multifamily	—	—	—	—
Nonowner occupied	—	—	7,024	—
Owner occupied	100	—	—	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	9,186	—	7,024	—
Total	$43,032	$(12)	$37,257	$262

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2023		2022
	Average recorded investment	Interest income recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$4,416	$(10)	$3,822	$27
Time and demand	4,332	(10)	3,822	27
Equipment finance	84	—	—	—
Time and demand other	—	—	—	—
Real estate construction	—	—	—	—
Construction other	—	—	—	—
Construction residential	—	—	—	—
Residential real estate	6,312	19	8,769	57
Residential first lien	3,584	19	4,963	43
Residential junior lien/home equity	2,728	—	3,806	14
Commercial real estate	22,853	(43)	16,676	49
Multifamily	23	—	273	—
Nonowner occupied	20,527	4	14,796	42
Owner occupied	2,303	(47)	1,607	7
Loans to individuals	454	1	423	5
Automobile	353	1	365	5
Consumer other	101	—	58	—
Subtotal	34,035	(33)	29,690	138
With an allowance recorded:
Commercial, financial, agricultural and other	11,445	—	—	—
Time and demand	11,445	—	—	—
Equipment finance	—	—	—	—
Time and demand other	—	—	—	—
Real estate construction	—	—	—	—
Construction other	—	—	—	—
Construction residential	—	—	—	—
Residential real estate	1,237	—	—	—
Residential first lien	—	—	—	—
Residential junior lien/home equity	1,237	—	—	—
Commercial real estate	200	—	6,510	—
Multifamily	—	—	—	—
Nonowner occupied	—	—	6,510	—
Owner occupied	200	—	—	—
Loans to individuals	—	—	—	—
Automobile	—	—	—	—
Consumer other	—	—	—	—
Subtotal	12,882	—	6,510	—
Total	$46,917	$(33)	$36,200	$138
Unfunded commitments related to nonperforming loans were $0.2 million at both June 30, 2023 and December 31, 2022. After consideration of the requirements to draw and available collateral related to these commitments, it was determined that no reserve was required for these commitments at June 30, 2023 and December 31, 2022.

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
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty:

	For the Six Months Ended June 30, 2023
	Rate Reduction	Term Extension	Principal Forgiveness	Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Residential real estate	$24	$161	$—	$244	$429	0.02%
Residential first lien	24	161	—	244	429	0.03
Total	$24	$161	$—	$244	$429	—%

	For the Three Months Ended June 30, 2023
	Rate Reduction	Term Extension	Principal Forgiveness	Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Residential real estate	$—	$161	$—	$244	$405	—%
Residential first lien	—	161	—	244	405	—
Total	$—	$161	$—	$244	$405	—%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

	For the Six Months Ended June 30, 2023
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Residential real estate	2.25%	3.1	$—	0.5
Residential first lien	2.25	3.1	—	0.5
Total	2.25%	3.1	$—	0.5

	For the Three Months Ended June 30, 2023
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Residential real estate	—%	3.1	$—	0.5
Residential first lien	—	3.1	—	0.5
Total	—%	3.1	$—	0.5

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A modification is considered to be in default when the loan is 90 days or more past due. For the six months ended June 30, 2023, there were no modified loans that were considered to be in default. The following table shows the payment status of loans that have been modified on or after January 1, 2023, the date we adopted ASU 2022-02:

	June 30, 2023
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Total
	(dollars in thousands)
Residential real estate	$429	$—	$—	$—	$429
Residential first lien	429	—	—	—	429
Total loans and leases	$429	$—	$—	$—	$429
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
The troubled debt restructurings included in the above tables are also included in the nonperforming loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the six months ended June 30, 2022, $10 thousand in rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. The changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
For the three months ended June 30, 2022, there were no loans identified as troubled debt restructurings.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the six months ended June 30, 2022.

	2022
	Number of Contracts	Recorded Investment
	(dollars in thousands)
Loans to individuals	1	$16
Automobile and recreational vehicles	1	16
Total	1	$16
For the three months ended June 30, 2022, there were no loans restructured within the past twelve months that were considered to be in default.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Six Months Ended June 30, 2023
	Beginning balance	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$22,650	$19,417	$(7,340)	$254	$6,733	$41,714
Time and demand	20,040	19,417	(6,470)	168	4,718	37,873
Commercial credit cards	335	—	(35)	7	13	320
Equipment finance	1,086	—	(45)	—	1,033	2,074
Time and demand other	1,189	—	(790)	79	969	1,447
Real estate construction	8,822	287	—	—	(1,381)	7,728
Construction other	6,360	227	—	—	(442)	6,145
Construction residential	2,462	60	—	—	(939)	1,583
Residential real estate	21,412	527	(80)	71	1,810	23,740
Residential first lien	14,822	197	(17)	43	1,518	16,563
Residential junior lien/home equity	6,590	330	(63)	28	292	7,177
Commercial real estate	28,804	6,971	(1,517)	136	4,533	38,927
Multifamily	4,726	234	—	—	815	5,775
Nonowner occupied	16,426	2,739	—	124	2,421	21,710
Owner occupied	7,652	3,998	(1,517)	12	1,297	11,442
Loans to individuals	21,218	3	(2,289)	927	1,578	21,437
Automobile and recreational vehicles	18,819	3	(1,586)	702	1,320	19,258
Consumer credit cards	412	—	(146)	47	62	375
Consumer other	1,987	—	(557)	178	196	1,804
Total loans and leases	$102,906	$27,205	$(11,226)	$1,388	$13,273	$133,546
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2023
	Beginning balance	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$42,568	$3,468	$(6,677)	$95	$2,260	$41,714
Time and demand	39,465	3,468	(6,215)	52	1,103	37,873
Commercial credit cards	331	—	(9)	5	(7)	320
Equipment finance	1,461	—	—	—	613	2,074
Time and demand other	1,311	—	(453)	38	551	1,447
Real estate construction	7,949	—	—	—	(221)	7,728
Construction other	5,891	—	—	—	254	6,145
Construction residential	2,058	—	—	—	(475)	1,583
Residential real estate	22,773	—	(1)	33	935	23,740
Residential first lien	15,824	—	(1)	17	723	16,563
Residential junior lien/home equity	6,949	—	—	16	212	7,177
Commercial real estate	39,377	1,658	(1,517)	94	(685)	38,927
Multifamily	5,541	—	—	—	234	5,775
Nonowner occupied	21,552	—	—	86	72	21,710
Owner occupied	12,284	1,658	(1,517)	8	(991)	11,442
Loans to individuals	21,218	—	(1,148)	456	911	21,437
Automobile and recreational vehicles	19,013	—	(784)	312	717	19,258
Consumer credit cards	368	—	(80)	30	57	375
Consumer other	1,837	—	(284)	114	137	1,804
Total loans and leases	$133,885	$5,126	$(9,343)	$678	$3,200	$133,546
a) The provision expense (credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2022
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$20,721	$(509)	$79	$1,698	$21,989
Time and demand	18,907	(139)	25	1,128	19,921
Commercial credit cards	342	(58)	25	78	387
Equipment finance	31	—	—	241	272
Time and demand other	1,441	(312)	29	251	1,409
Real estate construction	4,930	—	—	599	5,529
Construction other	3,175	—	—	425	3,600
Construction residential	1,755	—	—	174	1,929
Residential real estate	16,728	(5)	31	993	17,747
Residential first lien	11,125	(5)	22	718	11,860
Residential junior lien/home equity	5,603	—	9	275	5,887
Commercial real estate	33,704	(552)	5	(1,770)	31,387
Multifamily	3,610	(411)	—	356	3,555
Nonowner occupied	23,267	(141)	5	(2,178)	20,953
Owner occupied	6,827	—	—	52	6,879
Loans to individuals	15,105	(1,040)	463	2,423	16,951
Automobile and recreational vehicles	12,635	(425)	288	2,065	14,563
Consumer credit cards	382	(124)	14	40	312
Consumer other	2,088	(491)	161	318	2,076
Total loans and leases	$91,188	$(2,106)	$578	$3,943	$93,603
a) The provision expense (credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

Note 9 Leases
First Commonwealth has elected to apply certain practical expedients provided under ASU 2016-02 "Leases" (Topic 842) including (i) to not apply the requirements in the new standard to short-term leases; (ii) to not reassess the lease classification for any expired or existing lease; (iii) to account for lease and non-lease components separately; and (iv) to not reassess initial direct costs for any existing leases. The impact of this standard primarily relates to operating leases of certain real estate properties, including certain branch and ATM locations and office space. First Commonwealth has no material leasing arrangements for which it is the lessor of property or equipment.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the unaudited Consolidated Statements of Condition classification of the Company’s right of use ("ROU") assets and lease liabilities, lease costs and other lease information.

			June 30, 2023	December 31, 2022
Balance sheet:
Operating lease asset classified as premises and equipment			$46,658	$40,747
Operating lease liability classified as other liabilities			51,080	45,149

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,550	$1,252	$3,044	$2,468

Weighted average lease term, in years			13.52	14.13
Weighted average discount rate			3.50%	3.24%
Operating cash flows			$1,573	$1,183
In the above table, the increase in the ROU asset and lease liability at June 30, 2023 compared to December 31, 2022, is primarily a result of leases assumed as part of the Centric acquisition.
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2023 were as follows (dollars in thousands):

For the twelve months ended:
June 30, 2024	$3,115
June 30, 2025	5,675
June 30, 2026	5,473
June 30, 2027	5,043
June 30, 2028	4,786
Thereafter	41,362
Total future minimum lease payments	65,454
Less remaining imputed interest	14,374
Operating lease liability	$51,080

Note 10 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at June 30, 2023 and December 31, 2022, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
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
Interest rate derivatives are reported at an estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities, and consist of interest rate swaps where there is no significant deterioration in the counterparties' and/or loan customers' credit risk since origination of the interest rate swap as well as interest rate caps, interest rate collars and risk participation agreements. First Commonwealth values its interest rate swap and cap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to one year, Eurodollar futures contracts and swap rates from one year to thirty

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 12, “Derivatives.”
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
In addition, at times the Company hedges foreign currency risk through the use of foreign exchange forward contracts. The fair value of foreign exchange forward contracts is based on the differential between the contract price and the market-based forward rate.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
June 30, 2023
Other Investments	$6,182		Carrying Value	N/A	N/A
Nonperforming Loans	266	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$3.00 - $3.00 (b)
				Oil per BBL/d	$80.00 - $80.00 (b)
Limited Partnership Investments	25,011		Par Value	N/A	N/A
December 31, 2022
Other Investments	$1,170		Carrying Value	N/A	N/A
Nonperforming Loans	363	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$3.00 - $3.00 (b)
				Oil per BBL/d	$80.00 - $80.00 (b)
Limited Partnership Investments	17,691		Par Value	N/A	N/A

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
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$3,707	$—	$3,707
Mortgage-Backed Securities - Commercial	—	279,652	—	279,652
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	419,222	—	419,222
Other Government-Sponsored Enterprises	—	883	—	883
Obligations of States and Political Subdivisions	—	8,014	—	8,014
Corporate Securities	—	26,631	—	26,631
Total Securities Available for Sale	—	738,109	—	738,109
Other Investments	—	40,212	6,182	46,394
Loans Held for Sale	—	16,300	—	16,300
Other Assets(a)	—	50,805	25,011	75,816
Total Assets	$—	$845,426	$31,193	$876,619
Other Liabilities(a)	$—	$87,018	$—	$87,018
Total Liabilities	$—	$87,018	$—	$87,018
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$3,983	$—	$3,983
Mortgage-Backed Securities - Commercial	—	271,416	—	271,416
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	448,989	—	448,989
Other Government-Sponsored Enterprises	—	882	—	882
Obligations of States and Political Subdivisions	—	8,187	—	8,187
Corporate Securities	—	29,204	—	29,204
Total Securities Available for Sale	—	762,661	—	762,661
Other Investments	—	25,244	1,170	26,414
Loans Held for Sale	—	11,869	—	11,869
Other Assets(a)	—	50,738	17,691	68,429
Total Assets	$—	$850,512	$18,861	$869,373
Other Liabilities(a)	$—	$89,298	$—	$89,298
Total Liabilities	$—	$89,298	$—	$89,298
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments
For the six months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2023
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,170	$17,691	$18,861
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	5,000	7,617	12,617
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(354)	(354)
Transfers from Level 3	—	—	—
Transfers into Level 3	12	57	69
Balance, end of period	$6,182	$25,011	$31,193

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
During the six months ended June 30, 2023 and 2022, there were no transfers between fair value Levels 1, 2 or 3, however, $12 thousand in other investments and $57 thousand in other assets were transferred into Level 3 for the six months ended June 30, 2023 as a result of assets acquired in the Centric acquisition. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2023 and 2022.
For the three months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2023
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$6,182	$24,486	$30,668
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	728	728
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(203)	(203)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$6,182	$25,011	$31,193

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
During the three months ended June 30, 2023 and 2022, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2023 and 2022.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at the dates shown below:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$26,771	$8,668	$35,439
Other real estate owned	—	337	—	337
Total Assets	$—	$27,108	$8,668	$35,776

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$23,140	$11,636	$34,776
Other real estate owned	—	553	—	553
Total Assets	$—	$23,693	$11,636	$35,329
The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Nonperforming loans	$(848)	$(367)	$(500)	$(567)
Other real estate owned	—	(13)	—	(13)
Total losses	$(848)	$(380)	$(500)	$(580)
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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned, determined using an internal valuation, is classified as Level 3. Other real estate owned has a current carrying value of $0.3 million as of June 30, 2023 and consists of three residential real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2023.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million at both June 30, 2023 and December 31, 2022. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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
The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	June 30, 2023
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$123,095	$123,095	$123,095	$—	$—
Interest-bearing deposits	325,774	325,774	325,774	—	—
Securities available for sale	738,109	738,109	—	738,109	—
Securities held to maturity	439,922	364,615	—	364,615	—
Other investments	46,394	46,394	—	40,212	6,182
Loans held for sale	16,300	16,300	—	16,300	—
Loans and leases	8,799,836	8,566,743	—	26,771	8,539,972
Financial liabilities
Deposits	9,146,278	9,130,436	—	9,130,436	—
Short-term borrowings	542,839	535,875	—	535,875	—
Subordinated debt	177,619	149,932	—	—	149,932
Long-term debt	4,495	4,388	—	4,388	—
Capital lease obligation	5,162	5,162	—	5,162	—

	December 31, 2022
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$124,254	$124,254	$124,254	$—	$—
Interest-bearing deposits	29,990	29,990	29,990	—	—
Securities available for sale	762,661	762,661	—	762,661	—
Securities held to maturity	461,162	386,205	—	386,205	—
Other investments	26,414	26,414	—	25,244	1,170
Loans held for sale	11,869	11,869	—	11,869	—
Loans and leases	7,642,143	7,639,721	—	23,140	7,616,581
Financial liabilities
Deposits	8,005,469	7,992,012	—	7,992,012	—
Short-term borrowings	372,694	363,135	—	363,135	—
Subordinated debt	170,937	156,621	—	—	156,621
Long-term debt	4,862	4,781	—	4,781	—
Capital lease obligation	5,425	5,425	—	5,425	—

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
Derivatives Designated as Hedging Instruments
In August 2019, the Company entered into two interest rate swap contracts that are designated as cash flow hedges. These contracts mature on August 15, 2024 and August 15, 2026 and have notional amounts of $30.0 million and $40.0 million, respectively. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments made on subordinated debentures benchmarked to the 3-month LIBOR rate. Therefore, the interest rate swaps convert the interest rate benchmark on the first $70.0 million of 3-month LIBOR based subordinated debentures to a fixed rate. As a result of the discontinuance of the LIBOR rate on June 30, 2023, both of these swap contracts were amended to hedge exposure to the variability of the 3-month CME Term Secured Overnight Financing Rate ("SOFR"), instead of the 3-month LIBOR rate. This change is in agreement with amendments made to the interest rate on the subordinated debentures as a result of the discontinuance of LIBOR.
During 2021, the Company entered into eight interest rate swap contracts that were designated as cash flow hedges. The interest rate swaps have a total notional amount of $500.0 million: $75.0 million with an original maturity of three years, $250.0 million with an original maturity of four years and $175.0 million with an original maturity of five years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans benchmarked to the 1-month LIBOR rate. Therefore, the interest rate swaps convert the interest payments on the first $500.0 million of 1-month LIBOR based commercial loans into fixed rate payments. All of these interest rate swap contracts were amended to hedge the Company's exposure to the 3-month CME SOFR rate, which is the new benchmark rate used for the commercial loans after the discontinuance of LIBOR on June 30, 2023.
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income. For the three and six months ended June 30, 2023, there was a negative impact of $4.8 million and $9.0 million, respectively, on net interest income as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," or "Interest and fees on loans", the same line items in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at June 30, 2023, and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks the rate in with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three and six months ended June 30, 2023 was an increase of $0.1 million and $0.4 million, respectively.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At June 30, 2023, the underlying funded mortgage loan commitments had a carrying value of $7.5 million and a fair value of $7.9 million, while the underlying unfunded mortgage loan commitments had a notional amount of $33.5 million. At December 31, 2022, the underlying funded mortgage loan commitments had a carrying value of $4.3 million and a fair value of $4.0 million, while the underlying unfunded mortgage loan commitments had a notional amount of $12.0 million. The interest rate lock commitments decreased other noninterest income by $0.3 million and $0.1 million, respectively, for the three and six months ended June 30, 2023.
In addition, based on customer activity, a small amount of interest income on loans may be exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and from time to time borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company may enter into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other operating expense" in the unaudited Consolidated Statements of Income. At June 30, 2023 and December 31, 2022, there were no foreign exchange contracts outstanding and there was no impact to other noninterest expense for the three and six months ended June 30, 2023.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(35)	$(27)
Notional amount:
Interest rate derivatives	829,807	816,745
Interest rate caps	15,173	15,340
Interest rate collars	35,354	35,354
Risk participation agreements	200,932	256,043
Sold credit protection on risk participation agreements	(98,738)	(100,741)
Interest rate options	33,474	12,009
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(36,371)	(38,596)
Notional amount	570,000	570,000
Interest rate forwards:
Fair value adjustment	193	63
Notional amount	33,000	16,000
Foreign exchange forwards:
Fair value adjustment	—	—
Notional amount	—	—

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income", "Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Non-hedging interest rate derivatives
Increase (decrease) in other income	$164	$(256)	$403	$(1,104)
Hedging interest rate derivatives
(Decrease) increase in interest and fees on loans	(5,412)	(68)	(10,170)	687
(Decrease) increase in interest from subordinated debentures	(650)	94	(1,210)	318
Hedging interest rate forwards
(Decrease) increase in other income	(253)	593	(130)	(272)
Hedging foreign exchange forwards
Decrease in other expense	—	(3)	—	(2)

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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill at June 30, 2023 and December 31, 2022 was $363.7 million and $303.3 million, respectively. The $60.4 million increase in goodwill during the six months ended June 30, 2023 is the result of the Centric acquisition. No impairment charges on goodwill or other intangible assets were incurred in 2023 or 2022.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of June 30, 2023, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

Note 14 Subordinated Debentures
Subordinated debentures outstanding are as follows:

				June 30, 2023	December 31, 2022
	Due	Rate	LIBOR Replacement Rate	Amount	Amount
				(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	3-Month LIBOR + 1.845%	3-month CME Term SOFR + 0.26161%	$49,546	$49,499
First Commonwealth Bank	2033	5.50% until June 1, 2028, then 3-Month LIBOR + 2.37%	3-month CME Term SOFR + 0.26161%	49,306	49,271
First Commonwealth Financial Corp	2031	4.50% until March 29, 2026, then Prime + 1.00%	N/A - LIBOR not used	6,600	—
First Commonwealth Capital Trust II	2034	3-Month LIBOR + 2.85%	3-month CME Term SOFR + 0.26161%	30,929	30,929
First Commonwealth Capital Trust III	2034	3-Month LIBOR + 2.85%	3-month CME Term SOFR + 0.26161%	41,238	41,238
Total				$177,619	$170,937
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
On May 21, 2018, First Commonwealth issued ten-year subordinated notes with an aggregate principal amount of $50.0 million. Interest is paid quarterly at a rate of three-month LIBOR + 1.845%. As a result of the discontinuance of the LIBOR rate as an available benchmark rate on June 30, 2023, beginning with the first rate reset after June 30, 2023 the rate will adjust quarterly to the three-month CME term SOFR + 0.26161%. Subject to regulatory approval, the Bank may redeem the notes, in whole or in part at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. Deferred issuance costs of $0.9 million are being amortized on a straight-line basis over the term of the notes.
On May 21, 2018, First Commonwealth issued fifteen-year subordinated notes with an aggregate principal amount of $50.0 million and a fixed-to-floating rate of 5.50%. The rate remains fixed until June 1, 2028, then adjusts on a quarterly basis to three-month LIBOR + 2.37%. As a result of the discontinuance of the LIBOR rate, when these notes convert to a floating rate they will adjust quarterly to the three-month CME term SOFR + 0.26161%. The Bank may redeem the notes, beginning with the interest payment due on June 1, 2028, in whole or in part at a redemption price equal to 100% of the principal amount of the

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subordinated notes, plus accrued and unpaid interest to the date of redemption. Deferred issuance costs of $1.1 million are being amortized on a straight-line basis over the term of the notes.
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
Interest on the debentures issued to First Commonwealth Capital Trust III is paid quarterly at a floating rate of three-month LIBOR + 2.85% which is reset quarterly. As a result of the discontinuance of the LIBOR rate as an available benchmark rate on June 30, 2023, beginning with the first rate reset after June 30, 2023 the rate will adjust quarterly to the three-month CME term SOFR + 0.26161%. Subject to regulatory approval, First Commonwealth may redeem the debentures, in whole or in part, at its option on any interest payment date at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption. Deferred issuance costs of $0.6 million are being amortized on a straight-line basis over the term of the securities.
Interest on the debentures issued to First Commonwealth Capital Trust II is paid quarterly at a floating rate of three-month LIBOR + 2.85%, which is reset quarterly. As a result of the discontinuance of the LIBOR rate as an available benchmark rate on June 30, 2023, beginning with the first rate reset after June 30, 2023 the rate will adjust quarterly to the three-month CME term SOFR + 0.26161%. Subject to regulatory approval, First Commonwealth may redeem the debentures, in whole or in part, at its option at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption. Deferred issuance costs of $0.5 million are being amortized on a straight-line basis over the term of the securities.
In order to reduce its exposure to variability in expected future cash flows related to interest payments on First Commonwealth Capital Trust II and III, the Company entered into two interest rate swap contracts that are designated as cash flow hedges. These contracts fix the index rate based portion of the interest rate on Capital Trust II at 1.515% until August 15, 2024 and on Capital Trust III at 1.525% until August 15, 2026. Additional information related to these cash flow hedges can be found in Note 12- "Derivatives".
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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $2.1 million and $2.0 million in commission expense as of June 30, 2023 and 2022, respectively.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$2,532	$2,573	$5,018	$5,286
Service charges on deposit accounts	5,324	4,886	10,242	9,501
Insurance and retail brokerage commissions	2,314	2,486	4,866	4,758
Card-related interchange income	7,372	7,137	14,201	13,627
Gain on sale of other loans and assets	105	310	166	353
Other income	1,067	1,098	2,136	2,073
Noninterest Income (in-scope of Topic 606)	18,714	18,490	36,629	35,598
Noninterest Income (out-of-scope of Topic 606)	5,809	6,019	10,857	12,887
Total Noninterest Income	$24,523	$24,509	$47,486	$48,485

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and six months ended June 30, 2023 and 2022, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 62 and 70, respectively, for the six and three months ended June 30, 2023 and 2022.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share data)
Net Income	$42,781	$30,754	$73,005	$58,480
Per Share Data:
Basic Earnings per Share	$0.42	$0.33	$0.72	$0.62
Diluted Earnings per Share	0.42	0.33	0.72	0.62
Cash Dividends Declared per Common Share	0.125	0.120	0.245	0.235
Average Balance:
Total assets	$11,156,913	$9,600,469	$10,824,756	$9,562,733
Total equity	1,234,834	1,063,850	1,198,147	1,085,512
End of Period Balance:
Net loans and leases (1)			$8,682,590	$7,039,027
Total assets			11,318,604	9,526,427
Total deposits			9,146,278	8,053,545
Total equity			1,232,419	1,049,158
Key Ratios:
Return on average assets	1.54%	1.28%	1.36%	1.23%
Return on average equity	13.90%	11.60%	12.29%	10.86%
Dividends payout ratio	29.76%	36.36%	34.03%	37.90%
Average equity to average assets ratio	11.07%	11.08%	11.07%	11.35%
Net interest margin	3.85%	3.38%	3.93%	3.29%
Net loans to deposits ratio			94.93%	87.40%
(1) Includes loans held for sale.

Results of Operations
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net Income
For the six months ended June 30, 2023, First Commonwealth had net income of $73.0 million, or $0.72 diluted earnings per share, compared to net income of $58.5 million, or $0.62 diluted earnings per share, in the six months ended June 30, 2022. The increase in net income was primarily the result of a $50.3 million increase in net interest income and a $5.9 million decrease in provision for credit losses, excluding the $10.7 million in provision expense related to the day 1 CECL adjustment on non-PCD loans acquired in the Centric acquisition. Partially offsetting these positive changes was a $25.9 million increase in noninterest expense.
For the six months ended June 30, 2023, the Company’s return on average equity was 12.29% and its return on average assets was 1.36%, compared to 10.86% and 1.23%, respectively, for the six months ended June 30, 2022.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $192.8 million in the first six months of 2023, compared to $142.3 million for the same period in 2022. The increase in net interest income can be attributed to growth in earning assets and a 159 basis point increase in the yield on interest-earning assets offset by a 137 basis point increase in the cost of interest-bearing liabilities. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 80.2% and 74.5% for the six months ended June 30, 2023 and 2022, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The net interest margin on a fully taxable equivalent basis was 3.93% for the six months ended June 30, 2023 and 3.29% for the six months ended June 30, 2022. The net interest margin is affected by changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 5.02% for the six months ended June 30, 2023, an increase of 159 basis points compared to the 3.43% yield for the same period in 2022. This change is largely due to a higher loan portfolio yield, which improved by 154 basis points when compared to the six months ended June 30, 2022. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased 262 basis points largely due to the Federal Reserve increasing short term interest rates by 350 basis points since June 30, 2022. Additionally, 9 basis points of the increase in the yield on interest-earnings assets can be attributed to the recognition of $4.4 million in accretion of the purchase accounting marks recognized as a result of the Centric acquisition.

The investment portfolio yield increased 29 basis points in comparison to the prior year as new volume rates were higher than the portfolio yield. The average investment portfolio balance decreased $233.0 million as maturities and runoff funded loan growth. The yield on interest-bearing deposits with banks increased 466 basis points for the six months ended June 30, 2023 as compared to the prior year, while the average balance decreased from an average of $308.5 million in 2022 to $178.1 million in 2023.
The cost of interest-bearing liabilities increased to 1.59% for the six months ended June 30, 2023, from 0.22% for the same period in 2022. The cost of interest-bearing deposits increased 127 basis points and short-term borrowings increased 429 basis points in comparison to the same period last year. The increase in cost of interest-bearing deposits can be attributed to higher market interest rates and changes in the mix of deposits as customers moved funds to take advantage of the increased rates offered in money market and time deposits. Comparing the six months ended June 30, 2023 with the comparable period in 2022, average time deposits increased $442.6 million, or 121.5%, with an increase in the cost of these deposits of 247 basis points. Contributing to average growth in time deposits was an average of $76.9 million related to the Centric acquisition. Other interest-bearing deposits increased on average $430.2 million, or 8.6%, compared to the six months ended June 30, 2022 and the cost of these deposits increased 108 basis points. Average growth in other-interest bearing deposits attributable to the Centric acquisition totaled $296.3 million.
For the six months ended June 30, 2023, changes in rates positively impacted net interest income by $24.2 million when compared with the same period in 2022. The higher yield on interest-earning assets impacted net interest income by $70.9 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $46.7 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $26.2 million for the six months ended June 30, 2023, as compared to the same period in 2022. Higher levels of interest-earning assets resulted in an increase of $27.1 million in interest income, and changes in the volume and mix of interest-bearing liabilities increased interest expense by $0.9 million. Average earning assets for the six months ended June 30, 2023 increased $1.2 billion, or 13.4%, compared to the same period in 2022. Average loans for the comparable period increased $1.5 billion, or 22.0%.
Net interest income also benefited from a $44.6 million increase in average net free funds at June 30, 2023 as compared to June 30, 2022. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The higher level of net free funds was the result of increases in other liabilities and shareholders' equity.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the six months ended June 30:

	2023	2022
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$245,856	$147,972
Adjustment to fully taxable equivalent basis	610	498
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	246,466	148,470
Interest expense	53,674	6,138
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$192,792	$142,332

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the six months ended June 30:

	2023			2022
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$178,084	$4,553	5.16%	$308,450	$769	0.50%
Tax-free investment securities	21,772	292	2.70	23,771	312	2.65
Taxable investment securities	1,208,158	12,710	2.12	1,439,200	13,048	1.83
Loans and leases, net of unearned income (b)(c)	8,496,305	228,911	5.43	6,965,296	134,341	3.89
Total interest-earning assets	9,904,319	246,466	5.02	8,736,717	148,470	3.43
Noninterest-earning assets:
Cash	110,367			117,350
Allowance for credit losses	(129,242)			(93,180)
Other assets	939,312			801,846
Total noninterest-earning assets	920,437			826,016
Total Assets	$10,824,756			$9,562,733
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,947,587	$10,369	1.07%	$1,591,886	$213	0.03%
Savings deposits (d)	3,506,907	20,081	1.15	3,432,397	906	0.05
Time deposits	806,981	10,969	2.74	364,388	491	0.27
Short-term borrowings	351,321	7,594	4.36	105,497	39	0.07
Long-term debt	186,378	4,661	5.04	181,988	4,489	4.97
Total interest-bearing liabilities	6,799,174	53,674	1.59	5,676,156	6,138	0.22
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,629,575			2,678,686
Other liabilities	197,860			122,379
Shareholders’ equity	1,198,147			1,085,512
Total Noninterest-Bearing Funding Sources	4,025,582			3,886,577
Total Liabilities and Shareholders’ Equity	$10,824,756			$9,562,733
Net Interest Income and Net Yield on Interest-Earning Assets		$192,792	3.93%		$142,332	3.29%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the six months ended June 30, 2023 and 2022.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the six months ended June 30, 2023 compared with June 30, 2022:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$3,784	$(323)	$4,107
Tax-free investment securities	(20)	(26)	6
Taxable investment securities	(338)	(2,097)	1,759
Loans and leases	94,570	29,533	65,037
Total interest income (b)	97,996	27,087	70,909
Interest-bearing liabilities:
Interest-bearing demand deposits	10,156	53	10,103
Savings deposits	19,175	18	19,157
Time deposits	10,478	593	9,885
Short-term borrowings	7,555	85	7,470
Long-term debt	172	108	64
Total interest expense	47,536	857	46,679
Net interest income	$50,460	$26,230	$24,230
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the six months ended June 30:

	2023		2022
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,251	124%	$4,721	127%
Time and demand	1,282	49	4,843	130
Commercial credit cards	13	1	191	6
Equipment finance	1,033	39	272	7
Time and demand other	923	35	(585)	(16)
Real estate construction	(3,019)	(115)	1,309	35
Construction other	(1,588)	(60)	322	9
Construction residential	(1,431)	(55)	987	26
Residential real estate	1,196	45	5,206	139
Residential first lien	1,081	41	4,401	118
Residential junior lien/home equity	115	4	805	21
Commercial real estate	(378)	(14)	(1,456)	(39)
Multifamily	301	12	405	11
Nonowner occupied	310	12	(3,754)	(101)
Owner occupied	(989)	(38)	1,893	51
Loans to individuals	1,570	60	(6,037)	(162)
Automobile and recreational vehicles	1,316	50	(6,395)	(171)
Consumer credit cards	62	3	11	—
Consumer other	192	7	347	9
Provision for credit losses on loans and leases	$2,620	100%	$3,743	100%
Provision for credit losses - acquisition day 1 non-PCD	10,653		—
Total provision for credit losses on loans and leases	13,273		3,743
Provision for off-balance sheet credit exposure	(2,480)		2,320
Total provision for credit losses	$10,793		$6,063
Total provision expense for the six months ended June 30, 2023, increased $4.7 million compared to the six months ended June 30, 2022. This increase is a result of $10.7 million in provision expense recognized in the first quarter of 2023 as the day 1 non-PCD provision expense resulting from the Centric acquisition offset by a $4.8 million decline in the provision for off-balance sheet commitments. The negative provision for off-balance sheet commitments for the six months ended June 30, 2023 was a result of lower off-balance sheet commitments related to construction loans and improvement in the economic variables considered in the calculation.
The allowance for credit losses was $133.5 million, or 1.52%, of total loans outstanding at June 30, 2023, compared to $102.9 million, or 1.35%, at December 31, 2022 and $93.6 million, or 1.31%, at June 30, 2022. Nonperforming loans as a percentage of total loans and leases increased to 0.54% at June 30, 2023 from 0.50% as of June 30, 2022 and 0.46% at December 31, 2022. The allowance to nonperforming loan ratio was 278.17%, 289.98% and 262.25% as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively.

Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at June 30, 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the six months ended June 30, 2023 and 2022 and the year-ended December 31, 2022:

	June 30, 2023	June 30, 2022	December 31, 2022
	(dollars in thousands)
Balance, beginning of period	$102,906	$92,522	$92,522
Day 1 allowance for credit loss on PCD acquired loans	27,205	—	—
Provision for credit losses - acquisition day 1 non-PCD	10,653	—	—
Loans charged off:
Commercial, financial, agricultural and other	7,340	984	2,361
Real estate construction	—	—	—
Residential real estate	80	144	339
Commercial real estate	1,517	552	2,487
Loans to individuals	2,289	2,049	4,658
Total loans charged off	11,226	3,729	9,845
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	254	159	394
Real estate construction	—	—	9
Residential real estate	71	60	187
Commercial real estate	136	19	769
Loans to individuals	927	829	1,349
Total recoveries	1,388	1,067	2,708
Net charge-offs	9,838	2,662	7,137
Provision for credit losses on loans and leases charged to expense	2,620	3,743	17,521
Balance, end of period	$133,546	$93,603	$102,906
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.23%	0.08%	0.10%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding	1.52%	1.31%	1.35%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the six months ended June 30:

	2023	2022	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$5,018	$5,286	$(268)	(5)%
Service charges on deposit accounts	10,242	9,501	741	8
Insurance and retail brokerage commissions	4,866	4,758	108	2
Income from bank owned life insurance	2,422	2,891	(469)	(16)
Card-related interchange income	14,201	13,627	574	4
Swap fee income	577	1,607	(1,030)	(64)
Other income	4,286	4,163	123	3
Subtotal	41,612	41,833	(221)	(1)
Net securities gains	—	2	(2)	(100)
Gain on sale of mortgage loans	1,905	2,843	(938)	(33)
Gain on sale of other loans and assets	3,977	3,418	559	16
Derivatives mark to market	(8)	389	(397)	(102)
Total noninterest income	$47,486	$48,485	$(999)	(2)%
Total noninterest income, excluding net securities gains, gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market for the six months ended June 30, 2023 decreased $0.2 million, or 1%, compared to the six months ended June 30, 2022. Service charges on deposit accounts increased $0.7 million, of which $0.1 million can be attributed to the Centric acquisition and the remainder due to increased customer activity. Card-related interchange income increased $0.6 million as a result of increased customer activity. Trust income decreased $0.3 million due to declines in the value of assets under management, income from bank owned life insurance decreased $0.5 million compared to the prior period primarily due to changes in market interest rates and swap fee income declined $1.0 million due to a lower volume of interest rate swaps entered into by our commercial loan customers. For the six months ended June 30, 2023, $0.5 million in non-interest income can be attributed to the Centric acquisition.
Total noninterest income decreased $1.0 million, or 2%, compared to the same period in the prior year. The most significant changes, other than the changes noted above, include a $0.9 million decrease in gain on sale of mortgage loans as a result of changes in volume and the spread received on mortgage loans sold. The mark to market adjustment on interest rate swaps entered into for our commercial loan customers decreased $0.4 million. This adjustment does not reflect a realized gain or loss on the swaps, but rather relates to changes in fair value due to movements in corporate bond spreads and swap rates. The gain on sale of other loans and assets partially offset these declines with an increase of $0.6 million due to an increased volume of loans sold, primarily SBA loans, in the first six months of 2023 compared to the same period in 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the six months ended June 30:

	2023	2022	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$70,999	$61,881	$9,118	15%
Net occupancy	9,802	8,957	845	9
Furniture and equipment	8,522	7,587	935	12
Data processing	7,167	6,658	509	8
Advertising and promotion	2,990	2,660	330	12
Pennsylvania shares tax	2,425	1,918	507	26
Intangible amortization	2,429	1,724	705	41
Other professional fees and services	2,773	2,418	355	15
FDIC insurance	2,694	1,400	1,294	92
Other operating	17,358	14,810	2,548	17
Subtotal	127,159	110,013	17,146	16
Loss on sale or write-down of assets	47	161	(114)	(71)
Merger and acquisition related	8,481	—	8,481	N/A
Litigation and operational losses	1,637	1,229	408	33
Total noninterest expense	$137,324	$111,403	$25,921	23%
Noninterest expense increased $25.9 million, or 23%, for the six months ended June 30, 2023 compared to the same period in 2022. Contributing to the increase in expense in 2023 is $8.5 million in merger-related expenses associated with the Centric acquisition. Additionally, salaries and employee benefits increased $9.1 million primarily due to the number of full time equivalent employees, which increased from 1,409 at June 30, 2022 to 1,483 at June 30, 2023, largely due to the Centric acquisition. Also contributing to this increase was a $2.1 million increase in hospitalization expense as a result of higher claims in 2023. Additionally, increases in net occupancy, furniture and equipment and intangible amortization all reflected increases primarily due to the Centric acquisition. Data processing costs increased $0.5 million due to continued investment in our digital banking and other product offerings. Contributing to the increase in other operating expenses were several expense categories, including printing and postage expense due to new customer disclosures, as well as travel, telephone and operational losses, none of which were individually significant.
FDIC insurance increased $1.3 million due to both the impact of Centric as well as a 2 basis point increase in the FDIC deposit insurance assessment rate which began in the first quarterly assessment period of 2023. The assessment rate increase is estimated to increase the Company's annual FDIC assessment by approximately $1.7 million.
For the six-months ended June 30, 2023, merger and acquisition related expenses totaled $8.5 million and is the result of the acquisition of Centric in the first quarter of 2023.

Income Tax
The provision for income taxes increased $4.2 million for the six months ended June 30, 2023, compared to the corresponding period in 2022, due to the increase in income before income taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the six months ended June 30, 2023 and 2022.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an effective tax rate of 20.3% and 19.7% for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, our deferred tax assets totaled $72.9 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Net Income
For the three months ended June 30, 2023, First Commonwealth recognized net income of $42.8 million, or $0.42 diluted earnings per share, compared to net income of $30.8 million, or $0.33 diluted earnings per share, in the three months ended June 30, 2022. The increase in net income was primarily the result of a $24.2 million increase in net interest income and a $1.3 million decrease in the provision for credit losses offset by a $10.3 million increase in noninterest expense.
For the three months ended June 30, 2023, the Company’s return on average equity was 13.90% and its return on average assets was 1.54%, compared to 11.60% and 1.28%, respectively, for the three months ended June 30, 2022.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $98.1 million in the second quarter of 2023, compared to $73.9 million for the same period in 2022. Accretion of purchase accounting marks related to the Centric acquisition contributed 14 basis points to the net interest margin in the second quarter of 2023. Net interest income comprises the majority of our operating revenue (i.e., net interest income before provision expense plus noninterest income), at 80.0% and 75.0% for the three months ended June 30, 2023 and 2022, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.85% and 3.38% for the three months ended June 30, 2023 and June 30, 2022, respectively. The increase in the net interest margin is attributable to both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 5.16% for the three months ended June 30, 2023, an increase of 164 basis points compared to the 3.52% yield for the same period in 2022. This is largely due to a 161 basis point increase in the loan portfolio yield when compared to the three months ended June 30, 2022 as a result of a higher interest rate environment in 2023. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased 268 basis points largely due to the Federal Reserve increasing short term interest rates by 350 basis points since June 30, 2022. Additionally, 12 basis points of the increase in the yield on interest-earnings assets can be attributed to the recognition of $3.2 million in accretion of the purchase accounting marks recognized as a result of the Centric acquisition.
The investment portfolio yield increased 26 basis points in comparison to the prior year as new volume rates were higher than the portfolio yield. The average investment portfolio balance decreased $175.1 million as maturities and runoff funded loan growth. The average balance of interest-bearing deposits with banks decreased from $332.3 million in 2022 to $308.4 million in 2023 while the yield increased 447 basis points.
The cost of interest-bearing liabilities increased to 1.88% for the three months ended June 30, 2023, from 0.22% for the same period in 2022, primarily due to an increase in the cost of time deposits and savings deposits. The cost of interest-bearing deposits increased 127 basis points and short-term borrowings increased 471 basis points in comparison to the same period last year. The increase in cost of interest-bearing deposits can be attributed to higher market interest rates and changes in the mix of deposits as customers moved funds to take advantage of the increased rates on money market and time deposits. Comparing the three months ended June 30, 2023 with the comparable period in 2022, average time deposits increased $576.0 million, or 162.5%, with an increase in the cost of these deposits of 277 basis points. Contributing to the average growth in time deposits was an average of $99.5 million related to the Centric acquisition. Other interest-bearing deposits increased on average $527.6 million, or 10.4%, compared to the three months ended June 30, 2022 and the cost of these deposits increased 131 basis points. The Centric acquisition contributed $341.2 million of the growth in other interest-bearing deposits.
For the three months ended June 30, 2023, changes in interest rates positively impacted net interest income by $9.3 million when compared with the same period in 2022. The higher yield on loans contributed to interest-earning assets positively impacting net interest income by $39.1 million, while an increase in the cost of interest-bearing liabilities negatively impacted net interest income by $29.8 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $14.9 million during the three months ended June 30, 2023, as compared to the same period in 2022. The mix of interest-earning assets resulted in an increase of $15.5 million in interest income, while changes in the volume and mix of interest-bearing liabilities increased interest expense by $0.6 million. Average interest-earning assets for the three months ended June 30, 2023 increased $1.5 billion, or 16.6%, compared to the same period in 2022. Average loans for the comparable period increased $1.7 billion, or 23.5%.
Net interest income also benefited from a $5.4 million increase in average net free funds at June 30, 2023 as compared to June 30, 2022. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The higher level of net free funds was the result of increases in other liabilities and shareholders' equity. Average time deposits for the three months ended June 30, 2023 increased by $576.0 million compared to the comparable period in 2022, increasing interest expense by $0.4 million.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended June 30:

	2023	2022
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$131,267	$76,728
Adjustment to fully taxable equivalent basis	305	244
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	131,572	76,972
Interest expense	33,443	3,066
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$98,129	$73,906

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended June 30:

	2023			2022
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$308,412	$4,043	5.26%	$332,269	$658	0.79%
Tax-free investment securities	21,564	144	2.68	23,120	152	2.64
Taxable investment securities	1,205,160	6,416	2.14	1,378,737	6,435	1.87
Loans and leases, net of unearned income (b)(c)	8,689,021	120,969	5.58	7,036,176	69,727	3.97
Total interest-earning assets	10,224,157	131,572	5.16	8,770,302	76,972	3.52
Noninterest-earning assets:
Cash	108,596			119,999
Allowance for credit losses	(134,750)			(92,720)
Other assets	958,910			802,888
Total noninterest-earning assets	932,756			830,167
Total Assets	$11,156,913			$9,600,469
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$2,045,853	$6,637	1.30%	$1,631,353	$113	0.03%
Savings deposits (d)	3,549,483	12,228	1.38	3,436,339	457	0.05
Time deposits	930,447	7,036	3.03	354,403	227	0.26
Short-term borrowings	434,783	5,193	4.79	95,561	18	0.08
Long-term debt	187,379	2,349	5.03	181,859	2,251	4.96
Total interest-bearing liabilities	7,147,945	33,443	1.88	5,699,515	3,066	0.22
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,580,842			2,711,458
Other liabilities	193,292			125,646
Shareholders’ equity	1,234,834			1,063,850
Total noninterest-bearing funding sources	4,008,968			3,900,954
Total Liabilities and Shareholders’ Equity	$11,156,913			$9,600,469
Net Interest Income and Net Yield on Interest-Earning Assets		$98,129	3.85%		$73,906	3.38%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended June 30, 2023 and 2022.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended June 30, 2023 compared with June 30, 2022:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$3,385	$(47)	$3,432
Tax-free investment securities	(8)	(10)	2
Taxable investment securities	(19)	(809)	790
Loans and leases	51,242	16,360	34,882
Total interest income (b)	54,600	15,494	39,106
Interest-bearing liabilities:
Interest-bearing demand deposits	6,524	31	6,493
Savings deposits	11,771	14	11,757
Time deposits	6,809	373	6,436
Short-term borrowings	5,175	68	5,107
Long-term debt	98	68	30
Total interest expense	30,377	554	29,823
Net interest income	$24,223	$14,940	$9,283

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the three months ended June 30:

	2023		2022
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,260	71%	$1,698	43%
Time and demand	1,103	35	1,128	29
Commercial credit cards	(7)	—	78	2
Equipment finance	613	19	241	6
Time and demand other	551	17	251	6
Real estate construction	(221)	(7)	599	15
Construction other	254	8	425	11
Construction residential	(475)	(15)	174	4
Residential real estate	935	29	993	25
Residential first lien	723	22	718	18
Residential junior lien/home equity	212	7	275	7
Commercial real estate	(685)	(21)	(1,770)	(45)
Multifamily	234	8	356	9
Nonowner occupied	72	2	(2,178)	(55)
Owner occupied	(991)	(31)	52	1
Loans to individuals	911	28	2,423	62
Automobile and recreational vehicles	717	22	2,065	53
Consumer credit cards	57	2	40	1
Consumer other	137	4	318	8
Provision for credit losses on loans and leases	$3,200	100%	$3,943	100%
Provision for off-balance sheet credit exposure	(410)		156
Total provision for credit losses	$2,790		$4,099

The provision for credit losses on loans and leases for the three months ended June 30, 2023 decreased in comparison to the three months ended June 30, 2022 by $0.7 million. The level of provision expense in the second quarter of 2023 is primarily the result of an increase in loan balances as well as changes in the economic forecasts used in calculation of the allowance for credit losses. The provision for off-balance sheet credit exposure decreased $0.6 million primarily due to the level of unfunded commitments. Net charge-offs for the three months ended June 30, 2023 were $8.7 million, of which $7.1 million related to loans acquired from Centric for which an allowance for credit losses was established as part of the purchase accounting marks.
The level of provision expense in the second quarter of 2022 was primarily the result of increases in loan balances. Net charge-offs for the three months ended June 30, 2022 were $1.5 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended June 30, 2023 and 2022 and the year-ended December 31, 2022:

	June 30, 2023	June 30, 2022	December 31, 2022
	(dollars in thousands)
Balance, beginning of period	$133,885	$91,188	$92,522
Day 1 allowance for credit loss on PCD acquired loans	5,126	—	—
Loans charged off:
Commercial, financial, agricultural and other	6,677	509	2,361
Real estate construction	—	—	—
Residential real estate	1	5	339
Commercial real estate	1,517	552	2,487
Loans to individuals	1,148	1,040	4,658
Total loans charged off	9,343	2,106	9,845
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	95	79	394
Real estate construction	—	—	9
Residential real estate	33	31	187
Commercial real estate	94	5	769
Loans to individuals	456	463	1,349
Total recoveries	678	578	2,708
Net charge-offs	8,665	1,528	7,137
Provision for credit losses on loans charged to expense	3,200	3,943	17,521
Balance, end of period	$133,546	$93,603	$102,906

Noninterest Income
The following table presents the components of noninterest income for the three months ended June 30:

	2023	2022	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,532	$2,573	$(41)	(2)%
Service charges on deposit accounts	5,324	4,886	438	9
Insurance and retail brokerage commissions	2,314	2,486	(172)	(7)
Income from bank owned life insurance	1,195	1,383	(188)	(14)
Card-related interchange income	7,372	7,137	235	3
Swap fee income	332	1,154	(822)	(71)
Other income	2,229	2,188	41	2
Subtotal	21,298	21,807	(509)	(2)
Gain on sale of mortgage loans	1,253	1,561	(308)	(20)
Gain on sale of other loans and assets	1,891	1,099	792	72
Derivatives mark to market	81	42	39	93
Total noninterest income	$24,523	$24,509	$14	—%

Total noninterest income for the three months ended June 30, 2023 is comparable to the three months ended June 30, 2022. The most significant changes include a $0.3 million decrease in gain on sale of mortgage loans due to changes in the volume and spreads on mortgage loans sold and a $0.8 million increase in gain on sale of other loans and assets due to an increase in the volume of SBA loans sold during the quarter. Swap fee income decreased $0.8 million due to a lower volume of interest rate swaps entered into by our commercial loan customers. Additionally, service charges on deposits increased $0.4 million due to growth in customer accounts and transactions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended June 30:

	2023	2022	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$36,735	$30,949	$5,786	19%
Net occupancy	4,784	4,170	614	15
Furniture and equipment	4,284	3,857	427	11
Data processing	3,763	3,470	293	8
Advertising and promotion	1,327	1,434	(107)	(7)
Pennsylvania shares tax	1,173	913	260	28
Intangible amortization	1,282	862	420	49
Other professional fees and services	1,182	1,197	(15)	(1)
FDIC insurance	1,277	702	575	82
Other operating	9,296	7,410	1,886	25
Subtotal	65,103	54,964	10,139	18
Loss on sale or write-down of assets	6	86	(80)	(93)
Merger and acquisition related	(60)	—	(60)	N/A
Litigation and operational losses	894	629	265	42
Total noninterest expense	$65,943	$55,679	$10,264	18%

Noninterest expense increased $10.3 million, or 18%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase is a result of a $5.8 million increase in salary and employee benefit expense, primarily due to a $1.8 million increase in hospitalization expense as well as the impact of 74 additional full-time equivalent employees, largely due to the Centric acquisition. Net occupancy expense increased $0.6 million, of which $0.5 million is related to the Centric acquisition. The higher intangible amortization expense is related to amortization of Centric's core deposit intangible. Also contributing to higher noninterest expense is a $1.9 million increase in other operating expenses due to increased printing and postage related to customer compliance mailings as well as several other expense categories, such as credit reporting and meals and travel, none of which were individually significant. Data processing increased $0.3 million due to investments in additional digital and product solutions.
FDIC insurance increased $0.6 million due to both the impact of Centric as well as a 2 basis point increase in the FDIC deposit insurance assessment rate which began in the first quarterly assessment period of 2023.
Income Tax
The provision for income taxes increased $3.19 million for the three months ended June 30, 2023, compared to the corresponding period in 2022.  The effective tax rate increased 30 basis points from 19.9% for the three months ended June 30, 2022 to 20.2% for the three months ended June 30, 2023.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended June 30, 2023 and 2022.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first six months of 2023, the maturity and redemption of investment securities provided $100.4 million in liquidity. These funds contributed to the liquidity used to originate loans, purchase investment securities and fund depositor withdrawals.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following represents our expanded sources of liquidity as of June 30, 2023:

	Total Available	Amount Used	Outstanding Letters of Credit	Net Available
	(dollars in thousands)
Internal liquidity sources
Unencumbered securities	$594,152	$—	$—	$594,152
Other (excess pledged)	34,132	—	—	34,132
External liquidity sources
FHLB advances	2,432,168	494,495	659,250	1,278,423
FRB borrowings	1,071,028	—	—	1,071,028
Lines with other financial institutions	160,000	—	—	160,000
Brokered deposits (1)	1,128,932	16,683	—	1,112,249
Total liquidity	$5,585,412	$511,178	$659,250	$4,414,984
(1) Reflects internal policy limit. Maximum capacity with CDARs is $1.7 billion.
The brokered deposits included in the table above are a result of our participation in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of June 30, 2023, the outstanding balance of $16.7 million carried an average weighted rate of 3.91% and an average original term of 219 days. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
Liquidity available through the Federal Reserve is a result of the FRB Borrower-in-Custody of Collateral program, which enables us to take certain loans that are not being used as collateral at the FHLB and pledge them as collateral for borrowings at the FRB.
During the six months ended June 30, 2023, the Company increased its liquidity by purchasing $659.3 million in letters of credit from the FHLB of Pittsburgh, which were then used to secure public deposits. This resulted in a similar amount of previously pledged securities becoming unencumbered. Additionally, new short-term borrowings in the amount of $250.0 million were entered into in order to provide additional on-balance sheet liquidity.
First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$2,624,344	$2,670,508
Interest-bearing demand deposits(a)	611,156	357,769
Savings deposits(a)	4,935,124	4,572,183
Time deposits	975,654	405,009
Total	$9,146,278	$8,005,469
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
During the first six months of 2023, total deposits increased $1.1 billion, of which $757.0 million were acquired as part of the Centric acquisition. Interest-bearing demand and savings deposits increased $616.3 million, noninterest-bearing demand deposits decreased $46.2 million and time deposits increased $570.6 million.
The estimated total of uninsured deposits was $2.4 billion at June 30, 2023 and $2.1 billion at December 31, 2022. Additionally, $0.9 billion of uninsured deposits are secured by pledged investment securities or letters of credit. Uninsured amounts are estimated based on known account relationships for each depositor and insurance guidelines provided by the FDIC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.58 and 0.76 at June 30, 2023 and December 31, 2022, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
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
The following is the gap analysis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$2,097,822	$548,511	$841,436	$3,487,769	$3,869,780	$1,369,836
Investments	44,693	38,091	72,656	155,440	439,678	716,680
Other interest-earning assets	325,691	—	—	325,691	83	—
Total interest-sensitive assets (ISA)	2,468,206	586,602	914,092	3,968,900	4,309,541	2,086,516
Certificates of deposit	65,541	218,076	350,610	634,227	340,425	962
Other deposits	5,546,280	—	—	5,546,280	—	—
Borrowings	671,811	205	411	672,427	53,219	455
Total interest-sensitive liabilities (ISL)	6,283,632	218,281	351,021	6,852,934	393,644	1,417
Gap	$(3,815,426)	$368,321	$563,071	$(2,884,034)	$3,915,897	$2,085,099
ISA/ISL	0.39	2.69	2.60	0.58	10.95	1,472.49
Gap/Total assets	33.70%	3.25%	4.97%	25.48%	34.60%	18.42%

	December 31, 2022
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,164,495	$354,556	$575,640	$4,094,691	$2,498,042	$978,319
Investments	46,426	35,579	74,962	156,967	461,699	734,221
Other interest-earning assets	29,919	—	—	29,919	71	—
Total interest-sensitive assets (ISA)	3,240,840	390,135	650,602	4,281,577	2,959,812	1,712,540
Certificates of deposit	71,976	56,539	102,037	230,552	173,810	955
Other deposits	4,929,952	—	—	4,929,952	—	—
Borrowings	445,065	50,204	407	495,676	3,256	50,791
Total interest-sensitive liabilities (ISL)	5,446,993	106,743	102,444	5,656,180	177,066	51,746
Gap	$(2,206,153)	$283,392	$548,158	$(1,374,603)	$2,782,746	$1,660,794
ISA/ISL	0.59	3.65	6.35	0.76	16.72	33.10
Gap/Total assets	22.50%	2.89%	5.59%	14.02%	28.38%	16.94%

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

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2023 ($)	$(3,776)	$(1,380)	$2,316	$3,817
June 30, 2023 (%)	(0.91)%	(0.33)%	0.56%	0.92%

December 31, 2022 ($)	$(11,973)	$(5,486)	$5,902	$11,413
December 31, 2022 (%)	(3.12)%	(1.43)%	1.54%	2.98%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2023 ($)	$(20,993)	$(8,422)	$7,560	$13,136
June 30, 2023 (%)	(5.07)%	(2.03)%	1.83%	3.17%

December 31, 2022 ($)	$(45,361)	$(20,166)	$18,626	$36,011
December 31, 2022 (%)	(11.83)%	(5.26)%	4.86%	9.39%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. In the six months ended June 30, 2023 and 2022, the cost of our interest-bearing liabilities averaged 1.59% and 0.22%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 5.02% and 3.43%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $7.8 million at June 30, 2023 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
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
Nonperforming loans and leases, including loans held for sale, increased $12.5 million to $48.0 million at June 30, 2023, compared to $35.5 million at December 31, 2022. The increase in nonperforming loans is primarily a result of $18.7 million in loans acquired from Centric as well as an additional $1.8 million moved to nonaccrual during the first half of 2023. Offsetting this is the removal of $6.4 million in accruing TDR's. The TDR's were eliminated as a result of our adoption of ASU 2022-02. The adoption of this guidance was effective January 1, 2023.
The allowance for credit losses as a percentage of nonperforming loans was 278.17% as of June 30, 2023, compared to 289.98% at December 31, 2022, and 262.25% at June 30, 2022. The amount of individually assessed reserves included in the allowance for nonperforming loans and leases was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $13.1 million and general reserves of $120.4 million as of June 30, 2023. Specific reserves increased $12.4 million from December 31, 2022, and $12.7 million from June 30, 2022 primarily as a result of individually analyzed PCD loans acquired from Centric.
Criticized loans totaled $207.1 million at June 30, 2023 and represented 2% of the loan portfolio. The level of criticized loans increased as of June 30, 2023 when compared to December 31, 2022, by $74.2 million, or 56%. Classified loans totaled $76.4 million at June 30, 2023 compared to $44.4 million at December 31, 2022, an increase of $32.0 million, or 72%. The increase in criticized loans is the result of $67.2 million in criticized loans acquired as part of the Centric acquisition.
The allowance for credit losses was $133.5 million at June 30, 2023, or 1.52% of total loans and leases outstanding, compared to 1.35% reported at December 31, 2022, and 1.31% at June 30, 2022. General reserves, or the portion of the allowance related to loans that were not specifically evaluated, as a percentage of performing loans were 1.38% at June 30, 2023 compared to 1.34% at December 31, 2022 and 1.31% at June 30, 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measurements:

	June 30,				December 31, 2022
	2023		2022
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$48,009		$19,594		$20,193
Troubled debt restructured loans on nonaccrual basis			9,694		8,852
Troubled debt restructured loans on accrual basis			6,404		6,442
Total nonperforming loans	$48,009		$35,692		$35,487
Loans past due 30 to 90 days and still accruing	$15,693		$6,655		$17,949
Loans past due in excess of 90 days and still accruing	$2,474		$3,155		$1,991
Other real estate owned	$324		$93		$534
Loans held for sale at end of period	$16,300		$12,876		$11,869
Portfolio loans and leases outstanding at end of period	$8,799,836		$7,119,754		$7,642,143
Average loans and leases outstanding	$8,496,305	(a)	$6,965,296	(a)	$7,172,624	(b)
Nonperforming loans as a percentage of total loans and leases	0.54%		0.50%		0.46%
Provision for credit losses on loans and leases	$2,620	(a)	$3,743	(a)	$17,521	(b)
Provision for credit losses - acquisition day 1 non-PCD	$10,653		$—		$—
Allowance for credit losses	$133,546		$93,603		$102,906
Net charge-offs	$9,838	(a)	$2,662	(a)	$7,137	(b)
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.23%		0.08%		0.10%
Provision for credit losses as a percentage of net charge-offs (e)	26.63%	(a)	140.61%	(a)	245.50%	(b)
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (c)	1.52%		1.31%		1.35%
Allowance for credit losses as a percentage of nonperforming loans (d)	278.17%		262.25%		289.98%
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

	June 30, 2023				December 31, 2022
	Originated	Acquired (1)	Total	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,255,627	$246,367	$1,501,994	17%	$1,211,706	16%
Real estate construction	493,684	81,115	574,799	7	513,101	7
Residential real estate	2,275,593	88,516	2,364,109	27	2,194,669	29
Commercial real estate	2,470,863	534,099	3,004,962	34	2,425,012	31
Loans to individuals	1,353,309	663	1,353,972	15	1,297,655	17
Total loans and leases, net of unearned income	$7,849,076	$950,760	$8,799,836	100%	$7,642,143	100%
(1) Includes loans acquired as part of the Centric acquisition plus day 1 gross up of PCD loans.
During the six months ended June 30, 2023, originated loans and leases increased $206.9 million, or 2.7%, compared to balances outstanding at December 31, 2022. As provided in the table above, the acquisition of Centric accounted for $950.8 million of loan growth during the first quarter of 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Excluding the impact of Centric, real estate construction loans decreased $19.4 million, or 3.8%, due to the completion of commercial real estate projects. Residential real estate grew $80.9 million, or 3.7%, primarily due to originations of closed-end 1-4 family mortgage loans. Commercial real estate loans increased $45.9 million, or 1.9%, primarily due to growth in loans secured by nonresidential property due in part to the completion of several construction projects. Loans to individuals increased $55.7 million, or 4.3%, primarily due to growth in the indirect auto and recreational vehicle portfolio. Commercial, financial, agricultural and other loans increased $43.9 million, or 3.6%, as a result of growth in the equipment finance portfolio.
As indicated in the table below, commercial real estate and commercial, financial and agricultural and other loans represent a significant portion of the nonperforming loans as of June 30, 2023.

	For the Six Months Ended June 30, 2023			As of June 30, 2023
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$7,086	72.03%	0.17%	$17,030	35.47%	0.19%
Real estate construction	—	—	—	—	—	—
Residential real estate	9	0.09	—	7,502	15.63	0.08
Commercial real estate	1,381	14.04	0.03	23,009	47.93	0.26
Loans to individuals	1,362	13.84	0.03	468	0.97	0.01
Total loans and leases, net of unearned income	$9,838	100.00%	0.23%	$48,009	100.00%	0.54%
Net charge-offs for the six months ended June 30, 2023 totaled $9.8 million, compared to $2.7 million for the six months ended June 30, 2022. The most significant charge-offs during the six months ended June 30, 2023 included $7.6 million in charge-offs related to loans acquired from Centric, of which an allowance for credit losses of $7.1 million was established as a result of purchase accounting marks. Additionally, $1.4 million in charge-offs relate to loans to individuals, primarily indirect auto loans and personal credit lines. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At June 30, 2023, shareholders’ equity was $1.2 billion, an increase of $180.3 million from December 31, 2022. The increase was primarily the result of $141.4 million in stock issued as part of the Centric acquisition, $73.0 million in net income and a $0.9 million decrease in the fair value of available for sale investments and interest rate swaps, which are reflected in the Other Comprehensive Income component of capital. Other items impacting capital include increases due to $3.0 million in treasury stock sales, offset by $25.2 million of dividends paid to shareholders and $10.9 million of common stock repurchases. Cash dividends declared per common share were $0.245 for the six months ended June 30, 2023.
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
In March 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the pandemic. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). The Company adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at June 30, 2023 for both First Commonwealth and First Commonwealth Bank would have continued to be greater than the amounts needed to be considered “well capitalized”, as the transition provided a capital benefit of approximately 9 to 12 basis points.
As of June 30, 2023, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,265,211	13.66%	$972,856	10.50%	$926,529	10.00%
First Commonwealth Bank	1,184,854	12.81	971,024	10.50	924,784	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,065,851	11.50%	$787,550	8.50%	$741,223	8.00%
First Commonwealth Bank	985,494	10.66	786,067	8.50	739,828	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$1,065,851	9.77%	$436,416	4.00%	$545,520	5.00%
First Commonwealth Bank	985,494	9.06	434,867	4.00	543,584	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$995,851	10.75%	$648,571	7.00%	$602,244	6.50%
First Commonwealth Bank	985,494	10.66	647,349	7.00	601,110	6.50
On July 25, 2023, First Commonwealth Financial Corporation declared a quarterly dividend of $0.125 per share payable on August 18, 2023 to shareholders of record as of August 4, 2023. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
In October 2021, a share repurchase program was authorized by the Board of Directors for up to an additional $25.0 million in shares of the Company's common stock. On April 24, 2023, the Board of Directors authorized a $25 million increase in the share repurchase program. As of June 30, 2023, 2,158,754 common shares had been repurchased under theses program at an average price of $13.21 per share.
New Accounting Pronouncements
In March 2020, FASB released Accounting Standards Update (“ASU”) 2020-04 - Reference Rate Reform (Topic 848), which provides optional guidance to ease the accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of the discontinuance of the London Interbank Offered Rate ("LIBOR") as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The Company has elected to apply the practical expedient allowing for a contract modification, due to reference rate reform, to be accounted for as a continuation of the existing contract and does not require contract re-

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

measurement at the modification date or reassessment of a previous accounting determination. The amendments in the update are effective for all entities between March 12, 2020 and December 31, 2024 (In December 2022, FASB released ASU 2022-06, which extended the original sunset date in ASU 2020-04 from December 31, 2022 to December 31, 2024). The Company has established a cross-functional working group to manage the Company’s transition from LIBOR. Products that utilize LIBOR have been identified and have incorporated enhanced language to accommodate the transition to alternative reference rates and the use of LIBOR has been discontinued as an index for new loans. All LIBOR based loans were transitioned to a new index by June 30, 2023. The impact of the LIBOR transition will not have a material impact on the Company's consolidated financial statements.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2021, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock with a $25 million increase in April of 2023. The following table details the amount of shares repurchased under this program in the second quarter of 2023:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
April 30, 2023	—	$—	—	2,451,451
May 31, 2023	766,393	11.92	766,393	1,696,376
June 30, 2023	—	—	—	1,696,376
Total	766,393	$11.92	766,393

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $12.48 at April 30, 2023, $12.65 at May 31, 2023 and $12.65 at June 30, 2023.

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 8, 2023	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: August 8, 2023	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer