Form 10-Q
period 2023-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2023-11-07
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of November 6, 2023, was 102,111,439.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2023	December 31, 2022
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$122,982	$124,254
Interest-bearing bank deposits	214,088	29,990
Securities available for sale, at fair value	817,603	762,661
Securities held to maturity, at amortized cost (Fair value of $341,646 and $386,205 at September 30, 2023 and December 31, 2022, respectively)	429,558	461,162
Other investments	48,979	26,414
Loans held for sale	33,127	11,869
Loans and leases:
Portfolio loans and leases	8,901,725	7,642,143
Allowance for credit losses	(134,337)	(102,906)
Net loans and leases	8,767,388	7,539,237
Premises and equipment, net	123,140	115,106
Other real estate owned	765	534
Goodwill	363,715	303,328
Amortizing intangibles, net	23,613	9,205
Bank owned life insurance	228,534	222,651
Other assets	248,496	199,255
Total assets	$11,421,988	$9,805,666
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,535,704	$2,670,508
Interest-bearing	6,705,361	5,334,961
Total deposits	9,241,065	8,005,469
Short-term borrowings	544,060	372,694
Subordinated debentures	177,679	170,937
Other long-term debt	4,310	4,862
Capital lease obligation	5,028	5,425
Total long-term debt	187,017	181,224
Other liabilities	209,315	194,205
Total liabilities	10,181,457	8,753,592
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 123,603,380 and 113,914,902 shares issued at September 30, 2023 and December 31, 2022, respectively, and 102,184,652 and 93,376,314 shares outstanding at September 30, 2023 and December 31, 2022, respectively	123,603	113,915
Additional paid-in capital	630,246	497,431
Retained earnings	849,049	774,863
Accumulated other comprehensive loss, net	(154,054)	(137,692)
Treasury stock (21,418,728 and 20,538,588 shares at September 30, 2023 and December 31, 2022, respectively)	(208,313)	(196,443)
Total shareholders’ equity	1,240,531	1,052,074
Total liabilities and shareholders’ equity	$11,421,988	$9,805,666

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$129,373	$78,722	$357,735	$212,631
Interest and dividends on investments:
Taxable interest	6,229	6,080	17,652	18,844
Interest exempt from federal income taxes	114	117	345	363
Dividends	823	204	2,110	488
Interest on bank deposits	3,346	577	7,899	1,346
Total interest income	139,885	85,700	385,741	233,672
Interest Expense
Interest on deposits	32,685	1,028	74,104	2,638
Interest on short-term borrowings	6,643	50	14,237	89
Interest on subordinated debentures	2,707	2,157	7,175	6,429
Interest on other long-term debt	41	48	130	151
Interest on lease obligations	52	57	156	171
Total interest expense	42,128	3,340	95,802	9,478
Net Interest Income	97,757	82,360	289,939	224,194
Provision for credit losses	5,885	5,923	6,025	11,986
Provision for credit losses - acquisition day 1 non-PCD	—	—	10,653	—
Net Interest Income after Provision for Credit Losses	91,872	76,437	273,261	212,208
Noninterest Income
Net securities (losses) gains	(103)	—	(103)	2
Trust income	2,949	2,777	7,967	8,063
Service charges on deposit accounts	5,600	5,194	15,842	14,695
Insurance and retail brokerage commissions	2,305	2,048	7,171	6,806
Income from bank owned life insurance	1,242	1,419	3,664	4,310
Gain on sale of mortgage loans	1,270	1,485	3,175	4,328
Gain on sale of other loans and assets	1,027	1,093	5,004	4,511
Card-related interchange income	7,221	6,980	21,422	20,607
Derivatives mark to market	35	6	27	395
Swap fee income	452	2,326	1,029	3,933
Other income	2,828	2,586	7,114	6,749
Total noninterest income	24,826	25,914	72,312	74,399
Noninterest Expense
Salaries and employee benefits	35,640	32,486	106,639	94,367
Net occupancy	4,782	4,629	14,584	13,586
Furniture and equipment	4,414	4,005	12,936	11,592
Data processing	3,857	3,721	11,024	10,379
Advertising and promotion	1,662	1,278	4,652	3,938
Pennsylvania shares tax	1,588	1,569	4,013	3,487
Intangible amortization	1,344	746	3,773	2,470
Other professional fees and services	1,603	1,204	4,376	3,622
FDIC insurance	1,920	796	4,614	2,196
Loss on sale or write-down of assets	50	54	97	215
Litigation and operational losses	1,626	758	3,263	1,987
Merger and acquisition related	379	448	8,860	448
Other operating	8,548	8,207	25,906	23,017
Total noninterest expense	67,413	59,901	204,737	171,304
Income Before Income Taxes	49,285	42,450	140,836	115,303
Income tax provision	10,054	8,482	28,600	22,855
Net Income	$39,231	$33,968	$112,236	$92,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(dollars in thousands, except share data)
Average Shares Outstanding	102,159,213	93,194,854	101,428,065	93,761,360
Average Shares Outstanding Assuming Dilution	102,442,878	93,450,259	101,674,970	93,994,158
Per Share Data: Basic Earnings per Share	$0.38	$0.36	$1.11	$0.99
Diluted Earnings per Share	$0.38	$0.36	$1.10	$0.98
Cash Dividends Declared per Common Share	$0.125	$0.120	$0.370	$0.355

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net Income	$39,231	$33,968	$112,236	$92,448
Other comprehensive loss, before tax benefit:
Unrealized holding losses on securities arising during the period	(21,389)	(46,213)	(25,150)	(135,258)
Less: reclassifcation adjustment for losses (gains) included in net income	103	—	103	(2)
Unrealized holding gains (losses) on derivatives arising during the period	2,111	(11,083)	4,336	(33,754)
Total other comprehensive loss, before tax benefit	(19,175)	(57,296)	(20,711)	(169,014)
Income tax benefit related to items of other comprehensive loss	3,672	12,032	4,349	35,493
Total other comprehensive loss	(15,503)	(45,264)	(16,362)	(133,521)
Comprehensive Income (Loss)	$23,728	$(11,296)	$95,874	$(41,073)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2022	93,376,314	$113,915	$497,431	$774,863	$(137,692)	$(196,443)	$1,052,074
Net income				112,236			112,236
Other comprehensive loss					(16,362)		(16,362)
Cash dividends declared ($0.370 per share)				(38,050)			(38,050)
Treasury stock acquired	(1,137,475)					(14,105)	(14,105)
Treasury stock reissued	163,950		660	—		1,551	2,211
Restricted stock	93,385	—	488	—		684	1,172
Common stock issued	9,688,478	9,688	131,667				141,355
Balance at September 30, 2023	102,184,652	$123,603	$630,246	$849,049	$(154,054)	$(208,313)	$1,240,531

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2021	94,233,152	$113,915	$496,121	$691,260	$(8,768)	$(183,156)	$1,109,372
Net income				92,448			92,448
Other comprehensive loss					(133,521)		(133,521)
Cash dividends declared ($0.355 per share)				(33,373)			(33,373)
Treasury stock acquired	(1,132,577)					(15,598)	(15,598)
Treasury stock reissued	174,989		580	—		1,612	2,192
Restricted stock	101,500	—	730	—		325	1,055
Balance at September 30, 2022	93,377,064	$113,915	$497,431	$750,335	$(142,289)	$(196,817)	$1,022,575

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at June 30, 2023	102,444,915	$123,603	$630,246	$822,619	$(138,551)	$(205,498)	$1,232,419
Net income				39,231			39,231
Other comprehensive loss					(15,503)		(15,503)
Cash dividends declared ($0.125 per share)				(12,801)			(12,801)
Treasury stock acquired	(260,263)					(3,216)	(3,216)
Treasury stock reissued	—		—	—		—	—
Restricted stock	—	—	—	—		401	401
Balance at September 30, 2023	102,184,652	$123,603	$630,246	$849,049	$(154,054)	$(208,313)	$1,240,531

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at June 30, 2022	93,705,120	$113,915	$497,431	$727,573	$(97,025)	$(192,736)	$1,049,158
Net income				33,968			33,968
Other comprehensive loss					(45,264)		(45,264)
Cash dividends declared ($0.120 per share)				(11,206)			(11,206)
Treasury stock acquired	(326,656)					(4,453)	(4,453)
Treasury stock reissued	—		—	—		—	—
Restricted stock	(1,400)	—	—	—		372	372
Balance at September 30, 2022	93,377,064	$113,915	$497,431	$750,335	$(142,289)	$(196,817)	$1,022,575
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Operating Activities	(dollars in thousands)
Net income	$112,236	$92,448
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,678	11,986
Deferred tax expense	3,179	297
Depreciation and amortization	2,831	7,790
Net gains on securities and other assets	(7,701)	(9,248)
Net amortization of premiums and discounts on securities	1,052	1,570
Income from increase in cash surrender value of bank owned life insurance	(3,627)	(4,113)
Increase in interest receivable	(5,156)	(888)
Mortgage loans originated for sale	(137,721)	(156,944)
Proceeds from sale of mortgage loans	128,270	159,078
Increase in interest payable	3,937	1,675
Decrease in income taxes payable	(1,905)	(5,222)
Other-net	(5,336)	10,251
Net cash provided by operating activities	106,737	108,680
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	31,394	66,139
Purchases	(200)	(200)
Transactions with securities available for sale:
Proceeds from sales	33,756	—
Proceeds from maturities and redemptions	75,593	117,718
Purchases	(155,782)	—
Purchases of FHLB stock	(83,218)	(3,244)
Proceeds from the redemption of FHLB stock	73,311	626
Proceeds from bank owned life insurance	2,246	4,823
Proceeds from sale of loans	110,695	52,906
Proceeds from sale of other assets	2,836	3,862
Net cash received from business acquisition	14,492	—
Net increase in loans and leases	(435,093)	(563,044)
Purchases of premises and equipment and other assets	(19,020)	(8,037)
Net cash used in investing activities	(348,990)	(328,451)
Financing Activities
Net decrease in other short-term borrowings	(1,368)	(40,383)
Net increase in deposits	479,307	95,183
Repayments of other long-term debt	(553)	(531)
Repayments of capital lease obligation	(397)	(372)
Dividends paid	(38,050)	(33,373)
Proceeds from reissuance of treasury stock	245	245
Purchase of treasury stock	(14,105)	(15,598)
Net cash provided by financing activities	425,079	5,171
Net increase (decrease) in cash and cash equivalents	182,826	(214,600)
Cash and cash equivalents at January 1	154,244	395,372
Cash and cash equivalents at September 30	$337,070	$180,772

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
The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year of 2023. These interim financial statements should be read in conjunction with First Commonwealth’s 2022 Annual Report on Form 10-K.
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
The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the Centric acquisition (dollars in thousands):

Consideration paid
Cash paid to shareholders - fractional shares	$1
Shares issued to shareholders (9,688,478 shares)	141,355
Total consideration paid		$141,356
Fair value of assets acquired
Cash and due from banks	14,492
Investment securities	34,302
FHLB stock	7,658
Loans	923,555
Premises and equipment	17,186
Core deposit intangible	16,671
Bank owned life insurance	4,502
Other assets	17,391
Total assets acquired	1,035,757
Fair value of liabilities assumed
Deposits	757,003
Borrowings	179,301
Other liabilities	18,484
Total liabilities assumed	954,788
Total fair value of identifiable net assets		80,969
Goodwill		$60,387

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
The valuation of the acquired assets and liabilities was completed in the second quarter of 2023. The following is a description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed. The Company used an independent valuation specialist to assist with the determination of fair values for certain acquired assets and assumed liabilities.
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
Acquired loans are classified into two categories: PCD loans and non-PCD loans. PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans will have an allowance established on acquisition date, which is recognized as an expense through provision for credit losses. For PCD loans, an allowance is recognized on day 1 by adding it to the fair value of the loan, which is the “Day 1 amortized cost”. There is no provision for credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loan.
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
Borrowings - The estimated fair value of short-term borrowings was determined to approximate stated value. Subordinated debentures were valued using a discounted cash flow approach incorporating a discount rate that incorporated similar terms, maturities and credit ratings.

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides details related to the fair value and Day 1 provision related to the acquired non-PCD loans as of February 1, 2023.

	Unpaid Principal Balance	(Discount) premium on acquired loans	Fair Value of Non-PCD Loans at Acquisition	Day 1 Provision for Credit Losses - Non-PCD Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$167,606	$(5,451)	$162,155	$3,482
Time and demand	165,878	(5,342)	160,536	3,436
Equipment finance	4	—	4	—
Time and demand other	1,724	(109)	1,615	46
Real estate construction	52,773	(1,126)	51,647	1,638
Construction other	34,801	(971)	33,830	1,146
Construction residential	17,972	(155)	17,817	492
Residential real estate	75,041	(2,593)	72,448	614
Residential first lien	53,612	(1,981)	51,631	437
Residential junior lien/home equity	21,429	(612)	20,817	177
Commercial real estate	378,777	(12,607)	366,170	4,911
Multifamily	45,475	(1,203)	44,272	514
Nonowner occupied	182,793	(5,660)	177,133	2,111
Owner occupied	150,509	(5,744)	144,765	2,286
Loans to individuals	640	(36)	604	8
Automobile and recreational vehicles	449	(25)	424	4
Consumer other	191	(11)	180	4
Total loans and leases	$674,837	$(21,813)	$653,024	$10,653
The following table presents the change in goodwill during the period (dollars in thousands):

For the Nine Months Ended September 30, 2023
Goodwill at December 31, 2022	$303,328
Goodwill from Centric acquisition	60,387
Goodwill at September 30, 2023	$363,715
Costs related to the acquisition totaled $8.9 million. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Consolidated Statements of Income.
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

	For the Nine Months Ended September 30,
	2023			2022
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized losses on securities:
Unrealized holding losses on securities arising during the period	$(25,150)	$5,282	$(19,868)	$(135,258)	$28,405	$(106,853)
Reclassification adjustment for losses (gains) on securities included in net income	103	(22)	81	(2)	—	(2)
Total unrealized losses on securities	(25,047)	5,260	(19,787)	(135,260)	28,405	(106,855)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	4,336	(911)	3,425	(33,754)	7,088	(26,666)
Total unrealized gains (losses) on derivatives	4,336	(911)	3,425	(33,754)	7,088	(26,666)
Total other comprehensive loss	$(20,711)	$4,349	$(16,362)	$(169,014)	$35,493	$(133,521)

	For the Three Months Ended September 30,
	2023			2022
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized losses on securities:
Unrealized holding losses on securities arising during the period	$(21,389)	$4,138	$(17,251)	$(46,213)	$9,705	$(36,508)
Reclassification adjustment for losses on securities included in net income	103	(22)	81	—	—	—
Total unrealized losses on securities	(21,286)	4,116	(17,170)	(46,213)	9,705	(36,508)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	2,111	(444)	1,667	(11,083)	2,327	(8,756)
Total unrealized gains (losses) on derivatives	2,111	(444)	1,667	(11,083)	2,327	(8,756)
Total other comprehensive loss	$(19,175)	$3,672	$(15,503)	$(57,296)	$12,032	$(45,264)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the nine months ended September 30:

	2023				2022
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(107,471)	$268	$(30,489)	$(137,692)	$(3,317)	$95	$(5,546)	$(8,768)
Other comprehensive loss before reclassification adjustment	(19,868)	—	3,425	(16,443)	(106,853)	—	(26,666)	(133,519)
Amounts reclassified from accumulated other comprehensive (loss) income	81	—	—	81	(2)	—	—	(2)
Net other comprehensive loss during the period	(19,787)	—	3,425	(16,362)	(106,855)	—	(26,666)	(133,521)
Balance at September 30	$(127,258)	$268	$(27,064)	$(154,054)	$(110,172)	$95	$(32,212)	$(142,289)

The following table details the change in components of OCI for the three months ended September 30:

	2023				2022
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at June 30	$(110,088)	$268	$(28,731)	$(138,551)	$(73,664)	$95	$(23,456)	$(97,025)
Other comprehensive loss before reclassification adjustment	(17,251)	—	1,667	(15,584)	(36,508)	—	(8,756)	(45,264)
Amounts reclassified from accumulated other comprehensive (loss) income	81	—	—	81	—	—	—	—
Net other comprehensive loss during the period	(17,170)	—	1,667	(15,503)	(36,508)	—	(8,756)	(45,264)
Balance at September 30	$(127,258)	$268	$(27,064)	$(154,054)	$(110,172)	$95	$(32,212)	$(142,289)
Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the nine months ended September 30:

	2023	2022
	(dollars in thousands)
Cash paid during the period for:
Interest	$92,376	$7,685
Income taxes	26,874	23,621
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	2,933	2,211
Loans transferred from held to maturity to held for sale	117,143	47,213
Loans transferred from available for sale to held to maturity	(519)	(94)
Gross decrease in market value adjustment to securities available for sale	(25,047)	(135,260)
Gross increase (decrease) in market value adjustment to derivatives	4,336	(33,754)
Increase in limited partnership investment unfunded commitment	1,320	—
Noncash treasury stock reissuance	1,966	1,947
Net assets acquired through acquisition	66,477	—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average common shares issued	123,603,380	113,914,902	122,503,223	113,914,902
Average treasury stock shares	(21,222,298)	(20,485,573)	(20,849,426)	(19,938,539)
Average deferred compensation shares	(56,402)	(55,751)	(56,029)	(55,716)
Average unearned non-vested shares	(165,467)	(178,724)	(169,703)	(159,287)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	102,159,213	93,194,854	101,428,065	93,761,360
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	226,939	199,620	190,178	177,013
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	56,726	55,785	56,727	55,785
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	102,442,878	93,450,259	101,674,970	93,994,158
Per Share Data:
Basic Earnings per Share	$0.38	$0.36	$1.11	$0.99
Diluted Earnings per Share	$0.38	$0.36	$1.10	$0.98
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the nine months ended September 30, because to do so would have been antidilutive.

	2023			2022
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	137,169	$12.70	$16.43	148,423	$12.77	$16.43
Restricted Stock Units	32,470	$17.53	$17.53	24,529	$21.08	$21.08

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
The following table identifies the notional amount of those instruments at the date shown below:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,525,601	$2,356,539
Financial standby letters of credit	12,265	18,417
Performance standby letters of credit	15,801	12,853
Commercial letters of credit	161	573

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notional amounts outstanding as of September 30, 2023 include amounts issued in 2023 of $0.9 million in performance standby letters of credit and $0.3 million in financial standby letters of credit. There were no commercial letters of credit issued in 2023. A liability of $0.1 million has been recorded as of both September 30, 2023 and December 31, 2022, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $8.9 million and $10.0 million as of September 30, 2023 and December 31, 2022, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans as well as estimated utilization for each loan category.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2023, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	September 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,678	$10	$(262)	$3,426	$4,127	$37	$(181)	$3,983
Mortgage-Backed Securities – Commercial	429,282	—	(64,471)	364,811	324,306	—	(52,890)	271,416
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	501,750	1	(90,493)	411,258	527,777	59	(78,847)	448,989
Other Government-Sponsored Enterprises	1,000	—	(113)	887	1,000	—	(118)	882
Obligations of States and Political Subdivisions	9,228	—	(1,475)	7,753	9,482	—	(1,295)	8,187
Corporate Securities	33,752	—	(4,284)	29,468	32,010	179	(2,985)	29,204
Total Securities Available for Sale	$978,690	$11	$(161,098)	$817,603	$898,702	$275	$(136,316)	$762,661

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2023, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$6,253	$6,206
Due after 1 but within 5 years	8,890	8,649
Due after 5 but within 10 years	28,837	23,253
Due after 10 years	—	—
	43,980	38,108
Mortgage-Backed Securities (a)	934,710	779,495
Total Debt Securities	$978,690	$817,603

(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $433.0 million and a fair value of $368.2 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $501.7 million and a fair value of $411.3 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales and maturities related to securities held to maturity and securities available for sale were as follows for the nine months ended September 30:

	2023	2022
	(dollars in thousands)
Proceeds from sales	$33,756	$—
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	(103)	—
	(103)	—
Maturities
Gross gains	—	2
Gross losses	—	—
	—	2
Net gains	$(103)	$2
Proceeds from sales included in above table are a result of the sale of investments acquired as part of the Centric acquisition. All of the acquired investments were recorded at fair value at the time of acquisition and subsequently sold at the same value, with the exception of one corporate security. This security was sold in the third quarter of 2023 at a loss of $103 thousand.
Securities available for sale with an estimated fair value of $377.6 million and $626.7 million were pledged as of September 30, 2023 and December 31, 2022, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	September 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$1,800	$—	$(279)	$1,521	$2,008	$—	$(224)	$1,784
Mortgage-Backed Securities- Commercial	70,793	—	(17,191)	53,602	75,229	—	(14,196)	61,033
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	304,036	—	(61,572)	242,464	329,267	—	(53,002)	276,265
Mortgage-Backed Securities – Commercial	2,853	—	(55)	2,798	4,794	—	(129)	4,665
Other Government-Sponsored Enterprises	22,461	—	(5,205)	17,256	22,221	—	(4,501)	17,720
Obligations of States and Political Subdivisions	26,615	—	(3,558)	23,057	26,643	—	(2,865)	23,778
Debt Securities Issued by Foreign Governments	1,000	—	(52)	948	1,000	—	(40)	960
Total Securities Held to Maturity	$429,558	$—	$(87,912)	$341,646	$461,162	$—	$(74,957)	$386,205
The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$1,145	$1,140
Due after 1 but within 5 years	11,811	10,928
Due after 5 but within 10 years	36,557	28,802
Due after 10 years	563	391
	50,076	41,261
Mortgage-Backed Securities (a)	379,482	300,385
Total Debt Securities	$429,558	$341,646
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $72.6 million and a fair value of $55.1 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $306.9 million and a fair value of $245.3 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $119.2 million and $368.8 million were pledged as of September 30, 2023 and December 31, 2022, respectively, to secure public deposits and for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2023 and December 31, 2022, our FHLB stock totaled $42.8 million and $25.2 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and nine months ended September 30, 2023.
As of both September 30, 2023 and December 31, 2022, "Other investments" also includes $6.2 million and $1.2 million, respectively, in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the nine-months ended September 30, 2023 and 2022, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
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
The following table presents the gross unrealized losses and estimated fair values at September 30, 2023 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$633	$(15)	$3,233	$(526)	$3,866	$(541)
Mortgage-Backed Securities – Commercial	95,858	(1,190)	293,015	(80,472)	388,873	(81,662)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	3,042	(79)	628,596	(151,986)	631,638	(152,065)
Mortgage-Backed Securities – Commercial	—	—	2,798	(55)	2,798	(55)
Other Government-Sponsored Enterprises	—	—	18,143	(5,318)	18,143	(5,318)
Obligations of States and Political Subdivisions	4,526	(177)	26,284	(4,856)	30,810	(5,033)
Debt Securities Issued by Foreign Governments	195	(5)	753	(47)	948	(52)
Corporate Securities	8,552	(202)	20,917	(4,082)	29,469	(4,284)
Total Securities	$112,806	$(1,668)	$993,739	$(247,342)	$1,106,545	$(249,010)

At September 30, 2023, fixed income securities issued by the U.S. Government and U.S. Government-sponsored enterprises comprised 96% of total unrealized losses. All unrealized losses are the result of changes in market interest rates. At September 30, 2023, there are 231 debt securities in an unrealized loss position.

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
As of September 30, 2023, our corporate securities had an amortized cost and an estimated fair value of $33.8 million and $29.5 million, respectively. As of December 31, 2022, our corporate securities had an amortized cost and estimated fair value of $32.0 million and $29.2 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were eight and six corporate securities, respectively, in an unrealized loss position as of September 30, 2023 and December 31, 2022. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the nine months ended September 30, 2023 and 2022.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Consolidated Statements of Financial Condition net of deferred fees and costs, and discounts related to purchased loans. Net deferred fees were $7.4 million and $5.9 million as of September 30, 2023 and December 31, 2022, respectively, and discounts on purchased loans from acquisitions were $27.6 million and $5.4 million as of September 30, 2023 and December 31, 2022, respectively. The following table provides outstanding balances related to each of our loan types:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,496,021	$1,211,706
Time and demand	1,189,604	1,023,824
Commercial credit cards	12,934	13,920
Equipment finance	190,116	79,674
Time and demand other	103,367	94,288
Real estate construction	575,547	513,101
Construction other	508,875	395,439
Construction residential	66,672	117,662
Residential real estate	2,414,781	2,194,669
Residential first lien	1,737,203	1,547,192
Residential junior lien/home equity	677,578	647,477
Commercial real estate	3,050,084	2,425,012
Multifamily	537,565	431,151
Nonowner occupied	1,806,738	1,510,347
Owner occupied	705,781	483,514
Loans to individuals	1,365,292	1,297,655
Automobile and recreational vehicles	1,285,380	1,210,451
Consumer credit cards	9,997	10,657
Consumer other	69,915	76,547
Total loans and leases	$8,901,725	$7,642,143
First Commonwealth’s loan portfolio includes five primary loan categories. When calculating the allowance for credit losses these categories are classified into fourteen portfolio segments. The composition of loans by portfolio segment includes:
Commercial, financial, agricultural and other
Time & Demand - Consists primarily of commercial and industrial loans. This category consists of loans that are typically cash flow dependent and therefore have different risk and loss characteristics than other commercial loans. Loans in this category include revolving and term structures with fixed and variable interest rates. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and economic conditions measured by GDP. At September 30, 2023 and December 31, 2022, this category includes $0.9 million and $4.3 million in Paycheck Protection Program ("PPP") loans for small businesses. Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans.
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
Nonowner Occupied - Consists of loans secured by non-owner occupied commercial real estate and provides different loss characteristics than other real estate categories. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and economic conditions measured by GDP.
Owner Occupied - Consists of loans secured by owner occupied commercial real estate properties. The risk and loss characteristics of this category were considered different than other real estate categories because it is owner occupied and would impact the ability to conduct business. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and economic conditions measured by GDP.
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
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default, and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 3.78% and during the one-year forecast period it was projected to average 4.59%, with a peak of 4.86%.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	September 30, 2023
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,417,177	$46,843	$32,001	$—	$—	$78,844	$1,496,021
Time and demand	1,111,155	46,843	31,606	—	—	78,449	1,189,604
Commercial credit cards	12,934	—	—	—	—	—	12,934
Equipment finance	189,735	—	381	—	—	381	190,116
Time and demand other	103,353	—	14	—	—	14	103,367
Real estate construction	570,581	1,678	3,288	—	—	4,966	575,547
Construction other	503,909	1,678	3,288	—	—	4,966	508,875
Construction residential	66,672	—	—	—	—	—	66,672
Residential real estate	2,404,117	2,581	8,083	—	—	10,664	2,414,781
Residential first lien	1,730,461	2,581	4,161	—	—	6,742	1,737,203
Residential junior lien/home equity	673,656	—	3,922	—	—	3,922	677,578
Commercial real estate	2,951,568	75,818	22,698	—	—	98,516	3,050,084
Multifamily	537,000	461	104	—	—	565	537,565
Nonowner occupied	1,738,117	50,807	17,814	—	—	68,621	1,806,738
Owner occupied	676,451	24,550	4,780	—	—	29,330	705,781
Loans to individuals	1,365,090	—	202	—	—	202	1,365,292
Automobile and recreational vehicles	1,285,180	—	200	—	—	200	1,285,380
Consumer credit cards	9,997	—	—	—	—	—	9,997
Consumer other	69,913	—	2	—	—	2	69,915
Total loans and leases	$8,708,533	$126,920	$66,272	$—	$—	$193,192	$8,901,725

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,164,193	$35,389	$12,124	$—	$—	$47,513	$1,211,706
Time and demand	976,346	35,389	12,089	—	—	47,478	1,023,824
Commercial credit cards	13,920	—	—	—	—	—	13,920
Equipment finance	79,674	—	—	—	—	—	79,674
Time and demand other	94,253	—	35	—	—	35	94,288
Real estate construction	513,101	—	—	—	—	—	513,101
Construction other	395,439	—	—	—	—	—	395,439
Construction residential	117,662	—	—	—	—	—	117,662
Residential real estate	2,187,780	736	6,153	—	—	6,889	2,194,669
Residential first lien	1,542,854	675	3,663	—	—	4,338	1,547,192
Residential junior lien/home equity	644,926	61	2,490	—	—	2,551	647,477
Commercial real estate	2,347,000	52,291	25,721	—	—	78,012	2,425,012
Multifamily	430,613	488	50	—	—	538	431,151
Nonowner occupied	1,439,478	49,037	21,832	—	—	70,869	1,510,347
Owner occupied	476,909	2,766	3,839	—	—	6,605	483,514
Loans to individuals	1,297,206	—	449	—	—	449	1,297,655
Automobile and recreational vehicles	1,210,090	—	361	—	—	361	1,210,451
Consumer credit cards	10,657	—	—	—	—	—	10,657
Consumer other	76,459	—	88	—	—	88	76,547
Total loans and leases	$7,509,280	$88,416	$44,447	$—	$—	$132,863	$7,642,143

The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year:

	September 30, 2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Time and demand	$140,075	$201,945	$123,174	$76,068	$52,514	$76,227	$519,601	$1,189,604
Pass	137,708	193,983	112,478	71,311	40,027	69,936	485,712	1,111,155
OAEM	1,784	2,653	2,983	1,980	10,517	780	26,146	46,843
Substandard	583	5,309	7,713	2,777	1,970	5,511	7,743	31,606
Gross charge-offs	—	(6)	(6)	—	(2,363)	(1,112)	(3,937)	(7,424)
Gross recoveries	—	—	—	96	4	107	7	214
Commercial credit cards	—	—	—	—	—	—	12,934	12,934
Pass	—	—	—	—	—	—	12,934	12,934
Gross charge-offs	—	—	—	—	—	—	(63)	(63)
Gross recoveries	—	—	—	—	—	—	13	13

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Equipment finance	122,806	67,310	—	—	—	—	—	190,116
Pass	122,806	66,929	—	—	—	—	—	189,735
Substandard	—	381	—	—	—	—	—	381
Gross charge-offs	—	(45)	—	—	—	—	—	(45)
Gross recoveries	—	—	—	—	—	—	—	—
Time and demand other	3,214	6,482	17,867	20,272	3,219	48,542	3,771	103,367
Pass	3,214	6,482	17,867	20,272	3,219	48,528	3,771	103,353
Substandard	—	—	—	—	—	14	—	14
Gross charge-offs	—	—	—	—	—	—	(1,570)	(1,570)
Gross recoveries	—	—	—	—	—	—	125	125
Construction other	60,546	174,511	193,450	43,890	21,676	14,105	697	508,875
Pass	60,546	171,223	191,772	43,890	21,676	14,105	697	503,909
OAEM	—	—	1,678	—	—	—	—	1,678
Substandard	—	3,288	—	—	—	—	—	3,288
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Construction residential	17,883	36,866	2,290	5,596	3,559	—	478	66,672
Pass	17,883	36,866	2,290	5,596	3,559	—	478	66,672
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Residential first lien	100,354	372,352	537,574	326,371	99,473	299,027	2,052	1,737,203
Pass	100,349	371,775	535,103	326,218	98,655	296,386	1,975	1,730,461
OAEM	—	—	2,059	—	124	321	77	2,581
Substandard	5	577	412	153	694	2,320	—	4,161
Gross charge-offs	—	(2)	(1)	(4)	(1)	(116)	—	(124)
Gross recoveries	—	—	—	—	—	65	—	65
Residential junior lien/home equity	49,611	72,616	46,038	2,118	2,554	5,299	499,342	677,578
Pass	49,611	72,616	46,038	2,118	2,552	5,227	495,494	673,656
Substandard	—	—	—	—	2	72	3,848	3,922
Gross charge-offs	—	—	—	—	—	—	(260)	(260)
Gross recoveries	—	—	—	—	—	—	63	63
Multifamily	5,960	156,540	141,101	97,027	32,940	101,828	2,169	537,565
Pass	5,960	156,540	141,101	97,027	32,940	101,263	2,169	537,000
OAEM	—	—	—	—	—	461	—	461
Substandard	—	—	—	—	—	104	—	104
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Nonowner occupied	142,431	418,600	170,408	163,124	232,990	670,243	8,942	1,806,738
Pass	142,431	418,118	170,408	158,484	224,009	615,790	8,877	1,738,117
OAEM	—	—	—	4,640	8,823	37,344	—	50,807
Substandard	—	482	—	—	158	17,109	65	17,814
Gross charge-offs	—	—	—	—	—	(172)	—	(172)
Gross recoveries	—	—	—	—	—	126	—	126

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Owner occupied	79,093	165,825	139,993	82,204	61,033	166,516	11,117	705,781
Pass	79,093	165,137	134,769	77,517	45,192	163,742	11,001	676,451
OAEM	—	688	4,133	3,683	14,253	1,760	33	24,550
Substandard	—	—	1,091	1,004	1,588	1,014	83	4,780
Gross charge-offs	—	—	—	—	—	(1,517)	—	(1,517)
Gross recoveries	—	—	—	—	—	16	—	16
Automobile and recreational vehicles	356,253	495,340	254,706	127,614	42,439	9,028	—	1,285,380
Pass	356,253	495,312	254,681	127,591	42,370	8,973	—	1,285,180
Substandard	—	28	25	23	69	55	—	200
Gross charge-offs	(153)	(1,370)	(794)	(714)	(350)	(88)	—	(3,469)
Gross recoveries	1	259	255	224	246	129	—	1,114
Consumer credit cards	—	—	—	—	—	—	9,997	9,997
Pass	—	—	—	—	—	—	9,997	9,997
Gross charge-offs	—	—	—	—	—	—	(205)	(205)
Gross recoveries	—	—	—	—	—	—	63	63
Consumer other	5,387	4,741	14,055	1,651	1,613	3,799	38,669	69,915
Pass	5,387	4,741	14,055	1,651	1,613	3,799	38,667	69,913
Substandard	—	—	—	—	—	—	2	2
Gross charge-offs	—	(24)	(49)	(30)	(136)	(17)	(719)	(975)
Gross recoveries	—	1	2	8	32	55	113	211
Total loans and leases	$1,083,613	$2,173,128	$1,640,656	$945,935	$554,010	$1,394,614	$1,109,769	$8,901,725
Total charge-offs	(153)	(1,447)	(850)	(748)	(2,850)	(3,022)	(6,754)	(15,824)
Total recoveries	1	260	257	328	282	498	384	2,010

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
Total net charge-offs for the nine months ended September 30, 2023 and 2022 were $13.8 million and $5.1 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of September 30, 2023 and December 31, 2022. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	September 30, 2023
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,112	$956	$532	$17,900	$21,500	$1,474,521	$1,496,021
Time and demand	1,630	737	531	17,519	20,417	1,169,187	1,189,604
Commercial credit cards	97	18	—	—	115	12,819	12,934
Equipment finance	384	201	—	381	966	189,150	190,116
Time and demand other	1	—	1	—	2	103,365	103,367
Real estate construction	—	1,678	—	3,288	4,966	570,581	575,547
Construction other	—	1,678	—	3,288	4,966	503,909	508,875
Construction residential	—	—	—	—	—	66,672	66,672
Residential real estate	4,905	1,709	1,203	7,750	15,567	2,399,214	2,414,781
Residential first lien	2,665	1,306	599	3,883	8,453	1,728,750	1,737,203
Residential junior lien/home equity	2,240	403	604	3,867	7,114	670,464	677,578
Commercial real estate	2,436	294	300	18,784	21,814	3,028,270	3,050,084
Multifamily	117	—	—	68	185	537,380	537,565
Nonowner occupied	592	49	—	16,176	16,817	1,789,921	1,806,738
Owner occupied	1,727	245	300	2,540	4,812	700,969	705,781
Loans to individuals	4,260	1,607	449	202	6,518	1,358,774	1,365,292
Automobile and recreational vehicles	3,890	1,067	99	200	5,256	1,280,124	1,285,380
Consumer credit cards	37	45	—	—	82	9,915	9,997
Consumer other	333	495	350	2	1,180	68,735	69,915
Total loans and leases	$13,713	$6,244	$2,484	$47,924	$70,365	$8,831,360	$8,901,725

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
At September 30, 2023 and December 31, 2022, there were no nonperforming loans held for sale. During both the nine months ended September 30, 2023 and 2022, there were no gains recognized on the sale of nonperforming loans.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of September 30, 2023 and December 31, 2022. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position. The increase in nonperforming loans is primarily a result of $22.0 million in loans acquired from Centric, offset by the removal of $6.4 million in accruing troubled debt restructurings ("TDR's"). The TDR's were eliminated as a result of our adoption of ASU 2022-02, Financial Instruments Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). This standard was adopted on January 1, 2023 and eliminates the accounting guidance for TDR's while enhancing disclosure requirements for loan modifications for borrowers experiencing financial difficulty.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2023			December 31, 2022
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$2,671	$11,142		$3,141	$9,555
Time and demand	2,290	10,761		3,141	9,555
Equipment finance	381	381		—	—
Time and demand other	—	—		—	—
Real estate construction	3,288	3,288		—	—
Construction other	3,288	3,288		—	—
Construction residential	—	—		—	—
Residential real estate	6,514	8,328		9,145	11,010
Residential first lien	3,883	4,970		5,754	6,848
Residential junior lien/home equity	2,631	3,358		3,391	4,162
Commercial real estate	5,114	5,847		21,505	24,119
Multifamily	68	68		—	—
Nonowner occupied	3,575	4,553		20,155	22,565
Owner occupied	1,471	1,226		1,350	1,554
Loans to individuals	202	353		528	563
Automobile and recreational vehicles	200	351		440	475
Consumer other	2	2		88	88
Subtotal	17,789	28,958		34,319	45,247
With an allowance recorded:
Commercial, financial, agricultural and other	15,229	16,562	$11,994	1,168	1,186	$711
Time and demand	15,229	16,562	11,994	1,168	1,186	711
Equipment finance	—	—	—	—	—	—
Time and demand other	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Construction other	—	—	—	—	—	—
Construction residential	—	—	—	—	—	—
Residential real estate	1,236	1,406	70	—	—	—
Residential first lien	—	—	—	—	—	—
Residential junior lien/home equity	1,236	1,406	70	—	—	—
Commercial real estate	13,670	14,459	4,162	—	—	—
Multifamily	—	—	—	—	—	—
Nonowner occupied	12,601	13,369	4,099	—	—	—
Owner occupied	1,069	1,090	63	—	—	—
Loans to individuals	—	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Subtotal	30,135	32,427	16,226	1,168	1,186	711
Total	$47,924	$61,385	$16,226	$35,487	$46,433	$711

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30,
	2023		2022
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$3,974	$141	$3,762	$88
Time and demand	3,786	141	3,762	88
Equipment finance	188	—	—	—
Time and demand other	—	—	—	—
Real estate construction	365	—	—	—
Construction other	365	—	—	—
Construction residential	—	—	—	—
Residential real estate	6,224	75	8,984	190
Residential first lien	3,602	74	5,120	139
Residential junior lien/home equity	2,622	1	3,864	51
Commercial real estate	9,253	170	16,663	89
Multifamily	30	—	230	—
Nonowner occupied	7,313	57	14,869	69
Owner occupied	1,910	113	1,564	20
Loans to individuals	428	7	435	13
Automobile and recreational vehicles	341	7	363	13
Consumer other	87	—	72	—
Subtotal	20,244	393	29,844	380
With an allowance recorded:
Commercial, financial, agricultural and other	10,190	(16)	195	—
Time and demand	10,190	(16)	195	—
Equipment finance	—	—	—	—
Time and demand other	—	—	—	—
Real estate construction	—	—	—	—
Construction other	—	—	—	—
Construction residential	—	—	—	—
Residential real estate	1,099	—	—	—
Residential first lien	—	—	—	—
Residential junior lien/home equity	1,099	—	—	—
Commercial real estate	13,134	—	6,795	—
Multifamily	—	—	—	—
Nonowner occupied	12,763	—	6,795	—
Owner occupied	371	—	—	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	24,423	(16)	6,990	—
Total	$44,667	$377	$36,834	$380

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,
	2023		2022
	Average recorded investment	Interest income recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$2,509	$135	$3,518	$30
Time and demand	2,269	135	3,518	30
Equipment finance	240	—	—	—
Time and demand other	—	—	—	—
Real estate construction	1,096	—	—	—
Construction other	1,096	—	—	—
Construction residential	—	—	—	—
Residential real estate	6,290	35	8,981	48
Residential first lien	3,784	34	5,200	33
Residential junior lien/home equity	2,506	1	3,781	15
Commercial real estate	7,908	213	16,124	27
Multifamily	68	—	—	—
Nonowner occupied	6,498	53	14,637	18
Owner occupied	1,342	160	1,487	9
Loans to individuals	401	6	443	5
Automobile	315	6	369	5
Consumer other	86	—	74	—
Subtotal	18,204	389	29,066	110
With an allowance recorded:
Commercial, financial, agricultural and other	14,980	—	584	—
Time and demand	14,980	—	584	—
Equipment finance	—	—	—	—
Time and demand other	—	—	—	—
Real estate construction	—	—	—	—
Construction other	—	—	—	—
Construction residential	—	—	—	—
Residential real estate	1,236	—	—	—
Residential first lien	—	—	—	—
Residential junior lien/home equity	1,236	—	—	—
Commercial real estate	13,514	—	6,336	—
Multifamily	—	—	—	—
Nonowner occupied	12,601	—	6,336	—
Owner occupied	913	—	—	—
Loans to individuals	—	—	—	—
Automobile	—	—	—	—
Consumer other	—	—	—	—
Subtotal	29,730	—	6,920	—
Total	$47,934	$389	$35,986	$110
Unfunded commitments related to nonperforming loans were $0.1 million at both September 30, 2023 and December 31, 2022. After consideration of the requirements to draw and available collateral related to these commitments, it was determined that no reserve was required for these commitments at September 30, 2023 and December 31, 2022.

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
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty:

	For the Nine Months Ended September 30, 2023
	Rate Reduction	Term Extension	Principal Forgiveness	Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Residential real estate	$22	$305	$—	$305	$632	0.03%
Residential first lien	22	305	—	305	632	0.04
Total	$22	$305	$—	$305	$632	0.01%

	For the Three Months Ended September 30, 2023
	Rate Reduction	Term Extension	Principal Forgiveness	Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Residential real estate	$—	$144	$—	$63	$207	0.01%
Residential first lien	—	144	—	63	207	0.01
Total	$—	$144	$—	$63	$207	—%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

	For the Nine Months Ended September 30, 2023
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Residential real estate	2.25%	2.8	$—	0.5
Residential first lien	2.25	2.8	—	0.5
Total	2.25%	2.8	$—	0.5

	For the Three Months Ended September 30, 2023
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Residential real estate	—%	2.2	$—	0.5
Residential first lien	—	2.2	—	0.5
Total	—%	2.2	$—	0.5

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A modification is considered to be in default when the loan is 90 days or more past due. For the nine months ended September 30, 2023, there were no modified loans that were considered to be in default. The following table shows the payment status of loans that have been modified on or after January 1, 2023, the date we adopted ASU 2022-02:

	September 30, 2023
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Total
	(dollars in thousands)
Residential real estate	$632	$—	$—	$—	$632
Residential first lien	632	—	—	—	632
Total loans and leases	$632	$—	$—	$—	$632
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
The troubled debt restructurings included in the above tables are also included in the nonperforming loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the nine months ended September 30, 2022, $10 thousand in rate modifications represent loans with modifications to the rate as well as payment as a result of re-amortization. The changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
For the three months ended September 30, 2022, there were no loans identified as troubled debt restructurings.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. For both the three and nine months ended September 30, 2022, there were no loans restructured within the past twelve months that were considered to be in default.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Nine Months Ended September 30, 2023
	Beginning balance	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$22,650	$19,417	$(9,102)	$352	$4,088	$37,405
Time and demand	20,040	19,417	(7,424)	214	804	33,051
Commercial credit cards	335	—	(63)	13	22	307
Equipment finance	1,086	—	(45)	—	1,586	2,627
Time and demand other	1,189	—	(1,570)	125	1,676	1,420
Real estate construction	8,822	287	—	—	(605)	8,504
Construction other	6,360	227	—	—	765	7,352
Construction residential	2,462	60	—	—	(1,370)	1,152
Residential real estate	21,412	527	(384)	128	2,257	23,940
Residential first lien	14,822	197	(124)	65	2,071	17,031
Residential junior lien/home equity	6,590	330	(260)	63	186	6,909
Commercial real estate	28,804	6,971	(1,689)	142	8,871	43,099
Multifamily	4,726	234	—	—	861	5,821
Nonowner occupied	16,426	2,739	(172)	126	6,373	25,492
Owner occupied	7,652	3,998	(1,517)	16	1,637	11,786
Loans to individuals	21,218	3	(4,649)	1,388	3,429	21,389
Automobile and recreational vehicles	18,819	3	(3,469)	1,114	2,823	19,290
Consumer credit cards	412	—	(205)	63	100	370
Consumer other	1,987	—	(975)	211	506	1,729
Total loans and leases	$102,906	$27,205	$(15,824)	$2,010	$18,040	$134,337
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2023
	Beginning balance	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$41,714	$—	$(1,762)	$98	$(2,645)	$37,405
Time and demand	37,873	—	(954)	46	(3,914)	33,051
Commercial credit cards	320	—	(28)	6	9	307
Equipment finance	2,074	—	—	—	553	2,627
Time and demand other	1,447	—	(780)	46	707	1,420
Real estate construction	7,728	—	—	—	776	8,504
Construction other	6,145	—	—	—	1,207	7,352
Construction residential	1,583	—	—	—	(431)	1,152
Residential real estate	23,740	—	(304)	57	447	23,940
Residential first lien	16,563	—	(107)	22	553	17,031
Residential junior lien/home equity	7,177	—	(197)	35	(106)	6,909
Commercial real estate	38,927	—	(172)	6	4,338	43,099
Multifamily	5,775	—	—	—	46	5,821
Nonowner occupied	21,710	—	(172)	2	3,952	25,492
Owner occupied	11,442	—	—	4	340	11,786
Loans to individuals	21,437	—	(2,360)	461	1,851	21,389
Automobile and recreational vehicles	19,258	—	(1,883)	412	1,503	19,290
Consumer credit cards	375	—	(59)	16	38	370
Consumer other	1,804	—	(418)	33	310	1,729
Total loans and leases	$133,546	$—	$(4,598)	$622	$4,767	$134,337
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

			September 30, 2023	December 31, 2022
Balance sheet:
Operating lease asset classified as premises and equipment			$45,783	$40,747
Operating lease liability classified as other liabilities			50,155	45,149

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,521	$1,259	$4,565	$3,727

Weighted average lease term, in years			13.37	14.10
Weighted average discount rate			3.51%	3.28%
Operating cash flows			$1,571	$1,245
In the above table, the increase in the ROU asset and lease liability at September 30, 2023 compared to December 31, 2022, is primarily a result of leases assumed as part of the Centric acquisition.
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2023 were as follows (dollars in thousands):

For the twelve months ended:
September 30, 2024	$5,847
September 30, 2025	5,621
September 30, 2026	5,160
September 30, 2027	4,909
September 30, 2028	4,672
Thereafter	37,922
Total future minimum lease payments	64,131
Less remaining imputed interest	13,976
Operating lease liability	$50,155

Note 10 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at September 30, 2023 and December 31, 2022, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
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
Interest rate derivatives are reported at an estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities, and consist of interest rate swaps where there is no significant deterioration in the counterparties' and/or loan customers' credit risk since origination of the interest rate swap as well as interest rate caps, interest rate collars and risk participation agreements. First Commonwealth values its interest rate swap and cap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments used to determine the U.S. Dollar yield curve includes Secured Overnight Financing Rate ("SOFR") rates from overnight to one year, Eurodollar futures contracts and SOFR

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

swap rates from one year to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 12, “Derivatives.”
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
September 30, 2023
Other Investments	$6,182		Carrying Value	N/A	N/A
Nonperforming Loans	253	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$3.00 - $3.00 (b)
				Oil per BBL/d	$80.00 - $80.00 (b)
Limited Partnership Investments	26,397		Par Value	N/A	N/A
December 31, 2022
Other Investments	$1,170		Carrying Value	N/A	N/A
Nonperforming Loans	363	(a)	Gas Reserve Study	Discount rate	10.00%
				Gas per MMBTU	$3.00 - $3.00 (b)
				Oil per BBL/d	$80.00 - $80.00 (b)
Limited Partnership Investments	17,691		Par Value	N/A	N/A

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
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$3,426	$—	$3,426
Mortgage-Backed Securities - Commercial	—	364,811	—	364,811
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	411,258	—	411,258
Other Government-Sponsored Enterprises	—	887	—	887
Obligations of States and Political Subdivisions	—	7,753	—	7,753
Corporate Securities	—	29,468	—	29,468
Total Securities Available for Sale	—	817,603	—	817,603
Other Investments	—	42,797	6,182	48,979
Loans Held for Sale	—	33,127	—	33,127
Other Assets(a)	—	65,834	26,397	92,231
Total Assets	$—	$959,361	$32,579	$991,940
Other Liabilities(a)	$—	$99,441	$—	$99,441
Total Liabilities	$—	$99,441	$—	$99,441
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

	2023
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,170	$17,691	$18,861
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	5,000	9,161	14,161
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(512)	(512)
Transfers from Level 3	—	—	—
Transfers into Level 3	12	57	69
Balance, end of period	$6,182	$26,397	$32,579

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
During the nine months ended September 30, 2023 and 2022, there were no transfers between fair value Levels 1, 2 or 3; however, $12 thousand in other investments and $57 thousand in other assets were transferred into Level 3 for the nine months ended September 30, 2023 as a result of assets acquired in the Centric acquisition. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2023 and 2022.
For the three months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2023
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$6,182	$25,011	$31,193
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	1,544	1,544
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(158)	(158)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$6,182	$26,397	$32,579

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
During the three months ended September 30, 2023 and 2022, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2023 and 2022.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at the dates shown below:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$21,934	$9,764	$31,698
Other real estate owned	—	834	—	834
Total Assets	$—	$22,768	$9,764	$32,532

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$23,140	$11,636	$34,776
Other real estate owned	—	553	—	553
Total Assets	$—	$23,693	$11,636	$35,329
The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Nonperforming loans	$(4,598)	$(2,200)	$(5,265)	$(2,653)
Other real estate owned	—	—	—	—
Total losses	$(4,598)	$(2,200)	$(5,265)	$(2,653)
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
The fair value for other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned, determined using an internal valuation, is classified as Level 3. Other real estate owned has a current carrying value of $0.8 million as of September 30, 2023 and consists of seven residential real estate properties in Pennsylvania and Ohio. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2023.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million at both September 30, 2023 and December 31, 2022. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
Deposit liabilities: The estimated fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date because of the customers’ ability to withdraw funds immediately. The fair value of fixed rate time deposits are estimated by discounting the future cash flows using interest rates currently being offered and a schedule of aggregated expected maturities.
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
The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	September 30, 2023
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$122,982	$122,982	$122,982	$—	$—
Interest-bearing deposits	214,088	214,088	214,088	—	—
Securities available for sale	817,603	817,603	—	817,603	—
Securities held to maturity	429,558	341,646	—	341,646	—
Other investments	48,979	48,979	—	42,797	6,182
Loans held for sale	33,127	33,127	—	33,127	—
Loans and leases	8,901,725	8,683,023	—	21,934	8,661,089
Financial liabilities
Deposits	9,241,065	9,227,226	—	9,227,226	—
Short-term borrowings	544,060	539,688	—	539,688	—
Subordinated debt	177,679	149,252	—	—	149,252
Long-term debt	4,310	4,142	—	4,142	—
Capital lease obligation	5,028	5,028	—	5,028	—

	December 31, 2022
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$124,254	$124,254	$124,254	$—	$—
Interest-bearing deposits	29,990	29,990	29,990	—	—
Securities available for sale	762,661	762,661	—	762,661	—
Securities held to maturity	461,162	386,205	—	386,205	—
Other investments	26,414	26,414	—	25,244	1,170
Loans held for sale	11,869	11,869	—	11,869	—
Loans and leases	7,642,143	7,639,721	—	23,140	7,616,581
Financial liabilities
Deposits	8,005,469	7,992,012	—	7,992,012	—
Short-term borrowings	372,694	363,135	—	363,135	—
Subordinated debt	170,937	156,621	—	—	156,621
Long-term debt	4,862	4,781	—	4,781	—
Capital lease obligation	5,425	5,425	—	5,425	—

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
Derivatives Designated as Hedging Instruments
In August 2019, the Company entered into two interest rate swap contracts that are designated as cash flow hedges. These contracts mature on August 15, 2024 and August 15, 2026 and have notional amounts of $30.0 million and $40.0 million, respectively. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments made on subordinated debentures. Initially these swaps were benchmarked to the 3-month LIBOR rate; however, as a result of the discontinuance of the LIBOR rate on June 30, 2023, both of the swap contracts were amended to hedge exposure to the variability of the 3-month CME Term SOFR. This change is in agreement with amendments made to the interest rate on the subordinated debentures as a result of the discontinuance of LIBOR. Therefore, the interest rate swaps convert the interest rate benchmark on the first $70.0 million of 3-month SOFR based subordinated debentures to a fixed rate.
During 2021, the Company entered into eight interest rate swap contracts that were designated as cash flow hedges. The interest rate swaps have a total notional amount of $500.0 million: $75.0 million with an original maturity of three years, $250.0 million with an original maturity of four years and $175.0 million with an original maturity of five years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans. Initially these swaps were benchmarked to the 1-month LIBOR rate, however as a result of the discontinuance of the LIBOR rate on June 30, 2023, these swaps were amended to hedge exposure to the variability of the 1-month CME SOFR rate. Therefore, the interest rate swaps convert the interest payments on the first $500.0 million of 1-month CME SOFR based commercial loans into fixed rate payments.
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income. For the three and nine months ended September 30, 2023, there was a negative impact of $4.8 million and $13.8 million, respectively, on net interest income as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," or "Interest and fees on loans", the same line items in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at September 30, 2023, and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three and nine months ended September 30, 2023 was an decrease of $0.6 million and $0.2 million, respectively.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At September 30, 2023, the underlying funded mortgage loan commitments had a carrying value of $6.0 million and a fair value of $5.6 million, while the underlying unfunded mortgage loan commitments had a notional amount of $51.4 million. At December 31, 2022, the underlying funded mortgage loan commitments had a carrying value of $4.3 million and a fair value of $4.0 million, while the underlying unfunded mortgage loan commitments had a notional amount of $12.0 million. The interest rate lock commitments decreased other noninterest income by $0.5 million and $0.6 million, respectively, for the three and nine months ended September 30, 2023.
In addition, based on customer activity, a small amount of interest income on loans may be exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and from time to time borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company may enter into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other operating expense" in the unaudited Consolidated Statements of Income. At September 30, 2023 and December 31, 2022, there were no foreign exchange contracts outstanding and there was no impact to other noninterest expense for the three and nine months ended September 30, 2023.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$—	$(27)
Notional amount:
Interest rate derivatives	860,545	816,745
Interest rate caps	37,746	15,340
Interest rate collars	35,354	35,354
Risk participation agreements	199,341	256,043
Sold credit protection on risk participation agreements	(101,321)	(100,741)
Interest rate options	51,384	12,009
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(34,260)	(38,596)
Notional amount	570,000	570,000
Interest rate forwards:
Fair value adjustment	653	63
Notional amount	52,000	16,000
Foreign exchange forwards:
Fair value adjustment	—	—
Notional amount	—	—

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income", "Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Non-hedging interest rate derivatives
Decrease in other income	$(581)	$(149)	$(178)	$(1,253)
Hedging interest rate derivatives
Decrease in interest and fees on loans	(5,508)	(1,975)	(15,678)	(1,288)
(Decrease) increase in interest from subordinated debentures	(715)	(159)	(1,925)	159
Hedging interest rate forwards
Decrease in other income	(460)	(764)	(590)	(1,036)
Hedging foreign exchange forwards
Increase in other expense	—	7	—	5

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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill at September 30, 2023 and December 31, 2022 was $363.7 million and $303.3 million, respectively. The $60.4 million increase in goodwill during the nine months ended September 30, 2023 is the result of the Centric acquisition. No impairment charges on goodwill or other intangible assets were incurred in 2023 or 2022.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of September 30, 2023, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Note 14 Subordinated Debentures
Subordinated debentures outstanding are as follows:

			September 30, 2023	December 31, 2022
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	3-Month CME Term SOFR + 0.26161% + 1.845%	$49,569	$49,499
First Commonwealth Bank	2033	5.50% until June 1, 2028, then 3-Month CME Term SOFR + 0.26161% + 2.37%	49,323	49,271
First Commonwealth Financial Corp	2031	4.50% until March 29, 2026, then Prime + 1.00%	6,620	—
First Commonwealth Capital Trust II	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	41,238	41,238
Total			$177,679	$170,937
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
On May 21, 2018, First Commonwealth issued ten-year subordinated notes with an aggregate principal amount of $50.0 million. Interest is paid quarterly at a rate of three-month CME Term SOFR + 0.26161% + 1.845%. The Company may redeem the notes, in whole or in part at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. Deferred issuance costs of $0.9 million are being amortized on a straight-line basis over the term of the notes.
On May 21, 2018, First Commonwealth issued fifteen-year subordinated notes with an aggregate principal amount of $50.0 million and a fixed-to-floating rate of 5.50%. The rate remains fixed until June 1, 2028, then adjusts on a quarterly basis to three-month CME Term SOFR+ 0.26161% + 2.37%. The Bank may redeem the notes, subject to regulatory approval, beginning with the interest payment due on June 1, 2028, in whole or in part at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. Deferred issuance costs of $1.1 million are being amortized on a straight-line basis over the term of the notes.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest on the debentures issued to First Commonwealth Capital Trust III is paid quarterly at a floating rate of three-month CME Term SOFR + 0.26161% + 2.85%, which is reset quarterly. Subject to regulatory approval, First Commonwealth may redeem the debentures, in whole or in part, at its option on any interest payment date at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption. Deferred issuance costs of $0.6 million are being amortized on a straight-line basis over the term of the securities.
Interest on the debentures issued to First Commonwealth Capital Trust II is paid quarterly at a floating rate of three-month CME Term SOFR + 0.26161% + 2.85%, which is reset quarterly. Subject to regulatory approval, First Commonwealth may redeem the debentures, in whole or in part, at its option at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption. Deferred issuance costs of $0.5 million are being amortized on a straight-line basis over the term of the securities.
In order to reduce its exposure to variability in expected future cash flows related to interest payments on First Commonwealth Capital Trust II and III, the Company entered into two interest rate swap contracts that are designated as cash flow hedges. These contracts fix the index rate based portion of the interest rate on Capital Trust II at 1.515% until August 15, 2024 and on Capital Trust III at 1.525% until August 15, 2026. Additional information related to these cash flow hedges can be found in Note 12 - "Derivatives".
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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $3.1 million and $2.9 million in commission expense as of September 30, 2023 and 2022, respectively.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$2,949	$2,777	$7,967	$8,063
Service charges on deposit accounts	5,600	5,194	15,842	14,695
Insurance and retail brokerage commissions	2,305	2,048	7,171	6,806
Card-related interchange income	7,221	6,980	21,422	20,607
Gain on sale of other loans and assets	102	40	268	393
Other income	1,097	991	3,233	3,064
Noninterest Income (in-scope of Topic 606)	19,274	18,030	55,903	53,628
Noninterest Income (out-of-scope of Topic 606)	5,552	7,884	16,409	20,771
Total Noninterest Income	$24,826	$25,914	$72,312	$74,399

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and nine months ended September 30, 2023 and 2022, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 62 and 70, respectively, for the nine and three months ended September 30, 2023 and 2022.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share data)
Net Income	$39,231	$33,968	$112,236	$92,448
Per Share Data:
Basic Earnings per Share	$0.38	$0.36	$1.11	$0.99
Diluted Earnings per Share	0.38	0.36	1.10	0.98
Cash Dividends Declared per Common Share	0.125	0.120	0.370	0.355
Average Balance:
Total assets	$11,307,058	$9,534,094	$10,987,290	$9,553,082
Total equity	1,249,441	1,063,334	1,215,433	1,078,038
End of Period Balance:
Net loans and leases (1)			$8,800,515	$7,266,635
Total assets			11,421,988	9,578,630
Total deposits			9,241,065	8,077,649
Total equity			1,240,531	1,022,575
Key Ratios:
Return on average assets	1.38%	1.41%	1.37%	1.29%
Return on average equity	12.46%	12.67%	12.35%	11.47%
Dividends payout ratio	32.89%	33.33%	33.33%	35.86%
Average equity to average assets ratio	11.05%	11.15%	11.06%	11.28%
Net interest margin	3.76%	3.76%	3.87%	3.45%
Net loans to deposits ratio			95.23%	89.96%
(1) Includes loans held for sale.

Results of Operations
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net Income
For the nine months ended September 30, 2023, First Commonwealth had net income of $112.2 million, or $1.10 diluted earnings per share, compared to net income of $92.4 million, or $0.98 diluted earnings per share, in the nine months ended September 30, 2022. The increase in net income was primarily the result of a $65.7 million increase in net interest income and a $6.0 million decrease in provision for credit losses, excluding the $10.7 million in provision expense related to the day 1 adjustment on non-PCD loans acquired in the Centric acquisition. Partially offsetting these positive changes was a $33.4 million increase in noninterest expense.
For the nine months ended September 30, 2023, the Company’s return on average equity was 12.35% and its return on average assets was 1.37%, compared to 11.47% and 1.29%, respectively, for the nine months ended September 30, 2022.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $290.9 million in the first nine months of 2023, compared to $225.0 million for the same period in 2022. The increase in net interest income can be attributed to growth in interest-earning assets and a 155 basis point increase in the yield on interest-earning assets offset by a 162 basis point increase in the cost of interest-bearing liabilities. Net interest income comprises the majority of our operating revenue (net interest income before

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

provision expense plus noninterest income), at 80.0% and 75.1% for the nine months ended September 30, 2023 and 2022, respectively.
The net interest margin on a fully taxable equivalent basis was 3.87% for the nine months ended September 30, 2023 and 3.45% for the nine months ended September 30, 2022. The net interest margin is affected by changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 5.14% for the nine months ended September 30, 2023, an increase of 155 basis points compared to the 3.59% yield for the same period in 2022. This change is a result of the higher interest rate environment in 2023 and resulted in the loan portfolio yield increasing by 152 basis points when compared to the nine months ended September 30, 2022. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased 251 basis points largely due to the Federal Reserve increasing short term interest rates by 225 basis points since September 30, 2022. Additionally, nine basis points of the increase in the yield on interest-earnings assets can be attributed to the recognition of $6.9 million in accretion of the purchase accounting marks, primarily from the Centric acquisition.

The investment portfolio yield increased 34 basis points in comparison to the prior year as new volume rates were higher than the portfolio yield. The average investment portfolio balance decreased $191.6 million as maturities and runoff funded loan growth. The yield on interest-bearing deposits with banks increased 460 basis points for the nine months ended September 30, 2023 as compared to the prior year, while the average balance decreased from an average of $240.5 million in 2022 to $197.5 million in 2023.
The cost of interest-bearing liabilities increased to 1.84% for the nine months ended September 30, 2023, from 0.22% for the same period in 2022. The cost of interest-bearing deposits increased 149 basis points and short-term borrowings increased 462 basis points in comparison to the same period last year. The increase in cost of interest-bearing deposits can be attributed to higher market interest rates and changes in the mix of deposits as customers moved funds to take advantage of the increased rates offered in money market and time deposits. Comparing the nine months ended September 30, 2023 with the comparable period in 2022, average time deposits increased $535.4 million, or 150.8%, with an increase in the cost of these deposits of 277 basis points. Contributing to average growth in time deposits was an average of $81.0 million related to the Centric acquisition. Other interest-bearing deposits increased on average $497.3 million, or 9.9%, compared to the nine months ended September 30, 2022 and the cost of these deposits increased 126 basis points. Average growth in other-interest bearing deposits attributable to the Centric acquisition totaled $316.8 million.
For the nine months ended September 30, 2023, changes in rates positively impacted net interest income by $23.2 million when compared with the same period in 2022. The higher yield on interest-earning assets impacted net interest income by $107.9 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $84.7 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $42.7 million for the nine months ended September 30, 2023, as compared to the same period in 2022. Higher levels of interest-earning assets resulted in an increase of $44.3 million in interest income, and changes in the volume and mix of interest-bearing liabilities increased interest expense by $1.6 million. Average interest-earning assets for the nine months ended September 30, 2023 increased $1.3 billion, or 15.2%, compared to the same period in 2022. Average loans for the comparable period increased $1.6 billion, or 22.1%.
Net interest income was negatively impacted by a $8.5 million decrease in average net free funds for the nine months ended September 30, 2023 as compared to September 30, 2022. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The lower level of net free funds was primarily a result of lower noninterest-bearing demand deposits as customers became more rate sensitive in the increasing rate environment and an increase in noninterest-earning assets, largely due to the Centric acquisition.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the nine months ended September 30:

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	2023	2022
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$385,741	$233,672
Adjustment to fully taxable equivalent basis	923	759
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	386,664	234,431
Interest expense	95,802	9,478
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$290,862	$224,953

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the nine months ended September 30:

	2023			2022
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$197,522	$7,899	5.35%	$240,509	$1,346	0.75%
Tax-free investment securities	21,660	437	2.70	23,371	459	2.63
Taxable investment securities	1,208,061	19,762	2.19	1,397,982	19,332	1.85
Loans and leases, net of unearned income (b)(c)	8,627,203	358,566	5.56	7,065,213	213,294	4.04
Total interest-earning assets	10,054,446	386,664	5.14	8,727,075	234,431	3.59
Noninterest-earning assets:
Cash	111,732			113,538
Allowance for credit losses	(131,297)			(93,923)
Other assets	952,409			806,392
Total noninterest-earning assets	932,844			826,007
Total Assets	$10,987,290			$9,553,082
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,970,178	$17,977	1.22%	$1,595,905	$435	0.04%
Savings deposits (d)	3,527,158	35,923	1.36	3,404,113	1,506	0.06
Time deposits	890,299	20,204	3.03	354,938	697	0.26
Short-term borrowings	402,782	14,237	4.73	104,343	89	0.11
Long-term debt	186,629	7,461	5.35	181,856	6,751	4.96
Total interest-bearing liabilities	6,977,046	95,802	1.84	5,641,155	9,478	0.22
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,592,373			2,701,458
Other liabilities	202,438			132,431
Shareholders’ equity	1,215,433			1,078,038
Total Noninterest-Bearing Funding Sources	4,010,244			3,911,927
Total Liabilities and Shareholders’ Equity	$10,987,290			$9,553,082
Net Interest Income and Net Yield on Interest-Earning Assets		$290,862	3.87%		$224,953	3.45%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the nine months ended September 30, 2023 and 2022.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the nine months ended September 30, 2023 compared with September 30, 2022:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$6,553	$(241)	$6,794
Tax-free investment securities	(22)	(34)	12
Taxable investment securities	430	(2,628)	3,058
Loans and leases	145,272	47,199	98,073
Total interest income (b)	152,233	44,296	107,937
Interest-bearing liabilities:
Interest-bearing demand deposits	17,542	112	17,430
Savings deposits	34,417	55	34,362
Time deposits	19,507	1,041	18,466
Short-term borrowings	14,148	246	13,902
Long-term debt	710	177	533
Total interest expense	86,324	1,631	84,693
Net interest income	$65,909	$42,665	$23,244
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the nine months ended September 30:

	2023		2022
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$606	8%	$5,902	68%
Time and demand	(2,632)	(36)	5,712	66
Commercial credit cards	22	—	194	2
Equipment finance	1,586	22	569	7
Time and demand other	1,630	22	(573)	(7)
Real estate construction	(2,243)	(30)	2,682	31
Construction other	(381)	(5)	1,736	20
Construction residential	(1,862)	(25)	946	11
Residential real estate	1,643	22	6,798	78
Residential first lien	1,634	22	5,562	64
Residential junior lien/home equity	9	—	1,236	14
Commercial real estate	3,960	54	(3,941)	(45)
Multifamily	347	5	1,273	15
Nonowner occupied	4,262	58	(7,940)	(91)
Owner occupied	(649)	(9)	2,726	31
Loans to individuals	3,421	46	(2,747)	(32)
Automobile and recreational vehicles	2,819	38	(3,416)	(40)
Consumer credit cards	100	1	255	3
Consumer other	502	7	414	5
Provision for credit losses on loans and leases	$7,387	100%	$8,694	100%
Provision for credit losses - acquisition day 1 non-PCD	10,653		—
Total provision for credit losses on loans and leases	18,040		8,694
Provision for off-balance sheet credit exposure	(1,362)		3,292
Total provision for credit losses	$16,678		$11,986
Total provision expense for the nine months ended September 30, 2023, increased $4.7 million compared to the nine months ended September 30, 2022. This increase is a result of $10.7 million in provision expense recognized in the first quarter of 2023 as the day 1 non-PCD provision expense resulting from the Centric acquisition offset by a $4.7 million decline in the provision for off-balance sheet commitments. The negative provision for off-balance sheet commitments for the nine months ended September 30, 2023 was a result of lower off-balance sheet commitments related to construction loans and improvement in the economic variables considered in the calculation.
The allowance for credit losses was $134.3 million, or 1.51%, of total loans and leases outstanding at September 30, 2023, compared to $102.9 million, or 1.35%, at December 31, 2022 and $96.1 million, or 1.31%, at September 30, 2022. Nonperforming loans as a percentage of total loans and leases increased to 0.54% at September 30, 2023 from 0.48% as of September 30, 2022 and 0.46% at December 31, 2022. The allowance to nonperforming loan ratio was 280.31%, 289.98% and 269.23% as of September 30, 2023, December 31, 2022 and September 30, 2022, respectively.

Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at September 30, 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the nine months ended September 30, 2023 and 2022 and the year-ended December 31, 2022:

	September 30, 2023	September 30, 2022	December 31, 2022
	(dollars in thousands)
Balance, beginning of period	$102,906	$92,522	$92,522
Day 1 allowance for credit loss on PCD acquired loans	27,205	—	—
Provision for credit losses - acquisition day 1 non-PCD	10,653	—	—
Loans charged off:
Commercial, financial, agricultural and other	9,102	1,836	2,361
Real estate construction	—	—	—
Residential real estate	384	263	339
Commercial real estate	1,689	1,887	2,487
Loans to individuals	4,649	3,113	4,658
Total loans charged off	15,824	7,099	9,845
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	352	313	394
Real estate construction	—	9	9
Residential real estate	128	143	187
Commercial real estate	142	351	769
Loans to individuals	1,388	1,160	1,349
Total recoveries	2,010	1,976	2,708
Net charge-offs	13,814	5,123	7,137
Provision for credit losses on loans and leases charged to expense	7,387	8,694	17,521
Balance, end of period	$134,337	$96,093	$102,906
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.21%	0.10%	0.10%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding	1.51%	1.31%	1.35%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the nine months ended September 30:

	2023	2022	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$7,967	$8,063	$(96)	(1)%
Service charges on deposit accounts	15,842	14,695	1,147	8
Insurance and retail brokerage commissions	7,171	6,806	365	5
Income from bank owned life insurance	3,664	4,310	(646)	(15)
Card-related interchange income	21,422	20,607	815	4
Swap fee income	1,029	3,933	(2,904)	(74)
Other income	7,114	6,749	365	5
Subtotal	64,209	65,163	(954)	(1)
Net securities (losses) gains	(103)	2	(105)	(5,250)
Gain on sale of mortgage loans	3,175	4,328	(1,153)	(27)
Gain on sale of other loans and assets	5,004	4,511	493	11
Derivatives mark to market	27	395	(368)	(93)
Total noninterest income	$72,312	$74,399	$(2,087)	(3)%
Total noninterest income, excluding net securities gains (losses), gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market for the nine months ended September 30, 2023 decreased $1.0 million, or 1%, compared to the nine months ended September 30, 2022. Service charges on deposit accounts increased $1.1 million, of which $0.2 million can be attributed to the Centric acquisition and the remainder due to increased customer activity. Card-related interchange income increased $0.8 million as a result of increased customer activity. Trust income decreased $0.1 million due to declines in the value of assets under management, income from bank owned life insurance decreased $0.6 million compared to the prior period primarily due to changes in market interest rates and swap fee income declined $2.9 million due to a lower volume of interest rate swaps entered into by our commercial loan customers.
Total noninterest income decreased $2.1 million, or 3%, compared to the same period in the prior year. The most significant changes, other than the changes noted above, include a $1.2 million decrease in gain on sale of mortgage loans as a result of changes in volume and the spread received on mortgage loans sold. The mark to market adjustment on interest rate swaps entered into for our commercial loan customers decreased $0.4 million. This adjustment does not reflect a realized gain or loss on the swaps, but rather relates to changes in fair value due to movements in corporate bond spreads and swap rates. The gain on sale of other loans and assets partially offset these declines with an increase of $0.5 million due to an increased volume of loans sold, primarily SBA loans, in the first nine months of 2023 compared to the same period in 2022. For the nine months ended September 30, 2023, $0.8 million in non-interest income can be attributed to the Centric acquisition.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the nine months ended September 30:

	2023	2022	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$106,639	$94,367	$12,272	13%
Net occupancy	14,584	13,586	998	7
Furniture and equipment	12,936	11,592	1,344	12
Data processing	11,024	10,379	645	6
Advertising and promotion	4,652	3,938	714	18
Pennsylvania shares tax	4,013	3,487	526	15
Intangible amortization	3,773	2,470	1,303	53
Other professional fees and services	4,376	3,622	754	21
FDIC insurance	4,614	2,196	2,418	110
Other operating	25,906	23,017	2,889	13
Subtotal	192,517	168,654	23,863	14
Loss on sale or write-down of assets	97	215	(118)	(55)
Merger and acquisition related	8,860	448	8,412	1,878
Litigation and operational losses	3,263	1,987	1,276	64
Total noninterest expense	$204,737	$171,304	$33,433	20%
Noninterest expense increased $33.4 million, or 20%, for the nine months ended September 30, 2023 compared to the same period in 2022. Contributing to the increase in expense in 2023 is $8.9 million in merger-related expenses associated with the Centric acquisition. Additionally, salaries and employee benefits increased $12.3 million primarily due to the number of full time equivalent employees, which increased from 1,422 at September 30, 2022 to 1,481 at September 30, 2023, largely due to the Centric acquisition. Also contributing to this increase was a $2.6 million increase in hospitalization expense as a result of the increase in full-time employees and higher claims in 2023. Litigation and operational losses increased $1.3 million primarily due to increased debit card losses and the implementation of a new debit card chargeoff processing system. Additionally, increases in net occupancy, furniture and equipment and intangible amortization all reflected increases primarily due to the Centric acquisition. Data processing costs increased $0.6 million due to continued investment in our digital banking and other product offerings. Contributing to the increase in other operating expenses were several expense categories, including printing and postage expense as a result of new customer disclosures, as well as travel and telephone, none of which were individually significant.
FDIC insurance increased $2.4 million due to both the impact of Centric as well as a 2 basis point increase in the FDIC deposit insurance assessment rate which began in the first quarterly assessment period of 2023. The assessment rate increase is estimated to increase the Company's annual FDIC assessment by approximately $1.7 million.
Income Tax
The provision for income taxes increased $5.7 million for the nine months ended September 30, 2023, compared to the corresponding period in 2022, due to the increase in income before income taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the nine months ended September 30, 2023 and 2022.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an effective tax rate of 20.3% and 19.8% for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, our deferred tax assets totaled $77.0 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Net Income
For the three months ended September 30, 2023, First Commonwealth recognized net income of $39.2 million, or $0.38 diluted earnings per share, compared to net income of $34.0 million, or $0.36 diluted earnings per share, in the three months ended September 30, 2022. The increase in net income was primarily the result of a $15.4 million increase in net interest income offset by a $7.5 million increase in noninterest expense.
For the three months ended September 30, 2023, the Company’s return on average equity was 12.46% and its return on average assets was 1.38%, compared to 12.67% and 1.41%, respectively, for the three months ended September 30, 2022.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $98.1 million in the third quarter of 2023, compared to $82.6 million for the same period in 2022. Accretion of purchase accounting marks related to the Centric acquisition contributed 10 basis points to the net interest margin in the third quarter of 2023. Net interest income comprises the majority of our operating revenue (i.e., net interest income before provision expense plus noninterest income), at 79.7% and 76.1% for the three months ended September 30, 2023 and 2022, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.76% for both the three months ended September 30, 2023 and 2022.

The taxable equivalent yield on interest-earning assets was 5.37% for the three months ended September 30, 2023, an increase of 145 basis points compared to the 3.92% yield for the same period in 2022. This is largely due to a 148 basis point increase in the loan portfolio yield when compared to the three months ended September 30, 2022 as a result of a higher interest rate environment in 2023. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased 231 basis points largely due to the Federal Reserve increasing short term interest rates by 225 basis points since September 30, 2022. Additionally, nine basis points of the increase in the yield on interest-earnings assets can be attributed to the recognition of $2.4 million in accretion of purchase accounting marks, primarily as a result of the Centric acquisition.
The investment portfolio yield increased 42 basis points in comparison to the prior year as new volume rates were higher than the portfolio yield. The average investment portfolio balance decreased $110.2 million as maturities and runoff funded loan growth. The average balance of interest-bearing deposits with banks increased from $106.8 million in 2022 to $235.8 million in 2023 while the yield increased 349 basis points.
The cost of interest-bearing liabilities increased to 2.28% for the three months ended September 30, 2023, from 0.24% for the same period in 2022, primarily due to an increase in the cost of time deposits and savings deposits. The cost of interest-bearing deposits increased 145 basis points and short-term borrowings increased 504 basis points in comparison to the same period last year. The increase in cost of interest-bearing deposits can be attributed to higher market interest rates and changes in the mix of deposits as customers moved funds to take advantage of the increased rates on money market and time deposits. Comparing the three months ended September 30, 2023 with the comparable period in 2022, average time deposits increased $717.9 million, or 213.4%, with an increase in the cost of these deposits of 324 basis points. Contributing to the average growth in time deposits was an average of $89.1 million related to the Centric acquisition. Other interest-bearing deposits increased on average $629.3 million, or 12.7%, compared to the three months ended September 30, 2022 and the cost of these deposits increased 160 basis points. The Centric acquisition contributed $374.0 million of the growth in other interest-bearing deposits.
For the three months ended September 30, 2023, changes in interest rates negatively impacted net interest income by $1.6 million when compared with the same period in 2022. The higher yield on loans contributed to interest-earning assets positively impacting net interest income by $36.4 million, while an increase in the cost of interest-bearing liabilities negatively impacted net interest income by $38.0 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $17.0 million during the three months ended September 30, 2023, as compared to the same period in 2022. The mix of interest-earning assets resulted in an increase of $17.8 million in interest income, while changes in the volume and mix of interest-

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

bearing liabilities increased interest expense by $0.8 million. Average interest-earning assets for the three months ended September 30, 2023 increased $1.6 billion, or 18.9%, compared to the same period in 2022. Average loans for the comparable period increased $1.6 billion, or 22.3%. Average time deposits for the three months ended September 30, 2023 increased by $717.9 million compared to the comparable period in 2022, increasing interest expense by $0.4 million.
Net interest income was negatively impacted by a $113.0 million decrease in average net free funds for the three months ended September 30, 2023 as compared to September 30, 2022. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The decline in the level of net free funds was primarily the result of a decrease in noninterest-bearing demand deposits as a result of customers becoming more rate sensitive as interest rates increased as well as an increase in noninterest-earning assets, primarily due to the Centric acquisition.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended September 30:

	2023	2022
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$139,885	$85,700
Adjustment to fully taxable equivalent basis	313	261
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	140,198	85,961
Interest expense	42,128	3,340
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$98,070	$82,621

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended September 30:

	2023			2022
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$235,761	$3,346	5.63%	$106,841	$577	2.14%
Tax-free investment securities	21,439	144	2.66	22,584	147	2.58
Taxable investment securities	1,207,869	7,052	2.32	1,316,890	6,284	1.89
Loans and leases, net of unearned income (b)(c)	8,884,731	129,656	5.79	7,261,790	78,953	4.31
Total interest-earning assets	10,349,800	140,198	5.37	8,708,105	85,961	3.92
Noninterest-earning assets:
Cash	114,419			106,038
Allowance for credit losses	(135,340)			(95,385)
Other assets	978,179			815,336
Total noninterest-earning assets	957,258			825,989
Total Assets	$11,307,058			$9,534,094
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$2,014,623	$7,608	1.50%	$1,603,810	$222	0.05%
Savings deposits (d)	3,567,000	15,842	1.76	3,348,469	599	0.07
Time deposits	1,054,216	9,235	3.48	336,346	207	0.24
Short-term borrowings	504,025	6,643	5.23	102,073	50	0.19
Long-term debt	187,122	2,800	5.94	181,596	2,262	4.94
Total interest-bearing liabilities	7,326,986	42,128	2.28	5,572,294	3,340	0.24
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,519,184			2,746,258
Other liabilities	211,447			152,208
Shareholders’ equity	1,249,441			1,063,334
Total noninterest-bearing funding sources	3,980,072			3,961,800
Total Liabilities and Shareholders’ Equity	$11,307,058			$9,534,094
Net Interest Income and Net Yield on Interest-Earning Assets		$98,070	3.76%		$82,621	3.76%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended September 30, 2023 and 2022.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended September 30, 2023 compared with September 30, 2022:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$2,769	$695	$2,074
Tax-free investment securities	(3)	(7)	4
Taxable investment securities	768	(519)	1,287
Loans and leases	50,703	17,631	33,072
Total interest income (b)	54,237	17,800	36,437
Interest-bearing liabilities:
Interest-bearing demand deposits	7,386	52	7,334
Savings deposits	15,243	39	15,204
Time deposits	9,028	434	8,594
Short-term borrowings	6,593	192	6,401
Long-term debt	538	69	469
Total interest expense	38,788	786	38,002
Net interest income	$15,449	$17,014	$(1,565)

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the three months ended September 30:

	2023		2022
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$(2,645)	(55)%	$1,181	24%
Time and demand	(3,914)	(82)	869	18
Commercial credit cards	9	—	3	—
Equipment finance	553	12	297	6
Time and demand other	707	15	12	—
Real estate construction	776	16	1,373	28
Construction other	1,207	25	1,414	29
Construction residential	(431)	(9)	(41)	(1)
Residential real estate	447	9	1,592	32
Residential first lien	553	11	1,161	23
Residential junior lien/home equity	(106)	(2)	431	9
Commercial real estate	4,338	91	(2,485)	(50)
Multifamily	46	1	868	18
Nonowner occupied	3,952	83	(4,186)	(85)
Owner occupied	340	7	833	17
Loans to individuals	1,851	39	3,290	66
Automobile and recreational vehicles	1,503	32	2,979	60
Consumer credit cards	38	1	244	5
Consumer other	310	6	67	1
Provision for credit losses on loans and leases	$4,767	100%	$4,951	100%
Provision for off-balance sheet credit exposure	1,118		972
Total provision for credit losses	$5,885		$5,923

The provision for credit losses on loans and leases for the three months ended September 30, 2023 decreased in comparison to the three months ended September 30, 2022 by $0.2 million. The level of provision expense in the third quarter of 2023 is primarily the result of an increase in loan balances and an additional $4.1 million in specific reserves for a commercial real estate loan as a result of an updated appraisal. The provision for off-balance sheet credit exposure increased $0.1 million primarily due to the level of unfunded commitments. Net charge-offs for the three months ended September 30, 2023 were $4.0 million, of which $1.2 million related to loans acquired from Centric for which an allowance for credit losses of $0.3 million was established as part of the purchase accounting marks.
The level of provision expense in the third quarter of 2022 was primarily the result of increases in loan balances. Net charge-offs for the three months ended September 30, 2022 were $2.5 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended September 30, 2023 and 2022 and the year-ended December 31, 2022:

	September 30, 2023	September 30, 2022	December 31, 2022
	(dollars in thousands)
Balance, beginning of period	$133,546	$93,603	$92,522
Loans charged off:
Commercial, financial, agricultural and other	1,762	852	2,361
Real estate construction	—	—	—
Residential real estate	304	119	339
Commercial real estate	172	1,335	2,487
Loans to individuals	2,360	1,064	4,658
Total loans charged off	4,598	3,370	9,845
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	98	154	394
Real estate construction	—	9	9
Residential real estate	57	83	187
Commercial real estate	6	332	769
Loans to individuals	461	331	1,349
Total recoveries	622	909	2,708
Net charge-offs	3,976	2,461	7,137
Provision for credit losses on loans charged to expense	4,767	4,951	17,521
Balance, end of period	$134,337	$96,093	$102,906

Noninterest Income
The following table presents the components of noninterest income for the three months ended September 30:

	2023	2022	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,949	$2,777	$172	6%
Service charges on deposit accounts	5,600	5,194	406	8
Insurance and retail brokerage commissions	2,305	2,048	257	13
Income from bank owned life insurance	1,242	1,419	(177)	(12)
Card-related interchange income	7,221	6,980	241	3
Swap fee income	452	2,326	(1,874)	(81)
Other income	2,828	2,586	242	9
Subtotal	22,597	23,330	(733)	(3)
Net securities gains	(103)	—	(103)	N/A
Gain on sale of mortgage loans	1,270	1,485	(215)	(14)
Gain on sale of other loans and assets	1,027	1,093	(66)	(6)
Derivatives mark to market	35	6	29	483
Total noninterest income	$24,826	$25,914	$(1,088)	(4)%

Total noninterest income for the three months ended September 30, 2023 decreased $1.1 million compared to the three months ended September 30, 2022. The most significant changes include a decrease of $1.9 million in swap fee income due to a lower volume of interest rate swaps entered into by our commercial loan customers. Also impacting noninterest income was a $0.2 million decrease in gain on sale of mortgage loans due to changes in the volume and spreads on mortgage loans sold and a $0.1 million decrease in gain on sale of other loans and assets due to an decrease in the market value of SBA loans sold during the quarter. Partially offsetting these decreases were service charges on deposits, which increased $0.4 million due to growth in customer accounts and transactions and a $0.2 million increase in card-related interchange income.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended September 30:

	2023	2022	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$35,640	$32,486	$3,154	10%
Net occupancy	4,782	4,629	153	3
Furniture and equipment	4,414	4,005	409	10
Data processing	3,857	3,721	136	4
Advertising and promotion	1,662	1,278	384	30
Pennsylvania shares tax	1,588	1,569	19	1
Intangible amortization	1,344	746	598	80
Other professional fees and services	1,603	1,204	399	33
FDIC insurance	1,920	796	1,124	141
Other operating	8,548	8,207	341	4
Subtotal	65,358	58,641	6,717	11
Loss on sale or write-down of assets	50	54	(4)	(7)
Merger and acquisition related	379	448	(69)	(15)
Litigation and operational losses	1,626	758	868	115
Total noninterest expense	$67,413	$59,901	$7,512	13%

Noninterest expense increased $7.5 million, or 13%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase is a result of a $3.2 million increase in salary and employee benefit expense, primarily due to a $0.4 million increase in hospitalization expense as well as the impact of 59 additional full-time equivalent employees, largely due to the Centric acquisition.
FDIC insurance increased $1.1 million due to both the impact of Centric as well as a 2 basis point increase in the FDIC deposit insurance assessment rate, which began in the first quarterly assessment period of 2023. Litigation and operational losses increased $0.9 million primarily due to increased debit card losses and the implementation of a new debit card chargeoff processing system. The $0.6 million increase in intangible amortization expense is related to amortization of Centric's core deposit intangible.
Income Tax
The provision for income taxes increased $1.57 million for the three months ended September 30, 2023, compared to the corresponding period in 2022.  The effective tax rate increased 40 basis points from 20.0% for the three months ended September 30, 2022 to 20.4% for the three months ended September 30, 2023.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended September 30, 2023 and 2022.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first nine months of 2023, the maturity and redemption of investment securities provided $140.7 million in liquidity. These funds contributed to the liquidity used to originate loans, purchase investment securities and fund depositor withdrawals.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following represents our expanded sources of liquidity as of September 30, 2023:

	Total Available	Amount Used	Outstanding Letters of Credit	Net Available
	(dollars in thousands)
Internal liquidity sources
Unencumbered securities	$685,309	$—	$—	$685,309
Other (excess pledged)	40,783	—	—	40,783
External liquidity sources
FHLB advances	2,408,203	504,310	558,160	1,345,733
FRB borrowings	1,076,320	—	—	1,076,320
Lines with other financial institutions	160,000	—	—	160,000
Brokered deposits (1)	1,139,321	28,159	—	1,111,162
Total liquidity	$5,509,936	$532,469	$558,160	$4,419,307
(1) Reflects internal policy limit. Maximum capacity with CDARs is $1.7 billion.
The brokered deposits included in the table above are a result of our participation in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of September 30, 2023, the outstanding balance of $28.2 million carried an average weighted rate of 3.61% and an average original term of 261 days. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
Liquidity available through the Federal Reserve is a result of the FRB Borrower-in-Custody of Collateral program, which enables us to take certain loans that are not being used as collateral at the FHLB and pledge them as collateral for borrowings at the FRB.
During the nine months ended September 30, 2023, the Company increased its liquidity by purchasing $558.2 million in letters of credit from the FHLB of Pittsburgh, which were then used to secure public deposits. This resulted in a similar amount of previously pledged securities becoming unencumbered. Additionally, as of September 30, 2023, new short-term borrowings in the amount of $150.0 million were entered into in order to provide additional on-balance sheet liquidity.
First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$2,535,704	$2,670,508
Interest-bearing demand deposits(a)	632,062	357,769
Savings deposits(a)	4,928,607	4,572,183
Time deposits	1,144,692	405,009
Total	$9,241,065	$8,005,469
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
During the first nine months of 2023, total deposits increased $1.2 billion, of which $757.0 million were acquired as part of the Centric acquisition. Interest-bearing demand and savings deposits increased $630.7 million, time deposits increased $739.7 million and noninterest-bearing demand deposits decreased $134.8 million.
The estimated total of uninsured deposits was $2.6 billion at September 30, 2023 and $2.1 billion at December 31, 2022, of which $0.9 billion and $0.7 billion were secured by pledged investment securities or letters of credit at September 30, 2023 and December 31, 2022, respectively. Uninsured amounts are estimated based on known account relationships for each depositor and insurance guidelines provided by the FDIC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.72 and 0.76 at September 30, 2023 and December 31, 2022, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
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
The following is the gap analysis as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,540,071	$420,813	$730,576	$4,691,460	$3,158,018	$980,490
Investments	47,877	42,745	79,019	169,641	508,687	724,221
Other interest-earning assets	212,993	—	—	212,993	1,095	—
Total interest-sensitive assets (ISA)	3,800,941	463,558	809,595	5,074,094	3,667,800	1,704,711
Certificates of deposit	235,284	250,514	355,913	841,711	302,055	1,019
Other deposits	5,560,669	—	—	5,560,669	—	—
Borrowings	673,053	206	413	673,672	53,166	318
Total interest-sensitive liabilities (ISL)	6,469,006	250,720	356,326	7,076,052	355,221	1,337
Gap	$(2,668,065)	$212,838	$453,269	$(2,001,958)	$3,312,579	$1,703,374
ISA/ISL	0.59	1.85	2.27	0.72	10.33	1,275.03
Gap/Total assets	23.36%	1.86%	3.97%	17.53%	29.00%	14.91%

	December 31, 2022
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,164,495	$354,556	$575,640	$4,094,691	$2,498,042	$978,319
Investments	46,426	35,579	74,962	156,967	461,699	734,221
Other interest-earning assets	29,919	—	—	29,919	71	—
Total interest-sensitive assets (ISA)	3,240,840	390,135	650,602	4,281,577	2,959,812	1,712,540
Certificates of deposit	71,976	56,539	102,037	230,552	173,810	955
Other deposits	4,929,952	—	—	4,929,952	—	—
Borrowings	445,065	50,204	407	495,676	3,256	50,791
Total interest-sensitive liabilities (ISL)	5,446,993	106,743	102,444	5,656,180	177,066	51,746
Gap	$(2,206,153)	$283,392	$548,158	$(1,374,603)	$2,782,746	$1,660,794
ISA/ISL	0.59	3.65	6.35	0.76	16.72	33.10
Gap/Total assets	22.50%	2.89%	5.59%	14.02%	28.38%	16.94%

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

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2023 ($)	$(9,359)	$(3,988)	$5,717	$9,993
September 30, 2023 (%)	(2.32)%	(0.99)%	1.42%	2.48%

December 31, 2022 ($)	$(11,973)	$(5,486)	$5,902	$11,413
December 31, 2022 (%)	(3.12)%	(1.43)%	1.54%	2.98%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2023 ($)	$(38,846)	$(17,653)	$16,962	$31,593
September 30, 2023 (%)	(9.64)%	(4.38)%	4.21%	7.84%

December 31, 2022 ($)	$(45,361)	$(20,166)	$18,626	$36,011
December 31, 2022 (%)	(11.83)%	(5.26)%	4.86%	9.39%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 200 basis point interest rate decline scenario is affected by the fact that many of our interest-bearing liabilities are at rates below 2%, with an assumed floor of zero in the model. In the nine months ended September 30, 2023 and 2022, the cost of our interest-bearing liabilities averaged 1.84% and 0.22%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 5.14% and 3.59%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $8.9 million at September 30, 2023 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
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
Nonperforming loans and leases, including loans held for sale, increased $12.4 million to $47.9 million at September 30, 2023, compared to $35.5 million at December 31, 2022. The increase in nonperforming loans is primarily a result of $22.0 million in loans acquired from Centric as well as an additional $1.2 million moved to nonaccrual during the first nine months of 2023. Offsetting this is the removal of $6.4 million in accruing TDR's as well as the transfer of a $3.5 million commercial real estate relationship back to accruing status. The TDR's were eliminated as a result of our adoption of ASU 2022-02. The adoption of this guidance was effective January 1, 2023.
The allowance for credit losses as a percentage of nonperforming loans was 280.31% as of September 30, 2023, compared to 289.98% at December 31, 2022, and 269.23% at September 30, 2022. The amount of individually assessed reserves included in the allowance for nonperforming loans and leases was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $16.6 million and general reserves of $117.7 million as of September 30, 2023. Specific reserves increased $15.9 million from December 31, 2022, and $15.1 million from September 30, 2022 primarily as a result of individually analyzed PCD loans acquired from Centric as well as a $4.1 million specific reserve recognized in third quarter of 2023 due to an updated appraisal received for one commercial real estate borrower.
Criticized loans totaled $193.2 million at September 30, 2023 and represented 2% of the loan portfolio. The level of criticized loans increased as of September 30, 2023 when compared to December 31, 2022, by $60.3 million, or 45%. Classified loans totaled $66.3 million at September 30, 2023 compared to $44.4 million at December 31, 2022, an increase of $21.8 million, or 49%. The increase in criticized loans is the result of $67.2 million in criticized loans acquired as part of the Centric acquisition.
The allowance for credit losses was $134.3 million at September 30, 2023, or 1.51% of total loans and leases outstanding, compared to 1.35% reported at December 31, 2022, and 1.31% at September 30, 2022. General reserves, or the portion of the allowance related to loans that were not specifically evaluated, as a percentage of performing loans were 1.33% at September 30, 2023 compared to 1.34% at December 31, 2022 and 1.29% at September 30, 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measurements:

	September 30,				December 31, 2022
	2023		2022
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$47,924		$20,495		$20,193
Troubled debt restructured loans on nonaccrual basis			8,981		8,852
Troubled debt restructured loans on accrual basis			6,216		6,442
Total nonperforming loans	$47,924		$35,692		$35,487
Loans past due 30 to 90 days and still accruing	$19,957		$7,857		$17,949
Loans past due in excess of 90 days and still accruing	$2,484		$1,548		$1,991
Other real estate owned	$765		$322		$534
Loans held for sale at end of period	$33,127		$13,811		$11,869
Portfolio loans and leases outstanding at end of period	$8,901,725		$7,348,917		$7,642,143
Average loans and leases outstanding	$8,627,203	(a)	$7,065,213	(a)	$7,172,624	(b)
Nonperforming loans as a percentage of total loans and leases	0.54%		0.48%		0.46%
Provision for credit losses on loans and leases (e)	$7,387	(a)	$8,694	(a)	$17,521	(b)
Provision for credit losses - acquisition day 1 non-PCD	$10,653		$—		$—
Allowance for credit losses	$134,337		$96,093		$102,906
Net charge-offs	$13,814	(a)	$5,123	(a)	$7,137	(b)
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.21%		0.10%		0.10%
Provision for credit losses as a percentage of net charge-offs (e)	53.47%	(a)	169.71%	(a)	245.50%	(b)
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (c)	1.51%		1.31%		1.35%
Allowance for credit losses as a percentage of nonperforming loans (d)	280.31%		269.23%		289.98%
(a)For the nine-month period ended.
(b)For the twelve-month period ended.
(c)Does not include loans held for sale.
(d)Does not include nonperforming loans held for sale.
(e)Does not include provision for credit losses on loans and leases - acquisition day 1 non-PCD.
The following tables show the outstanding balances of our loan and lease portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	September 30, 2023				December 31, 2022
	Originated	Acquired (1)	Total	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,249,654	$246,367	$1,496,021	17%	$1,211,706	16%
Real estate construction	494,432	81,115	575,547	7	513,101	7
Residential real estate	2,326,265	88,516	2,414,781	27	2,194,669	29
Commercial real estate	2,515,985	534,099	3,050,084	34	2,425,012	31
Loans to individuals	1,364,629	663	1,365,292	15	1,297,655	17
Total loans and leases, net of unearned income	$7,950,965	$950,760	$8,901,725	100%	$7,642,143	100%
(1) Includes January 31, 2023 balance of loans acquired as part of the Centric acquisition plus day 1 gross up of PCD loans.
During the nine months ended September 30, 2023, originated loans and leases increased $308.8 million, or 4.0%, compared to balances outstanding at December 31, 2022. As provided in the table above, at the time of acquisition, Centric provided $950.8 million of loan growth.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Excluding the impact of Centric, real estate construction loans decreased $18.7 million, or 3.6%, due to the completion of commercial real estate projects. Residential real estate grew $131.6 million, or 6.0%, primarily due to originations of closed-end 1-4 family mortgage loans. Commercial real estate loans increased $91.0 million, or 3.8%, primarily due to growth in loans secured by nonresidential property due in part to the completion of several construction projects. Loans to individuals increased $67.0 million, or 5.2%, primarily due to growth in the indirect auto and recreational vehicle portfolio. Commercial, financial, agricultural and other loans increased $37.9 million, or 3.1%, as a result of growth in the equipment finance portfolio.
As indicated in the table below, commercial real estate and commercial, financial and agricultural and other loans represent a significant portion of the nonperforming loans as of September 30, 2023.

	For the Nine Months Ended September 30, 2023			As of September 30, 2023
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$8,750	63.34%	0.14%	$17,900	37.35%	0.20%
Real estate construction	—	—	—	3,288	6.86	0.04
Residential real estate	256	1.85	—	7,750	16.17	0.09
Commercial real estate	1,547	11.20	0.02	18,784	39.20	0.21
Loans to individuals	3,261	23.61	0.05	202	0.42	—
Total loans and leases, net of unearned income	$13,814	100.00%	0.21%	$47,924	100.00%	0.54%
Net charge-offs for the nine months ended September 30, 2023 totaled $13.8 million, compared to $5.1 million for the nine months ended September 30, 2022. The most significant charge-offs during the nine months ended September 30, 2023 included $8.8 million in charge-offs related to loans acquired from Centric, of which an allowance for credit losses of $7.4 million was established as a result of purchase accounting marks. Additionally, $3.3 million in charge-offs relate to loans to individuals, primarily indirect auto loans and personal credit lines. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At September 30, 2023, shareholders’ equity was $1.2 billion, an increase of $188.5 million from December 31, 2022. The increase was primarily the result of $141.4 million in stock issued as part of the Centric acquisition and $112.2 million in net income. Offsetting these increases was a $16.4 million decrease in the fair value of available for sale investments and interest rate swaps, which is reflected in the Other Comprehensive Income component of capital. Other items impacting capital include an increase due to $3.4 million in treasury stock sales and decreases due to $38.1 million of dividends paid to shareholders and $14.1 million of common stock repurchases. Cash dividends declared per common share were $0.370 for the nine months ended September 30, 2023.
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
In 2018, First Commonwealth Bank, the Company's banking subsidiary, issued $100 million in subordinated debt, which under the regulatory rules qualifies as Tier II capital. As of September 30, 2023, this subordinated debt issuance increased the total risk-based capital ratio by 95 basis points.
In March 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the pandemic. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). The Company adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at September 30, 2023 for both First Commonwealth and First Commonwealth Bank would have continued to be greater than the amounts needed to be considered “well capitalized”, as the transition provided a capital benefit of approximately 9 to 12 basis points.
As of September 30, 2023, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,291,970	13.79%	$983,466	10.50%	$936,634	10.00%
First Commonwealth Bank	1,208,405	12.93	981,676	10.50	934,929	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,090,578	11.64%	$796,139	8.50%	$749,307	8.00%
First Commonwealth Bank	1,007,013	10.77	794,690	8.50	747,943	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$1,090,578	9.85%	$443,002	4.00%	$553,752	5.00%
First Commonwealth Bank	1,007,013	9.12	441,488	4.00	551,859	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,020,578	10.90%	$655,644	7.00%	$608,812	6.50%
First Commonwealth Bank	1,007,013	10.77	654,451	7.00	607,704	6.50
On October 24, 2023, First Commonwealth Financial Corporation declared a quarterly dividend of $0.125 per share payable on November 17, 2023 to shareholders of record as of November 3, 2023. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
In October 2021, a share repurchase program was authorized by the Board of Directors for up to an additional $25.0 million in shares of the Company's common stock. On April 24, 2023, the Board of Directors authorized a $25 million increase in the share repurchase program. As of September 30, 2023, 2,418,393 common shares had been repurchased under theses program at an average price of $13.12 per share.
New Accounting Pronouncements
In March 2023, FASB released Accounting Standards Update 2023-02 (“ASU 2023-02”), Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 permits entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method, instead of only low-income housing tax credit (“LIHTC”) structures, if certain conditions are met. ASU 2023-02 also eliminates certain LIHTC-specific guidance for LIHTC investments that are not accounted for using the proportional amortization method and instead require that those LIHTC investments be accounted for using other applicable guidance under GAAP. ASU 2023-02 is effective for the Company for

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2021, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock with a $25 million increase in April of 2023. The following table details the amount of shares repurchased under this program in the third quarter of 2023:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
July 31, 2023	38,700	$12.47	38,700	1,452,660
August 31, 2023	—	—	—	1,604,928
September 30, 2023	220,939	12.34	220,939	1,494,759
Total	259,639	$12.36	259,639

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $14.44 at July 31, 2023, $13.07 at August 31, 2023 and $12.21 at September 30, 2023.

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: November 7, 2023	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: November 7, 2023	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer