Form 10-K
period 2023-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2024-02-29
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer ☒     Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2023) was approximately $1,271,513,789.
The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of February 27, 2024, was 102,244,622.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 23, 2024 are incorporated by reference into Part III.

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

PART I

ITEM 1.    Business
Overview
First Commonwealth Financial Corporation (“First Commonwealth,” the “Company” or “we”) is a financial holding company headquartered in Indiana, Pennsylvania. First Commonwealth's operating subsidiaries include First Commonwealth Bank ("FCB" or the "Bank"), First Commonwealth Insurance Agency, Inc. ("FCIA") and FRAMAL. We provide a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCB and offer insurance products through FCIA. At December 31, 2023, we had total assets of $11.5 billion, total loans of $9.0 billion, total deposits of $9.2 billion and shareholders’ equity of $1.3 billion. Our principal executive office is located at 601 Philadelphia Street, Indiana, Pennsylvania 15701, and our telephone number is (724) 349-7220.
FCB is a Pennsylvania bank and trust company. At December 31, 2023, the Bank operated 126 community banking offices in 30 counties throughout western and central Pennsylvania and throughout Ohio, as well as commercial lending operations in Harrisburg, Pennsylvania, and Canton, Cleveland, Columbus, Canfield and Hudson, Ohio. The Bank also operates a network of 138 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the NYCE and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is a member of the Allpoint ATM network, which allows surcharge-free access to over 55,000 ATMs. The Bank is also a member of the “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of over 350 ATMs in over 50 counties in Pennsylvania, Maryland, New York, and Ohio.
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
In 2015, we expanded into central Ohio through the acquisition of First Community Bank with four branches in the Columbus area. In 2016, we acquired 13 branches from FirstMerit Bank, National Association, in Canton-Massillon and Ashtabula, Ohio and in 2017, we acquired DCB Financial Corp., and its banking subsidiary The Delaware County Bank and Trust Company with nine full-service banking offices in the Columbus, Ohio MSA. In 2018, we acquired Garfield Acquisition Corp., and its banking subsidiary Foundation Bank with five full-service banking offices in the Cincinnati, Ohio area. Additionally, since 2014, we have expanded our presence in the Ohio market by opening a corporate loan production office in Columbus, Canton and Cleveland, Ohio, and mortgage loan offices in Hudson, Canfield and Lewis Center, Ohio.
In 2019, we expanded our Pennsylvania markets into State College, Lock Haven, Williamsport and Lewisburg through the acquisition of 14 branches from Santander Bank, N.A.
In January 2023, we acquired Centric Financial Corporation ("Centric") and its banking subsidiary Centric Bank, which operated branches located in Harrisburg, Hershey, Mechanicsburg, Camp Hill, Doylestown, Devon, and Lancaster, Pennsylvania, and loan production offices in Lancaster and Devon, Pennsylvania.
We have also focused on organic growth, improving the reach of our franchise and the breadth of our product offering. As part of this strategy, we have opened fourteen de novo branches since 2005, all of which were in the greater Pittsburgh area.
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
Commercial Real Estate
Commercial real estate loans represent term loans secured by owner-occupied and non-owner occupied properties. Commercial real estate loans are underwritten based on an evaluation of each borrower’s cash flow as the principal source of loan repayment, and are generally secured by a first lien on the property as a secondary source of repayment. Our underwriting process for non-owner occupied properties evaluates the history of occupancy, quality of tenants, lease terms, operating expenses and cash flow. Commercial real estate loans are subject to the same credit evaluation as previously described for commercial loans. Approximately 24%, by principal amount, of our commercial real estate loans involve owner-occupied properties.
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
Deposits
Deposits are our primary source of funds to support our revenue-generating assets. We offer traditional deposit products to businesses and other customers with a variety of rates and terms. Deposits at our bank are insured by the FDIC up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At December 31, 2023, we held $9.2 billion of total deposits, which consisted of $2.4 billion, or 26%, in non-interest bearing checking accounts, $5.5 billion, or 60%, in interest-bearing checking accounts, money market and savings accounts, and $1.3 billion, or 14%, in CDs and IRAs. At December 31, 2023, uninsured deposits totaled 27% of the total deposit portfolio.
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
Human Capital Resources
Workforce Composition and Demographics
At December 31, 2023, First Commonwealth and its subsidiaries employed 1,437 full-time employees and 67 part-time employees with 707 exempt and 797 non-exempt employees. The average age of the workforce is 44.4 years and the average tenure is 7.9 years. Our workforce is 67% female.
Diversity & Inclusion
We continue to accelerate our focus on and action towards Diversity & Inclusion ("D&I") in several key ways. Vicki L. Fox, Senior Vice President/Diversity & Inclusion Officer, has overall responsibility for identifying and mentoring diverse talent, keeping management apprised of emerging D&I issues, and evolving our D&I practices. Ms. Fox works closely with our Regional Community Reinvestment Act Officers and Community Engagement Manager to deepen the connections with our company and communities across our footprint.
Ms. Fox serves as the co-chair of our Diversity & Inclusion Committee, along with T. Michael Price, CEO. The Committee is comprised of executive, senior leadership and diverse employees and is actively involved in developing and overseeing efforts to support our D&I initiatives.
The following is a summary of D&I initiatives in 2023:
•We distributed regional and line of business diversity scorecards in each of our five regions and to our executive officers for their units to increase accountability for diversity in our workforce.
•We expanded our Employee Resource Groups (ERGs) to a total of five, adding Military focuses and Parenting & Caregiving groups. We’ve also branded each group to accentuate their own individual identities. The groups' purpose is to provide support in personal and career development, offer diverse perspectives into the workplace and create a safe space where employees can bring their authentic selves to the table.
•Our strong partnership with BankWork$ continued in our Pittsburgh market. Through a structured training program, BankWork$ prepares people from underserved communities for primarily entry-level, branch roles in banking. First Commonwealth actively participates by engaging in classroom discussions with students, mock interviews, attending job fairs and hiring graduates.
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
Our focus on D&I has produced meaningful progress in several scorecard categories. As of December 31, 2023, racial minorities comprised 8% of the workforce. Racial minorities and women comprised 4.8% and 50.2%, respectively of those in leadership positions (defined by corporate title Assistant Vice President and higher). Women, including one racial minority, hold three seats on our Board of Directors.
Several of our employees were recognized for their work advancing D&I, including Jane Grebenc, Chief Revenue Officer and Bank President, who was recognized by PA Business Central as a Top Female C-Suite leader. We had two female employees recognized by the PA Banker’s Association as Future Under 40 leaders. Patricia Husic was recognized by City & State Pennsylvania with their Power of Diversity recognition. T. Michael Price, CEO, received the PA Bankers Association Diversity, Equity & Inclusion Changemaker Award.

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
Talent Development
Guided by executive leadership, our Strategic and Inspired Leadership ("SAIL") program is in place to strengthen our senior leadership. About 200 of our leaders are involved in quarterly forums and regional “musters” (or meetings) that focus on relevant topics, such as our strategic and operating plans, D&I, leadership development, employee engagement and learning & growth opportunities. The sessions are informative and collaborative and valued by the participants.
Since 2009, we’ve supported a mentorship program, open to all employees. The program provides 1:1 mentorship pairings, group development sessions and volunteer opportunities. In 2023, there were a total of 140 participants, including 94 women and 10 racial minorities.
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
Our talent acquisition priority is to foster the development of internal talent and to provide career advancement opportunities to our employees. In 2023, we promoted 143 employees, of whom 64% were female and 2% were self-identified minorities.
We leveraged the lessons learned as a result of remote work through the pandemic to effectively structure and deliver a permanent telecommuting policy and program with approximately 29% of our workforce permanently telecommuting as of December 31, 2023. We believe that flexible work location opportunities will allow us to broaden our candidate pool and retain employees whose jobs can be performed remotely.
We listen to our employees through market visits, executive forums and our annual employee engagement survey. In 2023, 75.8% of our employees completed the annual survey. Our overall rating exceeded that of the financial services industry and all companies that utilize our survey provider. The survey reflected that employees have fulfillment in working for a community bank and making a difference. They are satisfied with their jobs and First Commonwealth as a whole.
Our employment turnover for 2023 was calculated at 28.6%, which is generally aligned with industry benchmarks.
Compensation and Benefits
We strive to provide a competitive and fair total compensation package to our employees. We price positions against recent industry benchmark reports and salary surveys to establish salary ranges. The compensation components of First Commonwealth’s total rewards are designed to provide competitive pay that aligns with individual and company performance as well as stakeholder interests.
Employee benefits plans support employees with insurance, retirement and work/life plans. Our health plan is structured with a tiered premium approach in which 32% of plan participants are in the lowest tier and pay a lower monthly premium than the other two higher paying tiers. Our 401k plan offers an employer match on employee contributions of up to 4% of eligible earnings. We offer a variety of other benefits, including life insurance and disability plans, a generous paid-time off policy and a wide array of voluntary plan options.
Health and Safety
We continue to prioritize the safety and well-being of our employees, customers, partners and communities through healthy workplace practices and consistent communication reminders and updates.
We support our employees by offering several resources. An employee assistance program connects employees with resources to help them in certain life situations, such as personal counselling, legal services, and adoption.
We partner with a wellness vendor to provide our healthcare members personal access to their own Health Advisor to coordinate care, and to have free access to nutrition counseling, fitness and financial coaching, mental and emotional health specialists, and condition management services. They receive healthy living emails and resources with helpful wellness tips, success stories, and inspirations to guide them on their own wellness journeys. A Concierge Care program is available to help healthcare members navigate the complexities of healthcare. They work to coordinate care needs with doctors, caregivers and pharmacists. We also offer an interest-free advance up to the healthcare member's deductible and out-of-pocket limits with payroll deduction payback options.
We offer a paid maternity leave benefit that provides ten weeks and our paid parental leave that provides three weeks of fully paid leave for full time employees with more than one year of service. We also provide a structure for employees with less tenure and for part time employees. In addition to providing the paid maternity leave for birth mothers, the parental leave is extended to biological, foster, or adoptive mothers or fathers; legal spouses or domestic partners of the birth, foster, or adoptive parent; or appointed legal guardians.
Lastly, our employees support each other through Hearts2Hands, an employee-funded program that provides financial assistance to employees who experience hardships.
Culture and Engagement
The soul of our culture is our mission to improve the financial lives of our neighbors and their businesses. We believe that the type of employees who can help us be successful in that mission have the five core values of: accountability, customer focus, integrity, excellence and inclusion. We have additional leadership points that help define how the leaders of our company will lead us forward. We practice a Customer Service Promise of five critical behaviors that we encourage every one of our employees to demonstrate at every customer interaction – internal or external – with the intent of creating an extraordinary customer experience, which is measured by our customer satisfaction scores. The five behaviors are to put customers first, be relentless, inspire confidence, champion simplicity and obsess with yes. In 2023, both our Customer Satisfaction Score and our Net Promoter Score (NPS) were above the targets we set for ourselves and above industry standards.
We are proud that we were selected as a Forbes World’s Best Bank in 2023 for the fifth consecutive year. We received other national recognitions for our community engagement work and our financial literacy work. We were proudly ranked a top SBA lender in all of our market places. And, based on employee feedback, First Commonwealth was named a Top Workplace in the Pittsburgh area in 2023 for the fifth consecutive year and in the Cleveland area for the first time.
In 2023, First Commonwealth supported our communities with more than $2.0 million in community giving. More than 50% of that giving is Community Reinvestment Act ("CRA") eligible, which means that it is directed into low to moderate income communities where we anticipate it is needed the most.
Our employees provided more than 13,000 volunteer hours and participated in 500 financial education sessions with topics ranging from financial literacy for elementary age children, to preparing for retirement and fraud awareness for retired individuals. In 2023, we achieved a milestone of 100,000 participants reached with financial education.
In 2023 we extended our Community Commitment Hours program, which allows for eight hours of paid time off to use toward eligible volunteer opportunities. During this inaugural year, 923 hours were used by 115 employees.
To recognize employees who go above and beyond in their volunteerism and community engagement, we present a quarterly “Golden Tower” award which includes $1,000 for the recipient to give to a charitable organization of their choice. We also present and celebrate several employees quarterly through our "Why We Exist" recognitions which recognize the stories of employees who go above and beyond in living our mission with measurable growth results for our customers and our bank.
We provide corporate support for the United Way, including an employee campaign which exceeded our 2023 goal with employee contributions of $95,500. With the company match, a total of $191,000 was donated to United Way chapters throughout our footprint.
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
Acquisitions. Under the BHC Act, First Commonwealth is required to obtain the prior approval of the FRB before it can merge or consolidate with any other bank holding company or acquire all or substantially all of the assets of any bank that is not already majority owned by it, or acquire direct or indirect ownership, or control of, any voting shares of any bank that is not already majority owned by it, if after such acquisition it would directly or indirectly own or control more than 5% of the voting shares of such bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the financial (including capital) position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under CRA and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.
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
A significant portion of our income comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, our bank is subject to limitations under Pennsylvania law regarding the level of dividends that it may pay to us. In general, dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus is at least equal to capital. Dividends may not reduce surplus without the prior consent of the Pennsylvania Department of Banking and Securities. FCB has not reduced its surplus through the payment of dividends. As of December 31, 2023, FCB could pay dividends to First Commonwealth of $282.6 million without reducing its capital levels below "well capitalized" levels and without the approval of the Pennsylvania Department of Banking and Securities.
Community Reinvestment. Under CRA a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the applicable regulatory agency to assess an institution’s record of meeting the credit needs of its community. The CRA requires public disclosure of an institution’s CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. For its most recent examination, FCB received a “satisfactory” rating.
In October 2023, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency (“OCC”) issued a joint rule to modernize regulations implementing the CRA. Under the final rules, the agencies will evaluate bank performance across the varied activities they conduct and communities in which they operate. This includes evaluating lending outside traditional assessment areas generated by the growth of non–branch delivery systems, such as online and mobile banking, branchless banking, and hybrid models. The final rule adopts a new metrics–based approach to evaluating bank retail lending and community development financing, using benchmarks based on peer and demographic data. The final rule also clarifies eligible CRA activities, such as affordable housing, that are focused on low- and moderate-income, underserved, native, and rural communities. The rule requires large banks (including FCB) to comply with new and expanded data gathering and reporting requirements. Most of the requirements of the final rule take effect January 1, 2026, while the data requirements will take effect January 1, 2027. We are continuing to evaluate the potential impact of the new rule to our business, financial condition, and results of operations, which cannot be predicted at this time.
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
The Consumer Financial Protection Bureau ("CFPB") has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more, including FCB. State authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, laws relating to fair lending and the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates. Banking regulators take into account compliance with consumer protection laws when considering approval of a proposed transaction.
In October 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider would also have to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data that would be required to be made available under the rule would include transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services.
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
In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of recent bank failures and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and will be assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. FCB’s uninsured deposits at December 31, 2022 were $2.1 billion, therefore we are not subject to the special assessment at this time.
Capital Requirements
First Commonwealth and FCB are each required to comply with applicable capital adequacy standards established by the FRB. The current standards are known as the "Basel III Capital Rules." These rules require First Commonwealth and FCB to maintain the following:
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
First Commonwealth believes that, as of December 31, 2023, FCB was a “well-capitalized” bank as defined by the FDIA. See Note 24 “Regulatory Restrictions and Capital Adequacy” of Notes to the Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.

The Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds (so called "covered funds"). The statutory provision is commonly called the “Volcker Rule.” Banks with less than $10 billion in total consolidated assets are exempt from the Volcker Rule. FCB's total assets exceeded $10 billion as of December 31, 2023. FCB will no longer be exempt from the Volcker Rule beginning January 1, 2024, however this will not significantly impact our operations as we do not participate in the businesses prohibited by the Volcker Rule.
Depositor Preference
Under federal law, depositors (including the FDIC with respect to the subrogated claims of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against such an institution in the liquidation or other resolution of such an institution by any receiver.
Interchange Fees
Under the Durbin Amendment to the Dodd-Frank Act, the FRB adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under the final rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The FRB also adopted a rule to allow a debit card issuer to recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the FRB. The FRB also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers.
The Dodd-Frank Act contained an exemption from the interchange fee cap for any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. As of December 31, 2022, we qualified for this exemption. We earned approximately $28.6 million in card-related interchange income during the 2023 fiscal year. If we had not qualified for this exemption, we estimate that our interchange income would decrease by $14.9 million. First Commonwealth's total assets exceeded $10 billion as of December 31, 2023, and as such, we are subject to the interchange fee cap beginning July 1, 2024.
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
Incentive Compensation
In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
In 2016, the U.S. financial regulators, including the Federal Reserve Board and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including First Commonwealth and FCB), but these proposed rules have not been finalized.
In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The NYSE's listing standards pursuant to the SEC's rule became effective on October 2, 2023. We adopted a compensation recovery policy pursuant to the NYSE listing standards on October 24, 2023. The policy is included as Exhibit 97.1 to this Form 10-K.
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
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further discussion of risk management strategies and governance processes related to cybersecurity.
Climate-Related and Other ESG Developments
In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions' and other companies' risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance (“ESG”) matters. For example, in March 2022, the SEC issued a proposed rule on the enhancement and standardization of climate-related disclosures for investors. The proposed rule would require public issuers, including us, to significantly expand the scope of climate-related disclosures in their SEC filings. The SEC has also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers. We will continue to monitor and evaluate the impact of future regulatory actions related to ESG matters.
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
We Are Subject to Risk Arising from Conditions in the Commercial Real Estate Market
As of December 31, 2023, commercial real estate mortgage loans comprised approximately 34% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
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
We Are Subject to Risk Arising from Conditions in the Commercial Real Estate Market
As of December 31, 2023, commercial real estate mortgage loans comprised approximately 34% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties, such as those within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
Liquidity Risk
We Are Subject to Liquidity Risk
We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce our access to liquidity sources include a downturn in the economy, difficult credit markets or adverse regulatory actions against us. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. Our access to deposits may be negatively impacted by, among other factors, higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. As of December 31, 2023, approximately 27% of our deposits were either uninsured or otherwise unsecured and we rely on these deposits for liquidity.We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.
Unrealized Losses in Our Securities Portfolio Could Affect Liquidity
As market interest rates have increased, we have experienced unrealized losses on our available for sale securities portfolio. Unrealized losses related to available for sale securities are reflected in accumulated other comprehensive income in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available for sale securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; the Federal Home Loan Bank of Pittsburgh ("FHLB") or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.
Operational Risks
Labor Shortages and Constraints in the Supply Chain Could Adversely Affect Our Customers’ Operations as well as Our Operations
Many sectors in the United States and around the world are experiencing a shortage of workers. The shortage of workers is exacerbating supply chain disruptions around the world, causing certain industries to struggle to regain momentum due to a lack of workers or materials. Our commercial customers may be impacted by the shortage of workers and constraints in the supply chain, which could adversely impact our customers’ operations. Customers may experience disruptions in their operations, which could lead to reduced cash flow and difficulty in making loan repayments. The financial services industry has also been affected by the shortage of workers, and First Commonwealth has experienced the intense competition for talent that is currently underway in the financial services industry. This may lead to open positions remaining unfilled for longer periods of time or a need to increase wages to attract workers. We have had to recently increase wages in certain positions to attract talent, particularly in entry-level type positions and certain specialty areas.

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
The Value of Our Goodwill and Other Intangible Assets May Decline in the Future
As of December 31, 2023, we had $386.5 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets which could have a material adverse effect on our business, financial condition and results of operations.
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
Our Business, Financial Condition and Results of Operations Are Subject to Risk from Changes in Customer Behavior
Individual, economic, political, industry-specific conditions and other factors outside of our control, such as fuel prices, energy costs, real estate values or other factors that affect customer income levels, could alter anticipated customer behavior, including borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect our ability to anticipate business needs and meet regulatory requirements. Furthermore, difficult economic conditions may negatively affect consumer confidence levels. A decrease in consumer confidence levels would likely aggravate the adverse effects of these difficult market conditions on us, our customers and others in the financial institutions industry.
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
Acts of Cyber-Crime May Compromise Client and Company Information, Disrupt Access to Our Systems or Result in Loss of Client or Company Assets
Our business is dependent upon the availability of technology, the Internet and telecommunication systems to enable financial transactions by clients, record and monitor transactions and transmit and receive data to and from clients and third parties. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our clients’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, the theft of client assets through fraudulent transactions or disruption of our or our clients’ or other third parties’ business operations.
Even the most well protected information, networks, systems and facilities remain potentially vulnerable to attempted security breaches or disruptions because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants or our third party vendors, including as a result of cyberattacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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
Competition from Other Financial Institutions in Originating Loans, Attracting Deposits and Providing Various Financial Services May Adversely Affect Our Profitability
We face substantial competition in originating loans and attracting deposits. This competition comes principally from other banks, savings institutions, mortgage banking companies and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, better brand recognition, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. These competitors may offer more favorable pricing through lower interest rates on loans or higher interest rates on deposits, which could force us to match competitive rates and thereby reduce our net interest income.
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
Provisions of Our Articles of Incorporation, Bylaws and Pennsylvania Law, as Well as State and Federal Banking Regulations, Could Delay or Prevent a Takeover of Us by a Third Party
Provisions in our articles of incorporation and bylaws, the corporate law of the Commonwealth of Pennsylvania, and state and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock. These provisions include, among other things, advance notice requirements for proposing matters that shareholders may act on at shareholder meetings. In addition, under Pennsylvania law, we are prohibited from engaging in a business combination with any interested shareholder for a period of five years from the date the person became an interested shareholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock.
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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 1C.    Cybersecurity
Cybersecurity, data privacy, and data protection are critical to our business. In the ordinary course of our business, we collect and store certain confidential information such as personal information of depositors and borrowers and information about our employees, contractors, vendors, and suppliers. We rely heavily on the secure processing, storage, and transmission of sensitive and confidential financial, personal, and other information in our computer systems and networks.
Cybersecurity Governance
Our Board is actively engaged in the oversight of our cybersecurity program. Specifically, the Risk Committee is responsible for overseeing our information security program, including management’s actions to identify, assess, mitigate, and remediate material cyber issues and risks. Our Chief Information Security Officer ("CISO") provides quarterly reports to the Risk Committee regarding information security programs, key enterprise cyber initiatives, and significant cybersecurity and privacy incidents.
Our CISO is part of the risk management function, reporting directly to the Chief Risk Officer, who in turn, reports directly to our CEO. Various management committees provide oversight of the information security and technology programs. These committees generally meet quarterly and summaries of key issues discussed and actions taken are provided to the Risk Committee.
Cybersecurity Risk Management and Strategy
We structure our information security program around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. We leverage industry and government associations, third-party benchmarking, audits and threat intelligence feeds to promote program effectiveness. Our CISO, along with key members of their team, regularly collaborate with peer banks, industry groups, and policymakers.
We employ an in-depth, layered, defensive strategy with respect to our products, services and technology. We leverage people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats.
We have established processes and systems to mitigate cyber risk, including regular education and training, preparedness simulations and tabletop exercises, and recovery and resilience tests. Our processes, systems and controls are reviewed periodically by internal and external auditors, Federal and State bank examiners, and independent external partners to assess design and operating effectiveness. We also maintain information security risk insurance coverage.
We engage third party security experts to supplement our internal Information Security team as well as for assessments, penetration tests and program enhancements, including vulnerability assessments, security framework maturity assessments and identification of areas for continued focus and improvement. In addition, our third-party experts work with us to conduct cybersecurity tabletop exercises and internal phishing awareness campaigns. We use the findings of these exercises to improve our practices, procedures, and technologies. We also engage third party security experts to support our cybersecurity threat and incident response management and maintain information security risk insurance coverage.
We engage with a range of external experts, including cybersecurity assessors, consultants, auditors, and legal counsel in evaluating and testing our risk management systems. This enables us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain current.
In the past three years, we have not experienced any material computer data security breaches as a result of a compromise of our information systems and we are not aware and have not had a significant cybersecurity breach or attack that had a material impact on our business or operating results to date.

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
First Commonwealth Bank has 126 community banking offices, of which 48 are leased and 78 are owned. We also lease two mortgage loan production offices, four corporate loan production offices and an office for our equipment finance business.
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

Executive Officers of First Commonwealth Financial Corporation
The name, age and principal occupation for each of the executive officers of First Commonwealth Financial Corporation as of December 31, 2023 is set forth below:
Jane Grebenc, age 65, has served as Executive Vice President and Chief Revenue Officer of First Commonwealth Financial Corporation and President of First Commonwealth Bank since May 31, 2013. Ms. Grebenc's financial services career includes executive leadership roles at a variety of institutions, including Park View Federal Savings Bank, Key Bank, and National City Bank. She was formerly the Executive Vice President in charge of the retail, marketing, IT and operations and the mortgage segments at Park View Federal Savings Bank from 2009 until 2012, the Executive Vice President in charge of the Wealth Segment at Key Bank from 2007 until 2009 and the Executive Vice President / Branch Network at National City Bank prior to 2007.
Brian Karrip, age 63, has served as Executive Vice President and Chief Credit Officer of First Commonwealth Bank since September 2016.  Prior to joining First Commonwealth, Mr. Karrip served as Executive Vice President, Specialized Lending for FirstMerit Bank.  Prior to joining FirstMerit Bank, Mr. Karrip served as Managing Director and Group Head of Loan Syndications and Sales at KeyBanc Capital Markets.  Mr. Karrip’s financial services career also includes 16 years with National City Bank where he held a variety of roles in the commercial lending division and served as Regional President of Michigan and Illinois.
Leonard V. Lombardi, age 64, has served as Executive Vice President and Chief Audit Executive of First Commonwealth Financial Corporation since January 1, 2009. He was formerly Senior Vice President / Loan Review and Audit Manager.
Norman J. Montgomery, age 56, has served as the Executive Vice President of Business Integration of First Commonwealth Bank since May 2011. He oversees First Commonwealth’s product development and assumed oversight of First Commonwealth’s technology and operations functions in July 2012. He served as Senior Vice President/Business Integration of First Commonwealth Bank from September 2007 until May 2011 and previously held positions in the technology, operations, audit and marketing areas.
T. Michael Price, age 61, has served as President and Chief Executive Officer of First Commonwealth Financial Corporation and Chief Executive Officer of First Commonwealth Bank since March 2012. Mr. Price served as President of First Commonwealth Bank from November 2007 to May 2013. From January 1, 2012 to March 7, 2012, he served as Interim President and Chief Executive Officer of First Commonwealth Financial Corporation. He was formerly Chief Executive Officer of the Cincinnati and Northern Kentucky Region of National City Bank from July 2004 to November 2007 and Executive Vice President and Head of Small Business Banking of National City Bank prior to July 2004.
James R. Reske, age 60, joined First Commonwealth Financial Corporation as Executive Vice President, Chief Financial Officer and Treasurer on April 28, 2014. Prior to joining First Commonwealth, Mr. Reske served as Executive Vice President, Chief Financial Officer, and Treasurer at United Community Financial Corporation in Youngstown, Ohio from 2008 until April 2014. Mr. Reske's financial services career includes investment banking roles within the Financial Institutions Groups at Keybanc Capital Markets, Inc. in Cleveland, Ohio and at Morgan Stanley & Company in New York. Mr. Reske also provided expertise and counsel to financial institutions and other organizations on mergers and acquisitions and capital markets activities as an attorney at Wachtell, Lipton, Rosen & Katz, as well as at Sullivan & Cromwell. Earlier in his career, Mr. Reske worked at the Board of Governors of the Federal Reserve System in Washington, DC and at the Federal Reserve Bank of Boston.
Carrie L. Riggle, age 54, has served as Executive Vice President / Human Resources since March 1, 2013. Ms. Riggle has been with First Commonwealth since 1991. Over the course of her tenure, Ms. Riggle has been responsible for the daily operations of the Human Resources function and was actively involved in the establishment and development of a centralized corporate human resources function within the Company.
Matthew C. Tomb, age 47, has served as Executive Vice President, Chief Risk Officer and General Counsel of First Commonwealth Financial Corporation since November 2010. He previously served as Senior Vice President / Legal and Compliance since September 2007. Before joining First Commonwealth, Mr. Tomb practiced law with Sherman & Howard L.L.C. in Denver, Colorado.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
First Commonwealth is listed on the NYSE under the symbol “FCF.” As of December 31, 2023, there were approximately 5,255 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2023
First Quarter	$16.43	$12.36	$0.120
Second Quarter	14.48	11.46	0.125
Third Quarter	14.54	11.94	0.125
Fourth Quarter	15.81	11.55	0.125

Period	High Sale	Low Sale	Cash Dividends Per Share
2022
First Quarter	$17.55	$15.12	$0.115
Second Quarter	15.23	13.01	0.120
Third Quarter	15.39	12.84	0.120
Fourth Quarter	14.92	12.99	0.120
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

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the S&P U.S. BMI Banks Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2018, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
First Commonwealth Financial Corporation	100.00	123.66	97.83	148.63	133.31	152.91
Russell 2000 Index	100.00	125.52	150.58	172.90	137.56	160.85
S&P U.S. BMI Banks Index	100.00	137.36	119.83	162.92	135.13	147.41

Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the amount of shares repurchased during the fourth quarter of 2023.

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2023	73,184	$11.75	73,184	1,427,837
November 30, 2023	—	—	—	1,300,752
December 31, 2023	—	—	—	1,126,364
Total	73,184	$11.75	73,184
(1) Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $12.18 as of October 31, 2023, $13.37 as of November 30, 2023 and $15.44 as of December 31, 2023.
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
Insider Trading Policies and Procedures
Our board of directors has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, or by First Commonwealth itself. These policies have been reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards.

ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis represents an overview of the financial condition and the results of operations of First Commonwealth, and its subsidiaries, as of and for the years ended December 31, 2023, and 2022. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a more thorough understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and to other financial information presented in this Annual Report. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 28, 2023 for a discussion and analysis of the factors that affected periods prior to 2023.

Company Overview
First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCB and insurance products through FCIA. At December 31, 2023, FCB operated 126 community banking offices throughout Pennsylvania and Ohio, as well as loan production offices in Harrisburg, Pennsylvania, and Cleveland, Columbus, Canton, Canfield and Hudson, Ohio.
Our consumer services include Internet, mobile and telephone banking, an automated teller machine network, personal checking accounts, interest-earning checking accounts, savings accounts, health savings accounts, insured money market accounts, debit cards, investment certificates, fixed and variable rate certificates of deposit, mortgage loans, secured and unsecured installment loans, construction and real estate loans, safe deposit facilities, credit cards, credit lines with overdraft checking protection and IRA accounts. Commercial banking services include commercial lending and leasing, small and high-volume business checking accounts, on-line account management services, ACH origination, payroll direct deposit, commercial cash management services and repurchase agreements. We also provide a variety of trust and asset management services and a full complement of auto, home and business insurance as well as term life insurance. We offer annuities, mutual funds and stock and bond brokerage services through an arrangement with a broker-dealer and insurance brokers. Most of our commercial customers are small and mid-sized businesses in Pennsylvania and Ohio.
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

Critical Accounting Policies and Significant Accounting Estimates
First Commonwealth’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and predominant practice in the banking industry. The preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Over time, these estimates, assumptions and judgments may prove to be inaccurate or vary from actual results and may significantly affect our reported results and financial position for the period presented or in future periods. We currently view the determination of the allowance for credit losses and business combinations to be critical because they are highly dependent on subjective or complex judgments, assumptions and estimates made by management.
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
Business Combinations
Business combinations are accounted for by applying the acquisition method of accounting. All identifiable assets and acquired, including loans, and liabilities assumed are measured at fair value and recognized separately from goodwill. Determining the fair value of assets and liabilities often involve estimates based on third party valuations or internal valuations, both of which include estimates and significant judgements by management. Results of operations of the acquired entities are included in the Consolidated Statements of Income from the date of acquisition.
Core deposits intangibles are calculated using a discounted cash flow model based on various factors including account retention, discount rate, attrition rate, deposit interest rates, deposit maintenance costs and alternative funding costs.
Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value with no carryover of related allowance for credit losses. Acquired loans are classified into two categories; purchased credit deteriorated ("PCD") loans and non-purchased credit deteriorated ("non-PCD") loans. PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans will have an allowance for credit losses established on acquisition date, which is recognized in the current period provision for credit losses. For PCD loans, an allowance for credit losses is recognized on day 1 by adjusting the fair value of the loan, which is the “Day 1 amortized cost”. There is no credit loss expense recognized on PCD loans because the initial allowance for credit losses is established by grossing-up the amortized cost of the PCD loan. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, internal risk grade, estimated value of the underlying collateral and interest rate environment.

Selected Financial Information
The following table provides selected financial information for the periods ended December 31,

	2023	2022	2021	2020	2019
	(dollars in thousands, except share data)
Interest income	$529,998	$329,953	$293,838	$301,209	$325,264
Interest expense	144,322	17,732	15,297	32,938	55,402
Net interest income	385,676	312,221	278,541	268,271	269,862
Provision for credit losses	14,813	21,106	(1,376)	56,718	14,533
Net interest income after provision for credit losses	370,863	291,115	279,917	211,553	255,329
Net securities gains (losses)	(103)	2	16	70	22
Other income	96,712	98,706	106,741	94,406	85,463
Other expenses	269,917	229,638	213,857	215,826	209,965
Income before income taxes	197,555	160,185	172,817	90,203	130,849
Income tax provision	40,492	32,004	34,560	16,756	25,516
Net Income	$157,063	$128,181	$138,257	$73,447	$105,333
Per Share Data—Basic
Net Income	$1.55	$1.37	$1.45	$0.75	$1.07
Dividends declared	$0.495	$0.475	$0.455	$0.440	$0.400
Average shares outstanding	101,556,427	93,612,043	95,583,890	97,499,586	98,317,787
Per Share Data—Diluted
Net Income	$1.54	$1.37	$1.44	$0.75	$1.07
Average shares outstanding	101,822,201	93,887,447	95,840,285	97,758,965	98,588,164
At End of Period
Total assets	$11,459,488	$9,805,666	$9,545,093	$9,068,104	$8,308,773
Investment securities	1,490,866	1,250,237	1,595,529	1,205,294	1,256,176
Loans and leases, net of unearned income	8,968,761	7,642,143	6,839,230	6,761,183	6,189,148
Allowance for credit losses	117,718	102,906	92,522	101,309	51,637
Deposits	9,192,309	8,005,469	7,982,498	7,438,666	6,677,615
Short-term borrowings	597,835	372,694	138,315	117,373	201,853
Subordinated debentures	177,741	170,937	170,775	170,612	170,450
Other long-term debt	4,122	4,862	5,573	56,258	56,917
Shareholders’ equity	1,314,274	1,052,074	1,109,372	1,068,617	1,055,665
Key Ratios
Return on average assets	1.42%	1.34%	1.47%	0.82%	1.31%
Return on average equity	12.80	11.99	12.55	6.82	10.32
Net loans to deposits ratio	96.29	94.18	84.52	89.53	91.91
Dividends per share as a percent of net income per share	31.94	34.67	31.38	58.67	37.38
Average equity to average assets ratio	11.06	11.16	11.72	12.00	12.71
Results for 2020 through 2023 reflect accounting for the allowance for credit losses under the current expected credit loss methodology, while results prior to 2020 reflect accounting under the incurred methodology.

Results of Operations—2023 Compared to 2022
Net Income
Net income for 2023 was $157.1 million, or $1.54 per diluted share, as compared to net income of $128.2 million, or $1.37 per diluted share in 2022. The increase in net income was the result of an increase of $73.5 million in net interest income and a $16.9 million decrease in provision for credit losses, excluding the $10.7 million in provision expense related to the day 1 adjustment on non-PCD loans acquired in the Centric acquisition. Partially offsetting these positive changes was an increase of $40.3 million in noninterest expense and a decrease of $2.1 million in noninterest income.
Our return on average equity was 12.8% and our return on average assets was 1.42% for 2023, compared to 12.0% and 1.34%, respectively, for 2022.
Average diluted shares for the year 2023 were 8% more than the comparable period in 2022 primarily due to $141.4 million in common stock issued as part of the Centric acquisition, offset by $15.1 million of common stock buybacks completed during 2023.
Net Interest Income
Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully taxable equivalent basis, to average interest-earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate federal income tax rate of 21%. The taxable equivalent adjustment to net interest income for 2023 was $1.2 million compared to $1.0 million in 2022. Net interest income comprises a majority of our revenue (net interest income before provision expense plus noninterest income) at 80% and 76% for the years ended December 31, 2023 and 2022, respectively.
Net interest income, on a fully taxable equivalent basis, was $386.9 million for the year-ended December 31, 2023, a $73.6 million, or 24%, increase compared to $313.3 million for the same period in 2022. The net interest margin, on a fully taxable equivalent basis, increased 23 basis points to 3.81% in 2023 from 3.58% in 2022. The net interest margin is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.
The impact of growth in interest-earning assets in 2023 was further impacted by the effect of the mix of the asset growth and higher interest rates, resulting in an increase in the net interest margin for the year ended December 31, 2023. Average earning assets for the year ended December 31, 2023 increased $1.4 billion, or 16%, compared to the year ended December 31, 2022. Ending balances of interest earning assets acquired as part of the Centric acquisition totaled $965.5 million. The change in the volume of interest-earning assets and interest-bearing liabilities positively increased net interest income by $55.9 million in the year ended December 31, 2023 compared to the same period in 2022, and changes in rates positively impacted net interest income by $17.7 million. Interest-sensitive assets totaling $5.1 billion will either reprice or mature over the next twelve months.
The taxable equivalent yield on interest-earning assets was 5.23% for the year ended December 31, 2023, an increase of 144 basis points from the 3.79% yield for the same period in 2022. This change is the result of a higher interest rate environment in 2023 and resulted in the loan and leases portfolio yield increasing by 141 basis points compared to the prior year. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased by 227 basis points. During 2023, the Federal Reserve increased short-term interest rates by 100 basis points. Additionally, nine basis points of the increase in the yield on interest-earning assets can be attributed to the recognition of $9.1 million in accretion of the purchase accounting marks, primarily from the Centric acquisition.
As of December 31, 2023, 51% of our loan portfolio had variable or adjustable interest rates and 49% had fixed interest rates. After incorporating the impact of our cash flow hedges that convert the interest rate on $500.0 million of our 1-month Secured Overnight Financing Rate ("SOFR") based loans to fixed rates, the variable and adjustable interest rates would account for 46% of our loan portfolio. Loans with variable or adjustable interest rates include approximately 15% tied to the prime interest rate, 20% tied to SOFR, 6% tied to Treasury rates, 5% tied to Federal Home Loan Bank rates, 3% tied to swap rates and 3% tied to BSBY.
Also contributing to the increase in yield on interest-earning assets was the yield on the investment portfolio, which increased by 48 basis points compared to the prior year, primarily as new volume rates were higher than the portfolio yield. The average investment portfolio balance decreased $118.0 million as maturities and runoff funded loan growth. The yield on interest-bearing deposits with banks increased 448 basis points compared to the prior year as a result of higher interest rates while the average balance decreased $12.2 million.
Increases in the cost of interest-bearing liabilities partially offset the positive impact of higher yields on interest-earning assets. The cost of interest-bearing liabilities was 2.03% for the year ended December 31, 2023, compared to 0.31% for the same period in 2022. The increase of 161 basis points in the cost of interest-bearing deposits can be attributed to higher market interest rates and changes in the mix of deposits as customers moved funds to take advantage of the increased rates offered on money market accounts and time deposits. Average time deposits increased $620.1 million, or 175.9%, with an increase in the cost of these deposits of 294 basis points. Contributing to the average growth in time deposits was an average of $84.9 million related to the Centric acquisition. Other interest-bearing deposits increased an average of $537.3 million, or 10.8%, increasing the cost of deposits 135 basis points. Contributing to the growth in average other interest-bearing deposits was an average of $341.0 million of interest-bearing deposits related to the Centric acquisition.
The cost of short-term borrowings increased 357 basis points in comparison to the same period in the prior year. Average short-term borrowings increased by $294.7 million for the year ended December 31, 2023 compared to the same period in 2022. Average long-term debt increased $5.0 million, while the cost of long-term debt increased by 49 basis points primarily due to increasing rates on the variable rate portion of the subordinated debentures.
Comparing the year ended December 31, 2023 with the same period in 2022, changes in rates positively impacted net interest income by $17.7 million. The higher yield on interest-earning assets increased net interest income by $137.3 million, while the change in the cost of interest-bearing liabilities negatively impacted net interest income by $119.6 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively increased net interest income by $55.9 million in the year ended December 31, 2023 compared to the same period in 2022. Higher levels of interest-earning assets resulted in an increase of $62.9 million in interest income, and changes in the volume and mix of interest-bearing liabilities increased interest expense by $7.0 million, primarily due to increases in short-term borrowings and time deposits.
Net interest income was negatively impacted by a decrease of $45.3 million in average net free funds at December 31, 2023 as compared to December 31, 2022. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The lower level of net free funds was primarily the result of lower noninterest-bearing demand deposits as customers became more rate sensitive in the increasing rate environment and an increase in noninterest-earning assets, largely due to the Centric acquisition.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the periods presented:

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$529,998	$329,953	$293,838
Adjustment to fully taxable equivalent basis	1,237	1,049	1,100
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	531,235	331,002	294,938
Interest expense	144,322	17,732	15,297
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$386,913	$313,270	$279,641

The following table provides information regarding the average balances and yields or rates on interest-earning assets and interest-bearing liabilities for the periods ended December 31:

	Average Balance Sheets and Net Interest Analysis
	2023			2022			2021
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$176,146	$9,491	5.39%	$188,370	$1,722	0.91%	$317,493	$400	0.13%
Tax-free investment securities	21,485	578	2.69	23,060	606	2.63	28,139	753	2.68
Taxable investment securities	1,239,369	29,340	2.37	1,355,836	25,545	1.88	1,463,785	25,244	1.72
Loans and leases, net of unearned income (b)(c)(e)	8,714,770	491,826	5.64	7,172,624	303,129	4.23	6,777,192	268,541	3.96
Total interest-earning assets	10,151,770	531,235	5.23	8,739,890	331,002	3.79	8,586,609	294,938	3.43
Noninterest-earning assets:
Cash	112,157			111,554			94,949
Allowance for credit losses	(132,046)			(94,912)			(101,399)
Other assets	959,972			818,701			813,905
Total noninterest-earning assets	940,083			835,343			807,455
Total Assets	$11,091,853			$9,575,233			$9,394,064
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,959,595	$25,652	1.31%	$1,596,197	$1,376	0.09%	$1,529,697	$434	0.03%
Savings deposits (d)	3,548,587	54,847	1.55	3,374,638	4,145	0.12	3,282,307	3,111	0.09
Time deposits	972,735	31,907	3.28	352,622	1,193	0.34	449,452	2,204	0.49
Short-term borrowings	439,556	21,747	4.95	144,834	1,999	1.38	119,801	99	0.08
Long-term debt	186,687	10,169	5.45	181,724	9,019	4.96	200,961	9,449	4.70
Total interest-bearing liabilities	7,107,160	144,322	2.03	5,650,015	17,732	0.31	5,582,218	15,297	0.27
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,552,596			2,708,580			2,580,460
Other liabilities	205,224			147,871			130,007
Shareholders’ equity	1,226,873			1,068,767			1,101,379
Total noninterest-bearing funding sources	3,984,693			3,925,218			3,811,846
Total Liabilities and Shareholders’ Equity	$11,091,853			$9,575,233			$9,394,064
Net Interest Income and Net Yield on Interest-Earning Assets		$386,913	3.81%		$313,270	3.58%		$279,641	3.26%
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

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

	Analysis of Year-to-Year Changes in Net Interest Income
	2023 Change from 2022			2022 Change from 2021
	Total Change	Change Due To Volume	Change Due To Rate (a)	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$7,769	$(111)	$7,880	$1,322	$(168)	$1,490
Tax-free investment securities	(28)	(41)	13	(147)	(136)	(11)
Taxable investment securities	3,795	(2,190)	5,985	301	(1,857)	2,158
Loans and leases	188,697	65,233	123,464	34,588	15,659	18,929
Total interest income (b)	200,233	62,891	137,342	36,064	13,498	22,566
Interest-bearing liabilities:
Interest-bearing demand deposits	24,276	327	23,949	942	20	922
Savings deposits	50,702	209	50,493	1,034	83	951
Time deposits	30,714	2,108	28,606	(1,011)	(474)	(537)
Short-term borrowings	19,748	4,067	15,681	1,900	20	1,880
Long-term debt	1,150	246	904	(430)	(904)	474
Total interest expense	126,590	6,957	119,633	2,435	(1,255)	3,690
Net interest income	$73,643	$55,934	$17,709	$33,629	$14,753	$18,876
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
The provision is a result of management's estimate of credit losses over the contractual life of the loan and lease portfolio. The change in the allowance for credit losses is impacted by estimated expected losses in the portfolio determined by a discounted cash flow analysis considering inputs such as contractual payment schedules, prepayment estimates, historical loss experience, calculated probability of default and loss given default estimates and forecasts for certain macroeconomic variables, such as unemployment, gross domestic product and the housing price index as well as other macroeconomic variables.
The provision for credit losses on loans and leases for 2023 totaled $14.8 million, including $10.7 million recognized as the day 1 non-PCD provision expense related to the Centric acquisition. Provision expense in 2023 was a decrease of $6.3 million compared to the $21.1 million provision recognized in 2022. The decrease is a result of a $10.4 million decline in the calculated provision for outstanding loans and leases due to improvements in economic variables considered in the calculation as well as a $6.5 million decrease in the provision for off-balance sheet commitments. The negative provision for off-balance sheet commitments was the result of lower off-balance sheet commitments related to construction loans and improvement in the economic variables considered in the calculation.
Provision expense for the commercial, financial, agricultural and other category was impacted by an increase of $1.8 million in provision expense related to the equipment finance portfolio, which accounted for $153.3 million of the $331.6 million growth in outstanding balances for this loan category. Also, impacting provision expense were net charge-offs of $3.9 million, for which the allowance was not provided for in prior periods or through PCD purchase accounting marks. Provision expense for the commercial real estate category was impacted by a $4.3 million charge off related to one borrower and an increase in general reserves due to $628.1 million in loan growth. Increase in the residential real estate category is due primarily to $222.2 million in loan growth. Net charge-offs related to loans to individuals were $5.0 million for the year ended December 31, 2023, including $3.8 million for indirect auto loans and $1.1 million related to other consumer loans. The provision expense for loans to individuals was also impacted by growth in the portfolio of $60.0 million.

The table below provides a breakout of the provision for credit losses by loan category for the years ended December 31:

	2023		2022
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,148	17%	$6,524	37%
Time and demand	(4,187)	(59)	5,265	30
Commercial credit cards	35	1	234	1
Equipment finance	2,850	40	1,086	6
Time and demand other	2,450	35	(61)	—
Real estate construction	(3,329)	(47)	4,593	26
Construction other	(1,285)	(18)	3,073	17
Construction residential	(2,044)	(29)	1,520	9
Residential real estate	1,662	23	8,939	51
Residential first liens	1,588	22	7,396	42
Residential junior liens/home equity	74	1	1,543	9
Commercial real estate	2,511	35	(2,854)	(16)
Multifamily	(241)	(3)	1,165	7
Non-owner occupied	3,297	46	(6,918)	(40)
Owner occupied	(545)	(8)	2,899	17
Loans to individuals	5,114	72	319	2
Automobile and recreational vehicles	4,071	57	(721)	(4)
Consumer credit cards	163	2	327	2
Consumer other	880	13	713	4
Provision for credit losses on loans and leases	$7,106	100%	$17,521	100%
Provision for credit losses - acquisition day 1 non-PCD	10,653		—
Total provision for credit losses on loans and leases	17,759		17,521
Provision for off-balance sheet credit exposure	(2,946)		3,585
Total provision for credit losses	$14,813		$21,106
The allowance for credit losses was $117.7 million, or 1.31%, of total loans and leases outstanding at December 31, 2023, compared to $102.9 million, or 1.35%, at December 31, 2022. Nonperforming loans as a percentage of total loans decreased to 0.44% at December 31, 2023 from 0.46% at December 31, 2022. The allowance to nonperforming loan ratio was 298.2% as of December 31, 2023 and 290.0% at December 31, 2022. Net charge-offs were $30.2 million for the year ended December 31, 2023 compared to $7.1 million for the same period in 2022, an increase of $23.0 million. During 2023, $17.0 million in charge-offs were recognized related to loans acquired through the Centric acquisition. These loans were considered PCD loans for which $14.3 million were provided for as part of the day 1 provision. In addition, a $4.3 million charge-off was recognized on one commercial real estate relationship.
Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at December 31, 2023.

A detailed analysis of our credit loss experience for the previous five years is shown below:

	2023	2022	2021	2020	2019
	(dollars in thousands)
Loans and leases outstanding at end of year	$8,968,761	$7,642,143	$6,839,230	$6,761,183	$6,189,148
Average loans outstanding	$8,714,770	$7,172,624	$6,777,192	$6,737,339	$5,987,398
Balance, beginning of year	$102,906	$92,522	$101,309	$51,637	$47,764
Day 1 allowance for credit loss on PCD acquired loans	27,205	—	—	—	—
Provision for credit losses - acquisition day 1 non-PCD	10,653	—	—	—	—
Adoption of accounting standard - ASU 2016-13	—	—	—	13,393	—
Loans charged off:
Commercial, financial, agricultural and other	19,199	2,361	7,020	6,318	3,393
Real estate construction	—	—	9	—	—
Residential real estate	561	339	309	1,040	1,042
Commercial real estate	6,277	2,487	1,659	4,939	2,008
Loans to individuals	7,230	4,658	4,061	6,953	5,831
Total loans charged off	33,267	9,845	13,058	19,250	12,274
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	498	394	2,430	314	326
Real estate construction	—	9	155	26	158
Residential real estate	247	187	468	414	315
Commercial real estate	151	769	135	312	189
Loans to individuals	2,219	1,349	1,460	991	626
Total recoveries	3,115	2,708	4,648	2,057	1,614
Net charge-offs	30,152	7,137	8,410	17,193	10,660
Provision charged to expense	7,106	17,521	(377)	53,472	14,533
Balance, end of year	$117,718	$102,906	$92,522	$101,309	$51,637
Ratios:
Net charge-offs as a percentage of average loans and leases outstanding	0.35%	0.10%	0.12%	0.26%	0.18%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding	1.31%	1.35%	1.35%	1.50%	0.83%

Noninterest Income
The components of noninterest income for each year in the three-year period ended December 31 are as follows:

				2023 compared to 2022
	2023	2022	2021	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$10,516	$10,518	$11,111	$(2)	—%
Service charges on deposit accounts	21,437	19,641	17,984	1,796	9
Insurance and retail brokerage commissions	9,628	8,857	8,502	771	9
Income from bank owned life insurance	4,875	5,459	6,433	(584)	(11)
Card-related interchange income	28,640	27,603	27,954	1,037	4
Swap fee income	1,519	4,685	2,543	(3,166)	(68)
Other income	9,388	10,263	8,185	(875)	(9)
Subtotal	86,003	87,026	82,712	(1,023)	(1)
Net securities (losses) gains	(103)	2	16	(105)	(5,250)
Gain on sale of mortgage loans	3,951	5,276	13,555	(1,325)	(25)
Gain on sale of other loans and assets	6,744	6,036	8,130	708	12
Derivative mark to market	14	368	2,344	(354)	(96)
Total noninterest income	$96,609	$98,708	$106,757	$(2,099)	(2)%
Noninterest income, excluding net securities (losses) gains, gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market, decreased $1.0 million, or 1%, in 2023. This decrease is primarily due to swap fee income, which declined $3.2 million due to a lower volume of interest rates swaps entered into for our commercial customers. Other income decreased $0.9 million largely due to income related to limited partnership investments and income from bank owned life insurance decreased $0.6 million due to changes in market interest rates. Partially offsetting these decreases were service charges on deposit accounts which increased $1.8 million, of which $0.3 million can be attributed to the Centric acquisition with the remainder due to increased customer activity. Card-related interchange income increased $1.0 million, primarily due to higher customer activity, with $0.2 million of the increase attributable to the Centric acquisition. Also, insurance and retail brokerage commissions increased as a result of higher annuity sales.
Total noninterest income decreased $2.1 million, or 2%, in comparison to the year ended December 31, 2022. The most significant change, other than the changes noted above, includes a decrease of $1.3 million in gain on sale of mortgage loans due to a decline in volume and spread received on mortgage loans sold. The mark to market adjustment on interest rate swaps entered into for our commercial loan customers decreased $0.4 million. This adjustment does not reflect a realized gain or loss on the swaps, but rather relates to a change in fair value due to movements in corporate bond spreads and swap rates as well as changes in counterparty credit risk. Partially offsetting these decreases is an increase in gain on sale of other loans and assets of $0.7 million due to increased volume of loans sold, primarily SBA loans, in comparison to the prior year. For 2023, $1.1 million in total noninterest income can be attributed to the Centric Acquisition.

The Company's total assets exceeded $10.0 billion as of December 31, 2023; therefore, beginning July 1, 2024 we are subject to the interchange fee cap included in the Dodd-Frank Act. We estimate the application of the interchange fee cap to decrease our interchange income by approximately $7.5 million in 2024 and to decrease our annual interchange income by approximately $14.9 million in 2025.

Noninterest Expense
The components of noninterest expense for each year in the three-year period ended December 31 are as follows:

				2023 compared to 2022
	2023	2022	2021	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$142,871	$126,031	$119,506	$16,840	13%
Net occupancy	19,221	18,037	16,586	1,184	7
Furniture and equipment	17,308	15,582	15,642	1,726	11
Data processing	15,010	13,922	12,373	1,088	8
Advertising and promotion	5,713	5,031	4,983	682	14
Pennsylvania shares tax	4,364	4,447	4,604	(83)	(2)
Intangible amortization	4,983	3,196	3,497	1,787	56
Other professional fees and services	5,919	4,894	4,501	1,025	21
FDIC insurance	6,260	2,871	2,529	3,389	118
Other operating expenses	34,389	30,748	27,009	3,641	12
Subtotal	256,038	224,759	211,230	31,279	14
Loss on sale or write-down of assets	204	343	303	(139)	(41)
Litigation and operational losses	4,641	2,834	2,324	1,807	64
Merger and acquisition related	9,034	1,702	—	7,332	431
Total noninterest expense	$269,917	$229,638	$213,857	$40,279	18%
Total noninterest expense increased $40.3 million, or 18%, compared to the year ended December 31, 2022. Contributing to this change is the recognition of $9.0 million in merger and acquisition associated with the Centric acquisition. Also contributing to the increase in noninterest expense is a $16.8 million increase in salaries and employee benefits primarily due to the number of full-time equivalent employees, which increased from 1,424 at December 31, 2022 to 1,475 at December 31, 2023, largely due to the Centric acquisition. Also contributing the higher salaries and benefits expense is an increase of $3.5 million in hospitalization expense as a result of the increase in full-time employees and higher claims in 2023. The $1.8 million increase in intangible amortization is related to amortization of Centric's core deposit intangible. Net occupancy expense increased $1.2 million due to higher building repairs and maintenance costs as properties acquired in the Centric acquisition resulted in expense of $1.8 million for the year ended December 31, 2023. Data processing costs increased $1.1 million due to continued investment in our digital banking and other product offerings. FDIC insurance increased $3.4 million due to the impact of the Centric acquisition as well as a 2 basis point increase in the FDIC deposit insurance assessment rate, which began in the first quarterly assessment period of 2023. Contributing to the $3.6 million increase in other operating expenses was a $0.6 million increase in other bank fees as a result of the purchase of letters of credit from FHLB in order to secure public deposits and increase the Company's liquidity position. Other areas contributing to the increase in other operating expense including other professional fees, printing, postage and travel, none of which were individually significant.
Income Tax
The provision for income taxes of $40.5 million in 2023 reflects an increase of $8.5 million compared to the provision for income taxes in 2022, as a result of a $37.4 million increase in the level of income before taxes.
The effective tax rate was 20.5% and 20.0% for tax expense in 2023 and 2022, respectively. We ordinarily generate an annual effective tax rate that is less than the statutory rate due to benefits resulting from tax-exempt interest, income from bank owned life insurance, and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income.
Financial Condition
First Commonwealth’s total assets increased $1.7 billion as of December 31, 2023 compared to December 31, 2022. The growth in total assets was impacted by the $1.0 billion in assets acquired as a result of the Centric acquisition on January 31, 2023. Loans and leases, including loans held for sale, increased $1.3 billion, or 18%, including $0.9 billion attributed to the loans acquired from Centric. Loan growth in 2023, excluding loans acquired from Centric, was experienced in all loan categories, with residential real estate and commercial real estate loans accounting for a majority of the growth. Investment securities increased $216.2 million, or 18% and cash and interest-bearing balances with banks decreased $7.3 million, or 5%.

First Commonwealth’s total liabilities increased $1.4 billion, or 16%, in 2023. The growth in total liabilities was impacted by the $1.0 billion in liabilities acquired as a result of the Centric acquisition. Deposits increased $1.2 billion, of which $0.8 billion was assumed as part of the Centric acquisition, and short-term borrowings increased $225.1 million, or 60%. The increase in short-term borrowings provided liquidity necessary to fund loan growth and to purchase securities.
Total shareholders' equity increased $262.2 million in 2023. The growth in shareholders' equity was the result of net income of $157.1 million, $141.4 million in common stock issued in conjunction with the Centric acquisition and a $25.9 million increase in accumulated other comprehensive income, offset by $50.8 million in dividends declared and $15.1 million in stock repurchases.
Loan and Lease Portfolio
Following is a summary of our loan and lease portfolio as of December 31:

	2023		2022		2021		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,543,349	17%	$1,211,706	16%	$1,173,452	17%	$1,555,986	23%	$1,241,853	20%
Real estate construction	597,735	7	513,101	7	494,456	7	427,221	6	449,039	7
Residential real estate	2,416,876	27	2,194,669	29	1,920,250	28	1,750,592	26	1,681,362	27
Commercial real estate	3,053,152	34	2,425,012	31	2,251,097	33	2,211,569	33	2,117,519	34
Loans to individuals	1,357,649	15	1,297,655	17	999,975	15	815,815	12	699,375	12
Total loans and leases	$8,968,761	100%	$7,642,143	100%	$6,839,230	100%	$6,761,183	100%	$6,189,148	100%
The following table shows a breakdown of our loan portfolio between loans originated and loans acquired through the Centric acquisition as of December 31, 2023:

	Originated	Acquired (1)	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,296,982	$246,367	$1,543,349
Real estate construction	516,620	$81,115	597,735
Residential real estate	2,328,360	$88,516	2,416,876
Commercial real estate	2,519,053	$534,099	3,053,152
Loans to individuals	1,356,986	$663	1,357,649
Total loans and leases	$8,018,001	$950,760	$8,968,761
(1) Includes January 31, 2023 balance of loans acquired as part of the Centric acquisition plus day 1 gross up of PCD loans.
The loan and lease portfolio totaled $9.0 billion as of December 31, 2023, reflecting growth of $1.3 billion, or 17%, compared to December 31, 2022. Excluding the impact of the Centric acquisition, the loan portfolio grew by $375.9 million, or 5% in comparison to the prior year and all loan categories experienced growth. Commercial, financial, agricultural and other loans increased $331.6 million, or 27%, of which $246.4 million can be attributed to Centric and $153.3 million is a result of growth in the equipment finance portfolio. Residential real estate loans increased $222.2 million, or 10%, $88.5 million of which was due to Centric, with the remainder primarily due to originations of first lien closed-end 1-4 family mortgage loans. Commercial real estate loans increased $628.1 million, or 26%, of which $534.1 million was acquired from Centric. Other growth in this category is primarily due to growth in non-owner occupied properties. Growth in the loans to individuals category of $60.0 million, or 5%, was the result of growth in indirect auto and recreational vehicle loans. Loans to individuals acquired from Centric totaled $0.7 million.
The majority of our loan and lease portfolio is with borrowers located in the states of Pennsylvania and Ohio. As of December 31, 2023 and 2022, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans at December 31, 2023 were as follows:

	Within One Year	One to 5 Years	After 5 Years	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$278,447	$756,175	$511,572	$1,546,194
Real estate construction (a)	198,744	282,497	80,340	561,581
Commercial real estate	341,032	1,086,207	1,625,913	3,053,152
Other	10,051	47,600	155,009	212,660
Totals	$828,274	$2,172,479	$2,372,834	$5,373,587
Loans at fixed interest rates		925,648	472,287
Loans at variable interest rates		1,246,831	1,900,547
Totals		$2,172,479	$2,372,834
(a)The maturities of real estate construction loans include term commitments that follow the construction period. Loans with these term commitments will be moved to the commercial real estate category when the construction phase of the project is completed.
First Commonwealth has a legal lending limit of $183.3 million to any one borrower or closely related group of borrowers, but has established lower thresholds for credit risk management.
Commercial real estate comprises 34% of our total loan portfolio. The following table summarizes the commercial real estate portfolio by type of property securing the credit as December 31:

	2023		2022
	Amount	%	Amount	%
	(dollars in thousands)
Land	$3,180	0.1%	$1,981	0.1%
Residential 1-4	39,776	1.3	6,046	0.3
Industrial and Storage	456,759	15.0	327,342	13.5
Multifamily	597,262	19.6	403,113	16.6
Office	550,889	18.0	497,209	20.5
Healthcare	149,909	4.9	171,506	7.1
Student Housing	88,557	2.9	75,998	3.1
Retail	750,899	24.6	609,533	25.1
Hospitality	210,485	6.9	153,312	6.3
Specialty Use	192,570	6.3	174,644	7.2
Other	12,866	0.4	4,328	0.2
Total	$3,053,152	100.0%	$2,425,012	100.0%
When calculating the allowance for credit losses the commercial real estate portfolio is segmented into three portfolio segments; multifamily, non-owner occupied and owner occupied. For additional information, including credit quality, related to these segments, see Note 9 "Loans and Leases and Allowance for Credit Losses" of the Consolidated Financial Statements.
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

The following is a comparison of nonperforming assets and the effects on interest due to nonaccrual loans for the period ended December 31:

	2023	2022	2021	2020	2019
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$39,472	$20,193	$34,926	$30,801	$18,638
Loans held for sale on nonaccrual basis	—	—	—	13	—
Troubled debt restructured loans on nonaccrual basis	—	8,852	13,134	14,740	6,037
Troubled debt restructured loans on accrual basis	—	6,442	7,120	8,512	7,542
Total nonperforming loans	$39,472	$35,487	$55,180	$54,066	$32,217
Loans and leases past due in excess of 90 days and still accruing	$9,436	$1,991	$1,606	$1,523	$2,073
Other real estate owned	$422	$534	$642	$1,215	$2,228
Loans and leases outstanding at end of period	$8,968,761	$7,642,143	$6,839,230	$6,761,183	$6,189,148
Average loans and leases outstanding	$8,714,770	$7,172,624	$6,777,192	$6,737,339	$5,987,398
Nonperforming loans as a percentage of total loans and leases	0.44%	0.46%	0.81%	0.80%	0.52%
Provision for credit losses on loans and leases	$7,106	$17,521	$(377)	$53,472	$14,533
Provision for credit losses - acquisition day 1 non-PCD	$10,653	$—	$—	$—	$—
Allowance for credit losses	$117,718	$102,906	$92,522	$101,309	$51,637
Net charge-offs	$30,152	$7,137	$8,410	$17,193	$10,660
Net charge-offs as a percentage of average loans and leases outstanding	0.35%	0.10%	0.12%	0.26%	0.18%
Provision for credit losses on loans and leases as a percentage of net charge-offs (b)	23.57%	245.50%	(4.48)%	311.01%	136.33%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (a)	1.31%	1.35%	1.35%	1.50%	0.83%
Allowance for credit losses as a percentage of nonperforming loans (a)	298.23%	289.98%	167.67%	187.43%	160.28%
Gross income that would have been recorded at original rates	$3,894	$1,444	$3,503	$3,733	$1,860
Interest that was reflected in income	530	244	569	297	262
Net reduction to interest income due to nonaccrual	$3,364	$1,200	$2,934	$3,436	$1,598
(a)End of period loans and nonperforming loans exclude loans held for sale.
(b)Does not include provision for credit losses on loans and leases - acquisition day 1 non-PCD.
Nonperforming loans increased $4.0 million to $39.5 million at December 31, 2023, compared to $35.5 million at December 31, 2022. The increase in nonperforming loans is primarily a result of $14.5 million in loans acquired from Centric. Offsetting this is the removal of $6.4 million in accruing TDR's as well as the transfer of $3.5 million commercial real estate relationship back to accruing status. The TDR's were eliminated as a result of our adoption of ASU 2022-02, Financial Instruments Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02") effective

January 1, 2023. Nonperforming loans as a percentage of total loans decreased to 0.44% from 0.46% at December 31, 2023 compared to December 31, 2022.
Net charge-offs were $30.2 million in 2023 compared to $7.1 million for the year 2022. The most significant credit losses recognized during the year include $17.0 million in charge-offs related to the Centric acquisition. Net charge-offs in the commercial, financial, agricultural and other category totaled $18.7 million, of which $14.8 million were related to the Centric acquisition. Commercial real estate net charge-offs totaled $6.1 million primarily due to a $4.3 million charge-off recognized on one commercial real estate relationships and $1.9 million related to the Centric acquisition. Net charge-offs in the loans to individuals category totaled $5.0 million for 2023, primarily due to charge-offs of indirect auto loans. Additional detail on credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Provision for Credit Losses,” “Allowance for Credit Losses" and "Credit Risk.”
Provision for credit losses on loans and leases as a percentage of net charge-offs decreased to 23.6% for the year ended December 31, 2023 from 245.5% for the year ended December 31, 2022. This change was primarily driven by the $27.2 million credit loss recorded at acquisition of Centric PCD loans which increased the allowance for credit losses but did not impact the provision for credit losses. As previously noted, $17.0 million of net charge-offs in 2023 were related to the Centric acquisition and would have been provided for as part of the acquisition.
Allowance for Credit Losses
Following is a summary of the allocation of the allowance for credit losses at December 31:

	2023		2022		2021		2020		2019
	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)
	(dollars in thousands)
Commercial, financial, agricultural and other	$27,996	17%	$22,650	16%	$18,093	17%	$17,187	23%	$20,234	20%
Real estate construction	7,418	7	8,822	7	4,220	7	7,966	6	2,558	7
Residential real estate	23,901	27	21,412	29	12,625	28	14,358	26	4,093	27
Commercial real estate	37,071	34	28,804	31	33,376	33	41,953	33	19,768	34
Loans to individuals	21,332	15	21,218	17	24,208	15	19,845	12	4,984	12
Total	$117,718		$102,906		$92,522		$101,309		$51,637
Allowance for credit losses as percentage of end-of-period loans and leases outstanding	1.31%		1.35%		1.35%		1.50%		0.83%
(a)Represents the ratio of loans in each category to total loans.
Effective January 1, 2020, the company adopted the CECL methodology of calculating the allowance for credit losses, which provides for expected losses over the life of a loan. Prior periods are reported in accordance with previously applicable GAAP and was calculated to provide for credit losses as they were incurred.
The allowance for credit losses increased $14.8 million from December 31, 2022 to December 31, 2023. The allowance for credit losses as a percentage of end-of-period loans and leases outstanding was 1.31% and 1.35% at December 31, 2023 and 2022, respectively. The allowance for credit losses includes both a general reserve for performing loans and reserves for individually analyzed loans. Comparing December 31, 2023 to December 31, 2022, the general reserve for performing loans is 1.26% and 1.34%, respectively, of total performing loans for both periods. Reserves for individually analyzed loans increased from 2.0% of nonperforming loans at December 31, 2022 to 11.5% of nonperforming loans at December 31, 2023. The allowance for credit losses as a percentage of nonperforming loans was 298.2% and 290.0% at December 31, 2023 and 2022, respectively.
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
Following is a detailed schedule of the amortized cost of securities available for sale as of December 31:

	2023	2022	2021
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$3,565	$4,127	$5,242
Mortgage-Backed Securities—Commercial	512,979	324,306	365,024
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	559,769	527,777	632,687
Other Government-Sponsored Enterprises	1,000	1,000	1,000
Obligations of States and Political Subdivisions	9,226	9,482	9,538
Corporate Securities	51,886	32,010	32,088
Total Securities Available for Sale	$1,138,425	$898,702	$1,045,579
As of December 31, 2023, securities available for sale had a fair value of $1.0 billion. Gross unrealized gains were $8.2 million and gross unrealized losses were $125.6 million. The level of gross unrealized losses is directly related to the increase in market interest rates.
The securities available for sale portfolio increased $239.7 million, or 27%, as of December 31, 2023 compared to December 31, 2022, as investment securities became more attractive in the higher interest rate environment of 2023. Most of the growth in this portfolio was in the Mortgage-Backed Securities - Commercial category as these securities provide ongoing liquidity through regular principal paydowns and additionally can be pledged for borrowings or to secure public deposits.
The following is a schedule of the contractual maturity distribution of securities available for sale at December 31, 2023.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield (b)
	(dollars in thousands)
Within 1 year	$68	$255	$6,000	$6,323	3.55%
After 1 but within 5 years	45,331	2,262	6,534	54,127	2.57
After 5 but within 10 years	17,188	6,709	39,352	63,249	3.94
After 10 years	1,014,726	—	—	1,014,726	2.97
Total	$1,077,313	$9,226	$51,886	$1,138,425	3.01%
(a)Equities are excluded from this schedule because they have an indefinite maturity.
(b)Yields are calculated on a taxable equivalent basis.

Mortgage-backed securities, which include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises, have contractual maturities ranging from less than one year to approximately 40 years and have anticipated average lives to maturity ranging from less than three years to approximately six years.
The available for sale investment portfolio amortized cost increased $239.7 million, or 27%, at December 31, 2023 compared to 2022. Available for sale investment calls or maturities totaled $132.1 million during 2023. Liquidity provided from sales, calls and maturities was utilized to fund growth in the loan portfolio or reinvested into investment securities and interest-bearing deposits with banks.

Following is a detailed schedule of the amortized cost of securities held to maturity as of December 31:

	2023	2022	2021
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$1,781	$2,008	$2,409
Mortgage-Backed Securities—Commercial	69,502	75,229	91,439
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	296,432	329,267	387,848
Mortgage-Backed Securities—Commercial	2,190	4,794	7,309
Other Government-Sponsored Enterprises	22,543	22,221	21,904
Obligations of States and Political Subdivisions	25,561	26,643	29,402
Debt Securities Issued by Foreign Governments	1,000	1,000	1,000
Total Securities Held to Maturity	$419,009	$461,162	$541,311
The following is a schedule of the contractual maturity distribution of securities held to maturity at December 31, 2023.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Within 1 year	$2,190	$460	$200	$2,850	2.54%
After 1 but within 5 years	—	11,573	800	12,373	2.78
After 5 but within 10 years	39,643	12,965	—	52,608	1.85
After 10 years	350,615	563	—	351,178	1.52
Total	$392,448	$25,561	$1,000	$419,009	1.61%
The held to maturity investment portfolio decreased $42.2 million, or 9%, at December 31, 2023 compared to 2022. Held to maturity investment purchases of $0.2 million were offset by the calls or maturities of $41.8 million in investments.
See Note 8 “Investment Securities" and Note 17 “Fair Values of Assets and Liabilities” for additional information related to the investment portfolio.

Deposits
Total deposits increased $1.2 billion in 2023, of which $0.8 billion was assumed as part of the Centric acquisition. Interest-bearing demand and savings deposits increased $586.0 million, noninterest-bearing demand deposits decreased $282.0 million and time deposits increased $882.8 million. The following table shows a breakdown of our deposit portfolio between deposits originated and deposits acquired through the Centric acquisition as of December 31, 2023:

	Originated	Acquired (1)	Total
	(dollars in thousands)
Noninterest-bearing deposits	$2,175,913	$212,620	$2,388,533
Interest-bearing demand deposits	450,618	178,520	629,138
Savings deposits	4,630,893	255,888	4,886,781
Time deposits	1,177,882	109,975	1,287,857
Total deposits	$8,435,306	$757,003	$9,192,309
(1) Includes January 31, 2023 balance of deposits acquired as part of the Centric acquisition plus purchase accounting adjustment on time deposits.
For additional information concerning our deposits, please refer to Note 13 “Interest-Bearing Deposits.”
At December 31, 2023 and 2022, time deposits of $100 thousand or more totaled $725.1 million and $172.0 million, respectively. Time deposits of $250 thousand or more had remaining maturities as follows as of the end of each year in the two-year period ended December 31:

	2023		2022
	Amount	%	Amount	%
	(dollars in thousands)
3 months or less	$70,122	24%	$12,663	19%
Over 3 months through 6 months	62,981	22	11,886	18
Over 6 months through 12 months	107,144	37	14,675	23
Over 12 months	48,508	17	26,231	40
Total	$288,755	100%	$65,455	100%
The estimated total amount of uninsured deposits was $2.5 billion and $2.1 billion at December 31, 2023 and 2022, respectively. Uninsured amounts are estimated based on known deposit account relationships for each depositor and insurance guidelines provided by the FDIC.
Short-Term Borrowings and Long-Term Debt
Short-term borrowings increased $225.1 million, or 60%, from $372.7 million at December 31, 2022 to $597.8 million at December 31, 2023, primarily to fund loan and investment portfolio growth. Long-term debt increased $5.5 million, from $181.2 million at December 31, 2022 to $186.8 million at December 31, 2023. For additional information concerning our short-term borrowings, subordinated debentures and other long-term debt, please refer to Note 14 “Short-term Borrowings,” Note 15 “Subordinated Debentures” and Note 16 “Other Long-term Debt” of the Consolidated Financial Statements.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below sets forth our contractual obligations to make future payments as of December 31, 2023. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

	Footnote Number Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
FHLB advances	16	$769	$1,629	$1,483	$241	$4,122
Subordinated debentures	15	—	—	49,592	128,149	177,741
Operating leases	11	5,845	10,771	9,579	36,749	62,944
Total contractual obligations		$6,614	$12,400	$60,654	$165,139	$244,807

The table above excludes our cash obligations upon maturity of certificates of deposit, which is set forth in Note 13 “Interest-Bearing Deposits” of the Consolidated Financial Statements.
In addition, see Note 10 “Commitments and Letters of Credit” for detail related to our off-balance sheet commitments to extend credit, financial standby letters of credit, performance standby letters of credit and commercial letters of credit as of December 31, 2023. Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements since it is unknown if the borrower will draw upon these commitments and often these commitments expire without being drawn upon. As of December 31, 2023, a reserve for expected credit losses of $7.3 million was recorded for unused commitments and letters of credit.
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
We generate funds to meet our cash flow needs primarily through the core deposit base of FCB and the maturity or repayment of loans and other interest-earning assets, including investments. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $1.2 billion during 2023, and comprised 91% of total liabilities at both December 31, 2023 and December 31, 2022. Proceeds from the sale, maturity and redemption of investment securities totaled $173.9 million during 2023 and provided liquidity to fund loans, purchase investment securities and fund depositor withdrawals.
The following represents our expanded sources of liquidity as of December 31, 2023:

	Total Available	Amount Used	Outstanding Letters of Credit	Net Available
	(dollars in thousands)
Internal liquidity sources
Unencumbered securities	$901,133	$—	$—	$901,133
Other (excess pledged)	74,291	—	—	74,291
External liquidity sources
FHLB advances	2,418,885	567,122	473,250	1,378,513
FRB borrowings	1,096,909		—	1,096,909
Lines with other financial institutions	160,000		—	160,000
Brokered deposits (1)	1,141,063	31,097	—	1,109,966
Total liquidity	$5,792,281	$598,219	$473,250	$4,720,812
(1) Reflects internal policy limit. Maximum capacity with CDARs is $1.7 billion.
The brokered deposits included in the table above are a result of our participation in the Certificate of Deposit Account Registry Services ("CDARS") program as part of an ALCO strategy to increase and diversify funding sources. As of December 31, 2023, the outstanding balance of $31.1 million carried an average weighted rate of 4.07% and an average original term of 248 days. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
Liquidity available through the Federal Reserve is a result of the FRB Borrower-in-Custody of Collateral program, which enables us to take certain loans that are not being used as collateral at the FHLB and pledge them as collateral for borrowings at the FRB.
During 2023, the Company increased its liquidity by purchasing $473.3 million in letters of credit from the FHLB of Pittsburgh, which were then used to secure public deposits. This resulted in a similar amount of previously pledged securities becoming unencumbered. Additionally, as of December 31, 2023, new short-term borrowings in the amount of $150.0 million were entered into in order to provide additional on-balance sheet liquidity.
Refer to “Financial Condition” above for additional information concerning our deposits, loan portfolio, investment securities and borrowings.
Market Risk
Market risk refers to potential losses arising from items such as changes in interest rates, foreign exchange rates, equity prices and commodity prices. Our market risk is composed primarily of interest rate risk. Interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. Repricing risk arises from differences in the cash flow or repricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indices, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products as certain borrowers have the option to prepay their loans when rates fall, while certain depositors can redeem or withdraw their deposits early when rates rise.
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
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one-year period was 0.69 and 0.76 at December 31, 2023 and 2022, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

Following is the gap analysis as of December 31:

	2023
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,619,166	$446,373	$756,190	$4,821,729	$3,137,007	$945,896
Investments	72,358	44,567	97,544	214,469	606,670	733,418
Other interest-earning assets	20,440	—	—	20,440	1,117	—
Total interest-sensitive assets (ISA)	3,711,964	490,940	853,734	5,056,638	3,744,794	1,679,314
Certificates of deposit	271,662	210,793	569,507	1,051,962	235,562	974
Other deposits	5,515,919	—	—	5,515,919	—	—
Borrowings	726,850	207	415	727,472	53,069	224
Total interest-sensitive liabilities (ISL)	6,514,431	211,000	569,922	7,295,353	288,631	1,198
Gap	$(2,802,467)	$279,940	$283,812	$(2,238,715)	$3,456,163	$1,678,116
ISA/ISL	0.57	2.33	1.50	0.69	12.97	1,401.76
Gap/Total assets	24.46%	2.44%	2.48%	19.54%	30.16%	14.64%

	2022
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,164,495	$354,556	$575,640	$4,094,691	$2,498,042	$978,319
Investments	46,426	35,579	74,962	156,967	461,699	734,221
Other interest-earning assets	29,919	—	—	29,919	71	—
Total interest-sensitive assets (ISA)	3,240,840	390,135	650,602	4,281,577	2,959,812	1,712,540
Certificates of deposit	71,976	56,539	102,037	230,552	173,810	955
Other deposits	4,929,952	—	—	4,929,952	—	—
Borrowings	445,065	50,204	407	495,676	3,256	50,791
Total interest-sensitive liabilities (ISL)	5,446,993	106,743	102,444	5,656,180	177,066	51,746
Gap	$(2,206,153)	$283,392	$548,158	$(1,374,603)	$2,782,746	$1,660,794
ISA/ISL	0.59	3.65	6.35	0.76	16.72	33.10
Gap/Total assets	22.50%	2.89%	5.59%	14.02%	28.38%	16.94%
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

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2023 ($)	$(9,867)	$(4,504)	$6,215	$11,091
December 31, 2023 (%)	(2.53)%	(1.16)%	1.59%	2.84%

December 31, 2022 ($)	$(11,973)	$(5,486)	$5,902	$11,413
December 31, 2022 (%)	(3.12)%	(1.43)%	1.54%	2.98%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates as compared to if rates remained unchanged, assuming there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2023 ($)	$(38,890)	$(17,930)	$18,545	$34,788
December 31, 2023 (%)	(9.97)%	(4.60)%	4.76%	8.92%

December 31, 2022 ($)	$(45,361)	$(20,166)	$18,626	$36,011
December 31, 2022 (%)	(11.83)%	(5.26)%	4.86%	9.39%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, with an assumed floor of zero in the model. For the years 2023 and 2022, the cost of our interest-bearing liabilities averaged 2.03% and 0.31%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 5.23% and 3.79%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $7.3 million at December 31, 2023 and is classified in “Other liabilities” on the Consolidated Statements of Financial Condition.
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
Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The risk of loss on these loans is evaluated by comparing the loan balance to the estimated fair value of any underlying collateral or the present value of projected future cash flows. Losses or specifically assigned allowance for credit losses are recognized where appropriate. Nonperforming loans increased $4.0 million at December 31, 2023 compared to the prior year. Impacting the level of nonperforming loans was an increase in non accrual loans of $10.4 million and the removal of $6.4 million in accruing loans identified as troubled debt restructuring at December 31, 2022. These were eliminated as result of our adoption of ASU 2022-02 effective January 1, 2023. The increase in non accrual loans is a result of $14.5 million acquired as part of the Centric acquisition offset by the charge-off of a $4.3 million commercial real estate relationship.
Subsequent to December 31, 2023, $8.0 million of a nonperforming commercial real estate loan was paid down by the borrower. This payment represents 21.0% of the nonperforming loans at December 31, 2023.
The allowance for credit losses was $117.7 million at December 31, 2023 or 1.31% of loans outstanding, compared to $102.9 million, or 1.35% of loans outstanding, at December 31, 2022. Credit measures as of December 31, 2023 compared to December 31, 2022 reflect an increase in the level of criticized loans of $77.3 million, from $132.9 million at December 31, 2022 to $210.2 million at December 31, 2023. Commercial, financial, agricultural and other loans and commercial real estate loans accounted for $41.9 million, and $18.8 million, respectively, of this increase. Classified assets increased $42.6 million, from $44.4 million at December 31, 2022 to $87.1 million at December 31, 2023. Commercial financial, agricultural and other loans accounted for $18.9 million of this increase. Delinquency on accruing loans increased $9.6 million, or 48%.
The allowance for credit losses as a percentage of nonperforming loans was 298.2% at December 31, 2023 and 290.0% as of December 31, 2022. The allowance for credit losses includes specific allocations of $4.5 million related to nonperforming loans covering 11% of the total nonperforming balance at December 31, 2023 and specific allocations of $0.7 million covering 2% of the total nonperforming balance at December 31, 2022. The amount of allowance related to nonperforming loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses. The increase in specific reserves is primarily the result of individually analyzed PCD loans acquired from Centric.

Management believes that the allowance for credit losses is at a level that is sufficient to absorb expected losses in the loan and lease portfolio at December 31, 2023.
The following table provides information on net charge-offs and nonperforming loans by loan category:

	For the Period Ended December 31, 2023			As of December 31, 2023
	Net Charge-offs	% of Total Net Charge- offs	Net Charge-offs as a % of Average Loans	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$18,701	62.02%	0.22%	$10,060	25.49%	0.11%
Real estate construction	—	—	—	3,288	8.33	0.04
Residential real estate	314	1.04	—	8,573	21.72	0.10
Commercial real estate	6,126	20.32	0.07	17,385	44.04	0.19
Loans to individuals	5,011	16.62	0.06	166	0.42	—
Total loans and leases, net of unearned income	$30,152	100.00%	0.35%	$39,472	100.00%	0.44%
As the above table illustrates, commercial real estate and commercial, financial, agricultural and other loans were the most significant portions of the nonperforming loans as of December 31, 2023. Included in nonaccrual loans as of December 31, 2023 are $14.5 million in loans acquired as part of the Centric acquisition. See discussions related to the provision for credit losses and loans for more information.
New Accounting Pronouncements
In March 2023, FASB released Accounting Standards Update 2023-02 (“ASU 2023-02”), Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 permits entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method, instead of only low-income housing tax credit (“LIHTC”) structures, if certain conditions are met. ASU 2023-02 also eliminates certain LIHTC-specific guidance for LIHTC investments that are not accounted for using the proportional amortization method and instead require that those LIHTC investments be accounted for using other applicable guidance under GAAP. ASU 2023-02 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
In December 2023, FASB released Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosure information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state and foreign income taxes. ASU 2023-09 also requires greater detail about individual reconciling items in the rate reconciliation for those items that exceed a specified threshold. In addition to the new rate reconciliation disclosures, ASU 2023-09 requires information related to taxes paid (net of refunds received) to be disaggregated for federal, state and foreign taxes, along with further disaggregation for specific jurisdictions, to the extent the related amounts exceed a quantitative threshold. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied prospectively, with an option for retrospective application to each period in the financial statements. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Information appearing in Item 7 of this report under the caption “Market Risk” is incorporated herein by reference in response to this item.

ITEM 8.    Financial Statements and Supplementary Data

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2023	2022
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$125,436	$124,254
Interest-bearing bank deposits	21,557	29,990
Securities available for sale, at fair value	1,020,986	762,661
Securities held to maturity, at amortized cost, (Fair value $350,595 at December 31, 2023 and $386,205 at December 31, 2022)	419,009	461,162
Other investments	50,871	26,414
Loans held for sale	29,820	11,869
Loans and leases:
Portfolio loans and leases	8,968,761	7,642,143
Allowance for credit losses	(117,718)	(102,906)
Net loans and leases	8,851,043	7,539,237
Premises and equipment, net	121,015	115,106
Other real estate owned	422	534
Goodwill	363,715	303,328
Amortizing intangibles, net	22,820	9,205
Bank owned life insurance	228,479	222,651
Other assets	204,315	199,255
Total assets	$11,459,488	$9,805,666
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,388,533	$2,670,508
Interest-bearing	6,803,776	5,334,961
Total deposits	9,192,309	8,005,469
Short-term borrowings	597,835	372,694
Subordinated debentures	177,741	170,937
Other long-term debt	4,122	4,862
Capital lease obligation	4,894	5,425
Total long-term debt	186,757	181,224
Other liabilities	168,313	194,205
Total liabilities	10,145,214	8,753,592
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 123,603,380 and 113,914,902 shares issued as of December 31, 2023 and 2022, respectively; and 102,114,664 and 93,376,314 shares outstanding at December 31, 2023 and 2022, respectively	123,603	113,915
Additional paid-in capital	630,154	497,431
Retained earnings	881,112	774,863
Accumulated other comprehensive (loss) income, net	(111,756)	(137,692)
Treasury stock (21,488,716 and 20,538,588 shares at December 31, 2023 and 2022, respectively)	(208,839)	(196,443)
Total shareholders’ equity	1,314,274	1,052,074
Total liabilities and shareholders’ equity	$11,459,488	$9,805,666
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2023	2022	2021
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$490,710	$302,207	$267,599
Interest and dividends on investments:
Taxable interest	26,331	24,668	24,723
Interest exempt from federal income taxes	457	479	595
Dividends	3,009	877	521
Interest on bank deposits	9,491	1,722	400
Total interest income	529,998	329,953	293,838
Interest Expense
Interest on deposits	112,406	6,714	5,749
Interest on short-term borrowings	21,747	1,999	99
Interest on subordinated debentures	9,794	8,595	8,555
Interest on other long-term debt	170	198	649
Interest on capital lease obligation	205	226	245
Total interest expense	144,322	17,732	15,297
Net Interest Income	385,676	312,221	278,541
Provision for credit losses	4,160	21,106	(1,376)
Provision for credit losses - acquisition day 1 non-PCD	10,653	—	—
Net Interest Income after Provision for Credit Losses	370,863	291,115	279,917
Noninterest Income
Net securities (losses) gains	(103)	2	16
Trust income	10,516	10,518	11,111
Service charges on deposit accounts	21,437	19,641	17,984
Insurance and retail brokerage commissions	9,628	8,857	8,502
Income from bank owned life insurance	4,875	5,459	6,433
Gain on sale of mortgage loans	3,951	5,276	13,555
Gain on sale of other loans and assets	6,744	6,036	8,130
Card- related interchange income	28,640	27,603	27,954
Derivative mark to market	14	368	2,344
Swap fee income	1,519	4,685	2,543
Other income	9,388	10,263	8,185
Total noninterest income	96,609	98,708	106,757
Noninterest Expense
Salaries and employee benefits	142,871	126,031	119,506
Net occupancy	19,221	18,037	16,586
Furniture and equipment	17,308	15,582	15,642
Data processing	15,010	13,922	12,373
Advertising and promotion	5,713	5,031	4,983
Pennsylvania shares tax	4,364	4,447	4,604
Intangible amortization	4,983	3,196	3,497
Other professional fees and services	5,919	4,894	4,501
FDIC insurance	6,260	2,871	2,529
Loss on sale or write-down of assets	204	343	303
Litigation and operational losses	4,641	2,834	2,324
Merger and acquisition related	9,034	1,702	—
Other operating expenses	34,389	30,748	27,009
Total noninterest expense	269,917	229,638	213,857
Income before income taxes	197,555	160,185	172,817
Income tax provision	40,492	32,004	34,560
Net Income	$157,063	$128,181	$138,257
Average Shares Outstanding	101,556,427	93,612,043	95,583,890
Average Shares Outstanding Assuming Dilution	101,822,201	93,887,447	95,840,285
Per Share Data: Basic Earnings Per Share	$1.55	$1.37	$1.45
Diluted Earnings Per Share	$1.54	$1.37	$1.44
Cash Dividends Declared per Common Share	$0.495	$0.475	$0.455
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Net Income	$157,063	$128,181	$138,257
Other comprehensive income (loss), before tax expense (benefit):
Unrealized holding gains (losses) on securities arising during the period	18,499	(131,838)	(29,892)
Less: reclassification adjustment for losses (gains) on securities included in net income	103	(2)	(16)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	13,462	(31,573)	(3,356)
Unrealized gains for postretirement obligation:
Prior service cost	76	76	76
Net gain	22	143	275
Total other comprehensive income (loss), before income tax expense (benefit)	32,162	(163,194)	(32,913)
Income tax expense (benefit) related to items of other comprehensive income (loss)	6,226	(34,270)	(6,912)
Comprehensive Income	$182,999	$(743)	$112,256
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2022	93,376,314	$113,915	$497,431	$774,863	$(137,692)	$(196,443)	$1,052,074
Net income				157,063			157,063
Total other comprehensive income					25,936		25,936
Cash dividends declared ($0.495 per share)				(50,814)			(50,814)
Treasury stock acquired	(1,210,688)		(118)			(14,965)	(15,083)
Treasury stock reissued	163,950		660	—		1,551	2,211
Restricted stock	96,610	—	514	—		1,018	1,532
Common stock issued	9,688,478	9,688	131,667				141,355
Balance at December 31, 2023	102,114,664	$123,603	$630,154	$881,112	$(111,756)	$(208,839)	$1,314,274

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2021	94,233,152	$113,915	$496,121	$691,260	$(8,768)	$(183,156)	$1,109,372
Net income				128,181			128,181
Total other comprehensive loss					(128,924)		(128,924)
Cash dividends declared ($0.475 per share)				(44,578)			(44,578)
Treasury stock acquired	(1,132,577)					(15,598)	(15,598)
Treasury stock reissued	174,989		580	—		1,612	2,192
Restricted stock	100,750	—	730	—		699	1,429
Balance at December 31, 2022	93,376,314	$113,915	$497,431	$774,863	$(137,692)	$(196,443)	$1,052,074

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2020	96,130,751	$113,915	$494,683	$596,614	$17,233	$(153,828)	$1,068,617
Net income				138,257			138,257
Total other comprehensive loss					(26,001)		(26,001)
Cash dividends declared ($0.455 per share)				(43,611)			(43,611)
Treasury stock acquired	(2,195,110)					(31,301)	(31,301)
Treasury stock reissued	173,907		771	—		1,493	2,264
Restricted stock	123,604	—	667	—		480	1,147
Balance at December 31, 2021	94,233,152	$113,915	$496,121	$691,260	$(8,768)	$(183,156)	$1,109,372
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Operating Activities
Net income	$157,063	$128,181	$138,257
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,813	21,106	(1,376)
Deferred tax expense (benefit)	6,843	(2,011)	1,432
Depreciation and amortization	4,104	10,552	11,442
Net gains on securities and other assets	(10,048)	(11,556)	(22,273)
Net amortization of premiums and discounts on securities	1,328	2,027	4,772
Income from increase in cash surrender value of bank owned life insurance	(4,557)	(5,261)	(6,105)
Mortgage loans originated for sale	(186,856)	(195,105)	(390,940)
Proceeds from sale of mortgage loans	174,850	198,302	419,574
(Increase) decrease in interest receivable	(8,838)	(6,846)	5,885
Increase (decrease) in interest payable	5,001	1,172	(412)
(Decrease) increase in income taxes payable	(4,609)	(4,561)	10,664
Other—net	1,665	15,413	(5,874)
Net cash provided by operating activities	150,759	151,413	165,046
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	41,824	79,613	120,728
Purchases	(200)	(200)	(361,734)
Transactions with securities available for sale:
Proceeds from sales	33,756	—	—
Proceeds from maturities and redemptions	98,309	145,589	433,910
Purchases	(338,390)	—	(676,861)
Purchases of FHLB stock	(103,233)	(20,632)	(4,453)
Proceeds from the redemption of FHLB stock	91,435	7,056	3,342
Proceeds from redemption of other investments	—	—	500
Proceeds from bank owned life insurance	3,232	5,337	7,357
Proceeds from the sale of loans	154,585	68,625	76,414
Proceeds from sales of other assets	4,327	8,609	7,798
Acquisition, net of cash acquired	14,492	—	—
Net increase in loans	(552,376)	(871,578)	(161,667)
Purchases of premises and equipment	(22,034)	(11,207)	(10,639)
Net cash used in investing activities	(574,273)	(588,788)	(565,305)
Financing Activities
Net increase in other short-term borrowings	52,407	234,379	20,942
Net increase in deposits	430,661	23,007	543,947
Repayments of other long-term debt	(740)	(712)	(50,685)
Repayments of capital lease obligations	(531)	(496)	(464)
Dividends paid	(50,814)	(44,578)	(43,611)
Proceeds from reissuance of treasury stock	245	245	222
Purchase of treasury stock	(14,965)	(15,598)	(31,301)
Net cash provided by financing activities	416,263	196,247	439,050
Net decrease in cash and cash equivalents	(7,251)	(241,128)	38,791
Cash and cash equivalents at January 1	154,244	395,372	356,581
Cash and cash equivalents at December 31	$146,993	$154,244	$395,372
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
Through its subsidiaries, which include a commercial bank and an insurance agency, First Commonwealth provides a full range of loan, deposit, trust, insurance and personal financial planning services primarily to individuals and small to middle market businesses in 30 counties in central and western Pennsylvania as well as throughout Ohio. First Commonwealth has determined that it has one business segment.
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
First Commonwealth adopted ASU 2022-02 on January 1, 2023 on a prospective basis. As a result, only periods prior to this date would include loans classified as troubled debt restructured loan ("TDR"). A loan is considered to be a TDR when the loan terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. During those periods, TDR loans are considered to be nonperforming loans.
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

Acquired loans are classified into two categories: PCD loans and non-PCD loans. PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans will have an allowance for credit losses established on acquisition date, which is recognized as an expense through provision for credit losses. For PCD loans, an allowance for credit losses is recognized on day 1 by adding it to the fair value of the loan, which is the “Day 1 amortized cost”. There is no provision for credit loss expense recognized on PCD loans because the initial allowance for credit losses is established by grossing-up the amortized cost of the PCD loan.
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
Allowance for Credit Losses for Loans and Leases
When determining the allowance for credit losses, our loan and lease portfolio includes five primary loan categories with fourteen segments. Refer to Note 9, "Loans and Leases and Allowance for Credit Losses" for further discussion of these portfolio segments.
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
All nonperforming credits in excess of $250 thousand are individually evaluated on a quarterly basis. A specific reserve is established for individually evaluated loans in an amount equal to the total amount of estimated losses for the loans that are reviewed. Based on this reserve as a percentage of reviewed loan balances, a reserve is also established for the nonperforming loan balances that are not individually reviewed.
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
Allowance for Off-Balance Sheet Credit Exposures
First Commonwealth maintains an allowance for off-balance sheet credit exposure at a level deemed sufficient to absorb losses that are inherent to off-balance sheet credit risk. Off-balance sheet credit exposure includes commitments to extend credit, standby letters of credit and commercial letters of credit. The Company’s methodology for assessing the appropriateness of the allowance for off-balance sheet credit exposure consists of analysis of historical usage trends. The calculation begins with historical usage trends related to lines of credit as well as letters of credit and then utilizes those figures to determine the probable usage of available lines. These values are then adjusted by the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans. This amount is adjusted quarterly and any change to the allowance is reported as part of provision expense on the Consolidated Statements of Income. The allowance for off-balance sheet credit exposures is reflected in "Other Liabilities" in the Consolidated Statements of Financial Condition.

Bank Owned Life Insurance
First Commonwealth and the banks that First Commonwealth has acquired have purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded as non-interest income in the Consolidated Statements of Income and cash receipts and disbursements are included in "Operating Activities" in the Consolidated Statements of Cash Flows. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $3.5 million and $3.7 million as of December 31, 2023 and 2022, respectively, and is reflected in "Other Liabilities" on the Consolidated Statements of Financial Condition.
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
Business Combinations
Business combinations are accounted for by using the acquisition method of accounting. Under the acquisition method, identifiable assets acquired and liabilities assumed at the acquisition date are measured at their fair values as of that date, and are recognized separately from goodwill. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill. Results of operations of the acquired entities are included in the Consolidated Statements of Income from the date of acquisition. Acquisition costs are expensed when incurred.
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
Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2023, First Commonwealth has interest rate derivative positions that are designated as hedging instruments and others that are not designated as hedging instruments. See Note 7, “Derivatives,” for a description of these instruments.
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
Loans - The estimated fair value of loans were based on a discounted cash flow methodology applied on a pooled basis for non- PCD loans and on an individual basis for PCD loans. The valuation considered underlying characteristics including loan type, term, rate, payment schedule and credit rating. Other factors included assumptions related to prepayments, probability of default and loss given default. The discount rates applied were based on a build-up approach considering the funding mix, servicing costs, liquidity premium and factors related to performance risk.
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
The following table provides details related to the fair value of acquired PCD loans as of January 31, 2023.

	Unpaid Principal Balance	PCD Allowance for Credit Loss at Acquisition	(Discount) Premium on Acquired Loans	Fair Value of PCD Loans at Acquisition
	(dollars in thousands)
Commercial, financial, agricultural and other	$84,095	$(19,417)	$117	$64,795
Time and demand	84,095	(19,417)	117	64,795
Real estate construction	29,947	(287)	(479)	29,181
Construction other	16,978	(227)	(179)	16,572
Construction residential	12,969	(60)	(300)	12,609
Residential real estate	16,564	(527)	(496)	15,541
Residential first lien	13,740	(197)	(264)	13,279
Residential junior lien/home equity	2,824	(330)	(232)	2,262
Commercial real estate	174,002	(6,971)	(6,073)	160,958
Multifamily	13,169	(234)	(1,413)	11,522
Non-owner occupied	97,324	(2,739)	(1,902)	92,683
Owner occupied	63,509	(3,998)	(2,758)	56,753
Loans to individuals	62	(3)	(3)	56
Automobile and recreational vehicles	62	(3)	(3)	56
Total loans and leases	$304,670	$(27,205)	$(6,934)	$270,531

The following table provides details related to the fair value and Day 1 provision related to the acquired non-PCD loans as of January 31, 2023.

	Unpaid Principal Balance	(Discount) premium on acquired loans	Fair Value of Non-PCD Loans at Acquisition	Day 1 Provision for Credit Losses - Non-PCD Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$167,606	$(5,451)	$162,155	$3,482
Time and demand	165,878	(5,342)	160,536	3,436
Equipment finance	4	—	4	—
Time and demand other	1,724	(109)	1,615	46
Real estate construction	52,773	(1,126)	51,647	1,638
Construction other	34,801	(971)	33,830	1,146
Construction residential	17,972	(155)	17,817	492
Residential real estate	75,041	(2,593)	72,448	614
Residential first lien	53,612	(1,981)	51,631	437
Residential junior lien/home equity	21,429	(612)	20,817	177
Commercial real estate	378,777	(12,607)	366,170	4,911
Multifamily	45,475	(1,203)	44,272	514
Non-owner occupied	182,793	(5,660)	177,133	2,111
Owner occupied	150,509	(5,744)	144,765	2,286
Loans to individuals	640	(36)	604	8
Automobile and recreational vehicles	449	(25)	424	4
Consumer other	191	(11)	180	4
Total loans and leases	$674,837	$(21,813)	$653,024	$10,653
The following table presents the change in goodwill during the period (dollars in thousands):

Goodwill at December 31, 2022	$303,328
Goodwill from Centric acquisition	60,387
Goodwill at December 31, 2023	$363,715
Costs related to the acquisition totaled $9.0 million. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Consolidated Statements of Income.
As a result of the full integration of the operations of Centric, it is not practicable to determine revenue or net income included in the Company's operating results relating to Centric since the date of acquisition as Centric results cannot be separately identified.

Note 3—Supplemental Comprehensive Income Disclosures
The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Comprehensive Income as of December 31. Reclassification adjustments related to securities available for sale are included in the “Net securities (losses) gains” line in the Consolidated Statements of Income.

	2023			2022			2021
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$18,499	$(3,449)	$15,050	$(131,838)	$27,686	$(104,152)	$(29,892)	$6,278	$(23,614)
Reclassification adjustment for losses (gains) on securities included in net income	103	(22)	81	(2)	—	(2)	(16)	3	(13)
Total unrealized gains (losses) on securities	18,602	(3,471)	15,131	(131,840)	27,686	(104,154)	(29,908)	6,281	(23,627)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	13,462	(2,733)	10,729	(31,573)	6,630	(24,943)	(3,356)	705	(2,651)
Total unrealized gains (losses) on derivatives	13,462	(2,733)	10,729	(31,573)	6,630	(24,943)	(3,356)	705	(2,651)
Unrealized gains for postretirement obligations:
Prior service cost	76	(15)	61	76	(16)	60	76	(16)	60
Net gain	22	(7)	15	143	(30)	113	275	(58)	217
Total unrealized gains for postretirement obligations	98	(22)	76	219	(46)	173	351	(74)	277
Total other comprehensive income (loss)	$32,162	$(6,226)	$25,936	$(163,194)	$34,270	$(128,924)	$(32,913)	$6,912	$(26,001)

The following table details the change in components of OCI for the year ended December 31:

	2023
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(107,471)	$(30,489)	$268	$(137,692)
Other comprehensive income before reclassification adjustment	15,050	10,729		25,779
Amounts reclassified from accumulated other comprehensive income (loss)	81	—		81
Prior service cost			61	61
Net gain			15	15
Net other comprehensive income during the period	15,131	10,729	76	25,936
Balance at December 31	$(92,340)	$(19,760)	$344	$(111,756)

	2022
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(3,317)	$(5,546)	$95	$(8,768)
Other comprehensive income before reclassification adjustment	(104,152)	(24,943)		(129,095)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—		(2)
Prior service cost			60	60
Net gain			113	113
Net other comprehensive income during the period	(104,154)	(24,943)	173	(128,924)
Balance at December 31	$(107,471)	$(30,489)	$268	$(137,692)

	2021
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$20,310	$(2,895)	$(182)	$17,233
Other comprehensive income before reclassification adjustment	(23,614)	(2,651)		(26,265)
Amounts reclassified from accumulated other comprehensive income (loss)	(13)	—		(13)
Prior service cost			60	60
Net gain			217	217
Net other comprehensive income during the period	(23,627)	(2,651)	277	(26,001)
Balance at December 31	$(3,317)	$(5,546)	$95	$(8,768)

Note 4—Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the year for interest and income taxes as well as detail on non-cash investing and financing activities for the years ended December 31:

	2023	2022	2021
	(dollars in thousands)
Cash paid during the period for:
Interest	$139,872	$16,396	$15,624
Income taxes	37,526	34,326	22,374
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	4,229	2,852	3,163
Fair value of loans transferred from held to maturity to held for sale	152,613	61,892	73,697
Loans transferred from held for sale to held to maturity	519	1,485	—
Gross increase (decrease) in market value adjustment to securities available for sale	18,602	(131,840)	(29,908)
Gross increase (decrease) in market value adjustment to derivatives	13,462	(31,574)	(3,356)
Increase in limited partnership investment unfunded commitment	302	—	7,565
Net assets (liabilities) acquired through acquisition	66,477	—	—
Proceeds from death benefit on bank-owned life insurance not received	—	1,973	—
Treasury shares issued	1,966	1,947	2,042
Excise tax on treasury stock repurchased	118	—	—
Note 5—Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ending December 31:

	2023	2022	2021
Weighted average common shares issued	122,780,523	113,914,902	113,914,902
Average treasury shares	(21,004,846)	(20,089,722)	(18,140,857)
Average deferred compensation shares	(56,206)	(55,734)	(55,590)
Average unearned nonvested shares	(163,044)	(157,403)	(134,565)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	101,556,427	93,612,043	95,583,890
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	208,819	219,584	200,712
Additional common stock equivalents (deferred compensation) used to calculated diluted earnings per share	56,955	55,820	55,683
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	101,822,201	93,887,447	95,840,285
Per Share Data
Basic Earnings Per Share	$1.55	$1.37	$1.45
Diluted Earnings Per Share	$1.54	$1.37	$1.44
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the years ended December 31, because to do so would have been anti-dilutive.

	2023			2022			2021
		Price Range			Price Range			Price Range
	Shares	From	To	Shares	From	To	Shares	From	To
Restricted Stock	114,177	$12.70	$16.43	128,860	$12.77	$16.43	99,344	$12.77	$15.96
Restricted Stock Units	34,305	$17.53	$17.53	25,983	$21.08	$21.08	—	$—	$—

Note 6—Cash and Due from Banks
Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts, such as checking accounts and NOW accounts. Reserves are maintained in the form of vault cash or balances held with the local Federal Reserve Bank. Because balances held at the Federal Reserve earn interest, depending on our liquidity position, we may maintain balances in excess of the reserve requirement. First Commonwealth maintained average balances of $171.0 million during 2023 and $181.6 million during 2022 with the Federal Reserve Bank of Cleveland.
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
We have 28 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have 19 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
During 2021, the Company entered into eight interest rate swap contracts that were designated as cash flow hedges. The interest rate swaps have a total notional amount of $500.0 million; $75.0 million with an original maturity of three years, $250.0 million with an original maturity of four years, and $175.0 million with an original maturity of five years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans. Initially these swaps were benchmarked to the 1-month LIBOR rate, however as a result of the discontinuance of the LIBOR rate on June 30, 2023, these swaps were amended to hedge exposure to the variability of the 1-

month CME SOFR rate. Therefore, the interest rate swaps convert the interest payments on the first $500.0 million of 1-month SOFR based commercial loans into fixed rate payments.
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the Consolidated Statement of Income. For the years ended December 31, 2023 and 2022, net interest income decreased $19.0 million and $4.8 million, respectively, and increased $0.6 million for the year ended December 31, 2021 as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures" or "Interest and fees on loans," in the Consolidated Statements of Income in the same line item as the income or expense on the hedged items. The cash flow hedges were highly effective at December 31, 2023 and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the Consolidated Statements of Income. The impact to noninterest income for the years ended December 31, 2023, 2022 and 2021was a decrease of $0.4 million, $0.1 million and $0.5 million, respectively.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At December 31, 2023, the underlying funded mortgage loan commitments had a carrying value of $7.1 million and a fair value of $8.1 million, while the underlying unfunded mortgage loan commitments had a notional amount of $38.2 million. At December 31, 2022, the underlying funded mortgage loan commitments had a carrying value of $4.3 million and a fair value of $4.0 million, while the underlying unfunded mortgage loan commitments had a notional amount of $12.0 million.
In addition, based on customer activity, a small amount of interest income on loans may be exposed to changes in foreign exchange rates. Several commercial borrowers have a portion of their operations outside of the United States and borrow funds on a short-term basis to fund those operations. In order to reduce the risk related to the translation of foreign denominated transactions into U.S. dollars, the Company may enter into foreign exchange forward contracts. These contracts relate principally to the Euro and the Canadian dollar. The contracts are recorded at fair value with changes in fair value recorded in "Other operating expenses" in the Consolidated Statements of Income. There were no foreign exchange forward contracts outstanding at December 31, 2023 and 2022. There was no impact on noninterest expense for the year ended December 31, 2023 and the impact for the years ended December 31, 2022 and 2021 totaled $5 thousand and $11 thousand, respectively.

The following table depicts the credit value adjustment recorded relative to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks at December 31:

	2023	2022
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(13)	$(27)
Notional Amount:
Interest rate derivatives	945,046	816,745
Interest rate caps	37,647	15,340
Interest rate collars	35,878	35,354
Risk participation agreements	206,325	256,043
Sold credit protection on risk participation agreements	(121,265)	(100,741)
Interest rate options	38,155	12,009
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(25,133)	(38,596)
Notional Amount	570,000	570,000
Interest rate forwards:
Fair value adjustment	(352)	63
Notional Amount	39,000	16,000
The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Consolidated Statements of Income for the years ended December 31:

	2023	2022	2021
	(dollars in thousands)
Non-hedging interest rate derivatives:
Increase (decrease) in other income	$922	$(363)	$728
Hedging interest rate derivatives:
(Decrease) increase in interest and fees on loans	(21,647)	(5,125)	1,567
(Decrease) increase in interest from subordinated debentures	(2,658)	(283)	959
Hedging interest rate forwards:
Decrease in other income	(415)	(92)	(454)
Hedging interest rate derivatives:
Increase in other expense	—	5	11
The fair value of our derivatives is included in a table in Note 17, “Fair Values of Assets and Liabilities,” in the line items “Other assets” and “Other liabilities.”

Note 8—Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and fair values of securities available for sale at December 31:

	2023				2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,565	$47	$(147)	$3,465	$4,127	$37	$(181)	$3,983
Mortgage-Backed Securities – Commercial	512,979	4,935	(52,521)	465,393	324,306	—	(52,890)	271,416
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	559,769	3,052	(68,222)	494,599	527,777	59	(78,847)	448,989
Other Government-Sponsored Enterprises	1,000	—	(85)	915	1,000	—	(118)	882
Obligations of States and Political Subdivisions	9,226	3	(1,027)	8,202	9,482	—	(1,295)	8,187
Corporate Securities	51,886	145	(3,619)	48,412	32,010	179	(2,985)	29,204
Total Securities Available for Sale	$1,138,425	$8,182	$(125,621)	$1,020,986	$898,702	$275	$(136,316)	$762,661

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
The amortized cost and estimated fair value of debt securities available for sale at December 31, 2023, by contractual maturity, are shown below:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$6,255	$6,246
Due after 1 but within 5 years	9,796	9,654
Due after 5 but within 10 years	46,061	41,629
Due after 10 years	—	—
	62,112	57,529
Mortgage-Backed Securities (a)	1,076,313	963,457
Total Debt Securities	$1,138,425	$1,020,986
(a)Mortgage Backed Securities include an amortized cost of $516.5 million and a fair value of $468.9 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $559.8 million and a fair value of $494.6 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales of securities and gross gains (losses) realized on sales, calls and maturities of securities available for sale were as follows for the years ended December 31:

	2023	2022	2021
	(dollars in thousands)
Proceeds from sales	$33,756	$—	$—
Gross (losses) gains realized:
Sales Transactions:
Gross gains	$—	$—	$—
Gross losses	(103)	—	—
	(103)	—	—
Maturities
Gross gains	—	2	16
Gross losses	—	—	—
	—	2	16
Net (losses) gains	$(103)	$2	$16
Proceeds from sales included in above table are a result of the sale of investments acquired as part of the Centric acquisition. All of the acquired investments were recorded at fair value at the time of acquisition and subsequently sold at the same value, with the exception of one corporate security. This security was sold in the third quarter of 2023 at a loss of $103 thousand. Gross gains from maturities recognized in 2022 and 2021 were the result of calls on municipal securities.
Securities available for sale with an approximate fair value of $386.5 million and $626.7 million were pledged as of December 31, 2023 and 2022, respectively, to secure public deposits and for other purposes required or permitted by law.

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at December 31:

	2023				2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$1,781	$—	$(175)	$1,606	$2,008	$—	$(224)	$1,784
Mortgage-Backed Securities – Commercial	69,502	—	(14,435)	55,067	75,229	—	(14,196)	61,033
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	296,432	—	(47,148)	249,284	329,267	—	(53,002)	276,265
Mortgage-Backed Securities – Commercial	2,190	—	(30)	2,160	4,794	—	(129)	4,665
Other Government-Sponsored Enterprises	22,543	—	(4,178)	18,365	22,221	—	(4,501)	17,720
Obligations of States and Political Subdivisions	25,561	—	(2,412)	23,149	26,643	—	(2,865)	23,778
Debt Securities Issued by Foreign Governments	1,000	—	(36)	964	1,000	—	(40)	960
Total Securities Held to Maturity	$419,009	$—	$(68,414)	$350,595	$461,162	$—	$(74,957)	$386,205
The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$660	$658
Due after 1 but within 5 years	12,373	11,772
Due after 5 but within 10 years	35,508	29,595
Due after 10 years	563	453
	49,104	42,478
Mortgage-Backed Securities (a)	369,905	308,117
Total Debt Securities	$419,009	$350,595
(a)Mortgage Backed Securities include an amortized cost of $71.3 million and a fair value of $56.7 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $298.6 million and a fair value of $251.4 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $98.1 million and $368.8 million were pledged as of December 31, 2023 and 2022, respectively, to secure public deposits for other purposes required or permitted by law.
Other Investments
As a member of the FHLB, First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of December 31, 2023 and 2022, our FHLB stock totaled $44.7 million and $25.2 million, respectively and is included in “Other investments” on the Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2023.
At December 31, 2023 and 2022, Other Investments consisted of $6.2 million and $1.2 million, respectively, of securities that include bankers bank membership stock and investments in community development organizations. These securities do not have a readily determinable fair value and are carried at cost. For the years ended December 31, 2023 and 2022, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
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
The following table presents the gross unrealized losses and estimated fair values at December 31, 2023 for available for sale securities for which an allowance for credit losses has not been recorded and held to maturity securities by investment category and time frame for which the securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$—	$—	$3,395	$(322)	$3,395	$(322)
Mortgage-Backed Securities – Commercial	—	—	300,642	(66,956)	300,642	(66,956)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	1,124	(3)	643,735	(115,367)	644,859	(115,370)
Mortgage-Backed Securities – Commercial	—	—	2,160	(30)	2,160	(30)
Other Government-Sponsored Enterprises	—	—	19,280	(4,263)	19,280	(4,263)
Obligations of States and Political Subdivisions	2,641	(62)	26,887	(3,377)	29,528	(3,439)
Debt Securities Issued by Foreign Governments	199	(1)	765	(35)	964	(36)
Corporate Securities	11,416	(45)	21,426	(3,574)	32,842	(3,619)
Total Securities	$15,380	$(111)	$1,018,290	$(193,924)	$1,033,670	$(194,035)

At December 31, 2023, fixed income securities issued by U.S. Government Agencies and U.S. Government-sponsored enterprises comprised 96% of total unrealized losses. All unrealized losses are a result of changes in market interest rates. At

December 31, 2023, there were 207 debt securities in an unrealized loss position. There were no equity securities in an unrealized loss position at December 31, 2023.
The following table presents the gross unrealized losses and estimated fair value at December 31, 2022 for both available for sale and held to maturity securities by investment category and time frame for which the securities had been in a continuous unrealized loss position:

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
As of December 31, 2023, our corporate securities had an amortized cost and estimated fair value of $51.9 million and $48.4 million, respectively. At December 31, 2022, these securities had an amortized cost of $32.0 million and estimated fair value of $29.2 million. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trend and capital position, to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the twelve months ended December 31, 2023, 2022 and 2021.

Note 9—Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Consolidated Statements of Financial Condition net of deferred loan fees and costs, and discounts related to purchased loans. Net deferred costs were $8.2 million and $5.9 million as of December 31, 2023 and 2022, respectively, and discounts on purchased loans were $25.7 million and $5.4 million at December 31, 2023 and 2022, respectively. The following table provides outstanding balances related to each of our loan types as of December 31:

	2023	2022
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,543,349	$1,211,706
Time and demand	1,187,300	1,023,824
Commercial credit cards	12,906	13,920
Equipment finance	232,944	79,674
Time and demand other	110,199	94,288
Real estate construction	597,735	513,101
Construction other	541,633	395,439
Construction residential	56,102	117,662
Residential real estate	2,416,876	2,194,669
Residential first lien	1,739,107	1,547,192
Residential junior lien/home equity	677,769	647,477
Commercial real estate	3,053,152	2,425,012
Multifamily	551,142	431,151
Non-owner occupied	1,772,785	1,510,347
Owner occupied	729,225	483,514
Loans to individuals	1,357,649	1,297,655
Automobile and recreational vehicles	1,277,969	1,210,451
Consumer credit cards	10,291	10,657
Consumer other	69,389	76,547
Total loans and leases	$8,968,761	$7,642,143
First Commonwealth’s loan portfolio includes five primary loan categories. When calculating the allowance for credit losses these categories are classified into fourteen portfolio segments. The composition of loans by portfolio segment includes;
Commercial, financial, agricultural and other
Time & Demand - Consists primarily of commercial and industrial loans. This category consists of loans that are typically cash flow dependent and therefore have different risk and loss characteristics than other commercial loans. Loans in this category include revolving and term structures with fixed and variable interest rates. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and economic conditions measured by GDP. At December 31, 2023 and 2022, this category includes $0.2 million and $4.3 million, respectively, in Paycheck Protection Program ("PPP") loans for small businesses. Because PPP loans are fully guaranteed by the SBA, there is no allowance for credit losses recognized for these loans.
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
Non-owner Occupied - Consists of loans secured by commercial real estate non-owner occupied and provides different loss characteristics than other real estate categories. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and economic conditions measured by GDP.
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
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 3.79% and during the one-year forecast period it was projected to average 4.55%, with a peak of 4.82%.

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
The following tables represent our credit risk profile by creditworthiness category for the years ended December 31:

	2023
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,453,970	$58,325	$31,054	$—	$—	$89,379	$1,543,349
Time and demand	1,098,763	58,325	30,212	—	—	88,537	1,187,300
Commercial credit cards	12,906	—	—	—	—	—	12,906
Equipment finance	232,102	—	842	—	—	842	232,944
Time and demand other	110,199	—	—	—	—	—	110,199
Real estate construction	585,543	—	12,192	—	—	12,192	597,735
Construction other	529,441	—	12,192	—	—	12,192	541,633
Construction residential	56,102	—	—	—	—	—	56,102
Residential real estate	2,405,240	2,768	8,868	—	—	11,636	2,416,876
Residential first lien	1,732,006	2,415	4,686	—	—	7,101	1,739,107
Residential junior lien/home equity	673,234	353	4,182	—	—	4,535	677,769
Commercial real estate	2,956,338	62,038	34,776	—	—	96,814	3,053,152
Multifamily	538,939	12,117	86	—	—	12,203	551,142
Non-owner occupied	1,722,315	31,652	18,818	—	—	50,470	1,772,785
Owner occupied	695,084	18,269	15,872	—	—	34,141	729,225
Loans to individuals	1,357,483	—	166	—	—	166	1,357,649
Automobile and recreational vehicles	1,277,805	—	164	—	—	164	1,277,969
Consumer credit cards	10,291	—	—	—	—	—	10,291
Consumer other	69,387	—	2	—	—	2	69,389
Total	$8,758,574	$123,131	$87,056	$—	$—	$210,187	$8,968,761

	2022
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,164,193	$35,389	$12,124	$—	$—	$47,513	$1,211,706
Time and demand	976,346	35,389	12,089	—	—	47,478	1,023,824
Commercial credit cards	13,920	—	—	—	—	—	13,920
Equipment finance	79,674	—	—	—	—	—	79,674
Time and demand other	94,253	—	35	—	—	35	94,288
Real estate construction	513,101	—	—	—	—	—	513,101
Construction other	395,439	—	—	—	—	—	395,439
Construction residential	117,662	—	—	—	—	—	117,662
Residential real estate	2,187,780	736	6,153	—	—	6,889	2,194,669
Residential first lien	1,542,854	675	3,663	—	—	4,338	1,547,192
Residential junior lien/home equity	644,926	61	2,490	—	—	2,551	647,477
Commercial real estate	2,347,000	52,291	25,721	—	—	78,012	2,425,012
Multifamily	430,613	488	50	—	—	538	431,151
Non-owner occupied	1,439,478	49,037	21,832	—	—	70,869	1,510,347
Owner occupied	476,909	2,766	3,839	—	—	6,605	483,514
Loans to individuals	1,297,206	—	449	—	—	449	1,297,655
Automobile and recreational vehicles	1,210,090	—	361	—	—	361	1,210,451
Consumer credit cards	10,657	—	—	—	—	—	10,657
Consumer other	76,459	—	88	—	—	88	76,547
Total	$7,509,280	$88,416	$44,447	$—	$—	$132,863	$7,642,143
The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year as of December 31:

	2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Time and demand	$170,285	$178,568	$111,288	$73,487	$42,502	$65,419	$545,751	$1,187,300
Pass	166,716	174,699	100,779	71,125	29,812	57,660	497,972	1,098,763
OAEM	1,707	3,129	2,948	1,530	10,873	2,553	35,585	58,325
Substandard	1,862	740	7,561	832	1,817	5,206	12,194	30,212
Gross Charge-offs	(582)	(4,572)	(18)	(2,195)	(2,364)	(1,283)	(5,133)	(16,147)
Gross Recoveries	—	—	—	119	4	128	9	260
Commercial credit cards	—	—	—	—	—	—	12,906	12,906
Pass	—	—	—	—	—	—	12,906	12,906
Gross Charge-offs	—	—	—	—	—	—	(105)	(105)
Gross Recoveries	—	—	—	—	—	—	13	13
Equipment finance	170,630	62,314	—	—	—	—	—	232,944
Pass	170,302	61,800	—	—	—	—	—	232,102
Substandard	328	514	—	—	—	—	—	842
Gross Charge-offs	(104)	(433)	—	—	—	—	—	(537)
Gross Recoveries	—	—	—	—	—	—	—	—

	2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Time and demand other	9,965	6,022	17,860	19,352	3,025	46,466	7,509	110,199
Pass	9,965	6,022	17,860	19,352	3,025	46,466	7,509	110,199
Gross Charge-offs	—	—	—	—	—	—	(2,410)	(2,410)
Gross Recoveries	—	—	—	—	—	—	225	225
Construction other	94,150	217,565	154,873	44,428	5,379	24,541	697	541,633
Pass	94,150	214,277	153,195	44,428	5,379	17,315	697	529,441
Substandard	—	3,288	1,678	—	—	7,226	—	12,192
Gross Charge-offs	—	—	—	—	—	—	—	—
Gross Recoveries	—	—	—	—	—	—	—	—
Construction residential	27,487	19,322	2,284	3,194	3,337	—	478	56,102
Pass	27,487	19,322	2,284	3,194	3,337	—	478	56,102
Gross Charge-offs	—	—	—	—	—	—	—	—
Gross Recoveries	—	—	—	—	—	—	—	—
Residential first lien	120,053	385,917	527,057	320,107	97,529	286,503	1,941	1,739,107
Pass	119,903	385,269	524,841	319,762	96,702	283,665	1,864	1,732,006
OAEM	—	80	1,527	—	—	731	77	2,415
Substandard	150	568	689	345	827	2,107	—	4,686
Gross Charge-offs	—	(98)	—	(31)	(1)	(116)	—	(246)
Gross Recoveries	—	—	—	—	—	177	—	177
Residential junior lien/home equity	62,098	70,171	44,359	2,487	2,305	4,949	491,400	677,769
Pass	62,098	70,171	44,359	2,487	2,305	4,672	487,142	673,234
OAEM	—	—	—	—	—	208	145	353
Substandard	—	—	—	—	—	69	4,113	4,182
Gross Charge-offs	—	—	—	—	—	—	(315)	(315)
Gross Recoveries	—	—	—	—	—	—	70	70
Multifamily	6,839	156,393	155,067	94,284	44,121	92,585	1,853	551,142
Pass	6,839	144,728	155,067	94,284	44,121	92,047	1,853	538,939
OAEM	—	11,665	—	—	—	452	—	12,117
Substandard	—	—	—	—	—	86	—	86
Gross Charge-offs	—	—	—	—	—	—	—	—
Gross Recoveries	—	—	—	—	—	—	—	—
Non-owner occupied	184,562	423,543	159,593	148,716	221,551	621,678	13,142	1,772,785
Pass	181,578	415,577	159,593	148,716	211,019	592,755	13,077	1,722,315
OAEM	—	7,546	—	—	7,313	16,793	—	31,652
Substandard	2,984	420	—	—	3,219	12,130	65	18,818
Gross Charge-offs	—	(232)	—	—	—	(4,473)	—	(4,705)
Gross Recoveries	—	—	—	—	—	127	—	127
Owner occupied	106,831	163,830	153,996	80,522	59,357	152,728	11,961	729,225
Pass	106,583	161,071	149,788	75,267	42,745	147,809	11,821	695,084
OAEM	112	785	3,950	4,000	5,363	4,026	33	18,269
Substandard	136	1,974	258	1,255	11,249	893	107	15,872
Gross Charge-offs	—	—	(32)	—	—	(1,540)	—	(1,572)
Gross Recoveries	—	—	—	—	—	24	—	24

	2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Automobile and recreational vehicles	427,112	459,836	234,144	115,364	35,402	6,111	—	1,277,969
Pass	427,112	459,835	234,085	115,354	35,345	6,074	—	1,277,805
Substandard	—	1	59	10	57	37	—	164
Gross Charge-offs	(487)	(2,232)	(1,258)	(972)	(527)	(111)	—	(5,587)
Gross Recoveries	71	479	419	367	347	149	—	1,832
Consumer credit cards	—	—	—	—	—	—	10,291	10,291
Pass	—	—	—	—	—	—	10,291	10,291
Gross Charge-offs	—	—	—	—	—	—	(290)	(290)
Gross Recoveries	—	—	—	—	—	—	87	87
Consumer other	6,893	4,224	13,277	1,411	1,090	3,440	39,054	69,389
Pass	6,893	4,224	13,277	1,411	1,090	3,440	39,052	69,387
Substandard	—	—	—	—	—	—	2	2
Gross Charge-offs	(21)	(50)	(130)	(31)	(157)	(23)	(941)	(1,353)
Gross Recoveries	—	1	4	9	35	66	185	300
Total	$1,386,905	$2,147,705	$1,573,798	$903,352	$515,598	$1,304,420	$1,136,983	$8,968,761
Total charge-offs	$(1,194)	$(7,617)	$(1,438)	$(3,229)	$(3,049)	$(7,546)	$(9,194)	$(33,267)
Total recoveries	$71	$480	$423	$495	$386	$671	$589	$3,115

	2022
	Term Loans						Revolving Loans
	2022	2021	2020	2019	2018	Prior		Total
	(dollars in thousands)
Time and demand	$180,134	$165,064	$66,006	$88,959	$57,030	$57,907	$408,724	$1,023,824
Pass	180,134	154,542	56,592	79,935	56,718	56,309	392,116	976,346
OAEM	—	10,489	8,387	1,846	250	895	13,522	35,389
Substandard	—	33	1,027	7,178	62	703	3,086	12,089
Commercial credit cards	—	—	—	—	—	—	13,920	13,920
Pass	—	—	—	—	—	—	13,920	13,920
Equipment finance	79,674	—	—	—	—	—	—	79,674
Pass	79,674	—	—	—	—	—	—	79,674
Time and demand other	7,172	20,281	19,626	3,823	2,885	36,197	4,304	94,288
Pass	7,172	20,281	19,626	3,823	2,885	36,162	4,304	94,253
Substandard	—	—	—	—	—	35	—	35
Construction other	81,870	179,919	85,264	23,001	24,005	1,011	369	395,439
Pass	81,870	179,919	85,264	23,001	24,005	1,011	369	395,439
Construction residential	82,829	34,783	—	31	18	—	1	117,662
Pass	82,829	34,783	—	31	18	—	1	117,662
Residential first lien	272,136	507,573	337,995	102,870	69,890	255,573	1,155	1,547,192
Pass	272,136	507,042	337,979	102,097	69,212	253,310	1,078	1,542,854
OAEM	—	164	—	133	51	250	77	675
Substandard	—	367	16	640	627	2,013	—	3,663
Residential junior lien/home equity	77,016	49,273	1,499	2,584	1,683	4,396	511,026	647,477
Pass	77,016	49,273	1,499	2,517	1,683	4,263	508,675	644,926
OAEM	—	—	—	—	—	51	10	61
Substandard	—	—	—	67	—	82	2,341	2,490
Multifamily	140,004	90,868	60,699	39,848	19,914	78,483	1,335	431,151
Pass	140,004	90,868	60,699	39,848	19,914	77,945	1,335	430,613
OAEM	—	—	—	—	—	488	—	488
Substandard	—	—	—	—	—	50	—	50
Non-owner occupied	298,751	153,918	115,947	214,068	141,814	581,060	4,789	1,510,347
Pass	298,751	153,918	115,947	212,588	113,638	541,007	3,629	1,439,478
OAEM	—	—	—	1,480	20,349	26,207	1,001	49,037
Substandard	—	—	—	—	7,827	13,846	159	21,832
Owner occupied	113,010	105,513	56,977	44,430	26,456	131,432	5,696	483,514
Pass	113,010	105,309	55,468	43,014	26,294	128,230	5,584	476,909
OAEM	—	182	745	791	92	923	33	2,766
Substandard	—	22	764	625	70	2,279	79	3,839
Automobile and recreational vehicles	613,513	330,298	172,530	68,996	20,589	4,525	—	1,210,451
Pass	613,513	330,252	172,435	68,865	20,524	4,501	—	1,210,090
Substandard	—	46	95	131	65	24	—	361
Consumer credit cards	—	—	—	—	—	—	10,657	10,657
Pass	—	—	—	—	—	—	10,657	10,657
Consumer other	6,561	17,177	2,489	3,798	1,656	4,085	40,781	76,547
Pass	6,561	17,177	2,489	3,775	1,652	4,085	40,720	76,459
Substandard	—	—	—	23	4	—	61	88
Total	$1,952,670	$1,654,667	$919,032	$592,408	$365,940	$1,154,669	$1,002,757	$7,642,143

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
Total gross charge-offs for the years ended December 31, 2023 and 2022 were $33.3 million and $9.8 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of December 31. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	2023
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,206	$745	$4,187	$10,060	$16,198	$1,527,151	$1,543,349
Time and demand	565	691	4,187	9,218	14,661	1,172,639	1,187,300
Commercial credit cards	7	54	—	—	61	12,845	12,906
Equipment finance	600	—	—	842	1,442	231,502	232,944
Time and demand other	34	—	—	—	34	110,165	110,199
Real estate construction	—	—	—	3,288	3,288	594,447	597,735
Construction other	—	—	—	3,288	3,288	538,345	541,633
Construction residential	—	—	—	—	—	56,102	56,102
Residential real estate	6,982	1,535	1,062	8,573	18,152	2,398,724	2,416,876
Residential first lien	4,130	940	171	4,443	9,684	1,729,423	1,739,107
Residential junior lien/home equity	2,852	595	891	4,130	8,468	669,301	677,769
Commercial real estate	4,157	—	3,509	17,385	25,051	3,028,101	3,053,152
Multifamily	—	—	—	55	55	551,087	551,142
Non-owner occupied	2,303	—	3,509	14,282	20,094	1,752,691	1,772,785
Owner occupied	1,854	—	—	3,048	4,902	724,323	729,225
Loans to individuals	4,613	878	678	166	6,335	1,351,314	1,357,649
Automobile and recreational vehicles	4,115	612	151	164	5,042	1,272,927	1,277,969
Consumer credit cards	39	71	—	—	110	10,181	10,291
Consumer other	459	195	527	2	1,183	68,206	69,389
Total	$16,958	$3,158	$9,436	$39,472	$69,024	$8,899,737	$8,968,761

	2022
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,233	$279	$355	$2,374	$4,241	$1,207,465	$1,211,706
Time and demand	1,121	270	352	2,374	4,117	1,019,707	1,023,824
Commercial credit cards	27	9	—	—	36	13,884	13,920
Equipment finance	—	—	—	—	—	79,674	79,674
Time and demand other	85	—	3	—	88	94,200	94,288
Real estate construction	502	—	—	—	502	512,599	513,101
Construction other	—	—	—	—	—	395,439	395,439
Construction residential	502	—	—	—	502	117,160	117,662
Residential real estate	3,023	1,178	811	5,683	10,695	2,183,974	2,194,669
Residential first lien	1,547	771	214	3,369	5,901	1,541,291	1,547,192
Residential junior lien/home equity	1,476	407	597	2,314	4,794	642,683	647,477
Commercial real estate	7,870	25	93	20,539	28,527	2,396,485	2,425,012
Multifamily	202	—	—	—	202	430,949	431,151
Non-owner occupied	7,547	—	92	19,575	27,214	1,483,133	1,510,347
Owner occupied	121	25	1	964	1,111	482,403	483,514
Loans to individuals	3,268	571	732	449	5,020	1,292,635	1,297,655
Automobile and recreational vehicles	2,694	368	295	361	3,718	1,206,733	1,210,451
Consumer credit cards	53	29	5	—	87	10,570	10,657
Consumer other	521	174	432	88	1,215	75,332	76,547
Total	$15,896	$2,053	$1,991	$29,045	$48,985	$7,593,158	$7,642,143
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

There were no nonperforming loans held for sale at December 31, 2023 and 2022. There were no gains on nonperforming loans held for sale during both of the years ended December 31, 2023 and 2022. There was $0.4 million in gains on sale of nonperforming loans recognized during the year ended December 31, 2021.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of December 31, 2023 and 2022. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated based on month-end balances of the loans for the period reported and are included in the table below based on its period end allowance position. The increase in nonperforming loans is primarily a result of $14.5 million in loans acquired from Centric, offset by the removal of $6.4 million in accruing TDR's. The TDR's were eliminated as a result of our adoption of ASU 2022-02.

	2023
	Recorded investment	Unpaid principal balance	Related specific allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$4,369	$18,014		$7,895	$143
Time and demand	3,527	17,172		7,569	143
Equipment finance	842	842		326	—
Time and demand other	—	—		—	—
Real estate construction	3,288	3,288		1,096	—
Construction other	3,288	3,288		1,096	—
Construction residential	—	—		—	—
Residential real estate	7,042	8,763		6,440	136
Residential first lien	4,161	5,151		3,760	129
Residential junior lien/home equity	2,881	3,612		2,680	7
Commercial real estate	12,402	18,219		20,715	260
Multifamily	55	58		37	—
Non-owner occupied	10,971	17,092		18,454	122
Owner occupied	1,376	1,069		2,224	138
Loans to individuals	166	259		365	7
Automobile and recreational vehicles	164	257		299	7
Consumer other	2	2		66	—
Subtotal	27,267	48,543		36,511	546
With a specific allowance recorded:
Commercial, financial, agricultural and other	5,691	6,787	$4,044	6,574	(16)
Time and demand	5,691	6,787	4,044	6,574	(16)
Equipment finance	—	—	—	—	—
Time and demand other	—	—	—	—	—
Real estate construction	—	—	—	—	—
Construction other	—	—	—	—	—
Construction residential	—	—	—	—	—
Residential real estate	1,531	1,697	118	1,183	—
Residential first lien	282	279	39	47	—
Residential junior lien/home equity	1,249	1,418	79	1,136	—
Commercial real estate	4,983	5,294	387	655	—
Multifamily	—	—	—	—	—
Non-owner occupied	3,311	3,550	174	397	—
Owner occupied	1,672	1,744	213	258	—
Loans to individuals	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—
Consumer other	—	—	—	—	—
Subtotal	12,205	13,778	4,549	8,412	(16)
Total	$39,472	$62,321	$4,549	$44,923	$530

	2022
	Recorded investment	Unpaid principal balance	Related specific allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$3,141	$9,555		$3,751	$157
Time and demand	3,141	9,555		3,751	157
Equipment finance	—	—		—	—
Time and demand other	—	—		—	—
Real estate construction	—	—		—	—
Construction other	—	—		—	—
Construction residential	—	—		—	—
Residential real estate	9,145	11,010		9,040	241
Residential first lien	5,754	6,848		5,280	172
Residential junior lien/home equity	3,391	4,162		3,760	69
Commercial real estate	21,505	24,119		22,983	172
Multifamily	—	—		172	43
Non-owner occupied	20,155	22,565		21,304	104
Owner occupied	1,350	1,554		1,507	25
Loans to individuals	528	563		455	16
Automobile and recreational vehicles	440	475		378	16
Consumer other	88	88		77	—
Subtotal	34,319	45,247		36,229	586
With a specific allowance recorded:
Commercial, financial, agricultural and other	1,168	1,186	$711	261	8
Time and demand	1,168	1,186	711	261	8
Equipment finance	—	—	—	—	—
Time and demand other	—	—	—	—	—
Real estate construction	—	—	—	—	—
Construction other	—	—	—	—	—
Construction residential	—	—	—	—	—
Residential real estate	—	—	—	—	—
Residential first lien	—	—	—	—	—
Residential junior lien/home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Multifamily	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Owner occupied	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—
Consumer other	—	—	—	—	—
Subtotal	1,168	1,186	711	261	8
Total	$35,487	$46,433	$711	$36,490	$594

	2021
	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$9,240	$389
Time and demand	9,240	389
Real estate construction	53	—
Residential real estate	10,315	375
Residential first lien	5,674	279
Residential junior lien/home equity	4,641	96
Commercial real estate	26,235	119
Multifamily	1,223	—
Non-owner occupied	22,668	28
Owner occupied	2,344	91
Loans to individuals	479	15
Automobile and recreational vehicles	425	15
Consumer other	54	—
Subtotal	46,322	898
With a specific allowance recorded:
Commercial, financial, agricultural and other	84	—
Time and demand	84	—
Real estate construction	—	—
Residential real estate	—	—
Residential first lien	—	—
Residential junior lien/home equity	—	—
Commercial real estate	665	—
Multifamily	444	—
Non-owner occupied	—	—
Owner occupied	221	—
Loans to individuals	—	—
Automobile and recreational vehicles	—	—
Consumer other	—	—
Subtotal	749	—
Total	$47,071	$898
Unfunded commitments related to nonperforming loans were $0.1 million and $0.2 million at December 31, 2023 and 2022, respectively. After consideration of the requirements to draw and available collateral related to these commitments, it was determined that no reserve was required for these commitments at December 31, 2023 or 2022.
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
Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal forgiveness, other-than-insignificant payment delay, term extensions or any combination thereof.

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty as of December 31:

	2023
	Rate Reduction	Term Extension	Principal Forgiveness	Payment Deferral	Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$50	$—	$—	$—	$—	$50	—%
Time and demand	50	—	—	—	—	50	—
Residential real estate	21	303	—	—	434	758	0.03
Residential first lien	21	303	—	—	434	758	0.04
Commercial real estate	—	—	—	9,663	—	9,663	0.32
Owner occupied	—	—	—	9,663	—	9,663	1.33
Total	$71	$303	$—	$9,663	$434	$10,471	0.12%
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty as of December 31:

	2023
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	4.00%	0.0	$—	0.0
Time and demand	4.00	0.0	—	0.0
Residential real estate	2.25	3.1	—	0.5
Residential first lien	2.25	3.1	—	0.5
Commercial real estate	—	0.0	—	0.5
Owner occupied	—	0.0	—	0.5
Total	3.49%	3.1	$—	0.5

A modification is considered to be in default when the loan is 90 days or more past due. For the year ended December 31, 2023, there were no modified loans that were considered to be in default. The following tables shows the payment status of loans that have been modified on or after January 1, 2023, the date we adopted ASU 2022-02:

	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$50	$—	$—	$—	$50
Time and demand	50	—	—	—	50
Residential real estate	758	—	—	—	758
Residential first lien	758	—	—	—	758
Commercial real estate	9,663	—	—	—	9,663
Owner occupied	9,663	—	—	—	9,663
Total	$10,471	$—	$—	$—	$10,471
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
The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings during the years ending December 31:

	2022
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Residential real estate	5	$—	$10	$683	$693	$676	$—
Residential first lien	5	—	10	683	693	676	—
Total	5	$—	$10	$683	$693	$676	$—

	2021
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	6	$—	$—	$7,893	$7,893	$288	$—
Time and demand	6	—	—	7,893	7,893	288	—
Residential real estate	15	—	359	301	660	624	—
Residential first lien	12	—	359	171	530	502	—
Residential junior lien/home equity	3	—	—	130	130	122	—
Commercial real estate	2	—	—	644	644	634	—
Non-owner occupied	2	—	—	644	644	634	—
Loans to individuals	7	—	110	63	173	144	—
Automobile and recreational vehicles	7	—	110	63	173	144	—
Total	30	$—	$469	$8,901	$9,370	$1,690	$—
The troubled debt restructurings included in the above tables are also included in the nonperforming loan tables provided earlier in this footnote. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the years ended December 31, 2022 and 2021, $10 thousand and $0.4 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to re-amortization. In 2022, the changes in loan balances between the pre-modification balance and post-modification balance are due to customer payments. For 2021, the change between the pre-modification and post-modification balance for commercial real estate loans is primarily due to the payoff of one large commercial relationship that restructured during the year.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to loans that were restructured within the past twelve months and that were considered to be in default during the year ending December 31:

	2022		2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial, financial, agricultural and other	—	$—	1	$223
Time and demand	—	—	1	223
Loans to individuals	—	—	1	21
Automobile and recreational vehicles	—	—	1	21
Total	—	$—	2	$244

The following tables provide detail related to the allowance for credit losses for the years ended December 31.

	2023
	Beginning balance	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$22,650	$19,417	$(19,199)	$498	$4,630	$27,996
Time and demand	20,040	19,417	(16,147)	260	(751)	22,819
Commercial credit cards	335	—	(105)	13	35	278
Equipment finance	1,086	—	(537)	—	2,850	3,399
Time and demand other	1,189	—	(2,410)	225	2,496	1,500
Real estate construction	8,822	287	—	—	(1,691)	7,418
Construction other	6,360	227	—	—	(139)	6,448
Construction residential	2,462	60	—	—	(1,552)	970
Residential real estate	21,412	527	(561)	247	2,276	23,901
Residential first lien	14,822	197	(246)	177	2,025	16,975
Residential junior lien/home equity	6,590	330	(315)	70	251	6,926
Commercial real estate	28,804	6,971	(6,277)	151	7,422	37,071
Multifamily	4,726	234	—	—	273	5,233
Non-owner occupied	16,426	2,739	(4,705)	127	5,408	19,995
Owner occupied	7,652	3,998	(1,572)	24	1,741	11,843
Loans to individuals	21,218	3	(7,230)	2,219	5,122	21,332
Automobile and recreational vehicles	18,819	3	(5,587)	1,832	4,075	19,142
Consumer credit cards	412	—	(290)	87	163	372
Consumer other	1,987	—	(1,353)	300	884	1,818
Total	$102,906	$27,205	$(33,267)	$3,115	$17,759	$117,718
a) The provision (credit) shown here includes the day 1 provision on non-PCD loans acquired from Centric and excludes the provision for off-balance sheet credit exposure included in the income statement.

	2022
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$18,093	$(2,361)	$394	$6,524	$22,650
Time and demand	15,283	(710)	202	5,265	20,040
Commercial credit cards	247	(217)	71	234	335
Equipment finance	—	—	—	1,086	1,086
Time and demand other	2,563	(1,434)	121	(61)	1,189
Real estate construction	4,220	—	9	4,593	8,822
Construction other	3,278	—	9	3,073	6,360
Construction residential	942	—	—	1,520	2,462
Residential real estate	12,625	(339)	187	8,939	21,412
Residential first lien	7,459	(163)	130	7,396	14,822
Residential junior lien/home equity	5,166	(176)	57	1,543	6,590
Commercial real estate	33,376	(2,487)	769	(2,854)	28,804
Multifamily	3,561	(411)	411	1,165	4,726
Non-owner occupied	24,838	(1,836)	342	(6,918)	16,426
Owner occupied	4,977	(240)	16	2,899	7,652
Loans to individuals	24,208	(4,658)	1,349	319	21,218
Automobile and recreational vehicles	21,392	(2,639)	787	(721)	18,819
Consumer credit cards	496	(486)	75	327	412
Consumer other	2,320	(1,533)	487	713	1,987
Total	$92,522	$(9,845)	$2,708	$17,521	$102,906
a) The provision (credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

	2021
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$17,187	$(7,020)	$2,430	$5,496	$18,093
Time and demand	16,838	(6,845)	2,412	5,441	17,846
Commercial credit cards	349	(175)	18	55	247
Real estate construction	7,966	(9)	155	(3,892)	4,220
Residential real estate	14,358	(309)	468	(1,892)	12,625
Residential first lien	7,919	(60)	337	(737)	7,459
Residential junior lien/home equity	6,439	(249)	131	(1,155)	5,166
Commercial real estate	41,953	(1,659)	135	(7,053)	33,376
Multifamily	6,240	(1)	—	(2,678)	3,561
Non-owner occupied	28,414	(1,556)	125	(2,145)	24,838
Owner occupied	7,299	(102)	10	(2,230)	4,977
Loans to individuals	19,845	(4,061)	1,460	6,964	24,208
Automobile and recreational vehicles	16,133	(1,792)	1,016	6,035	21,392
Consumer credit cards	635	(425)	71	215	496
Consumer other	3,077	(1,844)	373	714	2,320
Total	$101,309	$(13,058)	$4,648	$(377)	$92,522
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
As of December 31, 2023 and 2022, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 7, “Derivatives,” for a description of interest rate derivatives entered into by First Commonwealth.
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
The following table identifies the notional amount of those instruments at December 31:

	2023	2022
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,517,905	$2,356,539
Financial standby letters of credit	14,300	18,417
Performance standby letters of credit	17,194	12,853
Commercial letters of credit	555	573
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
The notional amounts outstanding at December 31, 2023 include amounts issued in 2023 of $0.3 million in financial standby letters of credit and $1.3 million in performance standby letters of credit. There were no commercial letters of credit issued during 2023. A liability of $0.1 million has been recorded as of December 31, 2023 and 2022, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $7.3 million and $10.0 million as of December 31, 2023 and 2022, respectively. This liability is reflected in “Other liabilities” in the Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans.

Note 11—Premises, Equipment and Lease Commitments
Premises and Equipment
Premises and equipment are described as follows:

	Estimated Useful Life	2023	2022
	(dollars in thousands)
Land	Indefinite	$14,499	$13,860
Buildings and improvements	10-50 years	74,622	70,844
Operating lease right of use asset	1-25 years	59,367	51,499
Leasehold improvements	5-40 years	39,752	37,398
Furniture and equipment	3-7 years	78,868	76,879
Software	3-7 years	45,218	44,439
Subtotal		312,326	294,919
Less accumulated depreciation and amortization		191,311	179,813
Total premises and equipment, net		$121,015	$115,106
Depreciation related to premises and equipment included in noninterest expense for the years ended December 31, 2023, 2022 and 2021 amounted to $9.6 million, $9.1 million and $9.9 million, respectively. Amortization of lease right-of-use assets totaled $3.6 million in 2023, $3.4 million in 2022 and $1.4 million in 2021.
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
The following table represents the lease costs and other lease information for the years ended December 31.

	2023	2022
	(dollars in thousands)
Balance sheet:
Operating lease asset classified as premises and equipment	$45,005	$40,747
Operating lease liability classified as other liabilities	49,327	45,149
Income statement:
Operating lease cost classified as occupancy and equipment expense	$6,089	$4,990
Weighted average lease term, in years	13.19	13.95
Weighted average discount rate	3.54%	3.29%
Operating cash flows	$6,169	$4,838
In the above table, the increase in the ROU asset and lease liability at December 31, 2023 compared to December 21, 2022, is primarily a result of leases assumed as part of the Centric acquisition.
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
First Commonwealth uses incremental borrowing rates when calculating the lease liability because the rate implicit in the lease is not readily determinable. The incremental borrowing rate used by First Commonwealth is an amortizing loan rate obtained from the FHLB. This rate is consistent with a collateralized borrowing rate and is available for terms similar to the lease payment schedules.

The following table reconciles future minimum lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the lease liability as of December 31, 2023 (dollars in thousands):

For the twelve months ended December 31,
2024	$5,845
2025	5,621
2026	5,150
2027	4,884
2028	4,695
Thereafter	36,749
Total future minimum lease payments	62,944
Less remaining imputed interest	13,617
Operating lease liability	$49,327
Rent expense, net of rental income, for all operating leases totaled $5.9 million in 2023, $4.7 million in 2022 and $4.5 million in 2021. Rent expense includes amounts related to items that are not included in the determination of lease right-of-use assets including expenses related to short-term leases and non-lease components such as taxes, insurance, and common area maintenance costs.
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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of December 31, 2023 and 2022 was $363.7 million and $303.3 million, respectively. The $60.4 million increase in goodwill during the year ended December 31, 2023 is the result of the Centric acquisition. No impairment charges on goodwill or other intangible assets were incurred in 2023, 2022 or 2021.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill. At November 30, 2023, the Company completed its annual goodwill impairment analysis and determined that it was more likely than not that the fair value of the Company was in excess of its carrying value, therefore goodwill was not considered impaired.
As of December 31, 2023, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Topic 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2023
Customer deposit intangibles	$39,244	$(20,747)	$18,497
Customer list intangible	2,283	(2,049)	234
Total other intangible assets	$41,527	$(22,796)	$18,731

December 31, 2022
Customer deposit intangibles	$22,573	$(16,750)	$5,823
Customer list intangible	2,283	(1,921)	362
Total other intangible assets	$24,856	$(18,671)	$6,185
Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. The $12.7 million increase in core deposit intangibles for the year ended December 31, 2023 is a result of the Centric acquisition. The core deposits have a remaining amortization period of 6.5 years and a weighted average amortization period of approximately 6.1 years. The customer list intangible represents the estimated value of the customer base for an insurance agency acquired in 2014 and the wealth management business acquired as part of the DCB acquisition in 2017. These amounts are amortized over their expected lives using expected cash flows based on retention of the customer base. The customer list intangible has a remaining amortization period of 5.7 years and a weighted average amortization period of 4.0 years. First Commonwealth recognized amortization expense on other intangible assets of $4.1 million, $2.5 million, and $2.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
In addition to customer deposit intangibles and customer list intangibles, First Commonwealth has servicing rights on mortgage loans as well as certain commercial loans totaling $4.1 million and $3.0 million as of December 31, 2023 and 2022, respectively. These servicing rights relate to loans sold to third parties on which the Company retains servicing responsibilities. The Company recognized amortization expense on these servicing assets of $0.9 million, $0.7 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following presents the estimated amortization expense of core deposit and customer list intangibles:

	Core Deposit Intangibles	Customer List Intangible	Total
	(dollars in thousands)
2024	$3,775	$97	$3,872
2025	3,364	69	3,433
2026	2,955	42	2,997
2027	2,565	15	2,580
2028	2,428	7	2,435
Thereafter	3,410	4	3,414
Total	$18,497	$234	$18,731
Note 13—Interest-Bearing Deposits
Components of interest-bearing deposits at December 31 were as follows:

	2023	2022
	(dollars in thousands)
Interest-bearing demand deposits	$629,138	$357,769
Savings deposits	4,886,781	4,572,183
Time deposits	1,287,857	405,009
Total interest-bearing deposits	$6,803,776	$5,334,961

As of December 31, 2023 interest-bearing deposits increased $1.5 billion compared to December 31, 2022, of which $544.4 million were acquired as part of the Centric acquisition. Interest-bearing deposits at December 31, 2023 and 2022 include allocations from interest-bearing demand deposit accounts of $1.2 billion and $1.4 billion, respectively, into savings, which includes money market accounts. These allocations are based on a formula and were made to reduce First Commonwealth’s reserve requirement in compliance with regulatory guidelines. Deposits totaling $0.7 million at both December 31, 2023 and 2022 were reclassified from deposits to loans due to their overdrawn status.
Included in time deposits at December 31, 2023 and 2022 were certificates of deposit in denominations of $250 thousand or more of $288.8 million and $65.5 million, respectively.
Interest expense related to certificates of deposit in denominations of $250 thousand or greater amounted to $8.1 million in 2023, $0.2 million in 2022 and $0.4 million in 2021.
Included in time deposits at December 31, 2023, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2024	$1,051,314
2025	202,145
2026	22,293
2027	6,902
2028 and thereafter	5,203
Total	$1,287,857
Note 14—Short-term Borrowings
Short-term borrowings at December 31 were as follows:

	2023			2022			2021
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
	(dollars in thousands)
Federal funds purchased	$—	$712	5.62%	$—	$1,553	3.93%	$—	$—	—%
Borrowings from FHLB	563,000	379,712	5.56	285,000	41,529	4.24	—	—	—
Securities sold under agreements to repurchase	34,835	59,132	1.01	87,694	101,752	0.18	138,315	119,801	0.08
Total	$597,835	$439,556	4.95	$372,694	$144,834	1.38	$138,315	$119,801	0.08
Maximum total at any month-end	$597,835			$372,694			$138,315
Weighted average rate at year-end			5.37%			3.56%			0.06%
Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2023	2022	2021
	(dollars in thousands)
Federal funds purchased	$40	$61	$—
Borrowings from FHLB	21,108	1,759	—
Securities sold under agreements to repurchase	599	179	99
Total interest on short-term borrowings	$21,747	$1,999	$99

Note 15—Subordinated Debentures
Subordinated debentures outstanding at December 31 are as follows:

			2023	2022
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	3-Month CME Term SOFR + 0.26161% + 1.845%	$49,592	$49,499
First Commonwealth Bank	2033	5.50% until June 1, 2028, then 3-Month CME Term SOFR + 0.26161% + 2.37%	49,341	49,271
First Commonwealth Financial Corp	2031	4.5% until March 29, 2026, then Prime + 1.00%	6,641	—
First Commonwealth Capital Trust II	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	41,238	41,238
Total			$177,741	$170,937

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
On May 21, 2018, First Commonwealth Bank issued ten-year subordinated notes with an aggregate principal amount of $50.0 million. Interest is paid quarterly at a rate of three-month CME Term SOFR + 0.26161% + 1.845%. The Bank may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. Deferred issuance costs of $0.9 million are being amortized on a straight-line basis over the term of the notes.
On May 21, 2018, First Commonwealth Bank also issued fifteen-year subordinated notes with an aggregate principal amount of $50.0 million and a fixed-to-floating rate of 5.50%. The rate remains fixed until June 1, 2028, then adjusts on a quarterly basis to three-month CME Term SOFR + 0.26161% + 2.37%. The Bank may redeem the notes, beginning with the interest payment due on June 1, 2028, in whole or in part, at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. Deferred issuance costs of $1.1 million are being amortized on a straight-line basis over the term of the notes.
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
Interest on the debentures issued to First Commonwealth Capital Trust III is paid quarterly at a floating rate of three-month CME Term SOFR + 0.26161% + 2.85% which is reset quarterly. Subject to regulatory approval, First Commonwealth may redeem the debentures, in whole or in part, at its option on any interest payment date at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption. Deferred issuance costs of $0.6 million are being amortized on a straight-line basis over the term of the securities.
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
In order to reduce its exposure to variability in expected future cash flows related to interest payments on First Commonwealth Capital Trust II and III, the Company entered into two interest rate swap contracts that are designated as cash flow hedges. These contracts fix the index based portion of the interest rate on Capital Trust II at 1.515% until August 15, 2024 and on

Capital Trust III at 1.525% until August 15, 2026. Additional information related to these cash flow hedges can be found in Note 7- "Derivatives".
Note 16—Other Long-term Debt
Other long-term debt at December 31 follows:

	2023		2022
	Amount	Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate
	(dollars in thousands)
Borrowings from FHLB due:
2023			$740	3.86%
2024	$769	3.86%	769	3.86
2025	799	3.86	799	3.86
2026	830	3.87	830	3.87
2027	863	3.87	863	3.87
2028	620	3.64
Thereafter	241	3.13	861	3.49
Total	$4,122		$4,862
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
Note 17—Fair Values of Assets and Liabilities
FASB ASC Topic 820 requires disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All non-financial assets are included either as a separate line item on the Consolidated Statements of Financial Condition or in the “Other assets” category of the Consolidated Statements of Financial Condition. Currently, First Commonwealth does not have any non-financial liabilities to disclose.
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
Loans held for sale include residential mortgage loans originated for sale in the secondary mortgage market. The estimated fair value for these loans was determined on the basis of rates obtained in the respective secondary market. Loans held for sale could also include the Small Business Administration guaranteed portion of small business loans. The estimated fair value of these loans is based on the contract with the third party investor. When loans held for sale include other commercial loans, fair value is determined using an executed trade and market bid obtained from potential buyers.
Interest rate derivatives are reported at an estimated fair value utilizing Level 2 inputs and are included in "Other assets" and "Other liabilities" in the Consolidated Statements of Financial Condition. These consist of interest rate swaps where there is no significant deterioration in the counterparties' (loan customers') credit risk since origination of the interest rate swap as well as interest rate caps, interest rate collars and risk participation agreements. First Commonwealth values its interest rate swap and cap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments used to determine the U.S. Dollar yield curve includes SOFR rates from overnight to one year, Eurodollar futures contracts and SOFR swap rates from one year to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 7, “Derivatives.”
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2023 and 2022, we have not realized any losses due to a counterparty's inability to pay any net uncollateralized position.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
December 31, 2023
Other Investments	$6,182		Carrying Value	N/A	N/A
Limited Partnership Investments	27,137		Par Value	N/A	N/A

December 31, 2022
Other Investments	1,170		Carrying Value	N/A	N/A
Nonperforming Loans	363	(a)	Gas Reserve study	Discount rate	10.00%
				Gas per MMBTU	$3.00 - $3.00 (b)
				Oil per BBL/d	$80.00 - $80.00 (b)
Limited Partnership Investments	17,691		Par Value	N/A	N/A
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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at December 31:

	2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$3,465	$—	$3,465
Mortgage-Backed Securities—Commercial	—	465,393	—	465,393
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	494,599	—	494,599
Other Government-Sponsored Enterprises	—	915	—	915
Obligations of States and Political Subdivisions	—	8,202	—	8,202
Corporate Securities	—	48,412	—	48,412
Total Securities Available for Sale	—	1,020,986	—	1,020,986
Other Investments	—	44,689	6,182	50,871
Loans Held for Sale	—	29,820	—	29,820
Other Assets (a)	—	32,668	27,137	59,805
Total Assets	$—	$1,128,163	$33,319	$1,161,482
Other Liabilities (a)	$—	$58,167	$—	$58,167
Total Liabilities	$—	$58,167	$—	$58,167
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

	2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$3,983	$—	$3,983
Mortgage-Backed Securities—Commercial	—	271,416	—	271,416
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	448,989	—	448,989
Other Government-Sponsored Enterprises	—	882	—	882
Obligations of States and Political Subdivisions	—	8,187	—	8,187
Corporate Securities	—	29,204	—	29,204
Total Securities Available for Sale	—	762,661	—	762,661
Other Investments	—	25,244	1,170	26,414
Loans Held for Sale	—	11,869	—	11,869
Other Assets (a)	—	50,738	17,691	68,429
Total Assets	$—	$850,512	$18,861	$869,373
Other Liabilities (a)	$—	$89,298	$—	$89,298
Total Liabilities	$—	$89,298	$—	$89,298
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2023:

	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of year	$1,170	$17,691	$18,861
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	3	3
Purchases, issuances, sales, and settlements
Purchases	5,000	10,055	15,055
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(669)	(669)
Transfers from Level 3	—	—	—
Transfers into Level 3	12	57	69
Balance, end of year	$6,182	$27,137	$33,319
There are no gains or losses included in earnings for the period that are attributable to the change in realized gains (losses) relating to assets held at December 31, 2023.
During the year ended December 31, 2023, there were no transfers between fair value Levels 1, 2 or 3.
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

The tables below present the balances of assets measured at fair value on a nonrecurring basis at December 31 and total gains and losses realized on these assets during the year ended December 31:

	2023
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Nonperforming loans	$—	$25,215	$9,708	$34,923	$(6,606)
Other real estate owned	—	609	—	609	(6)
Total Assets	$—	$25,824	$9,708	$35,532	$(6,612)

	2022
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Nonperforming loans	$—	$23,140	$11,636	$34,776	$(2,127)
Other real estate owned	—	553	—	553	—
Total Assets	$—	$23,693	$11,636	$35,329	$(2,127)
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
The fair value of other real estate owned, determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned had a current carrying value of $0.4 million as of December 31, 2023 and consisted primarily of residential properties in Pennsylvania and Ohio. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated costs to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to this measurement is provided in Note 12 “Goodwill and Other Amortizing Intangible Assets.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during 2023.
FASB ASC Topic 825-10, “Transition Related to FSP FAS 107-1” and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are as discussed above. The methodologies for other financial assets and financial liabilities are provided below.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees,” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million at both December 31, 2023 and 2022. See Note 10, “Commitments and Letters of Credit,” for additional information.
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

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31:

	2023
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$125,436	$125,436	$125,436	$—	$—
Interest-bearing deposits	21,557	21,557	21,557	—	—
Securities available for sale	1,020,986	1,020,986	—	1,020,986	—
Securities held to maturity	419,009	350,595	—	350,595	—
Other investments	50,871	50,871	—	44,689	6,182
Loans held for sale	29,820	29,820	—	29,820	—
Loans and leases	8,968,761	8,860,736	—	25,215	8,835,521
Financial liabilities
Deposits	9,192,309	9,187,655	—	9,187,655	—
Short-term borrowings	597,835	594,670	—	594,670	—
Long-term debt	4,122	4,041	—	4,041	—
Subordinated debt	177,741	151,525	—	—	151,525
Capital lease obligation	4,894	4,894	—	4,894	—

	2022
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$124,254	$124,254	$124,254	$—	$—
Interest-bearing deposits	29,990	29,990	29,990	—	—
Securities available for sale	762,661	762,661	—	762,661	—
Securities held to maturity	461,162	386,205	—	386,205	—
Other investments	26,414	26,414	—	25,244	1,170
Loans held for sale	11,869	11,869	—	11,869	—
Loans and leases	7,642,143	7,639,721	—	23,140	7,616,581
Financial liabilities
Deposits	8,005,469	7,992,012	—	7,992,012	—
Short-term borrowings	372,694	363,135	—	363,135	—
Long-term debt	4,862	4,781	—	4,781	—
Subordinated debt	170,937	156,621	—	—	156,621
Capital lease obligation	5,425	5,425	—	5,425	—

Note 18—Income Taxes
The income tax provision for the years ended December 31 is as follows:

	2023	2022	2021
	(dollars in thousands)
Current tax provision:
Federal	$32,167	$33,545	$32,586
State	936	471	397
Total current tax provision	33,103	34,016	32,983
Deferred tax provision (benefit):
Federal	7,488	(1,967)	1,501
State	(99)	(45)	76
Total deferred tax provision	7,389	(2,012)	1,577
Total tax provision	$40,492	$32,004	$34,560
The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2023		2022		2021
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(dollars in thousands)
Tax at statutory rate	$41,487	21%	$33,639	21%	$36,292	21%
Increase (decrease) resulting from:
State income tax, net of federal benefit	725	—	361	—	326	—
Income from bank owned life insurance	(1,024)	(1)	(1,146)	(1)	(1,351)	(1)
Tax-exempt interest income, net	(812)	—	(809)	(1)	(846)	—
Tax credits	(804)	—	(341)	—	(127)	—
Other	920	—	300	1	266	—
Total tax provision	$40,492	20%	$32,004	20%	$34,560	20%
The total tax provision for financial reporting differs from the amount computed by applying the statutory federal income tax rate to income before taxes. First Commonwealth ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank owned life insurance, and tax benefits associated with low-income housing tax credits. The consistent level of tax benefits that reduce First Commonwealth’s tax rate below the statutory rate produced an annual effective tax rate of 20% for each of the years ended December 31, 2023, 2022 and 2021.

The tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that represent significant portions of the deferred tax assets and liabilities at December 31 are presented below:

	2023	2022
	(dollars in thousands)
Deferred tax assets:
Lease liability	$10,542	$9,581
Allowance for credit losses	25,158	21,837
Postretirement benefits other than pensions	214	223
Unrealized loss on securities available for sale	30,469	36,673
Net operating loss carryforward	51	37
Deferred compensation	2,647	1,960
Accrued interest on nonaccrual loans	882	935
Accrued incentives	3,299	3,185
Unfunded loan commitments & other reserves	1,561	2,126
Purchase accounting adjustments	5,490	566
Other	738	953
Total deferred tax assets	81,051	78,076
Deferred tax liabilities:
Loan origination fees and costs	(1,252)	(1,320)
Right of use asset	(9,618)	(8,646)
Depreciation of assets	(1,484)	(2,139)
Section 197 intangibles	(2,418)	(1,717)
Purchase accounting adjustments	(3,321)	(314)
Other	(228)	(197)
Total deferred tax liabilities	(18,321)	(14,333)
Net deferred tax asset	$62,730	$63,743
The Company has approximately $1.3 million of Pennsylvania net operating losses, which begin to expire in 2034. The Company expects to fully utilize the losses prior to expiration.
Management assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on our evaluation, as of December 31, 2023, management has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and future taxable income.
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Company has no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2023. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company records interest and penalties on unrecognized tax benefits as a component of noninterest expense.
First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) as well as all states in which we conduct business. Generally, tax years prior to the year ended December 31, 2020 are no longer open to examination by federal and state taxing authorities.
Note 19—Retirement Plans
First Commonwealth has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Effective January 1, 2020, a participating employee can receive a maximum matching contribution of 4% of their eligible compensation. In addition, each participating employee may contribute up to 80% of their eligible compensation to the plan. The 401(k) plan expense was $3.1 million in 2023, $2.9 million in 2022, and $3.0 million in 2021.
First Commonwealth maintains a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to provide deferred compensation for those employees who are in the top 10% of full-time employees, as determined on the basis of eligible compensation. The NQDC Plan provides participants whose maximum retirement contribution is limited by IRS rules to defer additional compensation.
Participants in the NQDC Plan are eligible to defer (on a pre-tax basis) from 1% to 25% of their eligible Plan compensation. Participants are also eligible to defer all or a portion of the Annual Incentive Plan (on a pre-tax basis) from 10% to 100% of their annual cash incentive earned. Effective January 1, 2020, an employer elective contribution is available to participants who reach the IRS Compensation limits in the 401(k) Plan. The ‘makeup match’ contribution is made to eligible participants on an annual basis. Effective January 1, 2021, an employer non-elective contribution is available to certain participants determined by the Company. The ‘discretionary’ contribution may be approved from year-to-year and allocated on an annual basis. There was $0.3 million and $0.2 million in NQDC Plan expense recognized in 2023 and 2022, respectively, and no NQDC Plan expense recognized in 2021.
Select employees from former acquisitions were covered by postretirement benefit plans which provide medical and life insurance coverage. The measurement date for these plans was December 31.
Postretirement Benefits Other than Pensions from Prior Acquisitions
Net periodic benefit cost of these plans for the years ended December 31, was as follows:

	2023	2022	2021
	(dollars in thousands)
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	25	35	23
Amortization of transition obligation	—	—	—
Amortization of prior service cost	76	75	76
Gain amortization	(108)	(96)	(27)
Net periodic benefit cost	$(7)	$14	$72
The following table sets forth the change in the benefit obligation and plan assets as of December 31:

	2023	2022
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$708	$986
Service cost	—	—
Interest cost	35	22
Amendments	—	—
Actuarial gain	(119)	(212)
Net benefits paid	(63)	(88)
Benefit obligation at end of year	561	708
Change in Plan Assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	63	88
Net benefits paid	(63)	(88)
Fair value of plan assets at end of year	—	—
Funded Status at End of Year	561	708
Unrecognized prior service cost	(310)	(386)
Unrecognized net gain	750	728
Amounts recognized in retained earnings	$1,001	$1,050

As of December 31, the funded status of the plan is:

	2023	2022
	(dollars in thousands)
Amounts Recognized in the Statement of Financial Condition as Other liabilities	$561	$708
The following table sets forth the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs as of December 31:

	2023	2022	2021
	(dollars in thousands)
Amounts recognized in accumulated other comprehensive income, net of tax:
Net (gain) loss	$(590)	$(575)	$(461)
Prior service cost	244	305	364
Total	$(346)	$(270)	$(97)
Weighted-average assumptions used to determine the benefit obligation as of December 31 are as follows:

	2023	2022	2021
Weighted-Average Assumptions
Discount rate	4.90%	5.31%	2.38%
Health care cost trend: Initial	6.95%	6.50%	5.90%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2029	2028	2027
Weighted-average assumptions used to determine the net benefit costs as of December 31 are as follows:

	2023	2022	2021
Weighted-Average Assumptions for Net Periodic Cost
Discount rate	5.31%	2.38%	1.83%
Health care cost trend: Initial	6.50%	5.90%	5.95%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2028	2027	2026
Corridor	10.00%	10.00%	10.00%
Recognition period for gains and losses	9.3	9.9	10.4
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
As of December 31, 2023, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payments
(dollars in thousands)
2024	$83,837
2025	78,462
2026	73,542
2027	67,517
2028	61,396
2029 - 2033	219,643
The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2024 are as follows:

Postretirement Benefits
(dollars in thousands)
Net gain	$(108)
Prior service cost	76
Total	$(32)
Note 20—Incentive Compensation Plan
On January 20, 2009, the Board of Directors of the Company adopted, with shareholder approval, the First Commonwealth Financial Corporation Incentive Compensation Plan. This plan allows for shares of common stock to be issued to employees, directors, and consultants of the Company and its subsidiaries as an incentive to aid in the financial success of the Company. The shares can be issued as options, stock appreciation rights, performance share or unit awards, dividend or dividend equivalent rights, stock awards, restricted stock awards, or other annual incentive awards. Up to 5,000,000 shares of stock can be awarded under this plan, of which 1,835,683 shares were still eligible for awards as of December 31, 2023.

Restricted Stock
The following provides detail on the restricted stock awards which were issued and outstanding in 2023, 2022 and 2021 in order to retain and attract key employees. The grant date fair value of the restricted stock awards is equal to the price of First Commonwealth’s common stock on grant date.

Grant Date	Shares issued	Grant Price	Vesting Date	Number of Equal Vesting Periods

September 11, 2023	8,000	$12.39	September 11, 2026	1
August 16, 2023	1,000	13.24	August 16, 2026	1
March 27, 2023	25,000	12.70	March 27, 2026	1
March 6, 2023	4,300	15.16	March 6, 2026	1
March 6, 2023	37,750	15.16	March 6, 2026	1
March 6, 2023	26,200	15.16	March 6, 2026	1
December 16, 2022	1,000	13.46	December 16, 2025	1
December 6, 2022	2,000	14.36	December 6, 2025	1
December 6, 2022	1,500	14.36	December 6, 2025	1
March 28, 2022	50,000	15.46	March 28, 2025	1
February 17, 2022	57,000	16.43	February 17, 2025	1
January 3, 2022	1,000	16.25	January 3, 2025	1
December 13, 2021	2,000	14.83	December 13, 2024	1
December 9, 2021	1,000	15.07	December 9, 2024	1
November 22, 2021	1,565	15.96	November 22, 2024	1
November 19, 2021	24,000	15.81	November 19, 2024	1
September 27, 2021	6,000	13.78	September 27, 2024	1
June 14, 2021	15,000	14.58	June 1, 2024	3
February 18, 2021	84,950	12.77	February 18, 2024	1
February 20, 2020	95,300	13.72	February 20, 2023	1
February 21, 2019	63,000	14.22	February 22, 2022	1
February 21, 2019	15,000	14.22	February 22, 2022	1
November 26, 2018	2,000	13.82	November 26, 2021	1
May 29, 2018	3,000	15.44	May 29, 2021	1
March 26, 2018	2,000	14.08	March 26, 2021	1
February 26, 2018	77,500	14.49	February 26, 2021	1
Compensation expense related to restricted stock was $3.8 million, $3.7 million and $3.1 million in 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $4.2 million of unrecognized compensation cost related to unvested restricted stock awards granted.
A summary of the status of First Commonwealth’s unvested service-based restricted stock awards as of December 31 and changes for the years ended on those dates is presented below:

	2023		2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of the year	311,265	$14.48	286,015	$13.82	250,800	$14.13
Granted	106,750	14.32	108,000	15.98	134,515	13.64
Vested	(90,810)	13.76	(75,500)	14.24	(88,389)	14.46
Forfeited	(10,140)	14.86	(7,250)	13.11	(10,911)	13.66
Outstanding, end of the year	317,065	14.62	311,265	14.48	286,015	13.82
The following provides detail on restricted stock awards estimated to be granted on a performance award basis during 2023, 2022 and 2021. These plans were previously approved by the Board of Directors.

Grant Date	Target Share Award	Performance Period (years)	Award if threshold met	Award if targets are met	Award if superior met	Award if threshold not achieved	Vesting After Performance Period (years)	Final vesting
February 21, 2019	121,900	3	40%	100%	200%	—%	0	December 31, 2021
February 20, 2020	125,800	3	40%	100%	200%	—%	0	December 31, 2022
February 18, 2021	143,400	3	40%	100%	200%	—%	0	December 31, 2023
February 17, 2022	121,200	3	40%	100%	200%	—%	0	December 31, 2024
January 23, 2023	159,000	3	40%	100%	200%	—%	0	December 31, 2025
The following table summarizes the estimated unvested target share awards for the Plans as of December 31:

	2023	2022	2021
Outstanding, beginning of the year	434,352	391,100	434,180
Granted	162,774	200,503	143,400
Issued	(143,412)	(157,251)	(158,531)
Forfeited	—	—	(27,949)
Outstanding, end of the year	453,714	434,352	391,100
Based on a Monte Carlo simulation, the above grants have the following fair market values per share:

	Proportional Fair Value
	50%	25%	25%

February 21, 2019	14.22	16.62	13.07
February 20, 2020	13.72	15.37	12.43
February 18, 2021	12.77	16.41	11.45
February 17, 2022	16.56	21.08	15.20
January 23, 2023	14.06	17.53	12.70
Note 21—Contingent Liabilities
Legal proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2023, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $4.2 million and $4.0 million, respectively, in commission expense as of December 31, 2023 and 2022.
Card-Related Interchange Income
Card-related interchange income is primarily comprised of debit and credit card income, ATM fees and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as MasterCard. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Card-related interchange income is recognized at the point in time as the customer transactions are settled.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606 for the year ended December 31:

	2023	2022	2021
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$10,516	$10,518	$11,111
Service charges on deposit accounts	21,437	19,641	17,984
Insurance and retail brokerage commissions	9,628	8,857	8,502
Card-related interchange income	28,640	27,603	27,954
Gain on sale of other loans and assets	331	455	753
Other income	4,323	4,036	4,184
Noninterest Income (in-scope of Topic 606)	74,875	71,110	70,488
Noninterest Income (out-of-scope of Topic 606)	21,734	27,598	36,269
Total Noninterest Income	$96,609	$98,708	$106,757
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
The following is an analysis of loans to related parties (dollars in thousands):

December 31, 2022	$19,308
Advances	10,826
Repayments	(1,249)
Other	17
December 31, 2023	$28,902
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
In 2018, First Commonwealth Bank, the Company's banking subsidiary, issued $100 million in subordinated debt, which under regulatory rules qualifies as Tier II capital. As of December 31, 2023, this subordinated debt issuance increased the total risk-based capital ratio by 94 basis points.
In March 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the pandemic. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). The Company adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at December 31, 2023 for both First Commonwealth and First Commonwealth Bank would have continued to be greater than the amounts needed to be considered “well capitalized”, as the transition provided a capital benefit of approximately 11 to 12 basis points.
As of December 31, 2023 and 2022, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set for in the tables below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2023
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,314,021	13.93%	$990,508	10.50%	$943,341	10.00%
First Commonwealth Bank	1,222,182	13.01	986,558	10.50	939,579	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,122,814	11.90%	$801,840	8.50%	$754,673	8.00%
First Commonwealth Bank	1,030,975	10.97	798,642	8.50	751,663	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$1,122,814	10.04%	$447,542	4.00%	$559,427	5.00%
First Commonwealth Bank	1,030,975	9.24	446,530	4.00	558,163	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,052,814	11.16%	$660,339	7.00%	$613,172	6.50%
First Commonwealth Bank	1,030,975	10.97	657,705	7.00	610,727	6.50

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2022
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,160,053	14.36%	$848,288	10.50%	$807,893	10.00%
First Commonwealth Bank	1,100,529	13.65	846,593	10.50	806,279	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$966,072	11.96%	$686,709	8.50%	$646,314	8.00%
First Commonwealth Bank	906,548	11.24	685,337	8.50	645,023	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$966,072	10.18%	$379,527	4.00%	$474,408	5.00%
First Commonwealth Bank	906,548	9.58	378,578	4.00	473,223	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$896,072	11.09%	$565,525	7.00%	$525,131	6.50%
First Commonwealth Bank	906,548	11.24	564,395	7.00	524,081	6.50
Note 25—Capital
At December 31, 2023, shareholders’ equity was $1.3 billion, an increase of $262.2 million from December 31, 2022. The increase was due to $141.4 million in common stock issued in connection with the Centric acquisition, $157.1 million in net income and a $25.9 million increase in the fair value of available for sale securities. This was partially offset by $50.8 million of dividends paid to shareholders and $15.1 million of common stock repurchases. Cash dividends declared per common share were $0.495, $0.475 and $0.455 for the years ended December 31, 2023, 2022 and 2021, respectively.
In October 2021, the Board of Directors authorized a $25.0 million share repurchase program of the Company's common stock. On April 24, 2023, the Board of Directors authorized a $25.0 million increase in the share repurchase program. As of December 31, 2023, 2,491,577 shares at an average price of $13.08 have been repurchased. First Commonwealth may suspend or discontinue the program at any time.

Note 26—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition	December 31,
	2023	2022
	(dollars in thousands)
Assets
Cash	$60,123	$37,695
Loans	5	8
Investment in subsidiaries	1,292,666	1,061,285
Investment in unconsolidated subsidiary trusts	2,207	2,200
Investment in jointly-owned company	483	394
Premises and equipment, net	2,837	3,098
Receivable from subsidiaries	1	—
Dividends receivable from subsidiaries	8,769	5,428
Other assets	35,005	21,345
Total assets	$1,402,096	$1,131,453
Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$9,014	$7,212
Subordinated debentures payable	78,808	72,167
Shareholders’ equity	1,314,274	1,052,074
Total liabilities and shareholders’ equity	$1,402,096	$1,131,453

Statements of Income	For the years ended December 31,
	2023	2022	2021
	(dollars in thousands)
Interest and dividends	$234	$78	$4
Dividends from subsidiaries	107,683	92,082	72,202
Interest expense	(3,656)	(3,245)	(3,205)
Other income	—	112	—
Operating expense	(6,631)	(4,747)	(4,721)
Income before taxes and equity in undistributed earnings of subsidiaries	97,630	84,280	64,280
Applicable income tax benefits	2,087	1,625	1,646
Income before equity in undistributed earnings of subsidiaries	99,717	85,905	65,926
Equity in undistributed earnings of subsidiaries	57,346	42,276	72,331
Net income	$157,063	$128,181	$138,257

	For the years ended December 31,
Statements of Cash Flow	2023	2022	2021
	(dollars in thousands)
Operating Activities
Net income	$157,063	$128,181	$138,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320	335	369
Net gains (losses) on sales of assets	—	(113)	228
Decrease (increase) in prepaid income taxes	(20,307)	—	317
Undistributed equity in subsidiaries	(57,346)	(42,276)	(72,330)
Other net	7,151	—	(14,830)
Net cash provided by operating activities	86,881	86,127	52,011
Investing Activities
Net change in loans	2	2	2
Purchases of premises and equipment	(23)	(152)	(101)
Investment in subsidiaries	1,120	—	—
Investment in jointly-owned companies	(18)	—	—
Net cash provided by (used in) investing activities	1,081	(150)	(99)
Financing Activities
Dividends paid	(50,814)	(44,578)	(43,611)
Proceeds from reissuance of treasury stock	245	245	222
Purchase of treasury stock	(14,965)	(15,598)	(31,301)
Net cash used in financing activities	(65,534)	(59,931)	(74,690)
Net increase (decrease) in cash	22,428	26,046	(22,778)
Cash at beginning of year	37,695	11,649	34,427
Cash at end of year	$60,123	$37,695	$11,649
Cash dividends declared per common share were $0.495 for 2023, $0.475 in 2022 and $0.455 in 2021.
First Commonwealth Financial Corporation has an unsecured $20.0 million line of credit with another financial institution. As of December 31, 2023, there are no amounts outstanding on this line and we are in compliance with all debt covenants related to the line of credit.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Commonwealth Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses (ACL)
Description of the Matter
First Commonwealth’s loan and lease portfolio totaled $9.0 billion as of December 31, 2023 and the associated Allowance for Credit Losses (ACL) was $117.7 million. As discussed in Notes 1 and 9 of the financial statements, the ACL represents management’s current estimate of lifetime credit losses inherent in the loan portfolio at the balance sheet date. The ACL is calculated by pooling loans of similar risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. The ACL also includes qualitative factors related to loan portfolio risks not reflected in the calculated model, including lending practices, ability and experience of the credit staff, the overall lending environment and external factors such as the regulatory environment and competition.

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

Accounting for Acquisitions
Description of the Matter
During 2023, the Company completed the acquisition of Centric Financial Corporation (Centric) for net consideration of $141.4 million, as disclosed in Note 2 to the Consolidated Financial Statements. The transaction was accounted for using the acquisition method of accounting.

Auditing the Company’s accounting for the acquisition of Centric was complex due to the significant estimation required by management to determine the fair value of the loans acquired of $976.6 million. The Company determined the fair value of the acquired loans by estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The significant estimation was primarily due to the judgement involved in determining the discount rate used to discount the expected cash flows for acquired loans to establish the acquisition date fair value of the loans.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the acquisition. Our tests included testing controls over the completeness and accuracy of the data and the estimation process supporting the fair value of loans acquired. We also tested management’s review of factors used in the valuation models.

To test the estimated fair value of the loans acquired, we performed audit procedures that included, among others, evaluating the Company’s valuation methodology, evaluating the factors used by the Company’s valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the factors and estimates. For example, when evaluating the discount rate, we compared the factors to current industry, market, and economic information in addition to factors used in historical acquisitions. We involved our valuation specialists to assist with the evaluation of the methodology used by the Company and factors included in the fair value estimates

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.
Pittsburgh, Pennsylvania
February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Commonwealth Financial Corporation
Opinion on Internal Control over Financial Reporting
We have audited First Commonwealth Financial Corporation and subsidiaries internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Commonwealth Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
February 28, 2024

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
Ernst & Young LLP, Pittsburgh, Pennsylvania, (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023, is included at the end of Item 8 under the heading Report of "Independent Registered Public Accounting Firm.”

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
Based on First Commonwealth’s evaluation based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that internal control over financial reporting was effective as of December 31, 2023. The effectiveness of First Commonwealth’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

First Commonwealth Financial Corporation
Indiana, Pennsylvania
February 28, 2024

/S/ T. Michael Price	/S/ James R. Reske
T. Michael Price	James R. Reske
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

ITEM 9B.    Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information called for by this item concerning the identification, business experience and qualifications of First Commonwealth’s directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 23, 2024 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.
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
The following table provides information related to our existing equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	453,714	N/A	1,835,683
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	453,714	N/A	1,835,683
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

PART IV
ITEM 15.    Exhibits, Financial Statements and Schedules

(A)Documents Filed as Part of this Report
(1)     Financial Statements
All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.
(2)    Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A
(3)Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.1 to the current report as Form 8-K filed February 1, 2016

10.1	Amended and Restated Non-Qualified Deferred Compensation Plan (formerly known as the Supplemental Executive Retirement Plan)	Exhibit 10.1 to the current report on Form 8-K filed December 21, 2017

10.2	Amendment No. One to Amended and Restated Non-Qualified Deferred Compensation Plan	Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2021

10.3	Amendment No. Two to Amended and Restated Non-Qualified Deferred Compensation Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2021

10.4	Amendment No. Three to Amended and Restated Non-Qualified Deferred Compensation Plan	Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended September 30, 2021

10.5	Amended and Restated Employment Agreement dated January 1, 2012 entered into among First Commonwealth Financial Corporation, First Commonwealth Bank and T. Michael Price	Exhibit 10.1 to the current report on Form 8-K filed January 5, 2012

10.6	Change of Control Agreement dated December 30, 2011 entered into between FCFC and T. Michael Price	Exhibit 10.3 to the current report on Form 8-K filed January 5, 2012

10.7	First Commonwealth Financial Corporation Incentive Compensation Plan	Annex I to Proxy Statement filed March 19, 2015 relating to the 2015 Annual Meeting of Shareholders

10.8	2023 Annual Incentive Plan	Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2023

10.9	2021-2023 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2021

10.10	2022-2024 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2022

10.11	2023-2025 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2023

10.12	Form of Restricted Stock Agreement for service-based restricted stock	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2012

10.13	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Leonard V. Lombardi	Exhibit 10.13 to the annual report on Form 10-K filed March 5, 2012

Exhibit Number	Description	Incorporated by Reference to
10.14	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Matthew C. Tomb	Exhibit 10.14 to the annual report on Form 10-K filed March 5, 2012

10.15	Employment Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.1 to the current report on Form 8-K filed April 10, 2014

10.16	Change of Control Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.3 to the current report on Form 8-K filed April 10, 2014

10.17	Change of Control Agreement dated November 14, 2019 entered into between FCFC and Norman J. Montgomery	Exhibit 10.1 to current report on Form 8-K filed November 19, 2019

10.18	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Carrie L. Riggle	Exhibit 10.4 to the quarterly report on Form 10-Q filed May 8, 2013

10.19	Change of Control Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.2 to the quarterly report on Form 10-Q filed August 7, 2013

10.20	Employment Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 7, 2013

10.21	Employment Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.1 to the quarterly report on Form 10-Q filed November 9, 2016

10.22	Change of Control Agreement dated September 19, 2016 entered into between FCFC and Brian Karrip	Exhibit 10.2 to the quarterly report on Form 10-Q filed November 9, 2016

19.1	Insider Trading Policy	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of EY LLP Independent Registered Public Accounting Firm	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97.1	Policy for Recoupment of Incentive Compensation	Filed herewith

101.00
The following materials from First Commonwealth Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements.
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

Dated: February 28, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ Julie A. Caponi	Director	February 27, 2024
Julie A. Caponi
/S/ Ray T. Charley	Director	February 27, 2024
Ray T. Charley
/S/ Gary R. Claus	Director	February 27, 2024
Gary R. Claus
/S/ David S. Dahlmann	Director	February 27, 2024
David S. Dahlmann
/S/ Johnston A. Glass	Director	February 27, 2024
Johnston A. Glass
/S/ Jon L. Gorney	Director, Chairman	February 27, 2024
Jon L. Gorney
/S/ Jane Grebenc	Director, Executive Vice President and Chief Revenue Officer	February 27, 2024
Jane Grebenc
/S/ David W. Greenfield	Director	February 27, 2024
David W. Greenfield
/S/ Patrica A. Husic	Director	February 27, 2024
Patricia A. Husic
/S/ Bart E. Johnson	Director	February 27, 2024
Bart E. Johnson
/S/ Luke A. Latimer	Director	February 27, 2024
Luke A. Latimer
/S/ Aradhna M. Oliphant	Director	February 27, 2024
Aradhna M. Oliphant
/S/ T. Michael Price	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2024
T. Michael Price
/S/ James R. Reske	Executive Vice President, Chief Financial Officer, and Treasurer	February 28, 2024
James R. Reske
/S/ Robert J. Ventura	Director	February 27, 2024
Robert J. Ventura
/S/ Stephen A. Wolfe	Director	February 27, 2024
Stephen A. Wolfe