Form 10-Q
period 2024-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2024-05-07
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of May 6, 2024, was 102,297,222.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2024	December 31, 2023
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$77,179	$125,436
Interest-bearing bank deposits	233,188	21,557
Securities available for sale, at fair value	1,023,711	1,020,986
Securities held to maturity, at amortized cost (Fair value of $393,749 and $350,595 at March 31, 2024 and December 31, 2023, respectively)	464,708	419,009
Other investments	25,397	50,871
Loans held for sale	31,895	29,820
Loans and leases:
Portfolio loans and leases	8,999,870	8,968,761
Allowance for credit losses	(119,098)	(117,718)
Net loans and leases	8,880,772	8,851,043
Premises and equipment, net	118,710	121,015
Other real estate owned	368	422
Goodwill	363,715	363,715
Amortizing intangibles, net	22,030	22,820
Bank owned life insurance	229,455	228,479
Other assets	223,280	204,315
Total assets	$11,694,408	$11,459,488
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,334,495	$2,388,533
Interest-bearing	7,111,908	6,803,776
Total deposits	9,446,403	9,192,309
Short-term borrowings	546,541	597,835
Subordinated debentures	177,803	177,741
Other long-term debt	3,932	4,122
Capital lease obligation	4,755	4,894
Total long-term debt	186,490	186,757
Other liabilities	182,254	168,313
Total liabilities	10,361,688	10,145,214
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 123,603,380 shares issued at both March 31, 2024 and December 31, 2023, respectively, and 102,303,974 and 102,114,664 shares outstanding at March 31, 2024 and December 31, 2023, respectively	123,603	123,603
Additional paid-in capital	630,837	630,154
Retained earnings	905,897	881,112
Accumulated other comprehensive loss, net	(119,097)	(111,756)
Treasury stock (21,299,406 and 21,488,716 shares at March 31, 2024 and December 31, 2023, respectively)	(208,520)	(208,839)
Total shareholders’ equity	1,332,720	1,314,274
Total liabilities and shareholders’ equity	$11,694,408	$11,459,488

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$132,760	$107,668
Interest and dividends on investments:
Taxable interest	10,417	5,789
Interest exempt from federal income taxes	108	117
Dividends	604	505
Interest on bank deposits	1,573	510
Total interest income	145,462	114,589
Interest Expense
Interest on deposits	43,720	15,518
Interest on short-term borrowings	6,765	2,401
Interest on subordinated debentures	2,587	2,214
Interest on other long-term debt	38	45
Interest on lease obligations	48	53
Total interest expense	53,158	20,231
Net Interest Income	92,304	94,358
Provision for credit losses	4,238	(2,650)
Provision for credit losses - acquisition day 1 non-PCD	—	10,653
Net Interest Income after Provision for Credit Losses	88,066	86,355
Noninterest Income
Trust income	2,727	2,486
Service charges on deposit accounts	5,383	4,918
Insurance and retail brokerage commissions	2,246	2,552
Income from bank owned life insurance	1,294	1,227
Gain on sale of mortgage loans	1,328	652
Gain on sale of other loans and assets	2,051	2,086
Card-related interchange income	6,690	6,829
Derivatives mark to market	12	(89)
Swap fee income	—	245
Other income	2,257	2,057
Total noninterest income	23,988	22,963
Noninterest Expense
Salaries and employee benefits	35,324	34,264
Net occupancy	5,334	5,018
Furniture and equipment	4,480	4,238
Data processing	3,824	3,404
Advertising and promotion	1,319	1,663
Pennsylvania shares tax	1,202	1,252
Intangible amortization	1,264	1,147
Other professional fees and services	1,242	1,591
FDIC insurance	1,613	1,417
Loss on sale or write-down of assets	143	41
Litigation and operational losses	997	743
Merger and acquisition related	114	8,541
Other operating	8,717	8,062
Total noninterest expense	65,573	71,381
Income Before Income Taxes	46,481	37,937
Income tax provision	8,932	7,713
Net Income	$37,549	$30,224

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended
	March 31,
	2024	2023
	(dollars in thousands, except share data)
Average Shares Outstanding	101,981,248	99,560,831
Average Shares Outstanding Assuming Dilution	102,198,899	99,779,816
Per Share Data: Basic Earnings per Share	$0.37	$0.30
Diluted Earnings per Share	$0.37	$0.30
Cash Dividends Declared per Common Share	$0.125	$0.120

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
	(dollars in thousands)
Net Income	$37,549	$30,224
Other comprehensive (loss) income, before tax benefit (expense):
Unrealized holding (losses) gains on securities arising during the period	(9,875)	10,355
Less: reclassification adjustment for gains on securities included in net income	—	—
Unrealized holding gains on derivatives arising during the period	583	5,806
Total other comprehensive (loss) income, before tax benefit (expense)	(9,292)	16,161
Income tax benefit (expense) related to items of other comprehensive (loss) income	1,951	(3,039)
Total other comprehensive (loss) income	(7,341)	13,122
Comprehensive Income	$30,208	$43,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2023	102,114,664	$123,603	$630,154	$881,112	$(111,756)	$(208,839)	$1,314,274
Net income				37,549			37,549
Other comprehensive loss					(7,341)		(7,341)
Cash dividends declared ($0.125 per share)				(12,764)			(12,764)
Treasury stock acquired	(130,862)					(1,757)	(1,757)
Treasury stock reissued	215,100		254	—		2,071	2,325
Restricted stock	105,072	—	429	—		5	434
Balance at March 31, 2024	102,303,974	$123,603	$630,837	$905,897	$(119,097)	$(208,520)	$1,332,720

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2022	93,376,314	$113,915	$497,431	$774,863	$(137,692)	$(196,443)	$1,052,074
Net income				30,224			30,224
Other comprehensive income					13,122		13,122
Cash dividends declared ($0.120 per share)				(12,367)			(12,367)
Treasury stock acquired	(109,112)					(1,732)	(1,732)
Treasury stock reissued	143,412		610	—		1,356	1,966
Restricted stock	94,035	—	488	—		(116)	372
Common stock issuance	9,688,478	9,688	131,667				141,355
Balance at March 31, 2023	103,193,127	$123,603	$630,196	$792,720	$(124,570)	$(196,935)	$1,225,014

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Operating Activities	(dollars in thousands)
Net income	$37,549	$30,224
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,238	8,003
Deferred tax expense	2,797	2,218
Depreciation and amortization	1,501	1,847
Net gains on securities and other assets	(3,199)	(2,330)
Net amortization of premiums and discounts on securities	242	378
Income from increase in cash surrender value of bank owned life insurance	(1,294)	(1,190)
(Increase) decrease in interest receivable	(746)	645
Mortgage loans originated for sale	(43,587)	(31,165)
Proceeds from sale of mortgage loans	36,926	32,462
Increase in interest payable	5,126	2,146
Increase in income taxes payable	5,925	5,512
Other-net	(5,833)	(10,150)
Net cash provided by operating activities	39,645	38,600
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	9,250	9,733
Purchases	(55,076)	—
Transactions with securities available for sale:
Proceeds from sales	—	30,686
Proceeds from maturities and redemptions	35,970	25,791
Purchases	(48,684)	—
Purchases of FHLB stock	(13,627)	(18,262)
Proceeds from the redemption of FHLB stock	39,101	21,134
Proceeds from bank owned life insurance	—	1,216
Proceeds from sale of loans	28,514	30,425
Proceeds from sale of other assets	1,259	846
Net cash received from business acquisition	—	14,492
Net increase in loans and leases	(55,902)	(95,513)
Purchases of premises and equipment and other assets	(5,048)	(9,433)
Net cash (used in) provided by investing activities	(64,243)	11,115
Financing Activities
Net decrease in other short-term borrowings	(51,294)	(266,450)
Net increase in deposits	254,116	472,706
Repayments of other long-term debt	(190)	(183)
Repayments of capital lease obligation	(139)	(131)
Dividends paid	(12,764)	(12,367)
Purchase of treasury stock	(1,757)	(1,732)
Net cash provided by financing activities	187,972	191,843
Net increase in cash and cash equivalents	163,374	241,558
Cash and cash equivalents at January 1	146,993	154,244
Cash and cash equivalents at March 31	$310,367	$395,802

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
The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year of 2024. These interim financial statements should be read in conjunction with First Commonwealth’s 2023 Annual Report on Form 10-K.
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
Loans - The estimated fair value of loans was based on a discounted cash flow methodology applied on a pooled basis for non- purchased credit-deteriorated ("non-PCD") loans and on an individual basis for purchased credit-deteriorated ("PCD") loans. The valuation considered underlying characteristics including loan type, term, rate, payment schedule and credit rating. Other factors included assumptions related to prepayments, the probability of default and loss given default. The discount rates applied were based on a build-up approach considering the funding mix, servicing costs, liquidity premium and factors related to performance risk.
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
Costs related to the acquisition totaled $9.1 million. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Consolidated Statements of Income.
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

	For the Three Months Ended March 31,
	2024			2023
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(9,875)	$2,074	$(7,801)	$10,355	$(1,820)	$8,535
Reclassification adjustment for losses on securities included in net income	—	—	—	—	—	—
Total unrealized (losses) gains on securities	(9,875)	2,074	(7,801)	10,355	(1,820)	8,535
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	583	(123)	460	5,806	(1,219)	4,587
Total unrealized gains on derivatives	583	(123)	460	5,806	(1,219)	4,587
Total other comprehensive (loss) income	$(9,292)	$1,951	$(7,341)	$16,161	$(3,039)	$13,122

The following table details the change in components of OCI for the three months ended March 31:

	2024				2023
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(92,340)	$344	$(19,760)	$(111,756)	$(107,471)	$268	$(30,489)	$(137,692)
Other comprehensive (loss) income before reclassification adjustment	(7,801)	—	460	(7,341)	8,535	—	4,587	13,122
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	—	—	—	—	—
Net other comprehensive (loss) income during the period	(7,801)	—	460	(7,341)	8,535	—	4,587	13,122
Balance at March 31	$(100,141)	$344	$(19,300)	$(119,097)	$(98,936)	$268	$(25,902)	$(124,570)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the three months ended March 31:

	2024	2023
	(dollars in thousands)
Cash paid during the period for:
Interest	$47,984	$18,252
Income taxes	51	19
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	1,252	536
Loans transferred from held to maturity to held for sale	22,476	28,714
Loans transferred from held for sale to held to maturity	(442)	(519)
Gross (decrease) increase in market value adjustment to securities available for sale	(9,875)	10,356
Gross increase in market value adjustment to derivatives	583	5,806
(Decrease) increase in limited partnership investment unfunded commitment	(422)	4,464
Noncash treasury stock reissuance	2,325	1,966
Net assets acquired through acquisition	—	69,778
Proceeds from death benefit on bank owned life insurance not received	318	103
Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2024	2023
Weighted average common shares issued	123,603,380	120,266,238
Average treasury stock shares	(21,425,781)	(20,498,898)
Average deferred compensation shares	(56,966)	(55,821)
Average unearned non-vested shares	(139,385)	(150,688)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	101,981,248	99,560,831
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	160,353	163,133
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	57,298	55,852
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	102,198,899	99,779,816
Per Share Data:
Basic Earnings per Share	$0.37	$0.30
Diluted Earnings per Share	$0.37	$0.30
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the three months ended March 31, because to do so would have been antidilutive.

	2024			2023
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	79,467	$13.24	$16.43	139,476	$12.77	$16.43
Restricted Stock Units	29,042	$15.29	$15.29	17,667	$17.53	$17.53

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
The following table identifies the notional amount of those instruments at the date shown below:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,423,326	$2,517,905
Financial standby letters of credit	13,504	14,300
Performance standby letters of credit	16,762	17,194
Commercial letters of credit	555	555

The notional amounts outstanding as of March 31, 2024 include amounts issued in 2024 of $9 thousand in performance standby letters of credit and $0.2 million in financial standby letters of credit. There were no commercial letters of credit issued in 2024. A liability of $0.1 million has been recorded as of both March 31, 2024 and December 31, 2023, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $5.9 million and $7.3 million as of March 31, 2024 and December 31, 2023, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans as well as estimated utilization for each loan category.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2024, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	March 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,439	$25	$(183)	$3,281	$3,565	$47	$(147)	$3,465
Mortgage-Backed Securities – Commercial	526,472	1,968	(54,239)	474,201	512,979	4,935	(52,521)	465,393
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	543,883	911	(70,590)	474,204	559,769	3,052	(68,222)	494,599
Other Government-Sponsored Enterprises	1,000	—	(87)	913	1,000	—	(85)	915
Obligations of States and Political Subdivisions	9,223	—	(1,048)	8,175	9,226	3	(1,027)	8,202
Corporate Securities	67,007	522	(4,592)	62,937	51,886	145	(3,619)	48,412
Total Securities Available for Sale	$1,151,024	$3,426	$(130,739)	$1,023,711	$1,138,425	$8,182	$(125,621)	$1,020,986

Mortgage-backed securities include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises. These obligations have contractual maturities ranging from less than one year to approximately 39 years, with lower anticipated lives to maturity due to prepayments. All mortgage-backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds; therefore, First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage-backed securities under various interest rate scenarios to monitor the potential impact on earnings and interest rate risk positions.

Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. Other fixed income securities within the portfolio also contain prepayment risk.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2024, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$255	$255
Due after 1 but within 5 years	18,023	17,865
Due after 5 but within 10 years	58,952	53,905
Due after 10 years	—	—
	77,230	72,025
Mortgage-Backed Securities (a)	1,073,794	951,686
Total Debt Securities	$1,151,024	$1,023,711
(a)  Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $529.9 million and a fair value of $477.5 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $543.9 million and a fair value of $474.2 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales and maturities related to securities held to maturity and securities available for sale were as follows for the three months ended March 31:

	2024	2023
(dollars in thousands)
Proceeds from sales	$—	$30,686
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	—	—
	—	—
Maturities
Gross gains	—	—
Gross losses	—	—
	—	—
Net gains	$—	$—
For the three months ended March 31, 2023, proceeds from sales included in the above table are a result of the sale of investments acquired as part of the Centric acquisition. All of the acquired investments were recorded at fair value at the time of acquisition and subsequently sold at the same value, with the exception of one corporate security. This security was sold in the third quarter of 2023 at a loss of $103 thousand.
Securities available for sale with an estimated fair value of $803.2 million and $386.5 million were pledged as of March 31, 2024 and December 31, 2023, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	March 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$1,685	$—	$(208)	$1,477	$1,781	$—	$(175)	$1,606
Mortgage-Backed Securities- Commercial	123,075	72	(14,961)	108,186	69,502	—	(14,435)	55,067
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	289,247	—	(49,030)	240,217	296,432	—	(47,148)	249,284
Mortgage-Backed Securities – Commercial	1,523	—	(17)	1,506	2,190	—	(30)	2,160
Other Government-Sponsored Enterprises	22,624	—	(4,365)	18,259	22,543	—	(4,178)	18,365
Obligations of States and Political Subdivisions	25,554	—	(2,419)	23,135	25,561	—	(2,412)	23,149
Debt Securities Issued by Foreign Governments	1,000	—	(31)	969	1,000	—	(36)	964
Total Securities Held to Maturity	$464,708	$72	$(71,031)	$393,749	$419,009	$—	$(68,414)	$350,595
The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$660	$656
Due after 1 but within 5 years	12,371	11,776
Due after 5 but within 10 years	35,584	29,483
Due after 10 years	563	448
	49,178	42,363
Mortgage-Backed Securities (a)	415,530	351,386
Total Debt Securities	$464,708	$393,749
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $124.8 million and a fair value of $109.7 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $290.8 million and a fair value of $241.7 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $147.7 million and $98.1 million were pledged as of March 31, 2024 and December 31, 2023, respectively, to secure public deposits and for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2024 and December 31, 2023, our FHLB stock totaled $19.2 million and $44.7 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three months ended March 31, 2024.
As of both March 31, 2024 and December 31, 2023, "Other investments" also includes $6.2 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the three-months ended March 31, 2024 and 2023, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
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
The following table presents the gross unrealized losses and estimated fair values at March 31, 2024 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$—	$—	$3,208	$(391)	$3,208	$(391)
Mortgage-Backed Securities – Commercial	22,591	(5)	290,862	(69,195)	313,453	(69,200)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	3,274	(33)	619,587	(119,587)	622,861	(119,620)
Mortgage-Backed Securities – Commercial	—	—	1,507	(17)	1,507	(17)
Other Government-Sponsored Enterprises	—	—	19,172	(4,452)	19,172	(4,452)
Obligations of States and Political Subdivisions	2,896	(23)	28,268	(3,444)	31,164	(3,467)
Debt Securities Issued by Foreign Governments	199	(1)	570	(30)	769	(31)
Corporate Securities	30,826	(1,261)	15,919	(3,331)	46,745	(4,592)
Total Securities	$59,786	$(1,323)	$979,093	$(200,447)	$1,038,879	$(201,770)

At March 31, 2024, fixed income securities issued by the U.S. Government and U.S. Government-sponsored enterprises comprised 96% of total unrealized losses. All unrealized losses are the result of changes in market interest rates. At March 31, 2024, there are 218 debt securities in an unrealized loss position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the gross unrealized losses and estimated fair values at December 31, 2023 by investment category and the time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$—	$—	$3,395	$(322)	$3,395	$(322)
Mortgage-Backed Securities - Commercial	—	—	300,642	(66,956)	300,642	(66,956)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	1,124	(3)	643,735	(115,367)	644,859	(115,370)
Mortgage-Backed Securities – Commercial	—	—	2,160	(30)	2,160	(30)
Other Government-Sponsored Enterprises	—	—	19,280	(4,263)	19,280	(4,263)
Obligation of States and Political Subdivisions	2,641	(62)	26,887	(3,377)	29,528	(3,439)
Debt Securities Issued by Foreign Governments	199	(1)	765	(35)	964	(36)
Corporate Securities	11,416	(45)	21,426	(3,574)	32,842	(3,619)
Total Securities	$15,380	$(111)	$1,018,290	$(193,924)	$1,033,670	$(194,035)
As of March 31, 2024, our corporate securities had an amortized cost and an estimated fair value of $67.0 million and $62.9 million, respectively. As of December 31, 2023, our corporate securities had an amortized cost and estimated fair value of $51.9 million and $48.4 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were thirteen and eight corporate securities, respectively, in an unrealized loss position as of March 31, 2024 and December 31, 2023. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the three months ended March 31, 2024 and 2023.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Consolidated Statements of Financial Condition net of deferred fees and costs, and discounts related to purchased loans. Net deferred fees were $9.7 million and $8.2 million as of March 31, 2024 and December 31, 2023, respectively, and discounts on purchased loans from acquisitions were $23.9 million and $25.7 million as of March 31, 2024 and December 31, 2023, respectively. The following table provides outstanding balances related to each of our loan types:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,593,836	$1,543,349
Time and demand	1,191,136	1,187,300
Commercial credit cards	12,995	12,906
Equipment finance	279,938	232,944
Time and demand other	109,767	110,199
Real estate construction	559,367	597,735
Construction other	520,320	541,633
Construction residential	39,047	56,102
Residential real estate	2,402,272	2,416,876
Residential first lien	1,727,590	1,739,107
Residential junior lien/home equity	674,682	677,769
Commercial real estate	3,090,950	3,053,152
Multifamily	575,827	551,142
Non-owner occupied	1,789,521	1,772,785
Owner occupied	725,602	729,225
Loans to individuals	1,353,445	1,357,649
Automobile and recreational vehicles	1,277,212	1,277,969
Consumer credit cards	9,464	10,291
Consumer other	66,769	69,389
Total loans and leases	$8,999,870	$8,968,761
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
Non-owner Occupied - Consists of loans secured by non-owner occupied commercial real estate and provides different loss characteristics than other real estate categories. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and economic conditions measured by GDP.
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
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default, and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 3.79% and during the one-year forecast period it was projected to average 4.61%, with a peak of 4.87%.

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
The following tables represent our credit risk profile by creditworthiness:

	March 31, 2024
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,495,882	$67,634	$30,320	$—	$—	$97,954	$1,593,836
Time and demand	1,094,746	67,044	29,346	—	—	96,390	1,191,136
Commercial credit cards	12,995	—	—	—	—	—	12,995
Equipment finance	278,374	590	974	—	—	1,564	279,938
Time and demand other	109,767	—	—	—	—	—	109,767
Real estate construction	547,230	—	12,137	—	—	12,137	559,367
Construction other	508,183	—	12,137	—	—	12,137	520,320
Construction residential	39,047	—	—	—	—	—	39,047
Residential real estate	2,391,848	1,121	9,303	—	—	10,424	2,402,272
Residential first lien	1,722,002	776	4,812	—	—	5,588	1,727,590
Residential junior lien/home equity	669,846	345	4,491	—	—	4,836	674,682
Commercial real estate	2,999,754	53,818	37,378	—	—	91,196	3,090,950
Multifamily	563,640	12,110	77	—	—	12,187	575,827
Non-owner occupied	1,746,310	23,915	19,296	—	—	43,211	1,789,521
Owner occupied	689,804	17,793	18,005	—	—	35,798	725,602
Loans to individuals	1,353,299	—	146	—	—	146	1,353,445
Automobile and recreational vehicles	1,277,068	—	144	—	—	144	1,277,212
Consumer credit cards	9,464	—	—	—	—	—	9,464
Consumer other	66,767	—	2	—	—	2	66,769
Total loans and leases	$8,788,013	$122,573	$89,284	$—	$—	$211,857	$8,999,870

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,453,970	$58,325	$31,054	$—	$—	$89,379	$1,543,349
Time and demand	1,098,763	58,325	30,212	—	—	88,537	1,187,300
Commercial credit cards	12,906	—	—	—	—	—	12,906
Equipment finance	232,102	—	842	—	—	842	232,944
Time and demand other	110,199	—	—	—	—	—	110,199
Real estate construction	585,543	—	12,192	—	—	12,192	597,735
Construction other	529,441	—	12,192	—	—	12,192	541,633
Construction residential	56,102	—	—	—	—	—	56,102
Residential real estate	2,405,240	2,768	8,868	—	—	11,636	2,416,876
Residential first lien	1,732,006	2,415	4,686	—	—	7,101	1,739,107
Residential junior lien/home equity	673,234	353	4,182	—	—	4,535	677,769
Commercial real estate	2,956,338	62,038	34,776	—	—	96,814	3,053,152
Multifamily	538,939	12,117	86	—	—	12,203	551,142
Non-owner occupied	1,722,315	31,652	18,818	—	—	50,470	1,772,785
Owner occupied	695,084	18,269	15,872	—	—	34,141	729,225
Loans to individuals	1,357,483	—	166	—	—	166	1,357,649
Automobile and recreational vehicles	1,277,805	—	164	—	—	164	1,277,969
Consumer credit cards	10,291	—	—	—	—	—	10,291
Consumer other	69,387	—	2	—	—	2	69,389
Total loans and leases	$8,758,574	$123,131	$87,056	$—	$—	$210,187	$8,968,761

The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year:

	March 31, 2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
	(dollars in thousands)
Time and demand	$46,154	$168,486	$163,622	$101,412	$69,364	$93,319	$548,779	$1,191,136
Pass	46,154	164,991	159,608	80,503	66,737	76,744	500,009	1,094,746
OAEM	—	1,628	3,273	13,338	1,382	11,554	35,869	67,044
Substandard	—	1,867	741	7,571	1,245	5,021	12,901	29,346
Gross charge-offs	—	—	—	—	(49)	(1,414)	(302)	(1,765)
Gross recoveries	—	—	—	—	174	155	18	347
Commercial credit cards	—	—	—	—	—	—	12,995	12,995
Pass	—	—	—	—	—	—	12,995	12,995
Gross charge-offs	—	—	—	—	—	—	(44)	(44)
Gross recoveries	—	—	—	—	—	—	—	—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
	(dollars in thousands)
Equipment finance	61,316	161,360	57,262	—	—	—	—	279,938
Pass	61,316	160,422	56,636	—	—	—	—	278,374
OAEM	—	344	246	—	—	—	—	590
Substandard	—	594	380	—	—	—	—	974
Gross charge-offs	—	(198)	(153)	—	—	—	—	(351)
Gross recoveries	—	—	15	—	—	—	—	15
Time and demand other	2,070	10,294	5,752	17,536	19,335	48,548	6,232	109,767
Pass	2,070	10,294	5,752	17,536	19,335	48,548	6,232	109,767
Gross charge-offs	—	—	—	—	—	—	(502)	(502)
Gross recoveries	—	—	—	—	—	—	58	58
Construction other	762	117,687	215,866	117,447	37,916	29,943	699	520,320
Pass	762	117,687	212,578	115,936	37,916	22,605	699	508,183
Substandard	—	—	3,288	1,511	—	7,338	—	12,137
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	6	—	6
Construction residential	—	25,982	10,930	1,628	—	29	478	39,047
Pass	—	25,982	10,930	1,628	—	29	478	39,047
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Residential first lien	12,388	123,144	387,725	515,732	316,062	370,776	1,763	1,727,590
Pass	12,388	122,863	387,095	514,947	315,719	367,304	1,686	1,722,002
OAEM	—	—	—	—	—	699	77	776
Substandard	—	281	630	785	343	2,773	—	4,812
Gross charge-offs	—	(3)	(1)	(20)	—	(4)	—	(28)
Gross recoveries	—	—	—	—	—	43	—	43
Residential junior lien/home equity	5,413	60,252	69,654	42,613	2,528	6,814	487,408	674,682
Pass	5,413	60,241	69,502	42,613	2,528	6,550	482,999	669,846
OAEM	—	—	—	—	—	199	146	345
Substandard	—	11	152	—	—	65	4,263	4,491
Gross charge-offs	—	—	(1)	—	—	—	(51)	(52)
Gross recoveries	—	—	—	—	—	9	7	16
Multifamily	7,562	6,986	164,545	152,469	104,345	139,071	849	575,827
Pass	7,562	6,986	152,877	152,469	104,345	138,552	849	563,640
OAEM	—	—	11,668	—	—	442	—	12,110
Substandard	—	—	—	—	—	77	—	77
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Non-owner occupied	3,115	190,694	449,134	164,799	153,824	815,050	12,905	1,789,521
Pass	3,115	187,694	448,754	164,799	150,882	778,227	12,839	1,746,310
OAEM	—	—	209	—	2,942	20,764	—	23,915
Substandard	—	3,000	171	—	—	16,059	66	19,296
Gross charge-offs	—	—	(50)	—	—	(233)	—	(283)
Gross recoveries	—	—	—	—	—	44	—	44

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
	(dollars in thousands)
Owner occupied	17,026	106,022	160,114	154,021	71,247	204,337	12,835	725,602
Pass	17,026	105,773	156,340	149,483	65,978	182,547	12,657	689,804
OAEM	—	113	687	4,268	3,629	9,024	72	17,793
Substandard	—	136	3,087	270	1,640	12,766	106	18,005
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	29	41	70
Automobile and recreational vehicles	101,789	403,027	424,098	212,541	103,467	32,290	—	1,277,212
Pass	101,789	403,027	424,098	212,484	103,459	32,211	—	1,277,068
Substandard	—	—	—	57	8	79	—	144
Gross charge-offs	—	(303)	(965)	(290)	(167)	(217)	—	(1,942)
Gross recoveries	—	104	132	169	43	105	—	553
Consumer credit cards	—	—	—	—	—	—	9,464	9,464
Pass	—	—	—	—	—	—	9,464	9,464
Gross charge-offs	—	—	—	—	—	—	(150)	(150)
Gross recoveries	—	—	—	—	—	—	18	18
Consumer other	2,050	6,281	3,796	12,543	1,192	3,645	37,262	66,769
Pass	2,050	6,281	3,796	12,543	1,192	3,645	37,260	66,767
Substandard	—	—	—	—	—	—	2	2
Gross charge-offs	—	—	(36)	(45)	(11)	(21)	(333)	(446)
Gross recoveries	—	—	9	1	1	35	45	91
Total loans and leases	$259,645	$1,380,215	$2,112,498	$1,492,741	$879,280	$1,743,822	$1,131,669	$8,999,870
Total charge-offs	$—	$(504)	$(1,206)	$(355)	$(227)	$(1,889)	$(1,382)	$(5,563)
Total recoveries	$—	$104	$156	$170	$218	$426	$187	$1,261

	December 31, 2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Time and demand	$170,285	$178,568	$111,288	$73,487	$42,502	$65,419	$545,751	$1,187,300
Pass	166,716	174,699	100,779	71,125	29,812	57,660	497,972	1,098,763
OAEM	1,707	3,129	2,948	1,530	10,873	2,553	35,585	58,325
Substandard	1,862	740	7,561	832	1,817	5,206	12,194	30,212
Gross charge-offs	(582)	(4,572)	(18)	(2,195)	(2,364)	(1,283)	(5,133)	(16,147)
Gross recoveries	—	—	—	119	4	128	9	260
Commercial credit cards	—	—	—	—	—	—	12,906	12,906
Pass	—	—	—	—	—	—	12,906	12,906
Gross charge-offs	—	—	—	—	—	—	(105)	(105)
Gross recoveries	—	—	—	—	—	—	13	13
Equipment finance	170,630	62,314	—	—	—	—	—	232,944
Pass	170,302	61,800	—	—	—	—	—	232,102
Substandard	328	514	—	—	—	—	—	842
Gross charge-offs	(104)	(433)	—	—	—	—	—	(537)
Gross recoveries	—	—	—	—	—	—	—	—
Time and demand other	9,965	6,022	17,860	19,352	3,025	46,466	7,509	110,199
Pass	9,965	6,022	17,860	19,352	3,025	46,466	7,509	110,199
Gross charge-offs	—	—	—	—	—	—	(2,410)	(2,410)
Gross recoveries	—	—	—	—	—	—	225	225

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Consumer other	6,893	4,224	13,277	1,411	1,090	3,440	39,054	69,389
Pass	6,893	4,224	13,277	1,411	1,090	3,440	39,052	69,387
Substandard	—	—	—	—	—	—	2	2
Gross charge-offs	(21)	(50)	(130)	(31)	(157)	(23)	(941)	(1,353)
Gross recoveries	—	1	4	9	35	66	185	300
Total loans and leases	$1,386,905	$2,147,705	$1,573,798	$903,352	$515,598	$1,304,420	$1,136,983	$8,968,761
Total charge-offs	$(1,194)	$(7,617)	$(1,438)	$(3,229)	$(3,049)	$(7,546)	$(9,194)	$(33,267)
Total recoveries	$71	$480	$423	$495	$386	$671	$589	$3,115
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
Total net charge-offs for the three months ended March 31, 2024 and 2023 were $4.3 million and $1.2 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of March 31, 2024 and December 31, 2023. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2024
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$8,516	$379	$175	$9,757	$18,827	$1,575,009	$1,593,836
Time and demand	8,013	225	142	9,023	17,403	1,173,733	1,191,136
Commercial credit cards	42	7	—	—	49	12,946	12,995
Equipment finance	460	147	—	734	1,341	278,597	279,938
Time and demand other	1	—	33	—	34	109,733	109,767
Real estate construction	1,070	—	—	3,288	4,358	555,009	559,367
Construction other	1,070	—	—	3,288	4,358	515,962	520,320
Construction residential	—	—	—	—	—	39,047	39,047
Residential real estate	5,795	1,762	779	9,019	17,355	2,384,917	2,402,272
Residential first lien	3,080	1,311	276	4,579	9,246	1,718,344	1,727,590
Residential junior lien/home equity	2,715	451	503	4,440	8,109	666,573	674,682
Commercial real estate	9,310	—	—	20,236	29,546	3,061,404	3,090,950
Multifamily	—	—	—	51	51	575,776	575,827
Non-owner occupied	8,584	—	—	15,131	23,715	1,765,806	1,789,521
Owner occupied	726	—	—	5,054	5,780	719,822	725,602
Loans to individuals	4,275	920	745	146	6,086	1,347,359	1,353,445
Automobile and recreational vehicles	3,862	568	22	144	4,596	1,272,616	1,277,212
Consumer credit cards	15	44	—	—	59	9,405	9,464
Consumer other	398	308	723	2	1,431	65,338	66,769
Total loans and leases	$28,966	$3,061	$1,699	$42,446	$76,172	$8,923,698	$8,999,870

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,206	$745	$4,187	$10,060	$16,198	$1,527,151	$1,543,349
Time and demand	565	691	4,187	9,218	14,661	1,172,639	1,187,300
Commercial credit cards	7	54	—	—	61	12,845	12,906
Equipment finance	600	—	—	842	1,442	231,502	232,944
Time and demand other	34	—	—	—	34	110,165	110,199
Real estate construction	—	—	—	3,288	3,288	594,447	597,735
Construction other	—	—	—	3,288	3,288	538,345	541,633
Construction residential	—	—	—	—	—	56,102	56,102
Residential real estate	6,982	1,535	1,062	8,573	18,152	2,398,724	2,416,876
Residential first lien	4,130	940	171	4,443	9,684	1,729,423	1,739,107
Residential junior lien/home equity	2,852	595	891	4,130	8,468	669,301	677,769
Commercial real estate	4,157	—	3,509	17,385	25,051	3,028,101	3,053,152
Multifamily	—	—	—	55	55	551,087	551,142
Non-owner occupied	2,303	—	3,509	14,282	20,094	1,752,691	1,772,785
Owner occupied	1,854	—	—	3,048	4,902	724,323	729,225
Loans to individuals	4,613	878	678	166	6,335	1,351,314	1,357,649
Automobile and recreational vehicles	4,115	612	151	164	5,042	1,272,927	1,277,969
Consumer credit cards	39	71	—	—	110	10,181	10,291
Consumer other	459	195	527	2	1,183	68,206	69,389
Total loans and leases	$16,958	$3,158	$9,436	$39,472	$69,024	$8,899,737	$8,968,761
Nonaccrual Loans
The previous tables summarize nonaccrual loans by loan segment. The Company generally places loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain, when part of the principal balance has been charged off and no restructuring has occurred, or the loans reach a certain number of days past due. Generally, loans 90 days or more past due are placed on nonaccrual status, except for most consumer loans, which are placed on nonaccrual status at 150 days past due. Consumer loans related to automobile and recreational vehicles are either charged off or repossessed at no later than 90 days past due.
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
At March 31, 2024 and December 31, 2023, there were no nonperforming loans held for sale. During both the three months ended March 31, 2024 and 2023, there were no gains recognized on the sale of nonperforming loans.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of March 31, 2024 and December 31, 2023. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2024			December 31, 2023
	Recorded investment	Unpaid principal balance	Related specific allowance	Recorded investment	Unpaid principal balance	Related specific allowance
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$3,314	$16,606		$4,369	$18,014
Time and demand	2,580	15,872		3,527	17,172
Equipment finance	734	734		842	842
Time and demand other	—	—		—	—
Real estate construction	3,288	3,288		3,288	3,288
Construction other	3,288	3,288		3,288	3,288
Construction residential	—	—		—	—
Residential real estate	7,488	9,231		7,042	8,763
Residential first lien	4,296	5,309		4,161	5,151
Residential junior lien/home equity	3,192	3,922		2,881	3,612
Commercial real estate	4,649	4,538		12,402	18,219
Multifamily	51	55		55	58
Non-owner occupied	2,080	2,296		10,971	17,092
Owner occupied	2,518	2,187		1,376	1,069
Loans to individuals	146	188		166	259
Automobile and recreational vehicles	144	185		164	257
Consumer other	2	3		2	2
Subtotal	18,885	33,851		27,267	48,543
With a specific allowance recorded:
Commercial, financial, agricultural and other	6,443	7,467	$3,252	5,691	6,787	$4,044
Time and demand	6,443	7,467	3,252	5,691	6,787	4,044
Equipment finance	—	—	—	—	—	—
Time and demand other	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Construction other	—	—	—	—	—	—
Construction residential	—	—	—	—	—	—
Residential real estate	1,531	1,697	166	1,531	1,697	118
Residential first lien	283	279	61	282	279	39
Residential junior lien/home equity	1,248	1,418	105	1,249	1,418	79
Commercial real estate	15,587	16,545	1,956	4,983	5,294	387
Multifamily	—	—	—	—	—	—
Non-owner occupied	13,051	13,862	1,537	3,311	3,550	174
Owner occupied	2,536	2,683	419	1,672	1,744	213
Loans to individuals	—	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Subtotal	23,561	25,709	5,374	12,205	13,778	4,549
Total	$42,446	$59,560	$5,374	$39,472	$62,321	$4,549

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31,
	2024		2023
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$3,499	$—	$1,693	$—
Time and demand	2,731	—	1,455	—
Equipment finance	768	—	238	—
Time and demand other	—	—	—	—
Real estate construction	3,288	—	—	—
Construction other	3,288	—	—	—
Construction residential	—	—	—	—
Residential real estate	7,436	7	6,069	20
Residential first lien	4,279	7	3,437	20
Residential junior lien/home equity	3,157	—	2,632	—
Commercial real estate	6,252	34	21,974	—
Multifamily	52	—	—	—
Non-owner occupied	4,061	1	20,487	—
Owner occupied	2,139	33	1,487	—
Loans to individuals	153	1	432	—
Automobile and recreational vehicles	151	1	356	—
Consumer other	2	—	76	—
Subtotal	20,628	42	30,168	20
With a specific allowance recorded:
Commercial, financial, agricultural and other	5,200	—	7,445	—
Time and demand	5,200	—	7,445	—
Equipment finance	—	—	—	—
Time and demand other	—	—	—	—
Real estate construction	—	—	—	—
Construction other	—	—	—	—
Construction residential	—	—	—	—
Residential real estate	1,531	—	824	—
Residential first lien	282	—	—	—
Residential junior lien/home equity	1,249	—	824	—
Commercial real estate	9,528	—	711	—
Multifamily	—	—	—	—
Non-owner occupied	7,734	—	115	—
Owner occupied	1,794	—	596	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	16,259	—	8,980	—
Total	$36,887	$42	$39,148	$20
Unfunded commitments related to nonperforming loans were $0.2 million and $0.1 million at March 31, 2024 and December 31, 2023, respectively. After consideration of the requirements to draw and available collateral related to these

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitments, it was determined that no reserve was required for these commitments at March 31, 2024 and December 31, 2023.
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
In accordance with ASU 2022-02, Financial Instruments Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"), modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal forgiveness, other-than-insignificant payment delay, term extensions or any combination thereof. When calculating the allowance for credit losses, these modifications are included in their respective loan segment and an allowance is determined by a loss given default and probability of default methodology.
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty:

	For the Three Months Ended March 31, 2024
	Rate Reduction	Term Extension	Principal Forgiveness	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Rate Reduction and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$199	$869	$—	$68	$—	$103	$1,239	0.08%
Time and demand	199	869	—	—	—	—	1,068	0.09
Equipment finance	—	—	—	68	—	103	171	0.06
Residential real estate	—	90	—	197	—	—	287	0.01
Residential first lien	—	90	—	167	—	—	257	0.01
Residential junior lien/home equity	—	—	—	30	—	—	30	—
Commercial real estate	—	—	—	152	—	—	152	—
Owner occupied	—	—	—	152	—	—	152	0.02
Loans to individuals	—	12	—	10	15	—	37	—
Automobile and recreational vehicles	—	12	—	10	15	—	37	—
Total	$199	$971	$—	$427	$15	$103	$1,715	0.02%

	For the Three Months Ended March 31, 2023
	Rate Reduction	Term Extension	Principal Forgiveness	Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Residential real estate	$25	$—	$—	$—	$25	—%
Residential first lien	25	—	—	—	25	—
Total	$25	$—	$—	$—	$25	—%

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

	For the Three Months Ended March 31, 2024
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	1.77%	1.3	$—	0.4
Time and demand	1.50	1.3	—	0.0
Equipment finance	2.30	0.5	—	0.4
Residential real estate	—	6.1	—	0.8
Residential first lien	—	5.6	—	0.9
Residential junior lien/home equity	—	10.3	—	0.3
Commercial real estate	—	0.5	—	0.5
Owner occupied	—	0.5	—	0.5
Loans to individuals	2.39	2.6	—	0.4
Automobile and recreational vehicles	2.39	2.6	—	0.4
Total	1.80%	2.2	$—	0.6

	For the Three Months Ended March 31, 2023
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Residential real estate	2.25%	0.0	$—	0.0
Residential first lien	2.25	0.0	—	0.0
Total	2.25%	0.0	$—	0.0

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A modification is considered to be in default when the loan is 90 days or more past due. For the three months ended March 31, 2024, there were no modified loans that were considered to be in default. The following table shows the payment status of loans that have been modified on or after January 1, 2023, the date we adopted ASU 2022-02:

	March 31, 2024
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,288	$—	$—	$—	$1,288
Time and demand	1,117	—	—	—	1,117
Equipment finance	171	—	—	—	171
Residential real estate	1,017	—	—	—	1,017
Residential first lien	987	—	—	—	987
Residential junior lien/home equity	30	—	—	—	30
Commercial real estate	9,823	—	—	—	9,823
Owner occupied	9,823	—	—	—	9,823
Loans to individuals	37	—	—	—	37
Automobile and recreational vehicles	37	—	—	—	37
Total loans and leases	$12,165	$—	$—	$—	$12,165

	December 31, 2023
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$50	$—	$—	$—	$50
Time and demand	50	—	—	—	50
Residential real estate	758	—	—	—	758
Residential first lien	758	—	—	—	758
Commercial real estate	9,663	—	—	—	9,663
Owner occupied	9,663	—	—	—	9,663
Total loans and leases	$10,471	$—	$—	$—	$10,471

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Three Months Ended March 31, 2024
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$27,996	$(2,662)	$420	$1,292	$27,046
Time and demand	22,819	(1,765)	347	(565)	20,836
Commercial credit cards	278	(44)	—	71	305
Equipment finance	3,399	(351)	15	1,263	4,326
Time and demand other	1,500	(502)	58	523	1,579
Real estate construction	7,418	—	6	(875)	6,549
Construction other	6,448	—	6	(653)	5,801
Construction residential	970	—	—	(222)	748
Residential real estate	23,901	(80)	59	13	23,893
Residential first lien	16,975	(28)	43	(107)	16,883
Residential junior lien/home equity	6,926	(52)	16	120	7,010
Commercial real estate	37,071	(283)	114	2,201	39,103
Multifamily	5,233	—	—	(8)	5,225
Non-owner occupied	19,995	(283)	44	2,308	22,064
Owner occupied	11,843	—	70	(99)	11,814
Loans to individuals	21,332	(2,538)	662	3,051	22,507
Automobile and recreational vehicles	19,142	(1,942)	553	2,490	20,243
Consumer credit cards	372	(150)	18	107	347
Consumer other	1,818	(446)	91	454	1,917
Total loans and leases	$117,718	$(5,563)	$1,261	$5,682	$119,098
a) The provision expense (credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31, 2023
	Beginning balance	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$22,650	$15,949	$(663)	$159	$4,473	$42,568
Time and demand	20,040	15,949	(255)	116	3,615	39,465
Commercial credit cards	335	—	(26)	2	20	331
Equipment finance	1,086	—	(45)	—	420	1,461
Time and demand other	1,189	—	(337)	41	418	1,311
Real estate construction	8,822	287	—	—	(1,160)	7,949
Construction other	6,360	227	—	—	(696)	5,891
Construction residential	2,462	60	—	—	(464)	2,058
Residential real estate	21,412	527	(79)	38	875	22,773
Residential first lien	14,822	197	(16)	26	795	15,824
Residential junior lien/home equity	6,590	330	(63)	12	80	6,949
Commercial real estate	28,804	5,313	—	42	5,218	39,377
Multifamily	4,726	234	—	—	581	5,541
Non-owner occupied	16,426	2,739	—	38	2,349	21,552
Owner occupied	7,652	2,340	—	4	2,288	12,284
Loans to individuals	21,218	3	(1,141)	471	667	21,218
Automobile and recreational vehicles	18,819	3	(802)	390	603	19,013
Consumer credit cards	412	—	(66)	17	5	368
Consumer other	1,987	—	(273)	64	59	1,837
Total loans and leases	$102,906	$22,079	$(1,883)	$710	$10,073	$133,885
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

	March 31, 2024	December 31, 2023
Balance sheet:
Operating lease asset classified as premises and equipment	$42,068	$45,005
Operating lease liability classified as other liabilities	46,575	49,327

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,472	$1,494

Weighted average lease term, in years	13.27	13.59
Weighted average discount rate	3.60%	3.54%
Operating cash flows	$1,468	$12,478
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2024 were as follows (dollars in thousands):

For the twelve months ended:
March 31, 2025	$5,768
March 31, 2026	5,386
March 31, 2027	4,803
March 31, 2028	4,357
March 31, 2029	4,285
Thereafter	35,096
Total future minimum lease payments	59,695
Less remaining imputed interest	13,120
Operating lease liability	$46,575

Note 10 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at March 31, 2024 and December 31, 2023, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
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
Interest rate derivatives are reported at an estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities, and consist of interest rate swaps where there is no significant deterioration in the counterparties' and/or loan customers' credit risk since origination of the interest rate swap, as well as interest rate caps, interest rate collars and risk participation agreements. First Commonwealth values its interest rate swap and cap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments used to determine the U.S. Dollar yield curve includes Secured Overnight Financing Rate ("SOFR") rates from overnight to one year, Eurodollar futures contracts and SOFR

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

swap rates from one year to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 12, “Derivatives.”
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
Interest rate derivatives also include interest rate forwards entered to hedge residential mortgage loans held for sale and the related interest-rate lock commitments. This includes forward commitments to sell mortgage loans. The fair value of these derivative financial instruments are based on derivative market data inputs as of the valuation date and the underlying value of mortgage loans for rate lock commitments.
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

	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Inputs	Range / (weighted average)
March 31, 2024
Other Investments	$6,182	Carrying Value	N/A	N/A
Limited Partnership Investments	28,445	Par Value	N/A	N/A
December 31, 2023
Other Investments	$6,182	Carrying Value	N/A	N/A
Limited Partnership Investments	27,137	Par Value	N/A	N/A

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$3,281	$—	$3,281
Mortgage-Backed Securities - Commercial	—	474,201	—	474,201
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	474,204	—	474,204
Other Government-Sponsored Enterprises	—	913	—	913
Obligations of States and Political Subdivisions	—	8,175	—	8,175
Corporate Securities	—	62,937	—	62,937
Total Securities Available for Sale	—	1,023,711	—	1,023,711
Other Investments	—	19,215	6,182	25,397
Loans Held for Sale	—	31,895	—	31,895
Other Assets(a)	—	49,089	28,445	77,534
Total Assets	$—	$1,123,910	$34,627	$1,158,537
Other Liabilities(a)	$—	$73,790	$—	$73,790
Total Liabilities	$—	$73,790	$—	$73,790
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$3,465	$—	$3,465
Mortgage-Backed Securities - Commercial	—	465,393	—	465,393
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	494,599	—	494,599
Other Government-Sponsored Enterprises	—	915	—	915
Obligations of States and Political Subdivisions	—	8,202	—	8,202
Corporate Securities	—	48,412	—	48,412
Total Securities Available for Sale	—	1,020,986	—	1,020,986
Other Investments	—	44,689	6,182	50,871
Loans Held for Sale	—	29,820	—	29,820
Other Assets(a)	—	32,668	27,137	59,805
Total Assets	$—	$1,128,163	$33,319	$1,161,482
Other Liabilities(a)	$—	$58,167	$—	$58,167
Total Liabilities	$—	$58,167	$—	$58,167
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended March 31, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2024
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$6,182	$27,137	$33,319
Total gains or losses
Included in earnings	—	(6)	(6)
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	1,509	1,509
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(195)	(195)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$6,182	$28,445	$34,627

	2023
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,170	$17,691	$18,861
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	5,000	6,882	11,882
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(151)	(151)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$6,170	$24,422	$30,592
During the three months ended March 31, 2024 and 2023, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at March 31, 2024 and 2023.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets measured at fair value on a nonrecurring basis at the dates shown below:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$27,025	$10,047	$37,072
Other real estate owned	—	562	—	562
Total Assets	$—	$27,587	$10,047	$37,634

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$25,215	$9,708	$34,923
Other real estate owned	—	609	—	609
Total Assets	$—	$25,824	$9,708	$35,532
The following (losses) gains were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Nonperforming loans	$(2,393)	$230
Other real estate owned	(50)	—
Total losses	$(2,443)	$230
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
The fair value for other real estate owned that is determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned that is determined using an internal valuation, is classified as Level 3. Other real estate owned has a current carrying value of $0.4 million as of March 31, 2024 and primarily consists of residential real estate properties in Pennsylvania and Ohio. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2024.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million at both March 31, 2024 and December 31, 2023. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
Deposit liabilities: The estimated fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date because of the customers’ ability to withdraw funds immediately. The fair value of fixed rate time deposits is estimated by discounting the future cash flows using interest rates currently being offered and a schedule of aggregated expected maturities.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	March 31, 2024
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$77,179	$77,179	$77,179	$—	$—
Interest-bearing deposits	233,188	233,188	233,188	—	—
Securities available for sale	1,023,711	1,023,711	—	1,023,711	—
Securities held to maturity	464,708	393,749	—	393,749	—
Other investments	25,397	25,397	—	19,215	6,182
Loans held for sale	31,895	31,895	—	31,895	—
Loans and leases	8,999,870	8,907,184	—	27,025	8,880,159
Financial liabilities
Deposits	9,446,403	9,440,446	—	9,440,446	—
Short-term borrowings	546,541	540,267	—	540,267	—
Subordinated debt	177,803	156,341	—	—	156,341
Long-term debt	3,932	3,832	—	3,832	—
Capital lease obligation	4,755	4,755	—	4,755	—

	December 31, 2023
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$125,436	$125,436	$125,436	$—	$—
Interest-bearing deposits	21,557	21,557	21,557	—	—
Securities available for sale	1,020,986	1,020,986	—	1,020,986	—
Securities held to maturity	419,009	350,595	—	350,595	—
Other investments	50,871	50,871	—	44,689	6,182
Loans held for sale	29,820	29,820	—	29,820	—
Loans and leases	8,968,761	8,860,736	—	25,215	8,835,521
Financial liabilities
Deposits	9,192,309	9,187,655	—	9,187,655	—
Short-term borrowings	597,835	594,670	—	594,670	—
Subordinated debt	177,741	151,525	—	—	151,525
Long-term debt	4,122	4,041	—	4,041	—
Capital lease obligation	4,894	4,894	—	4,894	—
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
We have 27 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have 21 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
During 2021, the Company entered into eight interest rate swap contracts that were designated as cash flow hedges. The interest rate swaps have a total notional amount of $500.0 million: $75.0 million with an original maturity of three years, $250.0 million with an original maturity of four years and $175.0 million with an original maturity of five years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans. Initially these swaps were benchmarked to the 1-month LIBOR rate however, as a result of the discontinuance of the LIBOR rate on June 30, 2023, these swaps were amended to hedge exposure to the variability of the 1-month CME SOFR rate. Therefore, the interest rate swaps convert the interest payments on the first $500.0 million of 1-month CME SOFR based commercial loans into fixed rate payments. The following table provides the notional amount of interest rate swap contracts and their maturity date.

Notional Amount	Maturity Date
(dollars in thousands)
$25,000	06/30/24
50,000	12/01/24
150,000	05/01/25
25,000	08/25/25
25,000	10/10/25
50,000	11/05/25
150,000	05/01/26
25,000	10/15/26
$500,000

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income. For the three months ended March 31, 2024, there was a negative impact of $5.6 million on net interest income as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," or "Interest and fees on loans", the same line items in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at March 31, 2024, and changes in the fair value attributed to hedge ineffectiveness were not material.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three months ended March 31, 2024 was an increase of $0.3 million.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded. At March 31, 2024, the underlying funded mortgage loan commitments had a carrying value of $6.1 million and a fair value of $7.3 million, while the underlying unfunded mortgage loan commitments had a notional amount of $67.7 million. At December 31, 2023, the underlying funded mortgage loan commitments had a carrying value of $7.1 million and a fair value of $8.1 million, while the underlying unfunded mortgage loan commitments had a notional amount of $38.2 million. The interest rate lock commitments increased other noninterest income by $0.2 million for the three months ended March 31, 2024.

The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(1)	$(13)
Notional amount:
Interest rate derivatives	942,491	945,046
Interest rate caps	37,547	37,647
Interest rate collars	524	35,878
Risk participation agreements	180,388	206,325
Sold credit protection on risk participation agreements	(152,857)	(121,265)
Interest rate options	67,674	38,155
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(24,551)	(25,133)
Notional amount	570,000	570,000
Interest rate forwards:
Fair value adjustment	(150)	(352)
Notional amount	71,000	39,000

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income", "Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Non-hedging interest rate derivatives
Increase in other income	$283	$239
Hedging interest rate derivatives
(Decrease) increase in interest and fees on loans	(6,295)	(4,758)
(Decrease) increase in interest from subordinated debentures	(723)	(560)
Hedging interest rate forwards
Increase in other income	202	123

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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill at both March 31, 2024 and December 31, 2023 was $363.7 million. No impairment charges on goodwill or other intangible assets were incurred in 2024 or 2023.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of March 31, 2024, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Subordinated Debentures
Subordinated debentures outstanding are as follows:

			March 31, 2024	December 31, 2023
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	3-Month CME Term SOFR + 0.26161% + 1.845%	$49,615	$49,592
First Commonwealth Bank	2033	5.50% until June 1, 2028, then 3-Month CME Term SOFR + 0.26161% + 2.37%	49,358	49,341
First Commonwealth Financial Corp	2031	4.50% until March 29, 2026, then Prime + 1.00%	6,663	6,641
First Commonwealth Capital Trust II	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	41,238	41,238
Total			$177,803	$177,741
With the acquisition of Centric in January 2023, First Commonwealth acquired a ten-year subordinated note with a principal balance of $6.0 million. The rate remains fixed at 4.50% until March 29, 2026, then adjusts quarterly to Prime + 1.00%. The Bank may redeem the notes, beginning with the interest payment due on March 29, 2026, in whole or in part at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. A fair value premium of $0.6 million was recognized in connection with the acquisition.
On May 21, 2018, First Commonwealth issued ten-year subordinated notes with an aggregate principal amount of $50.0 million. Interest is paid quarterly at a rate of three-month CME Term SOFR + 0.26161% + 1.845%. The Bank may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. Deferred issuance costs of $0.9 million are being amortized on a straight-line basis over the term of the notes. As of March 31, 2024, unamortized deferred issuance costs totaled $0.4 million.
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
Insurance and Retail Brokerage Commissions
Insurance income primarily consists of commissions received from execution of personal, business and health insurance policies when acting as an agent on behalf of insurance carriers. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Because the Company’s contracts with the insurance carriers are generally cancellable by either party with minimal notice, insurance commissions are recognized during the policy period as received. Also, the majority of insurance commissions are received on a monthly basis during the policy period; however, some carriers pay the full annual commission to First Commonwealth at the time of policy issuance or renewal. In these cases, First Commonwealth would be required to refund any commissions it would not be entitled to as a result of cancelled or terminated policies. The Company has established a refund liability for the remaining term of the policies expected to be cancelled. The Company also receives incentive-based contingency fees from the insurance carriers. Contingency fee revenue, which totals approximately $0.3 million per year, is recognized as received due to the immaterial amount.
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $1.1 million and $1.0 million in commission expense as of March 31, 2024 and 2023, respectively.

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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$2,727	$2,486
Service charges on deposit accounts	5,383	4,918
Insurance and retail brokerage commissions	2,246	2,552
Card-related interchange income	6,690	6,829
Gain on sale of other loans and assets	134	61
Other income	1,131	1,069
Noninterest Income (in-scope of Topic 606)	18,311	17,915
Noninterest Income (out-of-scope of Topic 606)	5,677	5,048
Total Noninterest Income	$23,988	$22,963
Note 16 Subsequent Event
As of March 31, 2024, the Company holds 26,681 shares of non-transferable Class B-1 shares of Visa, Inc., which are carried at a cost basis of zero. On April 8, 2024, Visa commenced an exchange offer for any and all outstanding shares of its Class B-1 common stock for a combination of Visa's Class B-2 common stock, Class C common stock and where applicable cash in lieu of fractional shares. As part of this exchange, each share of Class B-1 common stock would be exchanged for one half share of the newly issued Class B-2 common stock and Class C common stock would be issued in an amount equivalent to one half of a share of Class B-1 common stock. The Company opted to participate in this exchange offer prior to its expiration on May 3, 2024 and received 13,340 Class B-2 shares and 5,294 Class C shares. The newly issued Class C shares will be sold by Visa at market prices over a period of 90 days after the exchange. As of April 30, 2024, the value of the Class C shares is approximately $5.7 million. The Class B-2 shares will continue to be carried by the company with a zero basis.
On April 22, 2024, the Company provided notice to redeem $50.0 million of First Commonwealth Bank's ten-year subordinated notes with an original maturity date of June 1, 2028. The redemption will occur on June 1, 2024 at a redemption price equal to

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. On June 1, 2024, with the redemption of the subordinated notes, $0.4 million in remaining unamortized deferred issuance costs will be fully recognized in noninterest expense.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three months ended March 31, 2024 and 2023, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 58 for the three months ended March 31, 2024 and 2023.

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

	For the Three Months Ended March 31,
	2024	2023
	(dollars in thousands, except per share data)
Net Income	$37,549	$30,224
Per Share Data:
Basic Earnings per Share	$0.37	$0.30
Diluted Earnings per Share	0.37	0.30
Cash Dividends Declared per Common Share	0.125	0.120
Average Balance:
Total assets	$11,521,443	$10,488,908
Total equity	1,325,326	1,161,054
End of Period Balance:
Net loans and leases (1)	$8,912,667	$8,534,110
Total assets	11,694,408	11,113,752
Total deposits	9,446,403	9,234,948
Total equity	1,332,720	1,225,014
Key Ratios:
Return on average assets	1.31%	1.17%
Return on average equity	11.40%	10.56%
Dividends payout ratio	33.78%	40.00%
Average equity to average assets ratio	11.50%	11.07%
Net interest margin	3.52%	4.01%
Net loans to deposits ratio	94.35%	92.41%
(1) Includes loans held for sale.

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Net Income
For the three months ended March 31, 2024, First Commonwealth had net income of $37.5 million, or $0.37 diluted earnings per share, compared to net income of $30.2 million, or $0.30 diluted earnings per share, in the three months ended March 31, 2023. The increase in net income was primarily the result of a $5.8 million decrease in noninterest expense as a result of $8.5 million in expenses related to the Centric acquisition recognized in the three months ended March 31, 2023. Other items impacting net income include a $3.8 million decrease in the provision for credit losses and a $1.0 million increase in noninterest income, offset by a $2.1 million decrease in net interest income.
For the three months ended March 31, 2024, the Company’s return on average equity was 11.40% and its return on average assets was 1.31%, compared to 10.56% and 1.17%, respectively, for the three months ended March 31, 2023.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $92.6 million in the first three months of 2024, compared to $94.7 million for the same period in 2023. The decrease in net interest income can be attributed to a 150 basis point increase in the cost of interest-bearing liabilities offset by a 68 basis point increase in the yield on interest-earning assets. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 79.4% and 80.4% for the three months ended March 31, 2024 and 2023, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The net interest margin on a fully taxable equivalent basis was 3.52% for the three months ended March 31, 2024 and 4.01% for the three months ended March 31, 2023. The net interest margin is affected by changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The taxable equivalent yield on interest-earning assets was 5.54% for the three months ended March 31, 2024, an increase of 68 basis points compared to the 4.86% yield for the same period in 2023. This change is a result of the higher interest rate environment and resulted in the loan portfolio yield increasing by 68 basis points when compared to the three months ended March 31, 2023. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased 64 basis points due to the impact on loan repricing and new volumes at higher interest rates, as the Federal Reserve increased short term interest rates by 50 basis points since March 31, 2023. Additionally, 8 basis points of the yield on interest-earnings assets can be attributed to the recognition of $2.0 million in accretion of purchase accounting marks, primarily from the Centric acquisition. For the three months ended March 31, 2023, accretion of purchase accounting marks contributed $1.1 million, or 5 basis points, to the yield on interest-earning assets.

The investment portfolio yield increased 93 basis points in comparison to the prior year as new volume rates were higher than the portfolio yield. The average investment portfolio balance for the period ended March 31, 2024 increased $239.1 million as compared to the three months ended March 31, 2023 as a result of liquidity from growth in interest-bearing liabilities. The yield on interest-bearing deposits with banks increased 116 basis points for the three months ended March 31, 2024 as compared to the prior year in conjunction with the increase in the average balance from $46.3 million in 2023 to $112.4 million in 2024.
The cost of interest-bearing liabilities increased to 2.77% for the three months ended March 31, 2024, from 1.27% for the same period in 2023. The cost of interest-bearing deposits increased 148 basis points and short-term borrowings increased 92 basis points in comparison to the same period last year. The increase in cost of interest-bearing deposits can be attributed to higher market interest rates and changes in the mix of deposits as customers moved funds to take advantage of the increased rates offered in money market and time deposits. Comparing the three months ended March 31, 2024 with the comparable period in 2023, average time deposits increased $704.8 million, or 103.3%, with an increase in the cost of these deposits of 187 basis points. Other interest-bearing deposits increased on average $242.6 million, or 4.6%, compared to the three months ended March 31, 2023 and the cost of these deposits increased 123 basis points. Compared to the prior period, short-term borrowings increased an average of $329.0 million in order to fund growth in loans and investments.
For the three months ended March 31, 2024, changes in rates negatively impacted net interest income by $5.5 million when compared with the same period in 2023. The higher yield on interest-earning assets positively impacted net interest income by $19.9 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $25.3 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $3.4 million for the three months ended March 31, 2024, as compared to the same period in 2023. Higher levels of interest-earning assets resulted in an increase of $11.0 million in interest income, and changes in the volume and mix of interest-bearing liabilities increased interest expense by $7.6 million. Average interest-earning assets for the three months ended March 31, 2024 increased $1.0 billion, or 10.5%, compared to the same period in 2023. Average loans for the comparable period increased $0.7 billion, or 8.4%.
Net interest income was negatively impacted by a $275.2 million decrease in average net free funds for the three months ended March 31, 2024 as compared to March 31, 2023. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The level of net free funds was impacted by a lower level of noninterest-bearing demand deposits as customers became more rate sensitive and moved their funds into interest-bearing deposits.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended March 31:

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	2024	2023
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$145,462	$114,589
Adjustment to fully taxable equivalent basis	323	305
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	145,785	114,894
Interest expense	53,158	20,231
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$92,627	$94,663

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended March 31:

	2024			2023
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$112,436	$1,573	5.63%	$46,304	$510	4.47%
Tax-free investment securities	20,467	137	2.69	21,983	148	2.73
Taxable investment securities	1,451,770	11,021	3.05	1,211,190	6,294	2.11
Loans and leases, net of unearned income (b)(c)	8,998,649	133,054	5.95	8,301,449	107,942	5.27
Total interest-earning assets	10,583,322	145,785	5.54	9,580,926	114,894	4.86
Noninterest-earning assets:
Cash	117,297			112,157
Allowance for credit losses	(119,817)			(123,672)
Other assets	940,641			919,497
Total noninterest-earning assets	938,121			907,982
Total Assets	$11,521,443			$10,488,908
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,859,693	$7,701	1.67%	$1,848,228	$3,732	0.82%
Savings deposits (d)	3,694,963	21,488	2.34	3,463,858	7,853	0.92
Time deposits	1,386,959	14,531	4.21	682,144	3,933	2.34
Short-term borrowings	595,884	6,765	4.57	266,932	2,401	3.65
Long-term debt	186,597	2,673	5.76	185,367	2,312	5.06
Total interest-bearing liabilities	7,724,096	53,158	2.77	6,446,529	20,231	1.27
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,302,338			2,678,849
Other liabilities	169,683			202,476
Shareholders’ equity	1,325,326			1,161,054
Total Noninterest-Bearing Funding Sources	3,797,347			4,042,379
Total Liabilities and Shareholders’ Equity	$11,521,443			$10,488,908
Net Interest Income and Net Yield on Interest-Earning Assets		$92,627	3.52%		$94,663	4.01%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended March 31, 2024 and 2023.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended March 31, 2024 compared with March 31, 2023:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$1,063	$729	$334
Tax-free investment securities	(11)	(10)	(1)
Taxable investment securities	4,727	1,252	3,475
Loans and leases	25,112	9,060	16,052
Total interest income (b)	30,891	11,031	19,860
Interest-bearing liabilities:
Interest-bearing demand deposits	3,969	23	3,946
Savings deposits	13,635	524	13,111
Time deposits	10,598	4,067	6,531
Short-term borrowings	4,364	2,961	1,403
Long-term debt	361	15	346
Total interest expense	32,927	7,590	25,337
Net interest income	$(2,036)	$3,441	$(5,477)
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the three months ended March 31:

	2024		2023
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,292	22%	$991	(170)%
Time and demand	(565)	(10)	179	(31)
Commercial credit cards	71	1	20	(3)
Equipment finance	1,263	22	420	(72)
Time and demand other	523	9	372	(64)
Real estate construction	(875)	(15)	(2,798)	482
Construction other	(653)	(11)	(1,842)	317
Construction residential	(222)	(4)	(956)	165
Residential real estate	13	—	261	(45)
Residential first lien	(107)	(2)	358	(62)
Residential junior lien/home equity	120	2	(97)	17
Commercial real estate	2,201	39	307	(53)
Multifamily	(8)	—	67	(12)
Non-owner occupied	2,308	41	238	(41)
Owner occupied	(99)	(2)	2	—
Loans to individuals	3,051	54	659	(114)
Automobile and recreational vehicles	2,490	44	599	(104)
Consumer credit cards	107	2	5	(1)
Consumer other	454	8	55	(9)
Provision for credit losses on loans and leases	$5,682	100%	$(580)	100%
Provision for credit losses - acquisition day 1 non-PCD	—		10,653
Total provision for credit losses on loans and leases	5,682		10,073
Provision for off-balance sheet credit exposure	(1,444)		(2,070)
Total provision for credit losses	$4,238		$8,003
Total provision expense for the three months ended March 31, 2024, decreased $3.8 million compared to the three months ended March 31, 2023. This decrease is a result of $10.7 million in provision expense recognized in the first quarter of 2023 as the day 1 non-PCD provision expense resulting from the Centric acquisition offset by a $6.3 million increase in the provision for credit losses on loans and leases and a $0.6 million increase in the provision for off-balance sheet commitments. The increase in the provision for credit losses on loans and leases can be attributed to $4.3 million in net charge-offs recognized during the three months ended March 31, 2024 as well as $0.3 million in additional qualitative reserves related to the commercial real estate portfolio to provide for the risks related to changing collateral values. The negative provision for off-balance sheet commitments for the three months ended March 31, 2024 was a result of lower off-balance sheet commitments related to construction loans.
The allowance for credit losses was $119.1 million, or 1.32%, of total loans and leases outstanding at March 31, 2024, compared to $117.7 million, or 1.31%, at December 31, 2023 and $133.9 million, or 1.55%, at March 31, 2023. Nonperforming loans as a percentage of total loans and leases decreased to 0.47% at March 31, 2024 from 0.51% as of March 31, 2023 and increased from 0.44% at December 31, 2023. The allowance to nonperforming loan ratio was 280.59%, 298.23% and 302.67% as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at March 31, 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended March 31, 2024 and 2023 and the year-ended December 31, 2023:

	March 31, 2024	March 31, 2023	December 31, 2023
	(dollars in thousands)
Balance, beginning of period	$117,718	$102,906	$102,906
Day 1 allowance for credit loss on PCD acquired loans	—	22,079	27,205
Provision for credit losses - acquisition day 1 non-PCD	—	10,653	10,653
Loans charged off:
Commercial, financial, agricultural and other	2,662	663	19,199
Real estate construction	—	—	—
Residential real estate	80	79	561
Commercial real estate	283	—	6,277
Loans to individuals	2,538	1,141	7,230
Total loans charged off	5,563	1,883	33,267
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	420	159	498
Real estate construction	6	—	—
Residential real estate	59	38	247
Commercial real estate	114	42	151
Loans to individuals	662	471	2,219
Total recoveries	1,261	710	3,115
Net charge-offs	4,302	1,173	30,152
Provision for credit losses on loans and leases charged to expense	5,682	(580)	7,106
Balance, end of period	$119,098	$133,885	$117,718
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.19%	0.06%	0.35%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding	1.32%	1.55%	1.31%
Noninterest Income
The following table presents the components of noninterest income for the three months ended March 31:

	2024	2023	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,727	$2,486	$241	10%
Service charges on deposit accounts	5,383	4,918	465	9
Insurance and retail brokerage commissions	2,246	2,552	(306)	(12)
Income from bank owned life insurance	1,294	1,227	67	5
Card-related interchange income	6,690	6,829	(139)	(2)
Swap fee income	—	245	(245)	(100)
Other income	2,257	2,057	200	10
Net securities gains	—	—	—	N/A
Gain on sale of mortgage loans	1,328	652	676	104
Gain on sale of other loans and assets	2,051	2,086	(35)	(2)
Derivatives mark to market	12	(89)	101	(113)
Total noninterest income	$23,988	$22,963	$1,025	4%
Total noninterest income, excluding gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market for the three months ended March 31, 2024, increased, $0.3 million, or 1%, compared to the three months ended

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

March 31, 2023. Service charges on deposit accounts increased $0.5 million due to increased customer activity. Trust income increased $0.2 million due to gains in the value of assets under management. Insurance and retail brokerage commissions decreased $0.3 million due to lower annuity sales and swap fee income declined $0.2 million as there were no new interest rate swaps entered into by our commercial loan customers.
Total noninterest income increased $1.0 million, or 4%, compared to the same period in the prior year. The most significant changes, other than the changes noted above, include a $0.7 million increase in gain on sale of mortgage loans as a result of changes in volume and the spread received on mortgage loans sold. The mark to market adjustment on interest rate swaps entered into for our commercial loan customers increased $0.1 million. This adjustment does not reflect a realized gain or loss on the swaps, but rather relates to changes in fair value due to movements in corporate bond spreads and swap rates.
Noninterest Expense
The following table presents the components of noninterest expense for the three months ended March 31:

	2024	2023	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$35,324	$34,264	$1,060	3%
Net occupancy	5,334	5,018	316	6
Furniture and equipment	4,480	4,238	242	6
Data processing	3,824	3,404	420	12
Advertising and promotion	1,319	1,663	(344)	(21)
Pennsylvania shares tax	1,202	1,252	(50)	(4)
Intangible amortization	1,264	1,147	117	10
Other professional fees and services	1,242	1,591	(349)	(22)
FDIC insurance	1,613	1,417	196	14
Other operating	8,717	8,062	655	8
Subtotal	64,319	62,056	2,263	4
Loss on sale or write-down of assets	143	41	102	249
Merger and acquisition related	114	8,541	(8,427)	(99)
Litigation and operational losses	997	743	254	34
Total noninterest expense	$65,573	$71,381	$(5,808)	(8)%
Noninterest expense decreased $5.8 million, or 8%, for the three months ended March 31, 2024 compared to the same period in 2023. This decrease is primarily the result of $8.5 million in merger-related expenses associated with the Centric acquisition recognized in during the first quarter of 2023. Offsetting this is a $1.1 million increase in salaries and benefits expense primarily due to annual merit salary increases and the inclusion of Centric employees for three months in 2024, as compared to two months in 2023. The number of full time equivalent employees totaled 1,536 at March 31, 2023 and 1,465 at March 31, 2024. Increases in net occupancy, furniture and equipment and intangible amortization all reflected increases primarily due to the Centric acquisition. Data processing costs increased $0.4 million due to continued investment in our digital banking and other product offerings. Litigation and operational losses increased $0.3 million primarily due to increased fraud losses. Contributing to the increase in other operating expenses were several expense categories, including collection and repossession, other loan expense, checkbook printing, armored courier and travel, none of which were individually significant.
Income Tax
The provision for income taxes increased $1.2 million for the three months ended March 31, 2024, compared to the corresponding period in 2023, due to the increase in income before income taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended March 31, 2024 and 2023.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an effective tax rate of 19.2% and 20.3% for the three months ended March 31, 2024 and 2023, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

As of March 31, 2024, our deferred tax assets totaled $61.9 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first three months of 2024, the maturity and redemption of investment securities provided $45.2 million in liquidity. These funds contributed to the liquidity used to originate loans, purchase investment securities and fund depositor withdrawals.
The following represents our expanded sources of liquidity as of March 31, 2024:

	Total Available	Amount Used	Outstanding Letters of Credit	Net Available
	(dollars in thousands)
Internal liquidity sources
Unencumbered securities	$490,196	$—	$—	$490,196
Other (excess pledged)	66,934	—	—	66,934
External liquidity sources
FHLB advances	2,445,294	3,932	514,400	1,926,962
FRB borrowings	1,728,789	516,000	—	1,212,789
Lines with other financial institutions	160,000	—	—	160,000
Brokered deposits (1)	1,166,487	27,890	—	1,138,597
Total liquidity	$6,057,700	$547,822	$514,400	$4,995,478
(1) Reflects internal policy limit. Maximum capacity with CDARs is $1.7 billion.
The brokered deposits included in the table above are a result of our participation in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of March 31, 2024, the outstanding balance of $27.9 million carried an average weighted rate of 4.02% and an average original term of 246 days. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
Liquidity available through the Federal Reserve is a result of the FRB Borrower-in-Custody of Collateral program, which enables us to take certain loans that are not being used as collateral at the FHLB and pledge them as collateral for borrowings at the FRB. During the first quarter of 2024, borrowings of $516.0 million at a rate of 4.76% were originated under the Federal Reserve's Bank Term Funding Program in order to fund growth in loans and investments. These borrowings have a maturity date of January 16, 2025 and can be repaid without penalty at any time.
On April 25, 2024, $311.0 million of the letters of credit with the FHLB of Pittsburgh matured and were not renewed.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$2,334,495	$2,388,533
Interest-bearing demand deposits(a)	637,908	629,138
Savings deposits(a)	4,999,822	4,886,781
Time deposits	1,474,178	1,287,857
Total	$9,446,403	$9,192,309
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
During the first three months of 2024, total deposits increased $254.1 million. Interest-bearing demand and savings deposits increased $121.8 million, time deposits increased $186.3 million and noninterest-bearing demand deposits decreased $54.0 million.
The estimated total of uninsured deposits was $2.5 billion at both March 31, 2024 and December 31, 2023, of which $0.8 billion were secured by pledged investment securities or letters of credit at both March 31, 2024 and December 31, 2023. Uninsured amounts are estimated based on known account relationships for each depositor and insurance guidelines provided by the FDIC.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.71 and 0.69 at March 31, 2024 and December 31, 2023, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is the gap analysis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,676,964	$441,898	$768,163	$4,887,025	$3,133,916	$911,799
Investments	104,840	48,735	93,727	247,302	622,218	744,151
Other interest-earning assets	232,054	—	—	232,054	1,134	—
Total interest-sensitive assets (ISA)	4,013,858	490,633	861,890	5,366,381	3,757,268	1,655,950
Certificates of deposit	236,073	386,036	664,939	1,287,048	186,350	967
Other deposits	5,637,730	—	—	5,637,730	—	—
Borrowings	675,578	208	417	676,203	52,971	128
Total interest-sensitive liabilities (ISL)	6,549,381	386,244	665,356	7,600,981	239,321	1,095
Gap	$(2,535,523)	$104,389	$196,534	$(2,234,600)	$3,517,947	$1,654,855
ISA/ISL	0.61	1.27	1.30	0.71	15.70	1,512.28
Gap/Total assets	21.68%	0.89%	1.68%	19.11%	30.08%	14.15%

	December 31, 2023
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,619,166	$446,373	$756,190	$4,821,729	$3,137,007	$945,896
Investments	72,358	44,567	97,544	214,469	606,670	733,418
Other interest-earning assets	20,440	—	—	20,440	1,117	—
Total interest-sensitive assets (ISA)	3,711,964	490,940	853,734	5,056,638	3,744,794	1,679,314
Certificates of deposit	271,662	210,793	569,507	1,051,962	235,562	974
Other deposits	5,515,919	—	—	5,515,919	—	—
Borrowings	726,850	207	415	727,472	53,069	224
Total interest-sensitive liabilities (ISL)	6,514,431	211,000	569,922	7,295,353	288,631	1,198
Gap	$(2,802,467)	$279,940	$283,812	$(2,238,715)	$3,456,163	$1,678,116
ISA/ISL	0.57	2.33	1.50	0.69	12.97	1,401.76
Gap/Total assets	24.46%	2.44%	2.48%	19.54%	30.16%	14.64%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12-month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2024 ($)	$(22,010)	$(10,972)	$7,356	$13,367
March 31, 2024 (%)	(5.46)%	(2.72)%	1.83%	3.32%

December 31, 2023 ($)	$(9,867)	$(4,504)	$6,215	$11,091
December 31, 2023 (%)	(2.53)%	(1.16)%	1.59%	2.84%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2024 ($)	$(41,727)	$(21,904)	$22,056	$41,831
March 31, 2024 (%)	(10.35)%	(5.44)%	5.47%	10.38%

December 31, 2023 ($)	$(38,890)	$(17,930)	$18,545	$34,788
December 31, 2023 (%)	(9.97)%	(4.60)%	4.76%	8.92%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 200 basis point interest rate decline scenario is affected by the fact that many of our interest-bearing liabilities are at rates below 2%, with an assumed floor of zero in the model. In the three months ended March 31, 2024 and 2023, the cost of our interest-bearing liabilities averaged 2.77% and 1.27%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 5.54% and 4.86%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $5.9 million at March 31, 2024 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
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
Nonperforming loans and leases, including loans held for sale, increased $3.0 million to $42.4 million at March 31, 2024, compared to $39.5 million at December 31, 2023. The increase in nonperforming loans is primarily a result of $13.5 million in commercial loans that were moved to nonaccrual during the first three months of 2024. Offsetting these additions is the payoff of an $8.1 million commercial real estate relationship accompanied by a $0.2 million charge-off and the charge-off of a $1.4 million commercial, financial, agricultural and other relationship.
The allowance for credit losses as a percentage of nonperforming loans was 280.59% as of March 31, 2024, compared to 298.23% at December 31, 2023, and 302.67% at March 31, 2023. The amount of individually assessed reserves included in the allowance for nonperforming loans and leases was determined by using fair values obtained from current appraisals and

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $5.9 million and general reserves of $113.2 million as of March 31, 2024. Specific reserves increased $0.9 million from December 31, 2023, and decreased $8.8 million from March 31, 2023. The increase from December 31, 2023 is primarily due to $1.2 million in specific reserves on nonperforming loans moved to nonaccrual and a $1.3 million increase in specific reserves on two commercial real estate relationships. Offsetting this is the $1.4 million charge-off on a commercial, financial, agricultural and other relationship, which was fully reserved. The decrease from March 31, 2023 is due to the sale of nonperforming loans releasing specific reserves of $3.1 million and the charge-off of $5.5 million related to three commercial, financial, agricultural and other relationships and $0.5 million related to a commercial real estate relationship, all of which were fully reserved.
Criticized loans totaled $211.9 million at March 31, 2024 and represented 2% of the loan portfolio. The level of criticized loans increased as of March 31, 2024 when compared to December 31, 2023, by $1.7 million, or 1%. Classified loans totaled $89.3 million at March 31, 2024 compared to $87.1 million at December 31, 2023, an increase of $2.2 million, or 3%. The increase in classified loans can be attributed to the increase in nonperforming loans.
The allowance for credit losses was $119.1 million at March 31, 2024, or 1.32% of total loans and leases outstanding, compared to 1.31% reported at December 31, 2023, and 1.55% at March 31, 2023. General reserves, or the portion of the allowance related to loans that were not specifically evaluated, as a percentage of performing loans were 1.26% at March 31, 2024 compared to 1.26% at December 31, 2023 and 1.38% at March 31, 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measurements:

	March 31,				December 31, 2023
	2024		2023
	(dollars in thousands)
Nonperforming Loans:
Total nonperforming loans	$42,446		$44,234		$39,472
Loans past due 30 to 90 days and still accruing	$32,027		$15,809		$20,116
Loans past due in excess of 90 days and still accruing	$1,699		$1,440		$9,436
Other real estate owned	$368		$424		$422
Loans held for sale at end of period	$31,895		$11,050		$29,820
Portfolio loans and leases outstanding at end of period	$8,999,870		$8,656,945		$8,968,761
Average loans and leases outstanding	$8,998,649	(a)	$8,301,449	(a)	$8,714,770	(b)
Nonperforming loans as a percentage of total loans and leases	0.47%		0.51%		0.44%
Provision for credit losses on loans and leases (e)	$5,682	(a)	$(580)	(a)	$7,106	(b)
Provision for credit losses - acquisition day 1 non-PCD	$—		$10,653		$10,653
Allowance for credit losses	$119,098		$133,885		$117,718
Net charge-offs	$4,302	(a)	$1,173	(a)	$30,152	(b)
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.19%		0.06%		0.35%
Provision for credit losses as a percentage of net charge-offs (e)	132.08%	(a)	(49.45)%	(a)	23.57%	(b)
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (c)	1.32%		1.55%		1.31%
Allowance for credit losses as a percentage of nonperforming loans (d)	280.59%		302.67%		298.23%
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
The following tables show the outstanding balances of our loan and lease portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,593,836	18%	$1,543,349	17%
Real estate construction	559,367	6	597,735	7
Residential real estate	2,402,272	27	2,416,876	27
Commercial real estate	3,090,950	34	3,053,152	34
Loans to individuals	1,353,445	15	1,357,649	15
Total loans and leases, net of unearned income	$8,999,870	100%	$8,968,761	100%
During the three months ended March 31, 2024, loans increased $31.1 million, or 0.3%, compared to balances outstanding at December 31, 2023.
Real estate construction loans decreased $38.4 million, or 6.4%, due to the completion of commercial real estate projects. Residential real estate decreased $14.6 million, or 0.6%, primarily due to sale of closed-end 1-4 family mortgage loans originated for sale. Commercial real estate loans increased $37.8 million, or 1.2%, primarily due to growth in loans secured by nonresidential property, due in part to the completion of several construction projects. Loans to individuals decreased $4.2 million, or 0.3%, primarily due to declines in the personal lines of credit portfolio. Commercial, financial, agricultural and other loans increased $50.5 million, or 3.3%, primarily due to growth in the equipment finance portfolio.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Commercial real estate comprises 34% of our total loan portfolio. The following table summarizes the commercial real estate portfolio by type of property securing the credit.

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
	(dollars in thousands)
Land	$2,308	0.1%	$3,180	0.1%
Residential 1-4	16,311	0.5	39,776	1.3
Industrial and Storage	481,189	15.6	456,759	15.0
Multifamily	645,184	20.9	597,262	19.6
Office	524,181	17.0	550,889	18.0
Healthcare	159,080	5.1	149,909	4.9
Student Housing	88,030	2.8	88,557	2.9
Retail	748,828	24.2	750,899	24.6
Hospitality	224,395	7.3	210,485	6.9
Specialty Use	189,441	6.1	192,570	6.3
Other	12,003	0.4	12,866	0.4
Total	$3,090,950	100.0%	$3,053,152	100.0%
When calculating the allowance for credit losses the commercial real estate portfolio is segmented into three portfolio segments: multifamily, non-owner occupied and owner occupied. For additional information related to these segments, including credit quality, see Note 8 "Loans and Leases and Allowance for Credit Losses" of the unaudited consolidated financial statements.
As indicated in the table below, commercial real estate and commercial, financial and agricultural and other loans represent a significant portion of the nonperforming loans as of March 31, 2024.

	For the Three Months Ended March 31, 2024			As of March 31, 2024
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,242	52.11%	0.10%	$9,757	22.99%	0.11%
Real estate construction	(6)	(0.14)	—	3,288	7.75	0.04
Residential real estate	21	0.49	—	9,019	21.25	0.10
Commercial real estate	169	3.93	0.01	20,236	47.67	0.22
Loans to individuals	1,876	43.61	0.08	146	0.34	—
Total loans and leases, net of unearned income	$4,302	100.00%	0.19%	$42,446	100.00%	0.47%
Net charge-offs for the three months ended March 31, 2024 totaled $4.3 million, compared to $1.2 million for the three months ended March 31, 2023. The most significant charge-off during the three months ended March 31, 2024 included $1.4 million for a commercial, financial, agricultural and other loan which was fully provided for as part of Centric purchase accounting marks. Additionally, $1.9 million in charge-offs relate to loans to individuals, primarily indirect auto loans and personal credit lines. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At March 31, 2024, shareholders’ equity was $1.3 billion, an increase of $18.4 million from December 31, 2023. The increase was primarily the result of $37.5 million in net income. Offsetting this increase was a $7.3 million decrease in the fair value of available for sale investments and interest rate swaps, which is reflected in the Other Comprehensive Income component of capital. Other items impacting capital include an increase due to $2.8 million in treasury stock sales and decreases due to $12.8 million of dividends paid to shareholders and $1.8 million of common stock repurchases. Cash dividends declared per common share were $0.125 for the three months ended March 31, 2024.

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
In 2018, First Commonwealth Bank, the Company's banking subsidiary, issued $100 million in subordinated debt, which under the regulatory rules qualifies as Tier II capital. As of March 31, 2024, this subordinated debt issuance increased the total risk-based capital ratio by 95 basis points. The Company has announced the redemption of $50 million of this subordinated debt as of June 1, 2024. The impact of this redemption on the total risk based capital ratio is a decrease of 44 basis points.
In March 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the pandemic. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). The Company adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at March 31, 2024 for both First Commonwealth and First Commonwealth Bank would have continued to be greater than the amounts needed to be considered “well capitalized”, as the transition provided a capital benefit of approximately 4 to 6 basis points.
As of March 31, 2024, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,342,820	14.27%	$988,359	10.50%	$941,294	10.00%
First Commonwealth Bank	1,244,857	13.25	986,440	10.50	939,467	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,143,916	12.15%	$800,100	8.50%	$753,035	8.00%
First Commonwealth Bank	1,045,953	11.13	798,547	8.50	751,574	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$1,143,916	10.15%	$450,665	4.00%	$563,332	5.00%
First Commonwealth Bank	1,045,953	9.32	448,940	4.00	561,175	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,073,916	11.41%	$658,906	7.00%	$611,841	6.50%
First Commonwealth Bank	1,045,953	11.13	657,627	7.00	610,654	6.50

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

On April 23, 2024, First Commonwealth Financial Corporation declared a quarterly dividend of $0.13 per share payable on May 17, 2024 to shareholders of record as of May 3, 2024. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
In October 2021, a share repurchase program was authorized by the Board of Directors for up to an additional $25.0 million in shares of the Company's common stock. On April 24, 2023, the Board of Directors authorized a $25 million increase in the share repurchase program. As of March 31, 2024, 2,491,577 common shares had been repurchased under theses program at an average price of $13.08 per share. There were no repurchases during the three months ended March 31, 2024.
New Accounting Pronouncements
In March 2023, FASB released Accounting Standards Update 2023-02 (“ASU 2023-02”), Investments – Equity Method and
Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.
ASU 2023-02 permits entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method, instead of only low-income housing tax credit (“LIHTC”) structures, if certain conditions are met. ASU 2023-02 also eliminates certain LIHTC-specific guidance for
LIHTC investments that are not accounted for using the proportional amortization method and instead require that those LIHTC investments be accounted for using other applicable guidance under GAAP. ASU 2023-02 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2023-02 did not have a material impact on the Company's consolidated financial statements.

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
ITEM 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1-934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.     LEGAL PROCEEDINGS
The information required by this item is set forth in Part I, Item 1, Note 6, "Commitments and Contingent Liabilities," which is incorporated herein by reference in response to this item.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable

ITEM 5.    OTHER INFORMATION
    None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1trading arrangement during quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K. On February 22, 2024, the Corporation entered into a Rule 10b5-1 Issuer Repurchase Plan with a registered broker to effect repurchases of the Corporation’s common stock under the Corporation’s treasury stock repurchase program. The 10b5-1 issuer repurchase plan will terminate upon the earlier of $5,000,00 in shares of common stock authorized for repurchase having been repurchased or April 30, 2024.

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	2024 Annual Incentive Plan	Filed herewith

10.2	2024-2026 Long-Term Incentive Plan	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements. Note that XBRL tags are embedded within the document.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: May 7, 2024	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: May 7, 2024	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer