Form 10-Q
period 2024-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2024-08-09
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of August 7, 2024, was 102,363,222.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2024	December 31, 2023
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$109,907	$125,436
Interest-bearing bank deposits	78,386	21,557
Securities available for sale, at fair value	1,071,161	1,020,986
Equity securities, at fair value	5,558	—
Securities held to maturity, at amortized cost (Fair value of $381,965 and $350,595 at June 30, 2024 and December 31, 2023, respectively)	453,820	419,009
Other investments	24,435	50,871
Loans held for sale	50,769	29,820
Loans and leases:
Portfolio loans and leases	8,994,890	8,968,761
Allowance for credit losses	(123,654)	(117,718)
Net loans and leases	8,871,236	8,851,043
Premises and equipment, net	119,008	121,015
Other real estate owned	484	422
Goodwill	363,715	363,715
Amortizing intangibles, net	21,139	22,820
Bank owned life insurance	227,654	228,479
Other assets	229,601	204,315
Total assets	$11,626,873	$11,459,488
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,304,830	$2,388,533
Interest-bearing	7,104,091	6,803,776
Total deposits	9,408,921	9,192,309
Short-term borrowings	537,613	597,835
Subordinated debentures	128,226	177,741
Other long-term debt	3,742	4,122
Capital lease obligation	4,613	4,894
Total long-term debt	136,581	186,757
Other liabilities	181,253	168,313
Total liabilities	10,264,368	10,145,214
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 123,603,380 shares issued at both June 30, 2024 and December 31, 2023, respectively, and 102,297,847 and 102,114,664 shares outstanding at June 30, 2024 and December 31, 2023, respectively	123,603	123,603
Additional paid-in capital	630,910	630,154
Retained earnings	929,686	881,112
Accumulated other comprehensive loss, net	(113,416)	(111,756)
Treasury stock (21,305,533 and 21,488,716 shares at June 30, 2024 and December 31, 2023, respectively)	(208,278)	(208,839)
Total shareholders’ equity	1,362,505	1,314,274
Total liabilities and shareholders’ equity	$11,626,873	$11,459,488

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$135,674	$120,694	$268,434	$228,362
Interest and dividends on investments:
Taxable interest	11,558	5,634	21,975	11,423
Interest exempt from federal income taxes	107	114	215	231
Dividends	450	782	1,054	1,287
Interest on bank deposits	2,893	4,043	4,466	4,553
Total interest income	150,682	131,267	296,144	245,856
Interest Expense
Interest on deposits	47,004	25,901	90,724	41,419
Interest on short-term borrowings	6,339	5,193	13,104	7,594
Interest on subordinated debentures	2,264	2,254	4,851	4,468
Interest on other long-term debt	36	44	74	89
Interest on lease obligations	47	51	95	104
Total interest expense	55,690	33,443	108,848	53,674
Net Interest Income	94,992	97,824	187,296	192,182
Provision for credit losses	7,827	2,790	12,065	140
Provision for credit losses - acquisition day 1 non-PCD	—	—	—	10,653
Net Interest Income after Provision for Credit Losses	87,165	95,034	175,231	181,389
Noninterest Income
Net securities losses	(5,535)	—	(5,535)	—
Gain on VISA exchange	5,558	—	5,558	—
Trust income	2,821	2,532	5,548	5,018
Service charges on deposit accounts	5,546	5,324	10,929	10,242
Insurance and retail brokerage commissions	2,709	2,314	4,955	4,866
Income from bank owned life insurance	1,371	1,195	2,665	2,422
Gain on sale of mortgage loans	1,671	1,253	2,999	1,905
Gain on sale of other loans and assets	1,408	1,891	3,459	3,977
Card-related interchange income	7,137	7,372	13,827	14,201
Derivatives mark to market	—	81	12	(8)
Swap fee income	—	332	—	577
Other income	2,524	2,229	4,781	4,286
Total noninterest income	25,210	24,523	49,198	47,486
Noninterest Expense
Salaries and employee benefits	37,320	36,735	72,644	70,999
Net occupancy	4,822	4,784	10,156	9,802
Furniture and equipment	4,278	4,284	8,758	8,522
Data processing	3,840	3,763	7,664	7,167
Advertising and promotion	898	1,327	2,217	2,990
Pennsylvania shares tax	1,126	1,173	2,328	2,425
Intangible amortization	1,169	1,282	2,433	2,429
Other professional fees and services	1,286	1,182	2,528	2,773
FDIC insurance	1,286	1,277	2,899	2,694
Loss on sale or write-down of assets	77	6	220	47
Litigation and operational losses	494	894	1,491	1,637
Loss on early redemption of subordinated debt	369	—	369	—
Merger and acquisition related	—	(60)	114	8,481
Other operating	8,833	9,296	17,550	17,358
Total noninterest expense	65,798	65,943	131,371	137,324

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(dollars in thousands, except share data)
Income Before Income Taxes	46,577	53,614	93,058	91,551
Income tax provision	9,489	10,833	18,421	18,546
Net Income	$37,088	$42,781	$74,637	$73,005

Average Shares Outstanding	102,047,224	102,530,052	102,014,236	101,056,432
Average Shares Outstanding Assuming Dilution	102,287,598	102,760,266	102,238,489	101,281,899
Per Share Data: Basic Earnings per Share	$0.36	$0.42	$0.73	$0.72
Diluted Earnings per Share	$0.36	$0.42	$0.73	$0.72
Cash Dividends Declared per Common Share	$0.130	$0.125	$0.255	$0.245

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net Income	$37,088	$42,781	$74,637	$73,005
Other comprehensive loss, before tax benefit:
Unrealized holding losses on securities arising during the period	(1,919)	(14,116)	(11,794)	(3,761)
Reclassification adjustment for losses on securities included in net income	5,535	—	5,535	—
Unrealized holding (losses) gains on derivatives arising during the period	3,575	(3,581)	4,158	2,225
Total other comprehensive income (loss), before tax (expense) benefit	7,191	(17,697)	(2,101)	(1,536)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,510)	3,716	441	677
Total other comprehensive income (loss)	5,681	(13,981)	(1,660)	(859)
Comprehensive Income	$42,769	$28,800	$72,977	$72,146

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2023	102,114,664	$123,603	$630,154	$881,112	$(111,756)	$(208,839)	$1,314,274
Net income				74,637			74,637
Other comprehensive loss					(1,660)		(1,660)
Cash dividends declared ($0.255 per share)				(26,063)			(26,063)
Treasury stock acquired	(155,940)					(2,072)	(2,072)
Treasury stock reissued	230,051		313	—		2,216	2,529
Restricted stock	109,072	—	443	—		417	860
Balance at June 30, 2024	102,297,847	$123,603	$630,910	$929,686	$(113,416)	$(208,278)	$1,362,505

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2022	93,376,314	$113,915	$497,431	$774,863	$(137,692)	$(196,443)	$1,052,074
Net income				73,005			73,005
Other comprehensive loss					(859)		(859)
Cash dividends declared ($0.245 per share)				(25,249)			(25,249)
Treasury stock acquired	(877,212)					(10,889)	(10,889)
Treasury stock reissued	163,950		660	—		1,551	2,211
Restricted stock	93,385	—	488	—		283	771
Common stock issuance	9,688,478	9,688	131,667				141,355
Balance at June 30, 2023	102,444,915	$123,603	$630,246	$822,619	$(138,551)	$(205,498)	$1,232,419

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at March 31, 2024	102,303,974	$123,603	$630,837	$905,897	$(119,097)	$(208,520)	$1,332,720
Net income				37,088			37,088
Other comprehensive income					5,681		5,681
Cash dividends declared ($0.130 per share)				(13,299)			(13,299)
Treasury stock acquired	(25,078)					(315)	(315)
Treasury stock reissued	14,951		59	—		145	204
Restricted stock	4,000	—	14	—		412	426
Balance at June 30, 2024	102,297,847	$123,603	$630,910	$929,686	$(113,416)	$(208,278)	$1,362,505

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at March 31, 2023	103,193,127	$123,603	$630,196	$792,720	$(124,570)	$(196,935)	$1,225,014
Net income				42,781			42,781
Other comprehensive loss					(13,981)		(13,981)
Cash dividends declared ($0.125 per share)				(12,882)			(12,882)
Treasury stock acquired	(768,100)					(9,157)	(9,157)
Treasury stock reissued	20,538		50	—		195	245
Restricted stock	(650)	—	—	—		399	399
Balance at June 30, 2023	102,444,915	$123,603	$630,246	$822,619	$(138,551)	$(205,498)	$1,232,419
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Operating Activities	(dollars in thousands)
Net income	$74,637	$73,005
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12,065	10,793
Deferred tax expense	3,180	3,535
Depreciation and amortization	2,229	1,895
Net gains on securities and other assets	(6,201)	(5,521)
Net amortization of premiums and discounts on securities	439	725
Loss on early redemption of subordinated debentures	369	—
Income from increase in cash surrender value of bank owned life insurance	(2,583)	(2,386)
Increase in interest receivable	(64)	(91)
Mortgage loans originated for sale	(113,778)	(83,788)
Proceeds from sale of mortgage loans	89,278	80,749
Increase in interest payable	10,396	2,063
Decrease in income taxes payable	(53)	(2,206)
Other-net	(7,576)	7,568
Net cash provided by operating activities	62,338	86,341
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	20,195	21,154
Purchases	(55,276)	(200)
Transactions with securities available for sale:
Proceeds from sales	69,598	30,686
Proceeds from maturities and redemptions	79,606	48,521
Purchases	(211,341)	(24,555)
Purchases of FHLB stock	(18,707)	(45,719)
Proceeds from the redemption of FHLB stock	45,143	38,397
Proceeds from bank owned life insurance	1,617	2,246
Proceeds from sale of loans	43,046	63,839
Proceeds from sale of other assets	2,905	1,472
Net cash received from business acquisition	—	14,492
Net increase in loans and leases	(67,251)	(274,082)
Purchases of premises and equipment and other assets	(8,395)	(13,219)
Net cash used in investing activities	(98,860)	(136,968)
Financing Activities
Net decrease in other short-term borrowings	(60,222)	(2,590)
Net increase in deposits	216,636	384,365
Repayments of other long-term debt	(380)	(367)
Repayments of capital lease obligation	(281)	(263)
Repayments of subordinated debentures	(50,000)	—
Dividends paid	(26,063)	(25,249)
Proceeds from reissuance of treasury stock	204	245
Purchase of treasury stock	(2,072)	(10,889)
Net cash provided by financing activities	77,822	345,252
Net increase in cash and cash equivalents	41,300	294,625
Cash and cash equivalents at January 1	146,993	154,244
Cash and cash equivalents at June 30	$188,293	$448,869

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
The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year of 2024. These interim financial statements should be read in conjunction with First Commonwealth’s 2023 Annual Report on Form 10-K.
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

	For the Six Months Ended June 30,
	2024			2023
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized losses on securities:
Unrealized holding losses on securities arising during the period	$(11,794)	$2,476	$(9,318)	$(3,761)	$1,144	$(2,617)
Reclassification adjustment for losses on securities included in net income	5,535	(1,162)	4,373	—	—	—
Total unrealized losses on securities	(6,259)	1,314	(4,945)	(3,761)	1,144	(2,617)
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	4,158	(873)	3,285	2,225	(467)	1,758
Total unrealized gains on derivatives	4,158	(873)	3,285	2,225	(467)	1,758
Total other comprehensive loss	$(2,101)	$441	$(1,660)	$(1,536)	$677	$(859)

	For the Three Months Ended June 30,
	2024			2023
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period	$(1,919)	$402	$(1,517)	$(14,116)	$2,964	$(11,152)
Reclassification adjustment for losses on securities included in net income	5,535	(1,162)	4,373	—	—	—
Total unrealized gains (losses) on securities	3,616	(760)	2,856	(14,116)	2,964	(11,152)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	3,575	(750)	2,825	(3,581)	752	(2,829)
Total unrealized gains (losses) on derivatives	3,575	(750)	2,825	(3,581)	752	(2,829)
Total other comprehensive income (loss)	$7,191	$(1,510)	$5,681	$(17,697)	$3,716	$(13,981)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the six months ended June 30:

	2024				2023
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(92,340)	$344	$(19,760)	$(111,756)	$(107,471)	$268	$(30,489)	$(137,692)
Other comprehensive loss before reclassification adjustment	(9,318)	—	3,285	(6,033)	(2,617)	—	1,758	(859)
Amounts reclassified from accumulated other comprehensive (loss) income	4,373	—	—	4,373	—	—	—	—
Net other comprehensive loss during the period	(4,945)	—	3,285	(1,660)	(2,617)	—	1,758	(859)
Balance at June 30	$(97,285)	$344	$(16,475)	$(113,416)	$(110,088)	$268	$(28,731)	$(138,551)

The following table details the change in components of OCI for the three months ended June 30:

	2024				2023
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at March 31	$(100,141)	$344	$(19,300)	$(119,097)	$(98,936)	$268	$(25,902)	$(124,570)
Other comprehensive loss before reclassification adjustment	(1,517)	—	2,825	1,308	(11,152)	—	(2,829)	(13,981)
Amounts reclassified from accumulated other comprehensive (loss) income	4,373	—	—	4,373	—	—	—	—
Net other comprehensive income (loss) during the period	2,856	—	2,825	5,681	(11,152)	—	(2,829)	(13,981)
Balance at June 30	$(97,285)	$344	$(16,475)	$(113,416)	$(110,088)	$268	$(28,731)	$(138,551)
Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the six months ended June 30:

	2024	2023
	(dollars in thousands)
Cash paid during the period for:
Interest	$98,341	$52,038
Income taxes	14,946	16,924
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	2,784	1,443
Loans transferred from held to maturity to held for sale	38,207	60,611
Loans transferred from held for sale to held to maturity	(1,296)	(519)
Gross decrease in market value adjustment to securities available for sale	(6,259)	(3,761)
Gross increase in market value adjustment to derivatives	4,158	2,225
Increase in limited partnership investment unfunded commitment	—	3,350
Noncash treasury stock reissuance	2,325	1,966
Net assets acquired through acquisition	—	66,477
Proceeds from death benefit on bank owned life insurance not received	1,790	—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average common shares issued	123,603,380	123,603,380	123,603,380	121,944,027
Average treasury stock shares	(21,304,610)	(20,824,677)	(21,365,195)	(20,659,899)
Average deferred compensation shares	(57,308)	(55,859)	(57,137)	(55,840)
Average unearned non-vested shares	(194,238)	(192,792)	(166,812)	(171,856)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	102,047,224	102,530,052	102,014,236	101,056,432
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	182,749	173,818	166,628	169,071
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	57,625	56,396	57,625	56,396
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	102,287,598	102,760,266	102,238,489	101,281,899
Per Share Data:
Basic Earnings per Share	$0.36	$0.42	$0.73	$0.72
Diluted Earnings per Share	$0.36	$0.42	$0.73	$0.72
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the six months ended June 30, because to do so would have been antidilutive.

	2024			2023
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	143,589	$12.39	$16.43	139,684	$12.77	$16.43
Restricted Stock Units	106,488	$15.05	$17.09	28,769	$17.53	$17.53

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
The following table identifies the notional amount of those instruments at the date shown below:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,321,372	$2,517,905
Financial standby letters of credit	14,297	14,300
Performance standby letters of credit	17,407	17,194
Commercial letters of credit	554	555

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notional amounts outstanding as of June 30, 2024 include amounts issued in 2024 of $1.9 million in performance standby letters of credit and $0.2 million in financial standby letters of credit. There were no commercial letters of credit issued in 2024. A liability of $0.2 million and $0.1 million has been recorded as of June 30, 2024 and December 31, 2023, respectively, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $4.7 million and $7.3 million as of June 30, 2024 and December 31, 2023, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans as well as estimated utilization for each loan category.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2024, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	June 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,322	$18	$(201)	$3,139	$3,565	$47	$(147)	$3,465
Mortgage-Backed Securities – Commercial	665,954	1,329	(54,947)	612,336	512,979	4,935	(52,521)	465,393
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	448,484	596	(65,456)	383,624	559,769	3,052	(68,222)	494,599
Other Government-Sponsored Enterprises	1,000	—	(78)	922	1,000	—	(85)	915
Obligations of States and Political Subdivisions	8,965	—	(1,116)	7,849	9,226	3	(1,027)	8,202
Corporate Securities	67,133	476	(4,318)	63,291	51,886	145	(3,619)	48,412
Total Debt Securities Available for Sale	$1,194,858	$2,419	$(126,116)	$1,071,161	$1,138,425	$8,182	$(125,621)	$1,020,986
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2024, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$490	$487
Due after 1 but within 5 years	17,568	17,480
Due after 5 but within 10 years	59,040	54,095
Due after 10 years	—	—
	77,098	72,062
Mortgage-Backed Securities (a)	1,117,760	999,099
Total Debt Securities	$1,194,858	$1,071,161
(a)  Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $669.3 million and a fair value of $615.5 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $448.5 million and a fair value of $383.6 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales and maturities related to securities held to maturity and securities available for sale were as follows for the six months ended June 30:

	2024	2023
	(dollars in thousands)
Proceeds from sales	$69,598	$30,686
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	(5,535)	—
	(5,535)	—
Maturities
Gross gains	—	—
Gross losses	—	—
	—	—
Net losses	$(5,535)	$—
For the six months ended June 30, 2024, proceeds from sales included in above table are a result of management selling $75.1 million in available for sale investment securities yielding 2.17% and reinvesting the proceeds into securities yielding 5.49%.
For the six months ended June 30, 2023, proceeds from sales included in the above table are a result of the sale of investments acquired as part of the Centric acquisition. All of the acquired investments were recorded at fair value at the time of acquisition and subsequently sold at the same value, with the exception of one corporate security. This security was sold in the third quarter of 2023 at a loss of $103 thousand.
Securities available for sale with an estimated fair value of $850.9 million and $386.5 million were pledged as of June 30, 2024 and December 31, 2023, respectively, to secure public deposits and for other purposes required or permitted by law.
Equity Securities
During the second quarter of 2024, Visa commenced an exchange offer for any and all outstanding shares of its Class B-1 common stock for a combination of Visa's Class B-2 common stock, Class C common stock and, where applicable cash in lieu of fractional shares. As part of this exchange, each share of Class B-1 common stock would be exchanged for one half share of the newly issued Class B-2 common stock and Class C common stock would be issued in an amount equivalent to one half of a share of Class B-1 common stock. The Company opted to participate in this exchange offer prior to its expiration and received 13,340 Class B-2 shares and 5,294 Class C shares. The newly issued Class C shares are expected to be sold at market prices by

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Visa during the third quarter of 2024. As of June 30, 2024, the Class C shares are held at fair value and resulted in a gain of $5.6 million. The Class B-2 shares will continue to be carried by the company with a zero basis.
The unrealized gains and losses recognized related to equity securities still held at each reporting date is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net gains and losses recognized during the period on equity securities	$5,558	$—	$5,558	$—
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$5,558	$—	$5,558	$—
Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	June 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$1,622	$—	$(216)	$1,406	$1,781	$—	$(175)	$1,606
Mortgage-Backed Securities- Commercial	120,525	—	(15,269)	105,256	69,502	—	(14,435)	55,067
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	281,562	—	(49,420)	232,142	296,432	—	(47,148)	249,284
Mortgage-Backed Securities – Commercial	861	—	(6)	855	2,190	—	(30)	2,160
Other Government-Sponsored Enterprises	22,704	—	(4,340)	18,364	22,543	—	(4,178)	18,365
Obligations of States and Political Subdivisions	25,546	—	(2,573)	22,973	25,561	—	(2,412)	23,149
Debt Securities Issued by Foreign Governments	1,000	—	(31)	969	1,000	—	(36)	964
Total Securities Held to Maturity	$453,820	$—	$(71,855)	$381,965	$419,009	$—	$(68,414)	$350,595

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$660	$652
Due after 1 but within 5 years	13,371	12,594
Due after 5 but within 10 years	34,656	28,616
Due after 10 years	563	444
	49,250	42,306
Mortgage-Backed Securities (a)	404,570	339,659
Total Debt Securities	$453,820	$381,965
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $122.1 million and a fair value of $106.7 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $282.4 million and a fair value of $233.0 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $374.6 million and $98.1 million were pledged as of June 30, 2024 and December 31, 2023, respectively, to secure public deposits and for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2024 and December 31, 2023, our FHLB stock totaled $18.3 million and $44.7 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and six months ended June 30, 2024.
As of both June 30, 2024 and December 31, 2023, "Other investments" also includes $6.2 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the six-months ended June 30, 2024 and 2023, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.

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
The following table presents the gross unrealized losses and estimated fair values at June 30, 2024 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$—	$—	$3,098	$(417)	$3,098	$(417)
Mortgage-Backed Securities – Commercial	230,812	(474)	284,577	(69,742)	515,389	(70,216)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	5,166	(57)	527,185	(114,819)	532,351	(114,876)
Mortgage-Backed Securities – Commercial	—	—	855	(6)	855	(6)
Other Government-Sponsored Enterprises	—	—	19,286	(4,418)	19,286	(4,418)
Obligations of States and Political Subdivisions	1,447	(28)	29,029	(3,661)	30,476	(3,689)
Debt Securities Issued by Foreign Governments	199	(1)	770	(30)	969	(31)
Corporate Securities	19,482	(1,170)	16,102	(3,148)	35,584	(4,318)
Total Securities	$257,106	$(1,730)	$880,902	$(196,241)	$1,138,008	$(197,971)

At June 30, 2024, fixed income securities issued by the U.S. Government and U.S. Government-sponsored enterprises comprised 96% of total unrealized losses. All unrealized losses are the result of changes in market interest rates. At June 30, 2024, there are 187 debt securities in an unrealized loss position.

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
As of June 30, 2024, our corporate securities had an amortized cost and an estimated fair value of $67.1 million and $63.3 million, respectively. As of December 31, 2023, our corporate securities had an amortized cost and estimated fair value of $51.9 million and $48.4 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were ten and eight corporate securities, respectively, in an unrealized loss position as of June 30, 2024 and December 31, 2023. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the six months ended June 30, 2024 and 2023.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Consolidated Statements of Financial Condition net of deferred fees and costs, and discounts related to purchased loans. Net deferred fees were $11.6 million and $8.2 million as of June 30, 2024 and December 31, 2023, respectively, and discounts on purchased loans from acquisitions were $22.0 million and $25.7 million as of June 30, 2024 and December 31, 2023, respectively. The following table provides outstanding balances related to each of our loan types:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,629,516	$1,543,349
Time and demand	1,189,361	1,187,300
Commercial credit cards	13,225	12,906
Equipment finance	316,700	232,944
Time and demand other	110,230	110,199
Real estate construction	548,055	597,735
Construction other	523,595	541,633
Construction residential	24,460	56,102
Residential real estate	2,394,306	2,416,876
Residential first lien	1,718,734	1,739,107
Residential junior lien/home equity	675,572	677,769
Commercial real estate	3,077,013	3,053,152
Multifamily	590,471	551,142
Non-owner occupied	1,766,550	1,772,785
Owner occupied	719,992	729,225
Loans to individuals	1,346,000	1,357,649
Automobile and recreational vehicles	1,270,044	1,277,969
Consumer credit cards	9,753	10,291
Consumer other	66,203	69,389
Total loans and leases	$8,994,890	$8,968,761
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
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default, and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 3.99% and during the one-year forecast period it was projected to average 4.71%, with a peak of 4.92%.

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
The following tables represent our credit risk profile by creditworthiness:

	June 30, 2024
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,525,447	$68,769	$35,300	$—	$—	$104,069	$1,629,516
Time and demand	1,087,859	67,387	34,115	—	—	101,502	1,189,361
Commercial credit cards	13,225	—	—	—	—	—	13,225
Equipment finance	314,138	1,377	1,185	—	—	2,562	316,700
Time and demand other	110,225	5	—	—	—	5	110,230
Real estate construction	534,646	154	13,255	—	—	13,409	548,055
Construction other	510,186	154	13,255	—	—	13,409	523,595
Construction residential	24,460	—	—	—	—	—	24,460
Residential real estate	2,382,983	1,479	9,844	—	—	11,323	2,394,306
Residential first lien	1,712,284	1,139	5,311	—	—	6,450	1,718,734
Residential junior lien/home equity	670,699	340	4,533	—	—	4,873	675,572
Commercial real estate	2,964,331	68,098	44,584	—	—	112,682	3,077,013
Multifamily	572,395	18,007	69	—	—	18,076	590,471
Non-owner occupied	1,715,053	27,137	24,360	—	—	51,497	1,766,550
Owner occupied	676,883	22,954	20,155	—	—	43,109	719,992
Loans to individuals	1,345,872	—	128	—	—	128	1,346,000
Automobile and recreational vehicles	1,269,918	—	126	—	—	126	1,270,044
Consumer credit cards	9,753	—	—	—	—	—	9,753
Consumer other	66,201	—	2	—	—	2	66,203
Total loans and leases	$8,753,279	$138,500	$103,111	$—	$—	$241,611	$8,994,890

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,453,970	$58,325	$31,054	$—	$—	$89,379	$1,543,349
Time and demand	1,098,763	58,325	30,212	—	—	88,537	1,187,300
Commercial credit cards	12,906	—	—	—	—	—	12,906
Equipment finance	232,102	—	842	—	—	842	232,944
Time and demand other	110,199	—	—	—	—	—	110,199
Real estate construction	585,543	—	12,192	—	—	12,192	597,735
Construction other	529,441	—	12,192	—	—	12,192	541,633
Construction residential	56,102	—	—	—	—	—	56,102
Residential real estate	2,405,240	2,768	8,868	—	—	11,636	2,416,876
Residential first lien	1,732,006	2,415	4,686	—	—	7,101	1,739,107
Residential junior lien/home equity	673,234	353	4,182	—	—	4,535	677,769
Commercial real estate	2,956,338	62,038	34,776	—	—	96,814	3,053,152
Multifamily	538,939	12,117	86	—	—	12,203	551,142
Non-owner occupied	1,722,315	31,652	18,818	—	—	50,470	1,772,785
Owner occupied	695,084	18,269	15,872	—	—	34,141	729,225
Loans to individuals	1,357,483	—	166	—	—	166	1,357,649
Automobile and recreational vehicles	1,277,805	—	164	—	—	164	1,277,969
Consumer credit cards	10,291	—	—	—	—	—	10,291
Consumer other	69,387	—	2	—	—	2	69,389
Total loans and leases	$8,758,574	$123,131	$87,056	$—	$—	$210,187	$8,968,761

The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year:

	June 30, 2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
	(dollars in thousands)
Time and demand	$67,286	$165,293	$136,171	$92,799	$58,954	$83,412	$585,446	$1,189,361
Pass	66,090	161,409	131,748	72,433	55,186	67,031	533,962	1,087,859
OAEM	1,196	2,007	3,642	12,448	2,960	7,005	38,129	67,387
Substandard	—	1,877	781	7,918	808	9,376	13,355	34,115
Gross charge-offs	—	(11)	(26)	(34)	(497)	(1,426)	(1,383)	(3,377)
Gross recoveries	—	—	1	—	181	188	24	394
Commercial credit cards	—	—	—	—	—	—	13,225	13,225
Pass	—	—	—	—	—	—	13,225	13,225
Gross charge-offs	—	—	—	—	—	—	(102)	(102)
Gross recoveries	—	—	—	—	—	—	—	—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
	(dollars in thousands)
Equipment finance	112,321	151,881	52,498	—	—	—	—	316,700
Pass	112,321	150,160	51,657	—	—	—	—	314,138
OAEM	—	815	562	—	—	—	—	1,377
Substandard	—	906	279	—	—	—	—	1,185
Gross charge-offs	—	(345)	(369)	—	—	—	—	(714)
Gross recoveries	—	11	25	—	—	—	—	36
Time and demand other	2,620	10,064	5,624	16,835	19,329	45,558	10,200	110,230
Pass	2,620	10,064	5,624	16,835	19,329	45,558	10,195	110,225
OAEM	—	—	—	—	—	—	5	5
Gross charge-offs	—	—	—	—	—	—	(1,057)	(1,057)
Gross recoveries	—	—	—	—	—	1	92	93
Construction other	8,072	156,011	237,638	83,601	5,729	31,564	980	523,595
Pass	8,072	156,011	233,280	82,090	5,729	24,178	826	510,186
OAEM	—	—	—	—	—	—	154	154
Substandard	—	—	4,358	1,511	—	7,386	—	13,255
Gross charge-offs	—	—	—	(35)	—	—	—	(35)
Gross recoveries	—	—	—	—	—	6	—	6
Construction residential	154	20,456	1,895	1,448	—	29	478	24,460
Pass	154	20,456	1,895	1,448	—	29	478	24,460
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Residential first lien	24,836	129,912	389,106	504,624	310,153	358,357	1,746	1,718,734
Pass	24,836	129,141	388,434	503,615	309,810	354,778	1,670	1,712,284
OAEM	—	—	—	179	—	884	76	1,139
Substandard	—	771	672	830	343	2,695	—	5,311
Gross charge-offs	—	(77)	(1)	(21)	—	(10)	—	(109)
Gross recoveries	—	—	—	—	—	113	—	113
Residential junior lien/home equity	9,964	58,566	66,845	40,871	2,500	6,365	490,461	675,572
Pass	9,964	58,555	66,693	40,871	2,500	6,159	485,957	670,699
OAEM	—	—	—	—	—	194	146	340
Substandard	—	11	152	—	—	12	4,358	4,533
Gross charge-offs	—	—	(1)	—	—	—	(145)	(146)
Gross recoveries	—	—	—	—	—	32	25	57
Multifamily	9,642	7,097	173,918	161,264	116,090	121,888	572	590,471
Pass	9,642	7,097	161,507	156,121	116,090	121,366	572	572,395
OAEM	—	—	12,411	5,143	—	453	—	18,007
Substandard	—	—	—	—	—	69	—	69
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Non-owner occupied	13,727	192,964	416,073	190,018	164,420	775,897	13,451	1,766,550
Pass	13,727	189,954	408,117	189,774	159,792	740,303	13,386	1,715,053
OAEM	—	—	7,785	244	1,686	17,422	—	27,137
Substandard	—	3,010	171	—	2,942	18,172	65	24,360
Gross charge-offs	—	—	(50)	—	—	(420)	—	(470)
Gross recoveries	—	—	—	—	—	48	—	48

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
	(dollars in thousands)

Owner occupied	33,806	105,265	153,006	152,083	68,245	195,475	12,112	719,992
Pass	32,756	104,533	146,115	146,580	62,878	173,778	10,243	676,883
OAEM	1,050	113	5,232	5,233	341	9,222	1,763	22,954
Substandard	—	619	1,659	270	5,026	12,475	106	20,155
Gross charge-offs	—	—	(141)	—	—	(13)	—	(154)
Gross recoveries	—	—	—	—	—	35	41	76
Automobile and recreational vehicles	201,312	372,475	388,619	190,931	91,692	25,015	—	1,270,044
Pass	201,312	372,475	388,618	190,875	91,685	24,953	—	1,269,918
Substandard	—	—	1	56	7	62	—	126
Gross charge-offs	—	(892)	(1,693)	(555)	(283)	(302)	—	(3,725)
Gross recoveries	—	151	406	300	184	220	—	1,261
Consumer credit cards	—	—	—	—	—	—	9,753	9,753
Pass	—	—	—	—	—	—	9,753	9,753
Gross charge-offs	—	—	—	—	—	—	(228)	(228)
Gross recoveries	—	—	—	—	—	—	45	45
Consumer other	4,581	5,588	3,321	11,794	988	2,756	37,175	66,203
Pass	4,581	5,588	3,321	11,794	988	2,756	37,173	66,201
Substandard	—	—	—	—	—	—	2	2
Gross charge-offs	—	(57)	(56)	(46)	(12)	(27)	(717)	(915)
Gross recoveries	—	—	14	19	3	67	96	199
Total loans and leases	$488,321	$1,375,572	$2,024,714	$1,446,268	$838,100	$1,646,316	$1,175,599	$8,994,890
Total charge-offs	$—	$(1,382)	$(2,337)	$(691)	$(792)	$(2,198)	$(3,632)	$(11,032)
Total recoveries	$—	$162	$446	$319	$368	$710	$323	$2,328

	December 31, 2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Time and demand	$170,285	$178,568	$111,288	$73,487	$42,502	$65,419	$545,751	$1,187,300
Pass	166,716	174,699	100,779	71,125	29,812	57,660	497,972	1,098,763
OAEM	1,707	3,129	2,948	1,530	10,873	2,553	35,585	58,325
Substandard	1,862	740	7,561	832	1,817	5,206	12,194	30,212
Gross charge-offs	(582)	(4,572)	(18)	(2,195)	(2,364)	(1,283)	(5,133)	(16,147)
Gross recoveries	—	—	—	119	4	128	9	260
Commercial credit cards	—	—	—	—	—	—	12,906	12,906
Pass	—	—	—	—	—	—	12,906	12,906
Gross charge-offs	—	—	—	—	—	—	(105)	(105)
Gross recoveries	—	—	—	—	—	—	13	13
Equipment finance	170,630	62,314	—	—	—	—	—	232,944
Pass	170,302	61,800	—	—	—	—	—	232,102
Substandard	328	514	—	—	—	—	—	842
Gross charge-offs	(104)	(433)	—	—	—	—	—	(537)
Gross recoveries	—	—	—	—	—	—	—	—

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
Portfolio Risks
The credit quality of our loan portfolio can potentially represent significant risk to our earnings, capital and liquidity. First Commonwealth devotes substantial resources to managing this risk primarily through our credit administration department that develops and administers policies and procedures for underwriting, maintaining, monitoring and collecting loans. Credit administration is independent of lending departments and oversight is provided by the Risk Committee of the First Commonwealth Board of Directors.
Total net charge-offs for the six months ended June 30, 2024 and 2023 were $8.7 million and $9.8 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of June 30, 2024 and December 31, 2023. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.
Subsequent to June 30, 2024, a commercial real estate borrower with an outstanding balance of $10.1 million included in the table below as 30-59 days delinquent was paid off in full by the borrower.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2024
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$910	$663	$16	$13,767	$15,356	$1,614,160	$1,629,516
Time and demand	193	81	16	12,780	13,070	1,176,291	1,189,361
Commercial credit cards	65	20	—	—	85	13,140	13,225
Equipment finance	652	562	—	987	2,201	314,499	316,700
Time and demand other	—	—	—	—	—	110,230	110,230
Real estate construction	377	—	—	5,869	6,246	541,809	548,055
Construction other	377	—	—	5,869	6,246	517,349	523,595
Construction residential	—	—	—	—	—	24,460	24,460
Residential real estate	7,419	1,766	1,341	9,576	20,102	2,374,204	2,394,306
Residential first lien	5,680	1,095	946	5,043	12,764	1,705,970	1,718,734
Residential junior lien/home equity	1,739	671	395	4,533	7,338	668,234	675,572
Commercial real estate	19,816	—	—	27,779	47,595	3,029,418	3,077,013
Multifamily	21	—	—	47	68	590,403	590,471
Non-owner occupied	10,918	—	—	23,226	34,144	1,732,406	1,766,550
Owner occupied	8,877	—	—	4,506	13,383	706,609	719,992
Loans to individuals	4,619	919	396	128	6,062	1,339,938	1,346,000
Automobile and recreational vehicles	4,374	695	87	126	5,282	1,264,762	1,270,044
Consumer credit cards	58	47	7	—	112	9,641	9,753
Consumer other	187	177	302	2	668	65,535	66,203
Total loans and leases	$33,141	$3,348	$1,753	$57,119	$95,361	$8,899,529	$8,994,890

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
At June 30, 2024 and December 31, 2023, there were no nonperforming loans held for sale. During both the six months ended June 30, 2024 and 2023, there were no gains recognized on the sale of nonperforming loans.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of June 30, 2024 and December 31, 2023. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2024			December 31, 2023
	Recorded investment	Unpaid principal balance	Related specific allowance	Recorded investment	Unpaid principal balance	Related specific allowance
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$3,634	$16,474		$4,369	$18,014
Time and demand	2,907	15,747		3,527	17,172
Equipment finance	727	727		842	842
Time and demand other	—	—		—	—
Real estate construction	5,869	5,869		3,288	3,288
Construction other	5,869	5,869		3,288	3,288
Construction residential	—	—		—	—
Residential real estate	8,327	9,974		7,042	8,763
Residential first lien	5,043	5,952		4,161	5,151
Residential junior lien/home equity	3,284	4,022		2,881	3,612
Commercial real estate	6,682	6,565		12,402	18,219
Multifamily	47	52		55	58
Non-owner occupied	3,923	3,687		10,971	17,092
Owner occupied	2,712	2,826		1,376	1,069
Loans to individuals	128	220		166	259
Automobile and recreational vehicles	126	218		164	257
Consumer other	2	2		2	2
Subtotal	24,640	39,102		27,267	48,543
With a specific allowance recorded:
Commercial, financial, agricultural and other	10,133	11,036	$6,199	5,691	6,787	$4,044
Time and demand	9,873	10,776	6,114	5,691	6,787	4,044
Equipment finance	260	260	85	—	—	—
Time and demand other	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Construction other	—	—	—	—	—	—
Construction residential	—	—	—	—	—	—
Residential real estate	1,249	1,418	140	1,531	1,697	118
Residential first lien	—	—	—	282	279	39
Residential junior lien/home equity	1,249	1,418	140	1,249	1,418	79
Commercial real estate	21,097	22,648	4,572	4,983	5,294	387
Multifamily	—	—	—	—	—	—
Non-owner occupied	19,303	20,729	3,624	3,311	3,550	174
Owner occupied	1,794	1,919	948	1,672	1,744	213
Loans to individuals	—	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Subtotal	32,479	35,102	10,911	12,205	13,778	4,549
Total	$57,119	$74,204	$10,911	$39,472	$62,321	$4,549

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30,
	2024		2023
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$5,153	$—	$4,444	$(10)
Time and demand	4,366	—	4,283	(10)
Equipment finance	787	—	161	—
Time and demand other	—	—	—	—
Real estate construction	3,718	—	—	—
Construction other	3,718	—	—	—
Construction residential	—	—	—	—
Residential real estate	7,943	113	6,190	40
Residential first lien	4,708	110	3,510	40
Residential junior lien/home equity	3,235	3	2,680	—
Commercial real estate	5,426	46	22,769	(43)
Multifamily	50	—	11	—
Non-owner occupied	2,513	3	20,565	4
Owner occupied	2,863	43	2,193	(47)
Loans to individuals	143	3	443	1
Automobile and recreational vehicles	141	3	355	1
Consumer other	2	—	88	—
Subtotal	22,383	162	33,846	(12)
With a specific allowance recorded:
Commercial, financial, agricultural and other	4,585	8	8,056	—
Time and demand	4,542	8	8,056	—
Equipment finance	43	—	—	—
Time and demand other	—	—	—	—
Real estate construction	—	—	—	—
Construction other	—	—	—	—
Construction residential	—	—	—	—
Residential real estate	1,249	—	1,030	—
Residential first lien	—	—	—	—
Residential junior lien/home equity	1,249	—	1,030	—
Commercial real estate	13,193	—	100	—
Multifamily	—	—	—	—
Non-owner occupied	12,223	—	—	—
Owner occupied	970	—	100	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	19,027	8	9,186	—
Total	$41,410	$170	$43,032	$(12)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2024		2023
	Average recorded investment	Interest income recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$4,764	$—	$4,416	$(10)
Time and demand	3,959	—	4,332	(10)
Equipment finance	805	—	84	—
Time and demand other	—	—	—	—
Real estate construction	4,148	—	—	—
Construction other	4,148	—	—	—
Construction residential	—	—	—	—
Residential real estate	8,169	105	6,312	19
Residential first lien	4,855	102	3,584	19
Residential junior lien/home equity	3,314	3	2,728	—
Commercial real estate	4,102	11	22,853	(43)
Multifamily	48	—	23	—
Non-owner occupied	1,890	1	20,527	4
Owner occupied	2,164	10	2,303	(47)
Loans to individuals	134	2	454	1
Automobile and recreational vehicles	132	2	353	1
Consumer other	2	—	101	—
Subtotal	21,317	118	34,035	(33)
With a specific allowance recorded:
Commercial, financial, agricultural and other	6,014	8	11,445	—
Time and demand	5,927	8	11,445	—
Equipment finance	87	—	—	—
Time and demand other	—	—	—	—
Real estate construction	—	—	—	—
Construction other	—	—	—	—
Construction residential	—	—	—	—
Residential real estate	1,249	—	1,237	—
Residential first lien	—	—	—	—
Residential junior lien/home equity	1,249	—	1,237	—
Commercial real estate	17,354	—	200	—
Multifamily	—	—	—	—
Non-owner occupied	15,785	—	—	—
Owner occupied	1,569	—	200	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	24,617	8	12,882	—
Total	$45,934	$126	$46,917	$(33)
Unfunded commitments related to nonperforming loans were $0.4 million and $0.1 million at June 30, 2024 and December 31, 2023, respectively. After consideration of the requirements to draw and available collateral related to these commitments, it was determined that no reserve was required for these commitments at June 30, 2024 and December 31, 2023.

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
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty:

	For the Six Months Ended June 30, 2024
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Rate Reduction and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$189	$1,114	$—	$66	$—	$102	$1,471	0.09%
Time and demand	189	1,114	—	—	—	—	1,303	0.11
Equipment finance	—	—	—	66	—	102	168	0.05
Residential real estate	—	89	—	389	—	—	478	0.02
Residential first lien	—	89	—	360	—	—	449	0.03
Residential junior lien/home equity	—	—	—	29	—	—	29	—
Commercial real estate	—	—	9,675	152	—	—	9,827	0.32
Owner occupied	—	—	9,675	152	—	—	9,827	1.36
Loans to individuals	—	12	—	9	13	—	34	—
Automobile and recreational vehicles	—	12	—	9	13	—	34	—
Total	$189	$1,215	$9,675	$616	$13	$102	$11,810	0.13%

	For the Six Months Ended June 30, 2023
	Rate Reduction	Term Extension	Principal Forgiveness	Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Residential real estate	$24	$161	$—	$244	$429	0.02%
Residential first lien	24	161	—	244	429	0.03
Total	$24	$161	$—	$244	$429	—%

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2024
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$—	$245	$—	$—	$245	0.02%
Time and demand	—	245	—	—	245	0.02
Residential real estate	—	—	—	193	193	0.01
Residential first lien	—	—	—	193	193	0.01
Commercial real estate	—	—	9,675	—	9,675	0.31
Owner occupied	—	—	9,675	—	9,675	1.34
Total	$—	$245	$9,675	$193	$10,113	0.11%

	For the Three Months Ended June 30, 2023
	Rate Reduction	Term Extension	Principal Forgiveness	Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Residential real estate	$—	$161	$—	$244	$405	0.02%
Residential first lien	—	161	—	244	405	0.02
Total loans and leases	$—	$161	$—	$244	$405	—%
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

	For the Six Months Ended June 30, 2024
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	1.78%	2.1	$—	0.4
Time and demand	1.50	2.1	—	0.0
Equipment finance	2.30	0.5	—	0.4
Residential real estate	—	4.2	—	0.6
Residential first lien	—	3.8	—	0.7
Residential junior lien/home equity	—	10.3	—	0.3
Commercial real estate	—	0.5	—	0.9
Owner occupied	—	0.5	—	0.9
Loans to individuals	2.39	2.6	—	0.4
Automobile and recreational vehicles	2.39	2.6	—	0.4
Total	1.81%	2.5	$—	0.9

	For the Six Months Ended June 30, 2023
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Residential real estate	2.25%	3.1	$—	0.5
Residential first lien	2.25	3.1	—	0.5
Total	2.25%	3.1	$—	0.5

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2024
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	—%	5.0	$—	0.0
Time and demand	—	5.0	—	0.0
Residential real estate	—	1.4	—	0.5
Residential first lien	—	1.4	—	0.5
Commercial real estate	—	0.0	—	0.9
Owner occupied	—	0.0	—	0.9
Total	—%	3.4	$—	0.9

	For the Three Months Ended June 30, 2023
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Residential real estate	—%	3.1	—	0.5
Residential first lien	—	3.1	—	0.5
Total	—%	3.1	$—	0.5

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A modification is considered to be in default when the loan is 90 days or more past due. For the six months ended June 30, 2024, there were no modified loans that were considered to be in default. The following table shows the payment status of loans that have been modified in the last twelve months prior to the date presented:

	June 30, 2024
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,273	$245	$—	$—	$1,518
Time and demand	1,105	245	—	—	1,350
Equipment finance	168	—	—	—	168
Residential real estate	570	238	—	—	808
Residential first lien	541	238	—	—	779
Residential junior lien/home equity	29	—	—	—	29
Commercial real estate	9,675	152	—	—	9,827
Owner occupied	9,675	152	—	—	9,827
Loans to individuals	34	—	—	—	34
Automobile and recreational vehicles	34	—	—	—	34
Total loans and leases	$11,552	$635	$—	$—	$12,187

	December 31, 2023
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$50	$—	$—	$—	$50
Time and demand	50	—	—	—	50
Residential real estate	758	—	—	—	758
Residential first lien	758	—	—	—	758
Commercial real estate	9,663	—	—	—	9,663
Owner occupied	9,663	—	—	—	9,663
Total loans and leases	$10,471	$—	$—	$—	$10,471

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Six Months Ended June 30, 2024
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$27,996	$(5,250)	$523	$7,339	$30,608
Time and demand	22,819	(3,377)	394	3,753	23,589
Commercial credit cards	278	(102)	—	68	244
Equipment finance	3,399	(714)	36	2,571	5,292
Time and demand other	1,500	(1,057)	93	947	1,483
Real estate construction	7,418	(35)	6	(1,000)	6,389
Construction other	6,448	(35)	6	(402)	6,017
Construction residential	970	—	—	(598)	372
Residential real estate	23,901	(255)	170	(1,643)	22,173
Residential first lien	16,975	(109)	113	(1,234)	15,745
Residential junior lien/home equity	6,926	(146)	57	(409)	6,428
Commercial real estate	37,071	(624)	124	5,973	42,544
Multifamily	5,233	—	—	(27)	5,206
Non-owner occupied	19,995	(470)	48	5,463	25,036
Owner occupied	11,843	(154)	76	537	12,302
Loans to individuals	21,332	(4,868)	1,505	3,971	21,940
Automobile and recreational vehicles	19,142	(3,725)	1,261	2,998	19,676
Consumer credit cards	372	(228)	45	157	346
Consumer other	1,818	(915)	199	816	1,918
Total loans and leases	$117,718	$(11,032)	$2,328	$14,640	$123,654
a) The provision expense (credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2023
	Beginning balance	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$22,650	$19,417	$(7,340)	$254	$6,733	$41,714
Time and demand	20,040	19,417	(6,470)	168	4,718	37,873
Commercial credit cards	335	—	(35)	7	13	320
Equipment finance	1,086	—	(45)	—	1,033	2,074
Time and demand other	1,189	—	(790)	79	969	1,447
Real estate construction	8,822	287	—	—	(1,381)	7,728
Construction other	6,360	227	—	—	(442)	6,145
Construction residential	2,462	60	—	—	(939)	1,583
Residential real estate	21,412	527	(80)	71	1,810	23,740
Residential first lien	14,822	197	(17)	43	1,518	16,563
Residential junior lien/home equity	6,590	330	(63)	28	292	7,177
Commercial real estate	28,804	6,971	(1,517)	136	4,533	38,927
Multifamily	4,726	234	—	—	815	5,775
Non-owner occupied	16,426	2,739	—	124	2,421	21,710
Owner occupied	7,652	3,998	(1,517)	12	1,297	11,442
Loans to individuals	21,218	3	(2,289)	927	1,578	21,437
Automobile and recreational vehicles	18,819	3	(1,586)	702	1,320	19,258
Consumer credit cards	412	—	(146)	47	62	375
Consumer other	1,987	—	(557)	178	196	1,804
Total loans and leases	$102,906	$27,205	$(11,226)	$1,388	$13,273	$133,546
a) The provision expense (credit) shown here includes the day 1 provision on non-PCD loans acquired from Centric and excludes the provision for off-balance sheet credit exposure included in the income statement.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2024
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$27,046	$(2,588)	$103	$6,047	$30,608
Time and demand	20,836	(1,612)	47	4,318	23,589
Commercial credit cards	305	(58)	—	(3)	244
Equipment finance	4,326	(363)	21	1,308	5,292
Time and demand other	1,579	(555)	35	424	1,483
Real estate construction	6,549	(35)	—	(125)	6,389
Construction other	5,801	(35)	—	251	6,017
Construction residential	748	—	—	(376)	372
Residential real estate	23,893	(175)	111	(1,656)	22,173
Residential first lien	16,883	(81)	70	(1,127)	15,745
Residential junior lien/home equity	7,010	(94)	41	(529)	6,428
Commercial real estate	39,103	(341)	10	3,772	42,544
Multifamily	5,225	—	—	(19)	5,206
Non-owner occupied	22,064	(187)	4	3,155	25,036
Owner occupied	11,814	(154)	6	636	12,302
Loans to individuals	22,507	(2,330)	843	920	21,940
Automobile and recreational vehicles	20,243	(1,783)	708	508	19,676
Consumer credit cards	347	(78)	27	50	346
Consumer other	1,917	(469)	108	362	1,918
Total loans and leases	$119,098	$(5,469)	$1,067	$8,958	$123,654
a) The provision expense (credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2023
	Beginning balance	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$42,568	$3,468	$(6,677)	$95	$2,260	$41,714
Time and demand	39,465	3,468	(6,215)	52	1,103	37,873
Commercial credit cards	331	—	(9)	5	(7)	320
Equipment finance	1,461	—	—	—	613	2,074
Time and demand other	1,311	—	(453)	38	551	1,447
Real estate construction	7,949	—	—	—	(221)	7,728
Construction other	5,891	—	—	—	254	6,145
Construction residential	2,058	—	—	—	(475)	1,583
Residential real estate	22,773	—	(1)	33	935	23,740
Residential first lien	15,824	—	(1)	17	723	16,563
Residential junior lien/home equity	6,949	—	—	16	212	7,177
Commercial real estate	39,377	1,658	(1,517)	94	(685)	38,927
Multifamily	5,541	—	—	—	234	5,775
Non-owner occupied	21,552	—	—	86	72	21,710
Owner occupied	12,284	1,658	(1,517)	8	(991)	11,442
Loans to individuals	21,218	—	(1,148)	456	911	21,437
Automobile and recreational vehicles	19,013	—	(784)	312	717	19,258
Consumer credit cards	368	—	(80)	30	57	375
Consumer other	1,837	—	(284)	114	137	1,804
Total loans and leases	$133,885	$5,126	$(9,343)	$678	$3,200	$133,546
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

			June 30, 2024	December 31, 2023
Balance sheet:
Operating lease asset classified as premises and equipment			$42,537	$45,005
Operating lease liability classified as other liabilities			47,043	49,327

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,455	$1,550	$2,927	$3,044

Weighted average lease term, in years			13.15	13.52
Weighted average discount rate			3.65%	3.50%
Operating cash flows			$1,532	$1,573
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2024 were as follows (dollars in thousands):

For the twelve months ended:
June 30, 2025	$5,862
June 30, 2026	5,379
June 30, 2027	4,864
June 30, 2028	4,422
June 30, 2029	4,456
Thereafter	35,349
Total future minimum lease payments	60,332
Less remaining imputed interest	13,289
Operating lease liability	$47,043

Note 10 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at June 30, 2024 and December 31, 2023, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
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

	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Inputs	Range / (weighted average)
June 30, 2024
Other Investments	$6,182	Carrying Value	N/A	N/A
Limited Partnership Investments	28,825	Par Value	N/A	N/A
December 31, 2023
Other Investments	$6,182	Carrying Value	N/A	N/A
Limited Partnership Investments	27,137	Par Value	N/A	N/A

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$3,139	$—	$3,139
Mortgage-Backed Securities - Commercial	—	612,336	—	612,336
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	383,624	—	383,624
Other Government-Sponsored Enterprises	—	922	—	922
Obligations of States and Political Subdivisions	—	7,849	—	7,849
Corporate Securities	—	63,291	—	63,291
Total Debt Securities	—	1,071,161	—	1,071,161
Equity Securities	5,558	—	—	5,558
Total Securities Available for Sale	5,558	1,071,161	—	1,076,719
Other Investments	—	18,253	6,182	24,435
Loans Held for Sale	—	50,769	—	50,769
Other Assets(a)	—	49,147	28,825	77,972
Total Assets	$5,558	$1,189,330	$35,007	$1,229,895
Other Liabilities(a)	$—	$70,067	$—	$70,067
Total Liabilities	$—	$70,067	$—	$70,067
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$3,465	$—	$3,465
Mortgage-Backed Securities - Commercial	—	465,393	—	465,393
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	494,599	—	494,599
Other Government-Sponsored Enterprises	—	915	—	915
Obligations of States and Political Subdivisions	—	8,202	—	8,202
Corporate Securities	—	48,412	—	48,412
Total Securities Available for Sale	—	1,020,986	—	1,020,986
Other Investments	—	44,689	6,182	50,871
Loans Held for Sale	—	29,820	—	29,820
Other Assets(a)	—	32,668	27,137	59,805
Total Assets	$—	$1,128,163	$33,319	$1,161,482
Other Liabilities(a)	$—	$58,167	$—	$58,167
Total Liabilities	$—	$58,167	$—	$58,167
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the six months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2024
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$6,182	$27,137	$33,319
Total gains or losses
Included in earnings	—	(11)	(11)
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	2,236	2,236
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(537)	(537)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$6,182	$28,825	$35,007

	2023
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,170	$17,691	$18,861
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	5,000	7,617	12,617
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(354)	(354)
Transfers from Level 3	—	—	—
Transfers into Level 3	12	57	69
Balance, end of period	$6,182	$25,011	$31,193
During the six months ended June 30, 2024 and 2023, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2024 and 2023.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2024
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$6,182	$28,445	$34,627
Total gains or losses
Included in earnings	—	(5)	(5)
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	727	727
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(342)	(342)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$6,182	$28,825	$35,007

	2023
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$6,182	$24,486	$30,668
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	728	728
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(203)	(203)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$6,182	$25,011	$31,193
During the three months ended June 30, 2024 and 2023, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2024 and 2023.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets measured at fair value on a nonrecurring basis at the dates shown below:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$35,702	$10,506	$46,208
Other real estate owned	—	701	—	701
Total Assets	$—	$36,403	$10,506	$46,909

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$25,215	$9,708	$34,923
Other real estate owned	—	609	—	609
Total Assets	$—	$25,824	$9,708	$35,532
The following (losses) gains were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Nonperforming loans	$(6,750)	$(848)	$(8,554)	$(500)
Other real estate owned	(4)	—	(38)	—
Total losses	$(6,754)	$(848)	$(8,592)	$(500)
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
The fair value for other real estate owned that is determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned that is determined using an internal valuation, is classified as Level 3. Other real estate owned has a current carrying value of $0.5 million as of June 30, 2024 and primarily consists of residential real estate properties in Pennsylvania and Ohio. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2024.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.2 million and $0.1 million at June 30, 2024 and December 31, 2023. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	June 30, 2024
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$109,907	$109,907	$109,907	$—	$—
Interest-bearing deposits	78,386	78,386	78,386	—	—
Securities available for sale	1,071,161	1,071,161	—	1,071,161	—
Equity securities	5,558	5,558	5,558	—	—
Securities held to maturity	453,820	381,965	—	381,965	—
Other investments	24,435	24,435	—	18,253	6,182
Loans held for sale	50,769	50,769	—	50,769	—
Loans and leases	8,994,890	8,781,146	—	35,702	8,745,444
Financial liabilities
Deposits	9,408,921	9,402,057	—	9,402,057	—
Short-term borrowings	537,613	533,349	—	533,349	—
Subordinated debt	128,226	108,686	—	—	108,686
Long-term debt	3,742	3,643	—	3,643	—
Capital lease obligation	4,613	4,613	—	4,613	—

	December 31, 2023
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$125,436	$125,436	$125,436	$—	$—
Interest-bearing deposits	21,557	21,557	21,557	—	—
Securities available for sale	1,020,986	1,020,986	—	1,020,986	—
Securities held to maturity	419,009	350,595	—	350,595	—
Other investments	50,871	50,871	—	44,689	6,182
Loans held for sale	29,820	29,820	—	29,820	—
Loans and leases	8,968,761	8,860,736	—	25,215	8,835,521
Financial liabilities
Deposits	9,192,309	9,187,655	—	9,187,655	—
Short-term borrowings	597,835	594,670	—	594,670	—
Subordinated debt	177,741	151,525	—	—	151,525
Long-term debt	4,122	4,041	—	4,041	—
Capital lease obligation	4,894	4,894	—	4,894	—

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
We have 26 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have 21 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
The fee received, for such derivatives, less the estimate of the loss for the credit exposure, are recognized in earnings at the time of the transaction.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three and six months ended June 30, 2024 was an increase of $13 thousand and $0.3 million, respectively.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded. At June 30, 2024, the underlying funded mortgage loan commitments had a carrying value of $14.9 million and a fair value of $16.2 million, while the underlying unfunded mortgage loan commitments had a notional amount of $75.0 million. At December 31, 2023, the underlying funded mortgage loan commitments had a carrying value of $7.1 million and a fair value of $8.1 million, while the underlying unfunded mortgage loan commitments had a notional amount of $38.2 million. The interest rate lock commitments increased other noninterest income by $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively.
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
During 2021, the Company entered into eight interest rate swap contracts that were designated as cash flow hedges, $25.0 million of which matured during the second quarter of 2024. The remaining interest rate swaps have a total notional amount of $475.0 million: $50.0 million with an original maturity of three years, $250.0 million with an original maturity of four years and $175.0 million with an original maturity of five years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans. Initially these swaps were benchmarked to the 1-month LIBOR rate however, as a result of the discontinuance of the LIBOR rate on June 30, 2023, these swaps were amended to hedge exposure to the variability of the 1-month CME SOFR rate. Therefore, the interest rate swaps convert the interest payments on the first $500.0 million of 1-month CME SOFR based commercial loans into fixed rate payments. The following table provides the notional amount of interest rate swap contracts and their maturity date.

Notional Amount	Maturity Date
(dollars in thousands)
50,000	12/01/24
150,000	05/01/25
25,000	08/25/25
25,000	10/10/25
50,000	11/05/25
150,000	05/01/26
25,000	10/15/26
$475,000
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income. For the three and six months ended June 30, 2024, there was a negative impact of $10.8 million on net interest income as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," or "Interest and fees on loans", the same line items in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at June 30, 2024, and changes in the fair value attributed to hedge ineffectiveness were not material.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Interest rate derivatives:
Credit value adjustment	$(1)	$(13)
Notional amount:
Interest rate derivatives	922,177	945,046
Interest rate caps	37,445	37,647
Interest rate collars	524	35,878
Risk participation agreements	179,386	206,325
Sold credit protection on risk participation agreements	(152,342)	(121,265)
Interest rate options	75,006	38,155
Interest rate forwards:
Fair value adjustment	56	(352)
Notional amount	77,000	39,000
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(20,976)	(25,133)
Notional amount	545,000	570,000

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income", "Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Non-hedging interest rate derivatives
Increase in other income	$13	$164	$296	$403
Non-hedging interest rate forwards
Increase (decrease) in other income	206	(253)	408	(130)
Hedging interest rate derivatives
Decrease in interest and fees on loans	(5,907)	(5,412)	(12,202)	(10,170)
Decrease in interest from subordinated debentures	(724)	(650)	(1,447)	(1,210)

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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill at both June 30, 2024 and December 31, 2023 was $363.7 million. No impairment charges on goodwill or other intangible assets were incurred in 2024 or 2023.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of June 30, 2024, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Note 14 Subordinated Debentures
Subordinated debentures outstanding are as follows:

			June 30, 2024	December 31, 2023
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	3-Month CME Term SOFR + 0.26161% + 1.845%	$—	$49,592
First Commonwealth Bank	2033	5.50% until June 1, 2028, then 3-Month CME Term SOFR + 0.26161% + 2.37%	49,376	49,341
First Commonwealth Financial Corp	2031	4.50% until March 29, 2026, then Prime + 1.00%	6,683	6,641
First Commonwealth Capital Trust II	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	41,238	41,238
Total			$128,226	$177,741
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
On May 21, 2018, First Commonwealth issued ten-year subordinated notes with an aggregate principal amount of $50.0 million. Interest was paid quarterly at a rate of three-month CME Term SOFR + 0.26161% + 1.845%. On June, 1, 2024, the Bank redeemed the notes, in whole, at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. As part of the redemption of these notes, the remaining deferred issuance costs of $0.4 million were recognized as a loss on redemption.
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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $2.5 million and $2.1 million in commission expense as of June 30, 2024 and 2023, respectively.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$2,821	$2,532	$5,548	$5,018
Service charges on deposit accounts	5,546	5,324	10,929	10,242
Insurance and retail brokerage commissions	2,709	2,314	4,955	4,866
Card-related interchange income	7,137	7,372	13,827	14,201
Gain on sale of other loans and assets	143	105	278	166
Other income	1,181	1,067	2,312	2,136
Noninterest Income (in-scope of Topic 606)	19,537	18,714	37,849	36,629
Noninterest Income (out-of-scope of Topic 606)	5,673	5,809	11,349	10,857
Total Noninterest Income	$25,210	$24,523	$49,198	$47,486

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and six months ended June 30, 2024 and 2023, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 64 and 72 for six and three months ended June 30, 2024 and 2023.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands, except per share data)
Net Income	$37,088	$42,781	$74,637	$73,005
Per Share Data:
Basic Earnings per Share	$0.36	$0.42	$0.73	$0.72
Diluted Earnings per Share	0.36	0.42	0.73	0.72
Cash Dividends Declared per Common Share	0.130	0.125	0.255	0.245
Average Balance:
Total assets	$11,695,160	$11,156,913	$11,608,301	$10,824,756
Total equity	1,344,360	1,234,834	1,334,843	1,198,147
End of Period Balance:
Net loans and leases (1)			$8,922,005	$8,682,590
Total assets			11,626,873	11,318,604
Total deposits			9,408,921	9,146,278
Total equity			1,362,505	1,232,419
Key Ratios:
Return on average assets	1.28%	1.54%	1.29%	1.36%
Return on average equity	11.10%	13.90%	11.24%	12.29%
Dividends payout ratio	36.11%	29.76%	34.93%	34.03%
Average equity to average assets ratio	11.50%	11.07%	11.50%	11.07%
Net interest margin	3.57%	3.85%	3.55%	3.93%
Net loans to deposits ratio			94.82%	94.93%
(1) Includes loans held for sale.

Results of Operations
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net Income
For the six months ended June 30, 2024, First Commonwealth had net income of $74.6 million, or $0.73 diluted earnings per share, compared to net income of $73.0 million, or $0.72 diluted earnings per share, in the six months ended June 30, 2023. The increase in net income was primarily the result of a $6.0 million decrease in noninterest expense as a result of $8.5 million in expenses related to the Centric acquisition recognized in the six months ended June 30, 2023. Other items impacting net income include a $4.9 million decrease in net interest income and a $1.3 million increase in the provision for credit losses offset by a $1.7 million increase in noninterest income.
For the six months ended June 30, 2024, the Company’s return on average equity was 11.24% and its return on average assets was 1.29%, compared to 12.29% and 1.36%, respectively, for the six months ended June 30, 2023.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $187.9 million in the first six months of 2024, compared to $192.8 million for the same period in 2023. The decrease in net interest income can be attributed to a 122 basis point increase in the cost of interest-bearing liabilities offset by a 58 basis point increase in the yield on interest-earning assets. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 79.2% and 80.2% for the six months ended June 30, 2024 and 2023, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The net interest margin on a fully taxable equivalent basis was 3.55% for the six months ended June 30, 2024 and 3.93% for the six months ended June 30, 2023. The net interest margin is affected by changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.
The taxable equivalent yield on interest-earning assets was 5.60% for the six months ended June 30, 2024, an increase of 58 basis points compared to the 5.02% yield for the same period in 2023. This change is a result of the higher interest rate environment and resulted in the loan portfolio yield increasing by 58 basis points when compared to the six months ended June 30, 2023. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased 46 basis points due to the impact on loan repricing and new volumes at higher interest rates. Additionally, 8 basis points of the yield on interest-earning assets can be attributed to the recognition of $4.1 million in accretion of purchase accounting marks, primarily from the Centric acquisition. For the six months ended June 30, 2023, accretion of purchase accounting marks contributed $4.4 million, or 9 basis points, to the yield on interest-earning assets.
The investment portfolio yield increased 101 basis points in comparison to the prior year as new volume rates were higher than the portfolio yield. The average investment portfolio balance for the period ended June 30, 2024 increased $261.4 million as compared to the six months ended June 30, 2023 as a result of liquidity from growth in interest-bearing liabilities. The yield on interest-bearing deposits with banks increased 44 basis points for the six months ended June 30, 2024 as compared to the prior year, while the average balance decreased from $178.1 million in 2023 to $160.4 million in 2024.
The cost of interest-bearing liabilities increased to 2.81% for the six months ended June 30, 2024, from 1.59% for the same period in 2023. The cost of interest-bearing deposits increased 126 basis points and short-term borrowings increased 26 basis points in comparison to the same period last year. The increase in the cost of interest-bearing deposits can be attributed to higher market interest rates and changes in the mix of deposits as customers moved funds to take advantage of the increased rates offered in money market and time deposit accounts. Comparing the six months ended June 30, 2024 with the comparable period in 2023, average time deposits increased $638.8 million, or 79.2%, with an increase in the cost of these deposits of 154 basis points. Other interest-bearing deposits increased on average $137.3 million, or 2.5%, compared to the six months ended June 30, 2023 and the cost of these deposits increased 103 basis points. Compared to the prior period, short-term borrowings increased an average of $219.4 million in order to fund growth in loans and investments.
For the six months ended June 30, 2024, changes in rates negatively impacted net interest income by $6.9 million when compared with the same period in 2023. The higher yield on interest-earning assets positively impacted net interest income by $34.3 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $41.1 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $2.0 million for the six months ended June 30, 2024, as compared to the same period in 2023. Higher levels of interest-earning assets resulted in an increase of $16.1 million in interest income, and changes in the volume and mix of interest-bearing liabilities increased interest expense by $14.0 million. Average interest-earning assets for the six months ended June 30, 2024 increased $755.4 million, or 7.6%, compared to the same period in 2023. Average loans for the comparable period increased $511.7 million, or 6.0%.
Net interest income was negatively impacted by a $232.5 million decrease in average net free funds for the six months ended June 30, 2024 as compared to June 30, 2023. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The level of net free funds was impacted by a lower level of noninterest-bearing demand deposits as customers became more rate sensitive and moved their funds into interest-bearing deposits.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the six months ended June 30:

	2024	2023
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$296,144	$245,856
Adjustment to fully taxable equivalent basis	652	610
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	296,796	246,466
Interest expense	108,848	53,674
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$187,948	$192,792

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the six months ended June 30:

	2024			2023
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$160,398	$4,466	5.60%	$178,084	$4,553	5.16%
Tax-free investment securities	20,320	272	2.69	21,772	292	2.70
Taxable investment securities	1,471,002	23,029	3.15	1,208,158	12,710	2.12
Loans and leases, net of unearned income (b)(c)	9,007,969	269,029	6.01	8,496,305	228,911	5.43
Total interest-earning assets	10,659,689	296,796	5.60	9,904,319	246,466	5.02
Noninterest-earning assets:
Cash	114,049			110,367
Allowance for credit losses	(119,947)			(129,242)
Other assets	954,510			939,312
Total noninterest-earning assets	948,612			920,437
Total Assets	$11,608,301			$10,824,756
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,882,353	$16,239	1.73%	$1,947,587	$10,369	1.07%
Savings deposits (d)	3,709,488	43,690	2.37	3,506,907	20,081	1.15
Time deposits	1,445,752	30,795	4.28	806,981	10,969	2.74
Short-term borrowings	570,717	13,104	4.62	351,321	7,594	4.36
Long-term debt	178,780	5,020	5.65	186,378	4,661	5.04
Total interest-bearing liabilities	7,787,090	108,848	2.81	6,799,174	53,674	1.59
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,306,306			2,629,575
Other liabilities	180,062			197,860
Shareholders’ equity	1,334,843			1,198,147
Total Noninterest-Bearing Funding Sources	3,821,211			4,025,582
Total Liabilities and Shareholders’ Equity	$11,608,301			$10,824,756
Net Interest Income and Net Yield on Interest-Earning Assets		$187,948	3.55%		$192,792	3.93%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the six months ended June 30, 2024 and 2023.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the six months ended June 30, 2024 compared with June 30, 2023:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(87)	$(453)	$366
Tax-free investment securities	(20)	(19)	(1)
Taxable investment securities	10,319	2,763	7,556
Loans and leases	40,118	13,777	26,341
Total interest income (b)	50,330	16,068	34,262
Interest-bearing liabilities:
Interest-bearing demand deposits	5,870	(346)	6,216
Savings deposits	23,609	1,155	22,454
Time deposits	19,826	8,679	11,147
Short-term borrowings	5,510	4,744	766
Long-term debt	359	(190)	549
Total interest expense	55,174	14,042	41,132
Net interest income	$(4,844)	$2,026	$(6,870)
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the six months ended June 30:

	2024		2023
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$7,339	50%	$3,251	124%
Time and demand	3,753	26	1,282	49
Commercial credit cards	68	—	13	1
Equipment finance	2,571	18	1,033	39
Time and demand other	947	6	923	35
Real estate construction	(1,000)	(7)	(3,019)	(115)
Construction other	(402)	(3)	(1,588)	(60)
Construction residential	(598)	(4)	(1,431)	(55)
Residential real estate	(1,643)	(11)	1,196	45
Residential first lien	(1,234)	(8)	1,081	41
Residential junior lien/home equity	(409)	(3)	115	4
Commercial real estate	5,973	41	(378)	(14)
Multifamily	(27)	—	301	12
Non-owner occupied	5,463	37	310	12
Owner occupied	537	4	(989)	(38)
Loans to individuals	3,971	27	1,570	60
Automobile and recreational vehicles	2,998	20	1,316	50
Consumer credit cards	157	1	62	3
Consumer other	816	6	192	7
Provision for credit losses on loans and leases	$14,640	100%	$2,620	100%
Provision for credit losses - acquisition day 1 non-PCD	—		10,653
Total provision for credit losses on loans and leases	14,640		13,273
Provision for off-balance sheet credit exposure	(2,575)		(2,480)
Total provision for credit losses	$12,065		$10,793
Total provision expense for the six months ended June 30, 2024, increased $1.3 million compared to the six months ended June 30, 2023. The increase can be attributed to $8.7 million in net charge-offs as well as an increase of $6.7 million in specific reserves. The specific reserves can be attributed to $3.8 million for two time and demand relationships and $2.6 million for three non-owner occupied relationships, all of which were moved to nonaccrual during the six months ended June 30, 2024. During the first six months of 2023, provision expense of $10.7 million was recognized as the day 1 non-PCD provision expense resulting from the Centric acquisition and a $0.1 million decrease in the provision for off-balance sheet commitments. The negative provision for off-balance sheet commitments for the six months ended June 30, 2024 was a result of lower off-balance sheet commitments related to construction and time and demand loans.
The allowance for credit losses was $123.7 million, or 1.37%, of total loans and leases outstanding at June 30, 2024, compared to $117.7 million, or 1.31%, at December 31, 2023 and $133.5 million, or 1.52%, at June 30, 2023. Nonperforming loans as a percentage of total loans and leases increased to 0.63% at June 30, 2024 from 0.54% as of June 30, 2023 and 0.44% at December 31, 2023. The allowance to nonperforming loan ratio was 216.48%, 298.23% and 278.17% as of June 30, 2024, December 31, 2023 and June 30, 2023, respectively.

Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at June 30, 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the six months ended June 30, 2024 and 2023 and the year-ended December 31, 2023:

	June 30, 2024	June 30, 2023	December 31, 2023
	(dollars in thousands)
Balance, beginning of period	$117,718	$102,906	$102,906
Day 1 allowance for credit loss on PCD acquired loans	—	27,205	27,205
Provision for credit losses - acquisition day 1 non-PCD	—	10,653	10,653
Loans charged off:
Commercial, financial, agricultural and other	5,250	7,340	19,199
Real estate construction	35	—	—
Residential real estate	255	80	561
Commercial real estate	624	1,517	6,277
Loans to individuals	4,868	2,289	7,230
Total loans charged off	11,032	11,226	33,267
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	523	254	498
Real estate construction	6	—	—
Residential real estate	170	71	247
Commercial real estate	124	136	151
Loans to individuals	1,505	927	2,219
Total recoveries	2,328	1,388	3,115
Net charge-offs	8,704	9,838	30,152
Provision for credit losses on loans and leases charged to expense	14,640	2,620	7,106
Balance, end of period	$123,654	$133,546	$117,718
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.19%	0.23%	0.35%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding	1.37%	1.52%	1.31%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the six months ended June 30:

	2024	2023	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$5,548	$5,018	$530	11%
Service charges on deposit accounts	10,929	10,242	687	7
Insurance and retail brokerage commissions	4,955	4,866	89	2
Income from bank owned life insurance	2,665	2,422	243	10
Card-related interchange income	13,827	14,201	(374)	(3)
Swap fee income	—	577	(577)	(100)
Other income	4,781	4,286	495	12
Subtotal	42,705	41,612	1,093	3
Net securities losses	(5,535)	—	(5,535)	—
Gain on VISA exchange	5,558	—	5,558	—
Gain on sale of mortgage loans	2,999	1,905	1,094	57
Gain on sale of other loans and assets	3,459	3,977	(518)	(13)
Derivatives mark to market	12	(8)	20	(250)
Total noninterest income	$49,198	$47,486	$1,712	4%
Total noninterest income, excluding net securities losses, gain on VISA exchange, gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market for the six months ended June 30, 2024 increased $1.1 million, or 3%, compared to the six months ended June 30, 2023. Service charges on deposit accounts increased $0.7 million due to increased customer activity and trust income increased $0.5 million due to gains in the value of assets under management. Included in the $0.5 million increase in other income is a $0.2 million increase in income from limited partnership investments. Swap fee income declined $0.6 million as there were no new interest rate swaps entered into by our commercial loan customers and card-related interchange income decreased $0.4 million due to a slight decline in customer card usage.
Total noninterest income increased $1.7 million, or 4%, compared to the same period in the prior year. The most significant changes, other than the changes noted above, include a $5.6 million gain related to the conversion of Visa class B shares and a $1.1 million increase in gain on sale of mortgage loans as a result of changes in volume and the spread received on mortgage loans sold. Offsetting these are $5.5 million in losses recognized on the sale of $75.1 million in available for sale securities, which were sold in order to reinvest into higher yielding investments, and a $0.5 million decrease in the gain on sale of other loans and assets primarily due to a change in the spread on the sale of SBA loans.
The Company's total assets exceeded $10.0 billion as of December 31, 2023; therefore, beginning July 1, 2024, we are subject to the interchange fee cap included in the Durbin Amendment to the Dodd-Frank Act. We estimate that the application of the interchange fee cap, as compared to the twelve months prior to being subject to the cap, will decrease our interchange income by approximately $6.9 million during the last two quarters of 2024 and will decrease our annual interchange income by approximately $13.8 million in 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the six months ended June 30:

	2024	2023	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$72,644	$70,999	$1,645	2%
Net occupancy	10,156	9,802	354	4
Furniture and equipment	8,758	8,522	236	3
Data processing	7,664	7,167	497	7
Advertising and promotion	2,217	2,990	(773)	(26)
Pennsylvania shares tax	2,328	2,425	(97)	(4)
Intangible amortization	2,433	2,429	4	—
Other professional fees and services	2,528	2,773	(245)	(9)
FDIC insurance	2,899	2,694	205	8
Other operating	17,550	17,358	192	1
Subtotal	129,177	127,159	2,018	2
Loss on sale or write-down of assets	220	47	173	368
Litigation and operational losses	1,491	1,637	(146)	(9)
Loss on early redemption of subordinated debt	369	—	369	—
Merger and acquisition related	114	8,481	(8,367)	(99)
Total noninterest expense	$131,371	$137,324	$(5,953)	(4)%
Noninterest expense decreased $6.0 million, or 4%, for the six months ended June 30, 2024 compared to the same period in 2023. This decrease is primarily the result of $8.5 million in merger-related expenses associated with the Centric acquisition recognized during the comparable period in 2023. Advertising and promotion expense decreased $0.8 million due to the timing and types of advertising in 2024 compared to 2023. Offsetting these decreases is a $1.6 million increase in salaries and benefits expense primarily due to annual merit salary increases and the inclusion of Centric employees for six months in 2024, as compared to five months in 2023. The number of full time equivalent employees totaled 1,483 at June 30, 2023 and 1,472 at June 30, 2024. Increases in net occupancy, furniture and equipment and intangible amortization all reflected increases primarily due to the Centric acquisition, while data processing costs increased $0.5 million due to continued investment in our digital banking and other product offerings. During the six months ended June 30, 2024, $0.4 million in remaining subordinated debt issuance costs that were being amortized over the life of the instrument were accelerated and recognized in conjunction with the redemption of $50.0 million in subordinated debentures.
Income Tax
The provision for income taxes decreased $0.1 million for the six months ended June 30, 2024, compared to the corresponding period in 2023.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the six months ended June 30, 2024 and 2023.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an effective tax rate of 19.8% and 20.3% for the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024, our deferred tax assets totaled $60.0 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earnings levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Net Income
For the three months ended June 30, 2024, First Commonwealth recognized net income of $37.1 million, or $0.36 diluted earnings per share, compared to net income of $42.8 million, or $0.42 diluted earnings per share, in the three months ended June 30, 2023. The decrease in net income was primarily the result of a $2.8 million decrease in net interest income and a $5.0 million increase in the provision for credit losses.
For the three months ended June 30, 2024, the Company’s return on average equity was 11.10% and its return on average assets was 1.28%, compared to 13.90% and 1.54%, respectively, for the three months ended June 30, 2023.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $95.3 million in the second quarter of 2024, compared to $98.1 million for the same period in 2023. The decrease in net interest income can be attributed to a 97 basis point increase in the cost of interest-bearing liabilities offset by a 50 basis point increase in the yield on interest-earning assets. Net interest income comprises the majority of our operating revenue (i.e., net interest income before provision expense plus noninterest income), at 79.0% and 80.0% for the three months ended June 30, 2024 and 2023, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.57% and 3.85% for the three months ended June 30, 2024 and 2023, respectively.

The taxable equivalent yield on interest-earning assets was 5.66% for the three months ended June 30, 2024, an increase of 50 basis points compared to the 5.16% yield for the same period in 2023. This is largely due to a 48 basis point increase in the loan portfolio yield when compared to the three months ended June 30, 2023 as a result of a higher interest rate environment in 2024. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased 31 basis points due to the impact on loan repricing and new volumes at higher interest rates. Additionally, 8 basis points of the increase in the yield on interest-earnings assets can be attributed to the recognition of $2.1 million in accretion of purchase accounting marks, primarily as a result of the Centric acquisition. For the three months ended June 30, 2023, accretion of purchase accounting marks contributed $3.2 million, or 12 basis points, to the yield on interest-earning assets. During the three months ended June 30, 2024, the yield on interest-earning assets increased by 2 basis points as a result of $0.6 million in deferred interest being recognized with the payoff of a commercial loan which was previously in nonaccrual status.
The investment portfolio yield increased 109 basis points in comparison to the prior year as new volume rates were higher than the portfolio yield. The average investment portfolio balance increased $283.7 million as a result of liquidity from growth in interest-bearing liabilities. The average balance of interest-bearing deposits with banks decreased from $308.4 million in 2023 to $208.4 million in 2024 while the yield increased 32 basis points. During the second quarter of 2024, $75.1 million in available for sale investment securities yielding 2.17% were sold and the proceeds were reinvested into securities yielding 5.49%. This transaction is expected to increase the net interest margin by 2 basis points beginning in the third quarter of 2024.
The cost of interest-bearing liabilities increased to 2.85% for the three months ended June 30, 2024, from 1.88% for the same period in 2023, primarily due to an increase in the cost of time deposits and savings deposits. The cost of interest-bearing demand deposits increased 50 basis points and short-term borrowings decreased 12 basis points in comparison to the same period last year. The increase in the cost of interest-bearing demand deposits can be attributed to higher market interest rates and changes in the mix of deposits as customers moved funds to take advantage of the increased rates on money market and time deposits. Comparing the three months ended June 30, 2024 with the comparable period in 2023, average time deposits increased $574.1 million, or 61.7%, with an increase in the cost of these deposits of 132 basis points. Other interest-bearing deposits increased on average $33.7 million, or 0.6%, compared to the three months ended June 30, 2023 and the cost of these deposits increased 84 basis points. Additionally, on June 1, 2024, the company redeemed a $50 million variable rate subordinated debenture with an interest rate of 7.45%. This redemption is expected to improve the net interest margin by approximately 2 basis points for the remainder of 2024.
For the three months ended June 30, 2024, changes in interest rates negatively impacted net interest income by $2.0 million when compared with the same period in 2023. The higher yield on loans contributed to interest-earning assets positively impacting net interest income by $14.7 million, while an increase in the cost of interest-bearing liabilities negatively impacted net interest income by $16.6 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Changes in the volume of interest-earning assets and interest-bearing liabilities negatively impacted net interest income by $0.8 million during the three months ended June 30, 2024, as compared to the same period in 2023. The mix of interest-earning assets resulted in an increase of $4.8 million in interest income, while changes in the volume and mix of interest-bearing liabilities increased interest expense by $5.6 million. Average interest-earning assets for the three months ended June 30, 2024 increased $511.9 million, or 5.0%, compared to the same period in 2023. Average loans for the comparable period increased $328.3 million, or 3.8%. Average time deposits for the three months ended June 30, 2024 increased by $574.1 million compared to the comparable period in 2023, increasing interest expense by $4.3 million.
Net interest income was negatively impacted by a $190.2 million decrease in average net free funds for the three months ended June 30, 2024 as compared to June 30, 2023. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The decline in the level of net free funds was primarily the result of a decrease in noninterest-bearing demand deposits as a result of customers becoming more rate sensitive as interest rates increased.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended June 30:

	2024	2023
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$150,682	$131,267
Adjustment to fully taxable equivalent basis	329	305
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	151,011	131,572
Interest expense	55,690	33,443
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$95,321	$98,129

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended June 30:

	2024			2023
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$208,360	$2,893	5.58%	$308,412	$4,043	5.26%
Tax-free investment securities	20,174	135	2.69	21,564	144	2.68
Taxable investment securities	1,490,235	12,008	3.24	1,205,160	6,416	2.14
Loans and leases, net of unearned income (b)(c)	9,017,288	135,975	6.06	8,689,021	120,969	5.58
Total interest-earning assets	10,736,057	151,011	5.66	10,224,157	131,572	5.16
Noninterest-earning assets:
Cash	110,802			108,596
Allowance for credit losses	(120,077)			(134,750)
Other assets	968,378			958,910
Total noninterest-earning assets	959,103			932,756
Total Assets	$11,695,160			$11,156,913
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,905,013	$8,539	1.80%	$2,045,853	$6,637	1.30%
Savings deposits (d)	3,724,015	22,202	2.40	3,549,483	12,228	1.38
Time deposits	1,504,544	16,263	4.35	930,447	7,036	3.03
Short-term borrowings	545,551	6,339	4.67	434,783	5,193	4.79
Long-term debt	170,963	2,347	5.52	187,379	2,349	5.03
Total interest-bearing liabilities	7,850,086	55,690	2.85	7,147,945	33,443	1.88
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,310,274			2,580,842
Other liabilities	190,440			193,292
Shareholders’ equity	1,344,360			1,234,834
Total noninterest-bearing funding sources	3,845,074			4,008,968
Total Liabilities and Shareholders’ Equity	$11,695,160			$11,156,913
Net Interest Income and Net Yield on Interest-Earning Assets		$95,321	3.57%		$98,129	3.85%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended June 30, 2024 and 2023.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended June 30, 2024 compared with June 30, 2023:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(1,150)	$(1,312)	$162
Tax-free investment securities	(9)	(9)	—
Taxable investment securities	5,592	1,521	4,071
Loans and leases	15,006	4,567	10,439
Total interest income (b)	19,439	4,767	14,672
Interest-bearing liabilities:
Interest-bearing demand deposits	1,902	(456)	2,358
Savings deposits	9,974	600	9,374
Time deposits	9,227	4,337	4,890
Short-term borrowings	1,146	1,323	(177)
Long-term debt	(2)	(206)	204
Total interest expense	22,247	5,598	16,649
Net interest income	$(2,808)	$(831)	$(1,977)

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the three months ended June 30:

	2024		2023
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$6,047	67%	$2,260	71%
Time and demand	4,318	48	1,103	35
Commercial credit cards	(3)	—	(7)	—
Equipment finance	1,308	14	613	19
Time and demand other	424	5	551	17
Real estate construction	(125)	(1)	(221)	(7)
Construction other	251	3	254	8
Construction residential	(376)	(4)	(475)	(15)
Residential real estate	(1,656)	(18)	935	29
Residential first lien	(1,127)	(12)	723	22
Residential junior lien/home equity	(529)	(6)	212	7
Commercial real estate	3,772	42	(685)	(21)
Multifamily	(19)	—	234	8
Non-owner occupied	3,155	35	72	2
Owner occupied	636	7	(991)	(31)
Loans to individuals	920	10	911	28
Automobile and recreational vehicles	508	5	717	22
Consumer credit cards	50	1	57	2
Consumer other	362	4	137	4
Provision for credit losses on loans and leases	$8,958	100%	$3,200	100%
Provision for off-balance sheet credit exposure	(1,131)		(410)
Total provision for credit losses	$7,827		$2,790

The provision for credit losses on loans and leases for the three months ended June 30, 2024 increased in comparison to the three months ended June 30, 2023 by $5.8 million. The level of provision expense in the second quarter of 2024 is primarily the result of $4.4 million in net charges-offs and an additional $5.8 million in specific reserves. The provision for off-balance sheet credit exposure decreased $0.7 million primarily due to the level of unfunded commitments. The increase in specific reserves relates to $3.8 million in specific reserves for two time and demand relationships and $1.5 million in specific reserves related to two non-owner occupied relationships, all of which were moved to nonaccrual during the second quarter of 2024. In addition, specific reserves increased by $0.6 million due to an updated appraisal for a non-owner occupied real estate loan.

The level of provision expense in the second quarter of 2023 was primarily the result of increases in loan balances and changes in economic forecasts used in the calculation of the allowance for credit losses. Net charge-offs for the three months ended June 30, 2023 were $8.7 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended June 30, 2024 and 2023 and the year-ended December 31, 2023:

	June 30, 2024	June 30, 2023	December 31, 2023
	(dollars in thousands)
Balance, beginning of period	$119,098	$133,885	$102,906
Day 1 allowance for credit loss on PCD acquired loans	—	—	27,205
Provision for credit losses - acquisition day 1 non-PCD	—	5,126	10,653
Loans charged off:
Commercial, financial, agricultural and other	2,588	6,677	19,199
Real estate construction	35	—	—
Residential real estate	175	1	561
Commercial real estate	341	1,517	6,277
Loans to individuals	2,330	1,148	7,230
Total loans charged off	5,469	9,343	33,267
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	103	95	498
Real estate construction	—	—	—
Residential real estate	111	33	247
Commercial real estate	10	94	151
Loans to individuals	843	456	2,219
Total recoveries	1,067	678	3,115
Net charge-offs	4,402	8,665	30,152
Provision for credit losses on loans charged to expense	8,958	3,200	7,106
Balance, end of period	$123,654	$133,546	$117,718

Noninterest Income
The following table presents the components of noninterest income for the three months ended June 30:

	2024	2023	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,821	$2,532	$289	11%
Service charges on deposit accounts	5,546	5,324	222	4
Insurance and retail brokerage commissions	2,709	2,314	395	17
Income from bank owned life insurance	1,371	1,195	176	15
Card-related interchange income	7,137	7,372	(235)	(3)
Swap fee income	—	332	(332)	(100)
Other income	2,524	2,229	295	13
Subtotal	22,108	21,298	810	4
Net securities losses	(5,535)	—	(5,535)	—
Gain on VISA exchange	5,558	—	5,558	—
Gain on sale of mortgage loans	1,671	1,253	418	33
Gain on sale of other loans and assets	1,408	1,891	(483)	(26)
Derivatives mark to market	—	81	(81)	(100)
Total noninterest income	$25,210	$24,523	$687	3%

Total noninterest income for the three months ended June 30, 2024 increased $0.7 million compared to the three months ended June 30, 2023. The most significant changes include a $5.6 million gain recognized upon the conversion of Visa class B shares, an increase of $0.4 million in insurance and retail brokerage fees due to increased annuity sales, a $0.4 million increase in gain

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

on sale of mortgage loans due to an increase in the volume in sales of mortgage loans and an increase of $0.3 million in trust income fees resulting from a gain in the value of assets under management. Offsetting these increases to noninterest income, were $5.5 million in losses recognized on the sale of available for sale securities, a $0.5 million decrease in the gain on sale of other loans and assets due to changes in the spread of SBA loans sold, and a decrease of $0.3 million in swap fee income as no new interest rate swaps were entered into during the second quarter of 2024.
Noninterest Expense
The following table presents the components of noninterest expense for the three months ended June 30:

	2024	2023	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$37,320	$36,735	$585	2%
Net occupancy	4,822	4,784	38	1
Furniture and equipment	4,278	4,284	(6)	—
Data processing	3,840	3,763	77	2
Advertising and promotion	898	1,327	(429)	(32)
Pennsylvania shares tax	1,126	1,173	(47)	(4)
Intangible amortization	1,169	1,282	(113)	(9)
Other professional fees and services	1,286	1,182	104	9
FDIC insurance	1,286	1,277	9	1
Other operating	8,833	9,296	(463)	(5)
Subtotal	64,858	65,103	(245)	—
Loss on sale or write-down of assets	77	6	71	1,183
Litigation and operational losses	494	894	(400)	(45)
Loss on early redemption of subordinated debt	369	—	369	—
Merger and acquisition related	—	(60)	60	(100)
Total noninterest expense	$65,798	$65,943	$(145)	—%

Noninterest expense decreased $0.1 million for the three months ended June 30, 2024 compared to the same period in 2023. The decrease is a result of a $0.4 million decrease in advertising and promotion expense, a $0.4 million decrease in litigation and operational losses, and a $0.5 million decrease in other operating expense primarily due to decreases in printing and postage related expenses. Offsetting these are a $0.6 million increase in salaries and employee benefits expense due to annual merit increases and $0.4 million in loss recognized related to the early redemption of $50.0 million of the company's subordinated debentures.
Income Tax
The provision for income taxes decreased $1.3 million for the three months ended June 30, 2024, compared to the corresponding period in 2023.  The effective tax rate increased 20 basis points from 20.2% for the three months ended June 30, 2023 to 20.4% for the three months ended June 30, 2024.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended June 30, 2024 and 2023.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first six months of 2024, the sale, maturity and redemption of investment securities provided $169.4 million in liquidity. These funds contributed to the liquidity used to originate loans, purchase investment securities and fund depositor withdrawals.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following represents our expanded sources of liquidity as of June 30, 2024:

	Total Available	Amount Used	Outstanding Letters of Credit	Net Available
	(dollars in thousands)
Internal liquidity sources
Unencumbered securities	$284,104	$—	$—	$284,104
Other (excess pledged)	81,302	—	—	81,302
External liquidity sources
FHLB advances	2,394,114	3,741	213,100	2,177,273
FRB borrowings	1,671,013	516,000	—	1,155,013
Lines with other financial institutions	160,000	—	—	160,000
CDARs (1)	1,159,719	21,682	—	1,138,037
Total liquidity	$5,750,252	$541,423	$213,100	$4,995,729
(1) Reflects internal policy limit. Maximum capacity with CDARs is $1.7 billion.
Our participation in the Certificate of Deposit Account Registry Services (“CDARS”) program is part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of June 30, 2024, the outstanding balance of $21.7 million carried an average weighted rate of 3.74% and an average original term of 307 days. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
Liquidity available through the Federal Reserve is a result of the FRB Borrower-in-Custody of Collateral program, which enables us to take certain loans that are not being used as collateral at the FHLB and pledge them as collateral for borrowings at the FRB. During the first quarter of 2024, borrowings of $516.0 million at a rate of 4.76% were originated under the Federal Reserve's Bank Term Funding Program in order to fund growth in loans and investments. These borrowings have a maturity date of January 16, 2025, and can be repaid without penalty at any time.
First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$2,304,830	$2,388,533
Interest-bearing demand deposits(a)	619,877	629,138
Savings deposits(a)	4,955,718	4,886,781
Time deposits	1,528,496	1,287,857
Total	$9,408,921	$9,192,309
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
During the first six months of 2024, total deposits increased $216.6 million. Interest-bearing demand and savings deposits increased $59.7 million, time deposits increased $240.6 million and noninterest-bearing demand deposits decreased $83.7 million.
The estimated total of uninsured deposits was $2.5 billion at both June 30, 2024 and December 31, 2023, of which $0.8 billion were secured by pledged investment securities or letters of credit at both June 30, 2024 and December 31, 2023. Uninsured amounts are estimated based on known account relationships for each depositor and insurance guidelines provided by the FDIC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.67 and 0.69 at June 30, 2024 and December 31, 2023, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
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
The following is the gap analysis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,668,042	$441,406	$694,830	$4,804,278	$3,150,923	$954,028
Investments	57,525	47,901	91,198	196,624	673,382	778,672
Other interest-earning assets	77,228	—	—	77,228	1,158	—
Total interest-sensitive assets (ISA)	3,802,795	489,307	786,028	5,078,130	3,825,463	1,732,700
Certificates of deposit	400,260	612,090	357,745	1,370,095	157,398	1,146
Other deposits	5,575,595	—	—	5,575,595	—	—
Borrowings	616,673	209	419	617,301	52,872	32
Total interest-sensitive liabilities (ISL)	6,592,528	612,299	358,164	7,562,991	210,270	1,178
Gap	$(2,789,733)	$(122,992)	$427,864	$(2,484,861)	$3,615,193	$1,731,522
ISA/ISL	0.58	0.80	2.19	0.67	18.19	1,470.88
Gap/Total assets	23.99%	1.06%	3.68%	21.37%	31.09%	14.89%

	December 31, 2023
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,619,166	$446,373	$756,190	$4,821,729	$3,137,007	$945,896
Investments	72,358	44,567	97,544	214,469	606,670	733,418
Other interest-earning assets	20,440	—	—	20,440	1,117	—
Total interest-sensitive assets (ISA)	3,711,964	490,940	853,734	5,056,638	3,744,794	1,679,314
Certificates of deposit	271,662	210,793	569,507	1,051,962	235,562	974
Other deposits	5,515,919	—	—	5,515,919	—	—
Borrowings	726,850	207	415	727,472	53,069	224
Total interest-sensitive liabilities (ISL)	6,514,431	211,000	569,922	7,295,353	288,631	1,198
Gap	$(2,802,467)	$279,940	$283,812	$(2,238,715)	$3,456,163	$1,678,116
ISA/ISL	0.57	2.33	1.50	0.69	12.97	1,401.76
Gap/Total assets	24.46%	2.44%	2.48%	19.54%	30.16%	14.64%

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

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2024 ($)	$(19,979)	$(9,643)	$7,148	$12,961
June 30, 2024 (%)	(4.76)%	(2.30)%	1.70%	3.09%

December 31, 2023 ($)	$(9,867)	$(4,504)	$6,215	$11,091
December 31, 2023 (%)	(2.53)%	(1.16)%	1.59%	2.84%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2024 ($)	$(37,145)	$(19,357)	$19,551	$36,859
June 30, 2024 (%)	(8.85)%	(4.61)%	4.66%	8.78%

December 31, 2023 ($)	$(38,890)	$(17,930)	$18,545	$34,788
December 31, 2023 (%)	(9.97)%	(4.60)%	4.76%	8.92%
The analysis and model used to quantify the sensitivity of our net interest income becomes less meaningful in a decreasing 200 basis point scenario given the current interest rate environment. Results of the 200 basis point interest rate decline scenario is affected by the fact that many of our interest-bearing liabilities are at rates below 2%, with an assumed floor of zero in the model. In the six months ended June 30, 2024 and 2023, the cost of our interest-bearing liabilities averaged 2.81% and 1.59%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 5.60% and 5.02%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $4.7 million at June 30, 2024 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
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
Nonperforming loans and leases, including loans held for sale, increased $17.6 million to $57.1 million at June 30, 2024, compared to $39.5 million at December 31, 2023. The increase in nonperforming loans is primarily a result of $33.7 million in commercial loans that were moved to nonaccrual during the first six months of 2024. Offsetting these additions is the payoff of three commercial real estate relationships totaling $10.3 million, accompanied by $0.5 million in charge-offs and the payoff of two commercial, financial, agricultural and other relationships totaling $1.3 million.
The allowance for credit losses as a percentage of nonperforming loans was 216.48% as of June 30, 2024, compared to 298.23% at December 31, 2023, and 278.17% at June 30, 2023. The amount of individually assessed reserves included in the allowance for nonperforming loans and leases was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $11.8 million and general reserves of $111.9 million as of June 30, 2024. Specific reserves increased $6.7 million from December 31, 2023, and decreased $1.3 million from June 30, 2023. The increase from December 31, 2023 is primarily due to $7.4 million in specific reserves on nonperforming loans moved to nonaccrual and $1.8 million in specific reserves increased from December 31, 2023 due to updated appraisals and credit information obtained. Offsetting this are charge-offs totaling $1.8 million on two commercial, financial, agricultural and other relationship, both of which were fully reserved. The decrease from June 30, 2023 is due to the charge-off of $6.4 million related to three commercial, financial, agricultural and other relationships, all of which were fully reserved, and the payoff of loans releasing $4.4 million in specific reserves. Offsetting these are specific reserves on loans moved to nonaccrual of $6.6 million and increase in specific reserves of $2.6 million due to updated financial information.
Criticized loans totaled $241.6 million at June 30, 2024 and represented 3% of the loan portfolio. The level of criticized loans increased as of June 30, 2024 when compared to December 31, 2023, by $31.4 million, or 15%. Classified loans totaled $103.1 million at June 30, 2024 compared to $87.1 million at December 31, 2023, an increase of $16.1 million, or 18%. The increase in classified loans can be attributed to the increase in nonperforming loans.
The allowance for credit losses was $123.7 million at June 30, 2024, or 1.37% of total loans and leases outstanding, compared to 1.31% reported at December 31, 2023, and 1.52% at June 30, 2023. General reserves, or the portion of the allowance related to loans that were not specifically evaluated, as a percentage of performing loans were 1.25% at June 30, 2024 compared to 1.26% at December 31, 2023 and 1.38% at June 30, 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measurements:

	June 30,				December 31, 2023
	2024		2023
	(dollars in thousands)
Nonperforming Loans:
Total nonperforming loans	$57,119		$48,009		$39,472
Loans past due 30 to 90 days and still accruing	$36,489		$15,693		$20,116
Loans past due in excess of 90 days and still accruing	$1,753		$2,474		$9,436
Other real estate owned	$484		$324		$422
Loans held for sale at end of period	$50,769		$16,300		$29,820
Portfolio loans and leases outstanding at end of period	$8,994,890		$8,799,836		$8,968,761
Average loans and leases outstanding	$9,007,969	(a)	$8,496,305	(a)	$8,714,770	(b)
Nonperforming loans as a percentage of total loans and leases	0.63%		0.54%		0.44%
Provision for credit losses on loans and leases (e)	$14,640	(a)	$2,620	(a)	$7,106	(b)
Provision for credit losses - acquisition day 1 non-PCD	$—		$10,653		$10,653
Allowance for credit losses	$123,654		$133,546		$117,718
Net charge-offs	$8,704	(a)	$9,838	(a)	$30,152	(b)
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.19%		0.23%		0.35%
Provision for credit losses as a percentage of net charge-offs (e)	168.20%	(a)	26.63%	(a)	23.57%	(b)
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (c)	1.37%		1.52%		1.31%
Allowance for credit losses as a percentage of nonperforming loans (d)	216.48%		278.17%		298.23%
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
The following tables show the outstanding balances of our loan and lease portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,629,516	18%	$1,543,349	17%
Real estate construction	548,055	6	597,735	7
Residential real estate	2,394,306	27	2,416,876	27
Commercial real estate	3,077,013	34	3,053,152	34
Loans to individuals	1,346,000	15	1,357,649	15
Total loans and leases, net of unearned income	$8,994,890	100%	$8,968,761	100%
During the six months ended June 30, 2024, loans increased $26.1 million, or 0.3%, compared to balances outstanding at December 31, 2023.
Real estate construction loans decreased $49.7 million, or 8.3%, due to the completion of commercial real estate projects that were then moved to permanent financing. Residential real estate decreased $22.6 million, or 0.9%, primarily due to sales of closed-end 1-4 family mortgage loans originated for sale. Commercial real estate loans increased $23.9 million, or 0.8%, as a result of growth in loans secured by nonresidential property, due in part to the completion of several construction projects. Loans to individuals decreased $11.6 million, or 0.9%, primarily due to declines in the automobile and recreational vehicles portfolio as well as the personal lines of credit portfolio. Commercial, financial, agricultural and other loans increased $86.2 million, or 5.6%, primarily due to growth in the equipment finance portfolio.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Commercial real estate comprises 34% of our total loan portfolio. The following table summarizes the commercial real estate portfolio by type of property securing the credit.

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
	(dollars in thousands)
Land	$4,892	0.3%	$3,180	0.1%
Residential 1-4	9,938	0.3	39,776	1.3
Industrial and Storage	441,968	14.4	456,759	15.0
Multifamily	637,618	20.7	597,262	19.6
Office	527,517	17.1	550,889	18.0
Healthcare	177,709	5.8	149,909	4.9
Student Housing	96,887	3.1	88,557	2.9
Retail	755,801	24.6	750,899	24.6
Hospitality	219,661	7.1	210,485	6.9
Specialty Use	197,449	6.4	192,570	6.3
Other	7,573	0.2	12,866	0.4
Total	$3,077,013	100.0%	$3,053,152	100.0%
When calculating the allowance for credit losses the commercial real estate portfolio is segmented into three portfolio segments: multifamily, non-owner occupied and owner occupied. For additional information related to these segments, including credit quality, see Note 8 "Loans and Leases and Allowance for Credit Losses" of the unaudited consolidated financial statements.
As indicated in the table below, commercial real estate and commercial, financial and agricultural and other loans represent a significant portion of the nonperforming loans as of June 30, 2024.

	For the Six Months Ended June 30, 2024			As of June 30, 2024
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$4,727	54.31%	0.11%	$13,767	24.11%	0.15%
Real estate construction	29	0.33	—	5,869	10.28	0.06
Residential real estate	85	0.98	—	9,576	16.76	0.11
Commercial real estate	500	5.74	0.01	27,779	48.63	0.31
Loans to individuals	3,363	38.64	0.08	128	0.22	—
Total loans and leases, net of unearned income	$8,704	100.00%	0.19%	$57,119	100.00%	0.63%
Net charge-offs for the six months ended June 30, 2024 totaled $8.7 million, compared to $9.8 million for the six months ended June 30, 2023. The most significant charge-off during the six months ended June 30, 2024 included $1.4 million for a commercial, financial, agricultural and other loan, which was fully provided for as part of Centric purchase accounting marks. Additionally, $3.4 million in charge-offs relate to loans to individuals, primarily indirect auto loans and personal credit lines. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At June 30, 2024, shareholders’ equity was $1.4 billion, an increase of $48.2 million from December 31, 2023. The increase was primarily the result of $74.6 million in net income. Offsetting this increase was a $1.7 million decrease in the fair value of available for sale investments and interest rate swaps, which is reflected in the Other Comprehensive Income component of capital. Other items impacting capital include an increase due to $3.4 million in treasury stock sales and decreases due to $26.1 million of dividends paid to shareholders and $2.1 million of common stock repurchases. Cash dividends declared per common share were $0.255 for the six months ended June 30, 2024.

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
In 2018, First Commonwealth Bank, the Company's banking subsidiary, issued $100 million in subordinated debt, of which $50 million remained outstanding at June 30, 2024. which under the regulatory rules qualifies as Tier II capital. As of June 30, 2024, this subordinated debt issuance increased the total risk-based capital ratio by 52 basis points.
In March 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the pandemic. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). The Company adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at June 30, 2024 for both First Commonwealth and First Commonwealth Bank would have continued to be greater than the amounts needed to be considered “well capitalized”, as the transition provided a capital benefit of approximately 4 to 6 basis points.
As of June 30, 2024, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,331,287	14.19%	$985,048	10.50%	$938,141	10.00%
First Commonwealth Bank	1,228,625	13.12	983,079	10.50	936,266	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,168,905	12.46%	$797,420	8.50%	$750,513	8.00%
First Commonwealth Bank	1,066,243	11.39	795,826	8.50	749,012	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$1,168,905	10.20%	$458,230	4.00%	$572,788	5.00%
First Commonwealth Bank	1,066,243	9.33	456,953	4.00	571,192	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,098,905	11.71%	$656,699	7.00%	$609,792	6.50%
First Commonwealth Bank	1,066,243	11.39	655,386	7.00	608,573	6.50
On July 23, 2024, First Commonwealth Financial Corporation declared a quarterly dividend of $0.13 per share payable on August 16, 2024 to shareholders of record as of August 2, 2024. The timing and amount of future dividends are at the

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
In October 2021, a share repurchase program was authorized by the Board of Directors for up to an additional $25.0 million in shares of the Company's common stock. On April 24, 2023, the Board of Directors authorized a $25 million increase in the share repurchase program. As of June 30, 2024, 2,514,538 common shares had been repurchased under these program at an average price of $13.07 per share. During the three months ended June 30, 2024, 22,961 common shares were repurchased under these programs at an average price of $12.48 per share. There were no shares purchased during the three months ended March 31, 2024.
New Accounting Pronouncements
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2021, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock with a $25 million increase in April of 2023. The following table details the amount of shares repurchased under this program in the second quarter of 2024:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
April 30, 2024	22,961	$12.48	22,961	1,296,771
May 31, 2024	—	—	—	1,266,055
June 30, 2024	—	—	—	1,238,552
Total	22,961	$12.48	22,961

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $13.19 at April 30, 2024, $13.51 at May 31, 2024 and $13.81 at June 30, 2024.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable

ITEM 5.    OTHER INFORMATION
    None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1trading arrangement during quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	Change of Control Agreement dated September 11, 2023 between First Commonwealth Financial Corporation and Michael P. McCuen	Filed herewith

10.2	Restricted Stock Agreement dated September 1, 2023 between First Commonwealth Bank and Michael P. McCuen	Filed herewith

10.3	Employment Agreement dated July 1, 2024 between First Commonwealth Financial Corporation and Michael P. McCuen	Filed herewith

10.4	Restricted Stock Agreement dated July 1, 2024 between First Commonwealth Bank and Michael P. McCuen	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements. Note that XBRL tags are embedded within the document.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 8, 2024	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: August 8, 2024	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer