Form 10-Q
period 2024-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2024-11-12
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of November 11, 2024, was 101,782,705.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2024	December 31, 2023
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$126,598	$125,436
Interest-bearing bank deposits	455,711	21,557
Securities available for sale, at fair value	1,140,800	1,020,986
Securities held to maturity, at amortized cost (Fair value of $373,160 and $350,595 at September 30, 2024 and December 31, 2023, respectively)	430,425	419,009
Other investments	24,592	50,871
Loans held for sale	46,785	29,820
Loans and leases:
Portfolio loans and leases	8,965,500	8,968,761
Allowance for credit losses	(126,112)	(117,718)
Net loans and leases	8,839,388	8,851,043
Premises and equipment, net	116,752	121,015
Other real estate owned	669	422
Goodwill	363,715	363,715
Amortizing intangibles, net	20,457	22,820
Bank owned life insurance	228,601	228,479
Other assets	188,706	204,315
Total assets	$11,983,199	$11,459,488
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,463,971	$2,388,533
Interest-bearing	7,281,581	6,803,776
Total deposits	9,745,552	9,192,309
Short-term borrowings	538,828	597,835
Subordinated debentures	128,266	177,741
Other long-term debt	3,548	4,122
Capital lease obligation	4,471	4,894
Total long-term debt	136,285	186,757
Other liabilities	152,918	168,313
Total liabilities	10,573,583	10,145,214
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 123,603,380 shares issued at both September 30, 2024 and December 31, 2023, respectively, and 102,237,941 and 102,114,664 shares outstanding at September 30, 2024 and December 31, 2023, respectively	123,603	123,603
Additional paid-in capital	631,408	630,154
Retained earnings	948,464	881,112
Accumulated other comprehensive loss, net	(83,086)	(111,756)
Treasury stock (21,365,439 and 21,488,716 shares at September 30, 2024 and December 31, 2023, respectively)	(210,773)	(208,839)
Total shareholders’ equity	1,409,616	1,314,274
Total liabilities and shareholders’ equity	$11,983,199	$11,459,488

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$137,555	$129,373	$405,989	$357,735
Interest and dividends on investments:
Taxable interest	12,381	6,229	34,356	17,652
Interest exempt from federal income taxes	105	114	320	345
Dividends	444	823	1,498	2,110
Interest on bank deposits	3,838	3,346	8,304	7,899
Total interest income	154,323	139,885	450,467	385,741
Interest Expense
Interest on deposits	49,663	32,685	140,387	74,104
Interest on short-term borrowings	6,279	6,643	19,383	14,237
Interest on subordinated debentures	1,786	2,707	6,637	7,175
Interest on other long-term debt	35	41	109	130
Interest on lease obligations	45	52	140	156
Total interest expense	57,808	42,128	166,656	95,802
Net Interest Income	96,515	97,757	283,811	289,939
Provision for credit losses	10,615	5,885	22,680	6,025
Provision for credit losses - acquisition day 1 non-PCD	—	—	—	10,653
Net Interest Income after Provision for Credit Losses	85,900	91,872	261,131	273,261
Noninterest Income
Net securities gains (losses)	88	(103)	(5,447)	(103)
Gain on VISA exchange and sale	106	—	5,664	—
Trust income	3,242	2,949	8,790	7,967
Service charges on deposit accounts	5,840	5,600	16,769	15,842
Insurance and retail brokerage commissions	2,663	2,305	7,618	7,171
Income from bank owned life insurance	2,278	1,242	4,943	3,664
Gain on sale of mortgage loans	1,151	1,270	4,150	3,175
Gain on sale of other loans and assets	2,576	1,027	6,035	5,004
Card-related interchange income	4,137	7,221	17,964	21,422
Derivatives mark to market	(153)	35	(141)	27
Swap fee income	88	452	88	1,029
Other income	2,682	2,828	7,463	7,114
Total noninterest income	24,698	24,826	73,896	72,312
Noninterest Expense
Salaries and employee benefits	38,618	35,640	111,262	106,639
Net occupancy	4,858	4,782	15,014	14,584
Furniture and equipment	4,335	4,414	13,093	12,936
Data processing	3,879	3,857	11,543	11,024
Advertising and promotion	1,960	1,662	4,177	4,652
Pennsylvania shares tax	1,126	1,588	3,454	4,013
Intangible amortization	1,223	1,344	3,656	3,773
Other professional fees and services	1,448	1,603	3,976	4,376
FDIC insurance	1,638	1,920	4,537	4,614
Loss on sale or write-down of assets	132	50	352	97
Litigation and operational losses	2,181	1,626	3,672	3,263
Loss on early redemption of subordinated debt	—	—	369	—
Merger and acquisition related	—	379	114	8,860
Other operating	8,672	8,548	26,222	25,906
Total noninterest expense	70,070	67,413	201,441	204,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(dollars in thousands, except share data)
Income Before Income Taxes	40,528	49,285	133,586	140,836
Income tax provision	8,442	10,054	26,863	28,600
Net Income	$32,086	$39,231	$106,723	$112,236

Average Shares Outstanding	102,069,233	102,159,213	102,032,702	101,428,065
Average Shares Outstanding Assuming Dilution	102,418,964	102,442,878	102,293,213	101,674,970
Per Share Data: Basic Earnings per Share	$0.31	$0.38	$1.05	$1.11
Diluted Earnings per Share	$0.31	$0.38	$1.04	$1.10
Cash Dividends Declared per Common Share	$0.130	$0.125	$0.385	$0.370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net Income	$32,086	$39,231	$106,723	$112,236
Other comprehensive income (loss), before tax (expense) benefit:
Unrealized holding gains (losses) on securities arising during the period	30,372	(21,389)	18,578	(25,150)
Reclassification adjustment for (gains) losses included in net income	(88)	103	5,447	103
Unrealized holding gains on derivatives arising during the period	8,108	2,111	12,266	4,336
Total other comprehensive income (loss), before tax (expense) benefit	38,392	(19,175)	36,291	(20,711)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(8,062)	3,672	(7,621)	4,349
Total other comprehensive income (loss)	30,330	(15,503)	28,670	(16,362)
Comprehensive Income	$62,416	$23,728	$135,393	$95,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2023	102,114,664	$123,603	$630,154	$881,112	$(111,756)	$(208,839)	$1,314,274
Net income				106,723			106,723
Other comprehensive income					28,670		28,670
Cash dividends declared ($0.385 per share)				(39,371)			(39,371)
Treasury stock acquired	(303,471)					(4,554)	(4,554)
Treasury stock reissued	230,051		313	—		2,216	2,529
Restricted stock	196,697	—	941	—		404	1,345
Balance at September 30, 2024	102,237,941	$123,603	$631,408	$948,464	$(83,086)	$(210,773)	$1,409,616

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2022	93,376,314	$113,915	$497,431	$774,863	$(137,692)	$(196,443)	$1,052,074
Net income				112,236			112,236
Other comprehensive loss					(16,362)		(16,362)
Cash dividends declared ($0.370 per share)				(38,050)			(38,050)
Treasury stock acquired	(1,137,475)					(14,105)	(14,105)
Treasury stock reissued	163,950		660	—		1,551	2,211
Restricted stock	93,385	—	488	—		684	1,172
Common stock issuance	9,688,478	9,688	131,667				141,355
Balance at September 30, 2023	102,184,652	$123,603	$630,246	$849,049	$(154,054)	$(208,313)	$1,240,531

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at June 30, 2024	102,297,847	$123,603	$630,910	$929,686	$(113,416)	$(208,278)	$1,362,505
Net income				32,086			32,086
Other comprehensive income					30,330		30,330
Cash dividends declared ($0.130 per share)				(13,308)			(13,308)
Treasury stock acquired	(147,531)					(2,482)	(2,482)
Treasury stock reissued	—		—	—		—	—
Restricted stock	87,625	—	498	—		(13)	485
Balance at September 30, 2024	102,237,941	$123,603	$631,408	$948,464	$(83,086)	$(210,773)	$1,409,616

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at June 30, 2023	102,444,915	$123,603	$630,246	$822,619	$(138,551)	$(205,498)	$1,232,419
Net income				39,231			39,231
Other comprehensive loss					(15,503)		(15,503)
Cash dividends declared ($0.125 per share)				(12,801)			(12,801)
Treasury stock acquired	(260,263)					(3,216)	(3,216)
Treasury stock reissued	—		—	—		—	—
Restricted stock	—	—	—	—		401	401
Balance at September 30, 2023	102,184,652	$123,603	$630,246	$849,049	$(154,054)	$(208,313)	$1,240,531
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Operating Activities	(dollars in thousands)
Net income	$106,723	$112,236
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	22,680	16,678
Deferred tax expense	1,888	3,179
Depreciation and amortization	3,629	2,831
Net gains on securities and other assets	(9,714)	(7,701)
Net amortization of premiums and discounts on securities	635	1,052
Loss on early redemption of subordinated debentures	369	—
Income from increase in cash surrender value of bank owned life insurance	(3,935)	(3,627)
Decrease (increase) in interest receivable	2,771	(5,156)
Mortgage loans originated for sale	(185,514)	(137,721)
Proceeds from sale of mortgage loans	162,210	128,270
Increase in interest payable	17,601	3,937
Increase (decrease) in income taxes payable	1,461	(1,905)
Other, net	(4,858)	(5,336)
Net cash provided by operating activities	115,946	106,737
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	43,400	31,394
Purchases	(55,276)	(200)
Transactions with securities available for sale:
Proceeds from sales	69,598	33,756
Proceeds from maturities and redemptions	140,079	75,593
Purchases	(311,088)	(155,782)
Proceeds from sale of equity securities	5,664	—
Purchases of FHLB stock	(26,117)	(83,218)
Proceeds from the redemption of FHLB stock	51,946	73,311
Proceeds from the redemption of other investments	450	—
Proceeds from bank owned life insurance	3,813	2,246
Proceeds from sale of loans	73,756	110,695
Proceeds from sale of other assets	4,986	2,836
Net cash received from business acquisition	—	14,492
Net increase in loans and leases	(69,614)	(435,093)
Purchases of premises and equipment and other assets	(11,771)	(19,020)
Net cash used in investing activities	(80,174)	(348,990)
Financing Activities
Net decrease in other short-term borrowings	(59,007)	(1,368)
Net increase in deposits	553,269	479,307
Repayments of other long-term debt	(574)	(553)
Repayments of capital lease obligation	(423)	(397)
Repayments of subordinated debentures	(50,000)	—
Dividends paid	(39,371)	(38,050)
Proceeds from reissuance of treasury stock	204	245
Purchase of treasury stock	(4,554)	(14,105)
Net cash provided by financing activities	399,544	425,079
Net increase in cash and cash equivalents	435,316	182,826
Cash and cash equivalents at January 1	146,993	154,244
Cash and cash equivalents at September 30	$582,309	$337,070
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
The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year of 2024. These interim financial statements should be read in conjunction with First Commonwealth’s 2023 Annual Report on Form 10-K.
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

	For the Nine Months Ended September 30,
	2024			2023
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$18,578	$(3,901)	$14,677	$(25,150)	$5,282	$(19,868)
Reclassification adjustment for losses on securities included in net income	5,447	(1,144)	4,303	103	(22)	81
Total unrealized gains (losses) on securities	24,025	(5,045)	18,980	(25,047)	5,260	(19,787)
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	12,266	(2,576)	9,690	4,336	(911)	3,425
Total unrealized gains on derivatives	12,266	(2,576)	9,690	4,336	(911)	3,425
Total other comprehensive income (loss)	$36,291	$(7,621)	$28,670	$(20,711)	$4,349	$(16,362)

	For the Three Months Ended September 30,
	2024			2023
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$30,372	$(6,377)	$23,995	$(21,389)	$4,138	$(17,251)
Reclassification adjustment for (gains) losses on securities included in net income	(88)	18	(70)	103	(22)	81
Total unrealized gains (losses) on securities	30,284	(6,359)	23,925	(21,286)	4,116	(17,170)
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	8,108	(1,703)	6,405	2,111	(444)	1,667
Total unrealized gains on derivatives	8,108	(1,703)	6,405	2,111	(444)	1,667
Total other comprehensive income (loss)	$38,392	$(8,062)	$30,330	$(19,175)	$3,672	$(15,503)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the nine months ended September 30:

	2024				2023
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(92,340)	$344	$(19,760)	$(111,756)	$(107,471)	$268	$(30,489)	$(137,692)
Other comprehensive income (loss) before reclassification adjustment	14,677	—	9,690	24,367	(19,868)	—	3,425	(16,443)
Amounts reclassified from accumulated other comprehensive (loss) income	4,303	—	—	4,303	81	—	—	81
Net other comprehensive income (loss) during the period	18,980	—	9,690	28,670	(19,787)	—	3,425	(16,362)
Balance at September 30	$(73,360)	$344	$(10,070)	$(83,086)	$(127,258)	$268	$(27,064)	$(154,054)

The following table details the change in components of OCI for the three months ended September 30:

	2024				2023
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at June 30	$(97,285)	$344	$(16,475)	$(113,416)	$(110,088)	$268	$(28,731)	$(138,551)
Other comprehensive income (loss) before reclassification adjustment	23,995	—	6,405	30,400	(17,251)	—	1,667	(15,584)
Amounts reclassified from accumulated other comprehensive (loss) income	(70)	—	—	(70)	81	—	—	81
Net other comprehensive income (loss) during the period	23,925	—	6,405	30,330	(17,170)	—	1,667	(15,503)
Balance at September 30	$(73,360)	$344	$(10,070)	$(83,086)	$(127,258)	$268	$(27,064)	$(154,054)
Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the nine months ended September 30:

	2024	2023
	(dollars in thousands)
Cash paid during the period for:
Interest	$148,897	$92,376
Income taxes	22,946	26,874
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	4,472	2,933
Loans transferred from held to maturity to held for sale	65,427	117,143
Loans transferred from held for sale to held to maturity	(3,127)	(519)
Gross increase (decrease) in market value adjustment to securities available for sale	24,025	(25,047)
Gross increase in market value adjustment to derivatives	12,266	4,336
Increase in limited partnership investment unfunded commitment	—	1,320
Noncash treasury stock reissuance	2,325	1,966
Net assets acquired through acquisition	—	66,477

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average common shares issued	123,603,380	123,603,380	123,603,380	122,503,223
Average treasury stock shares	(21,238,907)	(21,222,298)	(21,322,792)	(20,849,426)
Average deferred compensation shares	(57,617)	(56,402)	(57,298)	(56,029)
Average unearned non-vested shares	(237,623)	(165,467)	(190,588)	(169,703)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	102,069,233	102,159,213	102,032,702	101,428,065
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	292,820	226,939	203,600	190,178
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	56,911	56,726	56,911	56,727
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	102,418,964	102,442,878	102,293,213	101,674,970
Per Share Data:
Basic Earnings per Share	$0.31	$0.38	$1.05	$1.11
Diluted Earnings per Share	$0.31	$0.38	$1.04	$1.10
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the nine months ended September 30, because to do so would have been antidilutive.

	2024			2023
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	140,439	$12.39	$18.08	137,169	$12.70	$16.43
Restricted Stock Units	34,700	$17.09	$17.09	32,470	$17.53	$17.53

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
The following table identifies the notional amount of those instruments at the date shown below:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,290,477	$2,517,905
Financial standby letters of credit	14,493	14,300
Performance standby letters of credit	17,926	17,194
Commercial letters of credit	152	555

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notional amounts outstanding as of September 30, 2024 include amounts issued in 2024 of $1.9 million in performance standby letters of credit and $1.2 million in financial standby letters of credit. There were no commercial letters of credit issued in 2024. A liability of $0.2 million and $0.1 million has been recorded as of September 30, 2024 and December 31, 2023, respectively, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $4.1 million and $7.3 million as of September 30, 2024 and December 31, 2023, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans as well as estimated utilization for each loan category.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2024, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	September 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,209	$33	$(126)	$3,116	$3,565	$47	$(147)	$3,465
Mortgage-Backed Securities – Commercial	724,019	6,683	(45,868)	684,834	512,979	4,935	(52,521)	465,393
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	434,676	2,236	(53,457)	383,455	559,769	3,052	(68,222)	494,599
Other Government-Sponsored Enterprises	1,000	—	(53)	947	1,000	—	(85)	915
Obligations of States and Political Subdivisions	8,962	2	(785)	8,179	9,226	3	(1,027)	8,202
Corporate Securities	62,347	1,324	(3,402)	60,269	51,886	145	(3,619)	48,412
Total Debt Securities Available for Sale	$1,234,213	$10,278	$(103,691)	$1,140,800	$1,138,425	$8,182	$(125,621)	$1,020,986
Mortgage-backed securities include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises. These obligations have contractual maturities ranging from less than one year to approximately 42 years, with lower anticipated lives to maturity due to prepayments. All mortgage-backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds; therefore, First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage-backed securities under various interest rate scenarios to monitor the potential impact on earnings and interest rate risk positions.
Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. Other fixed income securities within the portfolio also contain prepayment risk.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2024, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$490	$489
Due after 1 but within 5 years	17,900	18,139
Due after 5 but within 10 years	53,919	50,767
Due after 10 years	—	—
	72,309	69,395
Mortgage-Backed Securities (a)	1,161,904	1,071,405
Total Debt Securities	$1,234,213	$1,140,800
(a)  Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $727.2 million and a fair value of $688.0 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $434.7 million and a fair value of $383.5 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales and maturities related to securities held to maturity and securities available for sale were as follows for the nine months ended September 30:

	2024	2023
	(dollars in thousands)
Proceeds from sales	$69,598	$33,756
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	(5,535)	(103)
	(5,535)	(103)
Maturities
Gross gains	88	—
Gross losses	—	—
	88	—
Net losses	$(5,447)	$(103)
For the nine months ended September 30, 2024, proceeds from sales included in above table are a result of management selling $75.1 million in available for sale investment securities yielding 2.17% and reinvesting the proceeds into securities yielding 5.49%.
For the nine months ended September 30, 2023, proceeds from sales included in the above table are a result of the sale of investments acquired as part of the Centric acquisition. All of the acquired investments were recorded at fair value at the time of acquisition and subsequently sold at the same value, with the exception of one corporate security. This security was sold in the third quarter of 2023 at a loss of $103 thousand.
Securities available for sale with an estimated fair value of $895.0 million and $386.5 million were pledged as of September 30, 2024 and December 31, 2023, respectively, to secure public deposits and for other purposes required or permitted by law.
Equity Securities
During the second quarter of 2024, Visa commenced an exchange offer for any and all outstanding shares of its Class B-1 common stock for a combination of Visa's Class B-2 common stock, Class C common stock and, where applicable cash in lieu of fractional shares. As part of this exchange, each share of Class B-1 common stock would be exchanged for one half share of the newly issued Class B-2 common stock and Class C common stock would be issued in an amount equivalent to one half of a share of Class B-1 common stock. The Company opted to participate in this exchange offer prior to its expiration and received

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13,340 Class B-2 shares and 5,294 Class C shares. As of September 30, 2024, the Class C shares were sold at fair value resulting in a gain of $5.7 million. The Class B-2 shares will continue to be carried by the company with a zero basis.
The unrealized gains and losses recognized related to equity securities still held at each reporting date is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net gains and losses recognized during the period on equity securities	$106	$—	$5,664	$—
Less: Net gains and losses recognized during the period on equity securities sold during the period	(106)	—	(5,664)	—
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$—	$—	$—	$—
Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	September 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$1,604	$—	$(151)	$1,453	$1,781	$—	$(175)	$1,606
Mortgage-Backed Securities- Commercial	105,996	613	(13,012)	93,597	69,502	—	(14,435)	55,067
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	274,026	—	(39,570)	234,456	296,432	—	(47,148)	249,284
Mortgage-Backed Securities – Commercial	—	—	—	—	2,190	—	(30)	2,160
Other Government-Sponsored Enterprises	22,786	—	(3,426)	19,360	22,543	—	(4,178)	18,365
Obligations of States and Political Subdivisions	25,013	—	(1,704)	23,309	25,561	—	(2,412)	23,149
Debt Securities Issued by Foreign Governments	1,000	—	(15)	985	1,000	—	(36)	964
Total Securities Held to Maturity	$430,425	$613	$(57,878)	$373,160	$419,009	$—	$(68,414)	$350,595

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$1,090	$1,083
Due after 1 but within 5 years	13,786	13,311
Due after 5 but within 10 years	33,360	28,790
Due after 10 years	563	470
	48,799	43,654
Mortgage-Backed Securities (a)	381,626	329,506
Total Debt Securities	$430,425	$373,160
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $107.6 million and a fair value of $95.1 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $274.0 million and a fair value of $234.5 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $394.8 million and $98.1 million were pledged as of September 30, 2024 and December 31, 2023, respectively, to secure public deposits and for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2024 and December 31, 2023, our FHLB stock totaled $18.9 million and $44.7 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and nine months ended September 30, 2024.
As of September 30, 2024 and December 31, 2023, "Other investments" also includes $5.7 million and $6.2 million, respectively, in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the nine-months ended September 30, 2024 and 2023, there were no gains or losses recognized through earnings on these equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.

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
The following table presents the gross unrealized losses and estimated fair values at September 30, 2024 for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$—	$—	$3,198	$(277)	$3,198	$(277)
Mortgage-Backed Securities – Commercial	—	—	289,554	(58,880)	289,554	(58,880)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	1,412	(2)	532,114	(93,025)	533,526	(93,027)
Mortgage-Backed Securities – Commercial	—	—	—	—	—	—
Other Government-Sponsored Enterprises	—	—	20,307	(3,479)	20,307	(3,479)
Obligations of States and Political Subdivisions	360	(1)	29,666	(2,488)	30,026	(2,489)
Debt Securities Issued by Foreign Governments	—	—	585	(15)	585	(15)
Corporate Securities	11,134	(965)	16,813	(2,437)	27,947	(3,402)
Total Securities	$12,906	$(968)	$892,237	$(160,601)	$905,143	$(161,569)

At September 30, 2024, fixed income securities issued by the U.S. Government and U.S. Government-sponsored enterprises comprised 96% of total unrealized losses. All unrealized losses are the result of changes in market interest rates. At September 30, 2024, there are 156 debt securities in an unrealized loss position.

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
As of September 30, 2024, our corporate securities had an amortized cost and an estimated fair value of $62.3 million and $60.3 million, respectively. As of December 31, 2023, our corporate securities had an amortized cost and estimated fair value of $51.9 million and $48.4 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were eight corporate securities, respectively, in an unrealized loss position at both September 30, 2024 and December 31, 2023. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the nine months ended September 30, 2024 and 2023.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Consolidated Statements of Financial Condition net of deferred fees and costs, and discounts related to purchased loans. Net deferred fees were $13.6 million and $8.2 million as of September 30, 2024 and December 31, 2023, respectively, and discounts on purchased loans from acquisitions were $20.1 million and $25.7 million as of September 30, 2024 and December 31, 2023, respectively. The following table provides outstanding balances related to each of our loan types:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,629,535	$1,543,349
Time and demand	1,141,477	1,187,300
Commercial credit cards	12,405	12,906
Equipment finance	366,527	232,944
Time and demand other	109,126	110,199
Real estate construction	540,775	597,735
Construction other	522,548	541,633
Construction residential	18,227	56,102
Residential real estate	2,374,376	2,416,876
Residential first lien	1,698,863	1,739,107
Residential junior lien/home equity	675,513	677,769
Commercial real estate	3,069,438	3,053,152
Multifamily	540,427	551,142
Non-owner occupied	1,803,084	1,772,785
Owner occupied	725,927	729,225
Loans to individuals	1,351,376	1,357,649
Automobile and recreational vehicles	1,275,765	1,277,969
Consumer credit cards	9,610	10,291
Consumer other	66,001	69,389
Total loans and leases	$8,965,500	$8,968,761
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Real estate construction
Construction Other - Consists of construction loans to commercial builders and developers and are secured by the properties under development or raw land.
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
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default, and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 4.26% and during the one-year forecast period it was projected to average 4.87%, with a peak of 5.07%.

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
The following tables represent our credit risk profile by creditworthiness:

	September 30, 2024
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,527,815	$70,382	$31,338	$—	$—	$101,720	$1,629,535
Time and demand	1,042,940	69,135	29,402	—	—	98,537	1,141,477
Commercial credit cards	12,405	—	—	—	—	—	12,405
Equipment finance	363,348	1,243	1,936	—	—	3,179	366,527
Time and demand other	109,122	4	—	—	—	4	109,126
Real estate construction	527,529	51	13,195	—	—	13,246	540,775
Construction other	509,302	51	13,195	—	—	13,246	522,548
Construction residential	18,227	—	—	—	—	—	18,227
Residential real estate	2,362,443	1,454	10,479	—	—	11,933	2,374,376
Residential first lien	1,691,847	1,116	5,900	—	—	7,016	1,698,863
Residential junior lien/home equity	670,596	338	4,579	—	—	4,917	675,513
Commercial real estate	2,954,477	55,324	59,637	—	—	114,961	3,069,438
Multifamily	522,389	17,956	82	—	—	18,038	540,427
Non-owner occupied	1,749,506	13,841	39,737	—	—	53,578	1,803,084
Owner occupied	682,582	23,527	19,818	—	—	43,345	725,927
Loans to individuals	1,351,274	—	102	—	—	102	1,351,376
Automobile and recreational vehicles	1,275,665	—	100	—	—	100	1,275,765
Consumer credit cards	9,610	—	—	—	—	—	9,610
Consumer other	65,999	—	2	—	—	2	66,001
Total loans and leases	$8,723,538	$127,211	$114,751	$—	$—	$241,962	$8,965,500

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,453,970	$58,325	$31,054	$—	$—	$89,379	$1,543,349
Time and demand	1,098,763	58,325	30,212	—	—	88,537	1,187,300
Commercial credit cards	12,906	—	—	—	—	—	12,906
Equipment finance	232,102	—	842	—	—	842	232,944
Time and demand other	110,199	—	—	—	—	—	110,199
Real estate construction	585,543	—	12,192	—	—	12,192	597,735
Construction other	529,441	—	12,192	—	—	12,192	541,633
Construction residential	56,102	—	—	—	—	—	56,102
Residential real estate	2,405,240	2,768	8,868	—	—	11,636	2,416,876
Residential first lien	1,732,006	2,415	4,686	—	—	7,101	1,739,107
Residential junior lien/home equity	673,234	353	4,182	—	—	4,535	677,769
Commercial real estate	2,956,338	62,038	34,776	—	—	96,814	3,053,152
Multifamily	538,939	12,117	86	—	—	12,203	551,142
Non-owner occupied	1,722,315	31,652	18,818	—	—	50,470	1,772,785
Owner occupied	695,084	18,269	15,872	—	—	34,141	729,225
Loans to individuals	1,357,483	—	166	—	—	166	1,357,649
Automobile and recreational vehicles	1,277,805	—	164	—	—	164	1,277,969
Consumer credit cards	10,291	—	—	—	—	—	10,291
Consumer other	69,387	—	2	—	—	2	69,389
Total loans and leases	$8,758,574	$123,131	$87,056	$—	$—	$210,187	$8,968,761

The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year:

	September 30, 2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
	(dollars in thousands)
Time and demand	$106,373	$122,043	$127,757	$85,518	$55,193	$78,136	$566,457	$1,141,477
Pass	104,939	114,374	122,913	65,957	51,512	62,727	520,518	1,042,940
OAEM	1,434	5,792	3,687	12,182	2,777	6,310	36,953	69,135
Substandard	—	1,877	1,157	7,379	904	9,099	8,986	29,402
Gross charge-offs	—	(11)	(25)	(247)	(658)	(1,550)	(5,670)	(8,161)
Gross recoveries	—	—	1	—	183	195	26	405
Commercial credit cards	—	—	—	—	—	—	12,405	12,405
Pass	—	—	—	—	—	—	12,405	12,405
Gross charge-offs	—	—	—	—	—	—	(183)	(183)
Gross recoveries	—	—	—	—	—	—	5	5

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
	(dollars in thousands)
Equipment finance	178,083	141,087	47,357	—	—	—	—	366,527
Pass	177,770	139,936	45,642	—	—	—	—	363,348
OAEM	313	414	516	—	—	—	—	1,243
Substandard	—	737	1,199	—	—	—	—	1,936
Gross charge-offs	(60)	(806)	(369)	—	—	—	—	(1,235)
Gross recoveries	—	16	56	—	—	—	—	72
Time and demand other	10,226	10,732	4,822	16,685	19,372	44,696	2,593	109,126
Pass	10,226	10,732	4,822	16,685	19,372	44,696	2,589	109,122
OAEM	—	—	—	—	—	—	4	4
Gross charge-offs	—	—	—	—	—	—	(1,651)	(1,651)
Gross recoveries	—	—	—	—	—	5	146	151
Construction other	24,384	176,947	212,015	76,444	5,669	26,215	874	522,548
Pass	24,384	176,947	207,709	74,933	5,669	18,837	823	509,302
OAEM	—	—	—	—	—	—	51	51
Substandard	—	—	4,306	1,511	—	7,378	—	13,195
Gross charge-offs	—	—	—	(35)	—	—	—	(35)
Gross recoveries	—	—	—	—	—	6	—	6
Construction residential	1,102	13,387	1,804	1,427	—	29	478	18,227
Pass	1,102	13,387	1,804	1,427	—	29	478	18,227
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Residential first lien	36,625	140,707	379,382	493,014	303,754	343,477	1,904	1,698,863
Pass	36,625	139,494	378,595	491,873	303,323	340,106	1,831	1,691,847
OAEM	—	—	—	177	—	866	73	1,116
Substandard	—	1,213	787	964	431	2,505	—	5,900
Gross charge-offs	—	(77)	(1)	(21)	(1)	(37)	—	(137)
Gross recoveries	—	—	—	—	—	150	—	150
Residential junior lien/home equity	14,688	55,779	64,171	38,954	2,148	5,920	493,853	675,513
Pass	14,688	55,768	64,019	38,954	2,148	5,718	489,301	670,596
OAEM	—	—	—	—	—	192	146	338
Substandard	—	11	152	—	—	10	4,406	4,579
Gross charge-offs	—	—	(1)	—	—	—	(223)	(224)
Gross recoveries	—	—	—	—	—	32	39	71
Multifamily	11,914	7,053	163,202	160,295	84,929	112,253	781	540,427
Pass	11,914	7,053	150,791	155,172	84,929	111,749	781	522,389
OAEM	—	—	12,411	5,123	—	422	—	17,956
Substandard	—	—	—	—	—	82	—	82
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Non-owner occupied	48,625	201,299	457,064	185,451	153,016	745,884	11,745	1,803,084
Pass	48,625	198,289	454,957	185,208	138,414	712,333	11,680	1,749,506
OAEM	—	—	2,107	243	1,660	9,831	—	13,841
Substandard	—	3,010	—	—	12,942	23,720	65	39,737
Gross charge-offs	—	—	(50)	—	—	(457)	—	(507)
Gross recoveries	—	—	—	—	—	53	—	53

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
	(dollars in thousands)
Owner occupied	55,366	104,679	152,829	150,658	62,568	186,763	13,064	725,927
Pass	54,316	103,705	140,557	144,791	60,920	167,112	11,181	682,582
OAEM	1,050	113	7,086	5,832	202	7,415	1,829	23,527
Substandard	—	861	5,186	35	1,446	12,236	54	19,818
Gross charge-offs	—	—	(141)	(136)	(1,050)	(163)	(50)	(1,540)
Gross recoveries	—	—	—	28	—	44	41	113
Automobile and recreational vehicles	308,474	343,733	353,335	170,238	81,085	18,900	—	1,275,765
Pass	308,474	343,733	353,335	170,184	81,079	18,860	—	1,275,665
Substandard	—	—	—	54	6	40	—	100
Gross charge-offs	(88)	(1,242)	(2,490)	(898)	(454)	(380)	—	(5,552)
Gross recoveries	2	298	669	406	243	319	—	1,937
Consumer credit cards	—	—	—	—	—	—	9,610	9,610
Pass	—	—	—	—	—	—	9,610	9,610
Gross charge-offs	—	—	—	—	—	—	(348)	(348)
Gross recoveries	—	—	—	—	—	—	78	78
Consumer other	6,618	4,948	2,905	10,850	803	2,411	37,466	66,001
Pass	6,618	4,948	2,905	10,850	803	2,411	37,464	65,999
Substandard	—	—	—	—	—	—	2	2
Gross charge-offs	—	(91)	(73)	(57)	(16)	(34)	(977)	(1,248)
Gross recoveries	—	—	14	20	13	93	151	291
Total loans and leases	$802,478	$1,322,394	$1,966,643	$1,389,534	$768,537	$1,564,684	$1,151,230	$8,965,500
Total charge-offs	$(148)	$(2,227)	$(3,150)	$(1,394)	$(2,179)	$(2,621)	$(9,102)	$(20,821)
Total recoveries	$2	$314	$740	$454	$439	$897	$486	$3,332

	December 31, 2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Time and demand	$170,285	$178,568	$111,288	$73,487	$42,502	$65,419	$545,751	$1,187,300
Pass	166,716	174,699	100,779	71,125	29,812	57,660	497,972	1,098,763
OAEM	1,707	3,129	2,948	1,530	10,873	2,553	35,585	58,325
Substandard	1,862	740	7,561	832	1,817	5,206	12,194	30,212
Gross charge-offs	(582)	(4,572)	(18)	(2,195)	(2,364)	(1,283)	(5,133)	(16,147)
Gross recoveries	—	—	—	119	4	128	9	260
Commercial credit cards	—	—	—	—	—	—	12,906	12,906
Pass	—	—	—	—	—	—	12,906	12,906
Gross charge-offs	—	—	—	—	—	—	(105)	(105)
Gross recoveries	—	—	—	—	—	—	13	13
Equipment finance	170,630	62,314	—	—	—	—	—	232,944
Pass	170,302	61,800	—	—	—	—	—	232,102
Substandard	328	514	—	—	—	—	—	842
Gross charge-offs	(104)	(433)	—	—	—	—	—	(537)
Gross recoveries	—	—	—	—	—	—	—	—
Time and demand other	9,965	6,022	17,860	19,352	3,025	46,466	7,509	110,199
Pass	9,965	6,022	17,860	19,352	3,025	46,466	7,509	110,199
Gross charge-offs	—	—	—	—	—	—	(2,410)	(2,410)
Gross recoveries	—	—	—	—	—	—	225	225

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
Total net charge-offs for the nine months ended September 30, 2024 and 2023 were $17.5 million and $13.8 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of September 30, 2024 and December 31, 2023. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2024
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,809	$3,315	$—	$15,409	$20,533	$1,609,002	$1,629,535
Time and demand	891	3,146	—	13,689	17,726	1,123,751	1,141,477
Commercial credit cards	41	53	—	—	94	12,311	12,405
Equipment finance	875	116	—	1,720	2,711	363,816	366,527
Time and demand other	2	—	—	—	2	109,124	109,126
Real estate construction	6,016	—	—	5,817	11,833	528,942	540,775
Construction other	6,016	—	—	5,817	11,833	510,715	522,548
Construction residential	—	—	—	—	—	18,227	18,227
Residential real estate	4,745	2,505	994	10,223	18,467	2,355,909	2,374,376
Residential first lien	3,428	1,753	436	5,644	11,261	1,687,602	1,698,863
Residential junior lien/home equity	1,317	752	558	4,579	7,206	668,307	675,513
Commercial real estate	10,599	479	—	43,172	54,250	3,015,188	3,069,438
Multifamily	69	—	—	21	90	540,337	540,427
Non-owner occupied	6,520	180	—	35,314	42,014	1,761,070	1,803,084
Owner occupied	4,010	299	—	7,837	12,146	713,781	725,927
Loans to individuals	4,416	1,249	197	102	5,964	1,345,412	1,351,376
Automobile and recreational vehicles	4,083	896	79	100	5,158	1,270,607	1,275,765
Consumer credit cards	27	32	—	—	59	9,551	9,610
Consumer other	306	321	118	2	747	65,254	66,001
Total loans and leases	$27,585	$7,548	$1,191	$74,723	$111,047	$8,854,453	$8,965,500

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
At September 30, 2024 and December 31, 2023, there were no nonperforming loans held for sale. During both the nine months ended September 30, 2024 and 2023, there were no gains recognized on the sale of nonperforming loans.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of September 30, 2024 and December 31, 2023. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2024			December 31, 2023
	Recorded investment	Unpaid principal balance	Related specific allowance	Recorded investment	Unpaid principal balance	Related specific allowance
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$3,631	$16,697		$4,369	$18,014
Time and demand	2,324	15,390		3,527	17,172
Equipment finance	1,307	1,307		842	842
Time and demand other	—	—		—	—
Real estate construction	5,817	5,869		3,288	3,288
Construction other	5,817	5,869		3,288	3,288
Construction residential	—	—		—	—
Residential real estate	8,669	10,357		7,042	8,763
Residential first lien	5,351	6,290		4,161	5,151
Residential junior lien/home equity	3,318	4,067		2,881	3,612
Commercial real estate	9,524	9,951		12,402	18,219
Multifamily	21	21		55	58
Non-owner occupied	7,236	7,419		10,971	17,092
Owner occupied	2,267	2,511		1,376	1,069
Loans to individuals	102	157		166	259
Automobile and recreational vehicles	100	141		164	257
Consumer other	2	16		2	2
Subtotal	27,743	43,031		27,267	48,543
With a specific allowance recorded:
Commercial, financial, agricultural and other	11,778	12,886	$6,534	5,691	6,787	$4,044
Time and demand	11,365	12,473	6,397	5,691	6,787	4,044
Equipment finance	413	413	137	—	—	—
Time and demand other	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Construction other	—	—	—	—	—	—
Construction residential	—	—	—	—	—	—
Residential real estate	1,554	1,723	249	1,531	1,697	118
Residential first lien	293	293	44	282	279	39
Residential junior lien/home equity	1,261	1,430	205	1,249	1,418	79
Commercial real estate	33,648	34,798	7,491	4,983	5,294	387
Multifamily	—	—	—	—	—	—
Non-owner occupied	28,078	29,050	6,686	3,311	3,550	174
Owner occupied	5,570	5,748	805	1,672	1,744	213
Loans to individuals	—	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Subtotal	46,980	49,407	14,274	12,205	13,778	4,549
Total	$74,723	$92,438	$14,274	$39,472	$62,321	$4,549

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30,
	2024		2023
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$5,720	$10	$3,974	$141
Time and demand	4,673	10	3,786	141
Equipment finance	1,047	—	188	—
Time and demand other	—	—	—	—
Real estate construction	4,424	—	365	—
Construction other	4,424	—	365	—
Construction residential	—	—	—	—
Residential real estate	8,223	117	6,224	75
Residential first lien	4,946	114	3,602	74
Residential junior lien/home equity	3,277	3	2,622	1
Commercial real estate	8,951	62	9,253	170
Multifamily	38	—	30	—
Non-owner occupied	6,177	20	7,313	57
Owner occupied	2,736	42	1,910	113
Loans to individuals	136	5	428	7
Automobile and recreational vehicles	134	5	341	7
Consumer other	2	—	87	—
Subtotal	27,454	194	20,244	393
With a specific allowance recorded:
Commercial, financial, agricultural and other	5,128	37	10,190	(16)
Time and demand	5,083	37	10,190	(16)
Equipment finance	45	—	—	—
Time and demand other	—	—	—	—
Real estate construction	—	—	—	—
Construction other	—	—	—	—
Construction residential	—	—	—	—
Residential real estate	1,283	—	1,099	—
Residential first lien	33	—	—	—
Residential junior lien/home equity	1,250	—	1,099	—
Commercial real estate	15,034	233	13,134	—
Multifamily	—	—	—	—
Non-owner occupied	12,979	—	12,763	—
Owner occupied	2,055	233	371	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	21,445	270	24,423	(16)
Total	$48,899	$464	$44,667	$377

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,
	2024		2023
	Average recorded investment	Interest income recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$5,252	$10	$2,509	$135
Time and demand	3,770	10	2,269	135
Equipment finance	1,482	—	240	—
Time and demand other	—	—	—	—
Real estate construction	5,834	—	1,096	—
Construction other	5,834	—	1,096	—
Construction residential	—	—	—	—
Residential real estate	8,781	4	6,290	35
Residential first lien	5,420	4	3,784	34
Residential junior lien/home equity	3,361	—	2,506	1
Commercial real estate	10,089	17	7,908	213
Multifamily	14	—	68	—
Non-owner occupied	7,593	17	6,498	53
Owner occupied	2,482	—	1,342	160
Loans to individuals	121	2	401	6
Automobile and recreational vehicles	119	2	315	6
Consumer other	2	—	86	—
Subtotal	30,077	33	18,204	389
With a specific allowance recorded:
Commercial, financial, agricultural and other	7,816	28	14,980	—
Time and demand	7,679	28	14,980	—
Equipment finance	137	—	—	—
Time and demand other	—	—	—	—
Real estate construction	—	—	—	—
Construction other	—	—	—	—
Construction residential	—	—	—	—
Residential real estate	1,351	—	1,236	—
Residential first lien	98	—	—	—
Residential junior lien/home equity	1,253	—	1,236	—
Commercial real estate	24,633	233	13,514	—
Multifamily	—	—	—	—
Non-owner occupied	20,406	—	12,601	—
Owner occupied	4,227	233	913	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	33,800	261	29,730	—
Total	$63,877	$294	$47,934	$389
Unfunded commitments related to nonperforming loans were $0.2 million and $0.1 million at September 30, 2024 and December 31, 2023, respectively. After consideration of the requirements to draw and available collateral related to these

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitments, it was determined that no reserve was required for these commitments at September 30, 2024 and December 31, 2023.
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
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty:

	For the Nine Months Ended September 30, 2024
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Rate Reduction and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$254	$5,995	$—	$898	$—	$100	$7,247	0.44%
Time and demand	254	5,995	—	834	—	—	7,083	0.62
Equipment finance	—	—	—	64	—	100	164	0.04
Residential real estate	—	160	—	509	—	—	669	0.03
Residential first lien	—	160	—	482	—	—	642	0.04
Residential junior lien/home equity	—	—	—	27	—	—	27	—
Commercial real estate	—	—	9,674	—	—	—	9,674	0.32
Owner occupied	—	—	9,674	—	—	—	9,674	1.33
Loans to individuals	—	11	—	9	12	—	32	—
Automobile and recreational vehicles	—	11	—	9	12	—	32	—
Total	$254	$6,166	$9,674	$1,416	$12	$100	$17,622	0.20%

	For the Nine Months Ended September 30, 2023
	Rate Reduction	Term Extension	Principal Forgiveness	Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Residential real estate	$22	$305	$—	$305	$632	0.03%
Residential first lien	22	305	—	305	632	0.04
Total	$22	$305	$—	$305	$632	0.01%

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2024
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$75	$4,885	$—	$834	$5,794	0.36%
Time and demand	75	4,885	—	834	5,794	0.51
Residential real estate	—	72	—	124	196	0.01
Residential first lien	—	72	—	124	196	0.01
Total	$75	$4,957	$—	$958	$5,990	0.07%

	For the Three Months Ended September 30, 2023
	Rate Reduction	Term Extension	Principal Forgiveness	Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Residential real estate	$—	$144	$—	$63	$207	0.01%
Residential first lien	—	144	—	63	207	0.01
Total loans and leases	$—	$144	$—	$63	$207	—%
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

	For the Nine Months Ended September 30, 2024
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	1.99%	1.5	$—	0.9
Time and demand	1.87	1.5	—	1.0
Equipment finance	2.30	0.5	—	0.4
Residential real estate	—	3.8	—	0.7
Residential first lien	—	3.5	—	0.7
Residential junior lien/home equity	—	10.3	—	0.3
Commercial real estate	—	0.0	—	0.9
Owner occupied	—	0.5	—	0.9
Loans to individuals	2.39	2.6	—	0.4
Automobile and recreational vehicles	2.39	2.6	—	0.4
Total	2.01%	1.7	$—	0.9

	For the Nine Months Ended September 30, 2023
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Residential real estate	2.25%	2.8	$—	0.5
Residential first lien	2.25	2.8	—	0.5
Total	2.25%	2.8	$—	0.5

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2024
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	2.75%	1.4	$—	1.0
Time and demand	2.75	1.4	—	1.0
Residential real estate	—	2.9	—	0.7
Residential first lien	—	2.9	—	0.7
Total	2.75%	1.5	$—	1.0

	For the Three Months Ended September 30, 2023
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Residential real estate	—%	2.2	—	0.5
Residential first lien	—	2.2	—	0.5
Total	—%	2.2	$—	0.5

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A modification is considered to be in default when the loan is 90 days or more past due. The following table shows modifications considered to be in default.

	September 30, 2024		December 31, 2023
	Number of Contracts	Balance	Number of Contracts	Balance
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$164	—	$—
Equipment finance	2	164	—	—
Residential real estate	1	95	—	—
Residential first lien	1	95	—	—
Total loans and leases	3	$259	—	$—
The following table shows the payment status of loans that have been modified in the last twelve months prior to the date presented:

	September 30, 2024
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$7,129	$—	$—	$164	$7,293
Time and demand	7,129	—	—	—	7,129
Equipment finance	—	—	—	164	164
Residential real estate	616	—	84	95	795
Residential first lien	589	—	84	95	768
Residential junior lien/home equity	27	—	—	—	27
Commercial real estate	9,674	—	—	—	9,674
Owner occupied	9,674	—	—	—	9,674
Loans to individuals	32	—	—	—	32
Automobile and recreational vehicles	32	—	—	—	32
Total loans and leases	$17,451	$—	$84	$259	$17,794

	December 31, 2023
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$50	$—	$—	$—	$50
Time and demand	50	—	—	—	50
Residential real estate	758	—	—	—	758
Residential first lien	758	—	—	—	758
Commercial real estate	9,663	—	—	—	9,663
Owner occupied	9,663	—	—	—	9,663
Total loans and leases	$10,471	$—	$—	$—	$10,471

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Nine Months Ended September 30, 2024
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$27,996	$(11,230)	$633	$13,304	$30,703
Time and demand	22,819	(8,161)	405	7,483	22,546
Commercial credit cards	278	(183)	5	137	237
Equipment finance	3,399	(1,235)	72	4,294	6,530
Time and demand other	1,500	(1,651)	151	1,390	1,390
Real estate construction	7,418	(35)	6	(1,209)	6,180
Construction other	6,448	(35)	6	(527)	5,892
Construction residential	970	—	—	(682)	288
Residential real estate	23,901	(361)	221	(1,122)	22,639
Residential first lien	16,975	(137)	150	(985)	16,003
Residential junior lien/home equity	6,926	(224)	71	(137)	6,636
Commercial real estate	37,071	(2,047)	166	9,492	44,682
Multifamily	5,233	—	—	(178)	5,055
Non-owner occupied	19,995	(507)	53	8,405	27,946
Owner occupied	11,843	(1,540)	113	1,265	11,681
Loans to individuals	21,332	(7,148)	2,306	5,418	21,908
Automobile and recreational vehicles	19,142	(5,552)	1,937	4,065	19,592
Consumer credit cards	372	(348)	78	238	340
Consumer other	1,818	(1,248)	291	1,115	1,976
Total loans and leases	$117,718	$(20,821)	$3,332	$25,883	$126,112
a) The provision expense (credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2023
	Beginning balance	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$22,650	$19,417	$(9,102)	$352	$4,088	$37,405
Time and demand	20,040	19,417	(7,424)	214	804	33,051
Commercial credit cards	335	—	(63)	13	22	307
Equipment finance	1,086	—	(45)	—	1,586	2,627
Time and demand other	1,189	—	(1,570)	125	1,676	1,420
Real estate construction	8,822	287	—	—	(605)	8,504
Construction other	6,360	227	—	—	765	7,352
Construction residential	2,462	60	—	—	(1,370)	1,152
Residential real estate	21,412	527	(384)	128	2,257	23,940
Residential first lien	14,822	197	(124)	65	2,071	17,031
Residential junior lien/home equity	6,590	330	(260)	63	186	6,909
Commercial real estate	28,804	6,971	(1,689)	142	8,871	43,099
Multifamily	4,726	234	—	—	861	5,821
Non-owner occupied	16,426	2,739	(172)	126	6,373	25,492
Owner occupied	7,652	3,998	(1,517)	16	1,637	11,786
Loans to individuals	21,218	3	(4,649)	1,388	3,429	21,389
Automobile and recreational vehicles	18,819	3	(3,469)	1,114	2,823	19,290
Consumer credit cards	412	—	(205)	63	100	370
Consumer other	1,987	—	(975)	211	506	1,729
Total loans and leases	$102,906	$27,205	$(15,824)	$2,010	$18,040	$134,337
a) The provision expense (credit) shown here includes the day 1 provision on non-PCD loans acquired from Centric and excludes the provision for off-balance sheet credit exposure included in the income statement.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2024
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$30,608	$(5,980)	$110	$5,965	$30,703
Time and demand	23,589	(4,784)	11	3,730	22,546
Commercial credit cards	244	(81)	5	69	237
Equipment finance	5,292	(521)	36	1,723	6,530
Time and demand other	1,483	(594)	58	443	1,390
Real estate construction	6,389	—	—	(209)	6,180
Construction other	6,017	—	—	(125)	5,892
Construction residential	372	—	—	(84)	288
Residential real estate	22,173	(106)	51	521	22,639
Residential first lien	15,745	(28)	37	249	16,003
Residential junior lien/home equity	6,428	(78)	14	272	6,636
Commercial real estate	42,544	(1,423)	42	3,519	44,682
Multifamily	5,206	—	—	(151)	5,055
Non-owner occupied	25,036	(37)	5	2,942	27,946
Owner occupied	12,302	(1,386)	37	728	11,681
Loans to individuals	21,940	(2,280)	801	1,447	21,908
Automobile and recreational vehicles	19,676	(1,827)	676	1,067	19,592
Consumer credit cards	346	(120)	33	81	340
Consumer other	1,918	(333)	92	299	1,976
Total loans and leases	$123,654	$(9,789)	$1,004	$11,243	$126,112
a) The provision expense (credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2023
	Beginning balance	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$41,714	$—	$(1,762)	$98	$(2,645)	$37,405
Time and demand	37,873	—	(954)	46	(3,914)	33,051
Commercial credit cards	320	—	(28)	6	9	307
Equipment finance	2,074	—	—	—	553	2,627
Time and demand other	1,447	—	(780)	46	707	1,420
Real estate construction	7,728	—	—	—	776	8,504
Construction other	6,145	—	—	—	1,207	7,352
Construction residential	1,583	—	—	—	(431)	1,152
Residential real estate	23,740	—	(304)	57	447	23,940
Residential first lien	16,563	—	(107)	22	553	17,031
Residential junior lien/home equity	7,177	—	(197)	35	(106)	6,909
Commercial real estate	38,927	—	(172)	6	4,338	43,099
Multifamily	5,775	—	—	—	46	5,821
Non-owner occupied	21,710	—	(172)	2	3,952	25,492
Owner occupied	11,442	—	—	4	340	11,786
Loans to individuals	21,437	—	(2,360)	461	1,851	21,389
Automobile and recreational vehicles	19,258	—	(1,883)	412	1,503	19,290
Consumer credit cards	375	—	(59)	16	38	370
Consumer other	1,804	—	(418)	33	310	1,729
Total loans and leases	$133,546	$—	$(4,598)	$622	$4,767	$134,337
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

			September 30, 2024	December 31, 2023
Balance sheet:
Operating lease asset classified as premises and equipment			$40,982	$45,005
Operating lease liability classified as other liabilities			45,472	49,327

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,406	$1,521	$4,333	$4,565

Weighted average lease term, in years			13.12	13.37
Weighted average discount rate			3.72%	3.51%
Operating cash flows			$1,404	$1,571
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2024 were as follows (dollars in thousands):

For the twelve months ended:
September 30, 2025	$5,577
September 30, 2026	5,063
September 30, 2027	4,749
September 30, 2028	4,415
September 30, 2029	4,456
Thereafter	34,237
Total future minimum lease payments	58,497
Less remaining imputed interest	13,025
Operating lease liability	$45,472

Note 10 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at September 30, 2024 and December 31, 2023, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
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

	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Inputs	Range / (weighted average)
September 30, 2024
Other Investments	$5,732	Carrying Value	N/A	N/A
Limited Partnership Investments	29,757	Par Value	N/A	N/A
December 31, 2023
Other Investments	$6,182	Carrying Value	N/A	N/A
Limited Partnership Investments	27,137	Par Value	N/A	N/A

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$3,116	$—	$3,116
Mortgage-Backed Securities - Commercial	—	684,834	—	684,834
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	383,455	—	383,455
Other Government-Sponsored Enterprises	—	947	—	947
Obligations of States and Political Subdivisions	—	8,179	—	8,179
Corporate Securities	—	60,269	—	60,269
Total Debt Securities	—	1,140,800	—	1,140,800
Equity Securities	—	—	—	—
Total Securities Available for Sale	—	1,140,800	—	1,140,800
Other Investments	—	18,860	5,732	24,592
Loans Held for Sale	—	46,785	—	46,785
Other Assets(a)	—	17,815	29,757	47,572
Total Assets	$—	$1,224,260	$35,489	$1,259,749
Other Liabilities(a)	$—	$30,860	$—	$30,860
Total Liabilities	$—	$30,860	$—	$30,860
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$3,465	$—	$3,465
Mortgage-Backed Securities - Commercial	—	465,393	—	465,393
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	494,599	—	494,599
Other Government-Sponsored Enterprises	—	915	—	915
Obligations of States and Political Subdivisions	—	8,202	—	8,202
Corporate Securities	—	48,412	—	48,412
Total Securities Available for Sale	—	1,020,986	—	1,020,986
Other Investments	—	44,689	6,182	50,871
Loans Held for Sale	—	29,820	—	29,820
Other Assets(a)	—	32,668	27,137	59,805
Total Assets	$—	$1,128,163	$33,319	$1,161,482
Other Liabilities(a)	$—	$58,167	$—	$58,167
Total Liabilities	$—	$58,167	$—	$58,167
(a)Hedging and non-hedging interest rate derivatives and limited partnership investments

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the nine months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2024
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$6,182	$27,137	$33,319
Total gains or losses
Included in earnings	—	(7)	(7)
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	3,383	3,383
Issuances	—	—	—
Sales	(450)	—	(450)
Settlements	—	(756)	(756)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$5,732	$29,757	$35,489

	2023
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$1,170	$17,691	$18,861
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	5,000	9,161	14,161
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(512)	(512)
Transfers from Level 3	—	—	—
Transfers into Level 3	12	57	69
Balance, end of period	$6,182	$26,397	$32,579
During the nine months ended September 30, 2024 and 2023, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2024 and 2023.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2024
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$6,182	$28,825	$35,007
Total gains or losses
Included in earnings	—	4	4
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	1,147	1,147
Issuances	—	—	—
Sales	(450)	—	(450)
Settlements	—	(219)	(219)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$5,732	$29,757	$35,489

	2023
	Other Investments	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$6,182	$25,011	$31,193
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	1,544	1,544
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(158)	(158)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Balance, end of period	$6,182	$26,397	$32,579
During the three months ended September 30, 2024 and 2023, there were no transfers between fair value Levels 1, 2 or 3. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2024 and 2023.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets measured at fair value on a nonrecurring basis at the dates shown below:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$49,501	$10,948	$60,449
Other real estate owned	—	1,018	—	1,018
Total Assets	$—	$50,519	$10,948	$61,467

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$25,215	$9,708	$34,923
Other real estate owned	—	609	—	609
Total Assets	$—	$25,824	$9,708	$35,532
The following (losses) gains were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Nonperforming loans	$(6,914)	$(4,598)	$(12,413)	$(5,265)
Other real estate owned	(34)	—	(68)	—
Total losses	$(6,948)	$(4,598)	$(12,481)	$(5,265)
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
The fair value for other real estate owned that is determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned that is determined using an internal valuation, is classified as Level 3. Other real estate owned has a current carrying value of $0.7 million as of September 30, 2024 and primarily consists of residential real estate properties in Pennsylvania and Ohio. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2024.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.2 million and $0.1 million at September 30, 2024 and December 31, 2023. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	September 30, 2024
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$126,598	$126,598	$126,598	$—	$—
Interest-bearing deposits	455,711	455,711	455,711	—	—
Securities available for sale	1,140,800	1,140,800	—	1,140,800	—
Equity securities	—	—	—	—	—
Securities held to maturity	430,425	373,160	—	373,160	—
Other investments	24,592	24,592	—	18,860	5,732
Loans held for sale	46,785	46,785	—	46,785	—
Loans and leases	8,965,500	8,903,333	—	49,501	8,853,832
Financial liabilities
Deposits	9,745,552	9,745,094	—	9,745,094	—
Short-term borrowings	538,828	537,568	—	537,568	—
Subordinated debt	128,266	111,785	—	—	111,785
Long-term debt	3,548	3,539	—	3,539	—
Capital lease obligation	4,471	4,471	—	4,471	—

	December 31, 2023
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$125,436	$125,436	$125,436	$—	$—
Interest-bearing deposits	21,557	21,557	21,557	—	—
Securities available for sale	1,020,986	1,020,986	—	1,020,986	—
Securities held to maturity	419,009	350,595	—	350,595	—
Other investments	50,871	50,871	—	44,689	6,182
Loans held for sale	29,820	29,820	—	29,820	—
Loans and leases	8,968,761	8,860,736	—	25,215	8,835,521
Financial liabilities
Deposits	9,192,309	9,187,655	—	9,187,655	—
Short-term borrowings	597,835	594,670	—	594,670	—
Subordinated debt	177,741	151,525	—	—	151,525
Long-term debt	4,122	4,041	—	4,041	—
Capital lease obligation	4,894	4,894	—	4,894	—

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
The fee received for such derivatives, less the estimate of the loss for the credit exposure, is recognized in earnings at the time of the transaction.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three and nine months ended September 30, 2024 was an increase of $0.6 million and $0.9 million, respectively.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded. At September 30, 2024, the underlying funded mortgage loan commitments had a carrying value of $9.5 million and a fair value of $11.4 million, while the underlying unfunded mortgage loan commitments had a notional amount of $64.0 million. At December 31, 2023, the underlying funded mortgage loan commitments had a carrying value of $7.1 million and a fair value of $8.1 million, while the underlying unfunded mortgage loan commitments had a notional amount of $38.2 million. The interest rate lock commitments decreased other noninterest income by $0.1 million for the three months ended September 30, 2024 and increased other noninterest income by $0.3 million for the nine months ended September 30, 2024, respectively.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Designated as Hedging Instruments
In August 2019, the Company entered into two interest rate swap contracts that are designated as cash flow hedges. These contracts mature on August 15, 2024 and August 15, 2026 and have notional amounts of $30.0 million and $40.0 million, respectively. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments made on subordinated debentures. Initially these swaps were benchmarked to the 3-month LIBOR rate; however, as a result of the discontinuance of the LIBOR rate on June 30, 2023, both of the swap contracts were amended to hedge exposure to the variability of the 3-month Daily Simple SOFR, compounded in arrears. This change is in agreement with amendments made to the interest rate on the subordinated debentures as a result of the discontinuance of LIBOR. Therefore, the interest rate swaps convert the interest rate benchmark on the first $70.0 million of 3-month SOFR based subordinated debentures to a fixed rate.
During 2021, the Company entered into eight interest rate swap contracts that were designated as cash flow hedges, $25.0 million of which matured during the second quarter of 2024. The remaining interest rate swaps have a total notional amount of $475.0 million: $50.0 million with an original maturity of three years, $250.0 million with an original maturity of four years and $175.0 million with an original maturity of five years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans. Initially these swaps were benchmarked to the 1-month LIBOR rate however, as a result of the discontinuance of the LIBOR rate on June 30, 2023, these swaps were amended to hedge exposure to the variability of the 1-month Daily Simple SOFR rate compounded in arrears. Therefore, the interest rate swaps convert the interest payments on the first $500.0 million of 1-month Daily Simple SOFR based commercial loans into fixed rate payments. The following table provides the notional amount of interest rate swap contracts and their maturity date.

Notional Amount	Maturity Date
(dollars in thousands)
50,000	12/01/24
150,000	05/01/25
25,000	08/25/25
25,000	10/10/25
50,000	11/05/25
150,000	05/01/26
25,000	10/15/26
$475,000
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income. For the three and nine months ended September 30, 2024, there was a negative impact of $5.1 million and $15.8 million, respectively, on net interest income as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," or "Interest and fees on loans", the same line items in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at September 30, 2024, and changes in the fair value attributed to hedge ineffectiveness were not material.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Interest rate derivatives:
Credit value adjustment	$(154)	$(13)
Notional amount:
Interest rate derivatives	921,088	945,046
Interest rate caps	37,295	37,647
Interest rate collars	524	35,878
Risk participation agreements	182,869	206,325
Sold credit protection on risk participation agreements	(151,714)	(121,265)
Interest rate options	64,016	38,155
Interest rate forwards:
Fair value adjustment	(24)	(352)
Notional amount	48,000	39,000
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(12,867)	(25,133)
Notional amount	515,000	570,000

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income", "Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Non-hedging interest rate derivatives
Increase (decrease) in other income	$425	$(581)	$721	$(178)
Non-hedging interest rate forwards
(Decrease) increase in other income	(79)	(460)	329	(590)
Hedging interest rate derivatives
Decrease in interest and fees on loans	(5,630)	(5,508)	(17,832)	(15,678)
Decrease in interest from subordinated debentures	(567)	(715)	(2,014)	(1,925)

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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill at both September 30, 2024 and December 31, 2023 was $363.7 million. No impairment charges on goodwill or other intangible assets were incurred in 2024 or 2023.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of September 30, 2024, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Note 14 Subordinated Debentures
Subordinated debentures outstanding are as follows:

			September 30, 2024	December 31, 2023
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	3-Month CME Term SOFR + 0.26161% + 1.845%	$—	$49,592
First Commonwealth Bank	2033	5.50% until June 1, 2028, then 3-Month CME Term SOFR + 0.26161% + 2.37%	49,393	49,341
First Commonwealth Financial Corp	2031	4.50% until March 29, 2026, then Prime + 1.00%	6,706	6,641
First Commonwealth Capital Trust II	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	41,238	41,238
Total			$128,266	$177,741
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
In order to reduce its exposure to variability in expected future cash flows related to interest payments on First Commonwealth Capital Trust II and III, the Company entered into two interest rate swap contracts that are designated as cash flow hedges. These contracts fix the index rate based portion of the interest rate on Capital Trust III at 1.525% until August 15, 2026. A similar interest rate swap contract was entered for Capital Trust II which fixed the index rate based portion at 1.515%, however that swap expired on August 15, 2024. Additional information related to these cash flow hedges can be found in Note 12 - "Derivatives".
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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $3.9 million and $3.1 million in commission expense as of September 30, 2024 and 2023, respectively.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$3,242	$2,949	$8,790	$7,967
Service charges on deposit accounts	5,840	5,600	16,769	15,842
Insurance and retail brokerage commissions	2,663	2,305	7,618	7,171
Card-related interchange income	4,137	7,221	17,964	21,422
Gain on sale of other loans and assets	290	102	567	268
Other income	1,121	1,097	3,433	3,233
Noninterest Income (in-scope of Topic 606)	17,293	19,274	55,141	55,903
Noninterest Income (out-of-scope of Topic 606)	7,405	5,552	18,755	16,409
Total Noninterest Income	$24,698	$24,826	$73,896	$72,312

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and nine months ended September 30, 2024 and 2023, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 66 and 74 for nine and three months ended September 30, 2024 and 2023.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands, except per share data)
Net Income	$32,086	$39,231	$106,723	$112,236
Per Share Data:
Basic Earnings per Share	$0.31	$0.38	$1.05	$1.11
Diluted Earnings per Share	0.31	0.38	1.04	1.10
Cash Dividends Declared per Common Share	0.130	0.125	0.385	0.370
Average Balance:
Total assets	$11,776,532	$11,307,058	$11,664,788	$10,987,290
Total equity	1,389,290	1,249,441	1,353,125	1,215,433
End of Period Balance:
Net loans and leases (1)			$8,886,173	$8,800,515
Total assets			11,983,199	11,421,988
Total deposits			9,745,552	9,241,065
Total equity			1,409,616	1,240,531
Key Ratios:
Return on average assets	1.08%	1.38%	1.22%	1.37%
Return on average equity	9.19%	12.46%	10.54%	12.35%
Dividends payout ratio	41.94%	32.89%	36.67%	33.33%
Average equity to average assets ratio	11.80%	11.05%	11.60%	11.06%
Net interest margin	3.56%	3.76%	3.55%	3.87%
Net loans to deposits ratio			91.18%	95.23%
(1) Includes loans held for sale.

Results of Operations
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net Income
For the nine months ended September 30, 2024, First Commonwealth had net income of $106.7 million, or $1.04 diluted earnings per share, compared to net income of $112.2 million, or $1.10 diluted earnings per share, in the nine months ended September 30, 2023. The decrease in net income was primarily the result of a $6.1 million decrease in net interest income and a $6.0 million increase in the provision for credit losses. Offsetting these items was a $1.6 million increase in noninterest income and a $3.3 million decrease in noninterest expense, the latter of which was primarily due to $8.9 million in expenses related to the Centric acquisition recognized in the nine months ended September 30, 2023.
For the nine months ended September 30, 2024, the Company’s return on average equity was 10.54% and its return on average assets was 1.22%, compared to 12.35% and 1.37%, respectively, for the nine months ended September 30, 2023.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $284.8 million in the first nine months of 2024, compared to $290.9 million for the same period in 2023. The decrease in net interest income can be attributed to a 100 basis point increase in the cost of interest-bearing liabilities offset by a 49 basis point increase in the yield on interest-earning assets. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 79.3% and 80.0% for the nine months ended September 30, 2024 and 2023, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The net interest margin on a fully taxable equivalent basis was 3.55% for the nine months ended September 30, 2024 and 3.87% for the nine months ended September 30, 2023. The net interest margin is affected by changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.
The taxable equivalent yield on interest-earning assets was 5.63% for the nine months ended September 30, 2024, an increase of 49 basis points compared to the 5.14% yield for the same period in 2023. This change is a result of the higher interest rate environment and resulted in the loan portfolio yield increasing by 47 basis points when compared to the nine months ended September 30, 2023. Contributing to this increase was the yield on our adjustable and variable rate commercial loan portfolios, which increased 30 basis points due to the impact on loan repricing and new volumes at higher interest rates. Additionally, for the nine months ended September 30, 2024, 8 basis points of the yield on interest-earning assets can be attributed to the recognition of $6.1 million in accretion of purchase accounting marks, primarily from the Centric acquisition. For the nine months ended September 30, 2023, accretion of purchase accounting marks contributed $6.9 million, or 9 basis points, to the yield on interest-earning assets.
The investment portfolio yield increased 101 basis points in comparison to the prior year as new volume rates were higher than the portfolio yield. The average investment portfolio balance for the period ended September 30, 2024 increased $278.9 million as compared to the nine months ended September 30, 2023 as a result of liquidity from growth in interest-bearing liabilities. The yield on interest-bearing deposits with banks increased 20 basis points for the nine months ended September 30, 2024 as compared to the prior year, while the average balance increased from $197.5 million in 2023 to $199.9 million in 2024.
The cost of interest-bearing liabilities increased to 2.84% for the nine months ended September 30, 2024, from 1.84% for the same period in 2023. The cost of interest-bearing deposits increased 109 basis points and short-term borrowings decreased 11 basis points in comparison to the same period last year. The increase in the cost of interest-bearing deposits can be attributed to higher market interest rates, as well as changes in the mix of deposits as customers moved funds to take advantage of the increased rates offered in money market and time deposit accounts. Comparing the nine months ended September 30, 2024 with the comparable period in 2023, average time deposits increased $599.2 million, or 67.3%, with an increase in the cost of these deposits of 130 basis points. Other interest-bearing deposits increased on average $116.7 million, or 2.1%, compared to the nine months ended September 30, 2023 and the cost of these deposits increased 88 basis points. Compared to the prior period, short-term borrowings increased an average of $158.0 million in order to provide liquidity and fund growth in loans and investments.
For the nine months ended September 30, 2024, changes in rates negatively impacted net interest income by $7.0 million when compared with the same period in 2023. The higher yield on interest-earning assets positively impacted net interest income by $44.3 million, while the increase in the cost of interest-bearing liabilities negatively impacted net interest income by $51.3 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $0.9 million for the nine months ended September 30, 2024, as compared to the same period in 2023. Higher levels of interest-earning assets resulted in an increase of $20.4 million in interest income, while changes in the volume and mix of interest-bearing liabilities increased interest expense by $19.5 million. Average interest-earning assets for the nine months ended September 30, 2024 increased $661.0 million, or 6.6%, compared to the same period in 2023. Average loans for the comparable period increased $379.7 million, or 4.4% and average investments increased $278.9 million, or 22.7%.
Net interest income was negatively impacted by a $190.8 million decrease in average net free funds for the nine months ended September 30, 2024 as compared to September 30, 2023. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The level of net free funds was impacted by a lower level of noninterest-bearing demand deposits as customers became more rate sensitive and moved their funds into interest-bearing deposits. Average noninterest-bearing demand deposits for the nine months ended September 30, 2024 decreased $292.7 million, or 11.3%, compared to the same period in 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the nine months ended September 30:

	2024	2023
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$450,467	$385,741
Adjustment to fully taxable equivalent basis	994	923
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	451,461	386,664
Interest expense	166,656	95,802
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$284,805	$290,862

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the nine months ended September 30:

	2024			2023
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$199,887	$8,304	5.55%	$197,522	$7,899	5.35%
Tax-free investment securities	20,218	405	2.68	21,660	437	2.70
Taxable investment securities	1,488,386	35,854	3.22	1,208,061	19,762	2.19
Loans and leases, net of unearned income (b)(c)	9,006,908	406,898	6.03	8,627,203	358,566	5.56
Total interest-earning assets	10,715,399	451,461	5.63	10,054,446	386,664	5.14
Noninterest-earning assets:
Cash	113,798			111,732
Allowance for credit losses	(121,331)			(131,297)
Other assets	956,922			952,409
Total noninterest-earning assets	949,389			932,844
Total Assets	$11,664,788			$10,987,290
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,909,166	$25,902	1.81%	$1,970,178	$17,977	1.22%
Savings deposits (d)	3,704,820	66,256	2.39	3,527,158	35,923	1.36
Time deposits	1,489,476	48,229	4.33	890,299	20,204	3.03
Short-term borrowings	560,743	19,383	4.62	402,782	14,237	4.73
Long-term debt	164,553	6,886	5.59	186,629	7,461	5.35
Total interest-bearing liabilities	7,828,758	166,656	2.84	6,977,046	95,802	1.84
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,299,650			2,592,373
Other liabilities	183,255			202,438
Shareholders’ equity	1,353,125			1,215,433
Total Noninterest-Bearing Funding Sources	3,836,030			4,010,244
Total Liabilities and Shareholders’ Equity	$11,664,788			$10,987,290
Net Interest Income and Net Yield on Interest-Earning Assets		$284,805	3.55%		$290,862	3.87%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the nine months ended September 30, 2024 and 2023.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the nine months ended September 30, 2024 compared with September 30, 2023:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$405	$95	$310
Tax-free investment securities	(32)	(29)	(3)
Taxable investment securities	16,092	4,592	11,500
Loans and leases	48,332	15,790	32,542
Total interest income (b)	64,797	20,448	44,349
Interest-bearing liabilities:
Interest-bearing demand deposits	7,925	(557)	8,482
Savings deposits	30,333	1,807	28,526
Time deposits	28,025	13,579	14,446
Short-term borrowings	5,146	5,588	(442)
Long-term debt	(575)	(883)	308
Total interest expense	70,854	19,534	51,320
Net interest income	$(6,057)	$914	$(6,971)
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the nine months ended September 30:

	2024		2023
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$13,304	51%	$606	8%
Time and demand	7,483	29	(2,632)	(36)
Commercial credit cards	137	1	22	—
Equipment finance	4,294	16	1,586	22
Time and demand other	1,390	5	1,630	22
Real estate construction	(1,209)	(5)	(2,243)	(30)
Construction other	(527)	(2)	(381)	(5)
Construction residential	(682)	(3)	(1,862)	(25)
Residential real estate	(1,122)	(4)	1,643	22
Residential first lien	(985)	(3)	1,634	22
Residential junior lien/home equity	(137)	(1)	9	—
Commercial real estate	9,492	37	3,960	54
Multifamily	(178)	(1)	347	5
Non-owner occupied	8,405	33	4,262	58
Owner occupied	1,265	5	(649)	(9)
Loans to individuals	5,418	21	3,421	46
Automobile and recreational vehicles	4,065	16	2,819	38
Consumer credit cards	238	1	100	1
Consumer other	1,115	4	502	7
Provision for credit losses on loans and leases	$25,883	100%	$7,387	100%
Provision for credit losses - acquisition day 1 non-PCD	—		10,653
Total provision for credit losses on loans and leases	25,883		18,040
Provision for off-balance sheet credit exposure	(3,203)		(1,362)
Total provision for credit losses	$22,680		$16,678
Total provision expense for the nine months ended September 30, 2024, increased $6.0 million compared to the nine months ended September 30, 2023. The increase can be attributed to $17.5 million in net charge-offs as well as an increase of $9.2 million in specific reserves. The specific reserves can be attributed to $6.2 million for three non-owner occupied relationships and $2.8 million for a time and demand relationship, all of which were moved to nonaccrual during the nine months ended September 30, 2024. During the first nine months of 2023, provision expense of $10.7 million was recognized as the day 1 non-PCD provision expense resulting from the Centric acquisition. A $1.8 million decrease in the provision for off-balance sheet commitments was recognized for the nine months ended September 30, 2024 as a result of lower off-balance sheet commitments related to construction and time and demand loans.
The allowance for credit losses was $126.1 million, or 1.41%, of total loans and leases outstanding at September 30, 2024, compared to $117.7 million, or 1.31%, at December 31, 2023 and $134.3 million, or 1.51%, at September 30, 2023. Nonperforming loans as a percentage of total loans and leases increased to 0.83% at September 30, 2024 from 0.54% as of September 30, 2023 and 0.44% at December 31, 2023. The allowance to nonperforming loan ratio was 168.77%, 298.23% and 280.31% as of September 30, 2024, December 31, 2023 and September 30, 2023, respectively.

Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at September 30, 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the nine months ended September 30, 2024 and 2023 and the year-ended December 31, 2023:

	September 30, 2024	September 30, 2023	December 31, 2023
	(dollars in thousands)
Balance, beginning of period	$117,718	$102,906	$102,906
Day 1 allowance for credit loss on PCD acquired loans	—	27,205	27,205
Provision for credit losses - acquisition day 1 non-PCD	—	10,653	10,653
Loans charged off:
Commercial, financial, agricultural and other	11,230	9,102	19,199
Real estate construction	35	—	—
Residential real estate	361	384	561
Commercial real estate	2,047	1,689	6,277
Loans to individuals	7,148	4,649	7,230
Total loans charged off	20,821	15,824	33,267
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	633	352	498
Real estate construction	6	—	—
Residential real estate	221	128	247
Commercial real estate	166	142	151
Loans to individuals	2,306	1,388	2,219
Total recoveries	3,332	2,010	3,115
Net charge-offs	17,489	13,814	30,152
Provision for credit losses on loans and leases charged to expense	25,883	7,387	7,106
Balance, end of period	$126,112	$134,337	$117,718
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.26%	0.21%	0.35%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding	1.41%	1.51%	1.31%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the nine months ended September 30:

	2024	2023	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$8,790	$7,967	$823	10%
Service charges on deposit accounts	16,769	15,842	927	6
Insurance and retail brokerage commissions	7,618	7,171	447	6
Income from bank owned life insurance	4,943	3,664	1,279	35
Card-related interchange income	17,964	21,422	(3,458)	(16)
Swap fee income	88	1,029	(941)	(91)
Other income	7,463	7,114	349	5
Subtotal	63,635	64,209	(574)	(1)
Net securities losses	(5,447)	(103)	(5,344)	5,188
Gain on VISA exchange and sale	5,664	—	5,664	—
Gain on sale of mortgage loans	4,150	3,175	975	31
Gain on sale of other loans and assets	6,035	5,004	1,031	21
Derivatives mark to market	(141)	27	(168)	(622)
Total noninterest income	$73,896	$72,312	$1,584	2%
Total noninterest income, excluding net securities losses, gain on VISA exchange, gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market for the nine months ended September 30, 2024 decreased $0.6 million, or 1%, compared to the nine months ended September 30, 2023. This decrease is primarily due to a $3.5 million decline in card-related interchange income resulting from the Company being subject to the Durbin Amendment to the Dodd-Frank Act beginning July 1, 2024. The Durbin Amendment is now applicable to the Company because its total assets exceeded $10.0 billion as of December 31, 2023. We estimate that the application of the interchange fee cap, as compared to the twelve months prior to the July 1, 2024 effective date, will decrease our interchange income by approximately $6.3 million in 2024 and approximately $12.8 million in 2025.
Income from bank owned life insurance increased $1.3 million, of which $1.0 million was related to an increase in policy death benefits. Service charges on deposit accounts increased $0.9 million primarily due to higher business account analysis income and increased customer activity. Trust income increased $0.8 million due to gains in the value of assets under management. Swap fee income declined $0.9 million as a result of a decrease in new interest rate swaps entered into by our commercial loan customers compared to the prior period.
Total noninterest income increased $1.6 million, or 2%, compared to the same period in the prior year. The most significant changes, other than the changes noted above, include a $5.7 million gain related to the conversion and sale of Visa class B shares. Gain on sale of mortgages increased $1.0 million as a result of changes in volume and spread received on mortgage loans sold, and gain on sale of other loans and assets increased $1.0 million due to an increase in the volume and spread on the sale of SBA loans. Offsetting these gains are $5.3 million in losses recognized on the sale of $75.1 million in available for sale securities, which were sold in order to reinvest into higher yielding investments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the nine months ended September 30:

	2024	2023	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$111,262	$106,639	$4,623	4%
Net occupancy	15,014	14,584	430	3
Furniture and equipment	13,093	12,936	157	1
Data processing	11,543	11,024	519	5
Advertising and promotion	4,177	4,652	(475)	(10)
Pennsylvania shares tax	3,454	4,013	(559)	(14)
Intangible amortization	3,656	3,773	(117)	(3)
Other professional fees and services	3,976	4,376	(400)	(9)
FDIC insurance	4,537	4,614	(77)	(2)
Other operating	26,222	25,906	316	1
Subtotal	196,934	192,517	4,417	2
Loss on sale or write-down of assets	352	97	255	263
Litigation and operational losses	3,672	3,263	409	13
Loss on early redemption of subordinated debt	369	—	369	—
Merger and acquisition related	114	8,860	(8,746)	(99)
Total noninterest expense	$201,441	$204,737	$(3,296)	(2)%
Noninterest expense decreased $3.3 million, or 2%, for the nine months ended September 30, 2024 compared to the same period in 2023. This decrease is primarily the result of $8.9 million in merger-related expenses associated with the Centric acquisition recognized during the comparable period in 2023. For the nine months ended September, 30, 2024, advertising and promotion expense decreased $0.5 million due to the timing and types of advertising in 2024 compared to 2023. Offsetting these decreases is a $4.6 million increase in salaries and benefits expense primarily due to annual merit salary increases, higher severance expense and an increase in the number of full-time employees. The number of full time equivalent employees totaled 1,481 at September 30, 2023 and 1,500 at September 30, 2024. Increases in net occupancy expense can be attributed to insurance costs as well as higher depreciation expenses from new or improved locations. Data processing costs increased $0.5 million due to continued investment in our digital banking and other product offerings. During the nine months ended September 30, 2024, $0.4 million in remaining subordinated debt issuance costs that were being amortized over the life of the instrument were accelerated and recognized in conjunction with the redemption of $50.0 million in subordinated debentures.
Income Tax
The provision for income taxes decreased $1.7 million for the nine months ended September 30, 2024, compared to the corresponding period in 2023.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the nine months ended September 30, 2024 and 2023.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an effective tax rate of 20.1% and 20.3% for the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, our deferred tax assets totaled $53.2 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earnings levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Net Income
For the three months ended September 30, 2024, First Commonwealth recognized net income of $32.1 million, or $0.31 diluted earnings per share, compared to net income of $39.2 million, or $0.38 diluted earnings per share, in the three months ended September 30, 2023. The decrease in net income was primarily the result of a $1.2 million decrease in net interest income, a $4.7 million increase in the provision for credit losses and a $2.7 million increase in noninterest expense.
For the three months ended September 30, 2024, the Company’s return on average equity was 9.19% and its return on average assets was 1.08%, compared to 12.46% and 1.38%, respectively, for the three months ended September 30, 2023.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $96.9 million in the third quarter of 2024, compared to $98.1 million for the same period in 2023. The decrease in net interest income can be attributed to a 63 basis point increase in the cost of interest-bearing liabilities offset by a 31 basis point increase in the yield on interest-earning assets. Net interest income comprises the majority of our operating revenue (i.e., net interest income before provision expense plus noninterest income), at 79.6% and 79.7% for the three months ended September 30, 2024 and 2023, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.56% and 3.76% for the three months ended September 30, 2024 and 2023, respectively.

The taxable equivalent yield on interest-earning assets was 5.68% for the three months ended September 30, 2024, an increase of 31 basis points compared to the 5.37% yield for the same period in 2023. This is largely due to a 30 basis point increase in the loan portfolio yield when compared to the three months ended September 30, 2023 as a result of a higher repricing rates in 2024. Also contributing to this increase is the growth in average loans of $120.1 million. Additionally, accretion of purchase accounting marks, primarily related to the Centric acquisition, contributed $2.0 million or 7 basis points to the yield on interest-earnings assets in the three months ended September 30, 2024. For the three months ended September 30, 2023, accretion of purchase accounting marks contributed $2.4 million, or 9 basis points, to the yield on interest-earning assets.
The investment portfolio yield increased 102 basis points in comparison to the prior year as new volume rates were higher than the portfolio yield. The average investment portfolio balance increased $313.5 million as a result of liquidity from growth in interest-bearing liabilities. The average balance of interest-bearing deposits with banks increased from $235.8 million in 2023 to $278.0 million in 2024, while the yield decreased 14 basis points.
The cost of interest-bearing liabilities increased to 2.91% for the three months ended September 30, 2024, from 2.28% for the same period in 2023, primarily due to an increase in the cost of time deposits and savings deposits. The cost of interest-bearing demand deposits increased 46 basis points and short-term borrowings decreased 61 basis points in comparison to the same period last year. The increase in the cost of interest-bearing demand deposits can be attributed to higher market interest rates and changes in the mix of deposits as customers moved funds to take advantage of the increased rates on money market and time deposits. Comparing the three months ended September 30, 2024 with the comparable period in 2023, average time deposits increased $521.8 million, or 49.5%, with an increase in the cost of these deposits of 92 basis points. Other interest-bearing deposits increased on average $76.2 million, or 1.4%, compared to the three months ended September 30, 2023 and the cost of those deposits increased 60 basis points.
For the three months ended September 30, 2024, changes in interest rates negatively impacted net interest income by $0.7 million when compared with the same period in 2023. The higher yield on loans contributed to interest-earning assets positively impacting net interest income by $10.3 million, while an increase in the cost of interest-bearing liabilities negatively impacted net interest income by $11.0 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities negatively impacted net interest income by $0.5 million during the three months ended September 30, 2024, as compared to the same period in 2023. The mix of interest-earning assets resulted in an increase of $4.2 million in interest income, while changes in the volume and mix of interest-bearing liabilities increased interest expense by $4.7 million. Average interest-earning assets for the three months ended September 30, 2024 increased $475.8 million, or 4.6%, compared to the same period in 2023. Average loans for the comparable period increased $120.1 million, or 1.4%. Average time deposits for the three months ended September 30, 2024 increased by $521.8 million compared to the comparable period in 2023, increasing interest expense by $4.6 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Net interest income was negatively impacted by a $108.4 million decrease in average net free funds for the three months ended September 30, 2024 as compared to September 30, 2023. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The decline in the level of net free funds was primarily the result of a decrease in noninterest-bearing demand deposits, which decreased $232.7 million, as a result of customers becoming more rate sensitive due to higher interest rates.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended September 30:

	2024	2023
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$154,323	$139,885
Adjustment to fully taxable equivalent basis	342	313
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	154,665	140,198
Interest expense	57,808	42,128
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$96,857	$98,070

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended September 30:

	2024			2023
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$278,006	$3,838	5.49%	$235,761	$3,346	5.63%
Tax-free investment securities	20,016	133	2.64	21,439	144	2.66
Taxable investment securities	1,522,776	12,825	3.35	1,207,869	7,052	2.32
Loans and leases, net of unearned income (b)(c)	9,004,808	137,869	6.09	8,884,731	129,656	5.79
Total interest-earning assets	10,825,606	154,665	5.68	10,349,800	140,198	5.37
Noninterest-earning assets:
Cash	113,301			114,419
Allowance for credit losses	(124,070)			(135,340)
Other assets	961,695			978,179
Total noninterest-earning assets	950,926			957,258
Total Assets	$11,776,532			$11,307,058
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,962,209	$9,663	1.96%	$2,014,623	$7,608	1.50%
Savings deposits (d)	3,695,587	22,565	2.43	3,567,000	15,842	1.76
Time deposits	1,575,975	17,435	4.40	1,054,216	9,235	3.48
Short-term borrowings	541,010	6,279	4.62	504,025	6,643	5.23
Long-term debt	136,408	1,866	5.44	187,122	2,800	5.94
Total interest-bearing liabilities	7,911,189	57,808	2.91	7,326,986	42,128	2.28
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,286,482			2,519,184
Other liabilities	189,571			211,447
Shareholders’ equity	1,389,290			1,249,441
Total noninterest-bearing funding sources	3,865,343			3,980,072
Total Liabilities and Shareholders’ Equity	$11,776,532			$11,307,058
Net Interest Income and Net Yield on Interest-Earning Assets		$96,857	3.56%		$98,070	3.76%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended September 30, 2024 and 2023.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended September 30, 2024 compared with September 30, 2023:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$492	$599	$(107)
Tax-free investment securities	(11)	(10)	(1)
Taxable investment securities	5,773	1,841	3,932
Loans and leases	8,213	1,752	6,461
Total interest income (b)	14,467	4,182	10,285
Interest-bearing liabilities:
Interest-bearing demand deposits	2,055	(198)	2,253
Savings deposits	6,723	570	6,153
Time deposits	8,200	4,577	3,623
Short-term borrowings	(364)	488	(852)
Long-term debt	(934)	(759)	(175)
Total interest expense	15,680	4,678	11,002
Net interest income	$(1,213)	$(496)	$(717)

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the three months ended September 30:

	2024		2023
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$5,965	53%	$(2,645)	(55)%
Time and demand	3,730	33	(3,914)	(82)
Commercial credit cards	69	1	9	—
Equipment finance	1,723	15	553	12
Time and demand other	443	4	707	15
Real estate construction	(209)	(2)	776	16
Construction other	(125)	(1)	1,207	25
Construction residential	(84)	(1)	(431)	(9)
Residential real estate	521	5	447	9
Residential first lien	249	2	553	11
Residential junior lien/home equity	272	3	(106)	(2)
Commercial real estate	3,519	31	4,338	91
Multifamily	(151)	(1)	46	1
Non-owner occupied	2,942	26	3,952	83
Owner occupied	728	6	340	7
Loans to individuals	1,447	13	1,851	39
Automobile and recreational vehicles	1,067	9	1,503	32
Consumer credit cards	81	1	38	1
Consumer other	299	3	310	6
Provision for credit losses on loans and leases	$11,243	100%	$4,767	100%
Provision for off-balance sheet credit exposure	(628)		1,118
Total provision for credit losses	$10,615		$5,885

The provision for credit losses on loans and leases for the three months ended September 30, 2024 increased in comparison to the three months ended September 30, 2023 by $6.5 million. The level of provision expense in the third quarter of 2024 was impacted by specific reserves for two commercial loans moved to nonaccrual status during the period, resulting in $5.5 million in specific reserves. Additionally, the provision expense reflected $8.8 million in net charges-offs, of which $5.1 million related to two commercial borrowers and resulted in $1.5 million of provision expense for the quarter. The provision for off-balance sheet credit exposure decreased $1.7 million primarily due to the level of unfunded commitments for construction and time and demand.

The level of provision expense in the third quarter of 2023 was primarily the result of an increase in loan balances and an additional $4.1 million in specific reserves for a commercial real estate loan as a result of an updated appraisal. Net charge-offs for the three months ended September 30, 2023 were $4.0 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended September 30, 2024 and 2023 and the year-ended December 31, 2023:

	September 30, 2024	September 30, 2023	December 31, 2023
	(dollars in thousands)
Balance, beginning of period	$123,654	$133,546	$102,906
Day 1 allowance for credit loss on PCD acquired loans	—	—	27,205
Provision for credit losses - acquisition day 1 non-PCD	—	—	10,653
Loans charged off:
Commercial, financial, agricultural and other	5,980	1,762	19,199
Real estate construction	—	—	—
Residential real estate	106	304	561
Commercial real estate	1,423	172	6,277
Loans to individuals	2,280	2,360	7,230
Total loans charged off	9,789	4,598	33,267
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	110	98	498
Real estate construction	—	—	—
Residential real estate	51	57	247
Commercial real estate	42	6	151
Loans to individuals	801	461	2,219
Total recoveries	1,004	622	3,115
Net charge-offs	8,785	3,976	30,152
Provision for credit losses on loans charged to expense	11,243	4,767	7,106
Balance, end of period	$126,112	$134,337	$117,718

Noninterest Income
The following table presents the components of noninterest income for the three months ended September 30:

	2024	2023	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$3,242	$2,949	$293	10%
Service charges on deposit accounts	5,840	5,600	240	4
Insurance and retail brokerage commissions	2,663	2,305	358	16
Income from bank owned life insurance	2,278	1,242	1,036	83
Card-related interchange income	4,137	7,221	(3,084)	(43)
Swap fee income	88	452	(364)	(81)
Other income	2,682	2,828	(146)	(5)
Subtotal	20,930	22,597	(1,667)	(7)
Net securities gains (losses)	88	(103)	191	(185)
Gain on VISA exchange and sale	106	—	106	—
Gain on sale of mortgage loans	1,151	1,270	(119)	(9)
Gain on sale of other loans and assets	2,576	1,027	1,549	151
Derivatives mark to market	(153)	35	(188)	(537)
Total noninterest income	$24,698	$24,826	$(128)	(1)%

Total noninterest income for the three months ended September 30, 2024 decreased $0.1 million compared to the three months ended September 30, 2023. The most significant change includes a $3.1 million decrease in card-related interchange income primarily due to the Durbin Amendment, which impacted the Company beginning July 1, 2024. Swap fee income declined

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

$0.4 million as a result of a reduction in new swaps entered by our commercial customers. Offsetting these decreases is a $1.0 million increase in income from bank owned life insurance, primarily due to policy death benefits and a $0.4 million increase in insurance and retail brokerage income due to growth in annuity sales. Additionally, gain on sale of other loans and assets increased $1.5 million due to the volume and spread related to the sale of SBA loans.
Noninterest Expense
The following table presents the components of noninterest expense for the three months ended September 30:

	2024	2023	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$38,618	$35,640	$2,978	8%
Net occupancy	4,858	4,782	76	2
Furniture and equipment	4,335	4,414	(79)	(2)
Data processing	3,879	3,857	22	1
Advertising and promotion	1,960	1,662	298	18
Pennsylvania shares tax	1,126	1,588	(462)	(29)
Intangible amortization	1,223	1,344	(121)	(9)
Other professional fees and services	1,448	1,603	(155)	(10)
FDIC insurance	1,638	1,920	(282)	(15)
Other operating	8,672	8,548	124	1
Subtotal	67,757	65,358	2,399	4
Loss on sale or write-down of assets	132	50	82	164
Litigation and operational losses	2,181	1,626	555	34
Merger and acquisition related	—	379	(379)	(100)
Total noninterest expense	$70,070	$67,413	$2,657	4%

Noninterest expense increased $2.7 million for the three months ended September 30, 2024 compared to the same period in 2023. The increase is primarily a result of a $3.0 million increase in salaries and employee benefits expense due to annual merit increases, increased severance expense and a higher number of full time equivalent employees.
Income Tax
The provision for income taxes decreased $1.6 million for the three months ended September 30, 2024, compared to the corresponding period in 2023.  The effective tax rate increased 40 basis points from 20.4% for the three months ended September 30, 2023 to 20.8% for the three months ended September 30, 2024.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended September 30, 2024 and 2023.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs, with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first nine months of 2024, the sale, maturity and redemption of investment securities provided $253.1 million in liquidity. These funds contributed to the liquidity available to originate loans, purchase investment securities and fund depositor withdrawals.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following represents our expanded sources of liquidity as of September 30, 2024:

	Total Available	Amount Used	Outstanding Letters of Credit	Net Available
	(dollars in thousands)
Internal liquidity sources
Unencumbered securities	$275,136	$—	$—	$275,136
Other (excess pledged)	49,167	—	—	49,167
External liquidity sources
FHLB advances	2,418,474	3,548	197,100	2,217,826
FRB borrowings	1,626,705	516,000	—	1,110,705
Lines with other financial institutions	160,000	—	—	160,000
CDARs (1)	1,195,398	17,600	—	1,177,798
Total liquidity	$5,724,880	$537,148	$197,100	$4,990,632
(1) Reflects internal policy limit. Maximum capacity with CDARs is $1.8 billion.
Our participation in the Certificate of Deposit Account Registry Services (“CDARS”) program is part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of September 30, 2024, the outstanding CDARS balance of $17.6 million carried an average weighted rate of 3.53% and an average original term of 364 days. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
Liquidity available through the Federal Reserve is a result of the FRB Borrower-in-Custody of Collateral program, which enables us to take certain loans that are not being used as collateral at the FHLB and pledge them as collateral for borrowings at the FRB. During the first quarter of 2024, borrowings of $516.0 million at a rate of 4.76% were originated under the Federal Reserve's Bank Term Funding Program in order to fund growth in loans and investments. These borrowings have a maturity date of January 16, 2025, and can be repaid without penalty at any time. Subsequent to September 30, 2024, the Company paid off $436.0 million of the borrowings under the Bank Term Funding Program.
First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$2,463,971	$2,388,533
Interest-bearing demand deposits(a)	671,667	629,138
Savings deposits(a)	4,953,206	4,886,781
Time deposits	1,656,708	1,287,857
Total	$9,745,552	$9,192,309
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
During the first nine months of 2024, total deposits increased $553.2 million. Interest-bearing demand and savings deposits increased $109.0 million, time deposits increased $368.9 million and noninterest-bearing demand deposits increased $75.4 million.
The estimated total of uninsured deposits was $2.8 billion and $2.5 billion at September 30, 2024 and December 31, 2023, respectively, of which $0.9 billion and $0.8 billion were secured by pledged investment securities or letters of credit at September 30, 2024 and December 31, 2023, respectively. Uninsured amounts are estimated based on known account relationships for each depositor and insurance guidelines provided by the FDIC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.70 and 0.69 at September 30, 2024 and December 31, 2023, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
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
The following is the gap analysis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,637,934	$452,379	$707,259	$4,797,572	$3,200,940	$865,426
Investments	60,671	53,057	123,452	237,180	688,115	739,343
Other interest-earning assets	454,535	—	—	454,535	—	1,176
Total interest-sensitive assets (ISA)	4,153,140	505,436	830,711	5,489,287	3,889,055	1,605,945
Certificates of deposit	625,573	515,465	402,499	1,543,537	112,135	1,437
Other deposits	5,624,873	—	—	5,624,873	—	—
Borrowings	617,910	210	421	618,541	52,707	—
Total interest-sensitive liabilities (ISL)	6,868,356	515,675	402,920	7,786,951	164,842	1,437
Gap	$(2,715,216)	$(10,239)	$427,791	$(2,297,664)	$3,724,213	$1,604,508
ISA/ISL	0.60	0.98	2.06	0.70	23.59	1,117.57
Gap/Total assets	22.66%	0.08%	3.57%	19.17%	31.08%	13.39%

	December 31, 2023
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,619,166	$446,373	$756,190	$4,821,729	$3,137,007	$945,896
Investments	72,358	44,567	97,544	214,469	606,670	733,418
Other interest-earning assets	20,440	—	—	20,440	1,117	—
Total interest-sensitive assets (ISA)	3,711,964	490,940	853,734	5,056,638	3,744,794	1,679,314
Certificates of deposit	271,662	210,793	569,507	1,051,962	235,562	974
Other deposits	5,515,919	—	—	5,515,919	—	—
Borrowings	726,850	207	415	727,472	53,069	224
Total interest-sensitive liabilities (ISL)	6,514,431	211,000	569,922	7,295,353	288,631	1,198
Gap	$(2,802,467)	$279,940	$283,812	$(2,238,715)	$3,456,163	$1,678,116
ISA/ISL	0.57	2.33	1.50	0.69	12.97	1,401.76
Gap/Total assets	24.46%	2.44%	2.48%	19.54%	30.16%	14.64%

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

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2024 ($)	$(21,635)	$(5,748)	$6,883	$12,408
September 30, 2024 (%)	(5.34)%	(1.42)%	1.70%	3.06%

December 31, 2023 ($)	$(9,867)	$(4,504)	$6,215	$11,091
December 31, 2023 (%)	(2.53)%	(1.16)%	1.59%	2.84%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2024 ($)	$(35,299)	$(16,827)	$17,203	$31,981
September 30, 2024 (%)	(8.71)%	(4.15)%	4.25%	7.89%

December 31, 2023 ($)	$(38,890)	$(17,930)	$18,545	$34,788
December 31, 2023 (%)	(9.97)%	(4.60)%	4.76%	8.92%
The Company evaluates its potential interest rate sensitivity by utilizing multiple interest rate scenarios that incorporate both rising and declining rates. Results of these scenarios are impacted by variables that include the current level of interest rates, product characteristics such as floors and ceilings, the frequency with which variable rate products reset their rates, and projected pricing changes for non-maturity deposits. For example, the results in a declining rate scenario could be affected by the model's use of an assumed interest rate floor of zero. In the nine months ended September 30, 2024 and 2023, the cost of our interest-bearing liabilities averaged 2.84% and 1.84%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 5.63% and 5.14%, respectively.
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
Credit Risk
Management of credit risk within our loan and lease portfolio is a focus of the Company and is a continuous process in order to address changing economic and lending environments. In order to identify and manage credit risk, segment and concentration limits are established and approved by our Board of Directors’ Risk Committee in order to maintain alignment with our credit risk appetite, loan strategic plan, loan policy and underwriting guidelines. In addition, our Credit Department completes industry studies to identify potential risk in the portfolio. For example, within the commercial real estate portfolio, industry studies are completed for the following sectors: hospitality, industrial, multifamily, office, retail, senior living, healthcare and student housing.
On an annual basis, the Credit Department also reviews the commercial real estate portfolio as a whole, along with underwriting practices and loan level stress testing procedures, to enhance risk management practices and monitor commercial real estate concentrations. This review provides an overview of the portfolio to ensure that emerging risks have been identified, and documents and validates the standard interest rate and capitalization rate stress scenarios.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $4.1 million at September 30, 2024 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
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
Nonperforming loans and leases, including loans held for sale, increased $35.3 million to $74.7 million at September 30, 2024, compared to $39.5 million at December 31, 2023. The increase in nonperforming loans is primarily a result of $54.2 million in commercial loans that were moved to nonaccrual during the first nine months of 2024. Offsetting these additions is the payoff or sale of $12.8 million for five commercial real estate relationships and the payoff of two commercial, financial, agricultural and other relationships totaling $1.3 million.
The allowance for credit losses as a percentage of nonperforming loans was 168.77% as of September 30, 2024, compared to 298.23% at December 31, 2023, and 280.31% at September 30, 2023. The amount of individually assessed reserves included in the allowance for nonperforming loans and leases was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific reserves of $14.3 million and general reserves of $111.8 million as of September 30, 2024. Specific reserves increased $9.2 million from December 31, 2023, and decreased $2.4 million from September 30, 2023. The increase from December 31, 2023 is primarily due to $9.0 million in specific reserves related to loans moved to nonaccrual during the period. The decrease from September 30, 2023 is due to the charge-off of $6.4 million related to three commercial, financial, agricultural and other relationships, all of which were fully reserved, and the payoff of loans releasing $4.4 million in specific reserves. Offsetting these are specific reserves on loans moved to nonaccrual of $6.2 million.
Criticized loans totaled $242.0 million at September 30, 2024 and represented 2.7% of the loan portfolio. The level of criticized loans increased as of September 30, 2024 when compared to December 31, 2023, by $31.8 million, or 15%. Classified loans totaled $114.8 million at September 30, 2024 compared to $87.1 million at December 31, 2023, an increase of $27.7 million, or 32%. The increase in classified loans can be attributed to the increase in nonperforming loans.
The allowance for credit losses was $126.1 million at September 30, 2024, or 1.41% of total loans and leases outstanding, compared to 1.31% reported at December 31, 2023, and 1.51% at September 30, 2023. General reserves, or the portion of the allowance related to loans that were not specifically evaluated, as a percentage of performing loans were 1.26% at September 30, 2024 compared to 1.26% at December 31, 2023 and 1.33% at September 30, 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measurements:

	September 30,				December 31, 2023
	2024		2023
	(dollars in thousands)
Nonperforming Loans:
Total nonperforming loans	$74,723		$47,924		$39,472
Loans past due 30 to 90 days and still accruing	$35,133		$19,957		$20,116
Loans past due in excess of 90 days and still accruing	$1,191		$2,484		$9,436
Other real estate owned	$669		$765		$422
Loans held for sale at end of period	$46,785		$33,127		$29,820
Portfolio loans and leases outstanding at end of period	$8,965,500		$8,901,725		$8,968,761
Average loans and leases outstanding	$9,006,908	(a)	$8,627,203	(a)	$8,714,770	(b)
Nonperforming loans as a percentage of total loans and leases	0.83%		0.54%		0.44%
Provision for credit losses on loans and leases (e)	$25,883	(a)	$7,387	(a)	$7,106	(b)
Provision for credit losses - acquisition day 1 non-PCD	$—		$10,653		$10,653
Allowance for credit losses	$126,112		$134,337		$117,718
Net charge-offs	$17,489	(a)	$13,814	(a)	$30,152	(b)
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.26%		0.21%		0.35%
Provision for credit losses as a percentage of net charge-offs (e)	148.00%	(a)	53.47%	(a)	23.57%	(b)
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (c)	1.41%		1.51%		1.31%
Allowance for credit losses as a percentage of nonperforming loans (d)	168.77%		280.31%		298.23%
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
The following tables show the outstanding balances of our loan and lease portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,629,535	18%	$1,543,349	17%
Real estate construction	540,775	6	597,735	7
Residential real estate	2,374,376	27	2,416,876	27
Commercial real estate	3,069,438	34	3,053,152	34
Loans to individuals	1,351,376	15	1,357,649	15
Total loans and leases, net of unearned income	$8,965,500	100%	$8,968,761	100%
During the nine months ended September 30, 2024, loans decreased $3.3 million compared to balances outstanding at December 31, 2023.
Real estate construction loans decreased $57.0 million, or 9.5%, due to the completion of commercial real estate projects that subsequently received permanent financing. Residential real estate decreased $42.5 million, or 1.8%, primarily due to sales of closed-end 1-4 family mortgage loans originated for sale. Commercial real estate loans increased $16.3 million, or 0.5%, as a result of growth in loans secured by nonresidential property, due in part to the completion of several construction projects. Loans to individuals decreased $6.3 million, or 0.5%, primarily due to declines in the automobile and recreational vehicles portfolio as well as the personal lines of credit portfolio. Commercial, financial, agricultural and other loans increased $86.2 million, or 5.6%, primarily due to growth in the equipment finance portfolio.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Commercial real estate comprises 34% of our total loan portfolio. Commercial real estate loans are collateralized by real estate properties including, but not limited to, multifamily properties, office, retail, hotels and student housing. The following table summarizes the commercial real estate portfolio by type of property securing the credit.

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
	(dollars in thousands)
Land	$4,679	0.2%	$3,180	0.1%
Residential 1-4	11,273	0.4	39,776	1.3
Industrial and Storage	496,274	16.2	456,759	15.0
Multifamily	589,308	19.2	597,262	19.6
Office	515,511	16.8	550,889	18.0
Healthcare	174,077	5.6	149,909	4.9
Student Housing	96,329	3.1	88,557	2.9
Retail	767,760	25.0	750,899	24.6
Hospitality	216,057	7.0	210,485	6.9
Specialty Use	189,948	6.2	192,570	6.3
Other	8,222	0.3	12,866	0.4
Total	$3,069,438	100.0%	$3,053,152	100.0%
The following tables represent our commercial real estate portfolio by type of property securing the credit as of September 30, 2024. Total non-pass commercial real estate loans increased by $0.3 million to $115.0 million when compared to December 31, 2023.

	Pass	OAEM	Substandard Accruing	Substandard Nonaccruing	Total Non-Pass	Total	% Non-Pass
	(dollars in thousands)
Land	$4,506	$—	$173	$—	$173	$4,679	3.7%
Residential 1-4	10,914	—	—	359	359	11,273	3.2
Industrial and Storage	483,808	8,421	783	3,262	12,466	496,274	2.5
Multifamily	555,590	27,824	61	5,833	33,718	589,308	5.7
Office	478,000	11,182	1,103	25,226	37,511	515,511	7.3
Healthcare	171,311	2,439	327	—	2,766	174,077	1.6
Student Housing	96,329	—	—	—	—	96,329	—
Retail	748,178	4,886	13,399	1,297	19,582	767,760	2.6
Hospitality	209,111	—	—	6,946	6,946	216,057	3.2
Specialty Use	188,621	459	619	249	1,327	189,948	0.7
Other	8,109	113	—	—	113	8,222	1.4
Total	$2,954,477	$55,324	$16,465	$43,172	$114,961	$3,069,438	3.7%
The office portfolio comprises 17% of total commercial real estate loans and 33% of total commercial real estate non-pass loans. The average loan commitment size for the office portfolio is $1.0 million and the average outstanding balance as of September 30, 2024 is $0.9 million. Within the office portfolio, exposures over $1.0 million have an average debt service coverage ratio of 1.48x, which exceeds our internal guidelines of 1.35x to 1.40x, depending on property class. Additionally, for loans with exposure over $1.0 million, the office portfolio has an average loan to value of 62.1% compared to internal guidelines of 60-75%, depending on property class. Our current measure is based off of the most recent appraisal on file, the majority of which are from origination.
As previously noted, portfolio segment limits are approved by our Board of Directors' Risk Committee. These segment limits incorporate loan commitments and are based off of total Tier 1 capital plus the allowable allowance for credit losses. In the second quarter of 2024, after considering the current environment and potential risks related to the office portfolio, the segment

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

limit for the office portfolio was decreased from 65% to 50%, with the actual segment concentration at 40% as of September 30, 2024.
The following table summarizes commercial real estate loans by the location of the properties by which they are collateralized as of September 30, 2024. Some loans are collateralized by multiple properties spread over various states. In those instances, the loan is included below based on the location of the primary property collateralizing the loan.

	Balance	% of Total
	(dollars in thousands)
Pennsylvania	$1,570,866	51%
Ohio	1,107,632	36
New Jersey	61,934	2
Indiana	52,824	2
New York	45,597	2
Delaware	44,189	1
Other	186,396	6
	$3,069,438	100%
When calculating the allowance for credit losses the commercial real estate portfolio is segmented into three portfolio segments: multifamily, non-owner occupied and owner occupied. For additional information related to these segments, including credit quality, see Note 8 "Loans and Leases and Allowance for Credit Losses" of the unaudited consolidated financial statements.
As indicated in the table below, commercial real estate and commercial, financial and agricultural and other loans represent a significant portion of the nonperforming loans as of September 30, 2024.

	For the Nine Months Ended September 30, 2024			As of September 30, 2024
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$10,597	60.59%	0.16%	$15,409	20.62%	0.17%
Real estate construction	29	0.17	—	5,817	7.78	0.07
Residential real estate	140	0.80	—	10,223	13.68	0.11
Commercial real estate	1,881	10.75	0.03	43,172	57.78	0.48
Loans to individuals	4,842	27.69	0.07	102	0.14	—
Total loans and leases, net of unearned income	$17,489	100.00%	0.26%	$74,723	100.00%	0.83%
Net charge-offs for the nine months ended September 30, 2024 totaled $17.5 million, compared to $13.8 million for the nine months ended September 30, 2023. The most significant charge-off during the nine months ended September 30, 2024 included a $5.4 million charge-off for two commercial, financial, agricultural and other loan, $3.8 million of which was fully provided for as part of Centric purchase accounting marks and a $1.0 million charge-off of a commercial real estate loan, $0.9 million of which was provided for as part of Centric purchase accounting marks. Additionally, $4.8 million in charge-offs relate to loans to individuals, primarily indirect auto loans and personal credit lines. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At September 30, 2024, shareholders’ equity was $1.4 billion, an increase of $95.3 million from December 31, 2023. The increase was primarily the result of $106.7 million in net income and a $28.7 million increase in the fair value of available for sale investments and interest rate swaps, which is reflected in the Other Comprehensive Income component of capital. Other items impacting capital include an increase due to $3.9 million in treasury stock sales and decreases due to $39.4 million of dividends paid to shareholders and $4.6 million of common stock repurchases. Cash dividends declared per common share were $0.385 for the nine months ended September 30, 2024.

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
In 2018, First Commonwealth Bank, the Company's banking subsidiary, issued $100 million in subordinated debt, of which $50 million remained outstanding at September 30, 2024, which under the regulatory rules qualifies as Tier II capital. As of September 30, 2024, this subordinated debt issuance increased the total risk-based capital ratio by 53 basis points.
In March 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the pandemic. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). The Company adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at September 30, 2024 for both First Commonwealth and First Commonwealth Bank would have continued to be greater than the amounts needed to be considered “well capitalized”, as the transition provided a capital benefit of approximately 5 to 6 basis points.
As of September 30, 2024, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,352,337	14.50%	$979,228	10.50%	$932,598	10.00%
First Commonwealth Bank	1,249,560	13.43	977,220	10.50	930,685	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,186,365	12.72%	$792,708	8.50%	$746,078	8.00%
First Commonwealth Bank	1,083,824	11.65	791,082	8.50	744,548	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$1,186,365	10.31%	$460,492	4.00%	$575,615	5.00%
First Commonwealth Bank	1,083,824	9.44	459,432	4.00	574,290	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,116,365	11.97%	$652,820	7.00%	$606,189	6.50%
First Commonwealth Bank	1,083,824	11.65	651,480	7.00	604,945	6.50
On October 29, 2024, First Commonwealth Financial Corporation declared a quarterly dividend of $0.13 per share payable on November 22, 2024 to shareholders of record as of November 8, 2024. The timing and amount of future dividends are at the

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
In October 2021, a share repurchase program was authorized by the Board of Directors for up to an additional $25.0 million in shares of the Company's common stock. On April 24, 2023, the Board of Directors authorized a $25 million increase in the share repurchase program. As of September 30, 2024, 2,661,388 common shares had been repurchased under these program at an average price of $13.28 per share. During the nine months ended September 30, 2024, 169,811 common shares were repurchased under these programs at an average price of $16.24 per share.
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
In November 2023, FASB released Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. ASU 2023-07 does not change how an entity identifies its operating segments, but does require that an entity that has a single reportable segment, such as First Commonwealth, to provide the required enhanced disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the consolidated financial statements. The Company is in the process of assessing the impact of the adoption of ASU 2023-07 on its consolidated financial statements and related disclosures.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2021, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock with a $25 million increase in April of 2023. The following table details the amount of shares repurchased under this program in the second quarter of 2024:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
July 31, 2024	—	$—	—	946,040
August 31, 2024	—	—	—	993,287
September 30, 2024	146,850	16.83	146,850	853,252
Total	146,850	$16.83	146,850

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $18.08 at July 31, 2024, $17.22 at August 31, 2024 and $17.15 at September 30, 2024.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable

ITEM 5.    OTHER INFORMATION
    None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K. On September 17, 2024, the Corporation entered into a Rule 10b5-1 Issuer Repurchase Plan with a registered broker to effect repurchases of the Corporation’s common stock under the Corporation’s treasury stock repurchase program. The 10b5-1 issuer repurchase plan will terminate upon the earlier of $10,000,000 in shares of common stock authorized for repurchase having been repurchased or November 1, 2024.

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	Separation Agreement dated August 15, 2024 between First Commonwealth Financial Corporation and Brian G. Karrip	Filed herewith

10.2	Change of Control Agreement dated August 16, 2024 between First Commonwealth Financial Corporation and Brian J. Sohocki	Filed herewith

10.3	Employment Agreement dated August 16, 2024 between First Commonwealth Financial Corporation and Brian J. Sohocki	Filed herewith

10.4	Restricted Stock Agreement dated August 16, 2024 between First Commonwealth Financial Corporation and Brian J. Sohocki	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements. Note that XBRL tags are embedded within the document.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: November 12, 2024	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: November 12, 2024	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer