Form 10-K
period 2024-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2025-03-03
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer ☒     Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2024) was approximately $1,384,889,435.
The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of February 28, 2025, was 101,852,168.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 29, 2025 are incorporated by reference into Part III.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Reform Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of First Commonwealth or its management or Board of Directors, including those relating to products, services or operations; (iii) statements of future economic performance or interest rates; and (iv) statements of assumptions underlying such statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may,” are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:
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

PART I

ITEM 1.    Business
Overview
First Commonwealth Financial Corporation (“First Commonwealth,” the “Company” or “we”) is a financial holding company headquartered in Indiana, Pennsylvania. First Commonwealth's operating subsidiaries include First Commonwealth Bank ("FCB" or the "Bank"), First Commonwealth Insurance Agency, Inc. ("FCIA") and FRAMAL. We provide a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCB and offer insurance products through FCIA. At December 31, 2024, we had total assets of $11.6 billion, total loans of $9.0 billion, total deposits of $9.7 billion and shareholders’ equity of $1.4 billion. Our principal executive office is located at 601 Philadelphia Street, Indiana, Pennsylvania 15701, and our telephone number is (724) 349-7220.
FCB is a Pennsylvania bank and trust company. At December 31, 2024, the Bank operated 124 community banking offices in 30 counties throughout western and central Pennsylvania and throughout Ohio, as well as commercial lending operations in Canton, Columbus, Canfield, Hudson and Independence, Ohio. The Bank also operates a network of 132 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the NYCE and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is also a member of the Allpoint ATM network, which allows surcharge-free access to over 55,000 ATMs and the “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of over 350 ATMs in over 50 counties in Pennsylvania, Maryland, New York, and Ohio.
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
In December 2024, we entered into an agreement to acquire CenterGroup Financial Inc. ("CGFI") and its banking subsidiary, CenterBank, which operates in the Cincinnati market.
We have also focused on organic growth, improving the reach of our franchise and the breadth of our product offering. As part of this strategy, we have opened fourteen de novo branches since 2005, all of which were in the greater Pittsburgh area.
In the first quarter of 2022, we entered the equipment leasing and finance business with a division based in the suburban Philadelphia area.

Our operating objectives include expansion, diversification within our markets, growth of our fee-based income, and growth organically and through acquisitions of financial institutions, branches, and financial services businesses. We generally seek merger or acquisition partners that are culturally similar, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. We regularly evaluate merger and acquisition opportunities and, from time to time, conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations, may take place and future merger acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of First Commonwealth’s tangible book value and net income per common share may occur in connection with any future transaction. Our ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will be dependent upon our bank regulators’ views at the time as to our capital levels, quality of management and our overall condition and their assessment of a variety of other factors. Certain merger or acquisition transactions, including those involving the acquisition of a depository institution or the assumption of the deposits of any depository institution, require formal approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations.
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
For loans secured by commercial real estate, at origination the Company obtains current and independent appraisals from licensed or certified appraisers to assess the value of the underlying collateral. The Company’s general policy for commercial real estate loans is to limit the terms of the loans to not more than seven years with loan-to-value ratios not exceeding 80% on owner-occupied and income producing properties. For non-owner occupied commercial real estate loans, the loan terms are generally aligned with the property’s lease terms and are generally underwritten with a loan-to-value ratio not exceeding 75%.
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
Home equity lines of credit and other home equity loans are originated by the Company for typically up to 90% of the appraised value, less the amount of any existing prior liens on the property. Additionally, the Company’s credit policy requires borrower FICO scores of not less than 680 and a debt-to-income ratio of not more than 45%.
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
The underwriting criteria for automobile loans generally allows for such loans to be made for up to 100% of the purchase price or the retail value of the vehicle as listed by the National Automobile Dealers Association. The terms of the loan are determined by the age and condition of the collateral, and range from 36 to 84 months. Collision insurance policies are required on all automobile loans. The Company also makes other consumer loans, which may or may not be secured. The terms of secured consumer loans generally depend upon the nature of the underlying collateral. Unsecured consumer loans and consumer credit cards usually do not exceed $25 thousand. Unsecured consumer loans usually have a term of no longer than 36 months.
Deposits
Deposits are our primary source of funds to support our revenue-generating assets. We offer traditional deposit products to businesses and other customers with a variety of rates and terms. Deposits at our bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At December 31, 2024, we held $9.7 billion of total deposits, which consisted of $2.2 billion, or 23%, in non-interest bearing checking accounts, $5.7 billion, or

59%, in interest-bearing checking accounts, money market and savings accounts, and $1.8 billion, or 18%, in CDs and IRAs. At December 31, 2024, uninsured deposits totaled 27% of the total deposit portfolio.
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
Human Capital Resources
Workforce Composition and Demographics
At December 31, 2024, First Commonwealth and its subsidiaries employed 1,485 full-time employees and 60 part-time employees with 707 exempt and 838 non-exempt employees. The average age of the workforce is 43.9 years and the average tenure is 7.9 years. Our workforce is 67% female. Approximately 29% of our workforce is telecommuting.
Supporting Inclusion
First Commonwealth values the perspectives of every one of our employees, and embraces people with different backgrounds, life experiences, points of view, talents and capabilities.
A senior officer has overall responsibility for creating a culture that values all employees, and works closely with our Regional Community Reinvestment Act Officers and Community Engagement Manager to deepen the connections with our company and communities across our footprint.
As of December 31, 2024, people of color comprised 8.9% of our workforce. People of color and women comprised 4.3% and 50.3%, respectively, of those in leadership positions (defined by corporate title Assistant Vice President and higher). Women, including one person of color, hold four seats on our Board of Directors.
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
Talent Development
Guided by executive leadership, our Strategic and Inspired Leadership ("SAIL") program serves to strengthen our strategic focus and leadership culture. Approximately 225 senior and sales leaders participate in three to four forums and two regional “musters” (or meetings) each year that focus on topics such as our strategic and operating plans, recruiting and retaining talent, leadership development, employee engagement and development opportunities. We also hold an annual strategic retreat, where leaders come together for leadership sessions, presentations, and networking. Our SAIL program provides opportunities for information sharing, collaboration, and learning.
Since 2009, we have supported a mentorship program that is open to all employees. The program provides 1:1 mentorship pairings, group development sessions and volunteer opportunities. In 2024, a total of 144 participants participated in the program, including 104 women and 10 people of color.
Within our retail unit, we provide training for entry-level employees to help them achieve success in their role and prepare them for positions of increased opportunity. Leaders are given industry-specific training as well as development opportunities to understand their strengths and improve coaching and execution skills. We invested in the talent development of 33 employees through attendance at banking schools and 28 employees through attendance at banking conferences. Lastly, we invest in an established, industry-specific and developmental training course library from which all employees benefit.
Our talent acquisition priority is to foster the development of internal talent and to provide career advancement opportunities to our employees. In 2024, we promoted 135 employees, of whom 71% were female and 5% were self-identified people of color.
We listen to our employees through market visits, executive forums and our annual employee engagement survey. In 2024, 84% of our employees completed the annual survey. Our overall rating was aligned with the financial services industry and exceeded all companies that utilize our survey provider in the USA. The survey reflected that employees have fulfillment in working for a community bank and making a difference. They are satisfied with their jobs and First Commonwealth as a whole.
Our employment turnover for 2024 was calculated at 23.4%, which was a reduction of 5.2% from 2023 and is generally aligned with industry benchmarks.
Compensation and Benefits
At First Commonwealth, we believe that to achieve our vision of building financial confidence for our customers, developing the most customer-focused team in our markets, supporting our communities, and delivering long-term value to our shareholders by becoming the top performing bank within our region, we must attract, develop, retain and reward the most talented financial professionals in our markets. To do so, we leverage a total rewards strategy that leverages cash and non-cash components. The compensation components of First Commonwealth’s total rewards are designed to provide competitive pay that aligns with individual and company performance as well as stakeholder interests.
Employee benefits plans support employees with insurance, retirement and work/life plans. Our health plan is structured with a tiered premium approach in which 28% of plan participants are in the lowest tier and pay a lower monthly premium than the other two higher paying tiers. Our 401k plan offers an employer match on employee contributions of up to 4% of eligible earnings which will change to up to 5% of eligible earnings starting in January 2025. We offer a variety of other benefits, including life insurance and disability plans, a generous paid-time off policy and a wide array of voluntary plan options.
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
Culture and Engagement
The soul of our culture is our mission to improve the financial lives of our neighbors and their businesses. We believe that the type of employees who can help us be successful in that mission have five core values: accountability, customer focus, integrity, excellence and inclusion. We have additional leadership points that help define how the leaders of our company will lead us forward. We practice a Customer Service Promise of five critical behaviors that we encourage every one of our employees to demonstrate at every customer interaction – internal or external – with the intent of creating an extraordinary customer experience, as measured by our customer satisfaction scores. In 2024, we achieved all time high scores in both Customer Satisfaction Score (92) and Net Promoter Score (71), exceeding our own targets and industry standards.
In 2024, we introduced two new voice-of-employee feedback channels called “Better” and “Better Together” which give employees a way to voice their ideas for helping us make improvements with the way we do things and the way we work together to get even better for each other and our customers. We received more than 360 idea submissions from our employees through these channels in 2024.
While we teach and practice the cultural belief of working to get better every day, we recognize that there is great value when our achievements are recognized. We are proud of the many recognitions that we were selected for in 2024, including top workplace in the Pittsburgh region for the sixth consecutive year, top workplace nationally for the first time, receiving a Greenwich Excellence in Small Business Award and ranking as a top SBA lender in all of our marketplaces.

In 2024, First Commonwealth supported our communities with more than $2.0 million in community giving. More than 50% of that giving is Community Reinvestment Act ("CRA") eligible, which means that it is directed to low to moderate income communities where we anticipate it is needed the most.
Our employees volunteered for more than 16,755 service hours in 2024, which is a 23% increase from the prior year. Our employees also participated in 435 financial education hours with 56% of those hours reaching our neighbors in low-to-moderate income communities, which is a 6% increase over 2023.
The year 2024 was the second year for our Community Commitment Hours program, which allows for eight hours of paid time off that employees can use toward eligible volunteer opportunities. We had 177 of our employees use 991 Community Commitment hours, a 23% increase over 2023.
To recognize employees who go above and beyond in their volunteerism and community engagement, we present a quarterly “Golden Tower” award which includes $1,000 for the recipient to give to a charitable organization of their choice.
We provide corporate support for the United Way, including an employee campaign that exceeded our 2024 goal with employee contributions of $93,385. With the company match, a total of $190,000 was donated to United Way chapters throughout our footprint.
Supervision and Regulation
The following discussion sets forth the material elements of the regulatory framework applicable to financial holding companies, such as First Commonwealth, and their subsidiaries. The regulatory framework is intended primarily for the protection of depositors, other customers and the federal deposit insurance fund and not for the protection of security holders. The rules governing the regulation of financial institutions and their holding companies are very detailed and technical. Accordingly, the following discussion is general in nature and is not intended to be complete or to describe all the laws and regulations that apply to First Commonwealth and its subsidiaries. A change in applicable statutes, regulations or regulatory policies may have a material adverse effect on our business, financial condition or results of operations.
Bank Holding Company Regulation
First Commonwealth is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “FRB”).
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
In order for a financial holding company to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least satisfactory in its most recent CRA performance evaluation.
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
Bank Regulation
FCB is a state bank chartered under the Pennsylvania Banking Code and is not a member of the FRB. As such, FCB is subject to the supervision of, and is regularly examined by, both the FDIC and the Pennsylvania Department of Banking and Securities and is required to furnish quarterly reports to both agencies. The approval of the Pennsylvania Department of Banking and Securities and the FDIC is also required for FCB to establish additional branch offices or merge with or acquire another banking institution.
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
A significant portion of our income comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, our bank is subject to limitations under Pennsylvania law regarding the level of dividends that it may pay to us. In general, dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus is at least equal to capital. Dividends may not reduce surplus without the prior consent of the Pennsylvania Department of Banking and Securities. FCB has not reduced its surplus through the payment of dividends. As of December 31, 2024, FCB could pay dividends to First Commonwealth of $333.0 million without reducing its capital levels below "well capitalized" levels and without the approval of the Pennsylvania Department of Banking and Securities.

Community Reinvestment. Under CRA a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the applicable regulatory agency to assess an institution’s record of meeting the credit needs of its community. The CRA requires public disclosure of an institution’s CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance that is less than satisfactory may be the basis for denying an application. For its most recent performance evaluation, FCB received a “satisfactory” rating.
In October 2024, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency (“OCC”) issued a joint rule to modernize regulations implementing the CRA. Under the final rules, the agencies will evaluate bank performance across the varied activities they conduct and communities in which they operate. This includes evaluating lending outside traditional assessment areas generated by the growth of non–branch delivery systems, such as online and mobile banking, branchless banking, and hybrid models. The final rule adopts a new metrics–based approach to evaluating bank retail lending and community development financing, using benchmarks based on peer and demographic data. The final rule also clarifies eligible CRA activities, such as affordable housing, that are focused on low- and moderate-income, underserved, native, and rural communities. The rule requires large banks (including FCB) to comply with new and expanded data gathering and reporting requirements. Most of the requirements of the final rule take effect January 1, 2026, while the data requirements will take effect January 1, 2027. We are continuing to evaluate the potential impact of the new rule to our business, financial condition, and results of operations, which cannot be predicted at this time.
Consumer Financial Protection. We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions that we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.
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
In October 2024, the CFPB issued a final rule that will require a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider will also have to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data that must be made available under the rule will include transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. FCB will be required to comply with this rule beginning April 1, 2027.
In December 2024, the CFPB issued a final rule that classified overdrafts as extensions of credit for purposes of the Truth in Lending Act and its implementing regulations (Regulation Z) for banks, including FCB, with total assets greater than $10 billion. The final rule defines overdraft credit as generally including consumer credit extended by a financial institution to pay a transaction from a checking or other transaction account (other than a prepaid account) held at the financial institution when the consumer has insufficient or unavailable funds in that account. The final rule requires that extensions of overdraft credit adhere to consumer protections required of similarly situated products, unless the overdraft fee is at or below the institution's costs and losses as determined by (i) calculating its own costs and losses using a standard set forth in the rule; or (ii) relying on a benchmark flat fee of five dollars. An overdraft that incurs charges that exceed costs and losses will become a covered overdraft credit and subject to Regulation Z which requires that lenders disclose borrowing costs, interest rates and fees upfront and in clear language so consumers can understand all the terms and make informed decisions. Furthermore, covered overdraft credit extensions must be put in a credit account and may not be structured as a negative balance on a checking or other transaction account. A coalition of trade groups and three banks have filed a lawsuit challenging the rule seeking a declaration that the overdraft rule violates the Administrative Procedures Act and Truth in Lending Act and injunctive relief. The rule is currently scheduled to take effect October 1, 2025.
Deposit Insurance. Deposits of FCB are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund (“DIF”). Deposit insurance assessments are based upon average total assets minus average total equity. The insurance assessments are based upon a matrix that takes into account a bank’s capital level and supervisory rating. The FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Having crossed the $10 billion asset threshold in 2023, beginning in 2024 our assessment rates are calculated using a scorecard that combines the supervisory risk ratings of the institution with certain forward-looking financial measures. These assessment rates are subject to adjustments based upon the insured depository institution’s ratio of long-term unsecured debt to the assessment base, long-term unsecured debt issued by other insured depository institutions to the assessment base, and brokered deposits to the assessment base. However, the adjustments based on brokered deposits to the assessment base will not apply so long as the institution is well capitalized and has a composite CAMELS rating of 1 or 2. The CAMELS rating system is a bank rating system where bank supervisory authorities rate institutions according to six factors: capital adequacy, asset quality, management quality, earnings, liquidity and sensitivity to market risk. The FDIC may make additional discretionary assessment rate adjustments.
In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points beginning with the first quarterly assessment period of 2023. The increased assessment is expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC's amended restoration plan.
In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of several bank failures and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and assessed at a quarterly rate of 3.36 basis points over eight quarterly assessment periods, beginning in the first quarter of 2024. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. FCB’s uninsured deposits at December 31, 2022 were $2.1 billion; therefore we are not subject to the special assessment.
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
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.
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
Prompt Corrective Action
The Federal Deposit Insurance Act, as amended (“FDIA”), requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the CET1 capital ratio (an additional ratio requirement under the Basel III Capital Rules), the Tier 1 capital ratio and the leverage ratio.
A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
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
First Commonwealth believes that, as of December 31, 2024, FCB was a “well-capitalized” bank as defined by the FDIA. See Note 25 “Regulatory Restrictions and Capital Adequacy” of Notes to the Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.
The Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds (so called "covered funds"). The statutory provision is commonly called the “Volcker Rule.” Banks with less than $10 billion in total consolidated assets are exempt from the Volcker Rule. FCB's total assets exceeded $10 billion as of December 31, 2023. FCB was no longer exempt from the Volcker Rule beginning January 1, 2024, however this does not significantly impact our operations as we do not participate in the businesses prohibited by the Volcker Rule.
Depositor Preference
Under federal law, depositors (including the FDIC with respect to the subrogated claims of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against such an institution in the liquidation or other resolution of such an institution by any receiver.
Interchange Fees
Under the Durbin Amendment to the Dodd-Frank Act, the FRB adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under the final rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The FRB also adopted a rule to allow a debit card issuer to recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the FRB. The FRB also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents per debit card transaction. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers. The comment period for this proposal ended in May 2024. The extent to which any such proposed changes in permissible interchange fees will impact our future revenues is currently uncertain.
The Dodd-Frank Act contained an exemption from the interchange fee cap for any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. As of December 31, 2023, our total assets exceeded $10.0 billion therefore as of July 1, 2024 we no longer qualify for this exemption. We earned approximately $21.9 million in card-related interchange income during the 2024 fiscal year. If we had qualified for this exemption for the full year of 2024, we estimate that our interchange income would have been $6.8 million higher. In 2025, because we will subject to the interchange cap for the full year, it is expected that interchange income will decrease an additional $6.0 million as compared to 2024.
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
In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the New York Stock Exchange ("NYSE") to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The NYSE's listing standards pursuant to the SEC's rule became effective on October 2, 2023. We adopted a compensation recovery policy pursuant to the NYSE listing standards on October 24, 2023. The policy was in September 2024 and is included as Exhibit 97.1 to this Form 10-K.
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
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and provide detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our customers are located.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not experienced a significant compromise, a significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further discussion of risk management strategies and governance processes related to cybersecurity.
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

Future Legislation and Regulation
Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of any proposed legislation could impact the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, and limit our ability to pursue business opportunities in an efficient manner. Our business, financial condition, results of operations or prospects may be adversely affected, perhaps materially, as a result.
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
Our Chief Executive Officer has certified to the NYSE that, as of the date of the certification, he was not aware of any violation by First Commonwealth of NYSE’s corporate governance listing standards. In addition, our Chief Executive Officer and Chief Financial Officer have made certain certifications concerning the information contained in this report pursuant to Section 302 of the Sarbanes-Oxley Act. The Section 302 certifications appear as Exhibits 31.1 and 31.2 to this annual report on Form 10-K.

ITEM 1A.    Risk Factors
An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and you could lose all or part of your investment.
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
Our Allowance for Credit Losses may be Insufficient
All borrowers carry the potential to default and our remedies to recover may not fully satisfy money previously loaned. We maintain an allowance for credit losses, which represents management’s best estimate of credit losses within the existing portfolio of loans. The allowance, in the judgment of management, is appropriate to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for credit losses reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic conditions and unidentified losses in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions or forecasts, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of management. An increase in the allowance for credit losses results in a decrease in net income or losses, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.
We Are Subject to Risk Arising from Conditions in the Commercial Real Estate Market
As of December 31, 2024, commercial real estate mortgage loans comprised approximately 35% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. The COVID-19 pandemic was a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties, including those within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
Liquidity Risk
We Are Subject to Liquidity Risk
We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce our access to liquidity sources include a downturn in the economy, difficult credit markets or adverse regulatory actions against us. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. Our access to deposits may be negatively impacted by, among other factors, higher interest rates, which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. As of December 31, 2024, approximately 27% of our deposits were either uninsured or otherwise unsecured and we rely on these deposits for liquidity. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.
Unrealized Losses in Our Securities Portfolio Could Affect Liquidity
As market interest rates have increased, we have experienced unrealized losses on our available for sale securities portfolio. Unrealized losses related to available for sale securities are reflected in accumulated other comprehensive income in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available for sale securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if: (i) securities must be sold at a loss; (ii)tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; (iii)the Federal Home Loan Bank of Pittsburgh ("FHLB") or other funding sources reduce capacity; or (iv) bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.
Operational Risks
Labor Shortages and Constraints in the Supply Chain Could Adversely Affect Our Customers’ Operations as well as Our Operations
Many sectors in the United States and around the world are experiencing a shortage of workers. The shortage of workers is exacerbating supply chain disruptions around the world, causing certain industries to struggle to regain momentum due to a lack of workers or materials. Our commercial customers may be impacted by the shortage of workers and constraints in the supply chain, which could adversely impact our customers’ operations. Customers may experience disruptions in their operations, which could lead to reduced cash flow and difficulty in making loan repayments. The financial services industry has also been affected by the shortage of workers, and First Commonwealth has experienced the intense competition for talent that is currently underway in the financial services industry. This may lead to open positions remaining unfilled for longer periods of time or a need to increase wages to attract workers. We have recently had to increase wages in certain positions to retain and attract talent, particularly in entry-level positions and certain specialty areas.
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
The Value of Our Goodwill and Other Intangible Assets May Decline in the Future
As of December 31, 2024, we had $383.4 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets, which could have a material adverse effect on our business, financial condition and results of operations.
We Are Subject to Risk Arising from Failure or Circumvention of Our Controls and Procedures
Our internal controls, disclosure controls and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable, but not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures, failure to comply with regulations related to controls and procedures; or failure to comply with our corporate governance policies and procedures could have a material adverse effect on our reputation, business, financial condition and results of operations. Furthermore, notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on people as our greatest resource, who from time to time, make mistakes or engage in violations of applicable policies, laws, rules or procedures that are not always caught immediately by our technological processes or by our controls and other procedures, all of which are intended to prevent and detect such errors or violations. Human errors, malfeasance and other misconduct, including the intentional misuse of client information in connection with insider trading or for other purposes, even if promptly discovered and remediated, can result in reputational damage or legal risk and have a material adverse effect on our business, financial condition and results of operations.
New Lines of Business, Products or Services and Technological Advancements May Subject Us to Additional Risks
From time to time, we implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. We invest significant time and resources in developing and marketing new lines of business and/or new products and services we invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of certain new technologies in our business processes, such as those related to artificial intelligence and algorithms, may have unintended consequences due to their limitations or our failure to use them effectively. Cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.
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

Acts of Cyber-Crime May Compromise Client and Company Information, Disrupt Access to Our Systems or Result in Loss of Client or Company Assets
Our business is dependent upon the availability of technology, the Internet and telecommunication systems to enable financial transactions by clients, record and monitor transactions and transmit and receive data to and from clients and third parties. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our clients’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, the theft of client assets through fraudulent transactions or the disruption of our or our clients’ or other third parties’ business operations.
Even well protected information, networks, systems and facilities remain potentially vulnerable to attempted security breaches or disruptions because the techniques used in such attempts are constantly evolving, including as a result of artificial intelligence, and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants or our third party vendors, including as a result of cyberattacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Our Operations Rely On Certain External Vendors
We rely on certain vendors to provide products and services necessary to maintain the day-to-day operations of First Commonwealth and FCB. In particular, we contract with an external vendor for our core processing system, which is used to maintain customer and account records, reflect account transactions and activity, and support our customer relationship management systems for substantially all of our deposit and loan customers. Accordingly, our operations are exposed to the risk that these vendors will not perform in accordance with the contractual arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contractual arrangements under service level agreements, whether due to changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to First Commonwealth’s operations and financial reporting, which could have a material adverse effect on First Commonwealth’s business and, in turn, First Commonwealth’s financial condition and results of operations.
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
External and Market-Related Risks
We are Subject to Risk Arising from The Soundness of Other Financial Institutions and Counterparties
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices that are insufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our business, financial condition and results of operations.

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
Risks Related to Acquisition Activity
Potential Acquisitions May Disrupt Our Business and Dilute Stockholder Value
We generally seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things: (i) potential exposure to unknown or contingent liabilities of the target company; (ii) exposure to potential asset quality issues of the target company; (iii) potential disruption to our business; (iv) potential diversion of our management’s time and attention; (v) the possible loss of key employees and customers of the target company; (vi) difficulty in estimating the value of the target company; and (vii) potential changes in banking or tax laws or regulations that may affect the target company.
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
General Risk Factors
We are Subject to Risk from Fluctuating Conditions in the Financial Markets and Economic and Political Conditions Generally
Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by a decline in economic growth both in the U.S. and internationally; declines in business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; oil price volatility; natural disasters; trade policies and tariffs; or a combination of these or other factors. In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of military conflicts, terrorism or other geopolitical events. Current economic conditions are being heavily impacted by recent inflationary conditions and higher interest rates, the effects of which may impact our profitability by negatively impacting our fixed costs and expenses. Economic and inflationary pressure on consumers and uncertainty regarding economic improvement could result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.

Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2023, Fitch lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade, or downgrades by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.
Changes in Federal, State or Local Tax Laws May Negatively Impact Our Financial Performance and We Are Subject to Examinations and Challenges by Tax Authorities
We are subject to federal and applicable state tax laws and regulations. Changes in these tax laws and regulations, some of which may be retroactive to previous periods, could increase our effective tax rates and, as a result, could negatively affect our current and future financial performance. Furthermore, tax laws and regulations are often complex and require interpretation. In the normal course of business, we are routinely subject to examinations and challenges from federal and applicable state tax authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have engaged. Federal and state taxing authorities have been aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our business, financial condition and results of operations.
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
Our stock price could also decrease regardless of operating results as a result of: (i) general market fluctuations, including real or anticipated changes in the strength of the economy; (ii) industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; and (iii) interest rate changes, oil price volatility or credit loss trends.

Changes in Accounting Standards Could Materially Impact Our Financial Statements
From time to time, accounting standards setters change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results or a cumulative charge to retained earnings. See New Accounting Pronouncements at the end of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further information regarding pending accounting standards updates.
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
Our CISO is part of the risk management function, reporting directly to the Chief Risk Officer, who in turn, reports directly to our CEO. Various management committees provide oversight of the information security and technology programs. These committees generally meet quarterly, and summaries of key issues discussed and actions taken are provided to the Risk Committee.
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
In the past three years, we have not experienced any material computer data security breaches as a result of a compromise of our information systems and we are not aware of any significant cybersecurity breach or attack that had a material impact on our business or operating results to date.

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
First Commonwealth Bank has 124 community banking offices, of which 45 are leased and 79 are owned. We also lease two mortgage loan production offices, three corporate loan production offices and an office for our equipment finance business.
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

Executive Officers of First Commonwealth Financial Corporation
The name, age and principal occupation for each of the executive officers of First Commonwealth Financial Corporation as of December 31, 2024 is set forth below:
Jane Grebenc, age 66, has served as Executive Vice President and Chief Revenue Officer of First Commonwealth Financial Corporation and President of First Commonwealth Bank since May 31, 2013. Ms. Grebenc's financial services career includes executive leadership roles at a variety of institutions, including Park View Federal Savings Bank, Key Bank, and National City Bank. She was formerly the Executive Vice President in charge of the retail, marketing, IT and operations and the mortgage segments at Park View Federal Savings Bank from 2009 until 2012, the Executive Vice President in charge of the Wealth Segment at Key Bank from 2007 until 2009 and the Executive Vice President / Branch Network at National City Bank prior to 2007.
Leonard V. Lombardi, age 65, has served as Executive Vice President and Chief Audit Executive of First Commonwealth Financial Corporation since January 1, 2009. He was formerly Senior Vice President / Loan Review and Audit Manager.
Michael P. McCuen, age 62, has served as Executive Vice President and Chief Lending Officer since July 2024. He formerly served as Corporate Banking Executive. Mr. McCuen has been with First Commonwealth since 2023. Before joining First Commonwealth, Mr. McCuen was Market President and Commercial Sales Leader for Key Bank's Southwest Ohio area since 2017. Mr. McCuen's past experience includes co-leading the middle market segment at PNC, leading Bank integrations, and various Corporate Banking leadership roles.
Norman J. Montgomery, age 57, has served as the Executive Vice President of Business Integration of First Commonwealth Bank since May 2011. He oversees First Commonwealth’s product development and assumed oversight of First Commonwealth’s technology and operations functions in July 2012. He served as Senior Vice President/Business Integration of First Commonwealth Bank from September 2007 until May 2011 and previously held positions in the technology, operations, audit and marketing areas.
T. Michael Price, age 62, has served as President and Chief Executive Officer of First Commonwealth Financial Corporation and Chief Executive Officer of First Commonwealth Bank since March 2012. Mr. Price served as President of First Commonwealth Bank from November 2007 to May 2013. From January 1, 2012 to March 7, 2012, he served as Interim President and Chief Executive Officer of First Commonwealth Financial Corporation. He was formerly Chief Executive Officer of the Cincinnati and Northern Kentucky Region of National City Bank from July 2004 to November 2007 and Executive Vice President and Head of Small Business Banking of National City Bank prior to July 2004.
James R. Reske, age 61, joined First Commonwealth Financial Corporation as Executive Vice President, Chief Financial Officer and Treasurer on April 28, 2014. Prior to joining First Commonwealth, Mr. Reske served as Executive Vice President, Chief Financial Officer, and Treasurer at United Community Financial Corporation in Youngstown, Ohio from 2008 until April 2014. Mr. Reske's financial services career includes investment banking roles within the Financial Institutions Groups at Keybanc Capital Markets, Inc. in Cleveland, Ohio and at Morgan Stanley & Company in New York. Mr. Reske also provided expertise and counsel to financial institutions and other organizations on mergers and acquisitions and capital markets activities as an attorney at Wachtell, Lipton, Rosen & Katz, as well as at Sullivan & Cromwell. Earlier in his career, Mr. Reske worked at the Board of Governors of the Federal Reserve System in Washington, DC and at the Federal Reserve Bank of Boston.
Carrie L. Riggle, age 55, has served as Executive Vice President / Human Resources since March 1, 2013. Ms. Riggle has been with First Commonwealth since 1991. Over the course of her tenure, Ms. Riggle has been responsible for the daily operations of the Human Resources function and was actively involved in the establishment and development of a centralized corporate human resources function within the Company.
Brian J. Sohocki, age 45, has served as Executive Vice President / Chief Credit Officer since August 2024. Mr. Sohocki has been with First Commonwealth since 2010. He formerly served in roles including Deputy Chief Credit Officer and C&I Group Manager. During that time, Sohocki was instrumental in the development of First Commonwealth's Sponsor Finance Group and Commercial and Industrial loan growth initiative.
Matthew C. Tomb, age 48, serves as Executive Vice President and General Counsel of First Commonwealth Financial Corporation since November 2010. He previously served as Chief Risk Officer and General Counsel from November 2010 to December 31, 2024, and as Senior Vice President / Legal and Compliance since September 2007. Before joining First Commonwealth, Mr. Tomb practiced law with Sherman & Howard L.L.C. in Denver, Colorado.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
First Commonwealth is listed on the NYSE under the symbol “FCF.” As of December 31, 2024, there were approximately 4,975 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2024
First Quarter	$15.56	$12.84	$0.125
Second Quarter	14.24	12.53	0.130
Third Quarter	18.60	13.71	0.130
Fourth Quarter	19.41	16.24	0.130

Period	High Sale	Low Sale	Cash Dividends Per Share
2023
First Quarter	$16.43	$12.36	$0.120
Second Quarter	14.48	11.46	0.125
Third Quarter	14.54	11.94	0.125
Fourth Quarter	15.81	11.55	0.125
Federal and state regulations contain restrictions on the ability of First Commonwealth to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1 “Business—Supervision and Regulation—Dividends” and Part II, Item 8, “Financial Statements and Supplementary Data—Note 25, Regulatory Restrictions and Capital Adequacy.” In addition, under the terms of the capital securities issued by First Commonwealth Capital Trust II and III, First Commonwealth could not pay dividends on its common stock if First Commonwealth deferred payments on the junior subordinated debt securities that provide the cash flow for the payments on the capital securities.

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the S&P U.S. BMI Banks Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2019, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
First Commonwealth Financial Corporation	100.00	79.11	120.20	107.81	123.66	140.16
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
S&P U.S. BMI Banks Index	100.00	87.24	118.61	98.38	107.32	143.68

Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the amount of shares repurchased during the fourth quarter of 2024.

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2024	455,236	$16.56	455,236	431,411
November 30, 2024	—	—	—	376,654
December 31, 2024	21,743	17.34	21,743	396,895
Total	476,979	$16.60	476,979
(1) Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $16.44 as of October 31, 2024, $18.83 as of November 30, 2024 and $16.92 as of December 31, 2024.
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

ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis represents an overview of the financial condition and the results of operations of First Commonwealth and its subsidiaries, as of and for the years ended December 31, 2024, and 2023. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a more thorough understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and to other financial information presented in this Annual Report. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 29, 2024 for a discussion and analysis of the factors that affected periods prior to 2024.

Company Overview
First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCB and insurance products through FCIA. At December 31, 2024, FCB operated 124 community banking offices throughout Pennsylvania and Ohio, as well as loan production offices in Harrisburg, Pennsylvania, and Cleveland, Columbus, Canton, Canfield and Hudson, Ohio.
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

Selected Financial Information
The following table provides selected financial information for the periods ended December 31,

	2024	2023	2022	2021	2020
	(dollars in thousands, except share data)
Interest income	$600,463	$529,998	$329,953	$293,838	$301,209
Interest expense	221,571	144,322	17,732	15,297	32,938
Net interest income	378,892	385,676	312,221	278,541	268,271
Provision for credit losses	29,170	14,813	21,106	(1,376)	56,718
Net interest income after provision for credit losses	349,722	370,863	291,115	279,917	211,553
Net securities gains (losses)	(5,446)	(103)	2	16	70
Other income	104,677	96,712	98,706	106,741	94,406
Other expenses	270,745	269,917	229,638	213,857	215,826
Income before income taxes	178,208	197,555	160,185	172,817	90,203
Income tax provision	35,636	40,492	32,004	34,560	16,756
Net Income	$142,572	$157,063	$128,181	$138,257	$73,447
Per Share Data—Basic
Net Income	$1.40	$1.55	$1.37	$1.45	$0.75
Dividends declared	$0.515	$0.495	$0.475	$0.455	$0.440
Average shares outstanding	101,913,111	101,556,427	93,612,043	95,583,890	97,499,586
Per Share Data—Diluted
Net Income	$1.39	$1.54	$1.37	$1.44	$0.75
Average shares outstanding	102,205,497	101,822,201	93,887,447	95,840,285	97,758,965
At End of Period
Total assets	$11,584,936	$11,459,488	$9,805,666	$9,545,093	$9,068,104
Investment securities	1,584,216	1,490,866	1,250,237	1,595,529	1,205,294
Loans and leases, net of unearned income	8,983,754	8,968,761	7,642,143	6,839,230	6,761,183
Allowance for credit losses	118,906	117,718	102,906	92,522	101,309
Deposits	9,678,019	9,192,309	8,005,469	7,982,498	7,438,666
Short-term borrowings	80,139	597,835	372,694	138,315	117,373
Subordinated debentures	128,305	177,741	170,937	170,775	170,612
Other long-term debt	130,353	4,122	4,862	5,573	56,258
Shareholders’ equity	1,405,165	1,314,274	1,052,074	1,109,372	1,068,617
Key Ratios
Return on average assets	1.22%	1.42%	1.34%	1.47%	0.82%
Return on average equity	10.44	12.80	11.99	12.55	6.82
Net loans to deposits ratio	91.60	96.29	94.18	84.52	89.53
Dividends per share as a percent of net income per share	36.79	31.94	34.67	31.38	58.67
Average equity to average assets ratio	11.72	11.06	11.16	11.72	12.00

Results of Operations—2024 Compared to 2023
Net Income
Net income for 2024 was $142.6 million, or $1.39 per diluted share, as compared to net income of $157.1 million, or $1.54 per diluted share in 2023. Contributing to the decrease in net income was a $6.8 million decline in net interest income and a $14.4 million increase in provision for credit losses. Provision for credit losses in 2023 included $10.7 million related to the day 1 adjustment on non-PCD loans acquired in the Centric acquisition. Noninterest expense increased $0.8 million in 2024 compared to 2023, however 2023 included $8.9 million in expenses related to the Centric acquisition. Noninterest income increased $2.6 million in 2024 compared to 2023 despite a decline of $6.8 million in card-related interchange income as a result of the Company being subject to the Durbin Amendment to the Dodd-Frank Act beginning July 1, 2024.
Our return on average equity was 10.4% and our return on average assets was 1.22% for 2024, compared to 12.8% and 1.42%, respectively, for 2023.
Average diluted shares for the year 2024 were 0.4% more than the comparable period in 2023 primarily due to $12.7 million of common stock buybacks completed during 2024.
Net Interest Income
Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The net interest margin is expressed as the percentage of net interest income, on a fully taxable equivalent basis, to average interest-earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate federal income tax rate of 21%. The taxable equivalent adjustment to net interest income for 2024 was $1.3 million compared to $1.2 million in 2023. Net interest income comprises a majority of our revenue (net interest income before provision expense plus noninterest income) at 79% and 80% for the years ended December 31, 2024 and 2023, respectively.
Net interest income, on a fully taxable equivalent basis, was $380.2 million for the year-ended December 31, 2024, a $6.7 million, or 2%, decrease compared to $386.9 million for the same period in 2023. The net interest margin, on a fully taxable equivalent basis, decreased 26 basis points to 3.55% in 2024 from 3.81% in 2023. Net interest income and the net interest margin are affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.
The growth in interest-earning assets as well as the higher interest rate environment had a positive impact on interest income for the year ended December 31, 2024. Average earning assets for the year ended December 31, 2024 increased $0.6 billion, or 6%, compared to the year ended December 31, 2023 and interest income increased $70.5 million, or 13.3%. Interest-sensitive assets totaling $5.1 billion will either reprice or mature over the next twelve months.
The taxable equivalent yield on interest-earning assets was 5.62% for the year ended December 31, 2024, an increase of 39 basis points from the 5.23% yield for the same period in 2023. This change is the result of a higher market interest rate rates for the majority of 2024 and resulted in the loan and leases portfolio yield increasing by 38 basis points. Contributing to this increase were the yields on our indirect automobile loan portfolio and adjustable and variable rate commercial loan portfolios, which increased by 78 basis points and 13 basis points, respectively. Additionally, for the year ended December 31, 2024 seven basis points of the yield on interest-earning assets can be attributed to the recognition of $7.5 million in accretion of purchase accounting marks, primarily from the Centric acquisition. For the year ended December 31, 2023, $9.1 million in accretion of purchase accounting marks benefited the yield on interest-earning assets by nine basis points.
As of December 31, 2024, 51% of our loan portfolio had variable or adjustable interest rates and 49% had fixed interest rates. After incorporating the impact of our cash flow hedges that convert the interest rate on $425.0 million of our 1-month Secured Overnight Financing Rate ("SOFR") based loans to fixed rates, the variable and adjustable interest rates would account for 46% of our loan portfolio. Loans with variable or adjustable interest rates include approximately 27% tied to the prime interest rate, 50% tied to SOFR, 11% tied to Treasury rates, 10% tied to Federal Home Loan Bank rates.
Also contributing to the increase in yield on interest-earning assets was the yield on the investment portfolio, which increased by 90 basis points compared to the prior year, primarily as new volume rates were higher than the portfolio yield. The average investment portfolio balance increased $276.0 million as growth in average deposits exceeded the funding needs for loan growth. The yield on interest-bearing deposits with banks increased 13 basis points compared to the prior year as a result of higher interest rates, while the average balance decreased $11.8 million.
Increases in the cost of interest-bearing liabilities offset the positive impact of higher yields on interest-earning assets. The cost of interest-bearing liabilities was 2.83% for the year ended December 31, 2024, compared to 2.03% for the same period in 2023. The increase of 92 basis points in the cost of interest-bearing deposits can be attributed to market interest rates, which influenced the mix of deposits as customers moved funds into higher costing deposits to take advantage of the increased rates offered on money market accounts and time deposits. Average time deposits increased $577.3 million, or 59.3%, with an increase in the cost of these deposits of 104 basis points. Other interest-bearing deposits increased an average of $128.4 million, or 2.3%, increasing the cost of deposits 74 basis points.

The cost of short-term borrowings decreased 35 basis points in comparison to the same period in the prior year. Average short-term borrowings increased by $4.9 million for the year ended December 31, 2024 compared to the same period in 2023. Average long-term debt decreased $0.1 million, while the cost of long-term debt decreased by 4 basis points.
Comparing the year ended December 31, 2024 with the same period in 2023, changes in rates negatively impacted net interest income by $8.2 million. The higher yield on interest-earning assets increased net interest income by $47.8 million, while the change in the cost of interest-bearing liabilities negatively impacted net interest income by $56.0 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively increased net interest income by $1.5 million in the year ended December 31, 2024 compared to the same period in 2023. Higher levels of interest-earning assets resulted in an increase of $22.8 million in interest income, and changes in the volume and mix of interest-bearing liabilities increased interest expense by $21.3 million, primarily due to growth in time and savings deposits.
Net interest income was negatively impacted by a decrease of $147.3 million in average net free funds at December 31, 2024 as compared to December 31, 2023. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The lower level of net free funds was primarily the result of lower noninterest-bearing demand deposits as customers became more rate sensitive.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the periods presented:

	For the Years Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$600,463	$529,998	$329,953
Adjustment to fully taxable equivalent basis	1,347	1,237	1,049
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	601,810	531,235	331,002
Interest expense	221,571	144,322	17,732
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$380,239	$386,913	$313,270

The following table provides information regarding the average balances and yields or rates on interest-earning assets and interest-bearing liabilities for the periods ended December 31:

	Average Balance Sheets and Net Interest Analysis
	2024			2023			2022
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$164,339	$9,071	5.52%	$176,146	$9,491	5.39%	$188,370	$1,722	0.91%
Tax-free investment securities	19,965	530	2.65	21,485	578	2.69	23,060	606	2.63
Taxable investment securities	1,516,847	49,688	3.28	1,239,369	29,340	2.37	1,355,836	25,545	1.88
Loans and leases, net of unearned income (b)(c)(e)	9,013,742	542,521	6.02	8,714,770	491,826	5.64	7,172,624	303,129	4.23
Total interest-earning assets	10,714,893	601,810	5.62	10,151,770	531,235	5.23	8,739,890	331,002	3.79
Noninterest-earning assets:
Cash	111,997			112,157			111,554
Allowance for credit losses	(122,867)			(132,046)			(94,912)
Other assets	950,943			959,972			818,701
Total noninterest-earning assets	940,073			940,083			835,343
Total Assets	$11,654,966			$11,091,853			$9,575,233
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,907,627	$34,155	1.79%	$1,959,595	$25,652	1.31%	$1,596,197	$1,376	0.09%
Savings deposits (d)	3,728,926	89,852	2.41	3,548,587	54,847	1.55	3,374,638	4,145	0.12
Time deposits	1,549,999	67,025	4.32	972,735	31,907	3.28	352,622	1,193	0.34
Short-term borrowings	444,453	20,439	4.60	439,556	21,747	4.95	144,834	1,999	1.38
Long-term debt	186,550	10,100	5.41	186,687	10,169	5.45	181,724	9,019	4.96
Total interest-bearing liabilities	7,817,555	221,571	2.83	7,107,160	144,322	2.03	5,650,015	17,732	0.31
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,298,065			2,552,596			2,708,580
Other liabilities	173,426			205,224			147,871
Shareholders’ equity	1,365,920			1,226,873			1,068,767
Total noninterest-bearing funding sources	3,837,411			3,984,693			3,925,218
Total Liabilities and Shareholders’ Equity	$11,654,966			$11,091,853			$9,575,233
Net Interest Income and Net Yield on Interest-Earning Assets		$380,239	3.55%		$386,913	3.81%		$313,270	3.58%
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

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

	Analysis of Year-to-Year Changes in Net Interest Income
	2024 Change from 2023			2023 Change from 2022
	Total Change	Change Due To Volume	Change Due To Rate (a)	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(420)	$(636)	$216	$7,769	$(111)	$7,880
Tax-free investment securities	(48)	(41)	(7)	(28)	(41)	13
Taxable investment securities	20,348	6,576	13,772	3,795	(2,190)	5,985
Loans and leases	50,695	16,862	33,833	188,697	65,233	123,464
Total interest income (b)	70,575	22,761	47,814	200,233	62,891	137,342
Interest-bearing liabilities:
Interest-bearing demand deposits	8,503	(681)	9,184	24,276	327	23,949
Savings deposits	35,005	2,795	32,210	50,702	209	50,493
Time deposits	35,118	18,934	16,184	30,714	2,108	28,606
Short-term borrowings	(1,308)	242	(1,550)	19,748	4,067	15,681
Long-term debt	(69)	(7)	(62)	1,150	246	904
Total interest expense	77,249	21,283	55,966	126,590	6,957	119,633
Net interest income	$(6,674)	$1,478	$(8,152)	$73,643	$55,934	$17,709
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
The provision for credit losses in 2024 totaled $29.2 million, reflecting an increase of $14.4 million compared to the $14.8 million provision recognized in 2023. Included in the provision expense for 2023 was $10.7 million in day 1 non-PCD expense related to the Centric acquisition. Provision expense related to outstanding loans and leases, excluding the impact of the day 1 non-PCD expense in 2023, increased $25.3 million in 2024. This increase can be primarily attributed to $31.2 million in net charge-offs and a $3.1 million increase in specific reserves. The provision for off-balance sheet commitments decreased $0.3 million in 2024 compared to 2023 as a result of lower off-balance sheet commitments related to construction loans.
The level of provision expense in 2024 was primarily related to two loan categories including the commercial, financial, agricultural and other category as well as commercial real estate. These two categories accounted for $27.5 million of the $32.4 million total provision expense for loans and leases. Provision expense for the commercial, financial, agricultural and other category was $15.8 million in 2024 and was impacted by an increase of $11.5 million in provision expense related to time and demand loans and an increase of $3.4 million in provision expense related to the equipment finance portfolio. The increase in the provision expense related to the time and demand category can be attributed to $10.7 million in net charges-offs as well as an increase of $0.7 million in specific reserves primarily due to new loans moved to nonaccrual during 2024. The increase in the provision expense related to the equipment finance portfolio can be attributed to growth in the portfolio of $194.4 million, or 83%, and $1.8 million in net charge-offs. Provision expense for the commercial real estate category was impacted by $8.5 million in net charge-offs and an increase in general reserves due to $71.6 million in loan growth. Additionally, the $1.4 million negative provision for the residential real estate category can be attributed to a $75.2 million decrease in outstanding loan balances. Net charge-offs related to loans to individuals were $6.8 million for the year ended December 31, 2024, including $5.2 million for indirect auto loans and $1.2 million related to other consumer loans.

The table below provides a breakout of the provision for credit losses by loan category for the years ended December 31:

	2024		2023
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$15,834	49%	$1,148	17%
Time and demand	7,310	23	(4,187)	(59)
Commercial credit cards	149	1	35	1
Equipment finance	6,291	19	2,850	40
Time and demand other	2,084	6	2,450	35
Real estate construction	(302)	(1)	(3,329)	(47)
Construction other	554	2	(1,285)	(18)
Construction residential	(856)	(3)	(2,044)	(29)
Residential real estate	(1,392)	(4)	1,662	23
Residential first liens	(1,194)	(3)	1,588	22
Residential junior liens/home equity	(198)	(1)	74	1
Commercial real estate	11,662	36	2,511	35
Multifamily	198	1	(241)	(3)
Non-owner occupied	10,416	32	3,297	46
Owner occupied	1,048	3	(545)	(8)
Loans to individuals	6,566	20	5,114	72
Automobile and recreational vehicles	4,752	15	4,071	57
Consumer credit cards	301	1	163	2
Consumer other	1,513	4	880	13
Provision for credit losses on loans and leases	$32,368	100%	$7,106	100%
Provision for credit losses - acquisition day 1 non-PCD	—		10,653
Total provision for credit losses on loans and leases	32,368		17,759
Provision for off-balance sheet credit exposure	(3,198)		(2,946)
Total provision for credit losses	$29,170		$14,813
The allowance for credit losses was $118.9 million, or 1.32%, of total loans and leases outstanding at December 31, 2024, compared to $117.7 million, or 1.31%, at December 31, 2023. Nonperforming loans as a percentage of total loans increased to 0.68% at December 31, 2024 from 0.44% at December 31, 2023. The allowance to nonperforming loan ratio was 193.5% as of December 31, 2024 and 298.2% at December 31, 2023. Net charge-offs were $31.2 million for the year ended December 31, 2024 compared to $30.2 million for the same period in 2023, an increase of $1.0 million. During 2024, $11.1 million in charge-offs were recognized related to loans acquired through the Centric acquisition; $2.4 million of these charge-offs were specifically provided for as part of the PCD allowance for credit losses at acquisition.
Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at December 31, 2024.

A detailed analysis of our credit loss experience for the previous five years is shown below:

	2024	2023	2022	2021	2020
	(dollars in thousands)
Loans and leases outstanding at end of year	$8,983,754	$8,968,761	$7,642,143	$6,839,230	$6,761,183
Average loans outstanding	$9,013,742	$8,714,770	$7,172,624	$6,777,192	$6,737,339
Balance, beginning of year	$117,718	$102,906	$92,522	$101,309	$51,637
Day 1 allowance for credit loss on PCD acquired loans	—	27,205	—	—	—
Provision for credit losses - acquisition day 1 non-PCD	—	10,653	—	—	—
Adoption of accounting standard - ASU 2016-13	—	—	—	—	13,393
Loans charged off:
Commercial, financial, agricultural and other	15,512	19,199	2,361	7,020	6,318
Real estate construction	1,092	—	—	9	—
Residential real estate	483	561	339	309	1,040
Commercial real estate	8,678	6,277	2,487	1,659	4,939
Loans to individuals	9,663	7,230	4,658	4,061	6,953
Total loans charged off	35,428	33,267	9,845	13,058	19,250
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	813	498	394	2,430	314
Real estate construction	6	—	9	155	26
Residential real estate	370	247	187	468	414
Commercial real estate	177	151	769	135	312
Loans to individuals	2,882	2,219	1,349	1,460	991
Total recoveries	4,248	3,115	2,708	4,648	2,057
Net charge-offs	31,180	30,152	7,137	8,410	17,193
Provision charged to expense	32,368	7,106	17,521	(377)	53,472
Balance, end of year	$118,906	$117,718	$102,906	$92,522	$101,309
Ratios:
Net charge-offs as a percentage of average loans and leases outstanding	0.35%	0.35%	0.10%	0.12%	0.26%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding	1.32%	1.31%	1.35%	1.35%	1.50%

Noninterest Income
The components of noninterest income for each year in the three-year period ended December 31 are as follows:

				2024 compared to 2023
	2024	2023	2022	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$11,821	$10,516	$10,518	$1,305	12%
Service charges on deposit accounts	22,518	21,437	19,641	1,081	5
Insurance and retail brokerage commissions	11,546	10,929	9,968	617	6
Income from bank owned life insurance	6,361	4,875	5,459	1,486	30
Card-related interchange income	21,887	28,640	27,603	(6,753)	(24)
Swap fee income	885	1,519	4,685	(634)	(42)
Other income	9,135	8,087	9,152	1,048	13
Subtotal	84,153	86,003	87,026	(1,850)	(2)
Net securities (losses) gains	(5,446)	(103)	2	(5,343)	5,187
Gain on VISA exchange	5,664	—	—	5,664	100
Gain on sale of mortgage loans	5,795	3,951	5,276	1,844	47
Gain on sale of other loans and assets	9,111	6,744	6,036	2,367	35
Derivative mark to market	(46)	14	368	(60)	(429)
Total noninterest income	$99,231	$96,609	$98,708	$2,622	3%
Noninterest income, excluding net securities (losses) gains, gain on VISA exchange, gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market, decreased $1.9 million, or 2%, in 2024. This decrease can be attributed to a $6.8 million decline in card-related interchange income resulting from the Company being subject to the Durbin Amendment to the Dodd-Frank Act beginning July 1, 2024. The Durbin Amendment is now applicable to the Company because its total assets exceeded $10.0 billion as of December 31, 2023. The Company will be subject to the Durbin Amendment for the full year of 2025 and it is expected to decrease our 2025 interchange income by an additional $6.0 million compared to the 2024 level.
Income from bank owned life insurance increased $1.5 million, of which $1.0 million was related to an increase in policy death benefits. Service charges on deposit accounts increased $1.1 million primarily due to higher business account analysis income and increased customer activity. Trust income increased $1.3 million due to gains in the value of assets under management. Swap fee income declined $0.6 million as a result of a decrease in new interest rate swaps entered into by our commercial loan customers compared to the prior period.
Total noninterest income increased $2.6 million, or 3%, in comparison to the year ended December 31, 2023. The most significant changes, other than the changes noted above, include a $5.7 million gain related to the conversion and sale of Visa class B shares. Gain on sale of mortgages increased $1.8 million as a result of changes in volume and spread received on mortgage loans sold, and gain on sale of other loans and assets increased $2.4 million due to an increase in the volume and spread on the sale of SBA loans. Offsetting these gains are $5.4 million in losses recognized on the sale of $75.1 million in available for sale securities, which were sold in order to reinvest into higher yielding investments.

Noninterest Expense
The components of noninterest expense for each year in the three-year period ended December 31 are as follows:

				2024 compared to 2023
	2024	2023	2022	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$149,287	$142,871	$126,031	$6,416	4%
Net occupancy	19,783	19,221	18,037	562	3
Furniture and equipment	17,453	17,308	15,582	145	1
Data processing	15,582	15,010	13,922	572	4
Advertising and promotion	5,535	5,713	5,031	(178)	(3)
Pennsylvania shares tax	5,422	4,364	4,447	1,058	24
Intangible amortization	5,024	4,983	3,196	41	1
Other professional fees and services	5,533	5,919	4,894	(386)	(7)
FDIC insurance	5,973	6,260	2,871	(287)	(5)
Other operating expenses	35,350	34,389	30,748	961	3
Subtotal	264,942	256,038	224,759	8,904	3
Loss on sale or write-down of assets	451	204	343	247	121
Litigation and operational losses	4,592	4,641	2,834	(49)	(1)
Loss on early redemption of subordinated debt	369	—	—	369	—
Merger and acquisition related	391	9,034	1,702	(8,643)	(96)
Total noninterest expense	$270,745	$269,917	$229,638	$828	0%
Total noninterest expense increased $0.8 million compared to the year ended December 31, 2023. Salaries and employee benefits increased $6.4 million primarily due to annual merit salary increases, higher severance expense and an increase in the number of full-time employees. The number of full time equivalent employees totaled 1,475 at December 31, 2023, increasing to 1,512 at December 31, 2024. Increases in net occupancy expense are attributed to insurance costs as well as higher depreciation expenses from new or improved locations. Data processing costs increased $0.6 million due to continued investment in our digital banking and other product offerings. The level of Pennsylvania shares tax increased $1.1 million as a result of an increased assessment base due to the Centric acquisition 2023. During 2024, $0.4 million in remaining subordinated debt issuance costs that were being amortized over the life of the instrument were accelerated and recognized in conjunction with the redemption of $50.0 million in subordinated debt. Offsetting these increases is a decrease of $8.6 million in merger and acquisition related expenses associated with the Centric acquisition.
Income Tax
The provision for income taxes of $35.6 million in 2024 reflects a decrease of $4.9 million compared to the provision for income taxes in 2023 as a result of a $19.3 million decrease in the level of income before taxes.
The effective tax rate was 20.0% and 20.5% for tax expense in 2024 and 2023, respectively. We ordinarily generate an annual effective tax rate that is less than the statutory rate due to benefits resulting from tax-exempt interest, income from bank owned life insurance, and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income.
Financial Condition
First Commonwealth’s total assets increased $0.1 billion as of December 31, 2024 compared to December 31, 2023. Loans and leases, including loans held for sale, increased $37.2 million. Loan growth, excluding loans held for sale, in 2024 totaled $15.0 million with equipment finance loans accounting for a majority of the growth. Investment securities increased $113.3 million, or 8% and cash and interest-bearing balances with banks decreased $13.6 million, or 9%.
First Commonwealth’s total liabilities increased $34.6 million in 2024. Deposits increased $485.7 million and long-term borrowings increased $126.2 million. Short-term borrowings decreased $517.7 million, or 87%. Subordinated debentures decreased $49.4 million due to the early redemption of a $50.0 million issuance.

Total shareholders' equity increased $90.9 million in 2024. The growth in shareholders' equity was the result of net income of $142.6 million and a $9.2 million increase in accumulated other comprehensive income, offset by $52.6 million in dividends declared and $12.7 million in stock repurchases.
Loan and Lease Portfolio
Following is a summary of our loan and lease portfolio as of December 31:

	2024		2023		2022		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,677,989	19%	$1,543,349	17%	$1,211,706	16%	$1,173,452	17%	$1,555,986	23%
Real estate construction	483,384	5	597,735	7	513,101	7	494,456	7	427,221	6
Residential real estate	2,341,703	26	2,416,876	27	2,194,669	29	1,920,250	28	1,750,592	26
Commercial real estate	3,124,704	35	3,053,152	34	2,425,012	31	2,251,097	33	2,211,569	33
Loans to individuals	1,355,974	15	1,357,649	15	1,297,655	17	999,975	15	815,815	12
Total loans and leases	$8,983,754	100%	$8,968,761	100%	$7,642,143	100%	$6,839,230	100%	$6,761,183	100%
The loan and lease portfolio totaled $9.0 billion as of December 31, 2024, reflecting growth of $15.0 million compared to December 31, 2023. Commercial, financial, agricultural and other loans increased $134.6 million, or 9%, $194.4 million of which is a result of growth in the equipment finance portfolio while time and demand loans decreased by $53.7 million. Residential real estate loans decreased $75.2 million, or 3%, due to a higher percentage of new loans being originated for sale. Commercial real estate loans increased $71.6 million, or 2%, primarily due to growth in multifamily and non-owner occupied properties. Loans to individuals decreased $1.7 million primarily due to a decline in other consumer loans, offset by growth in indirect auto and recreational vehicle loans.
Loans secured by 1-4 family residential properties in the process of foreclosure totaled $12.1 million at December 31, 2024 and $9.9 million at December 31, 2023.
The level of the loan portfolio in 2023 was impacted by the Centric acquisition. To better understand the changes to loan portfolio in 2023, the following table shows a breakdown of our loan portfolio between loans originated and loans acquired through the Centric acquisition as of December 31, 2023:

	Originated	Acquired (1)	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,296,982	$246,367	$1,543,349
Real estate construction	516,620	81,115	597,735
Residential real estate	2,328,360	88,516	2,416,876
Commercial real estate	2,519,053	534,099	3,053,152
Loans to individuals	1,356,986	663	1,357,649
Total loans and leases	$8,018,001	$950,760	$8,968,761
(1) Includes January 31, 2023 balance of loans acquired as part of the Centric acquisition plus day 1 gross up of PCD loans.
The majority of our loan and lease portfolio is with borrowers located in the states of Pennsylvania and Ohio. As of December 31, 2024 and 2023, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans at December 31, 2024 were as follows:

	Within One Year	One to 5 Years	After 5 Years	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$302,928	$839,189	$536,631	$1,678,748
Real estate construction (a)	187,217	221,475	70,510	479,202
Commercial real estate	468,811	1,261,274	1,394,619	3,124,704
Other	14,428	52,646	137,006	204,080
Totals	$973,384	$2,374,584	$2,138,766	$5,486,734
Loans at fixed interest rates		1,135,724	378,125
Loans at variable interest rates		1,238,860	1,760,641
Totals		$2,374,584	$2,138,766
(a)The maturities of real estate construction loans include term commitments that follow the construction period. Loans with these term commitments will be moved to the commercial real estate category when the construction phase of the project is completed.
First Commonwealth has a legal lending limit of $190.3 million to any one borrower or closely related group of borrowers, but has established lower thresholds for credit risk management.
Commercial real estate comprises 35% of our total loan portfolio. Commercial real estate loans are collateralized by real estate properties including, but not limited to, multifamily properties, office, retail, hotels and student housing. The following table summarizes the commercial real estate portfolio by type of property securing the credit as of December 31:

	2024		2023
	Amount	%	Amount	%
	(dollars in thousands)
Land	$4,495	0.1%	$3,180	0.1%
Residential 1-4	11,735	0.4	39,776	1.3
Industrial and storage	522,480	16.7	456,759	15.0
Multifamily	610,442	19.5	597,262	19.6
Office	533,216	17.1	550,889	18.0
Healthcare	153,609	4.9	149,909	4.9
Student housing	126,688	4.1	88,557	2.9
Retail	768,067	24.6	750,899	24.6
Hospitality	191,372	6.1	210,485	6.9
Specialty use	196,946	6.3	192,570	6.3
Other	5,654	0.2	12,866	0.4
Total	$3,124,704	100.0%	$3,053,152	100.0%

The following table represents our commercial real estate portfolio by type of property securing the credit as of December 31, 2024. Total non-pass commercial real estate loans increased by $13.0 million to $109.8 million when compared to December 31, 2023.

	Pass	OAEM	Substandard Accruing	Substandard Nonaccruing	Total Non-Pass	Total	% Non-Pass
	(dollars in thousands)
Land	$4,336	$—	$159	$—	$159	$4,495	3.5%
Residential 1-4	11,383	—	—	352	352	11,735	3.0
Industrial and storage	513,241	5,258	723	3,258	9,239	522,480	1.8
Multifamily	576,435	27,085	1,104	5,818	34,007	610,442	5.6
Office	492,434	19,148	1,099	20,535	40,782	533,216	7.6
Healthcare	150,924	2,362	323	—	2,685	153,609	1.7
Student housing	126,688	—	—	—	—	126,688	—
Retail	748,283	6,103	13,170	511	19,784	768,067	2.6
Hospitality	189,963	—	—	1,409	1,409	191,372	0.7
Specialty use	195,673	445	608	220	1,273	196,946	0.6
Other	5,545	109	—	—	109	5,654	1.9
Total	$3,014,905	$60,510	$17,186	$32,103	$109,799	$3,124,704	3.5%
The office portfolio comprises 17.1% of total commercial real estate loans and 37.1% of total commercial real estate non-pass loans. The average loan commitment size for the office portfolio is $1.6 million and the average outstanding balance as of December 31, 2024 is $1.1 million. Within the office portfolio, exposures over $1.0 million have an average debt service coverage ratio of 1.46x, which exceeds our internal guidelines of 1.35x to 1.40x, depending on property class. Additionally for loans with exposure over $1.0 million, the office portfolio has an average loan to value of 61.0% compared to internal guidelines of 60-75% depending on property class. Our current measure is based off of the most recent appraisal on file, the majority of which are from origination.
As previously noted, portfolio segment limits are approved by our Board of Directors' Risk Committee. These segment limits incorporate loan commitments and are based off of total Tier 1 capital plus the allowable allowance for credit losses. In the second quarter of 2024, after considering the current environment and potential risks related to the office portfolio, the segment limit for the office portfolio was decreased from 65% to 50%, with the actual segment concentration at 40% as of December 31, 2024.
The following table summarizes commercial real estate loans by the location of the properties by which they are collateralized as of December 31, 2024. Some loans are collateralized by multiple properties spread over various states. In those instances the loan is included below based on the location of the primary property collateralizing the loan.

	Balance	% of Total
	(dollars in thousands)
Pennsylvania	$1,563,966	50%
Ohio	1,164,496	37
New Jersey	61,066	2
Indiana	52,583	2
Kentucky	51,426	2
New York	45,172	1
Delaware	43,977	1
Other	142,018	5
	3,124,704	100%
When calculating the allowance for credit losses the commercial real estate portfolio is segmented into three portfolio segments: multifamily, non-owner occupied and owner occupied. For additional information related to these segments, including credit quality, see Note 9 "Loans and Leases and Allowance for Credit Losses" of the Consolidated Financial Statements.

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

The following is a comparison of nonperforming assets and the effects on interest due to nonaccrual loans for the period ended December 31:

	2024	2023	2022	2021	2020
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$61,456	$39,472	$20,193	$34,926	$30,801
Loans held for sale on nonaccrual basis	—	—	—	—	13
Troubled debt restructured loans on nonaccrual basis	—	—	8,852	13,134	14,740
Troubled debt restructured loans on accrual basis	—	—	6,442	7,120	8,512
Total nonperforming loans	$61,456	$39,472	$35,487	$55,180	$54,066
Loans and leases past due in excess of 90 days and still accruing	$2,064	$9,436	$1,991	$1,606	$1,523
Other real estate owned	$895	$422	$534	$642	$1,215
Loans and leases outstanding at end of period	$8,983,754	$8,968,761	$7,642,143	$6,839,230	$6,761,183
Average loans and leases outstanding	$9,013,742	$8,714,770	$7,172,624	$6,777,192	$6,737,339
Nonperforming loans as a percentage of total loans and leases	0.68%	0.44%	0.46%	0.81%	0.80%
Provision for credit losses on loans and leases	$32,368	$7,106	$17,521	(377)	53,472
Provision for credit losses - acquisition day 1 non-PCD	$—	$10,653	$—	$—	$—
Allowance for credit losses	$118,906	$117,718	$102,906	$92,522	$101,309
Net charge-offs	$31,180	$30,152	$7,137	$8,410	$17,193
Net charge-offs as a percentage of average loans and leases outstanding	0.35%	0.35%	0.10%	0.12%	0.26%
Provision for credit losses on loans and leases as a percentage of net charge-offs (b)	103.81%	23.57%	245.50%	(4.48)%	311.01%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (a)	1.32%	1.31%	1.35%	1.35%	1.50%
Allowance for credit losses as a percentage of nonperforming loans (a)	193.48%	298.23%	289.98%	167.67%	187.43%
Gross income that would have been recorded at original rates	$6,717	$3,894	$1,444	$3,503	$3,733
Interest that was reflected in income	705	530	244	569	297
Net reduction to interest income due to nonaccrual	$6,012	$3,364	$1,200	$2,934	$3,436
(a)End of period loans and nonperforming loans exclude loans held for sale.
(b)Does not include provision for credit losses on loans and leases - acquisition day 1 non-PCD.

Nonperforming loans increased $22.0 million to $61.5 million at December 31, 2024, compared to $39.5 million at December 31, 2023. The increase in nonperforming loans is primarily a result of $62.9 million in loans being moved to nonaccrual status, offset by the sale of $20.1 million in nonperforming loans as well as the charge off of $14.2 million in seven commercial nonperforming loans. Nonperforming loans as a percentage of total loans increased to 0.68% from 0.44% at December 31, 2024 compared to December 31, 2023, respectively.
Net charge-offs were $31.2 million in 2024 compared to $30.2 million for the year 2023. The most significant credit losses recognized during the year include $11.1 million in charge-offs related to the Centric acquisition. Net charge-offs in the commercial, financial, agricultural and other category totaled $14.7 million, of which $7.0 million were related to the Centric acquisition. Commercial real estate net charge-offs totaled $8.5 million primarily due to a $5.4 million in charge-offs recognized on three commercial real estate relationships and $3.1 million related to the Centric acquisition. Net charge-offs in the loans to individuals category totaled $6.8 million for 2024, primarily due to charge-offs of indirect auto loans. Additional detail on credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Provision for Credit Losses,” “Allowance for Credit Losses" and "Credit Risk.”
Provision for credit losses on loans and leases as a percentage of net charge-offs increased to 103.8% for the year ended December 31, 2024 from 23.6% for the year ended December 31, 2023. This change was primarily driven by the $31.2 million in net charge-offs.
Allowance for Credit Losses
Following is a summary of the allocation of the allowance for credit losses at December 31:

	2024		2023		2022		2021		2020
	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)
	(dollars in thousands)
Commercial, financial, agricultural and other	$29,131	19%	$27,996	17%	$22,650	16%	$18,093	17%	$17,187	23%
Real estate construction	6,030	5	7,418	7	8,822	7	4,220	7	7,966	6
Residential real estate	22,396	26	23,901	27	21,412	29	12,625	28	14,358	26
Commercial real estate	40,232	35	37,071	34	28,804	31	33,376	33	41,953	33
Loans to individuals	21,117	15	21,332	15	21,218	17	24,208	15	19,845	12
Total	$118,906		$117,718		$102,906		$92,522		$101,309
Allowance for credit losses as percentage of end-of-period loans and leases outstanding	1.32%		1.31%		1.35%		1.35%		1.50%
(a)Represents the ratio of loans in each category to total loans.
The allowance for credit losses increased $1.2 million from December 31, 2023 to December 31, 2024. The allowance for credit losses as a percentage of end-of-period loans and leases outstanding was 1.32% and 1.31% at December 31, 2024 and 2023, respectively. The allowance for credit losses includes both a general reserve for performing loans and reserves for individually analyzed loans. Comparing December 31, 2024 to December 31, 2023, the general reserve for performing loans is 1.24% and 1.26%, respectively, of total performing loans for both periods. Reserves for individually analyzed loans increased from 11.5% of nonperforming loans at December 31, 2023 to 13.0% of nonperforming loans at December 31, 2024. The allowance for credit losses as a percentage of nonperforming loans was 193.5% and 298.2% at December 31, 2024 and 2023, respectively.
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
Following is a detailed schedule of the amortized cost of securities available for sale as of December 31:

	2024	2023	2022
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$3,096	$3,565	$4,127
Mortgage-Backed Securities—Commercial	779,232	512,979	324,306
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	413,434	559,769	527,777
Other Government-Sponsored Enterprises	1,000	1,000	1,000
Obligations of States and Political Subdivisions	8,510	9,226	9,482
Corporate Securities	62,475	51,886	32,010
Total Securities Available for Sale	$1,267,747	$1,138,425	$898,702
As of December 31, 2024, securities available for sale had a fair value of $1.1 billion. Gross unrealized gains were $5.4 million and gross unrealized losses were $125.6 million. The level of gross unrealized losses is directly related to the increase in market interest rates.
The securities available for sale portfolio increased $126.6 million, or 12%, as of December 31, 2024 compared to December 31, 2023, as deposit growth provided additional liquidity and investment securities provided an opportunity to take advantage of the current interest rate environment. Most of the growth in this portfolio was in the Mortgage-Backed Securities - Commercial category as these securities provide ongoing liquidity through regular principal paydowns and additionally can be pledged for borrowings or to secure public deposits.
The following is a schedule of the contractual maturity distribution of securities available for sale at December 31, 2024.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield (b)
	(dollars in thousands)
Within 1 year	$86	$939	$6,665	$7,690	6.52%
After 1 but within 5 years	2,737	1,720	12,531	16,988	5.27
After 5 but within 10 years	4,723	5,851	43,279	53,853	4.21
After 10 years	1,189,216	—	—	1,189,216	3.45
Total	$1,196,762	$8,510	$62,475	$1,267,747	3.53%
(a)Equities are excluded from this schedule because they have an indefinite maturity.
(b)Yields are calculated on a taxable equivalent basis, including amortization of premiums or discounts, and represent yield to maturity.

Mortgage-backed securities, which include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises, have contractual maturities ranging from less than one year to approximately 41 years and have anticipated average lives to maturity ranging from less than three years to approximately six years.
The available for sale investment portfolio amortized cost increased $129.3 million, or 11%, at December 31, 2024 compared to 2023. Purchases of available for sale investments totaled $437.3 million during 2024 and calls or maturities totaled $302.5 million. The level of purchases were impacted by liquidity available from increased deposits. Liquidity provided from sales, calls and maturities was utilized to fund growth in the loan portfolio or reinvested into investment securities and interest-bearing deposits with banks.

Following is a detailed schedule of the amortized cost of securities held to maturity as of December 31:

	2024	2023	2022
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$1,586	$1,781	$2,008
Mortgage-Backed Securities—Commercial	89,404	69,502	75,229
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	266,587	296,432	329,267
Mortgage-Backed Securities—Commercial	—	2,190	4,794
Other Government-Sponsored Enterprises	22,869	22,543	22,221
Obligations of States and Political Subdivisions	24,193	25,561	26,643
Debt Securities Issued by Foreign Governments	1,000	1,000	1,000
Total Securities Held to Maturity	$405,639	$419,009	$461,162
The following is a schedule of the contractual maturity distribution of securities held to maturity at December 31, 2024.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield (a)
	(dollars in thousands)
Within 1 year	$—	$503	$200	$703	3.04%
After 1 but within 5 years	—	13,263	800	14,063	2.64
After 5 but within 10 years	38,571	9,864	—	48,435	1.83
After 10 years	341,875	563	—	342,438	1.79
Total	$380,446	$24,193	$1,000	$405,639	1.83%
(a)Yields are calculated on a taxable equivalent basis, including amortization of premiums or discounts, and represent yield to maturity.
The held to maturity investment portfolio decreased $13.4 million, or 3%, at December 31, 2024 compared to 2023. Held to maturity investment purchases of $55.3 million were offset by the calls or maturities of $68.0 million in investments.
See Note 8 “Investment Securities" and Note 18 “Fair Values of Assets and Liabilities” for additional information related to the investment portfolio.

Deposits
Total deposits increased $485.7 million in 2024. Interest-bearing demand and savings deposits increased $162.0 million, noninterest-bearing demand deposits decreased $138.9 million and time deposits increased $462.6 million. The growth and changes in the mix of deposits is a result of customers moving funds into higher costing deposits as interest rates increased.
For additional information concerning our deposits, please refer to Note 14 “Interest-Bearing Deposits.”
At December 31, 2024 and 2023, time deposits of $100 thousand or more totaled $1,018.3 million and $725.1 million, respectively. Time deposits of $250 thousand or more had remaining maturities as follows as of the end of each year in the two-year period ended December 31:

	2024		2023
	Amount	%	Amount	%
	(dollars in thousands)
3 months or less	$215,806	47%	$70,122	24%
Over 3 months through 6 months	101,101	22	62,981	22
Over 6 months through 12 months	125,863	27	107,144	37
Over 12 months	17,081	4	48,508	17
Total	$459,851	100%	$288,755	100%
The estimated total amount of uninsured deposits was $2.6 billion and $2.5 billion at December 31, 2024 and 2023, respectively, of which $0.7 billion were secured by pledged investment securities or letters of credit at December 31, 2024 and 2023. Uninsured amounts are estimated based on known deposit account relationships for each depositor and insurance guidelines provided by the FDIC.
Short-Term Borrowings and Long-Term Debt
Short-term borrowings decreased $517.7 million, or 87%, from $597.8 million at December 31, 2023 to $80.1 million at December 31, 2024. Long-term debt increased $76.2 million, from $186.8 million at December 31, 2023 to $263.0 million at December 31, 2024. For additional information concerning our short-term borrowings, subordinated debentures and other long-term debt, please refer to Note 15 “Short-term Borrowings,” Note 16 “Subordinated Debentures” and Note 17 “Other Long-term Debt” of the Consolidated Financial Statements.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below sets forth our contractual obligations to make future payments as of December 31, 2024. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

	Footnote Number Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
FHLB advances	17	$799	$128,693	$861	$—	$130,353
Subordinated debentures	16	—	—	—	128,305	128,305
Operating leases	11	5,516	9,725	8,949	33,165	57,355
Total contractual obligations		$6,315	$138,418	$9,810	$161,470	$316,013
The table above excludes our cash obligations upon maturity of certificates of deposit, which is set forth in Note 14 “Interest-Bearing Deposits” of the Consolidated Financial Statements.
In addition, see Note 10 “Commitments and Letters of Credit” for detail related to our off-balance sheet commitments to extend credit, financial standby letters of credit, performance standby letters of credit and commercial letters of credit as of December 31, 2024. Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements since it is unknown if the borrower will draw upon these commitments and often these commitments expire without being drawn upon. As of December 31, 2024, a reserve for expected credit losses of $4.1 million was recorded for unused commitments and letters of credit.

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
We generate funds to meet our cash flow needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $485.7 million during 2024, and comprised 95% and 91% of total liabilities at December 31, 2024 and 2023, respectively. Proceeds from the sale, maturity and redemption of investment securities totaled $370.5 million during 2024 and provided liquidity to fund loans, purchase investment securities and fund depositor withdrawals.
The following represents our expanded sources of liquidity as of December 31, 2024:

	Total Available	Amount Used	Outstanding Letters of Credit	Net Available
	(dollars in thousands)
Internal liquidity sources
Unencumbered securities	$699,149	$—	$—	$699,149
Other (excess pledged)	79,637	—	—	79,637
External liquidity sources
FHLB advances	2,524,296	185,353	85,185	2,253,758
FRB borrowings	1,091,616	—	—	1,091,616
Lines with other financial institutions	160,000	—	—	160,000
CDARS (1)	1,155,475	14,512	—	1,140,963
Total liquidity	$5,710,173	$199,865	$85,185	$5,425,123
(1) Reflects internal policy limit. Maximum capacity with CDARs is $1.7 billion.
Our participation in the Certificate of Deposit Account Registry Services ("CDARS") program is part of an ALCO strategy to increase and diversify funding sources. As of December 31, 2024, the outstanding CDARS balance of $14.5 million carried an average weighted rate of 3.22% and an average original term of 357 days. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
Liquidity available through the Federal Reserve is a result of the FRB Borrower-in-Custody of Collateral program, which enables us to take certain loans that are not being used as collateral at the FHLB and pledge them as collateral for borrowings at the FRB.
During 2024, the Company increased its liquidity by purchasing $85.2 million in letters of credit from the FHLB of Pittsburgh, which were then used to secure public deposits. This resulted in a similar amount of previously pledged securities becoming unencumbered.
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
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one-year period was 0.68 and 0.69 at December 31, 2024 and 2023, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
Following is the gap analysis as of December 31:

	2024
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,668,849	$423,523	$738,672	$4,831,044	$3,212,002	$851,465
Investments	57,039	50,445	119,475	226,959	675,061	771,365
Other interest-earning assets	27,160	—	—	27,160	—	1,198
Total interest-sensitive assets (ISA)	3,753,048	473,968	858,147	5,085,163	3,887,063	1,624,028
Certificates of deposit	681,794	410,573	552,392	1,644,759	104,383	1,218
Other deposits	5,677,938	—	—	5,677,938	—	—
Borrowings	159,245	211	423	159,879	179,508	—
Total interest-sensitive liabilities (ISL)	6,518,977	410,784	552,815	7,482,576	283,891	1,218
Gap	$(2,765,929)	$63,184	$305,332	$(2,397,413)	$3,603,172	$1,622,810
ISA/ISL	0.58	1.15	1.55	0.68	13.69	1,333.36
Gap/Total assets	23.88%	0.55%	2.64%	20.69%	31.10%	14.01%

	2023
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,619,166	$446,373	$756,190	$4,821,729	$3,137,007	$945,896
Investments	72,358	44,567	97,544	214,469	606,670	733,418
Other interest-earning assets	20,440	—	—	20,440	1,117	—
Total interest-sensitive assets (ISA)	3,711,964	490,940	853,734	5,056,638	3,744,794	1,679,314
Certificates of deposit	271,662	210,793	569,507	1,051,962	235,562	974
Other deposits	5,515,919	—	—	5,515,919	—	—
Borrowings	726,850	207	415	727,472	53,069	224
Total interest-sensitive liabilities (ISL)	6,514,431	211,000	569,922	7,295,353	288,631	1,198
Gap	$(2,802,467)	$279,940	$283,812	$(2,238,715)	$3,456,163	$1,678,116
ISA/ISL	0.57	2.33	1.50	0.69	12.97	1,401.76
Gap/Total assets	24.46%	2.44%	2.48%	19.54%	30.16%	14.64%
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

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2024 ($)	$(8,351)	$(4,213)	$5,101	$9,080
December 31, 2024 (%)	(2.07)%	(1.05)%	1.27%	2.25%

December 31, 2023 ($)	$(9,867)	$(4,504)	$6,215	$11,091
December 31, 2023 (%)	(2.53)%	(1.16)%	1.59%	2.84%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2024 ($)	$(28,123)	$(13,449)	$13,690	$25,374
December 31, 2024 (%)	(6.98)%	(3.34)%	3.40%	6.30%

December 31, 2023 ($)	$(38,890)	$(17,930)	$18,545	$34,788
December 31, 2023 (%)	(9.97)%	(4.60)%	4.76%	8.92%

The Company evaluates its potential interest rate sensitivity by utilizing several interest rate scenarios that incorporate both rising and declining rates. Results of these scenarios are impacted by variables that include the current level of interest rates, product characteristics such as floors and ceilings, the frequency with which variable rate products reset their rates, and projected pricing changes for non-maturity deposits. For example, the results in a declining rate scenario could be affected by the model's use of an assumed interest rate floor of zero. For the years 2024 and 2023, the cost of our interest-bearing liabilities averaged 2.83% and 2.03%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 5.62% and 5.23%, respectively.
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

Credit Risk
Management of credit risk within our loan and lease portfolio is a focus of the Company and is a continuous process in order to address changing economic and lending environments. In order to identify and manage credit risk, segment and concentration limits are established and approved by our Board of Directors’ Risk Committee in order to maintain alignment with our credit isk appetite, loan strategic plan, loan policy and underwriting guidelines. In addition, our Credit Department completes industry studies to identify potential risk in the portfolio. For example, within the commercial real estate portfolio, industry studies are completed for the following sectors: hospitality, industrial, multifamily, office, retail, senior living, healthcare and student housing.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $4.1 million at December 31, 2024 and is classified in “Other liabilities” on the Consolidated Statements of Financial Condition.
We discontinue interest accruals on a loan when, based on current information and events, it is probable that we will be unable to fully collect principal or interest due according to the contractual terms of the loan. A loan is also placed in nonaccrual status when, based on regulatory definitions, the loan is maintained on a “cash basis” due to the weakened financial condition of the borrower. Generally, loans 90 days or more past due are placed on nonaccrual status, except for consumer loans, which are placed on nonaccrual status at 150 days past due. Consumer loans related to automobile and recreational vehicles are either charged off or repossessed at not later than 90 days past due.
Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The probable risk of loss on these loans is evaluated by comparing the loan balance to the estimated fair value of any underlying collateral or the present value of projected future cash flows. Losses or specifically assigned allowance for credit losses are recognized where appropriate. Nonperforming loans increased $22.0 million at December 31, 2024 compared to the prior year.
The allowance for credit losses was $118.9 million at December 31, 2024 or 1.32% of loans outstanding, compared to $117.7 million, or 1.31% of loans outstanding, at December 31, 2023. Credit measures as of December 31, 2024 compared to December 31, 2023 reflect an increase in the level of criticized loans of $14.0 million, from $210.2 million at December 31, 2023 to $224.2 million at December 31, 2024. Commercial, financial, agricultural and other loans and commercial real estate loans accounted for $8.9 million, and $13.0 million, respectively, of this increase, offset by a decrease of $9.5 million in real estate construction loans. Classified assets increased $9.2 million, from $87.1 million at December 31, 2023 to $96.3 million at

December 31, 2024. Commercial real estate loans accounted for $14.5 million of this increase offset by a decrease of $9.7 million in construction real estate. Delinquency on accruing loans decreased $7.4 million, or 25%.
The allowance for credit losses as a percentage of nonperforming loans was 193.5% at December 31, 2024 and 298.2% as of December 31, 2023. The allowance for credit losses includes specific allocations of $8.0 million related to nonperforming loans covering 13% of the total nonperforming balance at December 31, 2024 and specific allocations of $4.5 million covering 12% of the total nonperforming balance at December 31, 2023. The amount of allowance related to individually analyzed nonperforming loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses. The increase in specific reserves is primarily the result of new nonperforming loans.

Management believes that the allowance for credit losses is at a level that is sufficient to absorb expected losses in the loan and lease portfolio at December 31, 2024.
The following table provides information on net charge-offs and nonperforming loans by loan category:

	For the Period Ended December 31, 2024			As of December 31, 2024
	Net Charge-offs	% of Total Net Charge- offs	Net Charge-offs as a % of Average Loans	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$14,699	47.14%	0.17%	$14,987	24.39%	0.17%
Real estate construction	1,086	3.48	0.01	2,529	4.12	0.03
Residential real estate	113	0.36	—	11,587	18.85	0.13
Commercial real estate	8,501	27.26	0.09	32,103	52.24	0.36
Loans to individuals	6,781	21.75	0.08	250	0.41	—
Total loans and leases, net of unearned income	$31,180	99.99%	0.35%	$61,456	100.01%	0.69%
As the above table illustrates, commercial real estate and commercial, financial, agricultural and other loans were the most significant portions of the nonperforming loans as of December 31, 2024. Included in nonaccrual loans as of December 31, 2023 are $15.6 million in loans acquired as part of the Centric acquisition. See discussions related to the provision for credit losses and loans for more information.
New Accounting Pronouncements
In December 2023, FASB released Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosure information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state and foreign income taxes. ASU 2023-09 also requires greater detail about individual reconciling items in the rate reconciliation for those items that exceed a specified threshold. In addition to the new rate reconciliation disclosures, ASU 2023-09 requires information related to taxes paid (net of refunds received) to be disaggregated for federal, state and foreign taxes, along with further disaggregation for specific jurisdictions, to the extent the related amounts exceed a quantitative threshold. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied prospectively, with an option for retrospective application to each period in the financial statements. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
In November 2023, FASB released Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. ASU 2023-07 does not change how an entity identifies its operating segments, but does require that an entity that has a single reportable segment, such as First Commonwealth, to provide the required enhanced disclosures. ASU 2023-07 became effective for our annual financial statements in 2024 (see Note 28 - Operating Segments).
In November 2024, FASB released Accounting Standards Update 2024-03 ("ASU 2024-03"), “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disaggregated disclosure of certain expense categories included in the Company's consolidated statement of income. The required disclosure categories include, among other items, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective, on a prospective basis, for annual reporting periods beginning after December 15, 2026, with early adoption permitted. ASU 2024-03 should be applied prospectively, with an option for retrospective application to each period in the financial statements. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Information appearing in Item 7 of this report under the caption “Market Risk” is incorporated herein by reference in response to this item.

ITEM 8.    Financial Statements and Supplementary Data

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2024	2023
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$105,051	$125,436
Interest-bearing bank deposits	28,358	21,557
Securities available for sale, at fair value	1,147,623	1,020,986
Securities held to maturity, at amortized cost, (Fair value $336,719 at December 31, 2024 and $350,595 at December 31, 2023)	405,639	419,009
Other investments	30,954	50,871
Loans held for sale	51,991	29,820
Loans and leases:
Portfolio loans and leases	8,983,754	8,968,761
Allowance for credit losses	(118,906)	(117,718)
Net loans and leases	8,864,848	8,851,043
Premises and equipment, net	116,108	121,015
Other real estate owned	895	422
Goodwill	363,715	363,715
Amortizing intangibles, net	19,637	22,820
Bank owned life insurance	229,581	228,479
Other assets	220,536	204,315
Total assets	$11,584,936	$11,459,488
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,249,615	$2,388,533
Interest-bearing	7,428,404	6,803,776
Total deposits	9,678,019	9,192,309
Short-term borrowings	80,139	597,835
Subordinated debentures	128,305	177,741
Other long-term debt	130,353	4,122
Capital lease obligation	4,327	4,894
Total long-term debt	262,985	186,757
Other liabilities	158,628	168,313
Total liabilities	10,179,771	10,145,214
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 123,603,380 and 123,603,380 shares issued as of December 31, 2024 and 2023, respectively; and 101,758,450 and 102,114,664 shares outstanding at December 31, 2024 and 2023, respectively	123,603	123,603
Additional paid-in capital	631,367	630,154
Retained earnings	971,082	881,112
Accumulated other comprehensive (loss) income, net	(102,514)	(111,756)
Treasury stock (21,844,930 and 21,488,716 shares at December 31, 2024 and 2023, respectively)	(218,373)	(208,839)
Total shareholders’ equity	1,405,165	1,314,274
Total liabilities and shareholders’ equity	$11,584,936	$11,459,488
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2024	2023	2022
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$541,285	$490,710	$302,207
Interest and dividends on investments:
Taxable interest	47,634	26,331	24,668
Interest exempt from federal income taxes	419	457	479
Dividends	2,054	3,009	877
Interest on bank deposits	9,071	9,491	1,722
Total interest income	600,463	529,998	329,953
Interest Expense
Interest on deposits	191,032	112,406	6,714
Interest on short-term borrowings	20,439	21,747	1,999
Interest on subordinated debentures	8,532	9,794	8,595
Interest on other long-term debt	1,384	170	198
Interest on capital lease obligation	184	205	226
Total interest expense	221,571	144,322	17,732
Net Interest Income	378,892	385,676	312,221
Provision for credit losses	29,170	4,160	21,106
Provision for credit losses - acquisition day 1 non-PCD	—	10,653	—
Net Interest Income after Provision for Credit Losses	349,722	370,863	291,115
Noninterest Income
Net securities (losses) gains	(5,446)	(103)	2
Gain on VISA exchange	5,664	—	—
Trust income	11,821	10,516	10,518
Service charges on deposit accounts	22,518	21,437	19,641
Insurance and retail brokerage commissions	11,546	10,929	9,968
Income from bank owned life insurance	6,361	4,875	5,459
Gain on sale of mortgage loans	5,795	3,951	5,276
Gain on sale of other loans and assets	9,111	6,744	6,036
Card-related interchange income	21,887	28,640	27,603
Derivative mark to market	(46)	14	368
Swap fee income	885	1,519	4,685
Other income	9,135	8,087	9,152
Total noninterest income	99,231	96,609	98,708
Noninterest Expense
Salaries and employee benefits	149,287	142,871	126,031
Net occupancy	19,783	19,221	18,037
Furniture and equipment	17,453	17,308	15,582
Data processing	15,582	15,010	13,922
Advertising and promotion	5,535	5,713	5,031
Pennsylvania shares tax	5,422	4,364	4,447
Intangible amortization	5,024	4,983	3,196
Other professional fees and services	5,533	5,919	4,894
FDIC insurance	5,973	6,260	2,871
Loss on sale or write-down of assets	451	204	343
Litigation and operational losses	4,592	4,641	2,834
Loss on early redemption of subordinated debt	369	—	—
Merger and acquisition related	391	9,034	1,702
Other operating expenses	35,350	34,389	30,748
Total noninterest expense	270,745	269,917	229,638
Income before income taxes	178,208	197,555	160,185
Income tax provision	35,636	40,492	32,004
Net Income	$142,572	$157,063	$128,181
Average Shares Outstanding	101,913,111	101,556,427	93,612,043
Average Shares Outstanding Assuming Dilution	102,205,497	101,822,201	93,887,447
Per Share Data: Basic Earnings Per Share	$1.40	$1.55	$1.37
Diluted Earnings Per Share	$1.39	$1.54	$1.37
Cash Dividends Declared per Common Share	$0.515	$0.495	$0.475
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Net Income	$142,572	$157,063	$128,181
Other comprehensive income (loss), before tax expense (benefit):
Unrealized holding (losses) gains on securities arising during the period	(8,131)	18,499	(131,838)
Less: reclassification adjustment for losses (gains) on securities included in net income	5,446	103	(2)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	14,379	13,462	(31,573)
Unrealized (losses) gains for postretirement obligations:
Prior service cost	76	76	76
Net (loss) gain	(83)	22	143
Total other comprehensive income (loss), before income tax expense (benefit)	11,687	32,162	(163,194)
Income tax expense (benefit) related to items of other comprehensive income (loss)	2,445	6,226	(34,270)
Comprehensive Income	$151,814	$182,999	$(743)
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2023	102,114,664	$123,603	$630,154	$881,112	$(111,756)	$(208,839)	$1,314,274
Net income				142,572			142,572
Total other comprehensive income					9,242		9,242
Cash dividends declared ($0.515 per share)				(52,602)			(52,602)
Treasury stock acquired	(788,962)		(87)			(12,630)	(12,717)
Treasury stock reissued	230,051		313	—		2,216	2,529
Restricted stock	202,697	—	987	—		880	1,867
Balance at December 31, 2024	101,758,450	$123,603	$631,367	$971,082	$(102,514)	$(218,373)	$1,405,165

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2022	93,376,314	$113,915	$497,431	$774,863	$(137,692)	$(196,443)	$1,052,074
Net income				157,063			157,063
Total other comprehensive income					25,936		25,936
Cash dividends declared ($0.495 per share)				(50,814)			(50,814)
Treasury stock acquired	(1,210,688)		(118)			(14,965)	(15,083)
Treasury stock reissued	163,950		660	—		1,551	2,211
Restricted stock	96,610	—	514	—		1,018	1,532
Common stock issued	9,688,478	9,688	131,667				141,355
Balance at December 31, 2023	102,114,664	$123,603	$630,154	$881,112	$(111,756)	$(208,839)	$1,314,274

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2021	94,233,152	$113,915	$496,121	$691,260	$(8,768)	$(183,156)	$1,109,372
Net income				128,181			128,181
Total other comprehensive loss					(128,924)		(128,924)
Cash dividends declared ($0.475 per share)				(44,578)			(44,578)
Treasury stock acquired	(1,132,577)					(15,598)	(15,598)
Treasury stock reissued	174,989		580	—		1,612	2,192
Restricted stock	100,750	—	730	—		699	1,429
Balance at December 31, 2022	93,376,314	$113,915	$497,431	$774,863	$(137,692)	$(196,443)	$1,052,074
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Operating Activities
Net income	$142,572	$157,063	$128,181
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	29,170	14,813	21,106
Deferred tax expense (benefit)	3,414	6,843	(2,011)
Depreciation and amortization	5,688	4,104	10,552
Net gains on securities and other assets	(14,331)	(10,048)	(11,556)
Net amortization of premiums and discounts on securities	737	1,328	2,027
Loss on early redemption of subordinated debt	369	—	—
Income from increase in cash surrender value of bank owned life insurance	(5,352)	(4,557)	(5,261)
Mortgage loans originated for sale	(245,304)	(186,856)	(195,105)
Proceeds from sale of mortgage loans	212,807	174,850	198,302
Decrease (increase) in interest receivable	3,284	(8,838)	(6,846)
Increase in interest payable	1,215	5,001	1,172
Decrease in income taxes payable	(818)	(4,609)	(4,561)
Other—net	(3,988)	1,665	15,413
Net cash provided by operating activities	129,463	150,759	151,413
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	67,993	41,824	79,613
Purchases	(55,276)	(200)	(200)
Transactions with securities available for sale:
Proceeds from sales	69,598	33,756	—
Proceeds from maturities and redemptions	232,897	98,309	145,589
Purchases	(437,346)	(338,390)	—
Proceeds from sale of equity securities	5,664	—	—
Purchases of FHLB stock	(45,365)	(103,233)	(20,632)
Proceeds from the redemption of FHLB stock	64,832	91,435	7,056
Proceeds from redemption of other investments	450	—	—
Proceeds from bank owned life insurance	4,062	3,232	5,337
Proceeds from the sale of loans	115,807	154,585	68,625
Proceeds from sales of other assets	7,384	4,327	8,609
Acquisition, net of cash acquired	—	14,492	—
Net increase in loans	(136,877)	(552,376)	(871,578)
Purchases of premises and equipment	(15,546)	(22,034)	(11,207)
Net cash used in investing activities	(121,723)	(574,273)	(588,788)
Financing Activities
Net (decrease) increase in other short-term borrowings	(517,696)	52,407	234,379
Net increase in deposits	485,736	430,661	23,007
Repayments of other long-term debt	(769)	(740)	(712)
Proceeds from issuance of long-term debt	127,000	—	—
Repayments of subordinated debentures	(50,000)	—	—
Repayments of capital lease obligations	(567)	(531)	(496)
Dividends paid	(52,602)	(50,814)	(44,578)
Proceeds from reissuance of treasury stock	204	245	245
Purchase of treasury stock	(12,630)	(14,965)	(15,598)
Net cash (used in) provided by financing activities	(21,324)	416,263	196,247
Net decrease in cash and cash equivalents	(13,584)	(7,251)	(241,128)
Cash and cash equivalents at January 1	146,993	154,244	395,372
Cash and cash equivalents at December 31	$133,409	$146,993	$154,244
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Statement of Accounting Policies
General
The following summary of accounting and reporting policies is presented to aid the reader in obtaining a better understanding of the consolidated financial statements of First Commonwealth Financial Corporation and its subsidiaries (“First Commonwealth” or "FCFC") contained in this report. First Commonwealth's subsidiaries include First Commonwealth Bank ("FCB" or the "Bank"), First Commonwealth Insurance Agency, Inc. ("FCIA"), FRAMAL and First Commonwealth Financial Advisors, Inc. ("FCFA").
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
In addition, loans held for sale can include commercial business loans guaranteed by the Small Business Administration ("SBA") on a servicing retained basis. These loans are carried at the lower of cost or market value. Market value is determined on the basis of rates obtained in the respective secondary market for the type of loan held for sale. When SBA loans are sold, a servicing asset, a gain (loss) on sale, and a discount on the retained portion of the loan is recorded. The servicing asset and the discount are amortized or accreted into income over the life of the underlying loan on an interest yield method.
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
Other Real Estate Owned
Real estate, other than bank premises, is recorded at fair value less estimated selling costs at the time of foreclosure or repossession. After that time, other real estate is carried at the lower of cost or fair value less estimated costs to sell. Fair value is determined based on an independent appraisal. Expenses related to holding the property and rental income earned on the property are generally reflected in earnings in the current period. Depreciation is not recorded on the other real estate owned properties.
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
All nonperforming credits in excess of $250 thousand are individually evaluated on a quarterly basis. A reserve is established for individually evaluated loans in an amount equal to the total amount of estimated losses for the loans that are reviewed. A reserve is also established for the nonperforming loan balances that are not individually reviewed.
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

Bank Owned Life Insurance
First Commonwealth and the banks that First Commonwealth has acquired have purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded as non-interest income in the Consolidated Statements of Income and cash receipts and disbursements are included in "Operating Activities" in the Consolidated Statements of Cash Flows. Cash proceeds received from the settlement of the policies are included in "Investing Activities" in the Consolidated Statements of Cash Flows. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $3.4 million and $3.5 million as of December 31, 2024 and 2023, respectively, and is reflected in "Other Liabilities" on the Consolidated Statements of Financial Condition.
Premises, Equipment and Lease Commitments
Premises and equipment, including software, are carried at cost less accumulated depreciation on First Commonwealth’s Consolidated Statements of Financial Condition. Depreciation is computed on the straight-line and accelerated methods over the estimated useful life of the asset. A straight-line depreciation method was used for substantially all furniture and equipment as well as buildings and improvements. Charges for maintenance and repairs are expensed as incurred. Leasehold improvements are expensed over the term of the lease or the estimated useful life of the improvement, whichever is shorter.
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
Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2024, First Commonwealth has interest rate derivative positions that are designated as hedging instruments and others that are not designated as hedging instruments. See Note 7, “Derivatives,” for a description of these instruments.
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

•Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 securities include U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, certain corporate securities, loans held for sale, interest rate derivatives that include interest rate swaps, risk participation agreements, certain other real estate owned and certain nonperforming loans.
•Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the evaluation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are certain other real estate owned and certain nonperforming loans.
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
Note 2—Acquisition
CenterGroup Financial, Inc
On December 18, 2024, we entered into an agreement and plan of merger to acquire CenterGroup Financial, Inc. ("CGFI") and its banking subsidiary, CenterBank. CGFI will contribute three full-service banking offices, a loan production office and a mortgage office, all located in the Cincinnati market. The addition of CGFI will increase the Company's presence in Cincinnati by adding approximately $348.4 million of total assets. The acquisition is an all-stock transaction and CGFI shareholders will be entitled to receive a fixed exchange ratio of 6.10 shares of First Commonwealth common stock for each CGFI share of common stock. The merger is expected to qualify as a tax-free reorganization and is expected to be completed in the first half of 2025, subject to certain closing conditions, including approval by CenterGroup shareholders and customary bank regulatory approvals.

Centric Financial Corporation
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

	2024			2023			2022
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on securities arising during the period	$(8,131)	$1,766	$(6,365)	$18,499	$(3,449)	$15,050	$(131,838)	$27,686	$(104,152)
Reclassification adjustment for losses (gains) on securities included in net income	5,446	(1,144)	4,302	103	(22)	81	(2)	—	(2)
Total unrealized (losses) gains on securities	(2,685)	622	(2,063)	18,602	(3,471)	15,131	(131,840)	27,686	(104,154)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	14,379	(3,069)	11,310	13,462	(2,733)	10,729	(31,573)	6,630	(24,943)
Total unrealized gains (losses) on derivatives	14,379	(3,069)	11,310	13,462	(2,733)	10,729	(31,573)	6,630	(24,943)
Unrealized (losses) gains for postretirement obligations:
Prior service cost	76	(16)	60	76	(15)	61	76	(16)	60
Net (loss) gain	(83)	18	(65)	22	(7)	15	143	(30)	113
Total unrealized (losses) gains for postretirement obligations	(7)	2	(5)	98	(22)	76	219	(46)	173
Total other comprehensive income (loss)	$11,687	$(2,445)	$9,242	$32,162	$(6,226)	$25,936	$(163,194)	$34,270	$(128,924)

The following table details the change in components of OCI for the year ended December 31:

	2024
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(92,340)	$(19,760)	$344	$(111,756)
Other comprehensive (loss) income before reclassification adjustment	(6,365)	11,310		4,945
Amounts reclassified from accumulated other comprehensive income (loss)	4,302	—		4,302
Prior service cost			60	60
Net gain			(65)	(65)
Net other comprehensive (loss) income during the period	(2,063)	11,310	(5)	9,242
Balance at December 31	$(94,403)	$(8,450)	$339	$(102,514)

	2023
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(107,471)	$(30,489)	$268	$(137,692)
Other comprehensive income before reclassification adjustment	15,050	10,729		25,779
Amounts reclassified from accumulated other comprehensive income (loss)	81	—		81
Prior service cost			61	61
Net gain			15	15
Net other comprehensive income during the period	15,131	10,729	76	25,936
Balance at December 31	$(92,340)	$(19,760)	$344	$(111,756)

	2022
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(3,317)	$(5,546)	$95	$(8,768)
Other comprehensive income before reclassification adjustment	(104,152)	(24,943)		(129,095)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—		(2)
Prior service cost			60	60
Net gain			113	113
Net other comprehensive income during the period	(104,154)	(24,943)	173	(128,924)
Balance at December 31	$(107,471)	$(30,489)	$268	$(137,692)

Note 4—Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the year for interest and income taxes as well as detail on non-cash investing and financing activities for the years ended December 31:

	2024	2023	2022
	(dollars in thousands)
Cash paid during the period for:
Interest	$220,151	$139,872	$16,396
Income taxes	32,201	37,526	34,326
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	5,726	4,229	2,852
Fair value of loans transferred from held to maturity to held for sale	106,090	152,613	61,892
Loans transferred from held for sale to held to maturity	4,886	519	1,485
Gross (decrease) increase in market value adjustment to securities available for sale	(2,685)	18,602	(131,840)
Gross increase (decrease) in market value adjustment to derivatives	14,379	13,462	(31,574)
Increase in limited partnership investment unfunded commitment	—	302	—
Net assets (liabilities) acquired through acquisition	—	66,477	—
Proceeds from death benefit on bank-owned life insurance not received	188	—	1,973
Treasury shares issued	2,325	1,966	1,947
Excise tax on treasury stock repurchased	87	118	—
Contribution of premises	149	—	—
Note 5—Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ending December 31:

	2024	2023	2022
Weighted average common shares issued	123,603,380	122,780,523	113,914,902
Average treasury shares	(21,435,256)	(21,004,846)	(20,089,722)
Average deferred compensation shares	(57,200)	(56,206)	(55,734)
Average unearned nonvested shares	(197,813)	(163,044)	(157,403)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	101,913,111	101,556,427	93,612,043
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	235,843	208,819	219,584
Additional common stock equivalents (deferred compensation) used to calculated diluted earnings per share	56,543	56,955	55,820
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	102,205,497	101,822,201	93,887,447
Per Share Data
Basic Earnings Per Share	$1.40	$1.55	$1.37
Diluted Earnings Per Share	$1.39	$1.54	$1.37

The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the years ended December 31, because to do so would have been anti-dilutive.

	2024			2023			2022
		Price Range			Price Range			Price Range
	Shares	From	To	Shares	From	To	Shares	From	To
Restricted Stock	127,230	$12.39	$18.62	114,177	$12.70	$16.43	128,860	$12.77	$16.43
Restricted Stock Units	—	$—	$—	34,305	$17.53	$17.53	25,983	$21.08	$21.08
Note 6—Cash and Due from Banks
Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts, such as checking accounts and NOW accounts. Reserves are maintained in the form of vault cash or balances held with the local Federal Reserve Bank. Because balances held at the Federal Reserve earn interest, depending on our liquidity position, we may maintain balances in excess of the reserve requirement. First Commonwealth maintained average balances of $157.1 million during 2024 and $171.0 million during 2023 with the Federal Reserve Bank of Cleveland.
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
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the Consolidated Statements of Income. The impact to noninterest income for the year ended December 31, 2024 was an increase of $0.8 million and decreases of $0.4 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded. At December 31, 2024, the underlying funded mortgage loan commitments had a carrying value of $8.3 million and a fair value of $9.6 million, while the underlying unfunded mortgage loan commitments had a notional amount of $60.9 million. At December 31, 2023, the underlying funded mortgage loan commitments had a carrying value of $7.1 million and a fair value of $8.1 million, while the underlying unfunded mortgage loan commitments had a notional amount of $38.2 million.
Derivatives Designated as Hedging Instruments
In August 2019, the Company entered into two interest rate swap contracts that are designated as cash flow hedges. One of the contracts, with a notional amount of $30.0 million, matured on August 15, 2024 and the other contract, with a notional amount of $40.0 million, matures on August 15, 2026. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments made on subordinated debentures. Initially these swaps were benchmarked to the 3-month LIBOR rate; however, as a result of the discontinuance of the LIBOR rate on June 30, 2023, both of the swap contracts were amended to hedge exposure to the variability of the 3-month Daily Simple SOFR. This change is in agreement with amendments made to the interest rate on the subordinated debentures as a result of the discontinuance of LIBOR. Therefore, the remaining interest rate swaps convert the interest rate benchmark on the first $40.0 million of 3-month SOFR based subordinated debentures to a fixed rate.
During 2021, the Company entered into eight interest rate swap contracts that were designated as cash flow hedges, $75.0 million of which matured during 2024. The remaining interest rate swaps have a total notional amount of $425.0 million; $250.0 million with an original maturity of four years, and $175.0 million with an original maturity of five years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans. Initially these swaps were benchmarked to the 1-month LIBOR rate; however, as a result of the discontinuance of the LIBOR rate on June 30, 2023, these swaps were amended to hedge exposure to the variability of the 1-month Daily Simple SOFR rate compounded in arrears. Therefore, the remaining interest rate swaps convert the interest payments on the first $425.0 million of 1-month Daily Simple SOFR based commercial loans into fixed rate payments. The following table provides the notional amount of interest rate swap contracts and their maturity date.

Notional Amount	Maturity Date
(dollars in thousands)
$150,000	05/01/25
25,000	08/25/25
25,000	10/10/25
50,000	11/05/25
150,000	05/01/26
25,000	10/15/26
$425,000
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the Consolidated Statement of Income. For the years ended December 31, 2024, 2023 and 2022, net interest income decreased $20.1 million, $19.0 million, and $4.8 million, respectively, as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures" or "Interest and fees on loans," in the Consolidated Statements of Income in the same line item as the income or expense on the hedged items. The cash flow hedges were highly effective at December 31, 2024 and changes in the fair value attributed to hedge ineffectiveness were not material.

The following table depicts the credit value adjustments recorded relative to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks at December 31:

	2024	2023
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(59)	$(13)
Notional Amount:
Interest rate derivatives	966,978	945,046
Interest rate caps	28,950	37,647
Interest rate collars	524	35,878
Risk participation agreements	179,959	206,325
Sold credit protection on risk participation agreements	(151,079)	(121,265)
Interest rate options	60,934	38,155
Interest rate forwards:
Fair value adjustment	398	(352)
Notional Amount	60,000	39,000
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(10,754)	(25,133)
Notional Amount	465,000	570,000
The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in “Other income”, "Other expense", "Interest on subordinated debentures" or "Interest and fees on loans" in the Consolidated Statements of Income for the years ended December 31:

	2024	2023	2022
	(dollars in thousands)
Non-hedging interest rate derivatives:
Increase (decrease) in other income	$218	$922	$(363)
Non-hedging interest rate forwards:
Increase (decrease) in other income	750	(415)	(92)
Hedging interest rate derivatives:
Decrease in interest and fees on loans	(22,503)	(21,647)	(5,125)
Decrease in interest from subordinated debentures	(2,369)	(2,658)	(283)
Hedging interest rate derivatives:
Increase in other expense	—	—	5
The fair value of our derivatives is included in a table in Note 18, “Fair Values of Assets and Liabilities,” in the line items “Other assets” and “Other liabilities.”

Note 8—Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and fair values of securities available for sale at December 31:

	2024				2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$3,096	$14	$(212)	$2,898	$3,565	$47	$(147)	$3,465
Mortgage-Backed Securities – Commercial	779,232	2,489	(57,546)	724,175	512,979	4,935	(52,521)	465,393
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	413,434	1,481	(64,331)	350,584	559,769	3,052	(68,222)	494,599
Other Government-Sponsored Enterprises	1,000	—	(54)	946	1,000	—	(85)	915
Obligations of States and Political Subdivisions	8,510	—	(983)	7,527	9,226	3	(1,027)	8,202
Corporate Securities	62,475	1,454	(2,436)	61,493	51,886	145	(3,619)	48,412
Total Securities Available for Sale	$1,267,747	$5,438	$(125,562)	$1,147,623	$1,138,425	$8,182	$(125,621)	$1,020,986

Mortgage backed securities include mortgage backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises. These obligations have contractual maturities ranging from less than one year to approximately 41 years with lower anticipated lives to maturity due to prepayments. All mortgage-backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds; therefore, First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to monitor the potential impact on earnings and interest rate risk positions.
Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. Other fixed income securities within the portfolio also contain prepayment risk.
The amortized cost and estimated fair value of debt securities available for sale at December 31, 2024, by contractual maturity, are shown below:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$7,604	$7,660
Due after 1 but within 5 years	15,251	15,693
Due after 5 but within 10 years	49,130	46,613
Due after 10 years	—	—
	71,985	69,966
Mortgage-Backed Securities (a)	1,195,762	1,077,657
Total Debt Securities	$1,267,747	$1,147,623
(a)Mortgage Backed Securities include an amortized cost of $782.3 million and a fair value of $727.1 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $413.4 million and a fair value of $350.6 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales of securities and gross gains (losses) realized on sales, calls and maturities of securities available for sale were as follows for the years ended December 31:

	2024	2023	2022
	(dollars in thousands)
Proceeds from sales	$69,598	$33,756	$—
Gross (losses) gains realized:
Sales Transactions:
Gross gains	$—	$—	$—
Gross losses	(5,535)	(103)	—
	(5,535)	(103)	—
Maturities
Gross gains	89	—	2
Gross losses	—	—	—
	89	—	2
Net (losses) gains	$(5,446)	$(103)	$2

For 2024, proceeds from sales included in above table are a result of management selling $75.1 million in available for sale investment securities yielding 2.17% and reinvesting the proceeds into securities yielding 5.49%.
For 2023, proceeds from sales included in above table are a result of the sale of investments acquired as part of the Centric acquisition. All of the acquired investments were recorded at fair value at the time of acquisition and subsequently sold at the same value, with the exception of one corporate security. This security was sold in the third quarter of 2023 at a loss of $103 thousand.
Gross gains from maturities recognized in 2022 were the result of calls on municipal securities.
Securities available for sale with an approximate fair value of $580.5 million and $386.5 million were pledged as of December 31, 2024 and 2023, respectively, to secure public deposits and for other purposes required or permitted by law.
Equity Securities
During the second quarter of 2024, Visa commenced an exchange offer for any and all outstanding shares of its Class B-1 common stock for a combination of Visa's Class B-2 common stock, Class C common stock and, where applicable, cash in lieu of fractional shares. As part of this exchange, each share of Class B-1 common stock would be exchanged for one half share of the newly issued Class B-2 common stock and Class C common stock would be issued in an amount equivalent to one half of a share of Class B-1 common stock. The Company opted to participate in this exchange offer prior to its expiration and received 13,340 Class B-2 shares and 5,294 Class C shares. During 2024, the Class C shares were sold at fair value resulting in a gain of $5.7 million. At December 31, 2024, the Class B-2 shares were carried by the company with a zero basis. Subsequent to December 31, 2024, the Class B-2 shares were sold resulting in a gain of $5.1 million, which was recognized in the first quarter of 2025.
The unrealized gains and losses recognized related to equity securities still held at each December 31 is as follows:

	2024	2023	2022
	(dollars in thousands)
Net gains and losses recognized during the period on equity securities	$5,664	$—	$—
Less: Net gains and losses recognized during the period on equity securities sold during the period	(5,664)	—	—
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$—	$—	$—

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at December 31:

	2024				2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$1,586	$—	$(220)	$1,366	$1,781	$—	$(175)	$1,606
Mortgage-Backed Securities – Commercial	89,404	66	(14,785)	74,685	69,502	—	(14,435)	55,067
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	266,587	—	(47,564)	219,023	296,432	—	(47,148)	249,284
Mortgage-Backed Securities – Commercial	—	—	—	—	2,190	—	(30)	2,160
Other Government-Sponsored Enterprises	22,869	—	(4,155)	18,714	22,543	—	(4,178)	18,365
Obligations of States and Political Subdivisions	24,193	—	(2,246)	21,947	25,561	—	(2,412)	23,149
Debt Securities Issued by Foreign Governments	1,000	—	(16)	984	1,000	—	(36)	964
Total Securities Held to Maturity	$405,639	$66	$(68,986)	$336,719	$419,009	$—	$(68,414)	$350,595
The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$703	$698
Due after 1 but within 5 years	14,063	13,301
Due after 5 but within 10 years	32,733	27,201
Due after 10 years	563	445
	48,062	41,645
Mortgage-Backed Securities (a)	357,577	295,074
Total Debt Securities	$405,639	$336,719
(a)Mortgage Backed Securities include an amortized cost of $91.0 million and a fair value of $76.1 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $266.6 million and a fair value of $219.0 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $247.5 million and $98.1 million were pledged as of December 31, 2024 and 2023, respectively, to secure public deposits for other purposes required or permitted by law.
Other Investments
As a member of the FHLB, First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of December 31, 2024 and 2023, our FHLB stock totaled $25.2 million and $44.7 million, respectively and is included in “Other investments” on the Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2024.
At December 31, 2024 and 2023, "Other investments" also includes $5.7 million and $6.2 million, respectively, of securities that include bankers bank membership stock and investments in community development organizations. These securities do not have a readily determinable fair value and are carried at cost. For the years ended December 31, 2024 and 2023, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
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
The following table presents the gross unrealized losses and estimated fair values at December 31, 2024 for available for sale securities for which an allowance for credit losses has not been recorded and held to maturity securities by investment category and time frame for which the securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$242	$(1)	$3,002	$(431)	$3,244	$(432)
Mortgage-Backed Securities – Commercial	258,712	(4,119)	274,358	(68,212)	533,070	(72,331)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	4,759	(56)	497,445	(111,839)	502,204	(111,895)
Mortgage-Backed Securities – Commercial	—	—	—	—	—	—
Other Government-Sponsored Enterprises	—	—	19,660	(4,209)	19,660	(4,209)
Obligations of States and Political Subdivisions	1,104	(11)	28,097	(3,218)	29,201	(3,229)
Debt Securities Issued by Foreign Governments	—	—	584	(16)	584	(16)
Corporate Securities	9,701	(506)	17,321	(1,930)	27,022	(2,436)
Total Securities	$274,518	$(4,693)	$840,467	$(189,855)	$1,114,985	$(194,548)

At December 31, 2024, fixed income securities issued by U.S. Government Agencies and U.S. Government-sponsored enterprises comprised 97% of total unrealized losses. All unrealized losses are a result of changes in market interest rates. At

December 31, 2024, there were 175 debt securities in an unrealized loss position. There were no equity securities in an unrealized loss position at December 31, 2024.
The following table presents the gross unrealized losses and estimated fair value at December 31, 2023 for both available for sale and held to maturity securities by investment category and time frame for which the securities had been in a continuous unrealized loss position:

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
As of December 31, 2024, our corporate securities had an amortized cost and estimated fair value of $62.5 million and $61.5 million, respectively. At December 31, 2023, these securities had an amortized cost of $51.9 million and estimated fair value of $48.4 million. Corporate securities are comprised of debt issued by large regional banks. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trend and capital position, to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the twelve months ended December 31, 2024, 2023 and 2022.

Note 9—Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Consolidated Statements of Financial Condition net of deferred loan fees and costs, and discounts related to purchased loans. Net deferred costs were $14.7 million and $8.2 million as of December 31, 2024 and 2023, respectively, and discounts on purchased loans were $18.9 million and $25.7 million at December 31, 2024 and 2023, respectively. The following table provides outstanding balances related to each of our loan types as of December 31:

	2024	2023
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,677,989	$1,543,349
Time and demand	1,133,595	1,187,300
Commercial credit cards	11,718	12,906
Equipment finance	427,320	232,944
Time and demand other	105,356	110,199
Real estate construction	483,384	597,735
Construction other	475,367	541,633
Construction residential	8,017	56,102
Residential real estate	2,341,703	2,416,876
Residential first lien	1,670,547	1,739,107
Residential junior lien/home equity	671,156	677,769
Commercial real estate	3,124,704	3,053,152
Multifamily	597,145	551,142
Non-owner occupied	1,804,950	1,772,785
Owner occupied	722,609	729,225
Loans to individuals	1,355,974	1,357,649
Automobile and recreational vehicles	1,280,645	1,277,969
Consumer credit cards	9,865	10,291
Consumer other	65,464	69,389
Total loans and leases	$8,983,754	$8,968,761
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

Construction Residential - Consists of loans to finance the construction of residential properties during the construction period. Borrowers are typically individuals who will occupy the completed single-family property.
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
Calculation of the Allowance for Credit Losses
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 4.17% and during the one-year forecast period it was projected to average 4.82%, with a peak of 5.04%.

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
The following tables represent our credit risk profile by creditworthiness category for the years ended December 31:

	2024
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,579,704	$65,892	$32,393	$—	$—	$98,285	$1,677,989
Time and demand	1,037,723	64,757	31,115	—	—	95,872	1,133,595
Commercial credit cards	11,718	—	—	—	—	—	11,718
Equipment finance	424,911	1,131	1,278	—	—	2,409	427,320
Time and demand other	105,352	4	—	—	—	4	105,356
Real estate construction	480,675	180	2,529	—	—	2,709	483,384
Construction other	472,658	180	2,529	—	—	2,709	475,367
Construction residential	8,017	—	—	—	—	—	8,017
Residential real estate	2,328,571	1,297	11,835	—	—	13,132	2,341,703
Residential first lien	1,661,868	1,297	7,382	—	—	8,679	1,670,547
Residential junior lien/home equity	666,703	—	4,453	—	—	4,453	671,156
Commercial real estate	3,014,905	60,510	49,289	—	—	109,799	3,124,704
Multifamily	578,725	18,346	74	—	—	18,420	597,145
Non-owner occupied	1,754,255	21,869	28,826	—	—	50,695	1,804,950
Owner occupied	681,925	20,295	20,389	—	—	40,684	722,609
Loans to individuals	1,355,724	—	250	—	—	250	1,355,974
Automobile and recreational vehicles	1,280,498	—	147	—	—	147	1,280,645
Consumer credit cards	9,865	—	—	—	—	—	9,865
Consumer other	65,361	—	103	—	—	103	65,464
Total	$8,759,579	$127,879	$96,296	$—	$—	$224,175	$8,983,754

	2023
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,453,970	$58,325	$31,054	$—	$—	$89,379	$1,543,349
Time and demand	1,098,763	58,325	30,212	—	—	88,537	1,187,300
Commercial credit cards	12,906	—	—	—	—	—	12,906
Equipment finance	232,102	—	842	—	—	842	232,944
Time and demand other	110,199	—	—	—	—	—	110,199
Real estate construction	585,543	—	12,192	—	—	12,192	597,735
Construction other	529,441	—	12,192	—	—	12,192	541,633
Construction residential	56,102	—	—	—	—	—	56,102
Residential real estate	2,405,240	2,768	8,868	—	—	11,636	2,416,876
Residential first lien	1,732,006	2,415	4,686	—	—	7,101	1,739,107
Residential junior lien/home equity	673,234	353	4,182	—	—	4,535	677,769
Commercial real estate	2,956,338	62,038	34,776	—	—	96,814	3,053,152
Multifamily	538,939	12,117	86	—	—	12,203	551,142
Non-owner occupied	1,722,315	31,652	18,818	—	—	50,470	1,772,785
Owner occupied	695,084	18,269	15,872	—	—	34,141	729,225
Loans to individuals	1,357,483	—	166	—	—	166	1,357,649
Automobile and recreational vehicles	1,277,805	—	164	—	—	164	1,277,969
Consumer credit cards	10,291	—	—	—	—	—	10,291
Consumer other	69,387	—	2	—	—	2	69,389
Total	$8,758,574	$123,131	$87,056	$—	$—	$210,187	$8,968,761
The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year as of December 31:

	2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
	(dollars in thousands)
Time and demand	$144,084	$115,113	$101,483	$80,688	$47,378	$67,103	$577,746	$1,133,595
Pass	142,872	107,764	96,068	60,244	44,645	56,393	529,737	1,037,723
OAEM	1,212	2,696	3,327	11,963	1,881	4,362	39,316	64,757
Substandard	—	4,653	2,088	8,481	852	6,348	8,693	31,115
Gross Charge-offs	—	(17)	(45)	(271)	(658)	(4,380)	(5,760)	(11,131)
Gross Recoveries	—	—	1	—	208	197	29	435
Commercial credit cards	—	—	—	—	—	—	11,718	11,718
Pass	—	—	—	—	—	—	11,718	11,718
Gross Charge-offs	—	—	—	—	—	—	(251)	(251)
Gross Recoveries	—	—	—	—	—	—	6	6
Equipment finance	256,015	129,463	41,842	—	—	—	—	427,320
Pass	255,572	128,560	40,779	—	—	—	—	424,911
OAEM	443	267	421	—	—	—	—	1,131
Substandard	—	636	642	—	—	—	—	1,278
Gross Charge-offs	(59)	(984)	(977)	—	—	—	—	(2,020)
Gross Recoveries	—	98	76	—	—	—	—	174

	2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
	(dollars in thousands)
Time and demand other	10,746	10,813	4,561	16,526	18,435	41,261	3,014	105,356
Pass	10,746	10,813	4,561	16,526	18,435	41,261	3,010	105,352
OAEM	—	—	—	—	—	—	4	4
Gross Charge-offs	—	—	—	—	—	—	(2,110)	(2,110)
Gross Recoveries	—	—	—	—	—	10	188	198
Construction other	54,109	195,536	136,010	62,890	7,030	18,766	1,026	475,367
Pass	54,109	195,536	134,812	61,379	7,030	18,766	1,026	472,658
OAEM	—	—	180	—	—	—	—	180
Substandard	—	—	1,018	1,511	—	—	—	2,529
Gross Charge-offs	—	—	(588)	(504)	—	—	—	(1,092)
Gross Recoveries	—	—	—	—	—	6	—	6
Construction residential	1,743	3,366	1,740	1,140	—	28	—	8,017
Pass	1,743	3,366	1,740	1,140	—	28	—	8,017
Gross Charge-offs	—	—	—	—	—	—	—	—
Gross Recoveries	—	—	—	—	—	—	—	—
Residential first lien	47,504	147,678	369,890	475,231	296,971	331,368	1,905	1,670,547
Pass	47,504	145,898	369,111	473,418	296,170	327,934	1,833	1,661,868
OAEM	—	—	—	255	345	625	72	1,297
Substandard	—	1,780	779	1,558	456	2,809	—	7,382
Gross Charge-offs	—	(108)	(1)	(20)	(1)	(61)	—	(191)
Gross Recoveries	—	—	—	—	—	168	—	168
Residential junior lien/home equity	21,770	53,985	58,662	37,644	1,163	5,406	492,526	671,156
Pass	21,770	53,974	58,587	37,644	1,163	5,207	488,358	666,703
Substandard	—	11	75	—	—	199	4,168	4,453
Gross Charge-offs	—	—	(1)	—	—	—	(291)	(292)
Gross Recoveries	—	—	—	—	—	32	170	202
Multifamily	25,006	6,978	235,374	141,970	79,271	108,059	487	597,145
Pass	25,006	6,978	222,965	136,872	78,844	107,573	487	578,725
OAEM	—	—	12,409	5,098	427	412	—	18,346
Substandard	—	—	—	—	—	74	—	74
Gross Charge-offs	—	—	—	—	—	—	—	—
Gross Recoveries	—	—	—	—	—	—	—	—
Non-owner occupied	120,201	206,496	435,072	182,234	147,034	702,907	11,006	1,804,950
Pass	120,201	203,543	424,778	181,993	136,219	676,580	10,941	1,754,255
OAEM	—	—	10,294	241	1,641	9,693	—	21,869
Substandard	—	2,953	—	—	9,174	16,634	65	28,826
Gross Charge-offs	—	—	(50)	—	(3,761)	(3,327)	—	(7,138)
Gross Recoveries	—	—	—	—	—	59	—	59
Owner occupied	64,019	112,272	152,714	145,807	58,919	176,674	12,204	722,609
Pass	62,968	110,539	139,937	139,644	57,309	161,208	10,320	681,925
OAEM	—	876	7,002	6,129	198	4,260	1,830	20,295
Substandard	1,051	857	5,775	34	1,412	11,206	54	20,389
Gross Charge-offs	—	—	(141)	(136)	(1,050)	(163)	(50)	(1,540)
Gross Recoveries	—	—	—	28	—	49	41	118

	2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
	(dollars in thousands)
Automobile and recreational vehicles	403,819	316,774	321,803	152,084	71,682	14,483	—	1,280,645
Pass	403,803	316,734	321,776	152,052	71,674	14,459	—	1,280,498
Substandard	16	40	27	32	8	24	—	147
Gross Charge-offs	(310)	(1,826)	(3,223)	(1,275)	(525)	(452)	—	(7,611)
Gross Recoveries	36	415	844	468	296	351	—	2,410
Consumer credit cards	—	—	—	—	—	—	9,865	9,865
Pass	—	—	—	—	—	—	9,865	9,865
Gross Charge-offs	—	—	—	—	—	—	(428)	(428)
Gross Recoveries	—	—	—	—	—	—	96	96
Consumer other	7,878	4,351	2,530	10,325	642	2,291	37,447	65,464
Pass	7,878	4,351	2,530	10,323	642	2,291	37,346	65,361
Substandard	—	—	—	2	—	—	101	103
Gross Charge-offs	(17)	(109)	(93)	(102)	(20)	(35)	(1,248)	(1,624)
Gross Recoveries	—	—	14	21	16	111	214	376
Total	$1,156,894	$1,302,825	$1,861,681	$1,306,539	$728,525	$1,468,346	$1,158,944	$8,983,754
Total charge-offs	$(386)	$(3,044)	$(5,119)	$(2,308)	$(6,015)	$(8,418)	$(10,138)	$(35,428)
Total recoveries	$36	$513	$935	$517	$520	$983	$744	$4,248

	2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Time and demand	$170,285	$178,568	$111,288	$73,487	$42,502	$65,419	$545,751	$1,187,300
Pass	166,716	174,699	100,779	71,125	29,812	57,660	497,972	1,098,763
OAEM	1,707	3,129	2,948	1,530	10,873	2,553	35,585	58,325
Substandard	1,862	740	7,561	832	1,817	5,206	12,194	30,212
Gross Charge-offs	(582)	(4,572)	(18)	(2,195)	(2,364)	(1,283)	(5,133)	(16,147)
Gross Recoveries	—	—	—	119	4	128	9	260
Commercial credit cards	—	—	—	—	—	—	12,906	12,906
Pass	—	—	—	—	—	—	12,906	12,906
Gross Charge-offs	—	—	—	—	—	—	(105)	(105)
Gross Recoveries	—	—	—	—	—	—	13	13
Equipment finance	170,630	62,314	—	—	—	—	—	232,944
Pass	170,302	61,800	—	—	—	—	—	232,102
Substandard	328	514	—	—	—	—	—	842
Gross Charge-offs	(104)	(433)	—	—	—	—	—	(537)
Gross Recoveries	—	—	—	—	—	—	—	—
Time and demand other	9,965	6,022	17,860	19,352	3,025	46,466	7,509	110,199
Pass	9,965	6,022	17,860	19,352	3,025	46,466	7,509	110,199
Gross Charge-offs	—	—	—	—	—	—	(2,410)	(2,410)
Gross Recoveries	—	—	—	—	—	—	225	225

	2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Construction other	94,150	217,565	154,873	44,428	5,379	24,541	697	541,633
Pass	94,150	214,277	153,195	44,428	5,379	17,315	697	529,441
Substandard	—	3,288	1,678	—	—	7,226	—	12,192
Gross Charge-offs	—	—	—	—	—	—	—	—
Gross Recoveries	—	—	—	—	—	—	—	—
Construction residential	27,487	19,322	2,284	3,194	3,337	—	478	56,102
Pass	27,487	19,322	2,284	3,194	3,337	—	478	56,102
Gross Charge-offs	—	—	—	—	—	—	—	—
Gross Recoveries	—	—	—	—	—	—	—	—
Residential first lien	120,053	385,917	527,057	320,107	97,529	286,503	1,941	1,739,107
Pass	119,903	385,269	524,841	319,762	96,702	283,665	1,864	1,732,006
OAEM	—	80	1,527	—	—	731	77	2,415
Substandard	150	568	689	345	827	2,107	—	4,686
Gross Charge-offs	—	(98)	—	(31)	(1)	(116)	—	(246)
Gross Recoveries	—	—	—	—	—	177	—	177
Residential junior lien/home equity	62,098	70,171	44,359	2,487	2,305	4,949	491,400	677,769
Pass	62,098	70,171	44,359	2,487	2,305	4,672	487,142	673,234
OAEM	—	—	—	—	—	208	145	353
Substandard	—	—	—	—	—	69	4,113	4,182
Gross Charge-offs	—	—	—	—	—	—	(315)	(315)
Gross Recoveries	—	—	—	—	—	—	70	70
Multifamily	6,839	156,393	155,067	94,284	44,121	92,585	1,853	551,142
Pass	6,839	144,728	155,067	94,284	44,121	92,047	1,853	538,939
OAEM	—	11,665	—	—	—	452	—	12,117
Substandard	—	—	—	—	—	86	—	86
Gross Charge-offs	—	—	—	—	—	—	—	—
Gross Recoveries	—	—	—	—	—	—	—	—
Non-owner occupied	184,562	423,543	159,593	148,716	221,551	621,678	13,142	1,772,785
Pass	181,578	415,577	159,593	148,716	211,019	592,755	13,077	1,722,315
OAEM	—	7,546	—	—	7,313	16,793	—	31,652
Substandard	2,984	420	—	—	3,219	12,130	65	18,818
Gross Charge-offs	—	(232)	—	—	—	(4,473)	—	(4,705)
Gross Recoveries	—	—	—	—	—	127	—	127
Owner occupied	106,831	163,830	153,996	80,522	59,357	152,728	11,961	729,225
Pass	106,583	161,071	149,788	75,267	42,745	147,809	11,821	695,084
OAEM	112	785	3,950	4,000	5,363	4,026	33	18,269
Substandard	136	1,974	258	1,255	11,249	893	107	15,872
Gross Charge-offs	—	—	(32)	—	—	(1,540)	—	(1,572)
Gross Recoveries	—	—	—	—	—	24	—	24
Automobile and recreational vehicles	427,112	459,836	234,144	115,364	35,402	6,111	—	1,277,969
Pass	427,112	459,835	234,085	115,354	35,345	6,074	—	1,277,805
Substandard	—	1	59	10	57	37	—	164
Gross Charge-offs	(487)	(2,232)	(1,258)	(972)	(527)	(111)	—	(5,587)
Gross Recoveries	71	479	419	367	347	149	—	1,832

	2023
	Term Loans						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(dollars in thousands)
Consumer credit cards	—	—	—	—	—	—	10,291	10,291
Pass	—	—	—	—	—	—	10,291	10,291
Gross Charge-offs	—	—	—	—	—	—	(290)	(290)
Gross Recoveries	—	—	—	—	—	—	87	87
Consumer other	6,893	4,224	13,277	1,411	1,090	3,440	39,054	69,389
Pass	6,893	4,224	13,277	1,411	1,090	3,440	39,052	69,387
Substandard	—	—	—	—	—	—	2	2
Gross Charge-offs	(21)	(50)	(130)	(31)	(157)	(23)	(941)	(1,353)
Gross Recoveries	—	1	4	9	35	66	185	300
Total	$1,386,905	$2,147,705	$1,573,798	$903,352	$515,598	$1,304,420	$1,136,983	$8,968,761
Gross Charge-offs	$(1,194)	$(7,617)	$(1,438)	$(3,229)	$(3,049)	$(7,546)	$(9,194)	$(33,267)
Gross Recoveries	$71	$480	$423	$495	$386	$671	$589	$3,115
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
Total gross charge-offs for the years ended December 31, 2024 and 2023 were $35.4 million and $33.3 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of December 31. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	2024
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,379	$1,544	$26	$14,987	$18,936	$1,659,053	$1,677,989
Time and demand	649	1,126	26	14,181	15,982	1,117,613	1,133,595
Commercial credit cards	61	26	—	—	87	11,631	11,718
Equipment finance	1,659	392	—	806	2,857	424,463	427,320
Time and demand other	10	—	—	—	10	105,346	105,356
Real estate construction	—	—	—	2,529	2,529	480,855	483,384
Construction other	—	—	—	2,529	2,529	472,838	475,367
Construction residential	—	—	—	—	—	8,017	8,017
Residential real estate	5,677	1,659	1,588	11,587	20,511	2,321,192	2,341,703
Residential first lien	3,904	1,184	1,134	7,134	13,356	1,657,191	1,670,547
Residential junior lien/home equity	1,773	475	454	4,453	7,155	664,001	671,156
Commercial real estate	1,597	1,099	—	32,103	34,799	3,089,905	3,124,704
Multifamily	212	—	—	20	232	596,913	597,145
Non-owner occupied	72	742	—	24,550	25,364	1,779,586	1,804,950
Owner occupied	1,313	357	—	7,533	9,203	713,406	722,609

	2024
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
Loans to individuals	5,020	1,143	450	250	6,863	1,349,111	1,355,974
Automobile and recreational vehicles	4,667	930	149	147	5,893	1,274,752	1,280,645
Consumer credit cards	24	28	—	—	52	9,813	9,865
Consumer other	329	185	301	103	918	64,546	65,464
Total	$14,673	$5,445	$2,064	$61,456	$83,638	$8,900,116	$8,983,754

	2023
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,206	$745	$4,187	$10,060	$16,198	$1,527,151	$1,543,349
Time and demand	565	691	4,187	9,218	14,661	1,172,639	1,187,300
Commercial credit cards	7	54	—	—	61	12,845	12,906
Equipment finance	600	—	—	842	1,442	231,502	232,944
Time and demand other	34	—	—	—	34	110,165	110,199
Real estate construction	—	—	—	3,288	3,288	594,447	597,735
Construction other	—	—	—	3,288	3,288	538,345	541,633
Construction residential	—	—	—	—	—	56,102	56,102
Residential real estate	6,982	1,535	1,062	8,573	18,152	2,398,724	2,416,876
Residential first lien	4,130	940	171	4,443	9,684	1,729,423	1,739,107
Residential junior lien/home equity	2,852	595	891	4,130	8,468	669,301	677,769
Commercial real estate	4,157	—	3,509	17,385	25,051	3,028,101	3,053,152
Multifamily	—	—	—	55	55	551,087	551,142
Non-owner occupied	2,303	—	3,509	14,282	20,094	1,752,691	1,772,785
Owner occupied	1,854	—	—	3,048	4,902	724,323	729,225
Loans to individuals	4,613	878	678	166	6,335	1,351,314	1,357,649
Automobile and recreational vehicles	4,115	612	151	164	5,042	1,272,927	1,277,969
Consumer credit cards	39	71	—	—	110	10,181	10,291
Consumer other	459	195	527	2	1,183	68,206	69,389
Total	$16,958	$3,158	$9,436	$39,472	$69,024	$8,899,737	$8,968,761

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
There were no nonperforming loans held for sale at December 31, 2024 and 2023. There were no gains on nonperforming loans held for sale during the years ended December 31, 2024, 2023 and 2022.

The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of December 31, 2024 and 2023. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated based on month-end balances of the loans for the period reported and are included in the table below based on its period end allowance position.

	2024
	Recorded investment	Unpaid principal balance	Related specific allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$5,619	$21,745		$6,580	$41
Time and demand	4,813	20,939		5,481	41
Equipment finance	—	—		—	—
Time and demand other	806	806		1,099	—
Real estate construction	2,529	2,581		4,498	—
Construction other	2,529	2,581		4,498	—
Construction residential	—	—		—	—
Residential real estate	8,875	10,524		8,360	133
Residential first lien	6,020	6,993		5,134	118
Residential junior lien/home equity	2,855	3,531		3,226	15
Commercial real estate	18,346	24,047		16,759	453
Multifamily	20	21		34	—
Non-owner occupied	16,948	22,372		15,657	173
Owner occupied	1,378	1,654		1,068	280
Loans to individuals	250	2,237		146	7
Automobile and recreational vehicles	147	2,080		135	7
Consumer other	103	157		11	—
Subtotal	35,619	61,134		36,343	634
With a specific allowance recorded:
Commercial, financial, agricultural and other	9,368	10,459	$4,724	5,378	71
Time and demand	9,368	10,459	4,724	5,378	71
Equipment finance	—	—	—	—	—
Time and demand other	—	—	—	—	—
Real estate construction	—	—	—	—	—
Construction other	—	—	—	—	—
Construction residential	—	—	—	—	—
Residential real estate	2,712	2,885	369	1,486	—
Residential first lien	1,114	1,113	47	205	—
Residential junior lien/home equity	1,598	1,772	322	1,281	—
Commercial real estate	13,757	15,058	2,872	11,092	—
Multifamily	—	—	—	—	—
Non-owner occupied	7,602	8,686	2,093	6,634	—
Owner occupied	6,155	6,372	779	4,458	—
Loans to individuals	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—
Consumer other	—	—	—	—	—
Subtotal	25,837	28,402	7,965	17,956	71
Total	$61,456	$89,536	$7,965	$54,299	$705

	2023
	Recorded investment	Unpaid principal balance	Related specific allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$4,369	$18,014		$7,895	$143
Time and demand	3,527	17,172		7,569	143
Equipment finance	842	842		326	—
Time and demand other	—	—		—	—
Real estate construction	3,288	3,288		1,096	—
Construction other	3,288	3,288		1,096	—
Construction residential	—	—		—	—
Residential real estate	7,042	8,763		6,440	136
Residential first lien	4,161	5,151		3,760	129
Residential junior lien/home equity	2,881	3,612		2,680	7
Commercial real estate	12,402	18,219		20,715	260
Multifamily	55	58		37	—
Non-owner occupied	10,971	17,092		18,454	122
Owner occupied	1,376	1,069		2,224	138
Loans to individuals	166	259		365	7
Automobile and recreational vehicles	164	257		299	7
Consumer other	2	2		66	—
Subtotal	27,267	48,543		36,511	546
With a specific allowance recorded:
Commercial, financial, agricultural and other	5,691	6,787	$4,044	6,574	(16)
Time and demand	5,691	6,787	4,044	6,574	(16)
Equipment finance	—	—	—	—	—
Time and demand other	—	—	—	—	—
Real estate construction	—	—	—	—	—
Construction other	—	—	—	—	—
Construction residential	—	—	—	—	—
Residential real estate	1,531	1,697	118	1,183	—
Residential first lien	282	279	39	47	—
Residential junior lien/home equity	1,249	1,418	79	1,136	—
Commercial real estate	4,983	5,294	387	655	—
Multifamily	—	—	—	—	—
Non-owner occupied	3,311	3,550	174	397	—
Owner occupied	1,672	1,744	213	258	—
Loans to individuals	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—
Consumer other	—	—	—	—	—
Subtotal	12,205	13,778	4,549	8,412	(16)
Total	$39,472	$62,321	$4,549	$44,923	$530

	2022
	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$3,751	$157
Time and demand	3,751	157
Real estate construction	—	—
Residential real estate	9,040	241
Residential first lien	5,280	172
Residential junior lien/home equity	3,760	69
Commercial real estate	22,983	172
Multifamily	172	43
Non-owner occupied	21,304	104
Owner occupied	1,507	25
Loans to individuals	455	16
Automobile and recreational vehicles	378	16
Consumer other	77	—
Subtotal	36,229	586
With a specific allowance recorded:
Commercial, financial, agricultural and other	261	8
Time and demand	261	8
Real estate construction	—	—
Residential real estate	—	—
Residential first lien	—	—
Residential junior lien/home equity	—	—
Commercial real estate	—	—
Multifamily	—	—
Non-owner occupied	—	—
Owner occupied	—	—
Loans to individuals	—	—
Automobile and recreational vehicles	—	—
Consumer other	—	—
Subtotal	261	8
Total	$36,490	$594
Unfunded commitments related to nonperforming loans were $0.3 million and $0.1 million at December 31, 2024 and 2023, respectively. After consideration of the requirements to draw and available collateral related to these commitments, it was determined that no reserve was required for these commitments at December 31, 2024 or 2023.
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
The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty as of December 31:

	2024
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$236	$2,855	$—	$780	$—	$3,871	0.23%
Time and demand	236	2,855	—	780	—	3,871	0.34
Real estate construction	—	180	—	—	—	180	0.04
Construction other	—	180	—	—	—	180	0.04
Residential real estate	—	160	96	1,565	—	1,821	0.08
Residential first lien	—	160	—	1,464	—	1,624	0.10
Residential junior lien/home equity	—	—	96	101	—	197	0.03
Commercial real estate	—	123	9,673	—	—	9,796	0.31
Non-owner occupied	—	123	—	—	—	123	0.01
Owner occupied	—	—	9,673	—	—	9,673	1.34
Loans to individuals	—	10	—	8	12	30	—
Automobile and recreational vehicles	—	10	—	8	12	30	—
Total	$236	$3,328	$9,769	$2,353	$12	$15,698	0.17%

	2023
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$50	$—	$—	$—	$—	$50	—%
Time and demand	50	—	—	—	—	50	—
Residential real estate	21	303	—	434	—	758	0.03
Residential first lien	21	303	—	434	—	758	0.04
Commercial real estate	—	—	9,663	—	—	9,663	0.32
Owner occupied	—	—	9,663	—	—	9,663	1.33
Total	$71	$303	$9,663	$434	$—	$10,471	0.12%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty as of December 31:

	2024
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	1.86%	1.9	$—	1.0
Time and demand	1.86	1.9	—	1.0
Real estate construction	—	10.0	—	0.0
Construction other	—	10.0	—	0.0
Residential real estate	—	3.5	—	0.8
Residential first lien	—	3.4	—	0.9
Residential junior lien/home equity	—	4.0	—	0.7
Commercial real estate	—	0.9	—	0.4
Non-owner occupied	—	0.9	—	0.0
Owner occupied	—	0.0	—	0.4
Loans to individuals	2.39	2.6	—	0.4
Automobile and recreational vehicles	2.39	2.6	—	0.4
Total	1.89%	2.6	$—	0.5

	2023
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	4.00%	0.0	$—	0.0
Time and demand	4.00	0.0	—	0.0
Residential real estate	2.25	3.1	—	0.5
Residential first lien	2.25	3.1	—	0.5
Commercial real estate	—	0.0	—	0.5
Owner occupied	—	0.0	—	0.5
Total	3.49%	3.1	$—	0.5
A modification is considered to be in default when the loan is 90 days or more past due. The following table shows modifications considered to be in default as of December 31:

	2024		2023
	Number of Contracts	Balance	Number of Contracts	Balance
	(dollars in thousands)
Residential real estate	2	$179	—	$—
Residential first lien	2	179	—	—
Total	2	$179	—	$—

The following tables shows the payment status of loans that have been modified in the last twelve months prior to December 31:

	2024
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,871	$—	$—	$—	$3,871
Time and demand	3,871	—	—	—	3,871
Real estate construction	180	—	—	—	180
Construction other	180	—	—	—	180
Residential real estate	1,455	88	99	179	1,821
Residential first lien	1,258	88	99	179	1,624
Residential junior lien/home equity	197	—	—	—	197
Commercial real estate	9,796	—	—	—	9,796
Non-owner occupied	123	—	—	—	123
Owner occupied	9,673	—	—	—	9,673
Loans to individuals	30	—	—	—	30
Automobile and recreational vehicles	30	—	—	—	30
Total	$15,332	$88	$99	$179	$15,698

	2023
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$50	$—	$—	$—	$50
Time and demand	50	—	—	—	50
Residential real estate	758	—	—	—	758
Residential first lien	758	—	—	—	758
Commercial real estate	9,663	—	—	—	9,663
Owner occupied	9,663	—	—	—	9,663
Total	$10,471	$—	$—	$—	$10,471
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
The troubled debt restructurings included in the above tables are also included in the nonperforming loan tables provided earlier in this footnote. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a re-amortization of the principal and an extension of the maturity. For the year ended December 31, 2022, $10 thousand of total rate modifications represent loans with modifications to the rate as well as payment due to re-amortization. For 2022, the change between the pre-modification and post-modification balance for commercial real estate loans is primarily due to the payoff of one large commercial relationship that restructured during the year.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. For the twelve months ended December 31, 2022, there were no loans restructured within the past twelve months that were considered to be in default.
The following tables provide detail related to the allowance for credit losses for the years ended December 31.

	2024
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$27,996	$(15,512)	$813	$15,834	$29,131
Time and demand	22,819	(11,131)	435	7,310	19,433
Commercial credit cards	278	(251)	6	149	182
Equipment finance	3,399	(2,020)	174	6,291	7,844
Time and demand other	1,500	(2,110)	198	2,084	1,672
Real estate construction	7,418	(1,092)	6	(302)	6,030
Construction other	6,448	(1,092)	6	554	5,916
Construction residential	970	—	—	(856)	114
Residential real estate	23,901	(483)	370	(1,392)	22,396
Residential first lien	16,975	(191)	168	(1,194)	15,758
Residential junior lien/home equity	6,926	(292)	202	(198)	6,638
Commercial real estate	37,071	(8,678)	177	11,662	40,232
Multifamily	5,233	—	—	198	5,431
Non-owner occupied	19,995	(7,138)	59	10,416	23,332
Owner occupied	11,843	(1,540)	118	1,048	11,469
Loans to individuals	21,332	(9,663)	2,882	6,566	21,117
Automobile and recreational vehicles	19,142	(7,611)	2,410	4,752	18,693
Consumer credit cards	372	(428)	96	301	341
Consumer other	1,818	(1,624)	376	1,513	2,083
Total	$117,718	$(35,428)	$4,248	$32,368	$118,906
a) The provision (credit) shown here excludes the provision for off-balance sheet credit exposure included in the income statement.

	2023
	Beginning balance	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$22,650	$19,417	$(19,199)	$498	$4,630	$27,996
Time and demand	20,040	19,417	(16,147)	260	(751)	22,819
Commercial credit cards	335	—	(105)	13	35	278
Equipment finance	1,086	—	(537)	—	2,850	3,399
Time and demand other	1,189	—	(2,410)	225	2,496	1,500
Real estate construction	8,822	287	—	—	(1,691)	7,418
Construction other	6,360	227	—	—	(139)	6,448
Construction residential	2,462	60	—	—	(1,552)	970
Residential real estate	21,412	527	(561)	247	2,276	23,901
Residential first lien	14,822	197	(246)	177	2,025	16,975
Residential junior lien/home equity	6,590	330	(315)	70	251	6,926
Commercial real estate	28,804	6,971	(6,277)	151	7,422	37,071
Multifamily	4,726	234	—	—	273	5,233
Non-owner occupied	16,426	2,739	(4,705)	127	5,408	19,995
Owner occupied	7,652	3,998	(1,572)	24	1,741	11,843
Loans to individuals	21,218	3	(7,230)	2,219	5,122	21,332
Automobile and recreational vehicles	18,819	3	(5,587)	1,832	4,075	19,142
Consumer credit cards	412	—	(290)	87	163	372
Consumer other	1,987	—	(1,353)	300	884	1,818
Total	$102,906	$27,205	$(33,267)	$3,115	$17,759	$117,718
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
As of December 31, 2024 and 2023, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 7, “Derivatives,” for a description of interest rate derivatives entered into by First Commonwealth.
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

The following table identifies the notional amount of those instruments at December 31:

	2024	2023
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,254,445	$2,517,905
Financial standby letters of credit	13,791	14,300
Performance standby letters of credit	29,265	17,194
Commercial letters of credit	554	555
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
The notional amounts outstanding at December 31, 2024 include amounts issued in 2024 of $2.0 million in financial standby letters of credit and $15.0 million in performance standby letters of credit. There were no commercial letters of credit issued during 2024. A liability of $0.3 million and $0.1 million has been recorded as of December 31, 2024 and 2023, respectively, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $4.1 million and $7.3 million as of December 31, 2024 and 2023, respectively. This liability is reflected in “Other liabilities” in the Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans.
Note 11—Premises, Equipment and Lease Commitments
Premises and Equipment
Premises and equipment are described as follows:

	Estimated Useful Life	2024	2023
	(dollars in thousands)
Land	Indefinite	$14,471	$14,499
Buildings and improvements	10-50 years	75,063	74,622
Operating lease right of use asset	1-25 years	56,097	59,367
Leasehold improvements	5-40 years	40,765	39,752
Furniture and equipment	3-7 years	72,538	78,868
Software	3-7 years	42,989	45,218
Subtotal		301,923	312,326
Less accumulated depreciation and amortization		185,815	191,311
Total premises and equipment, net		$116,108	$121,015
Depreciation related to premises and equipment included in noninterest expense for the years ended December 31, 2024, 2023 and 2022 amounted to $9.4 million, $9.6 million and $9.1 million, respectively. Amortization of lease right-of-use assets, which is included in noninterest expense, totaled $3.7 million in 2024, $3.6 million in 2023 and $3.4 million in 2022.
Lease Commitments
First Commonwealth has elected to apply certain practical expedients under ASU 2016-02 "Leases" (Topic 842), including (i) to not apply the requirements in the new standard to short-term leases (ii) to not reassess the lease classification for any expired or existing lease (iii) to account for lease and non-lease components separately, and (iv) to not reassess initial direct costs for any existing leases. The impact of this standard primarily relates to operating leases of certain real estate properties, primarily certain branch and ATM locations and office space. First Commonwealth has no material leasing arrangements for which it is the lessor of property or equipment.
The following table represents the lease costs and other lease information for the years ended December 31.

	2024	2023
	(dollars in thousands)
Balance sheet:
Operating lease asset classified as premises and equipment	$40,171	$45,005
Operating lease liability classified as other liabilities	44,654	49,327
Income statement:
Operating lease cost classified as occupancy and equipment expense	$5,740	$6,089
Weighted average lease term, in years	12.96	13.19
Weighted average discount rate	3.77%	3.54%
Operating cash flows	$5,741	$6,169
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
The following table reconciles future minimum lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the lease liability as of December 31, 2024 (dollars in thousands):

For the twelve months ended December 31,
2025	$5,516
2026	5,036
2027	4,689
2028	4,482
2029	4,467
Thereafter	33,165
Total future minimum lease payments	57,355
Less remaining imputed interest	12,701
Operating lease liability	$44,654
Rent expense, net of rental income, for all operating leases totaled $5.9 million in 2024, $5.9 million in 2023 and $4.7 million in 2022. Rent expense includes amounts related to items that are not included in the determination of lease right-of-use assets including expenses related to short-term leases and non-lease components such as taxes, insurance, and common area maintenance costs.
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

We consider First Commonwealth to be one reporting unit (see Note 28 - "Segment Reporting"). The carrying amount of goodwill as of both December 31, 2024 and 2023 was $363.7 million. During 2023, $60.4 million in goodwill was recognized as a result of the Centric acquisition. No impairment charges on goodwill or other intangible assets were incurred in 2024, 2023 or 2022.
We test goodwill for impairment as of November 30th of each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill. At November 30, 2024, the Company completed its annual goodwill impairment analysis and determined that it was more likely than not that the fair value of the Company was in excess of its carrying value, therefore goodwill was not considered impaired.
As of December 31, 2024, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Topic 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2024
Customer deposit intangibles	$39,244	$(24,522)	$14,722
Customer list intangible	2,283	(2,146)	137
Total other intangible assets	$41,527	$(26,668)	$14,859

December 31, 2023
Customer deposit intangibles	$39,244	$(20,747)	$18,497
Customer list intangible	2,283	(2,049)	234
Total other intangible assets	$41,527	$(22,796)	$18,731
Core deposit intangibles represent the estimated value of core deposit customer relationships acquired as part of bank and branch acquisitions. The intangible value would incorporate the estimated long term value of checking, savings and money market deposit accounts. Core deposit intangibles are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. The core deposits have a remaining amortization period of 5.5 years and a weighted average amortization period of approximately 5.2 years. The customer list intangible represents the estimated value of the customer base for an insurance agency acquired in 2014 and the wealth management business acquired as part of the DCB acquisition in 2017. These amounts are amortized over their expected lives using expected cash flows based on retention of the customer base. The customer list intangible has a remaining amortization period of 4.7 years and a weighted average amortization period of 3.1 years. First Commonwealth recognized amortization expense on other intangible assets of $3.9 million, $4.1 million, and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
In addition to customer deposit intangibles and customer list intangibles, First Commonwealth has servicing rights on mortgage loans as well as certain commercial loans totaling $4.8 million and $4.1 million as of December 31, 2024 and 2023, respectively. These servicing rights relate to loans sold to third parties on which the Company retains servicing responsibilities. The company recognized amortization expense on these servicing assets of $1.2 million, $0.9 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following presents the estimated amortization expense of core deposit and customer list intangibles:

	Core Deposit Intangibles	Customer List Intangible	Total
	(dollars in thousands)
2025	$3,364	$69	$3,433
2026	2,955	42	2,997
2027	2,565	15	2,580
2028	2,428	7	2,435
2029	2,321	4	2,325
Thereafter	1,089	—	1,089
Total	$14,722	$137	$14,859
Note 13—Investments in Limited Partnerships
First Commonwealth has invested in several limited partnerships that provide tax and regulatory benefits due to the nature of the partnerships. These investments include: fourteen investments in Small Business Investment Companys ("SBIC's") whose purpose is to provide seed money and capital to startup companies, eight Community Development Financial Institution Funds ("CDFIs") whose purpose is to develop and operate real estate projects in low-income communities and three Low Income Housing Tax Credits ("LIHTC") projects whose purpose is to invest in approved low-income housing investment tax credit projects.
Our investments represent unconsolidated variable interest entities ("VIE's") because we are not considered the primary beneficiary. We have determined that we are not the primary beneficiary of these VIE's because we do not have the power to direct the activities that most significantly impact their economic performance.
All of our limited partnership investments are privately held and their market values are not readily available. These investments are accounted for using the equity method of accounting and are included in "Other assets" in the Consolidated Statement of Financial Condition. Income from these investments is included in "Other income" in the Consolidated Statements of Income and totaled $1.5 million in 2024, $0.8 million in 2023 and $2.3 million in 2022.
As of December 31, First Commonwealth's investment in and unfunded commitment to these partnerships are as follows:

	2024	2023
	(dollars in thousands)
Investment
SBIC	$15,081	$12,029
LIHTC	11,737	12,590
CDFI	7,339	1,939
Other	604	579
Total limited investment partnerships	$34,761	$27,137
Unfunded commitment
SBIC	$10,804	$14,018
LIHTC	4,979	7,196
CDFI	3,761	2,811
Other	60	74
Total unfunded commitment	$19,604	$24,099

The unconditional unfunded equity commitments related to LIHTC investments are recognized in other liabilities. The following table presents the scheduled equity commitments to be paid to LIHTC limited partnerships over the next five years and in the aggregate thereafter as of December 31, 2024:

2025	$2,763
2026	901
2027	234
2028	199
2029	181
Thereafter	701
Total	$4,979
The Company classifies the amortization of the LIHTC investments as a component of income tax expense and proportionally amortizes the investment over the tax credit period. The amortization and tax benefits attributed to these partnerships, which include low-income housing and historic tax credits, are as follows as of December 31:

	2024	2023	2022
	(dollars in thousands)
Proportional amortization expense included in the provision for income taxes	$795	$1,223	$931
Tax credits and other tax benefits recognized	853	631	162
Note 14—Interest-Bearing Deposits
Components of interest-bearing deposits at December 31 were as follows:

	2024	2023
	(dollars in thousands)
Interest-bearing demand deposits	$688,596	$629,138
Savings deposits	4,989,342	4,886,781
Time deposits	1,750,466	1,287,857
Total interest-bearing deposits	$7,428,404	$6,803,776
As of December 31, 2024 interest-bearing deposits increased $0.6 billion compared to December 31, 2023. Interest-bearing deposits at both December 31, 2024 and 2023 include allocations from interest-bearing demand deposit accounts of $1.2 billion into savings, which includes money market accounts. These allocations are based on a formula and were made to reduce First Commonwealth’s reserve requirement related to previous regulatory guidelines. Deposits totaling $0.9 million and $0.7 million at December 31, 2024 and 2023, respectively, were reclassified from deposits to loans due to their overdrawn status.
Included in time deposits at December 31, 2024 and 2023 were certificates of deposit in denominations of $250 thousand or more of $459.9 million and $288.8 million, respectively.
Interest expense related to certificates of deposit in denominations of $250 thousand or greater amounted to $16.6 million in 2024, $8.1 million in 2023 and $0.2 million in 2022.
Included in time deposits at December 31, 2024, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2025	$1,644,860
2026	80,661
2027	14,601
2028	4,262
2029 and thereafter	6,082
Total	$1,750,466

Note 15—Short-term Borrowings
Short-term borrowings at December 31 were as follows:

	2024			2023			2022
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
	(dollars in thousands)
Federal funds purchased	$—	$35	5.71%	$—	$712	5.62%	$—	$1,553	3.93%
FRB Term Funding Ptrogram	—	383,131	4.77	—	—	—	—	—	—
Borrowings from FHLB	55,000	31,869	5.58	563,000	379,712	5.56	285,000	41,529	4.24
Securities sold under agreements to repurchase	25,139	29,418	1.25	34,835	59,132	1.01	87,694	101,752	0.18
Total	$80,139	$444,453	4.60	$597,835	$439,556	4.95	$372,694	$144,834	1.38
Maximum total at any month-end	$653,110			$597,835			$372,694
Weighted average rate at year-end			3.71%			5.37%			3.56%
Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2024	2023	2022
	(dollars in thousands)
Federal funds purchased	$2	$40	$61
FRB Term Funding Program	18,292	—	—
Borrowings from FHLB	1,777	21,108	1,759
Securities sold under agreements to repurchase	368	599	179
Total interest on short-term borrowings	$20,439	$21,747	$1,999
Note 16—Subordinated Debentures
Subordinated debentures outstanding at December 31 are as follows:

			2024	2023
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	2028	3-Month CME Term SOFR + 0.26161% + 1.845%	$—	$49,592
First Commonwealth Bank	2033	5.50% until June 1, 2028, then 3-Month CME Term SOFR + 0.26161% + 2.37%	49,411	49,341
First Commonwealth Financial Corp	2031	4.5% until March 29, 2026, then Prime + 1.00%	6,727	6,641
First Commonwealth Capital Trust II	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	41,238	41,238
Total			$128,305	$177,741

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
On May 21, 2018, First Commonwealth Bank issued ten-year subordinated notes with an aggregate principal amount of $50.0 million. Interest was paid quarterly at a rate of three-month CME Term SOFR + 0.26161% + 1.845%. On June 1, 2024, the

Bank redeemed the notes, in whole, at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. As part of the redemption of these notes, the remaining deferred issuance costs of $0.4 million were recognized as a loss on redemption.
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
Interest on the debentures issued to First Commonwealth Capital Trust II is paid quarterly at a floating rate of three-month CME Term SOFR + 0.26161% + 2.85%, which is reset quarterly. Subject to regulatory approval, First Commonwealth may redeem the debentures, in whole or in part, at its option at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption. Deferred issuance costs of $0.5 million are being amortized on a straight-line basis over the term of the securities
Interest on the debentures issued to First Commonwealth Capital Trust III is paid quarterly at a floating rate of three-month CME Term SOFR + 0.26161% + 2.85% which is reset quarterly. Subject to regulatory approval, First Commonwealth may redeem the debentures, in whole or in part, at its option on any interest payment date at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption. Deferred issuance costs of $0.6 million are being amortized on a straight-line basis over the term of the securities.
In order to reduce its exposure to variability in expected future cash flows related to interest payments on First Commonwealth Capital Trust II and III, the Company entered into two interest rate swap contracts that are designated as cash flow hedges. These contracts fix the index based portion of the interest rate on Capital Trust III at 1.525% until August 15, 2026. A similar interest rate swap contract was entered for Capital Trust II which fixed the index rate based portion at 1.515%; however, that swap expired on August 15, 2024. Additional information related to these cash flow hedges can be found in Note 7- "Derivatives".
Note 17—Other Long-term Debt
Other long-term debt at December 31 follows:

	2024		2023
	Amount	Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate
	(dollars in thousands)
Borrowings from FHLB due:
2024			$769	3.86%
2025	$799	3.86%	799	3.86
2026	127,830	4.19	830	3.87
2027	863	3.87	863	3.87
2028	620	3.64	620	3.64
2029	241	3.13
Thereafter	—	—	241	3.13
Total	$130,353		$4,122
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
Loans held for sale include residential mortgage loans originated for sale in the secondary mortgage market. The estimated fair value for these loans was determined on the basis of rates obtained in the respective secondary market. Loans held for sale could also include the Small Business Administration guaranteed portion of small business loans. The estimated fair value of these loans is based on the contract with the third party investor. When loans held for sale include other commercial loans, fair value is determined using an executed trade and market bid obtained from potential buyers. There were no loans held for sale in a delinquent or nonaccrual status at December 31, 2024 and 2023.
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2024 and 2023, we have not realized any losses due to a counterparty's inability to pay any net uncollateralized position.

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
There are no Level 3 fair value measurements that require quantitative inputs and assumptions.
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at December 31:

	2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$2,898	$—	$2,898
Mortgage-Backed Securities—Commercial	—	724,175	—	724,175
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	350,584	—	350,584
Other Government-Sponsored Enterprises	—	946	—	946
Obligations of States and Political Subdivisions	—	7,527	—	7,527
Corporate Securities	—	61,493	—	61,493
Total Securities Available for Sale	—	1,147,623	—	1,147,623
Loans Held for Sale	—	51,991	—	51,991
Other Assets (a)	—	41,569	—	41,569
Total Assets	$—	$1,241,183	$—	$1,241,183
Other Liabilities (a)	$—	$51,983	$—	$51,983
Total Liabilities	$—	$51,983	$—	$51,983
(a)Hedging and non-hedging interest rate derivatives

	2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$3,465	$—	$3,465
Mortgage-Backed Securities—Commercial	—	465,393	—	465,393
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	494,599	—	494,599
Other Government-Sponsored Enterprises	—	915	—	915
Obligations of States and Political Subdivisions	—	8,202	—	8,202
Corporate Securities	—	48,412	—	48,412
Total Securities Available for Sale	—	1,020,986	—	1,020,986
Loans Held for Sale	—	29,820	—	29,820
Other Assets (a)	—	32,668	—	32,668
Total Assets	$—	$1,083,474	$—	$1,083,474
Other Liabilities (a)	$—	$58,167	$—	$58,167
Total Liabilities	$—	$58,167	$—	$58,167
(a)Hedging and non-hedging interest rate derivatives

There are no losses included in earnings for the period that are attributable to the change in realized gains (losses) relating to assets held at both December 31, 2024 and 2023.
During the years ended December 31, 2024 and 2023, there were no transfers between fair value Levels 1, 2 or 3.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at December 31 and total gains and losses realized on these assets during the year ended December 31:

	2024
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Nonperforming loans	$—	$39,407	$14,084	$53,491	$(16,287)
Other real estate owned	—	1,215	—	1,215	(29)
Total Assets	$—	$40,622	$14,084	$54,706	$(16,316)

	2023
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Nonperforming loans	$—	$25,215	$9,708	$34,923	$(6,606)
Other real estate owned	—	609	—	609	(6)
Total Assets	$—	$25,824	$9,708	$35,532	$(6,612)
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
The fair value of other real estate owned, determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned had a current carrying value of $0.9 million as of December 31, 2024 and consisted primarily of residential properties in Pennsylvania and Ohio. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated costs to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to this measurement is provided in Note 12 “Goodwill and Other Amortizing Intangible Assets.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during 2024.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees,” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.3 million and $0.1 million at both December 31, 2024 and 2023, respectively. See Note 10, “Commitments and Letters of Credit,” for additional information.
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

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31:

	2024
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$105,051	$105,051	$105,051	$—	$—
Interest-bearing deposits	28,358	28,358	28,358	—	—
Securities available for sale	1,147,623	1,147,623	—	1,147,623	—
Securities held to maturity	405,639	336,719	—	336,719	—
Other investments	30,954	30,954	—	25,222	5,732
Loans held for sale	51,991	52,219	—	52,219	—
Loans and leases	8,983,754	8,999,020	—	39,407	8,959,613
Financial liabilities
Deposits	9,678,019	9,672,358	—	9,672,358	—
Short-term borrowings	80,139	79,151	—	79,151	—
Long-term debt	130,353	129,880	—	129,880	—
Subordinated debt	128,305	115,747	—	—	115,747
Capital lease obligation	4,327	4,327	—	4,327	—

	2023
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$125,436	$125,436	$125,436	$—	$—
Interest-bearing deposits	21,557	21,557	21,557	—	—
Securities available for sale	1,020,986	1,020,986	—	1,020,986	—
Securities held to maturity	419,009	350,595	—	350,595	—
Other investments	50,871	50,871	—	44,689	6,182
Loans held for sale	29,820	29,820	—	29,820	—
Loans and leases	8,968,761	8,860,736	—	25,215	8,835,521
Financial liabilities
Deposits	9,192,309	9,187,655	—	9,187,655	—
Short-term borrowings	597,835	594,670	—	594,670	—
Long-term debt	4,122	4,041	—	4,041	—
Subordinated debt	177,741	151,525	—	—	151,525
Capital lease obligation	4,894	4,894	—	4,894	—

Note 19—Income Taxes
The income tax provision for the years ended December 31 is as follows:

	2024	2023	2022
	(dollars in thousands)
Current tax provision:
Federal	$31,220	$32,167	$33,545
State	1,002	936	471
Total current tax provision	32,222	33,103	34,016
Deferred tax provision (benefit):
Federal	3,412	7,488	(1,967)
State	2	(99)	(45)
Total deferred tax provision	3,414	7,389	(2,012)
Total tax provision	$35,636	$40,492	$32,004
The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2024		2023		2022
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(dollars in thousands)
Tax at statutory rate	$37,424	21%	$41,487	21%	$33,639	21%
Increase (decrease) resulting from:
State income tax, net of federal benefit	793	—	725	—	361	—
Income from bank owned life insurance	(1,336)	(1)	(1,024)	(1)	(1,146)	(1)
Tax-exempt interest income, net	(835)	—	(812)	—	(809)	(1)
Tax credits	(1,045)	(1)	(804)	—	(341)	—
Other	635	1	920	—	300	1
Total tax provision	$35,636	20%	$40,492	20%	$32,004	20%
The total tax provision for financial reporting differs from the amount computed by applying the statutory federal income tax rate to income before taxes. First Commonwealth ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank owned life insurance, and tax benefits associated with low-income housing tax credits. The consistent level of tax benefits that reduce First Commonwealth’s tax rate below the statutory rate produced an annual effective tax rate of 20% for each of the years ended December 31, 2024, 2023 and 2022.

The tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that represent significant portions of the deferred tax assets and liabilities at December 31 are presented below:

	2024	2023
	(dollars in thousands)
Deferred tax assets:
Lease liability	$9,561	$10,542
Allowance for credit losses	25,459	25,158
Postretirement benefits other than pensions	201	214
Unrealized loss on securities available for sale	28,023	30,469
Net operating loss carryforward	61	51
Deferred compensation	3,008	2,647
Accrued interest on nonaccrual loans	1,088	882
Accrued incentives	3,295	3,299
Unfunded loan commitments & other reserves	879	1,561
Purchase accounting adjustments	4,001	5,490
Other	744	738
Total deferred tax assets	76,320	81,051
Deferred tax liabilities:
Loan origination fees and costs	(2,615)	(1,252)
Right of use asset	(8,601)	(9,618)
Depreciation of assets	(1,586)	(1,484)
Section 197 intangibles	(3,175)	(2,418)
Purchase accounting adjustments	(2,755)	(3,321)
Other	(718)	(228)
Total deferred tax liabilities	(19,450)	(18,321)
Net deferred tax asset	$56,870	$62,730
The Company's insurance subsidiary, FCIA, has approximately $1.5 million of Pennsylvania net operating losses, which begin to expire in 2034. The Company expects to fully utilize the losses prior to expiration.
The holding company has net operating loss carryforwards with the state of Pennsylvania of $262.5 million as of December 31, 2024 and $279.9 million as of December 31, 2023. The net operating loss carryforwards as of December 31, 2024 begin to expire in 2025. The company has recorded a valuation allowance against these carryforward attributes of the holding company as, under current law, it is not expected to realize these losses given the profitability of the holding company for Pennsylvania tax purposes. This valuation allowance is netted against the net operating loss in the preceding table.
Management assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on our evaluation, as of December 31, 2024, management has determined that no valuation allowance is necessary for the deferred tax assets, with the exception of the holding company's Pennsylvania net operating loss carryforward deferred tax asset noted above. No valuation allowance is considered necessary because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and future taxable income.
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Company has no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2024. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company records interest and penalties on unrecognized tax benefits as a component of noninterest expense.
First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) as well as all states in which we conduct business. Generally, tax years prior to the year ended December 31, 2021 are no longer open to examination by federal and state taxing authorities.

Note 20—Retirement Plans
First Commonwealth has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Effective January 1, 2020, a participating employee can receive a maximum matching contribution of 4% of their eligible compensation. In addition, each participating employee may contribute up to 80% of their eligible compensation to the plan. The 401(k) plan expense was $3.3 million in 2024, $3.1 million in 2023, and $2.9 million in 2022.
First Commonwealth maintains a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to provide deferred compensation for those employees who are in the top 10% of full-time employees, as determined on the basis of eligible compensation. The NQDC Plan provides participants whose maximum retirement contribution is limited by IRS rules to defer additional compensation.
Participants in the NQDC Plan are eligible to defer (on a pre-tax basis) from 1% to 25% of their eligible Plan compensation. Participants are also eligible to defer all or a portion of the Annual Incentive Plan (on a pre-tax basis) from 10% to 100% of their annual cash incentive earned. Effective January 1, 2020, an employer elective contribution is available to participants who reach the IRS Compensation limits in the 401(k) Plan. The ‘makeup match’ contribution is made to eligible participants on an annual basis. Effective January 1, 2021, an employer non-elective contribution is available to certain participants determined by the Company. The ‘discretionary’ contribution may be approved from year-to-year and allocated on an annual basis. There was $0.3 million, $0.3 million and $0.2 million in NQDC Plan expense recognized in 2024, 2023 and 2022, respectively.
Select employees from former acquisitions were covered by postretirement benefit plans that provide medical and life insurance coverage. The measurement date for these plans was December 31.
Postretirement Benefits Other than Pensions from Prior Acquisitions
Net periodic benefit cost of these plans for the years ended December 31, was as follows:

	2024	2023	2022
	(dollars in thousands)
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	25	25	35
Amortization of transition obligation	—	—	—
Amortization of prior service cost	76	76	75
Gain amortization	(101)	(108)	(96)
Net periodic benefit cost	$—	$(7)	$14

The following table sets forth the change in the benefit obligation and plan assets as of December 31:

	2024	2023
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$561	$708
Service cost	—	—
Interest cost	25	35
Amendments	—	—
Actuarial gain	(26)	(119)
Net benefits paid	(54)	(63)
Benefit obligation at end of year	506	561
Change in Plan Assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	54	63
Net benefits paid	(54)	(63)
Fair value of plan assets at end of year	—	—
Funded Status at End of Year	506	561
Unrecognized prior service cost	(234)	(310)
Unrecognized net gain	668	750
Amounts recognized in retained earnings	$940	$1,001
As of December 31, the funded status of the plan is:

	2024	2023
	(dollars in thousands)
Amounts Recognized in the Statement of Financial Condition as Other liabilities	$506	$561
The following table sets forth the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs as of December 31:

	2024	2023	2022
	(dollars in thousands)
Amounts recognized in accumulated other comprehensive income, net of tax:
Net (gain) loss	$(525)	$(590)	$(575)
Prior service cost	184	244	305
Total	$(341)	$(346)	$(270)
Weighted-average assumptions used to determine the benefit obligation as of December 31 are as follows:

	2024	2023	2022
Weighted-Average Assumptions
Discount rate	5.33%	4.90%	5.31%
Health care cost trend: Initial	7.45%	6.95%	6.50%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2033	2029	2028

Weighted-average assumptions used to determine the net benefit costs as of December 31 are as follows:

	2024	2023	2022
Weighted-Average Assumptions for Net Periodic Cost
Discount rate	4.90%	5.31%	2.38%
Health care cost trend: Initial	6.95%	6.50%	5.90%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2029	2028	2027
Corridor	10.00%	10.00%	10.00%
Recognition period for gains and losses	8.8	9.3	9.9
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
As of December 31, 2024, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payments
(dollars in thousands)
2025	$83
2026	76
2027	70
2028	63
2029	57
2030 - 2034	196
The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2025 are as follows:

Postretirement Benefits
(dollars in thousands)
Net gain	$(108)
Prior service cost	76
Total	$(32)
Note 21—Incentive Compensation Plan
On January 30, 2024, the Board of Directors of the Company adopted, with shareholder approval, the First Commonwealth Financial Corporation 2024 Plan. This plan allows for shares of common stock to be issued to employees, directors, and consultants of the Company and its subsidiaries as an incentive to aid in the financial success of the Company. The shares can be issued as options, stock appreciation rights, performance share or unit awards, dividend or dividend equivalent rights, stock awards, restricted stock awards, or other annual incentive awards. Up to 5,000,000 shares of stock can be awarded under this plan, of which 4,621,627 shares were still eligible for awards as of December 31, 2024.

Restricted Stock
The following provides detail on the restricted stock awards which were issued and outstanding in 2024, 2023 and 2022 in order to retain and attract key employees. The grant date fair value of the restricted stock awards is equal to the price of First Commonwealth’s common stock on grant date.

Grant Date	Shares issued	Grant Price	Vesting Date	Number of Equal Vesting Periods

November 18, 2024	2,000	$18.62	November 18, 2027	1
November 5, 2024	4,000	16.59	November 5, 2027	1
August 16, 2024	15,000	16.31	August 16, 2027	3
July 31, 2024	1,000	18.08	July 31, 2025	1
July 31, 2024	1,000	18.08	July 31, 2025	1
July 31, 2024	2,000	18.08	July 31, 2026	1
July 31, 2024	2,500	18.08	July 31, 2026	1
July 31, 2024	2,500	18.08	July 31, 2026	1
July 22, 2024	7,500	16.62	July 22, 2027	1
July 22, 2024	10,000	16.62	July 22, 2027	1
July 8, 2024	1,000	13.85	July 8, 2027	1
July 1, 2024	45,000	13.79	July 1, 2027	3
June 17, 2024	2,000	13.04	June 17, 2027	1
April 3, 2024	2,000	13.34	April 3, 2027	1
March 26, 2024	4,572	13.33	March 26, 2027	1
March 25, 2024	48,000	13.52	March 25, 2027	1
March 25, 2024	16,250	13.52	March 25, 2027	1
March 18, 2024	2,000	13.02	March 18, 2027	1
February 20, 2024	2,000	13.41	February 20, 2027	1
February 20, 2024	1,000	13.41	February 20, 2027	1
February 20, 2024	40,250	13.41	February 20, 2027	1
February 12, 2024	1,000	13.61	February 12, 2027	1
September 11, 2023	8,000	12.39	September 11, 2026	1
August 16, 2023	1,000	13.24	August 16, 2026	1
March 27, 2023	25,000	12.70	March 27, 2026	1
March 6, 2023	4,300	15.16	March 6, 2026	1
March 6, 2023	37,750	15.16	March 6, 2026	1
March 6, 2023	26,200	15.16	March 6, 2026	1
December 16, 2022	1,000	13.46	December 16, 2025	1
December 6, 2022	2,000	14.36	December 6, 2025	1
December 6, 2022	1,500	14.36	December 6, 2025	1
March 28, 2022	50,000	15.46	March 28, 2025	1
February 17, 2022	57,000	16.43	February 17, 2025	1
January 3, 2022	1,000	16.25	January 3, 2025	1
December 13, 2021	2,000	14.83	December 13, 2024	1
December 9, 2021	1,000	15.07	December 9, 2024	1
November 22, 2021	1,565	15.96	November 22, 2024	1
November 19, 2021	24,000	15.81	November 19, 2024	1
September 27, 2021	6,000	13.78	September 27, 2024	1
June 14, 2021	15,000	14.58	June 1, 2024	3
February 18, 2021	84,950	12.77	February 18, 2024	1
February 20, 2020	95,300	13.72	February 20, 2023	1
February 21, 2019	63,000	14.22	February 22, 2022	1
February 21, 2019	15,000	14.22	February 22, 2022	1
Compensation expense related to restricted stock was $4.9 million, $3.8 million and $3.7 million in 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $5.5 million of unrecognized compensation cost related to unvested restricted stock awards granted.

A summary of the status of First Commonwealth’s unvested service-based restricted stock awards as of December 31 and changes for the years ended on those dates is presented below:

	2024		2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of the year	317,065	$14.62	311,265	$14.48	286,015	$13.82
Granted	212,572	14.29	106,750	14.32	108,000	15.98
Vested	(120,265)	13.83	(90,810)	13.76	(75,500)	14.24
Forfeited	(9,875)	14.87	(10,140)	14.86	(7,250)	13.11
Outstanding, end of the year	399,497	14.68	317,065	14.62	311,265	14.48
The following provides detail on restricted stock awards estimated to be granted on a performance award basis during 2024, 2023 and 2022. These plans were previously approved by the Board of Directors.

Grant Date	Target Share Award	Performance Period (years)	Award if threshold met	Award if targets are met	Award if superior met	Award if threshold not achieved	Vesting After Performance Period (years)	Final vesting
February 20, 2020	125,800	3	40%	100%	200%	—%	0	December 31, 2022
February 18, 2021	143,400	3	40%	100%	200%	—%	0	December 31, 2023
February 17, 2022	121,200	3	40%	100%	200%	—%	0	December 31, 2024
January 23, 2023	159,000	3	40%	100%	200%	—%	0	December 31, 2025
January 29, 2024	167,800	3	40%	100%	200%	—%	0	December 31, 2026
The following table summarizes the estimated unvested target share awards for the Plans as of December 31:

	2024	2023	2022
Outstanding, beginning of the year	453,714	434,352	391,100
Granted	276,161	162,774	200,503
Issued	(215,100)	(143,412)	(157,251)
Forfeited	(39,550)	—	—
Outstanding, end of the year	475,225	453,714	434,352
Based on a Monte Carlo simulation, the above grants have the following fair market values per share:

	Proportional Fair Value
	50%	25%	25%

February 20, 2020	13.72	15.37	12.43
February 18, 2021	12.77	16.41	11.45
February 17, 2022	16.56	21.08	15.20
January 23, 2023	14.06	17.53	12.70
January 29, 2024	15.05	17.09	13.64

Note 22—Contingent Liabilities
Legal proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2024, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.
Note 23—Revenue Recognition
Substantially all of the Company’s revenue is generated from contracts with customers. Revenue associated with financial instruments, including revenue from loans and securities, certain noninterest income streams such as fees associated with derivatives are not in scope of FASB ASU Topic 606 - "Revenue from Contracts with Customers". Topic 606 is applicable to noninterest revenue streams such as trust income, service charges on deposits, insurance and retail brokerage commissions, card-related interchange income and gain/(loss) on sale of OREO. For contracts within the scope of Topic 606, the Company immediately expenses contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less.
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

Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $5.2 million and $4.2 million, respectively, in commission expense as of December 31, 2024 and 2023.
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
Gains(losses) on sales of OREO
First Commonwealth records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When First Commonwealth finances the sale of OREO to the buyer, an assessment of whether the buyer is committed to perform their obligations under the contract is completed along with an evaluation of whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. In determining the gain or loss on the sale, First Commonwealth adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present.
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606 for the year ended December 31:

	2024	2023	2022
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$11,821	$10,516	$10,518
Service charges on deposit accounts	22,518	21,437	19,641
Insurance and retail brokerage commissions	11,546	10,929	9,968
Card-related interchange income	21,887	28,640	27,603
Gain on sale of other loans and assets	781	331	455
Other income	2,872	3,022	2,925
Noninterest Income (in-scope of Topic 606)	71,425	74,875	71,110
Noninterest Income (out-of-scope of Topic 606)	27,806	21,734	27,598
Total Noninterest Income	$99,231	$96,609	$98,708
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

The following is an analysis of loans to related parties (dollars in thousands):

December 31, 2023	$28,902
Advances	4,221
Repayments	(2,050)
Other	(138)
December 31, 2024	$30,935
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
First Commonwealth and First Commonwealth Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on First Commonwealth’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Commonwealth and First Commonwealth Bank must meet specific capital guidelines that involve quantitative measures of First Commonwealth’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. First Commonwealth’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.
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
In 2018, First Commonwealth Bank, the Company's banking subsidiary, issued $100 million in subordinated debt, of which $50.0 million remains outstanding as of December 31, 2024, which under regulatory rules qualifies as Tier II capital. As of December 31, 2024, this subordinated debt issuance increased the total risk-based capital ratio by 52 basis points.
In March 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the pandemic. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). The Company adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at December 31, 2024 for both First Commonwealth and First Commonwealth Bank would have continued to be greater than the amounts needed to be considered “well capitalized”, as the transition provided a capital benefit of approximately 4 to 6 basis points.
As of December 31, 2024 and 2023, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and

Common equity tier I risk-based capital as set for in the tables below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2024
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,366,963	14.58%	$984,292	10.50%	$937,421	10.00%
First Commonwealth Bank	1,268,403	13.56	982,216	10.50	935,444	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,207,183	12.88%	$796,808	8.50%	$749,937	8.00%
First Commonwealth Bank	1,108,623	11.85	795,128	8.50	748,355	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$1,207,183	10.63%	$454,457	4.00%	$568,071	5.00%
First Commonwealth Bank	1,108,623	9.78	453,467	4.00	566,834	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,137,183	12.13%	$656,195	7.00%	$609,324	6.50%
First Commonwealth Bank	1,108,623	11.85	654,811	7.00	608,039	6.50

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2023
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,314,021	13.93%	$990,508	10.50%	$943,341	10.00%
First Commonwealth Bank	1,222,182	13.01	986,558	10.50	939,579	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,122,814	11.90%	$801,840	8.50%	$754,673	8.00%
First Commonwealth Bank	1,030,975	10.97	798,642	8.50	751,663	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$1,122,814	10.04%	$447,542	4.00%	$559,427	5.00%
First Commonwealth Bank	1,030,975	9.24	446,530	4.00	558,163	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,052,814	11.16%	$660,339	7.00%	$613,172	6.50%
First Commonwealth Bank	1,030,975	10.97	657,705	7.00	610,727	6.50
Note 26—Capital
At December 31, 2024, shareholders’ equity was $1.4 billion, an increase of $90.9 million from December 31, 2023. The increase was due to $142.6 million in net income and a $9.2 million increase in the fair value of available for sale securities. This was partially offset by $52.6 million of dividends paid to shareholders and $12.7 million of common stock repurchases. Cash dividends declared per common share were $0.515, $0.495 and $0.475 for the years ended December 31, 2024, 2023 and 2022, respectively.
In October 2021, the Board of Directors authorized a $25.0 million share repurchase program of the Company's common stock. On April 24, 2023, the Board of Directors authorized a $25.0 million increase in the share repurchase program. As of December 31, 2024, 2,491,577 shares at an average price of $13.08 have been repurchased. First Commonwealth may suspend or discontinue the program at any time.

Note 27—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition	December 31,
	2024	2023
	(dollars in thousands)
Assets
Cash	$86,909	$60,123
Loans	3	5
Investment in subsidiaries	1,378,052	1,292,666
Investment in unconsolidated subsidiary trusts	2,204	2,207
Investment in jointly-owned company	438	483
Premises and equipment, net	3,184	2,837
Receivable from subsidiaries	—	1
Dividends receivable from subsidiaries	6,772	8,769
Other assets	17,546	35,005
Total assets	$1,495,108	$1,402,096
Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$11,048	$9,014
Subordinated debentures payable	78,895	78,808
Shareholders’ equity	1,405,165	1,314,274
Total liabilities and shareholders’ equity	$1,495,108	$1,402,096

Statements of Income	For the years ended December 31,
	2024	2023	2022
	(dollars in thousands)
Interest and dividends	$242	$234	$78
Dividends from subsidiaries	75,227	107,683	92,082
Interest expense	(4,098)	(3,656)	(3,245)
Other income	—	—	112
Operating expense	(5,841)	(6,631)	(4,747)
Income before taxes and equity in undistributed earnings of subsidiaries	65,530	97,630	84,280
Applicable income tax benefits	2,018	2,087	1,625
Income before equity in undistributed earnings of subsidiaries	67,548	99,717	85,905
Equity in undistributed earnings of subsidiaries	75,024	57,346	42,276
Net income	$142,572	$157,063	$128,181

	For the years ended December 31,
Statements of Cash Flow	2024	2023	2022
	(dollars in thousands)
Operating Activities
Net income	$142,572	$157,063	$128,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300	320	335
Net gains (losses) on sales of assets	—	—	(113)
Decrease (increase) in prepaid income taxes	19,809	(20,307)	—
Undistributed equity in subsidiaries	(75,024)	(57,346)	(42,276)
Other net	4,778	7,151	—
Net cash provided by operating activities	92,435	86,881	86,127
Investing Activities
Net change in loans	2	2	2
Purchases of premises and equipment	(609)	(23)	(152)
Investment in subsidiaries	—	1,120	—
Investment in jointly-owned companies	(14)	(18)	—
Net cash provided by (used in) investing activities	(621)	1,081	(150)
Financing Activities
Dividends paid	(52,602)	(50,814)	(44,578)
Proceeds from reissuance of treasury stock	204	245	245
Purchase of treasury stock	(12,630)	(14,965)	(15,598)
Net cash used in financing activities	(65,028)	(65,534)	(59,931)
Net increase (decrease) in cash	26,786	22,428	26,046
Cash at beginning of year	60,123	37,695	11,649
Cash at end of year	$86,909	$60,123	$37,695
Cash dividends declared per common share were $0.515 for 2024, $0.495 in 2023 and $0.475 in 2022.
First Commonwealth Financial Corporation has an unsecured $20.0 million line of credit with another financial institution. As of December 31, 2024, there are no amounts outstanding on this line and we are in compliance with all debt covenants related to the line of credit.
Note 28—Segment Reporting
We operate our business as a single integrated business unit which provides a number of products and services to meet our customers banking and financial needs. Our products and services include consumer lending such as secured and unsecured installment loans, home equity loans, construction and real estate loans, credit lines and credit cards. We also offer commercial customers lending and leasing products, which include real estate secured lending, equipment finance, working capital lines of credit, credit cards and construction loans. Our products also include deposit services such as personal and business checking accounts, savings, money market and certificates of deposits. Additionally, we provide an array of cash management services, trust and wealth management services and insurance products. These services are all delivered through the same business network.
The Company’s President and CEO is the chief operating decision maker who uses consolidated net income to assess performance and profitability of our single business segment. Consolidated net income is used to assess performance by comparing results on a monthly basis, including variances to budget and prior period results. Consideration is given to performance of components of the business, such as branches and geographic regions, which are then aggregated. This information is used to achieve strategic initiatives by allowing the chief operation decision maker to manage resources that drive our business and earnings. Additionally, consolidated net income is used to benchmark the Company against its banking peers.
The accounting policies of the single business unit are the same as provided in Note 1 - "Statement of Accounting Policies" and our segment assets are the same as assets presented in the Consolidated Statements of Financial Condition.

The following table presents information related to segment revenue, significant segment expenses and segment net income for the years ended December 31;

	2024	2023	2022
	(dollars in thousands)
Interest income	$600,463	$529,998	$329,953
Interest expense	221,571	144,322	17,732
Net interest income	378,892	385,676	312,221
Provision for credit losses	29,170	14,813	21,106
Noninterest Income
Trust income	11,821	10,516	10,518
Service charges on deposit accounts	22,518	21,437	19,641
Insurance and retail brokerage commissions	11,546	10,929	9,968
Gain on sale of mortgage loans	5,795	3,951	5,276
Gain on sale of other loans and assets	9,111	6,744	6,036
Card-related interchange income	21,887	28,640	27,603
Other segment income (a)	16,553	14,392	19,666
Noninterest expense
Salaries and employee benefits	149,287	142,871	126,031
Net occupancy	19,783	19,221	18,037
Furniture and equipment	17,453	17,308	15,582
Data processing	15,582	15,010	13,922
Other professional fees and services	5,533	5,919	4,894
Other segment expense (b)	63,107	69,588	51,172
Income tax provision	35,636	40,492	32,004
Segment net income	$142,572	$157,063	$128,181
Reconciliation of net income
Adjustments and reconciling items	—	—	—
Consolidated net income	$142,572	$157,063	$128,181
(a) Other segment income includes gain/loss on securities, income from bank owned life insurance, derivative mark to market, swap fee income and other miscellaneous income.
(b) Other segment expense includes FDIC insurance, loss on sale or write-down of assets, litigation and operational losses, merger related expenses and other miscellaneous expenses.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Commonwealth Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses (ACL)
Description of the Matter
First Commonwealth’s loan and lease portfolio totaled $9.0 billion as of December 31, 2024 and the associated Allowance for Credit Losses (ACL) was $118.9 million. As discussed in Notes 1 and 9 of the financial statements, the ACL represents management’s current estimate of lifetime credit losses inherent in the loan portfolio at the balance sheet date. The ACL is calculated by pooling loans of similar risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. The ACL also includes qualitative factors related to loan portfolio risks not reflected in the calculated model, including lending practices, ability and experience of the credit staff, the overall lending environment and external factors such as the regulatory environment and competition.

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
March 3, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Commonwealth Financial Corporation
Opinion on Internal Control over Financial Reporting
We have audited First Commonwealth Financial Corporation and subsidiaries' internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Commonwealth Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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
March 3, 2025

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
Ernst & Young LLP, Pittsburgh, Pennsylvania (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024, is included at the end of Item 8 under the heading Report of "Independent Registered Public Accounting Firm.”

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
First Commonwealth’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), that is designed to produce reliable financial statements in conformity with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Under the supervision and with the participation of management, including First Commonwealth’s principal executive officer and principal financial officer, First Commonwealth conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
All internal control systems, no matter how well designed, have inherent limitations, including the possibility that a control can be circumvented and that misstatements due to error or fraud may occur without detection. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Based on First Commonwealth’s evaluation based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that internal control over financial reporting was effective as of December 31, 2024. The effectiveness of First Commonwealth’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.

First Commonwealth Financial Corporation
Indiana, Pennsylvania
March 3, 2025

/S/ T. Michael Price	/S/ James R. Reske
T. Michael Price	James R. Reske
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

ITEM 9B.    Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K. On December 18, 2024, the Corporation entered into a Rule 10b5-1 Issuer Repurchase Plan with a registered broker to effect repurchases of the Corporation’s common stock under the Corporation’s treasury stock repurchase program. The 10b5-1 issuer repurchase plan will terminate upon the earlier of $5,000,000 in shares of common stock authorized for repurchase having been repurchased or January 31, 2025. This 10b5-1 issuer repurchase plan was subsequently suspended upon the announcement of the Company's acquisition of CenterGroup Financial, Inc.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information called for by this item concerning the identification, business experience and qualifications of First Commonwealth’s directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 29, 2025 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.
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
First Commonwealth has adopted an Insider Trading Policy that applies to all directors and employees of the Company. This policy is filed as an exhibit to this Annual Report on Form 10-K.
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
The following table provides information related to our existing equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	475,225	N/A	4,621,627
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	475,225	N/A	4,621,627
The number of securities to be issued upon exercise of outstanding options, warrants and rights represent the maximum number of shares that may be issued pursuant to outstanding performance units.

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

PART IV
ITEM 15.    Exhibits, Financial Statements and Schedules

(A)Documents Filed as Part of this Report
(1)     Financial Statements
All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.
(2)    Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A
(3)Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.1 to the current report as Form 8-K filed February 1, 2016

10.1	Amended and Restated Non-Qualified Deferred Compensation Plan	Exhibit 10.1 to the current report on Form 8-K filed December 21, 2017

10.2	Amendment No. One to Amended and Restated Non-Qualified Deferred Compensation Plan	Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2021

10.3	Amendment No. Two to Amended and Restated Non-Qualified Deferred Compensation Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2021

10.4	Amendment No. Three to Amended and Restated Non-Qualified Deferred Compensation Plan	Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended September 30, 2021

10.5	Amended and Restated Employment Agreement dated January 1, 2012 entered into among First Commonwealth Financial Corporation, First Commonwealth Bank and T. Michael Price	Exhibit 10.1 to the current report on Form 8-K filed January 5, 2012

10.6	Change of Control Agreement dated December 30, 2011 entered into between FCFC and T. Michael Price	Exhibit 10.3 to the current report on Form 8-K filed January 5, 2012

10.7	First Commonwealth Financial Corporation Incentive Compensation Plan	Annex I to Proxy Statement filed March 19, 2015 relating to the 2015 Annual Meeting of Shareholders

10.8	2024 Annual Incentive Plan	Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2024

10.9	2022-2024 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2022

10.10	2023-2025 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2023

10.11	2024-2026 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2024

10.12	Form of Restricted Stock Agreement for service-based restricted stock	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2012

10.13	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Leonard V. Lombardi	Exhibit 10.13 to the annual report on Form 10-K filed March 5, 2012

Exhibit Number	Description	Incorporated by Reference to
10.14	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Matthew C. Tomb	Exhibit 10.14 to the annual report on Form 10-K filed March 5, 2012

10.15	Employment Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.1 to the current report on Form 8-K filed April 10, 2014

10.16	Change of Control Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.3 to the current report on Form 8-K filed April 10, 2014

10.17	Change of Control Agreement dated November 14, 2019 entered into between FCFC and Norman J. Montgomery	Exhibit 10.1 to current report on Form 8-K filed November 19, 2019

10.18	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Carrie L. Riggle	Exhibit 10.4 to the quarterly report on Form 10-Q filed May 8, 2013

10.19	Change of Control Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.2 to the quarterly report on Form 10-Q filed August 7, 2013

10.20	Employment Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 7, 2013

10.21	Change of Control Agreement dated September 11, 2023 entered into between FCFC and Michael P. McCuen	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 9 2024

10.22	Restricted Stock Agreement dated September 1, 2023 between FCFC and Michael P. McCuen	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 9 2024

10.23	Employment Agreement dated July 1, 2024 entered into between FCFC and Michael P. McCuen	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 9 2024

10.24	Restricted Stock Agreement dated July 1, 2024 entered into between FCFC and Michael P McCuen	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 9 2024

10.25	Separation Agreement dated August 15, 2024 entered into between FCFC and Brian Karrip	Exhibit 10.1 to the quarterly report on Form 10-Q filed November 12, 2024

10.26	Change of Control Agreement dated August 16, 2024 entered into between FCFC and Brian Sohocki	Exhibit 10.2 to the quarterly report on Form 10-Q filed November 12, 2024

10.27	Employment Agreement dated August 16, 2024 entered into between FCFC and Brian Sohocki	Exhibit 10.3 to the quarterly report on Form 10-Q filed November 12, 2024

10.28	Restricted Stock Agreement dated August 16, 2024 entered into between FCFC and Brian Sohocki	Exhibit 10.4 to the quarterly report on Form 10-Q filed November 12, 2024

19.1	Insider Trading Policy	Exhibit 19.1 to the annual report on Form 10-K filed February 29, 2024

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of EY LLP Independent Registered Public Accounting Firm	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97.1	Policy for Recoupment of Incentive Compensation	Filed herewith

Exhibit Number	Description	Incorporated by Reference to

101.00
The following materials from First Commonwealth Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements.
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

Dated: March 3, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ Julie A. Caponi	Director	March 3, 2025
Julie A. Caponi
/S/ Ray T. Charley	Director	March 3, 2025
Ray T. Charley
/S/ Gary R. Claus	Director	March 3, 2025
Gary R. Claus
/S/ David S. Dahlmann	Director	March 3, 2025
David S. Dahlmann
/S/ Johnston A. Glass	Director	March 3, 2025
Johnston A. Glass
/S/ Jon L. Gorney	Director, Chairman	March 3, 2025
Jon L. Gorney
/S/ Jane Grebenc	Director, Executive Vice President and Chief Revenue Officer	March 3, 2025
Jane Grebenc
/S/ David W. Greenfield	Director	March 3, 2025
David W. Greenfield
/S/ Patrica A. Husic	Director	March 3, 2025
Patricia A. Husic
/S/ Bart E. Johnson	Director	March 3, 2025
Bart E. Johnson
/S/ Luke A. Latimer	Director	March 3, 2025
Luke A. Latimer
/S/ Aradhna M. Oliphant	Director	March 3, 2025
Aradhna M. Oliphant
/S/ T. Michael Price	Director, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2025
T. Michael Price
/S/ James R. Reske	Executive Vice President, Chief Financial Officer, and Treasurer	March 3, 2025
James R. Reske
/S/ Robert J. Ventura	Director	March 3, 2025
Robert J. Ventura
/S/ Stephen A. Wolfe	Director	March 3, 2025
Stephen A. Wolfe