Form 10-Q
period 2025-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2025-05-12
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐    Smaller reporting company ☐ Emerging growth company  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of May 9, 2025, was 104,939,033.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2025	December 31, 2024
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$118,792	$105,051
Interest-bearing bank deposits	22,566	28,358
Securities available for sale, at fair value	1,153,855	1,147,623
Securities held to maturity, at amortized cost (Fair value of $458,549 and $336,719 at March 31, 2025 and December 31, 2024, respectively)	519,029	405,639
Other investments	32,583	30,954
Loans held for sale (Includes fair value of $37,907 and $50,110 at March 31, 2025 and December 31, 2024, respectively)	41,587	51,991
Loans and leases:
Portfolio loans and leases	9,093,140	8,983,754
Allowance for credit losses	(119,931)	(118,906)
Net loans and leases	8,973,209	8,864,848
Premises and equipment, net	114,526	116,108
Other real estate owned	1,270	895
Goodwill	363,715	363,715
Amortizing intangibles, net	18,799	19,637
Bank owned life insurance	230,311	229,581
Other assets	196,156	220,536
Total assets	$11,786,398	$11,584,936
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,273,858	$2,249,615
Interest-bearing	7,587,799	7,428,404
Total deposits	9,861,657	9,678,019
Short-term borrowings	77,515	80,139
Subordinated debentures	128,345	128,305
Other long-term debt	130,156	130,353
Capital lease obligation	4,178	4,327
Total long-term debt	262,679	262,985
Other liabilities	137,496	158,628
Total liabilities	10,339,347	10,179,771
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 123,603,380 shares issued at both March 31, 2025 and December 31, 2024, respectively, and 101,927,219 and 101,758,450 shares outstanding at March 31, 2025 and December 31, 2024, respectively	123,603	123,603
Additional paid-in capital	632,957	631,367
Retained earnings	990,540	971,082
Accumulated other comprehensive loss, net	(81,174)	(102,514)
Treasury stock (21,676,161 and 21,844,930 shares at March 31, 2025 and December 31, 2024, respectively)	(218,875)	(218,373)
Total shareholders’ equity	1,447,051	1,405,165
Total liabilities and shareholders’ equity	$11,786,398	$11,584,936

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$132,134	$132,760
Interest and dividends on investments:
Taxable interest	13,468	10,417
Interest exempt from federal income taxes	95	108
Dividends	537	604
Interest on bank deposits	894	1,573
Total interest income	147,128	145,462
Interest Expense
Interest on deposits	48,004	43,720
Interest on short-term borrowings	360	6,765
Interest on subordinated debentures	1,838	2,587
Interest on other long-term debt	1,362	38
Interest on lease obligations	42	48
Total interest expense	51,606	53,158
Net Interest Income	95,522	92,304
Provision for credit losses	5,736	4,238
Net Interest Income after Provision for Credit Losses	89,786	88,066
Noninterest Income
Net securities losses	(5,142)	—
Gain on sale of VISA	5,146	—
Trust income	3,022	2,727
Service charges on deposit accounts	5,438	5,383
Insurance and retail brokerage commissions	3,170	2,651
Income from bank owned life insurance	1,502	1,294
Gain on sale of mortgage loans	1,387	1,328
Gain on sale of other loans and assets	1,388	2,051
Card-related interchange income	3,654	6,690
Derivatives mark to market	(153)	12
Swap fee income	835	—
Other income	2,255	1,852
Total noninterest income	22,502	23,988
Noninterest Expense
Salaries and employee benefits	40,415	35,324
Net occupancy	5,729	5,334
Furniture and equipment	4,193	4,480
Data processing	3,817	3,824
Advertising and promotion	1,372	1,319
Pennsylvania shares tax	1,337	1,202
Intangible amortization	1,131	1,264
Other professional fees and services	1,620	1,242
FDIC insurance	1,379	1,613
Loss on sale or write-down of assets	215	143
Litigation and operational losses	793	997
Merger and acquisition related	109	114
Other operating	9,140	8,717
Total noninterest expense	71,250	65,573

Income Before Income Taxes	41,038	46,481
Income tax provision	8,342	8,932
Net Income	$32,696	$37,549

Average Shares Outstanding	101,566,089	101,981,248
Average Shares Outstanding Assuming Dilution	101,859,825	102,198,899
Per Share Data: Basic Earnings per Share	$0.32	$0.37
Diluted Earnings per Share	$0.32	$0.37
Cash Dividends Declared per Common Share	$0.130	$0.125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
	(dollars in thousands)
Net Income	$32,696	$37,549
Other comprehensive income (loss), before tax (expense) benefit:
Unrealized holding gains (losses) on securities arising during the period	17,093	(9,875)
Reclassification adjustment for gains on securities included in net income	5,142	—
Unrealized holding gains on derivatives arising during the period	4,777	583
Total other comprehensive income (loss), before tax (expense) benefit	27,012	(9,292)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(5,672)	1,951
Total other comprehensive income (loss)	21,340	(7,341)
Comprehensive Income	$54,036	$30,208

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2024	101,758,450	$123,603	$631,367	$971,082	$(102,514)	$(218,373)	$1,405,165
Net income				32,696			32,696
Other comprehensive income					21,340		21,340
Cash dividends declared ($0.130 per share)				(13,238)			(13,238)
Treasury stock acquired	(109,192)					(1,807)	(1,807)
Treasury stock reissued	155,946		802	—		1,537	2,339
Restricted stock	122,015	—	788	—		(232)	556
Balance at March 31, 2025	101,927,219	$123,603	$632,957	$990,540	$(81,174)	$(218,875)	$1,447,051

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2023	102,114,664	$123,603	$630,154	$881,112	$(111,756)	$(208,839)	$1,314,274
Net income				37,549			37,549
Other comprehensive loss					(7,341)		(7,341)
Cash dividends declared ($0.125 per share)				(12,764)			(12,764)
Treasury stock acquired	(130,862)					(1,757)	(1,757)
Treasury stock reissued	215,100		254	—		2,071	2,325
Restricted stock	105,072	—	429	—		5	434
Balance at March 31, 2024	102,303,974	$123,603	$630,837	$905,897	$(119,097)	$(208,520)	$1,332,720

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Operating Activities	(dollars in thousands)
Net income	$32,696	$37,549
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,736	4,238
Deferred tax expense	1,753	2,797
Depreciation and amortization	2,153	1,501
Net gains on securities and other assets	(2,379)	(3,199)
Net amortization of premiums and discounts on securities	43	242
Income from increase in cash surrender value of bank owned life insurance	(1,502)	(1,294)
Increase in interest receivable	(1,023)	(746)
Mortgage loans originated for sale	(51,227)	(43,587)
Proceeds from sale of mortgage loans	63,307	36,926
Increase in interest payable	172	5,126
Increase in income taxes payable	6,354	5,925
Other, net	(197)	(5,833)
Net cash provided by operating activities	55,886	39,645
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	14,333	9,250
Purchases	(127,860)	(55,076)
Transactions with securities available for sale:
Proceeds from sales	48,519	—
Proceeds from maturities and redemptions	48,846	35,970
Purchases	(86,412)	(48,684)
Proceeds from sale of equity securities	5,146	—
Purchases of FHLB stock	(11,643)	(13,627)
Proceeds from the redemption of FHLB stock	10,014	39,101
Proceeds from bank owned life insurance	289	—
Proceeds from sale of loans	17,331	28,514
Proceeds from sale of other assets	1,134	1,259
Net increase in loans and leases	(128,232)	(55,902)
Purchases of premises and equipment and other assets	(5,026)	(5,048)
Net cash used in investing activities	(213,561)	(64,243)
Financing Activities
Net decrease in other short-term borrowings	(2,624)	(51,294)
Net increase in deposits	183,639	254,116
Repayments of other long-term debt	(197)	(190)
Repayments of capital lease obligation	(149)	(139)
Dividends paid	(13,238)	(12,764)
Purchase of treasury stock	(1,807)	(1,757)
Net cash provided by financing activities	165,624	187,972
Net increase in cash and cash equivalents	7,949	163,374
Cash and cash equivalents at January 1	133,409	146,993
Cash and cash equivalents at March 31	$141,358	$310,367
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
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year of 2025. These interim financial statements should be read in conjunction with First Commonwealth’s 2024 Annual Report on Form 10-K.
Note 2 Acquisition
On December 18, 2024, we entered into an agreement and plan of merger to acquire CenterGroup Financial, Inc. ("CGFI") and its banking subsidiary, CenterBank. CGFI will contribute three full-service banking offices, a loan production office and a mortgage office, all located in the Cincinnati market. The addition of CGFI will increase the Company's presence in Cincinnati by adding approximately $341.6 million of total assets, $302.5 million of loans and $278.1 million of deposits. The acquisition is an all-stock transaction and CGFI shareholders were entitled to receive a fixed exchange ratio of 6.10 shares of First Commonwealth common stock for each CGFI share of common stock. The merger was completed after close of business April 30, 2025 resulting in the issuance of 2,996,611 shares of common stock.

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

	For the Three Months Ended March 31,
	2025			2024
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$17,093	$(3,589)	$13,504	$(9,875)	$2,074	$(7,801)
Reclassification adjustment for losses on securities included in net income	5,142	(1,080)	4,062	—	—	—
Total unrealized gains (losses) on securities	22,235	(4,669)	17,566	(9,875)	2,074	(7,801)
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	4,777	(1,003)	3,774	583	(123)	460
Total unrealized gains on derivatives	4,777	(1,003)	3,774	583	(123)	460
Total other comprehensive income (loss)	$27,012	$(5,672)	$21,340	$(9,292)	$1,951	$(7,341)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the three months ended March 31:

	2025				2024
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(94,403)	$339	$(8,450)	$(102,514)	$(92,340)	$344	$(19,760)	$(111,756)
Other comprehensive income (loss) before reclassification adjustment	13,504	—	3,774	17,278	(7,801)	—	460	(7,341)
Amounts reclassified from accumulated other comprehensive (loss) income	4,062	—	—	4,062	—	—	—	—
Net other comprehensive income (loss) during the period	17,566	—	3,774	21,340	(7,801)	—	460	(7,341)
Balance at March 31	$(76,837)	$339	$(4,676)	$(81,174)	$(100,141)	$344	$(19,300)	$(119,097)

Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the three months ended March 31:

	2025	2024
	(dollars in thousands)
Cash paid during the period for:
Interest	$51,385	$47,984
Income taxes	36	51
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	1,256	1,252
Loans transferred from held to maturity to held for sale	17,859	22,476
Loans transferred from held for sale to held to maturity	(1,584)	(442)
Gross increase (decrease) in market value adjustment to securities available for sale	22,235	(9,875)
Gross increase in market value adjustment to derivatives	4,777	583
Decrease in limited partnership investment unfunded commitment	—	(422)
Noncash treasury stock reissuance	2,339	2,325
Proceeds from death benefit on bank owned life insurance not received	483	318

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2025	2024
Weighted average common shares issued	123,603,380	123,603,380
Average treasury stock shares	(21,746,089)	(21,425,781)
Average deferred compensation shares	(56,543)	(56,966)
Average unearned non-vested shares	(234,659)	(139,385)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	101,566,089	101,981,248
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	237,155	160,353
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	56,581	57,298
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	101,859,825	102,198,899
Per Share Data:
Basic Earnings per Share	$0.32	$0.37
Diluted Earnings per Share	$0.32	$0.37
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the three months ended March 31, because to do so would have been antidilutive.

	2025			2024
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	94,016	$14.36	$18.62	79,467	$13.24	$16.43
Restricted Stock Units	39,950	$18.14	$18.14	29,042	$15.29	$15.29

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
The following table identifies the notional amount of those instruments at the date shown below:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,332,766	$2,254,445
Financial standby letters of credit	13,976	13,791
Performance standby letters of credit	27,686	29,265
Commercial letters of credit	553	554

The notional amounts outstanding as of March 31, 2025 include amounts issued in 2025 of $2.7 million in performance standby letters of credit. There were no financial standby or commercial letters of credit issued in 2025. A liability of $0.3 million has

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

been recorded as of both March 31, 2025 and December 31, 2024 which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $5.7 million and $4.1 million as of March 31, 2025 and December 31, 2024, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans as well as estimated utilization for each loan category.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2025, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	March 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,949	$22	$(169)	$2,802	$3,096	$14	$(212)	$2,898
Mortgage-Backed Securities – Commercial	812,779	3,913	(49,398)	767,294	779,232	2,489	(57,546)	724,175
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	363,902	1,686	(52,640)	312,948	413,434	1,481	(64,331)	350,584
Other Government-Sponsored Enterprises	1,000	—	(41)	959	1,000	—	(54)	946
Obligations of States and Political Subdivisions	8,507	—	(876)	7,631	8,510	—	(983)	7,527
Corporate Securities	62,607	1,541	(1,927)	62,221	62,475	1,454	(2,436)	61,493
Total Debt Securities Available for Sale	$1,251,744	$7,162	$(105,051)	$1,153,855	$1,267,747	$5,438	$(125,562)	$1,147,623
Mortgage-backed securities include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises. These obligations have contractual maturities ranging from less than one year to approximately 41 years, with lower anticipated lives to maturity due to prepayments. All mortgage-backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds; therefore, First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage-backed securities under various interest rate scenarios to monitor the potential impact on earnings and interest rate risk positions.
Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. Other fixed income securities within the portfolio also contain prepayment risk.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2025, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$7,639	$7,677
Due after 1 but within 5 years	18,429	19,209
Due after 5 but within 10 years	46,046	43,925
Due after 10 years	—	—
	72,114	70,811
Mortgage-Backed Securities (a)	1,179,630	1,083,044
Total Debt Securities	$1,251,744	$1,153,855
(a)  Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $815.7 million and a fair value of $770.1 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $363.9 million and a fair value of $312.9 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales and maturities related to securities held to maturity and securities available for sale were as follows for the three months ended March 31:

	2025	2024
	(dollars in thousands)
Proceeds from sales	$48,519	$—
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	(5,142)	—
	(5,142)	—
Maturities
Gross gains	—	—
Gross losses	—	—
	—	—
Net losses	$(5,142)	$—
For the three months ended March 31, 2025, proceeds from sales included in above table are a result of management selling $53.7 million in available for sale investment securities yielding 2.61% and reinvesting the proceeds into securities yielding 5.41%.
Securities available for sale with an estimated fair value of $555.6 million and $580.5 million were pledged as of March 31, 2025 and December 31, 2024, respectively, to secure public deposits and for other purposes required or permitted by law.
Equity Securities
During the second quarter of 2024, Visa commenced an exchange offer for any and all outstanding shares of its Class B-1 common stock for a combination of Visa's Class B-2 common stock, Class C common stock and, where applicable cash in lieu of fractional shares. As part of this exchange, each share of Class B-1 common stock would be exchanged for one half share of the newly issued Class B-2 common stock and Class C common stock would be issued in an amount equivalent to one half of a share of Class B-1 common stock. The Company opted to participate in this exchange offer prior to its expiration and received 13,340 Class B-2 shares and 5,294 Class C shares. In 2024, the Class C shares were sold at fair value resulting in a gain of $5.7

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million. During the first quarter of 2025 the Class B-2 shares, which were carried with a zero basis, were sold resulting in a $5.1 million gain.
Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	March 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$1,567	$—	$(189)	$1,378	$1,586	$—	$(220)	$1,366
Mortgage-Backed Securities- Commercial	146,342	862	(13,700)	133,504	89,404	66	(14,785)	74,685
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	322,984	141	(41,960)	281,165	266,587	—	(47,564)	219,023
Other Government-Sponsored Enterprises	22,951	—	(3,653)	19,298	22,869	—	(4,155)	18,714
Obligations of States and Political Subdivisions	24,185	—	(1,970)	22,215	24,193	—	(2,246)	21,947
Debt Securities Issued by Foreign Governments	1,000	—	(11)	989	1,000	—	(16)	984
Total Securities Held to Maturity	$519,029	$1,003	$(61,483)	$458,549	$405,639	$66	$(68,986)	$336,719
The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$703	$701
Due after 1 but within 5 years	15,343	14,552
Due after 5 but within 10 years	31,527	26,815
Due after 10 years	563	434
	48,136	42,502
Mortgage-Backed Securities (a)	470,893	416,047
Total Debt Securities	$519,029	$458,549
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $147.9 million and a fair value of $134.9 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $323.0 million and a fair value of $281.2 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $309.3 million and $247.5 million were pledged as of March 31, 2025 and December 31, 2024, respectively, to secure public deposits and for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2025 and December 31, 2024, our FHLB stock totaled $26.9 million and $25.2 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three months ended March 31, 2025.
At March 31, 2025 and December 31, 2024, "Other investments" also includes $5.7 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the three-months ended March 31, 2025 and 2024, there were no gains or losses recognized through earnings on these equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of any decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, the impact of interest rate changes and other relevant information.
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
The following table presents the gross unrealized losses and estimated fair values at March 31, 2025, for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$—	$—	$2,997	$(358)	$2,997	$(358)
Mortgage-Backed Securities – Commercial	227,008	(1,232)	258,485	(61,866)	485,493	(63,098)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	49,653	(192)	464,816	(94,408)	514,469	(94,600)
Other Government-Sponsored Enterprises	—	—	20,257	(3,694)	20,257	(3,694)
Obligations of States and Political Subdivisions	795	(5)	27,974	(2,841)	28,769	(2,846)
Debt Securities Issued by Foreign Governments	—	—	589	(11)	589	(11)
Corporate Securities	—	—	27,556	(1,927)	27,556	(1,927)
Total Securities	$277,456	$(1,429)	$802,674	$(165,105)	$1,080,130	$(166,534)

At March 31, 2025, fixed income securities issued by the U.S. Government and U.S. Government-sponsored enterprises comprised 94% of the estimated fair value for the total portfolio and 97% of total unrealized losses. All unrealized losses are the

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

result of changes in market interest rates. At March 31, 2025, there are 235 debt securities in the portfolio, with 164 debt securities in an unrealized loss position.
The following table presents the gross unrealized losses and estimated fair values at December 31, 2024 by investment category and the time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$242	$(1)	$3,002	$(431)	$3,244	$(432)
Mortgage-Backed Securities - Commercial	258,712	(4,119)	274,358	(68,212)	533,070	(72,331)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	4,759	(56)	497,445	(111,839)	502,204	(111,895)
Other Government-Sponsored Enterprises	—	—	19,660	(4,209)	19,660	(4,209)
Obligation of States and Political Subdivisions	1,104	(11)	28,097	(3,218)	29,201	(3,229)
Debt Securities Issued by Foreign Governments	—	—	584	(16)	584	(16)
Corporate Securities	9,701	(506)	17,321	(1,930)	27,022	(2,436)
Total Securities	$274,518	$(4,693)	$840,467	$(189,855)	$1,114,985	$(194,548)
As of March 31, 2025, our corporate securities had an amortized cost and an estimated fair value of $62.6 million and $62.2 million, respectively. As of December 31, 2024, our corporate securities had an amortized cost and estimated fair value of $62.5 million and $61.5 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were 7 corporate securities out of a total of 15 that were in an unrealized loss position at both March 31, 2025 and December 31, 2024. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the three months ended March 31, 2025 and 2024.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Consolidated Statements of Financial Condition net of deferred fees and costs, and discounts related to purchased loans. Net deferred fees were $15.9 million and $14.7 million as of March 31, 2025 and December 31, 2024, respectively, and discounts on purchased loans from acquisitions were $17.9 million and $18.9 million as of March 31, 2025 and December 31, 2024, respectively. The following table provides outstanding balances related to each of our loan types:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,762,202	$1,677,989
Time and demand	1,156,051	1,133,595
Commercial credit cards	12,730	11,718
Equipment finance	485,782	427,320
Time and demand other	107,639	105,356
Real estate construction	488,702	483,384
Construction other	478,833	475,367
Construction residential	9,869	8,017
Residential real estate	2,315,171	2,341,703
Residential first lien	1,642,917	1,670,547
Residential junior lien/home equity	672,254	671,156
Commercial real estate	3,158,440	3,124,704
Multifamily	639,456	597,145
Non-owner occupied	1,801,520	1,804,950
Owner occupied	717,464	722,609
Loans to individuals	1,368,625	1,355,974
Automobile and recreational vehicles	1,296,567	1,280,645
Consumer credit cards	9,064	9,865
Consumer other	62,994	65,464
Total loans and leases	$9,093,140	$8,983,754
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

Calculation of the Allowance for Credit Losses
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default, and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 4.06%, and during the one-year forecast period it was projected to average 4.84%, with a peak of 5.16%.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness category:

	March 31, 2025
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,686,971	$45,809	$29,422	$—	$—	$75,231	$1,762,202
Time and demand	1,082,891	45,405	27,755	—	—	73,160	1,156,051
Commercial credit cards	12,730	—	—	—	—	—	12,730
Equipment finance	483,714	401	1,667	—	—	2,068	485,782
Time and demand other	107,636	3	—	—	—	3	107,639
Real estate construction	487,011	180	1,511	—	—	1,691	488,702
Construction other	477,142	180	1,511	—	—	1,691	478,833
Construction residential	9,869	—	—	—	—	—	9,869
Residential real estate	2,300,792	1,184	13,195	—	—	14,379	2,315,171
Residential first lien	1,633,065	1,184	8,668	—	—	9,852	1,642,917
Residential junior lien/home equity	667,727	—	4,527	—	—	4,527	672,254
Commercial real estate	3,059,457	54,408	44,575	—	—	98,983	3,158,440
Multifamily	621,286	18,106	64	—	—	18,170	639,456
Non-owner occupied	1,763,465	17,948	20,107	—	—	38,055	1,801,520
Owner occupied	674,706	18,354	24,404	—	—	42,758	717,464
Loans to individuals	1,368,399	—	226	—	—	226	1,368,625
Automobile and recreational vehicles	1,296,347	—	220	—	—	220	1,296,567
Consumer credit cards	9,064	—	—	—	—	—	9,064
Consumer other	62,988	—	6	—	—	6	62,994
Total loans and leases	$8,902,630	$101,581	$88,929	$—	$—	$190,510	$9,093,140

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,579,704	$65,892	$32,393	$—	$—	$98,285	$1,677,989
Time and demand	1,037,723	64,757	31,115	—	—	95,872	1,133,595
Commercial credit cards	11,718	—	—	—	—	—	11,718
Equipment finance	424,911	1,131	1,278	—	—	2,409	427,320
Time and demand other	105,352	4	—	—	—	4	105,356
Real estate construction	480,675	180	2,529	—	—	2,709	483,384
Construction other	472,658	180	2,529	—	—	2,709	475,367
Construction residential	8,017	—	—	—	—	—	8,017
Residential real estate	2,328,571	1,297	11,835	—	—	13,132	2,341,703
Residential first lien	1,661,868	1,297	7,382	—	—	8,679	1,670,547
Residential junior lien/home equity	666,703	—	4,453	—	—	4,453	671,156
Commercial real estate	3,014,905	60,510	49,289	—	—	109,799	3,124,704
Multifamily	578,725	18,346	74	—	—	18,420	597,145
Non-owner occupied	1,754,255	21,869	28,826	—	—	50,695	1,804,950
Owner occupied	681,925	20,295	20,389	—	—	40,684	722,609
Loans to individuals	1,355,724	—	250	—	—	250	1,355,974
Automobile and recreational vehicles	1,280,498	—	147	—	—	147	1,280,645
Consumer credit cards	9,865	—	—	—	—	—	9,865
Consumer other	65,361	—	103	—	—	103	65,464
Total loans and leases	$8,759,579	$127,879	$96,296	$—	$—	$224,175	$8,983,754
The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year:

	March 31, 2025
	Term Loans						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
	(dollars in thousands)
Time and demand	$28,974	$143,351	$114,623	$94,783	$79,937	$104,460	$589,923	$1,156,051
Pass	27,293	143,029	110,708	90,738	60,532	96,314	554,277	1,082,891
OAEM	1,681	322	1,310	1,447	11,106	4,021	25,518	45,405
Substandard	—	—	2,605	2,598	8,299	4,125	10,128	27,755
Gross charge-offs	—	—	(161)	(740)	(323)	(1,653)	(99)	(2,976)
Gross recoveries	—	—	—	402	—	251	2,831	3,484
Commercial credit cards	—	—	—	—	—	—	12,730	12,730
Pass	—	—	—	—	—	—	12,730	12,730
Gross charge-offs	—	—	—	—	—	—	(98)	(98)
Gross recoveries	—	—	—	—	—	—	22	22
Equipment finance	88,574	241,617	118,642	36,949	—	—	—	485,782
Pass	88,574	241,330	117,865	35,945	—	—	—	483,714
OAEM	—	—	158	243	—	—	—	401
Substandard	—	287	619	761	—	—	—	1,667
Gross charge-offs	—	(47)	(156)	(373)	—	—	—	(576)
Gross recoveries	—	—	53	78	—	—	—	131

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2025
	Term Loans						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
	(dollars in thousands)
Time and demand other	4,511	11,176	10,779	4,487	16,447	58,241	1,998	107,639
Pass	4,511	11,176	10,779	4,487	16,447	58,241	1,995	107,636
OAEM	—	—	—	—	—	—	3	3
Gross charge-offs	—	—	—	—	—	—	(369)	(369)
Gross recoveries	—	—	—	—	—	—	53	53
Construction other	23,248	62,389	199,944	100,831	64,644	25,611	2,166	478,833
Pass	23,248	62,389	199,944	100,651	63,133	25,611	2,166	477,142
OAEM	—	—	—	180	—	—	—	180
Substandard	—	—	—	—	1,511	—	—	1,511
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Construction residential	1,613	3,366	2,005	1,739	1,119	27	—	9,869
Pass	1,613	3,366	2,005	1,739	1,119	27	—	9,869
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Residential first lien	14,644	46,791	143,567	362,527	465,166	608,368	1,854	1,642,917
Pass	14,644	46,772	140,810	361,548	463,442	604,065	1,784	1,633,065
OAEM	—	—	—	—	174	940	70	1,184
Substandard	—	19	2,757	979	1,550	3,363	—	8,668
Gross charge-offs	—	—	(19)	(5)	(5)	(4)	—	(33)
Gross recoveries	—	—	—	—	—	16	—	16
Residential junior lien/home equity	11,301	21,397	51,883	56,306	36,323	6,117	488,927	672,254
Pass	11,301	21,397	51,872	56,231	36,323	5,920	484,683	667,727
Substandard	—	—	11	75	—	197	4,244	4,527
Gross charge-offs	—	—	—	—	—	—	(75)	(75)
Gross recoveries	—	—	—	—	—	2	119	121
Multifamily	11,385	22,881	30,664	259,482	129,335	184,305	1,404	639,456
Pass	11,385	22,881	30,664	247,062	124,261	183,629	1,404	621,286
OAEM	—	—	—	12,420	5,073	613	—	18,106
Substandard	—	—	—	—	1	63	—	64
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Non-owner occupied	46,897	100,701	200,400	438,131	179,106	824,318	11,967	1,801,520
Pass	46,897	100,701	200,400	427,883	178,867	796,815	11,902	1,763,465
OAEM	—	—	—	9,508	239	8,201	—	17,948
Substandard	—	—	—	740	—	19,302	65	20,107
Gross charge-offs	—	—	—	—	—	(874)	—	(874)
Gross recoveries	—	—	—	—	—	110	—	110
Owner occupied	20,098	65,589	113,859	144,255	136,757	225,154	11,752	717,464
Pass	20,098	60,595	112,160	130,992	130,249	209,251	11,361	674,706
OAEM	—	613	970	5,972	6,359	4,368	72	18,354
Substandard	—	4,381	729	7,291	149	11,535	319	24,404
Gross charge-offs	—	(130)	(126)	(334)	—	—	—	(590)
Gross recoveries	—	—	—	—	—	46	—	46

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2025
	Term Loans						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
	(dollars in thousands)
Automobile and recreational vehicles	133,201	373,261	290,893	291,135	134,355	73,722	—	1,296,567
Pass	133,201	373,227	290,820	291,086	134,318	73,695	—	1,296,347
Substandard	—	34	73	49	37	27	—	220
Gross charge-offs	—	(357)	(617)	(562)	(176)	(93)	—	(1,805)
Gross recoveries	—	42	165	371	98	170	—	846
Consumer credit cards	—	—	—	—	—	—	9,064	9,064
Pass	—	—	—	—	—	—	9,064	9,064
Gross charge-offs	—	—	—	—	—	—	(95)	(95)
Gross recoveries	—	—	—	—	—	—	18	18
Consumer other	1,438	7,087	3,774	2,182	9,782	2,720	36,011	62,994
Pass	1,438	7,087	3,774	2,182	9,778	2,720	36,009	62,988
Substandard	—	—	—	—	4	—	2	6
Gross charge-offs	—	(18)	(58)	(26)	(26)	(1)	(390)	(519)
Gross recoveries	—	—	—	—	2	9	54	65
Total loans and leases	$385,884	$1,099,606	$1,281,033	$1,792,807	$1,252,971	$2,113,043	$1,167,796	$9,093,140
Total charge-offs	$—	$(552)	$(1,137)	$(2,040)	$(530)	$(2,625)	$(1,126)	$(8,010)
Total recoveries	$—	$42	$218	$851	$100	$604	$3,097	$4,912

	December 31, 2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
	(dollars in thousands)
Time and demand	$144,084	$115,113	$101,483	$80,688	$47,378	$67,103	$577,746	$1,133,595
Pass	142,872	107,764	96,068	60,244	44,645	56,393	529,737	1,037,723
OAEM	1,212	2,696	3,327	11,963	1,881	4,362	39,316	64,757
Substandard	—	4,653	2,088	8,481	852	6,348	8,693	31,115
Gross charge-offs	—	(17)	(45)	(271)	(658)	(4,380)	(5,760)	(11,131)
Gross recoveries	—	—	1	—	208	197	29	435
Commercial credit cards	—	—	—	—	—	—	11,718	11,718
Pass	—	—	—	—	—	—	11,718	11,718
Gross charge-offs	—	—	—	—	—	—	(251)	(251)
Gross recoveries	—	—	—	—	—	—	6	6
Equipment finance	256,015	129,463	41,842	—	—	—	—	427,320
Pass	255,572	128,560	40,779	—	—	—	—	424,911
OAEM	443	267	421	—	—	—	—	1,131
Substandard	—	636	642	—	—	—	—	1,278
Gross charge-offs	(59)	(984)	(977)	—	—	—	—	(2,020)
Gross recoveries	—	98	76	—	—	—	—	174
Time and demand other	10,746	10,813	4,561	16,526	18,435	41,261	3,014	105,356
Pass	10,746	10,813	4,561	16,526	18,435	41,261	3,010	105,352
OAEM	—	—	—	—	—	—	4	4
Gross charge-offs	—	—	—	—	—	—	(2,110)	(2,110)
Gross recoveries	—	—	—	—	—	10	188	198

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
	(dollars in thousands)
Consumer other	7,878	4,351	2,530	10,325	642	2,291	37,447	65,464
Pass	7,878	4,351	2,530	10,323	642	2,291	37,346	65,361
Substandard	—	—	—	2	—	—	101	103
Gross charge-offs	(17)	(109)	(93)	(102)	(20)	(35)	(1,248)	(1,624)
Gross recoveries	—	—	14	21	16	111	214	376
Total loans and leases	$1,156,894	$1,302,825	$1,861,681	$1,306,539	$728,525	$1,468,346	$1,158,944	$8,983,754
Total charge-offs	$(386)	$(3,044)	$(5,119)	$(2,308)	$(6,015)	$(8,418)	$(10,138)	$(35,428)
Total recoveries	$36	$513	$935	$517	$520	$983	$744	$4,248
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
Total net charge-offs for the three months ended March 31, 2025 and 2024 were $3.1 million and $4.3 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of March 31, 2025 and December 31, 2024. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2025
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$9,893	$471	$99	$17,754	$28,217	$1,733,985	$1,762,202
Time and demand	8,128	246	99	16,892	25,365	1,130,686	1,156,051
Commercial credit cards	55	14	—	—	69	12,661	12,730
Equipment finance	1,709	211	—	862	2,782	483,000	485,782
Time and demand other	1	—	—	—	1	107,638	107,639
Real estate construction	9,459	—	—	1,511	10,970	477,732	488,702
Construction other	9,459	—	—	1,511	10,970	467,863	478,833
Construction residential	—	—	—	—	—	9,869	9,869
Residential real estate	3,646	2,918	744	12,953	20,261	2,294,910	2,315,171
Residential first lien	2,098	2,596	186	8,426	13,306	1,629,611	1,642,917
Residential junior lien/home equity	1,548	322	558	4,527	6,955	665,299	672,254
Commercial real estate	2,723	649	—	26,961	30,333	3,128,107	3,158,440
Multifamily	—	—	—	20	20	639,436	639,456
Non-owner occupied	808	25	—	15,122	15,955	1,785,565	1,801,520
Owner occupied	1,915	624	—	11,819	14,358	703,106	717,464
Loans to individuals	3,469	847	313	226	4,855	1,363,770	1,368,625
Automobile and recreational vehicles	3,183	584	130	220	4,117	1,292,450	1,296,567
Consumer credit cards	28	30	—	—	58	9,006	9,064
Consumer other	258	233	183	6	680	62,314	62,994
Total loans and leases	$29,190	$4,885	$1,156	$59,405	$94,636	$8,998,504	$9,093,140

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,379	$1,544	$26	$14,987	$18,936	$1,659,053	$1,677,989
Time and demand	649	1,126	26	14,181	15,982	1,117,613	1,133,595
Commercial credit cards	61	26	—	—	87	11,631	11,718
Equipment finance	1,659	392	—	806	2,857	424,463	427,320
Time and demand other	10	—	—	—	10	105,346	105,356
Real estate construction	—	—	—	2,529	2,529	480,855	483,384
Construction other	—	—	—	2,529	2,529	472,838	475,367
Construction residential	—	—	—	—	—	8,017	8,017
Residential real estate	5,677	1,659	1,588	11,587	20,511	2,321,192	2,341,703
Residential first lien	3,904	1,184	1,134	7,134	13,356	1,657,191	1,670,547
Residential junior lien/home equity	1,773	475	454	4,453	7,155	664,001	671,156
Commercial real estate	1,597	1,099	—	32,103	34,799	3,089,905	3,124,704
Multifamily	212	—	—	20	232	596,913	597,145
Non-owner occupied	72	742	—	24,550	25,364	1,779,586	1,804,950
Owner occupied	1,313	357	—	7,533	9,203	713,406	722,609
Loans to individuals	5,020	1,143	450	250	6,863	1,349,111	1,355,974
Automobile and recreational vehicles	4,667	930	149	147	5,893	1,274,752	1,280,645
Consumer credit cards	24	28	—	—	52	9,813	9,865
Consumer other	329	185	301	103	918	64,546	65,464
Total loans and leases	$14,673	$5,445	$2,064	$61,456	$83,638	$8,900,116	$8,983,754
The above Age Analysis table for March 31, 2025 includes $8.0 million in the Time and demand 30-59 days past due category related to one borrower and $9.5 million in Construction other 30-59 days past due category for one commercial relationship. Subsequent to March 31, 2025, payments were received from these borrowers, resulting in the loans returning to a current status.
Nonaccrual loans in the tables above include guarantees on Small Business Administration loans of $13.7 million as of March 31, 2025 and $7.8 million as of December 31, 2024.
Nonaccrual Loans
The previous tables summarize nonaccrual loans by loan segment. The Company generally places loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain, when part of the principal balance has been charged off and no restructuring has occurred, or the loans reach a certain number of days past due. Generally, loans 90 days or more past due are placed on nonaccrual status, except for most consumer loans, which are placed on nonaccrual status at 150 days past due. Consumer loans related to automobile and recreational vehicles are either charged off or repossessed at no later than 90 days past due unless the borrower is in the process of collection through bankruptcy proceedings.
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
At March 31, 2025 and December 31, 2024, there were no nonperforming loans held for sale. During both the three months ended March 31, 2025 and 2024, there were no gains recognized on the sale of nonperforming loans.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of March 31, 2025 and December 31, 2024. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2025			December 31, 2024
	Recorded investment	Unpaid principal balance	Related specific allowance	Recorded investment	Unpaid principal balance	Related specific allowance
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$5,898	$19,354		$5,619	$21,745
Time and demand	5,298	18,754		4,813	20,939
Equipment finance	600	600		806	806
Time and demand other	—	—		—	—
Real estate construction	1,511	1,511		2,529	2,581
Construction other	1,511	1,511		2,529	2,581
Construction residential	—	—		—	—
Residential real estate	10,370	12,061		8,875	10,524
Residential first lien	7,441	8,475		6,020	6,993
Residential junior lien/home equity	2,929	3,586		2,855	3,531
Commercial real estate	13,766	18,414		18,346	24,047
Multifamily	20	21		20	21
Non-owner occupied	10,880	14,851		16,948	22,372
Owner occupied	2,866	3,542		1,378	1,654
Loans to individuals	226	3,485		250	2,237
Automobile and recreational vehicles	220	3,404		147	2,080
Consumer other	6	81		103	157
Subtotal	31,771	54,825		35,619	61,134
With a specific allowance recorded:
Commercial, financial, agricultural and other	11,856	13,222	$5,914	9,368	10,459	$4,724
Time and demand	11,594	12,960	5,703	9,368	10,459	4,724
Equipment finance	262	262	211	—	—	—
Time and demand other	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Construction other	—	—	—	—	—	—
Construction residential	—	—	—	—	—	—
Residential real estate	2,583	2,755	450	2,712	2,885	369
Residential first lien	985	984	111	1,114	1,113	47
Residential junior lien/home equity	1,598	1,771	339	1,598	1,772	322
Commercial real estate	13,195	14,362	1,562	13,757	15,058	2,872
Multifamily	—	—	—	—	—	—
Non-owner occupied	4,242	5,237	956	7,602	8,686	2,093
Owner occupied	8,953	9,125	606	6,155	6,372	779
Loans to individuals	—	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Subtotal	27,634	30,339	7,926	25,837	28,402	7,965
Total	$59,405	$85,164	$7,926	$61,456	$89,536	$7,965

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31,
	2025		2024
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$8,684	$78	$3,499	$—
Time and demand	7,932	78	2,731	—
Equipment finance	752	—	768	—
Time and demand other	—	—	—	—
Real estate construction	1,851	106	3,288	—
Construction other	1,851	106	3,288	—
Construction residential	—	—	—	—
Residential real estate	10,122	19	7,436	7
Residential first lien	7,245	19	4,279	7
Residential junior lien/home equity	2,877	—	3,157	—
Commercial real estate	16,849	184	6,252	34
Multifamily	20	—	52	—
Non-owner occupied	13,887	184	4,061	1
Owner occupied	2,942	—	2,139	33
Loans to individuals	269	—	153	1
Automobile and recreational vehicles	198	—	151	1
Consumer other	71	—	2	—
Subtotal	37,775	387	20,628	42
With a specific allowance recorded:
Commercial, financial, agricultural and other	7,190	—	5,200	—
Time and demand	7,103	—	5,200	—
Equipment finance	87	—	—	—
Time and demand other	—	—	—	—
Real estate construction	—	—	—	—
Construction other	—	—	—	—
Construction residential	—	—	—	—
Residential real estate	2,354	—	1,531	—
Residential first lien	756	—	282	—
Residential junior lien/home equity	1,598	—	1,249	—
Commercial real estate	10,530	—	9,528	—
Multifamily	—	—	—	—
Non-owner occupied	4,274	—	7,734	—
Owner occupied	6,256	—	1,794	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	20,074	—	16,259	—
Total	$57,849	$387	$36,887	$42
Unfunded commitments related to nonperforming loans were $0.2 million and $0.3 million at March 31, 2025 and December 31, 2024, respectively. After consideration of the requirements to draw and available collateral related to these

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitments, it was determined that no reserve was required for these commitments at March 31, 2025 and December 31, 2024.
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
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty:

	For the Three Months Ended March 31, 2025
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Rate Reduction and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Residential real estate	$—	$—	$—	$581	$—	$—	$581	0.03%
Residential first lien	—	—	—	559	—	—	559	0.03
Residential junior lien/home equity	—	—	—	22	—	—	22	—
Commercial real estate	—	—	—	—	3,201	—	3,201	0.10
Non-owner occupied	—	—	—	—	3,201	—	3,201	0.18
Total	$—	$—	$—	$581	$3,201	$—	$3,782	0.04%

	For the Three Months Ended March 31, 2024
	Rate Reduction	Term Extension	Principal Forgiveness	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Rate Reduction and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$199	$869	$—	$68	$—	$103	$1,239	0.08%
Time and demand	199	869	—	—	—	—	1,068	0.09
Equipment finance	—	—	—	68	—	103	171	0.06
Residential real estate	—	90	—	197	—	—	287	0.01
Residential first lien	—	90	—	167	—	—	257	0.01
Residential junior lien/home equity	—	—	—	30	—	—	30	—
Commercial real estate	—	—	—	152	—	—	152	—
Owner occupied	—	—	—	152	—	—	152	0.02
Loans to individuals	—	12	—	10	15	—	37	—
Automobile and recreational vehicles	—	12	—	10	15	—	37	—
Total	$199	$971	$—	$427	$15	$103	$1,715	0.02%

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

	For the Three Months Ended March 31, 2025
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Residential real estate	—%	3.2	$—	1.4
Residential first lien	—	3.3	—	1.4
Residential junior lien/home equity	—	2.1	—	0.5
Commercial real estate	4.00	0.4	—	0.1
Non-owner occupied	4.00	0.4	—	0.1
Total	4.00%	0.9	$—	0.3

	For the Three Months Ended March 31, 2024
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	1.77%	1.3	$—	0.4
Time and demand	1.50	1.3	—	0.0
Equipment finance	2.30	0.5	—	0.4
Residential real estate	—	6.1	—	0.8
Residential first lien	—	5.6	—	0.9
Residential junior lien/home equity	—	10.3	—	0.3
Commercial real estate	—	0.5	—	0.5
Owner occupied	—	0.5	—	0.5
Loans to individuals	2.39	2.6	—	0.4
Automobile and recreational vehicles	2.39	2.6	—	0.4
Total	1.80%	2.2	$—	0.5

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A modification is considered to be in default when the loan is 90 days or more past due. The following table shows modifications considered to be in default.

	March 31, 2025		December 31, 2024
	Number of Contracts	Balance	Number of Contracts	Balance
	(dollars in thousands)
Residential real estate	2	$182	2	$179
Residential first lien	2	182	2	179
Total loans and leases	2	$182	2	$179
The following table shows the payment status of loans that have been modified in the last twelve months prior to the date presented:

	March 31, 2025
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,565	$—	$57	$—	$2,622
Time and demand	2,565	—	57	—	2,622
Real estate construction	180	—	—	—	180
Construction other	180	—	—	—	180
Residential real estate	1,444	—	—	182	1,626
Residential first lien	1,275	—	—	182	1,457
Residential junior lien/home equity	169	—	—	—	169
Commercial real estate	12,992	—	—	—	12,992
Non-owner occupied	3,322	—	—	—	3,322
Owner occupied	9,670	—	—	—	9,670
Total loans and leases	$17,181	$—	$57	$182	$17,420

	December 31, 2024
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,871	$—	$—	$—	$3,871
Time and demand	3,871	—	—	—	3,871
Real estate construction	180	—	—	—	180
Construction other	180	—	—	—	180
Residential real estate	1,455	88	99	179	1,821
Residential first lien	1,258	88	99	179	1,624
Residential junior lien/home equity	197	—	—	—	197
Commercial real estate	9,796	—	—	—	9,796
Non-owner occupied	123	—	—	—	123
Owner occupied	9,673	—	—	—	9,673
Loans to individuals	30	—	—	—	30
Automobile and recreational vehicles	30	—	—	—	30
Total loans and leases	$15,332	$88	$99	$179	$15,698

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Three Months Ended March 31, 2025
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$29,131	$(4,019)	$3,690	$2,543	$31,345
Time and demand	19,433	(2,976)	3,484	459	20,400
Commercial credit cards	182	(98)	22	104	210
Equipment finance	7,844	(576)	131	1,377	8,776
Time and demand other	1,672	(369)	53	603	1,959
Real estate construction	6,030	—	—	802	6,832
Construction other	5,916	—	—	759	6,675
Construction residential	114	—	—	43	157
Residential real estate	22,396	(108)	137	(87)	22,338
Residential first lien	15,758	(33)	16	(138)	15,603
Residential junior lien/home equity	6,638	(75)	121	51	6,735
Commercial real estate	40,232	(1,464)	156	(553)	38,371
Multifamily	5,431	—	—	47	5,478
Non-owner occupied	23,332	(874)	110	(754)	21,814
Owner occupied	11,469	(590)	46	154	11,079
Loans to individuals	21,117	(2,419)	929	1,418	21,045
Automobile and recreational vehicles	18,693	(1,805)	846	1,315	19,049
Consumer credit cards	341	(95)	18	59	323
Consumer other	2,083	(519)	65	44	1,673
Total loans and leases	$118,906	$(8,010)	$4,912	$4,123	$119,931
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

	March 31, 2025	December 31, 2024
Balance sheet:
Operating lease asset classified as premises and equipment	$39,400	$40,171
Operating lease liability classified as other liabilities	43,870	44,654

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,410	$1,472

Weighted average lease term, in years	12.83	13.27
Weighted average discount rate	3.80%	3.60%
Operating cash flows	$1,424	$1,468
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2025 were as follows (dollars in thousands):

For the twelve months ended:
March 31, 2026	$5,431
March 31, 2027	5,006
March 31, 2028	4,599
March 31, 2029	4,484
March 31, 2030	4,377
Thereafter	32,358
Total future minimum lease payments	56,255
Less remaining imputed interest	12,385
Operating lease liability	$43,870

Note 10 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at March 31, 2025 and December 31, 2024, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
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
•Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for observable inputs for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes Obligations of U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, corporate securities, loans held for sale, interest rate derivatives (including interest rate caps, interest rate collars, interest rate swaps and risk participation agreements), certain other real estate owned and certain nonperforming loans.
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
Loans held for sale include residential mortgage loans originated for sale in the secondary mortgage market. The estimated fair value for these loans was determined on the basis of rates obtained in the respective secondary market. Loans held for sale could also include the Small Business Administration guaranteed portion of small business loans. The estimated fair value of these loans is based on the contract with the third party investor. When loans held for sale include other commercial loans, fair value is determined using an executed trade or market bid obtained from potential buyers. There were no loans held for sale in a delinquent or nonaccrual status as of March 31, 2025 and December 31, 2024.
Interest rate derivatives are reported at an estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities, and consist of interest rate swaps where there is no significant deterioration in the counterparties' and/or loan customers' credit risk since origination of the interest rate swap, as well as interest rate caps, interest rate collars and risk participation agreements. First Commonwealth values its interest rate swap and cap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments used to determine the U.S. Dollar yield curve includes Secured Overnight Financing Rate ("SOFR") rates from overnight to one year, Eurodollar futures contracts and SOFR swap rates from one year to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 12, “Derivatives.”

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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2025 and 2024, we have not realized any losses due to a counterparty's inability to pay any net uncollateralized position.
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
•Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the valuation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are certain nonperforming loans.
There are no Level 3 fair value measurements that require quantitative inputs and assumptions.
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$2,802	$—	$2,802
Mortgage-Backed Securities - Commercial	—	767,294	—	767,294
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	312,948	—	312,948
Other Government-Sponsored Enterprises	—	959	—	959
Obligations of States and Political Subdivisions	—	7,631	—	7,631
Corporate Securities	—	62,221	—	62,221
Total Securities Available for Sale	—	1,153,855	—	1,153,855
Loans Held for Sale	—	37,907	—	37,907
Other Assets(a)	—	25,255	—	25,255
Total Assets	$—	$1,217,017	$—	$1,217,017
Other Liabilities(a)	$—	$31,714	$—	$31,714
Total Liabilities	$—	$31,714	$—	$31,714
(a)Hedging and non-hedging interest rate derivatives

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$2,898	$—	$2,898
Mortgage-Backed Securities - Commercial	—	724,175	—	724,175
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	350,584	—	350,584
Other Government-Sponsored Enterprises	—	946	—	946
Obligations of States and Political Subdivisions	—	7,527	—	7,527
Corporate Securities	—	61,493	—	61,493
Total Securities Available for Sale	—	1,147,623	—	1,147,623
Loans Held for Sale	—	51,991	—	51,991
Other Assets(a)	—	41,569	—	41,569
Total Assets	$—	$1,241,183	$—	$1,241,183
Other Liabilities(a)	$—	$51,983	$—	$51,983
Total Liabilities	$—	$51,983	$—	$51,983
(a)Hedging and non-hedging interest rate derivatives
During the three months ended March 31, 2025 and 2024, there were no transfers between fair value Levels 1, 2 or 3.
There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at March 31, 2025 and 2024.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at the dates shown below:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$35,471	$16,008	$51,479
Other real estate owned	—	1,532	—	1,532
Total Assets	$—	$37,003	$16,008	$53,011

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$39,407	$14,084	$53,491
Other real estate owned	—	1,215	—	1,215
Total Assets	$—	$40,622	$14,084	$54,706

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following (losses) gains were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Nonperforming loans	$(7,606)	$(2,393)
Other real estate owned	(38)	(50)
Total losses	$(7,644)	$(2,443)
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
The fair value for other real estate owned that is determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned that is determined using an internal valuation, is classified as Level 3. Other real estate owned has a current carrying value of $1.3 million as of March 31, 2025 and primarily consists of residential real estate properties in Pennsylvania and Ohio. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2025.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carrying amount and estimated fair value for standby letters of credit was $0.3 million at both March 31, 2025 and December 31, 2024. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	March 31, 2025
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$118,792	$118,792	$118,792	$—	$—
Interest-bearing deposits	22,566	22,566	22,566	—	—
Securities available for sale	1,153,855	1,153,855	—	1,153,855	—
Securities held to maturity	519,029	458,549	—	458,549	—
Other investments	32,583	32,583	—	26,851	5,732
Loans held for sale	41,587	41,991	—	41,991	—
Loans and leases	9,093,140	9,179,330	—	35,471	9,143,859
Financial liabilities
Deposits	9,861,657	9,857,665	—	9,857,665	—
Short-term borrowings	77,515	76,385	—	76,385	—
Subordinated debt	128,345	116,902	—	—	116,902
Long-term debt	130,156	130,476	—	130,476	—
Capital lease obligation	4,178	4,178	—	4,178	—

	December 31, 2024
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$105,051	$105,051	$105,051	$—	$—
Interest-bearing deposits	28,358	28,358	28,358	—	—
Securities available for sale	1,147,623	1,147,623	—	1,147,623	—
Securities held to maturity	405,639	336,719	—	336,719	—
Other investments	30,954	30,954	—	25,222	5,732
Loans held for sale	51,991	52,219	—	52,219	—
Loans and leases	8,983,754	8,999,020	—	39,407	8,959,613
Financial liabilities
Deposits	9,678,019	9,672,358	—	9,672,358	—
Short-term borrowings	80,139	79,151	—	79,151	—
Subordinated debt	128,305	115,747	—	—	115,747
Long-term debt	130,353	129,880	—	129,880	—
Capital lease obligation	4,327	4,327	—	4,327	—
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
We have 23 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have 22 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
First Commonwealth is also party to interest rate caps and collars that are not designated as hedging instruments. The interest rate caps relate to contracts that First Commonwealth enters into with loan customers that provide a maximum interest rate on their variable rate loan. At the same time the interest rate cap is entered into with the customer, First Commonwealth enters into an offsetting interest rate cap with another financial institution. The notional amount and maximum interest rate on both interest cap contracts are identical. The interest rate collars relate to contracts that First Commonwealth enters into with loan customers that provide both a maximum and minimum interest rate on their variable rate loan. At the same time the interest rate collar is entered into with the customer, First Commonwealth enters into an offsetting interest rate collar with another financial institution. The notional amount and the maximum and minimum interest rates on both interest collar contracts are identical.
The fee received for such derivatives, less the estimate of the loss for the credit exposure, is recognized in earnings at the time of the transaction.
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three months ended March 31, 2025 was an increase of $0.5 million.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded. At March 31, 2025, the underlying funded mortgage loan commitments had a carrying value of $8.0 million and a fair value of $9.8 million, while the underlying unfunded mortgage loan commitments had a notional amount of $65.0 million. At December 31, 2024, the underlying funded mortgage loan commitments had a carrying value of $8.3 million and a fair value of $9.6 million, while the underlying unfunded mortgage loan commitments had a notional amount of $60.9 million. The interest rate lock commitments decreased other noninterest income by $0.7 million for the three months ended March 31, 2025, respectively.
Derivatives Designated as Hedging Instruments
In August 2019, the Company entered into two interest rate swap contracts that are designated as cash flow hedges. One of the contracts, with a notional amount of $30.0 million, matured on August 15, 2024 and the other contract, with a notional amount of $40.0 million, matures on August 15, 2026. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments made on subordinated debentures. Initially, these swaps were benchmarked to the 3-month LIBOR rate; however, as a result of the discontinuance of the LIBOR rate on June 30, 2023, both of the swap contracts were amended to hedge exposure to the variability of the 3-month Daily Simple SOFR, compounded in arrears. This change is in agreement with amendments made to the interest rate on the subordinated debentures as a result of the discontinuance of LIBOR. Therefore, the interest rate swaps convert the interest rate benchmark on the first $40.0 million of 3-month SOFR based subordinated debentures to a fixed rate.
During 2021, the Company entered into eight interest rate swap contracts that were designated as cash flow hedges, $75.0 million of which matured during 2024. The remaining interest rate swaps have a total notional amount of $425.0 million: $250.0 million with an original maturity of four years and $175.0 million with an original maturity of five years. The

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans. Initially these swaps were benchmarked to the 1-month LIBOR rate; however, as a result of the discontinuance of the LIBOR rate on June 30, 2023, these swaps were amended to hedge exposure to the variability of the 1-month Daily Simple SOFR rate compounded in arrears. Therefore, the interest rate swaps convert the interest payments on the first $425.0 million of 1-month Daily Simple SOFR based commercial loans into fixed rate payments. The following table provides the notional amount of interest rate swap contracts and their maturity date.

Notional Amount	Maturity Date
(dollars in thousands)
$150,000	05/01/25
25,000	08/25/25
25,000	10/10/25
50,000	11/05/25
150,000	05/01/26
25,000	10/15/26
$425,000
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income. For the three months ended March 31, 2025 and 2024, there was a negative impact on net interest income of $3.7 million and $5.6 million, respectively, as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," or "Interest and fees on loans", the same line items in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at March 31, 2025, and changes in the fair value attributed to hedge ineffectiveness were not material.
The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Interest rate derivatives:
Credit value adjustment	$(212)	$(59)
Notional amount:
Interest rate derivatives	1,043,829	966,978
Interest rate caps	36,982	28,950
Interest rate collars	524	524
Risk participation agreements	164,341	179,959
Sold credit protection on risk participation agreements	(162,186)	(151,079)
Interest rate options	64,972	60,934
Interest rate forwards:
Fair value adjustment	(271)	398
Notional amount	53,000	60,000
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(5,976)	(10,754)
Notional amount	465,000	465,000

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income", "Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Non-hedging interest rate derivatives
Increase in other income	$311	$283
Non-hedging interest rate forwards
Increase (decrease) in other income	(669)	202
Hedging interest rate derivatives
(Decrease) increase in interest and fees on loans	(3,961)	(6,295)
(Decrease) increase in interest from subordinated debentures	(311)	(723)

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
We consider First Commonwealth to be one reporting unit (see Note 16 - "Segment Reporting"). The carrying amount of goodwill at both March 31, 2025 and December 31, 2024 was $363.7 million. No impairment charges on goodwill or other intangible assets were incurred in 2025 or 2024.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of March 31, 2025, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Note 14 Subordinated Debentures
Subordinated debentures outstanding are as follows:

			March 31, 2025	December 31, 2024
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	2033	5.50% until June 1, 2028, then 3-Month CME Term SOFR + 0.26161% + 2.37%	$49,428	$49,411
First Commonwealth Financial Corp	2031	4.50% until March 29, 2026, then Prime + 1.00%	6,750	6,727
First Commonwealth Capital Trust II	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	41,238	41,238
Total			$128,345	$128,305
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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $1.2 million and $1.1 million in commission expense as of March 31, 2025 and 2024, respectively.
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

Gains (losses) on sales of OREO
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$3,022	$2,727
Service charges on deposit accounts	5,438	5,383
Insurance and retail brokerage commissions	3,170	2,651
Card-related interchange income	3,654	6,690
Gain on sale of other loans and assets	125	134
Other income	730	726
Noninterest Income (in-scope of Topic 606)	16,139	18,311
Noninterest Income (out-of-scope of Topic 606)	6,363	5,677
Total Noninterest Income	$22,502	$23,988
Note 16 Segment Reporting
We operate our business as a single integrated business unit that provides a number of products and services to meet our customers banking and financial needs. Our products and services include consumer lending such as secured and unsecured installment loans, home equity loans, construction and real estate loans, credit lines and credit cards. We also offer commercial customers lending and leasing products, which include real estate secured lending, equipment finance, working capital lines of credit, credit cards and construction loans. Our products also include deposit services, such as personal and business checking accounts, savings, money market and certificates of deposits. Additionally, we provide an array of cash management services, trust and wealth management services and insurance products. These services are all delivered through the same business network.
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
The accounting policies of the single business unit are the same policies as disclosed in Note 1 - "Statement of Accounting Policies" of our December 31, 2024 Form 10-K and our segment assets are the same as assets presented in the unaudited Consolidated Statements of Financial Condition.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information related to segment revenue, significant segment expenses and segment net income:

	For the Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Interest income	$147,128	$145,462
Interest expense	51,606	53,158
Net interest income	95,522	92,304
Provision for credit losses	5,736	4,238
Noninterest Income
Trust income	3,022	2,727
Service charges on deposit accounts	5,438	5,383
Insurance and retail brokerage commissions	3,170	2,651
Gain on sale of mortgage loans	1,387	1,328
Gain on sale of other loans and assets	1,388	2,051
Card-related interchange income	3,654	6,690
Other segment income (a)	4,443	3,158
Noninterest expense
Salaries and employee benefits	40,415	35,324
Net occupancy	5,729	5,334
Furniture and equipment	4,193	4,480
Data processing	3,817	3,824
Other professional fees and services	1,620	1,242
Other segment expense (b)	15,476	15,369
Income tax provision	8,342	8,932
Segment net income	$32,696	$37,549
Reconciliation of net income
Adjustments and reconciling items	—	—
Consolidated net income	$32,696	$37,549

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three months ended March 31, 2025 and 2024, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 55 for the three months ended March 31, 2025 and 2024.

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

	For the Three Months Ended March 31,
	2025	2024
	(dollars in thousands, except per share data)
Net Income	$32,696	$37,549
Per Share Data:
Basic Earnings per Share	$0.32	$0.37
Diluted Earnings per Share	0.32	0.37
Cash Dividends Declared per Common Share	0.130	0.125
Average Balance:
Total assets	$11,680,688	$11,521,443
Total equity	1,429,013	1,325,326
End of Period Balance:
Net loans and leases (1)	$9,014,796	$8,912,667
Total assets	11,786,398	11,694,408
Total deposits	9,861,657	9,446,403
Total equity	1,447,051	1,332,720
Key Ratios:
Return on average assets	1.14%	1.31%
Return on average equity	9.28%	11.40%
Dividends payout ratio	40.63%	33.78%
Average equity to average assets ratio	12.23%	11.50%
Net interest margin	3.62%	3.52%
Net loans to deposits ratio	91.41%	94.35%
(1) Includes loans held for sale.

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Net Income
For the three months ended March 31, 2025, First Commonwealth had net income of $32.7 million, or $0.32 diluted earnings per share, compared to net income of $37.5 million, or $0.37 diluted earnings per share, in the three months ended March 31, 2024. The decrease in net income was primarily the result of a $5.7 million increase in noninterest expense, a decrease in non-interest income of $1.5 million and an increase in the provision for credit losses of $1.5 million. Offsetting these items was an increase of $3.2 million in net interest income.
For the three months ended March 31, 2025, the Company’s return on average equity was 9.28% and its return on average assets was 1.14%, compared to 11.40% and 1.31%, respectively, for the three months ended March 31, 2024.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $95.9 million in the first three months of 2025, compared to $92.6 million for the same period in 2024. The increase in net interest income can be attributed to a 10 basis point decrease in the cost of interest-bearing liabilities and a 3 basis point increase in the yield on interest-earning assets. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 80.9% and 79.4% for the three months ended March 31, 2025 and 2024, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The net interest margin on a fully taxable equivalent basis was 3.62% for the three months ended March 31, 2025 and 3.52% for the three months ended March 31, 2024. The net interest margin is affected by changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.
The taxable equivalent yield on interest-earning assets was 5.57% for the three months ended March 31, 2025, an increase of 3 basis points compared to the 5.54% yield for the same period in 2024. Despite a lower interest rate environment in 2025, the yield on interest-earning assets benefited from higher reinvestment rates related to the investment portfolio, resulting in the investment portfolio yield increasing by 53 basis points when compared to the three months ended March 31, 2024. For the three months ended March 31, 2025, 5 basis points of the yield on interest-earning assets can be attributed to the recognition of $1.2 million in accretion of purchase accounting marks, primarily from the Centric acquisition. For the three months ended March 31, 2024, accretion of purchase accounting marks contributed $2.0 million, or 8 basis points, to the yield on interest-earning assets.
The investment portfolio yield increased 53 basis points in comparison to the prior year as new volume rates were higher than the portfolio yield. The average investment portfolio balance for the period ended March 31, 2025 increased $127.8 million as compared to the three months ended March 31, 2024 as a result of liquidity from growth in interest-bearing liabilities. Lower interest rates in the three months ended March 31, 2025 compared to the prior year resulted in a 91 basis point decrease in the yield on interest-bearing deposits with bank, while the average balance decreased from $112.4 million in 2024 to $76.8 million in 2025.
The cost of interest-bearing liabilities decreased to 2.67% for the three months ended March 31, 2025, from 2.77% for the same period in 2024. The cost of interest-bearing deposits increased 5 basis points and short-term borrowings decreased 169 basis points in comparison to the same period last year. The increase in the cost of interest-bearing deposits can be attributed to higher market interest rates, as well as changes in the mix of deposits, as customers moved funds to take advantage of the increased rates offered in money market and time deposit accounts. Comparing the three months ended March 31, 2025 with the comparable period in 2024, average time deposits increased $376.5 million, or 27.1%, with a decrease in the cost of these deposits of 14 basis points. Other interest-bearing deposits increased on average $215.2 million, or 3.9%, compared to the three months ended March 31, 2024 and the cost of these deposits increased 2 basis points. Compared to the prior period, short-term borrowings decreased an average of $545.2 million due to the payoff of a $516.0 million in short-term borrowings related to the Federal Reserve Term Funding program.
For the three months ended March 31, 2025, changes in rates positively impacted net interest income by $1.8 million when compared to the same period in 2024. The yield on interest-earning assets positively impacted net interest income by $0.2 million and the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $1.7 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $1.4 million for the three months ended March 31, 2025, as compared to the same period in 2024. Higher levels of interest-earning assets resulted in an increase of $1.5 million in interest income, while changes in the volume and mix of interest-bearing liabilities increased interest expense by $0.1 million. Average interest-earning assets for the three months ended March 31, 2025 increased $162.4 million, or 1.5%, compared to the same period in 2024. Average loans for the comparable period increased $70.2 million, or 0.8% and average investments increased $127.8 million, or 8.7%.
Net interest income was positively impacted by a $39.6 million increase in average net free funds for the three months ended March 31, 2025 as compared to March 31, 2024. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The level of net free funds was impacted by a lower level of noninterest-bearing demand deposits as customers became more rate sensitive and moved their funds into interest-bearing deposits. Average noninterest-bearing demand deposits for the three months ended March 31, 2025 decreased $49.5 million, or 2.2%, compared to the same period in 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended March 31:

	2025	2024
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$147,128	$145,462
Adjustment to fully taxable equivalent basis	335	323
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	147,463	145,785
Interest expense	51,606	53,158
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$95,857	$92,627

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheet and net interest income on a fully taxable equivalent basis for the three months ended March 31:

	2025			2024
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$76,836	$894	4.72%	$112,436	$1,573	5.63%
Tax-free investment securities	18,407	120	2.64	20,467	137	2.69
Taxable investment securities	1,581,640	14,005	3.59	1,451,770	11,021	3.05
Loans and leases, net of unearned income (b)(c)	9,068,872	132,444	5.92	8,998,649	133,054	5.95
Total interest-earning assets	10,745,755	147,463	5.57	10,583,322	145,785	5.54
Noninterest-earning assets:
Cash	107,328			117,297
Allowance for credit losses	(120,552)			(119,817)
Other assets	948,157			940,641
Total noninterest-earning assets	934,933			938,121
Total Assets	$11,680,688			$11,521,443
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,853,673	$6,705	1.47%	$1,859,693	$7,701	1.67%
Savings deposits (d)	3,916,225	23,603	2.44	3,694,963	21,488	2.34
Time deposits	1,763,492	17,696	4.07	1,386,959	14,531	4.21
Short-term borrowings	50,725	360	2.88	595,884	6,765	4.57
Long-term debt	262,809	3,242	5.00	186,597	2,673	5.76
Total interest-bearing liabilities	7,846,924	51,606	2.67	7,724,096	53,158	2.77
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,252,794			2,302,338
Other liabilities	151,957			169,683
Shareholders’ equity	1,429,013			1,325,326
Total Noninterest-Bearing Funding Sources	3,833,764			3,797,347
Total Liabilities and Shareholders’ Equity	$11,680,688			$11,521,443
Net Interest Income and Net Yield on Interest-Earning Assets		$95,857	3.62%		$92,627	3.52%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended March 31, 2025 and 2024.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended March 31, 2025 compared with March 31, 2024:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(679)	$(498)	$(181)
Tax-free investment securities	(17)	(14)	(3)
Taxable investment securities	2,984	985	1,999
Loans and leases	(610)	1,039	(1,649)
Total interest income (b)	1,678	1,512	166
Interest-bearing liabilities:
Interest-bearing demand deposits	(996)	(25)	(971)
Savings deposits	2,115	1,287	828
Time deposits	3,165	3,941	(776)
Short-term borrowings	(6,405)	(6,194)	(211)
Long-term debt	569	1,091	(522)
Total interest expense	(1,552)	100	(1,652)
Net interest income	$3,230	$1,412	$1,818
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the three months ended March 31:

	2025		2024
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,543	62%	$1,292	22%
Time and demand	459	11	(565)	(10)
Commercial credit cards	104	2	71	1
Equipment finance	1,377	33	1,263	22
Time and demand other	603	15	523	9
Real estate construction	802	19	(875)	(15)
Construction other	759	18	(653)	(11)
Construction residential	43	1	(222)	(4)
Residential real estate	(87)	(2)	13	—
Residential first lien	(138)	(3)	(107)	(2)
Residential junior lien/home equity	51	1	120	2
Commercial real estate	(553)	(13)	2,201	39
Multifamily	47	1	(8)	—
Non-owner occupied	(754)	(18)	2,308	41
Owner occupied	154	4	(99)	(2)
Loans to individuals	1,418	34	3,051	54
Automobile and recreational vehicles	1,315	32	2,490	44
Consumer credit cards	59	1	107	2
Consumer other	44	1	454	8
Provision for credit losses on loans and leases	$4,123	100%	$5,682	100%
Provision for off-balance sheet credit exposure	1,613		(1,444)
Total provision for credit losses	$5,736		$4,238
Total provision expense for the three months ended March 31, 2025, increased $1.5 million compared to the three months ended March 31, 2024. The increase is primarily the result of a $3.1 million increase in the provision for off-balance sheet commitments related to a higher balance of commercial construction loans. The provision expense related to credit losses on loans and leases decreased $1.6 million in the three months ended March 31, 2025 compared to prior year because of $0.9 million less in the change in specific reserves for individually analyzed loans
The allowance for credit losses was $119.9 million, or 1.32%, of total loans and leases outstanding at March 31, 2025, compared to $118.9 million, or 1.32%, at December 31, 2024 and $119.1 million, or 1.32%, at March 31, 2024. Nonperforming loans as a percentage of total loans and leases increased to 0.65% at March 31, 2025 from 0.47% as of March 31, 2024 and 0.68% at December 31, 2024. The allowance to nonperforming loan ratio was 201.89%, 193.48% and 280.59% as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at March 31, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended March 31, 2025 and 2024 and the year-ended December 31, 2024:

	March 31, 2025	March 31, 2024	December 31, 2024
	(dollars in thousands)
Balance, beginning of period	$118,906	$117,718	$117,718
Loans charged off:
Commercial, financial, agricultural and other	4,019	2,662	15,512
Real estate construction	—	—	1,092
Residential real estate	108	80	483
Commercial real estate	1,464	283	8,678
Loans to individuals	2,419	2,538	9,663
Total loans charged off	8,010	5,563	35,428
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	3,690	420	813
Real estate construction	—	6	6
Residential real estate	137	59	370
Commercial real estate	156	114	177
Loans to individuals	929	662	2,882
Total recoveries	4,912	1,261	4,248
Net charge-offs	3,098	4,302	31,180
Provision for credit losses on loans and leases charged to expense	4,123	5,682	32,368
Balance, end of period	$119,931	$119,098	$118,906
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.14%	0.19%	0.35%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding	1.32%	1.32%	1.32%
Noninterest Income
The following table presents the components of noninterest income for the three months ended March 31:

	2025	2024	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$3,022	$2,727	$295	11%
Service charges on deposit accounts	5,438	5,383	55	1
Insurance and retail brokerage commissions	3,170	2,651	519	20
Income from bank owned life insurance	1,502	1,294	208	16
Card-related interchange income	3,654	6,690	(3,036)	(45)
Swap fee income	835	—	835	—
Other income	2,255	1,852	403	22
Subtotal	19,876	20,597	(721)	(4)
Net securities losses	(5,142)	—	(5,142)	—
Gain on sale of VISA	5,146	—	5,146	—
Gain on sale of mortgage loans	1,387	1,328	59	4
Gain on sale of other loans and assets	1,388	2,051	(663)	(32)
Derivatives mark to market	(153)	12	(165)	(1,375)
Total noninterest income	$22,502	$23,988	$(1,486)	(6)%
Total noninterest income, excluding net securities losses, gain on VISA sale, gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market for the three months ended March 31, 2025 decreased $0.7 million, or

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

4%, compared to the three months ended March 31, 2024. This decrease is primarily due to a $3.0 million decline in card-related interchange income resulting from the Company being subject to the Durbin Amendment to the Dodd-Frank Act beginning July 1, 2024. The Durbin Amendment is now applicable to the Company because its total assets exceeded $10.0 billion as of December 31, 2023. The Company will be subject to the Durbin Amendment for the full year of 2025 and it is expected to decrease 2025 interchange income by approximately $6.0 million compared to the full year 2024.
Trust income increased $0.3 million due to revenue for assets under management. Insurance and brokerage commissions increased $0.5 million primarily due to higher annuity sales. Swap fee income increased $0.8 million as a result of new interest rate swaps entered into by our commercial loan customers compared to the prior period.
Total noninterest income decreased $1.5 million, or 6%, compared to the same period in the prior year. The most significant changes, other than the changes noted above, include a $5.1 million gain related to the sale of VISA class B-2 shares. Offsetting this gain was $5.1 million in losses recognized on the sale of $53.7 million in available for sale securities, which were sold in order to reinvest into higher yielding investments, and a $0.7 million decrease in gain on sale of other loans and assets due to the volume and spread on the sale of SBA loans.

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended March 31:

	2025	2024	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$40,415	$35,324	$5,091	14%
Net occupancy	5,729	5,334	395	7
Furniture and equipment	4,193	4,480	(287)	(6)
Data processing	3,817	3,824	(7)	—
Advertising and promotion	1,372	1,319	53	4
Pennsylvania shares tax	1,337	1,202	135	11
Intangible amortization	1,131	1,264	(133)	(11)
Other professional fees and services	1,620	1,242	378	30
FDIC insurance	1,379	1,613	(234)	(15)
Other operating	9,140	8,717	423	5
Subtotal	70,133	64,319	5,814	9
Loss on sale or write-down of assets	215	143	72	50
Litigation and operational losses	793	997	(204)	(20)
Loss on early redemption of subordinated debt	—	—	—	—
Merger and acquisition related	109	114	(5)	(4)
Total noninterest expense	$71,250	$65,573	$5,677	9%
Noninterest expense increased $5.7 million, or 9%, for the three months ended March 31, 2025 compared to the same period in 2024. This increase is primarily the result of a $5.1 million increase in salaries and benefits expense. Contributing to the higher salary expense in 2025 was a $3.2 million increase in incentive expense, of which $1.5 million can be attributed to finalizing payments related to prior year volumes and performance, with the remaining increase due to higher volumes in 2025. Also impacting the increase in salary and benefit expense was a $0.6 million increase in hospitalization expense as well as the impact of annual merit salary increases and a higher number of full-time employees. The number of full time equivalent employees totaled 1,465 at March 31, 2024 and 1,538 at March 31, 2025.
Increases in net occupancy expense can be attributed to higher rent, utilities and snow removal costs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Income Tax
The provision for income taxes decreased $0.6 million for the three months ended March 31, 2025, compared to the corresponding period in 2024.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended March 31, 2025 and 2024.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an effective tax rate of 20.3% and 19.2% for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, our deferred tax assets totaled $49.4 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earnings levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs, with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first three months of 2025, the sale, maturity and redemption of investment securities provided $111.7 million in liquidity. These funds contributed to the liquidity available to originate loans, purchase investment securities and fund depositor withdrawals.
The following represents our expanded sources of liquidity as of March 31, 2025:

	Total Available	Amount Used	Outstanding Letters of Credit	Net Available
	(dollars in thousands)
Internal liquidity sources
Unencumbered securities	$788,663	$—	$—	$788,663
Other (excess pledged)	73,467	—	—	73,467
External liquidity sources
FHLB advances	2,527,470	180,156	52,750	2,294,564
FRB borrowings	1,089,165	—	—	1,089,165
Lines with other financial institutions	160,000	—	—	160,000
CDARs (1)	1,175,644	14,492	—	1,161,152
Total liquidity	$5,814,409	$194,648	$52,750	$5,567,011
(1) Reflects internal policy limit. Maximum capacity with CDARs is $1.8 billion.
Our participation in the Certificate of Deposit Account Registry Services (“CDARS”) program is part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of March 31, 2025, the outstanding CDARS balance of $14.5 million carried an average weighted rate of 2.97% and an average original term of 321 days. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Noninterest-bearing demand deposits(a)	$2,273,858	$2,249,615
Interest-bearing demand deposits(a)	661,094	688,596
Savings deposits(a)	5,204,179	4,989,342
Time deposits	1,722,526	1,750,466
Total	$9,861,657	$9,678,019
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
During the first three months of 2025, total deposits increased $183.6 million. Interest-bearing demand and savings deposits increased $187.3 million, time deposits decreased $27.9 million and noninterest-bearing demand deposits increased $24.2 million.
The estimated total of uninsured deposits was $2.7 billion and $2.6 billion at March 31, 2025 and December 31, 2024, respectively, of which $0.7 billion were secured by pledged investment securities or letters of credit at both March 31, 2025 and December 31, 2024, respectively. Uninsured amounts are estimated based on known account relationships for each depositor and insurance guidelines provided by the FDIC.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.68 at March 31, 2025 and December 31, 2024. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is the gap analysis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,715,603	$445,762	$739,289	$4,900,654	$3,285,677	$815,516
Investments	73,582	63,416	126,936	263,934	735,669	771,171
Other interest-earning assets	21,353	—	—	21,353	—	1,213
Total interest-sensitive assets (ISA)	3,810,538	509,178	866,225	5,185,941	4,021,346	1,587,900
Certificates of deposit	449,328	827,598	338,491	1,615,417	106,159	1,126
Other deposits	5,865,273	—	—	5,865,273	—	—
Borrowings	156,643	212	425	157,280	179,308	—
Total interest-sensitive liabilities (ISL)	6,471,244	827,810	338,916	7,637,970	285,467	1,126
Gap	$(2,660,706)	$(318,632)	$527,309	$(2,452,029)	$3,735,879	$1,586,774
ISA/ISL	0.59	0.62	2.56	0.68	14.09	1,410.21
Gap/Total assets	22.57%	2.70%	4.47%	20.80%	31.70%	13.46%

	December 31, 2024
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,668,849	$423,523	$738,672	$4,831,044	$3,212,002	$851,465
Investments	57,039	50,445	119,475	226,959	675,061	771,365
Other interest-earning assets	27,160	—	—	27,160	—	1,198
Total interest-sensitive assets (ISA)	3,753,048	473,968	858,147	5,085,163	3,887,063	1,624,028
Certificates of deposit	681,794	410,573	552,392	1,644,759	104,383	1,218
Other deposits	5,677,938	—	—	5,677,938	—	—
Borrowings	159,245	211	423	159,879	179,508	—
Total interest-sensitive liabilities (ISL)	6,518,977	410,784	552,815	7,482,576	283,891	1,218
Gap	$(2,765,929)	$63,184	$305,332	$(2,397,413)	$3,603,172	$1,622,810
ISA/ISL	0.58	1.15	1.55	0.68	13.69	1,333.36
Gap/Total assets	23.88%	0.55%	2.64%	20.69%	31.10%	14.01%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12-month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2025 ($)	$(9,744)	$(5,015)	$5,671	$10,500
March 31, 2025 (%)	(2.30)%	(1.18)%	1.34%	2.47%

December 31, 2024 ($)	$(8,351)	$(4,213)	$5,101	$9,080
December 31, 2024 (%)	(2.07)%	(1.05)%	1.27%	2.25%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2025 ($)	$(30,621)	$(14,739)	$14,692	$27,466
March 31, 2025 (%)	(7.22)%	(3.47)%	3.46%	6.47%

December 31, 2024 ($)	$(28,123)	$(13,449)	$13,690	$25,374
December 31, 2024 (%)	(6.98)%	(3.34)%	3.40%	6.30%
The Company evaluates its potential interest rate sensitivity by utilizing several interest rate scenarios that incorporate both rising and declining rates. Results of these scenarios are impacted by variables that include the current level of interest rates, product characteristics such as floors and ceilings, the frequency with which variable rate products reset their rates, and projected pricing changes for non-maturity deposits. For example, the results in a declining rate scenario could be affected by the model's use of an assumed interest rate floor of zero. For the three months ended March 31, 2025 and 2024, the cost of our interest-bearing liabilities averaged 2.67% and 2.77%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 5.57% and 5.54%, respectively.
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
Credit Risk
Management of credit risk within our loan and lease portfolio is a focus of the Company and is a continuous process in order to address changing economic and lending environments. In order to identify and manage credit risk, segment and concentration limits are established and approved by our Board of Directors’ Risk Committee in order to maintain alignment with our credit risk appetite, loan strategic plan, loan policy and underwriting guidelines. In addition, our Credit Department completes industry studies to identify potential risk in the portfolio. For example, within the commercial real estate portfolio, industry studies are completed for the following sectors: hospitality, industrial, multifamily, office, retail, senior living, healthcare and student housing. All industry studies are completed on an annual basis with the exception of senior living and healthcare which are completed every other year.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $5.7 million at March 31, 2025 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
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
Nonperforming loans and leases, including loans held for sale, decreased $2.1 million to $59.4 million at March 31, 2025, compared to $61.5 million at December 31, 2024. The decrease in nonperforming loans is primarily a result of $12.7 million in loan payoffs, including three commercial real estate loans totaling $8.5 million, five commercial, financial, agricultural and other loans totaling $3.2 million and one construction other loan totaling $1.0 million. Offsetting these payoffs was $12.9 million in commercial loans that were moved to nonaccrual during the first three months of 2025. Charge-offs for the three months ended March 31, 2025 included $2.5 million related to commercial, financial, agricultural and other loans and $1.3 million in commercial real estate loans.
The allowance for credit losses as a percentage of nonperforming loans was 201.89% as of March 31, 2025, compared to 193.48% at December 31, 2024, and 280.59% at March 31, 2024. The amount of individually assessed reserves included in the allowance for nonperforming loans and leases was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific allocations of $7.9 million and general reserves of $112.0 million as of March 31, 2025. Specific reserves were comparable to the December 31, 2024 level, and increased $2.0 million from March 31, 2024.
Criticized loans totaled $190.5 million at March 31, 2025 and represented 2.1% of the loan portfolio. The level of criticized loans decreased as of March 31, 2025 when compared to December 31, 2024, by $33.7 million, or 15%. Classified loans totaled $88.9 million at March 31, 2025 compared to $96.3 million at December 31, 2024, a decrease of $7.4 million, or 8%. The lower level of classified loans can be attributed to the decrease in nonperforming loans as previously discussed.
The allowance for credit losses was $119.9 million at March 31, 2025, or 1.32% of total loans and leases outstanding, compared to 1.32% reported at December 31, 2024, and 1.32% at March 31, 2024. General reserves, or the portion of the allowance related to loans that were not specifically evaluated, as a percentage of performing loans were 1.24% at March 31, 2025 compared to 1.24% at December 31, 2024 and 1.26% at March 31, 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measurements:

	March 31,				December 31, 2024
	2025		2024
	(dollars in thousands)
Nonperforming Loans:
Total nonperforming loans	$59,405		$42,446		$61,456
Loans past due 30 to 90 days and still accruing	$34,075		$32,027		$20,118
Loans past due in excess of 90 days and still accruing	$1,156		$1,699		$2,064
Other real estate owned	$1,270		$368		$895
Loans held for sale at end of period	$41,587		$31,895		$51,991
Portfolio loans and leases outstanding at end of period	$9,093,140		$8,999,870		$8,983,754
Average loans and leases outstanding	$9,068,872	(a)	$8,998,649	(a)	$9,013,742	(b)
Nonperforming loans as a percentage of total loans and leases	0.65%		0.47%		0.68%
Provision for credit losses on loans and leases (e)	$4,123	(a)	$5,682	(a)	$32,368	(b)
Allowance for credit losses	$119,931		$119,098		$118,906
Net charge-offs	$3,098	(a)	$4,302	(a)	$31,180	(b)
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.14%		0.19%		0.35%
Provision for credit losses as a percentage of net charge-offs (e)	133.09%	(a)	132.08%	(a)	103.81%	(b)
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (c)	1.32%		1.32%		1.32%
Allowance for credit losses as a percentage of nonperforming loans (d)	201.89%		280.59%		193.48%
(a)For the three-month period ended.
(b)For the twelve-month period ended.
(c)Does not include loans held for sale.
(d)Does not include nonperforming loans held for sale.
The following tables show the outstanding balances of our loan and lease portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,762,202	19%	$1,677,989	19%
Real estate construction	488,702	5	483,384	5
Residential real estate	2,315,171	26	2,341,703	26
Commercial real estate	3,158,440	35	3,124,704	35
Loans to individuals	1,368,625	15	1,355,974	15
Total loans and leases, net of unearned income	$9,093,140	100%	$8,983,754	100%
During the three months ended March 31, 2025, loans increased $109.4 million compared to balances outstanding at December 31, 2024.
Commercial, financial, agricultural and other loans increased $84.2 million, or 5.0%, primarily due to growth in the equipment finance portfolio and time and demand loans. Real estate construction loans increased $5.3 million, or 1.1%, due to loan originations for new commercial real estate projects. Residential real estate decreased $26.5 million, or 1.1%, primarily due to a decline in residential first lien loans. Commercial real estate loans increased $33.7 million, or 1.1%, as a result of growth in loans secured by multifamily commercial real estate. Loans to individuals increased $12.7 million, or 0.9%, primarily due to growth in the automobile and recreational vehicles portfolio offset by a decline in the personal lines of credit portfolio.

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

	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
	(dollars in thousands)
Land	$4,578	0.1%	$4,495	0.1%
Residential 1-4	11,602	0.4	11,735	0.4
Industrial and storage	511,123	16.2	522,480	16.7
Multifamily	665,257	21.1	610,442	19.5
Office	514,304	16.3	533,216	17.1
Healthcare	152,976	4.8	153,609	4.9
Student housing	126,089	4.0	126,688	4.1
Retail	781,768	24.8	768,067	24.6
Hospitality	204,855	6.4	191,372	6.1
Specialty use	180,675	5.7	196,946	6.3
Other	5,213	0.2	5,654	0.2
Total	$3,158,440	100.0%	$3,124,704	100.0%
The following tables represent our commercial real estate portfolio by type of property securing the credit as of March 31, 2025. Total non-pass commercial real estate loans decreased by $10.8 million to $99.0 million when compared to December 31, 2024.

	Pass	OAEM	Substandard Accruing	Substandard Nonaccruing	Total Non-Pass	Total	% Non-Pass
	(dollars in thousands)
Land	$4,426	$—	$152	$—	$152	$4,578	3.3%
Residential 1-4	11,270	—	—	332	332	11,602	2.9
Industrial and storage	506,872	3,239	715	297	4,251	511,123	0.8
Multifamily	627,887	26,629	687	10,054	37,370	665,257	5.6
Office	488,242	11,835	96	14,131	26,062	514,304	5.1
Healthcare	150,373	2,284	319	—	2,603	152,976	1.7
Student housing	126,089	—	—	—	—	126,089	—
Retail	761,457	4,769	15,048	494	20,311	781,768	2.6
Hospitality	198,307	5,115	—	1,433	6,548	204,855	3.2
Specialty use	179,425	433	597	220	1,250	180,675	0.7
Other	5,109	104	—	—	104	5,213	2.0
Total	$3,059,457	$54,408	$17,614	$26,961	$98,983	$3,158,440	3.1%
The office portfolio comprises 16% of total commercial real estate loans and 26% of total commercial real estate non-pass loans. The average loan commitment size for the office portfolio is $1.1 million and the average outstanding balance as of March 31, 2025 is $1.1 million. Within the office portfolio, exposures over $1.0 million have an average debt service coverage ratio of 1.50x, which exceeds our internal guidelines of 1.35x to 1.40x, depending on property class. Additionally, for loans with exposure over $1.0 million, the office portfolio has an average loan to value of 60.0% compared to internal guidelines of 60-75%, depending on property class. Our current measure is based off of the most recent appraisal on file, the majority of which are from origination.
As previously noted, portfolio segment limits are approved by our Board of Directors' Risk Committee. These segment limits incorporate loan commitments and are based off of total Tier 1 capital plus the allowable allowance for credit losses. In the second quarter of 2024, after considering the current environment and potential risks related to the office portfolio, the segment

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

limit for the office portfolio was decreased from 65% to 50%, with the actual segment concentration at 38.6% as of March 31, 2025.
The following table summarizes commercial real estate loans by the location of the properties by which they are collateralized as of March 31, 2025. Some loans are collateralized by multiple properties spread over various states. In those instances, the loan is included below based on the location of the primary property collateralizing the loan.

	Balance	% of Total
	(dollars in thousands)
Pennsylvania	$1,547,814	49%
Ohio	1,194,650	38
New Jersey	59,368	2
Kentucky	51,058	2
New York	44,751	1
Delaware	43,754	1
Indiana	40,364	1
Other	176,681	6
	$3,158,440	100%
When calculating the allowance for credit losses the commercial real estate portfolio is segmented into three portfolio segments: multifamily, non-owner occupied and owner occupied. For additional information related to these segments, including credit quality, see Note 8 "Loans and Leases and Allowance for Credit Losses" of the unaudited consolidated financial statements.
As indicated in the table below, commercial real estate and commercial, financial and agricultural and other loans represent a significant portion of the nonperforming loans as of March 31, 2025.

	For the Three Months Ended March 31, 2025			As of March 31, 2025
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$329	10.62%	0.01%	$17,754	29.89%	0.19%
Real estate construction	—	—	—	1,511	2.54	0.02
Residential real estate	(29)	(0.94)	—	12,953	21.80	0.14
Commercial real estate	1,308	42.22	0.06	26,961	45.39	0.30
Loans to individuals	1,490	48.10	0.07	226	0.38	—
Total loans and leases, net of unearned income	$3,098	100.00%	0.14%	$59,405	100.00%	0.65%
Net charge-offs for the three months ended March 31, 2025 totaled $3.1 million, compared to $4.3 million for the three months ended March 31, 2024. Charge-offs during the three months ended March 31, 2025 were primarily in the commercial real estate and loans to individual categories. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At March 31, 2025, shareholders’ equity was $1.4 billion, an increase of $41.9 million from December 31, 2024. The increase was primarily the result of $32.7 million in net income and a $21.3 million increase in the fair value of available for sale investments and interest rate swaps, which is reflected in the Other Comprehensive Income component of capital. Other items impacting capital include an increase due to $2.9 million in treasury stock sales and decreases resulting from $13.2 million of dividends paid to shareholders and $1.8 million of common stock repurchases. Cash dividends declared per common share were $0.13 for the three months ended March 31, 2025.
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
In 2018, First Commonwealth Bank, the Company's banking subsidiary, issued $100 million in subordinated debt, of which $50 million remained outstanding at March 31, 2025, which under the regulatory rules qualifies as Tier II capital. As of March 31, 2025, this subordinated debt issuance increased the total risk-based capital ratio by 53 basis points.
As of March 31, 2025, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,391,362	14.66%	$996,859	10.50%	$949,390	10.00%
First Commonwealth Bank	1,289,445	13.61	994,785	10.50	947,414	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,223,252	12.88%	$806,981	8.50%	$759,512	8.00%
First Commonwealth Bank	1,121,579	11.84	805,302	8.50	757,931	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$1,223,252	10.72%	$456,649	4.00%	$570,811	5.00%
First Commonwealth Bank	1,121,579	9.85	455,634	4.00	569,543	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,153,252	12.15%	$664,573	7.00%	$617,103	6.50%
First Commonwealth Bank	1,121,579	11.84	663,190	7.00	615,819	6.50
On April 29, 2025, First Commonwealth Financial Corporation declared a quarterly dividend of $0.135 per share payable on May 23, 2025 to shareholders of record as of May 9, 2025. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
New Accounting Pronouncements
In December 2023, FASB released Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosure information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state and foreign income taxes. ASU 2023-09 also requires greater detail about individual reconciling items in the rate reconciliation for those items that exceed a specified threshold. In addition to the new rate reconciliation disclosures, ASU 2023-09 requires

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

information related to taxes paid (net of refunds received) to be disaggregated for federal, state and foreign taxes, along with further disaggregation for specific jurisdictions, to the extent the related amounts exceed a quantitative threshold. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2024. ASU 2023-09 should be applied prospectively, with an option for retrospective application to each period in the financial statements. The updated guidance, which was adopted on January 1, 2025, and is effective for annual reporting periods, has no impact on our consolidated financial statements.
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

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable

ITEM 5.    OTHER INFORMATION
    James Reske, Executive Vice President and Chief Financial Officer of the Company, entered into a Rule 10b5-1 trading arrangement with a registered broker on March 20, 2025. The 10b5-1 trading plan was entered with the intent to sell 39,774 shares over approximately a two year period for the purpose of diversification. The sale of shares is subject to certain price limits over a time period commencing on August 6, 2025 and continuing through March 5, 2027.

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	2025 Annual Incentive Plan	Filed herewith

10.2	2025-2027 Long-Term Incentive Plan	Filed herewith

10.3	Change of Control Agreement dated January 1, 2025 between First Commonwealth Financial Corporation and Linda D. Metzmaier	Filed herewith

10.4	Restricted Stock Agreement dated January 1, 2025 between First Commonwealth Financial Corporation and Linda D. Metzmaier	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements. Note that XBRL tags are embedded within the document.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: May 12, 2025	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: May 12, 2025	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer