Form 10-Q
period 2025-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2025-08-11
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of August 8, 2025, was 104,538,804.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2025	December 31, 2024
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$121,052	$105,051
Interest-bearing bank deposits	39,114	28,358
Securities available for sale, at fair value	1,111,709	1,147,623
Securities held to maturity, at amortized cost (Fair value of $442,520 and $336,719 at June 30, 2025 and December 31, 2024, respectively)	498,043	405,639
Other investments	41,614	30,954
Loans held for sale (Includes fair value of $42,116 and $50,110 at June 30, 2025 and December 31, 2024, respectively)	42,993	51,991
Loans and leases:
Portfolio loans and leases	9,570,815	8,983,754
Allowance for credit losses	(132,966)	(118,906)
Net loans and leases	9,437,849	8,864,848
Premises and equipment, net	117,171	116,108
Other real estate owned	1,049	895
Goodwill	378,654	363,715
Amortizing intangibles, net	23,904	19,637
Bank owned life insurance	230,497	229,581
Other assets	193,498	220,536
Total assets	$12,237,147	$11,584,936
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,326,836	$2,249,615
Interest-bearing	7,777,746	7,428,404
Total deposits	10,104,582	9,678,019
Short-term borrowings	225,874	80,139
Subordinated debentures	128,385	128,305
Other long-term debt	129,957	130,353
Capital lease obligation	4,027	4,327
Total long-term debt	262,369	262,985
Other liabilities	126,555	158,628
Total liabilities	10,719,380	10,179,771
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 126,599,991 and 123,603,380 shares issued at June 30, 2025 and December 31, 2024, respectively, and 104,925,587 and 101,758,450 shares outstanding at June 30, 2025 and December 31, 2024, respectively	126,600	123,603
Additional paid-in capital	676,077	631,367
Retained earnings	1,009,790	971,082
Accumulated other comprehensive loss, net	(76,150)	(102,514)
Treasury stock (21,674,404 and 21,844,930 shares at June 30, 2025 and December 31, 2024, respectively)	(218,550)	(218,373)
Total shareholders’ equity	1,517,767	1,405,165
Total liabilities and shareholders’ equity	$12,237,147	$11,584,936

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$142,972	$135,674	$275,106	$268,434
Interest and dividends on investments:
Taxable interest	14,448	11,558	27,916	21,975
Interest exempt from federal income taxes	91	107	186	215
Dividends	694	450	1,231	1,054
Interest on bank deposits	721	2,893	1,615	4,466
Total interest income	158,926	150,682	306,054	296,144
Interest Expense
Interest on deposits	47,919	47,004	95,923	90,724
Interest on short-term borrowings	1,506	6,339	1,866	13,104
Interest on subordinated debentures	1,838	2,264	3,676	4,851
Interest on other long-term debt	1,381	36	2,743	74
Interest on lease obligations	41	47	83	95
Total interest expense	52,685	55,690	104,291	108,848
Net Interest Income	106,241	94,992	201,763	187,296
Provision for credit losses	8,898	7,827	14,634	12,065
Provision for credit losses - acquisition day 1 non-PCD	3,759	—	3,759	—
Net Interest Income after Provision for Credit Losses	93,584	87,165	183,370	175,231
Noninterest Income
Net securities losses	—	(5,535)	(5,142)	(5,535)
Gain on sale of VISA	—	5,558	5,146	5,558
Trust income	3,029	2,821	6,051	5,548
Service charges on deposit accounts	5,595	5,546	11,033	10,929
Insurance and retail brokerage commissions	3,097	3,154	6,267	5,805
Income from bank owned life insurance	1,938	1,371	3,440	2,665
Gain on sale of mortgage loans	1,836	1,671	3,223	2,999
Gain on sale of other loans and assets	2,217	1,408	3,605	3,459
Card-related interchange income	3,998	7,137	7,652	13,827
Derivatives mark to market	—	—	(153)	12
Swap fee income	439	—	1,274	—
Other income	2,600	2,079	4,855	3,931
Total noninterest income	24,749	25,210	47,251	49,198
Noninterest Expense
Salaries and employee benefits	40,584	37,320	80,999	72,644
Net occupancy	4,894	4,822	10,623	10,156
Furniture and equipment	4,547	4,278	8,740	8,758
Data processing	4,085	3,840	7,902	7,664
Advertising and promotion	1,457	898	2,829	2,217
Pennsylvania shares tax	1,338	1,126	2,675	2,328
Intangible amortization	1,311	1,169	2,442	2,433
Other professional fees and services	1,903	1,286	3,523	2,528
FDIC insurance	1,550	1,286	2,929	2,899
Loss on sale or write-down of assets	71	77	286	220
Litigation and operational losses	470	494	1,263	1,491
Loss on early redemption of subordinated debt	—	369	—	369
Merger and acquisition related	3,955	—	4,064	114
Other operating	10,103	8,833	19,243	17,550
Total noninterest expense	76,268	65,798	147,518	131,371
Income Before Income Taxes	42,065	46,577	83,103	93,058
Income tax provision	8,663	9,489	17,005	18,421
Net Income	$33,402	$37,088	$66,098	$74,637

Average Shares Outstanding	103,628,392	102,047,224	102,602,937	102,014,236
Average Shares Outstanding Assuming Dilution	103,928,428	102,287,598	102,886,345	102,238,489
Per Share Data: Basic Earnings per Share	$0.32	$0.36	$0.64	$0.73
Diluted Earnings per Share	$0.32	$0.36	$0.64	$0.73
Cash Dividends Declared per Common Share	$0.135	$0.130	$0.265	$0.255

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Net Income	$33,402	$37,088	$66,098	$74,637
Other comprehensive income (loss), before tax (expense) benefit:
Unrealized holding gains (losses) on securities arising during the period	4,469	(1,919)	21,562	(11,794)
Reclassification adjustment for losses on securities included in net income	—	5,535	5,142	5,535
Unrealized holding gains on derivatives arising during the period	1,891	3,575	6,668	4,158
Total other comprehensive income (loss), before tax (expense) benefit	6,360	7,191	33,372	(2,101)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,336)	(1,510)	(7,008)	441
Total other comprehensive income (loss)	5,024	5,681	26,364	(1,660)
Comprehensive Income	$38,426	$42,769	$92,462	$72,977

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2024	101,758,450	$123,603	$631,367	$971,082	$(102,514)	$(218,373)	$1,405,165
Net income				66,098			66,098
Other comprehensive income					26,364		26,364
Cash dividends declared ($0.265 per share)				(27,390)			(27,390)
Treasury stock acquired	(142,036)					(2,315)	(2,315)
Treasury stock reissued	190,547		993	—		1,879	2,872
Restricted stock	122,015	—	806	—		259	1,065
Common stock issued	2,996,611	2,997	42,911				45,908
Balance at June 30, 2025	104,925,587	$126,600	$676,077	$1,009,790	$(76,150)	$(218,550)	$1,517,767

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2023	102,114,664	$123,603	$630,154	$881,112	$(111,756)	$(208,839)	$1,314,274
Net income				74,637			74,637
Other comprehensive loss					(1,660)		(1,660)
Cash dividends declared ($0.255 per share)				(26,063)			(26,063)
Treasury stock acquired	(155,940)					(2,072)	(2,072)
Treasury stock reissued	230,051		313	—		2,216	2,529
Restricted stock	109,072	—	443	—		417	860
Balance at June 30, 2024	102,297,847	$123,603	$630,910	$929,686	$(113,416)	$(208,278)	$1,362,505

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at March 31, 2025	101,927,219	$123,603	$632,957	$990,540	$(81,174)	$(218,875)	$1,447,051
Net income				33,402			33,402
Other comprehensive income					5,024		5,024
Cash dividends declared ($0.135 per share)				(14,152)			(14,152)
Treasury stock acquired	(32,844)					(508)	(508)
Treasury stock reissued	34,601		191	—		342	533
Restricted stock	—	—	18	—		491	509
Common stock issued	2,996,611	2,997	42,911				45,908
Balance at June 30, 2025	104,925,587	$126,600	$676,077	$1,009,790	$(76,150)	$(218,550)	$1,517,767

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at March 31, 2024	102,303,974	$123,603	$630,837	$905,897	$(119,097)	$(208,520)	$1,332,720
Net income				37,088			37,088
Other comprehensive income					5,681		5,681
Cash dividends declared ($0.130 per share)				(13,299)			(13,299)
Treasury stock acquired	(25,078)					(315)	(315)
Treasury stock reissued	14,951		59	—		145	204
Restricted stock	4,000	—	14	—		412	426
Balance at June 30, 2024	102,297,847	$123,603	$630,910	$929,686	$(113,416)	$(208,278)	$1,362,505
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Operating Activities	(dollars in thousands)
Net income	$66,098	$74,637
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	18,393	12,065
Deferred tax expense	518	3,180
Depreciation and amortization	2,941	2,229
Net gains on securities and other assets	(6,345)	(6,201)
Net amortization of premiums and discounts on securities	18	439
Loss on early redemption of subordinated debentures	—	369
Income from increase in cash surrender value of bank owned life insurance	(3,274)	(2,583)
Increase in interest receivable	(211)	(64)
Mortgage loans originated for sale	(125,825)	(113,778)
Proceeds from sale of mortgage loans	130,480	89,278
(Decrease) increase in interest payable	(1,221)	10,396
Increase (decrease) in income taxes payable	854	(53)
Other, net	3,865	(7,576)
Net cash provided by operating activities	86,291	62,338
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	35,183	20,195
Purchases	(127,860)	(55,276)
Transactions with securities available for sale:
Proceeds from sales	69,862	69,598
Proceeds from maturities and redemptions	120,778	79,606
Purchases	(111,514)	(211,341)
Proceeds from sale of equity securities	5,146	—
Purchases of FHLB stock	(30,615)	(18,707)
Proceeds from the redemption of FHLB stock	23,099	45,143
Proceeds from bank owned life insurance	2,485	1,617
Proceeds from sale of loans	38,073	43,046
Proceeds from sale of other assets	3,459	2,905
Net cash received from business acquisition	4,672	—
Net increase in loans and leases	(323,303)	(67,251)
Purchases of premises and equipment and other assets	(10,399)	(8,395)
Net cash used in investing activities	(300,934)	(98,860)
Financing Activities
Net increase (decrease) in other short-term borrowings	143,235	(60,222)
Net increase in deposits	148,613	216,636
Repayments of other long-term debt	(20,680)	(380)
Repayments of capital lease obligation	(300)	(281)
Repayments of subordinated debentures	—	(50,000)
Dividends paid	(27,390)	(26,063)
Proceeds from reissuance of treasury stock	237	204
Purchase of treasury stock	(2,315)	(2,072)
Net cash provided by financing activities	241,400	77,822
Net increase in cash and cash equivalents	26,757	41,300
Cash and cash equivalents at January 1	133,409	146,993
Cash and cash equivalents at June 30	$160,166	$188,293
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
The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year of 2025. These interim financial statements should be read in conjunction with First Commonwealth’s 2024 Annual Report on Form 10-K.
Note 2 Acquisition
On April 30, 2025, the Company completed its acquisition of CenterGroup Financial, Inc. (“Center”) and its banking subsidiary, CenterBank, for consideration of 3,016,009 shares of the Company's common stock. Through the acquisition, the Company obtained three full-service banking offices, a loan production office and a mortgage office, all located in the Cincinnati, Ohio market.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the Center acquisition (dollars in thousands):

Consideration paid
Cash paid to shareholders - fractional shares	$1
Shares issued to shareholders (3,016,009 shares)	46,205
Total consideration paid		$46,206

Fair value of assets acquired
Cash and due from banks	4,672
Investment securities	21,396
FHLB stock	3,144
Loans, including loans held for sale	291,296
Premises and equipment	4,276
Core deposit intangible	5,355
Bank owned life insurance	430
Other assets	4,950
Total assets acquired		335,519

Fair value of liabilities assumed
Deposits	277,980
Borrowings	22,785
Other liabilities	3,487
Total liabilities assumed		304,252
Total fair value of identifiable net assets		$31,267
Goodwill		$14,939
The Company determined that this acquisition constitutes a business combination and therefore was accounted for using the acquisition method of accounting. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired, liabilities assumed and consideration paid at fair value. The $14.9 million excess of the consideration paid over the fair value of assets acquired was recorded as goodwill and is not amortizable or deductible for tax purposes. The amount of goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with Center.
The fair value of the 3,016,009 common shares issued was determined based on the $15.32 closing market price of the Company's common shares on the acquisition date, April 30, 2025.
While the valuation of the acquired assets and liabilities is substantially complete, fair value estimates are subject to adjustment during the provisional period, which may last up to twelve months subsequent to the acquisition date. During this period, the Company may obtain additional information to refine the valuations and adjust the recorded fair value, although such adjustments are not expected to be significant. Valuations subject to adjustments include, but are not limited to, the fair value of acquired loans due to several outstanding collateral appraisals and accrued and deferred income taxes due to Center's tax returns being open for the year ended December 31, 2024 and period ended April 30, 2025.
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
Investment securities - The estimated fair value of the investment portfolio was based on quoted market prices.

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
A day 1 allowance for credit losses of $3.4 million related to non-PCD loans and $0.4 million related to the off-balance sheet commitment liability was recorded through the provision for credit losses within the Consolidated Statements of Income. At the date of acquisition, of the $303.7 million of portfolio loans acquired from Center, $29.2 million, or 9.6%, of Center's loan portfolio, was accounted for as PCD loans as of May 1, 2025.
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
Borrowings - The estimated fair value of short-term borrowings was determined to approximate stated value. Long-term debt with the Federal Home Loan Bank of Cincinnati was valued using the prepayment penalty for payoff on April 30, 2025.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides details related to the fair value of acquired PCD loans as of April 30, 2025.

	Unpaid Principal Balance	PCD Allowance for Credit Loss at Acquisition	(Discount) Premium on Acquired Loans	Fair Value of PCD Loans at Acquisition
	(dollars in thousands)
Commercial, financial, agricultural and other	$13,302	$(1,616)	$(487)	$11,199
Time and demand	13,302	(1,616)	(487)	11,199
Time and demand other	—	—	—	—
Real estate construction	2,442	(1,104)	(54)	1,284
Construction other	557	(370)	(17)	170
Construction residential	1,885	(734)	(37)	1,114
Residential real estate	3,845	(307)	(138)	3,400
Residential first lien	3,372	(300)	(137)	2,935
Residential junior lien/home equity	473	(7)	(1)	465
Commercial real estate	9,604	(1,087)	(330)	8,187
Multifamily	1,210	(120)	(78)	1,012
Non-owner occupied	5,330	(943)	(184)	4,203
Owner occupied	3,064	(24)	(68)	2,972
Loans to individuals	30	(2)	—	28
Automobile and recreational vehicles	14	(1)	—	13
Consumer other	16	(1)	—	15
Total loans and leases	$29,223	$(4,116)	$(1,009)	$24,098

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides details related to the fair value and Day 1 provision related to the acquired non-PCD loans as of April 30, 2025.

	Unpaid Principal Balance	(Discount) premium on acquired loans	Fair Value of Non-PCD Loans at Acquisition	Day 1 Provision for Credit Losses - Non-PCD Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$50,555	$(2,137)	$48,418	$630
Time and demand	50,535	(2,137)	48,398	630
Time and demand other	20	—	20	—
Real estate construction	32,074	(941)	31,133	691
Construction other	18,829	(472)	18,357	445
Construction residential	13,245	(469)	12,776	246
Residential real estate	82,609	(3,396)	79,213	665
Residential first lien	67,906	(3,145)	64,761	556
Residential junior lien/home equity	14,703	(251)	14,452	109
Commercial real estate	108,843	(3,550)	105,293	1,389
Multifamily	17,405	(481)	16,924	180
Non-owner occupied	43,927	(1,763)	42,164	512
Owner occupied	47,511	(1,306)	46,205	697
Loans to individuals	357	(10)	347	4
Automobile and recreational vehicles	337	(9)	328	4
Consumer other	20	(1)	19	—
Total loans and leases	$274,438	$(10,034)	$264,404	$3,379
The following table presents the change in goodwill during the period (dollars in thousands):

For the Six Months Ended June 30, 2025
Goodwill at December 31, 2024	$363,715
Goodwill from Center acquisition	14,939
Goodwill at June 30, 2025	$378,654
Costs related to the acquisition totaled $4.1 million. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Consolidated Statements of Income.
As a result of the full integration of the operations of Center, it is not practicable to determine revenue or net income included in the Company's operating results relating to Center since the date of acquisition as Center's results cannot be separately identified.

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

	For the Six Months Ended June 30,
	2025			2024
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$21,562	$(4,528)	$17,034	$(11,794)	$2,476	$(9,318)
Reclassification adjustment for losses on securities included in net income	5,142	(1,080)	4,062	5,535	(1,162)	4,373
Total unrealized gains (losses) on securities	26,704	(5,608)	21,096	(6,259)	1,314	(4,945)
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	6,668	(1,400)	5,268	4,158	(873)	3,285
Total unrealized gains on derivatives	6,668	(1,400)	5,268	4,158	(873)	3,285
Total other comprehensive income (loss)	$33,372	$(7,008)	$26,364	$(2,101)	$441	$(1,660)

	For the Three Months Ended June 30,
	2025			2024
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period	$4,469	$(939)	$3,530	$(1,919)	$402	$(1,517)
Reclassification adjustment for losses on securities included in net income	—	—	—	5,535	(1,162)	4,373
Total unrealized gains on securities	4,469	(939)	3,530	3,616	(760)	2,856
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	1,891	(397)	1,494	3,575	(750)	2,825
Total unrealized gains on derivatives	1,891	(397)	1,494	3,575	(750)	2,825
Total other comprehensive income	$6,360	$(1,336)	$5,024	$7,191	$(1,510)	$5,681

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the six months ended June 30:

	2025				2024
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(94,403)	$339	$(8,450)	$(102,514)	$(92,340)	$344	$(19,760)	$(111,756)
Other comprehensive income (loss) before reclassification adjustment	17,034	—	5,268	22,302	(9,318)	—	3,285	(6,033)
Amounts reclassified from accumulated other comprehensive (loss) income	4,062	—	—	4,062	4,373	—	—	4,373
Net other comprehensive income (loss) during the period	21,096	—	5,268	26,364	(4,945)	—	3,285	(1,660)
Balance at June 30	$(73,307)	$339	$(3,182)	$(76,150)	$(97,285)	$344	$(16,475)	$(113,416)

The following table details the change in components of OCI for the three months ended June 30:

	2025				2024
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at March 31	$(76,837)	$339	$(4,676)	$(81,174)	$(100,141)	$344	$(19,300)	$(119,097)
Other comprehensive income (loss) before reclassification adjustment	3,530	—	1,494	5,024	(1,517)	—	2,825	1,308
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	—	4,373	—	—	4,373
Net other comprehensive income during the period	3,530	—	1,494	5,024	2,856	—	2,825	5,681
Balance at June 30	$(73,307)	$339	$(3,182)	$(76,150)	$(97,285)	$344	$(16,475)	$(113,416)
Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the six months ended June 30:

	2025	2024
	(dollars in thousands)
Cash paid during the period for:
Interest	$105,444	$98,341
Income taxes	8,171	14,946
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	2,985	2,784
Loans transferred from held to maturity to held for sale	34,058	38,207
Loans transferred from held for sale to held to maturity	(4,425)	(1,296)
Gross increase (decrease) in market value adjustment to securities available for sale	26,704	(6,259)
Gross increase in market value adjustment to derivatives	6,668	4,158
Noncash treasury stock reissuance	2,339	2,325
Net assets acquired through acquisition	26,595	—
Proceeds from death benefit on bank owned life insurance not received	304	1,790

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average common shares issued	125,612,097	123,603,380	124,613,288	123,603,380
Average treasury stock shares	(21,656,080)	(21,304,610)	(21,700,837)	(21,365,195)
Average deferred compensation shares	(56,581)	(57,308)	(56,562)	(57,137)
Average unearned non-vested shares	(271,044)	(194,238)	(252,952)	(166,812)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	103,628,392	102,047,224	102,602,937	102,014,236
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	243,412	182,749	226,784	166,628
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	56,624	57,625	56,624	57,625
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	103,928,428	102,287,598	102,886,345	102,238,489
Per Share Data:
Basic Earnings per Share	$0.32	$0.36	$0.64	$0.73
Diluted Earnings per Share	$0.32	$0.36	$0.64	$0.73
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the six months ended June 30, because to do so would have been antidilutive.

	2025			2024
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	126,903	$12.70	$18.62	143,589	$12.39	$16.43
Restricted Stock Units	39,950	$18.14	$18.14	106,488	$15.05	$17.09

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
The following table identifies the notional amount of those instruments at the date shown below:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,439,529	$2,254,445
Financial standby letters of credit	14,705	13,791
Performance standby letters of credit	28,525	29,265
Commercial letters of credit	569	554

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notional amounts outstanding as of June 30, 2025 include amounts issued in 2025 of $1.9 million in performance standby letters of credit. There were no financial standby or commercial letters of credit issued in 2025. A liability of $0.3 million has been recorded as of both June 30, 2025 and December 31, 2024, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $6.7 million and $4.1 million as of June 30, 2025 and December 31, 2024, respectively. The June 30, 2025 liability amount includes $0.4 million in credit risk for commitments acquired as part of the Center acquisition. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans as well as estimated utilization for each loan category.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2025, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	June 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,846	$22	$(176)	$2,692	$3,096	$14	$(212)	$2,898
Mortgage-Backed Securities – Commercial	757,242	4,562	(48,794)	713,010	779,232	2,489	(57,546)	724,175
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	373,287	1,559	(49,533)	325,313	413,434	1,481	(64,331)	350,584
Other Government-Sponsored Enterprises	1,000	—	(32)	968	1,000	—	(54)	946
Obligations of States and Political Subdivisions	8,014	—	(753)	7,261	8,510	—	(983)	7,527
Corporate Securities	62,738	1,521	(1,794)	62,465	62,475	1,454	(2,436)	61,493
Total Debt Securities Available for Sale	$1,205,127	$7,664	$(101,082)	$1,111,709	$1,267,747	$5,438	$(125,562)	$1,147,623
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2025, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$7,182	$7,198
Due after 1 but within 5 years	28,465	29,380
Due after 5 but within 10 years	36,105	34,116
Due after 10 years	—	—
	71,752	70,694
Mortgage-Backed Securities (a)	1,133,375	1,041,015
Total Debt Securities	$1,205,127	$1,111,709
(a)  Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $760.1 million and a fair value of $715.7 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $373.3 million and a fair value of $325.3 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales and maturities related to securities held to maturity and securities available for sale were as follows for the six months ended June 30:

	2025	2024
	(dollars in thousands)
Proceeds from sales	$69,862	$69,598
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	(5,142)	(5,535)
	(5,142)	(5,535)
Maturities
Gross gains	—	—
Gross losses	—	—
	—	—
Net losses	$(5,142)	$(5,535)
For the six months ended June 30, 2025, $48.5 million of the proceeds from sales in the above table are a result of management selling $53.7 million in available for sale investment securities yielding 2.61% and reinvesting the proceeds into securities yielding 5.41%. Additionally, $21.4 million in proceeds from sales are a result of the sale of investments acquired as part of the Center acquisition. All of the acquired investments were recorded at fair value at the time of acquisition and subsequently sold at the same value.
Securities available for sale with an estimated fair value of $679.1 million and $580.5 million were pledged as of June 30, 2025 and December 31, 2024, respectively, to secure public deposits and for other purposes required or permitted by law.
Equity Securities
During the second quarter of 2024, Visa commenced an exchange offer for any and all outstanding shares of its Class B-1 common stock for a combination of Visa's Class B-2 common stock, Class C common stock and, where applicable cash in lieu of fractional shares. As part of this exchange, each share of Class B-1 common stock would be exchanged for one half share of the newly issued Class B-2 common stock and Class C common stock would be issued in an amount equivalent to one half of a share of Class B-1 common stock. The Company opted to participate in this exchange offer prior to its expiration and received 13,340 Class B-2 shares and 5,294 Class C shares. In 2024, the Class C shares were sold at fair value resulting in a gain of $5.7

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million. During the first quarter of 2025 the Class B-2 shares, which were carried with a zero basis, were sold, resulting in a $5.1 million gain.
Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	June 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$1,471	$—	$(178)	$1,293	$1,586	$—	$(220)	$1,366
Mortgage-Backed Securities- Commercial	136,470	1,199	(13,363)	124,306	89,404	66	(14,785)	74,685
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	312,092	401	(38,657)	273,836	266,587	—	(47,564)	219,023
Other Government-Sponsored Enterprises	23,032	—	(3,253)	19,779	22,869	—	(4,155)	18,714
Obligations of States and Political Subdivisions	24,178	—	(1,663)	22,515	24,193	—	(2,246)	21,947
Debt Securities Issued by Foreign Governments	800	—	(9)	791	1,000	—	(16)	984
Total Securities Held to Maturity	$498,043	$1,600	$(57,123)	$442,520	$405,639	$66	$(68,986)	$336,719
The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$1,203	$1,196
Due after 1 but within 5 years	14,913	14,264
Due after 5 but within 10 years	31,330	27,190
Due after 10 years	564	435
	48,010	43,085
Mortgage-Backed Securities (a)	450,033	399,435
Total Debt Securities	$498,043	$442,520
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $137.9 million and a fair value of $125.6 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $312.1 million and a fair value of $273.8 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $363.8 million and $247.5 million were pledged as of June 30, 2025 and December 31, 2024, respectively, to secure public deposits and for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2025 and December 31, 2024, our FHLB stock totaled $35.9 million and $25.2 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and six months ended June 30, 2025.
At June 30, 2025 and December 31, 2024, "Other investments" also includes $5.7 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the six-months ended June 30, 2025 and 2024, there were no gains or losses recognized through earnings on these equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of any decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, the impact of interest rate changes and other relevant information.
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
The following table presents the gross unrealized losses and estimated fair values at June 30, 2025, for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$—	$—	$2,883	$(354)	$2,883	$(354)
Mortgage-Backed Securities – Commercial	54,651	(833)	252,835	(61,324)	307,486	(62,157)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	357	(1)	456,285	(88,189)	456,642	(88,190)
Other Government-Sponsored Enterprises	—	—	20,747	(3,285)	20,747	(3,285)
Obligations of States and Political Subdivisions	499	(1)	28,388	(2,415)	28,887	(2,416)
Debt Securities Issued by Foreign Governments	—	—	391	(9)	391	(9)
Corporate Securities	—	—	27,712	(1,794)	27,712	(1,794)
Total Securities	$55,507	$(835)	$789,241	$(157,370)	$844,748	$(158,205)

At June 30, 2025, fixed income securities issued by the U.S. Government and U.S. Government-sponsored enterprises comprised 94% of the estimated fair value for the total portfolio and 97% of total unrealized losses. All unrealized losses are the

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

result of changes in market interest rates. At June 30, 2025, there are 235 debt securities in the portfolio, with 149 debt securities in an unrealized loss position.
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
As of June 30, 2025, our corporate securities had an amortized cost and an estimated fair value of $62.7 million and $62.5 million, respectively. As of December 31, 2024, our corporate securities had an amortized cost and estimated fair value of $62.5 million and $61.5 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were 7 corporate securities out of a total of 15 that were in an unrealized loss position at both June 30, 2025 and December 31, 2024. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the six months ended June 30, 2025 and 2024.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Consolidated Statements of Financial Condition net of deferred fees and costs, and discounts related to purchased loans. Net deferred fees were $17.3 million and $14.7 million as of June 30, 2025 and December 31, 2024, respectively, and discounts on purchased loans from acquisitions were $26.4 million and $18.9 million as of June 30, 2025 and December 31, 2024, respectively. The following table provides outstanding balances related to each of our loan types:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,955,333	$1,677,989
Time and demand	1,255,560	1,133,595
Commercial credit cards	12,581	11,718
Equipment finance	573,810	427,320
Time and demand other	113,382	105,356
Real estate construction	448,152	483,384
Construction other	424,437	475,367
Construction residential	23,715	8,017
Residential real estate	2,390,275	2,341,703
Residential first lien	1,691,200	1,670,547
Residential junior lien/home equity	699,075	671,156
Commercial real estate	3,366,267	3,124,704
Multifamily	644,970	597,145
Non-owner occupied	1,948,160	1,804,950
Owner occupied	773,137	722,609
Loans to individuals	1,410,788	1,355,974
Automobile and recreational vehicles	1,339,660	1,280,645
Consumer credit cards	9,293	9,865
Consumer other	61,835	65,464
Total loans and leases	$9,570,815	$8,983,754
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
Calculation of the Allowance for Credit Losses
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default, and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 4.21%, and during the one-year forecast period it was projected to average 5.02%, with a peak of 5.42%.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness category:

	June 30, 2025
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,833,012	$56,242	$66,079	$—	$—	$122,321	$1,955,333
Time and demand	1,136,061	55,574	63,925	—	—	119,499	1,255,560
Commercial credit cards	12,581	—	—	—	—	—	12,581
Equipment finance	570,991	665	2,154	—	—	2,819	573,810
Time and demand other	113,379	3	—	—	—	3	113,382
Real estate construction	438,264	6,773	3,115	—	—	9,888	448,152
Construction other	415,613	6,773	2,051	—	—	8,824	424,437
Construction residential	22,651	—	1,064	—	—	1,064	23,715
Residential real estate	2,374,017	3,736	12,522	—	—	16,258	2,390,275
Residential first lien	1,679,307	3,736	8,157	—	—	11,893	1,691,200
Residential junior lien/home equity	694,710	—	4,365	—	—	4,365	699,075
Commercial real estate	3,260,110	58,131	48,026	—	—	106,157	3,366,267
Multifamily	623,524	20,447	999	—	—	21,446	644,970
Non-owner occupied	1,904,275	21,213	22,672	—	—	43,885	1,948,160
Owner occupied	732,311	16,471	24,355	—	—	40,826	773,137
Loans to individuals	1,410,510	—	278	—	—	278	1,410,788
Automobile and recreational vehicles	1,339,390	—	270	—	—	270	1,339,660
Consumer credit cards	9,293	—	—	—	—	—	9,293
Consumer other	61,827	—	8	—	—	8	61,835
Total loans and leases	$9,315,913	$124,882	$130,020	$—	$—	$254,902	$9,570,815

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,579,704	$65,892	$32,393	$—	$—	$98,285	$1,677,989
Time and demand	1,037,723	64,757	31,115	—	—	95,872	1,133,595
Commercial credit cards	11,718	—	—	—	—	—	11,718
Equipment finance	424,911	1,131	1,278	—	—	2,409	427,320
Time and demand other	105,352	4	—	—	—	4	105,356
Real estate construction	480,675	180	2,529	—	—	2,709	483,384
Construction other	472,658	180	2,529	—	—	2,709	475,367
Construction residential	8,017	—	—	—	—	—	8,017
Residential real estate	2,328,571	1,297	11,835	—	—	13,132	2,341,703
Residential first lien	1,661,868	1,297	7,382	—	—	8,679	1,670,547
Residential junior lien/home equity	666,703	—	4,453	—	—	4,453	671,156
Commercial real estate	3,014,905	60,510	49,289	—	—	109,799	3,124,704
Multifamily	578,725	18,346	74	—	—	18,420	597,145
Non-owner occupied	1,754,255	21,869	28,826	—	—	50,695	1,804,950
Owner occupied	681,925	20,295	20,389	—	—	40,684	722,609
Loans to individuals	1,355,724	—	250	—	—	250	1,355,974
Automobile and recreational vehicles	1,280,498	—	147	—	—	147	1,280,645
Consumer credit cards	9,865	—	—	—	—	—	9,865
Consumer other	65,361	—	103	—	—	103	65,464
Total loans and leases	$8,759,579	$127,879	$96,296	$—	$—	$224,175	$8,983,754
The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year:

	June 30, 2025
	Term Loans						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
	(dollars in thousands)
Time and demand	$70,892	$146,514	$113,962	$100,819	$77,765	$102,380	$643,228	$1,255,560
Pass	69,257	146,078	110,239	93,731	58,221	95,476	563,059	1,136,061
OAEM	1,635	309	1,228	3,153	10,878	3,255	35,116	55,574
Substandard	—	127	2,495	3,935	8,666	3,649	45,053	63,925
Gross charge-offs	—	—	(230)	(760)	(333)	(1,673)	(343)	(3,339)
Gross recoveries	—	—	—	402	—	550	2,850	3,802
Commercial credit cards	—	—	—	—	—	—	12,581	12,581
Pass	—	—	—	—	—	—	12,581	12,581
Gross charge-offs	—	—	—	—	—	—	(124)	(124)
Gross recoveries	—	—	—	—	—	—	22	22
Equipment finance	203,989	228,262	108,888	32,671	—	—	—	573,810
Pass	203,989	227,464	107,819	31,719	—	—	—	570,991
OAEM	—	315	129	221	—	—	—	665
Substandard	—	483	940	731	—	—	—	2,154
Gross charge-offs	—	(245)	(157)	(724)	—	—	—	(1,126)
Gross recoveries	—	7	133	282	—	—	—	422

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2025
	Term Loans						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
	(dollars in thousands)
Time and demand other	5,377	11,258	10,617	4,424	15,465	56,482	9,759	113,382
Pass	5,377	11,258	10,617	4,424	15,465	56,482	9,756	113,379
OAEM	—	—	—	—	—	—	3	3
Gross charge-offs	—	—	—	—	—	—	(833)	(833)
Gross recoveries	—	—	—	—	—	1	120	121
Construction other	41,248	62,383	183,400	65,712	45,455	23,606	2,633	424,437
Pass	41,248	62,383	183,400	64,994	37,349	23,606	2,633	415,613
OAEM	—	—	—	178	6,595	—	—	6,773
Substandard	—	—	—	540	1,511	—	—	2,051
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Construction residential	5,642	8,972	2,224	3,521	2,761	27	568	23,715
Pass	5,642	8,972	2,224	3,521	1,697	27	568	22,651
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,064	—	—	1,064
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Residential first lien	37,827	57,399	155,571	365,513	464,071	608,479	2,340	1,691,200
Pass	37,827	57,380	152,912	362,891	462,247	603,778	2,272	1,679,307
OAEM	—	—	—	1,644	173	1,851	68	3,736
Substandard	—	19	2,659	978	1,651	2,850	—	8,157
Gross charge-offs	—	—	(91)	(5)	(8)	(4)	—	(108)
Gross recoveries	—	—	—	—	—	42	—	42
Residential junior lien/home equity	22,517	19,991	50,084	53,931	34,681	5,779	512,092	699,075
Pass	22,517	19,991	50,073	53,856	34,681	5,584	508,008	694,710
Substandard	—	—	11	75	—	195	4,084	4,365
Gross charge-offs	—	—	—	—	—	—	(118)	(118)
Gross recoveries	—	—	—	—	—	2	139	141
Multifamily	11,354	27,920	31,419	266,676	128,405	177,549	1,647	644,970
Pass	11,354	27,920	31,419	252,666	123,357	175,458	1,350	623,524
OAEM	—	—	—	14,010	5,048	1,092	297	20,447
Substandard	—	—	—	—	—	999	—	999
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Non-owner occupied	119,701	110,015	237,294	450,464	205,252	811,781	13,653	1,948,160
Pass	119,701	110,015	237,294	438,277	201,908	783,516	13,564	1,904,275
OAEM	—	—	—	8,773	3,344	9,096	—	21,213
Substandard	—	—	—	3,414	—	19,169	89	22,672
Gross charge-offs	—	—	—	—	—	(875)	—	(875)
Gross recoveries	—	—	—	—	—	115	—	115
Owner occupied	48,654	82,638	117,075	150,153	138,395	222,384	13,838	773,137
Pass	48,654	77,647	112,572	138,474	135,034	206,566	13,364	732,311
OAEM	—	610	2,370	5,825	3,214	4,325	127	16,471
Substandard	—	4,381	2,133	5,854	147	11,493	347	24,355
Gross charge-offs	—	(130)	(126)	(957)	—	—	—	(1,213)
Gross recoveries	—	—	—	—	—	52	—	52

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2025
	Term Loans						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
	(dollars in thousands)
Automobile and recreational vehicles	292,556	343,161	264,788	259,959	116,750	62,446	—	1,339,660
Pass	292,556	343,108	264,703	259,886	116,712	62,425	—	1,339,390
Substandard	—	53	85	73	38	21	—	270
Gross charge-offs	—	(658)	(1,034)	(1,241)	(477)	(140)	—	(3,550)
Gross recoveries	—	151	373	588	269	247	—	1,628
Consumer credit cards	—	—	—	—	—	—	9,293	9,293
Pass	—	—	—	—	—	—	9,293	9,293
Gross charge-offs	—	—	—	—	—	—	(169)	(169)
Gross recoveries	—	—	—	—	—	—	48	48
Consumer other	3,543	6,352	3,218	1,833	9,147	2,564	35,178	61,835
Pass	3,543	6,352	3,218	1,833	9,141	2,564	35,176	61,827
Substandard	—	—	—	—	6	—	2	8
Gross charge-offs	—	(50)	(108)	(46)	(68)	(1)	(708)	(981)
Gross recoveries	—	—	2	1	21	22	141	187
Total loans and leases	$863,300	$1,104,865	$1,278,540	$1,755,676	$1,238,147	$2,073,477	$1,256,810	$9,570,815
Total charge-offs	$—	$(1,083)	$(1,746)	$(3,733)	$(886)	$(2,693)	$(2,295)	$(12,436)
Total recoveries	$—	$158	$508	$1,273	$290	$1,031	$3,320	$6,580

	December 31, 2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
	(dollars in thousands)
Time and demand	$144,084	$115,113	$101,483	$80,688	$47,378	$67,103	$577,746	$1,133,595
Pass	142,872	107,764	96,068	60,244	44,645	56,393	529,737	1,037,723
OAEM	1,212	2,696	3,327	11,963	1,881	4,362	39,316	64,757
Substandard	—	4,653	2,088	8,481	852	6,348	8,693	31,115
Gross charge-offs	—	(17)	(45)	(271)	(658)	(4,380)	(5,760)	(11,131)
Gross recoveries	—	—	1	—	208	197	29	435
Commercial credit cards	—	—	—	—	—	—	11,718	11,718
Pass	—	—	—	—	—	—	11,718	11,718
Gross charge-offs	—	—	—	—	—	—	(251)	(251)
Gross recoveries	—	—	—	—	—	—	6	6
Equipment finance	256,015	129,463	41,842	—	—	—	—	427,320
Pass	255,572	128,560	40,779	—	—	—	—	424,911
OAEM	443	267	421	—	—	—	—	1,131
Substandard	—	636	642	—	—	—	—	1,278
Gross charge-offs	(59)	(984)	(977)	—	—	—	—	(2,020)
Gross recoveries	—	98	76	—	—	—	—	174
Time and demand other	10,746	10,813	4,561	16,526	18,435	41,261	3,014	105,356
Pass	10,746	10,813	4,561	16,526	18,435	41,261	3,010	105,352
OAEM	—	—	—	—	—	—	4	4
Gross charge-offs	—	—	—	—	—	—	(2,110)	(2,110)
Gross recoveries	—	—	—	—	—	10	188	198

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
Total net charge-offs for the six months ended June 30, 2025 and 2024 were $5.9 million and $8.7 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of June 30, 2025 and December 31, 2024. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2025
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,386	$809	$259	$53,682	$58,136	$1,897,197	$1,955,333
Time and demand	3,024	524	122	52,551	56,221	1,199,339	1,255,560
Commercial credit cards	42	22	—	—	64	12,517	12,581
Equipment finance	320	263	137	1,131	1,851	571,959	573,810
Time and demand other	—	—	—	—	—	113,382	113,382
Real estate construction	348	—	—	3,115	3,463	444,689	448,152
Construction other	—	—	—	2,051	2,051	422,386	424,437
Construction residential	348	—	—	1,064	1,412	22,303	23,715
Residential real estate	4,158	1,053	778	12,345	18,334	2,371,941	2,390,275
Residential first lien	2,644	819	411	7,980	11,854	1,679,346	1,691,200
Residential junior lien/home equity	1,514	234	367	4,365	6,480	692,595	699,075
Commercial real estate	1,581	1,139	3	30,087	32,810	3,333,457	3,366,267
Multifamily	—	—	—	961	961	644,009	644,970
Non-owner occupied	361	1,036	—	17,453	18,850	1,929,310	1,948,160
Owner occupied	1,220	103	3	11,673	12,999	760,138	773,137
Loans to individuals	4,015	628	257	278	5,178	1,405,610	1,410,788
Automobile and recreational vehicles	3,815	505	102	270	4,692	1,334,968	1,339,660
Consumer credit cards	35	16	—	—	51	9,242	9,293
Consumer other	165	107	155	8	435	61,400	61,835
Total loans and leases	$13,488	$3,629	$1,297	$99,507	$117,921	$9,452,894	$9,570,815

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
At June 30, 2025 and December 31, 2024, there were no nonperforming loans held for sale. During both the six months ended June 30, 2025 and 2024, there were no gains recognized on the sale of nonperforming loans.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of June 30, 2025 and December 31, 2024. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2025			December 31, 2024
	Recorded investment	Unpaid principal balance	Related specific allowance	Recorded investment	Unpaid principal balance	Related specific allowance
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$7,251	$15,602		$5,619	$21,745
Time and demand	6,423	14,774		4,813	20,939
Equipment finance	828	828		806	806
Time and demand other	—	—		—	—
Real estate construction	1,511	1,511		2,529	2,581
Construction other	1,511	1,511		2,529	2,581
Construction residential	—	—		—	—
Residential real estate	9,238	10,837		8,875	10,524
Residential first lien	6,471	7,419		6,020	6,993
Residential junior lien/home equity	2,767	3,418		2,855	3,531
Commercial real estate	16,869	23,417		18,346	24,047
Multifamily	961	1,044		20	21
Non-owner occupied	13,212	18,359		16,948	22,372
Owner occupied	2,696	4,014		1,378	1,654
Loans to individuals	278	4,622		250	2,237
Automobile and recreational vehicles	270	4,520		147	2,080
Consumer other	8	102		103	157
Subtotal	35,147	55,989		35,619	61,134
With a specific allowance recorded:
Commercial, financial, agricultural and other	46,431	47,716	$10,325	9,368	10,459	$4,724
Time and demand	46,128	47,413	10,212	9,368	10,459	4,724
Equipment finance	303	303	113	—	—	—
Time and demand other	—	—	—	—	—	—
Real estate construction	1,604	1,656	1,044	—	—	—
Construction other	540	557	353	—	—	—
Construction residential	1,064	1,099	691	—	—	—
Residential real estate	3,107	3,286	780	2,712	2,885	369
Residential first lien	1,509	1,514	434	1,114	1,113	47
Residential junior lien/home equity	1,598	1,772	346	1,598	1,772	322
Commercial real estate	13,218	13,502	1,939	13,757	15,058	2,872
Multifamily	—	—	—	—	—	—
Non-owner occupied	4,241	4,340	986	7,602	8,686	2,093
Owner occupied	8,977	9,162	953	6,155	6,372	779
Loans to individuals	—	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Subtotal	64,360	66,160	14,088	25,837	28,402	7,965
Total	$99,507	$122,149	$14,088	$61,456	$89,536	$7,965

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30,
	2025		2024
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$8,647	$78	$5,153	$—
Time and demand	7,851	78	4,366	—
Equipment finance	796	—	787	—
Time and demand other	—	—	—	—
Real estate construction	1,681	106	3,718	—
Construction other	1,681	106	3,718	—
Construction residential	—	—	—	—
Residential real estate	9,599	42	7,943	113
Residential first lien	6,759	29	4,708	110
Residential junior lien/home equity	2,840	13	3,235	3
Commercial real estate	21,013	228	5,426	46
Multifamily	177	—	50	—
Non-owner occupied	14,096	184	2,513	3
Owner occupied	6,740	44	2,863	43
Loans to individuals	262	1	143	3
Automobile and recreational vehicles	223	1	141	3
Consumer other	39	—	2	—
Subtotal	41,202	455	22,383	162
With a specific allowance recorded:
Commercial, financial, agricultural and other	18,899	—	4,585	8
Time and demand	18,848	—	4,542	8
Equipment finance	51	—	43	—
Time and demand other	—	—	—	—
Real estate construction	267	—	—	—
Construction other	90	—	—	—
Construction residential	177	—	—	—
Residential real estate	2,789	—	1,249	—
Residential first lien	1,191	—	—	—
Residential junior lien/home equity	1,598	—	1,249	—
Commercial real estate	6,600	—	13,193	—
Multifamily	—	—	—	—
Non-owner occupied	2,920	—	12,223	—
Owner occupied	3,680	—	970	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	28,555	—	19,027	8
Total	$69,757	$455	$41,410	$170

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2025		2024
	Average recorded investment	Interest income recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$6,906	$—	$4,764	$—
Time and demand	6,153	—	3,959	—
Equipment finance	753	—	805	—
Time and demand other	—	—	—	—
Real estate construction	1,511	—	4,148	—
Construction other	1,511	—	4,148	—
Construction residential	—	—	—	—
Residential real estate	9,359	23	8,169	105
Residential first lien	6,556	10	4,855	102
Residential junior lien/home equity	2,803	13	3,314	3
Commercial real estate	13,021	44	4,102	11
Multifamily	—	—	48	—
Non-owner occupied	334	—	1,890	1
Owner occupied	12,687	44	2,164	10
Loans to individuals	254	1	134	2
Automobile and recreational vehicles	246	1	132	2
Consumer other	8	—	2	—
Subtotal	31,051	68	21,317	118
With a specific allowance recorded:
Commercial, financial, agricultural and other	32,311	—	6,014	8
Time and demand	32,210	—	5,927	8
Equipment finance	101	—	87	—
Time and demand other	—	—	—	—
Real estate construction	535	—	—	—
Construction other	180	—	—	—
Construction residential	355	—	—	—
Residential real estate	2,941	—	1,249	—
Residential first lien	1,343	—	—	—
Residential junior lien/home equity	1,598	—	1,249	—
Commercial real estate	9,084	—	17,354	—
Multifamily	—	—	—	—
Non-owner occupied	3,184	—	15,785	—
Owner occupied	5,900	—	1,569	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	44,871	—	24,617	8
Total	$75,922	$68	$45,934	$126
Unfunded commitments related to nonperforming loans were $0.2 million and $0.3 million at June 30, 2025 and December 31, 2024, respectively. After consideration of the requirements to draw and available collateral related to these commitments, it was determined that no reserve was required for these commitments at June 30, 2025 and December 31, 2024.

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
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty:

	For the Six Months Ended June 30, 2025
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Rate Reduction and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$—	$—	$31,880	$312	$—	$—	$32,192	1.65%
Equipment finance	—	—	—	312	—	—	312	0.05
Residential real estate	$—	$—	$25	$720	$—	$—	$745	0.03%
Residential first lien	—	—	—	698	—	—	698	0.04
Residential junior lien/home equity	—	—	25	22	—	—	47	0.01
Commercial real estate	—	—	—	—	3,201	—	3,201	0.10
Non-owner occupied	—	—	—	—	3,201	—	3,201	0.16
Total	$—	$—	$31,905	$1,032	$3,201	$—	$36,138	0.38%

	For the Six Months Ended June 30, 2024
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Rate Reduction and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$189	$1,114	$—	$66	$—	$102	$1,471	0.09%
Time and demand	189	1,114	—	—	—	—	1,303	0.11
Equipment finance	—	—	—	66	—	102	168	0.05
Residential real estate	—	89	—	389	—	—	478	0.02
Residential first lien	—	89	—	360	—	—	449	0.03
Residential junior lien/home equity	—	—	—	29	—	—	29	—
Commercial real estate	—	—	9,675	152	—	—	9,827	0.32
Owner occupied	—	—	9,675	152	—	—	9,827	1.36
Loans to individuals	—	12	—	9	13	—	34	—
Automobile and recreational vehicles	—	12	—	9	13	—	34	—
Total	$189	$1,215	$9,675	$616	$13	$102	$11,810	0.13%

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2025
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$—	$—	$31,880	$312	$32,192	1.65%
Time and demand	—	—	31,880	—	31,880	2.54
Equipment finance	—	—	—	312	312	0.05
Residential real estate	—	—	25	140	165	0.01
Residential first lien	—	—	—	140	140	0.01
Residential junior lien/home equity	—	—	25	—	25	—
Total	$—	$—	$31,905	$452	$32,357	0.34%

	For the Three Months Ended June 30, 2024
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$—	$245	$—	$—	$245	0.02%
Time and demand	—	245	—	—	245	0.02
Residential real estate	—	—	—	193	193	0.01
Residential first lien	—	—	—	193	193	0.01
Commercial real estate	—	—	9,675	—	9,675	0.31
Owner occupied	—	—	9,675	—	9,675	1.34
Total loans and leases	$—	$245	$9,675	$193	$10,113	0.11%
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

	For the Six Months Ended June 30, 2025
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	—%	1.7	$—	0.5
Time and demand	—	0.0	—	0.5
Equipment finance	—	1.7	—	1.0
Time and demand other	—	0.0	—	0.0
Residential real estate	—	3.0	—	1.2
Residential first lien	—	3.0	—	1.3
Residential junior lien/home equity	—	2.1	—	0.5
Commercial real estate	4.00	0.4	—	0.1
Non-owner occupied	4.00	0.4	—	0.1
Total	4.00%	1.0	$—	0.5

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2024
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	1.78%	2.1	$—	0.4
Time and demand	1.50	2.1	—	0.0
Equipment finance	2.30	0.5	—	0.4
Residential real estate	—	4.2	—	0.6
Residential first lien	—	3.8	—	0.7
Residential junior lien/home equity	—	10.3	—	0.3
Commercial real estate	—	0.5	—	0.9
Owner occupied	—	0.5	—	0.9
Loans to individuals	2.39	2.6	—	0.4
Automobile and recreational vehicles	2.39	2.6	—	0.4
Total	1.81%	2.5	$—	0.9

	For the Three Months Ended June 30, 2025
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	—%	1.7	$—	0.5
Time and demand	—	0.0	—	0.5
Equipment finance	—	1.7	—	1.0
Residential real estate	—	1.9	—	0.6
Residential first lien	—	1.9	—	0.7
Total	—%	1.8	$—	0.5

	For the Three Months Ended June 30, 2024
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	—%	5.0	$—	0.0
Time and demand	—	5.0	—	0.0
Residential real estate	—	1.4	—	0.5
Residential first lien	—	1.4	—	0.5
Commercial real estate	—	0.0	—	0.9
Owner occupied	—	0.0	—	0.9
Total	—%	3.4	$—	0.9

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A modification is considered to be in default when the loan is 90 days or more past due. The following table shows modifications considered to be in default.

	June 30, 2025		December 31, 2024
	Number of Contracts	Balance	Number of Contracts	Balance
	(dollars in thousands)
Residential real estate	2	$388	2	$179
Residential first lien	2	388	2	179
Total loans and leases	2	$388	2	$179
The following table shows the payment status of loans that have been modified in the last twelve months prior to the date presented:

	June 30, 2025
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$33,807	$—	$—	$—	$33,807
Time and demand	33,495	—	—	—	33,495
Real estate construction	178	—	—	—	178
Construction other	178	—	—	—	178
Residential real estate	1,041	166	—	388	1,595
Residential first lien	848	166	—	388	1,402
Residential junior lien/home equity	193	—	—	—	193
Commercial real estate	3,321	—	—	—	3,321
Non-owner occupied	3,321	—	—	—	3,321
Owner occupied	—	—	—	—	—
Total loans and leases	$38,347	$166	$—	$388	$38,901

	December 31, 2024
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,871	$—	$—	$—	$3,871
Time and demand	3,871	—	—	—	3,871
Real estate construction	180	—	—	—	180
Construction other	180	—	—	—	180
Residential real estate	1,455	88	99	179	1,821
Residential first lien	1,258	88	99	179	1,624
Residential junior lien/home equity	197	—	—	—	197
Commercial real estate	9,796	—	—	—	9,796
Non-owner occupied	123	—	—	—	123
Owner occupied	9,673	—	—	—	9,673
Loans to individuals	30	—	—	—	30
Automobile and recreational vehicles	30	—	—	—	30
Total loans and leases	$15,332	$88	$99	$179	$15,698

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Six Months Ended June 30, 2025
	Beginning balance	Day 1 Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$29,131	$1,616	$(5,422)	$4,367	$8,860	$38,552
Time and demand	19,433	1,616	(3,339)	3,802	4,955	26,467
Commercial credit cards	182	—	(124)	22	133	213
Equipment finance	7,844	—	(1,126)	422	2,247	9,387
Time and demand other	1,672	—	(833)	121	1,525	2,485
Real estate construction	6,030	1,104	—	—	402	7,536
Construction other	5,916	370	—	—	232	6,518
Construction residential	114	734	—	—	170	1,018
Residential real estate	22,396	307	(226)	183	1,108	23,768
Residential first lien	15,758	300	(108)	42	680	16,672
Residential junior lien/home equity	6,638	7	(118)	141	428	7,096
Commercial real estate	40,232	1,087	(2,088)	167	1,448	40,846
Multifamily	5,431	120	—	—	(112)	5,439
Non-owner occupied	23,332	943	(875)	115	(609)	22,906
Owner occupied	11,469	24	(1,213)	52	2,169	12,501
Loans to individuals	21,117	2	(4,700)	1,863	3,982	22,264
Automobile and recreational vehicles	18,693	1	(3,550)	1,628	3,411	20,183
Consumer credit cards	341	—	(169)	48	118	338
Consumer other	2,083	1	(981)	187	453	1,743
Total loans and leases	$118,906	$4,116	$(12,436)	$6,580	$15,800	$132,966
a) The provision expense (credit) shown here includes the day 1 provision on non-PCD loans acquired from Center and excludes the provision for off-balance sheet credit exposure included in the income statement.

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2025
	Beginning balance	Day 1 Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$31,345	$1,616	$(1,403)	$677	$6,317	$38,552
Time and demand	20,400	1,616	(363)	318	4,496	26,467
Commercial credit cards	210	—	(26)	—	29	213
Equipment finance	8,776	—	(550)	291	870	9,387
Time and demand other	1,959	—	(464)	68	922	2,485
Real estate construction	6,832	1,104	—	—	(400)	7,536
Construction other	6,675	370	—	—	(527)	6,518
Construction residential	157	734	—	—	127	1,018
Residential real estate	22,338	307	(118)	46	1,195	23,768
Residential first lien	15,603	300	(75)	26	818	16,672
Residential junior lien/home equity	6,735	7	(43)	20	377	7,096
Commercial real estate	38,371	1,087	(624)	11	2,001	40,846
Multifamily	5,478	120	—	—	(159)	5,439
Non-owner occupied	21,814	943	(1)	5	145	22,906
Owner occupied	11,079	24	(623)	6	2,015	12,501
Loans to individuals	21,045	2	(2,281)	934	2,564	22,264
Automobile and recreational vehicles	19,049	1	(1,745)	782	2,096	20,183
Consumer credit cards	323	—	(74)	30	59	338
Consumer other	1,673	1	(462)	122	409	1,743
Total loans and leases	$119,931	$4,116	$(4,426)	$1,668	$11,677	$132,966
a) The provision expense (credit) shown here includes the day 1 provision on non-PCD loans acquired from Center and excludes the provision for off-balance sheet credit exposure included in the income statement.

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

			June 30, 2025	December 31, 2024
Balance sheet:
Operating lease asset classified as premises and equipment			$39,721	$40,171
Operating lease liability classified as other liabilities			44,190	44,654

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,467	$1,455	$2,878	$2,927

Weighted average lease term, in years			12.66	13.15
Weighted average discount rate			3.87%	3.65%
Operating cash flows			$2,891	$2,923
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2025 were as follows (dollars in thousands):

For the twelve months ended:
June 30, 2026	$5,405
June 30, 2027	5,089
June 30, 2028	4,702
June 30, 2029	4,705
June 30, 2030	4,501
Thereafter	32,217
Total future minimum lease payments	56,619
Less remaining imputed interest	12,429
Operating lease liability	$44,190

Note 10 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at June 30, 2025 and December 31, 2024, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill (“the Act”). The Company is currently evaluating income tax implications of the Act and at this time does not expect the Act to have a material impact on the Company’s financial statements.
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
Loans held for sale include residential mortgage loans originated for sale in the secondary mortgage market. The estimated fair value for these loans was determined on the basis of rates obtained in the respective secondary market. Loans held for sale could also include the Small Business Administration guaranteed portion of small business loans. The estimated fair value of these loans is based on the contract with the third party investor. When loans held for sale include other commercial loans, fair value is determined using an executed trade or market bid obtained from potential buyers. There were no loans held for sale in a delinquent or nonaccrual status as of June 30, 2025 and December 31, 2024.
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
There are no Level 3 fair value measurements that require quantitative inputs and assumptions.
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$2,692	$—	$2,692
Mortgage-Backed Securities - Commercial	—	713,010	—	713,010
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	325,313	—	325,313
Other Government-Sponsored Enterprises	—	968	—	968
Obligations of States and Political Subdivisions	—	7,261	—	7,261
Corporate Securities	—	62,465	—	62,465
Total Securities Available for Sale	—	1,111,709	—	1,111,709
Loans Held for Sale	—	42,116	—	42,116
Other Assets(a)	—	14,586	—	14,586
Total Assets	$—	$1,168,411	$—	$1,168,411
Other Liabilities(a)	$—	$19,227	$—	$19,227
Total Liabilities	$—	$19,227	$—	$19,227
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
(a)Hedging and non-hedging interest rate derivatives
During the six months ended June 30, 2025 and 2024, there were no transfers between fair value Levels 1, 2 or 3.
There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2025 and 2024.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at the dates shown below:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$70,774	$14,645	$85,419
Other real estate owned	—	1,048	—	1,048
Total Assets	$—	$71,822	$14,645	$86,467

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$39,407	$14,084	$53,491
Other real estate owned	—	1,215	—	1,215
Total Assets	$—	$40,622	$14,084	$54,706

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following (losses) gains were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Nonperforming loans	$(5,284)	$(6,750)	$(12,734)	$(8,554)
Other real estate owned	(32)	(4)	(32)	(38)
Total losses	$(5,316)	$(6,754)	$(12,766)	$(8,592)
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
The fair value for other real estate owned that is determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned that is determined using an internal valuation, is classified as Level 3. Other real estate owned has a current carrying value of $1.0 million as of June 30, 2025 and primarily consists of residential real estate properties in Pennsylvania and Ohio. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2025.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carrying amount and estimated fair value for standby letters of credit was $0.3 million at both June 30, 2025 and December 31, 2024. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	June 30, 2025
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$121,052	$121,052	$121,052	$—	$—
Interest-bearing deposits	39,114	39,114	39,114	—	—
Securities available for sale	1,111,709	1,111,709	—	1,111,709	—
Securities held to maturity	498,043	442,520	—	442,520	—
Other investments	41,614	41,614	—	35,882	5,732
Loans held for sale	42,993	43,096	—	43,096	—
Loans and leases	9,570,815	9,690,069	—	70,774	9,619,295
Financial liabilities
Deposits	10,104,582	10,100,566	—	10,100,566	—
Short-term borrowings	225,874	224,934	—	224,934	—
Subordinated debt	128,385	117,872	—	—	117,872
Long-term debt	129,957	130,502	—	130,502	—
Capital lease obligation	4,027	4,027	—	4,027	—

	December 31, 2024
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$105,051	$105,051	$105,051	$—	$—
Interest-bearing deposits	28,358	28,358	28,358	—	—
Securities available for sale	1,147,623	1,147,623	—	1,147,623	—
Securities held to maturity	405,639	336,719	—	336,719	—
Other investments	30,954	30,954	—	25,222	5,732
Loans held for sale	51,991	52,219	—	52,219	—
Loans and leases	8,983,754	8,999,020	—	39,407	8,959,613
Financial liabilities
Deposits	9,678,019	9,672,358	—	9,672,358	—
Short-term borrowings	80,139	79,151	—	79,151	—
Subordinated debt	128,305	115,747	—	—	115,747
Long-term debt	130,353	129,880	—	129,880	—
Capital lease obligation	4,327	4,327	—	4,327	—
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
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three and six months ended June 30, 2025 was an increase of $0.5 million.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded. At June 30, 2025, the underlying funded mortgage loan commitments had a carrying value of $12.5 million and a fair value of $14.5 million, while the underlying unfunded mortgage loan commitments had a notional amount of $56.6 million. At December 31, 2024, the underlying funded mortgage loan commitments had a carrying value of $8.3 million and a fair value of $9.6 million, while the underlying unfunded mortgage loan commitments had a notional amount of $60.9 million. The interest rate lock commitments decreased other noninterest income by $0.7 million for the six months ended June 30, 2025, respectively.
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
During 2021, the Company entered into eight interest rate swap contracts that were designated as cash flow hedges, $75.0 million of which matured during 2024 and $150.0 million which matured in May 2025. The remaining interest rate swaps have a total notional amount of $275.0 million: $250.0 million with an original maturity of four years and $25.0 million with an

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

original maturity of five years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans. Initially these swaps were benchmarked to the 1-month LIBOR rate; however, as a result of the discontinuance of the LIBOR rate on June 30, 2023, these swaps were amended to hedge exposure to the variability of the 1-month Daily Simple SOFR rate compounded in arrears. Therefore, the interest rate swaps convert the interest payments on the first $275.0 million of 1-month Daily Simple SOFR based commercial loans into fixed rate payments. The following table provides the notional amount of interest rate swap contracts and their maturity date.

Notional Amount	Maturity Date
(dollars in thousands)
$25,000	08/25/25
25,000	10/10/25
50,000	11/05/25
150,000	05/01/26
25,000	10/15/26
$275,000
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income. For the three and six months ended June 30, 2025, there was a negative impact on net interest income of $2.9 million and $6.3 million, respectively, as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," or "Interest and fees on loans", the same line items in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at June 30, 2025, and changes in the fair value attributed to hedge ineffectiveness were not material.
The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Interest rate derivatives:
Credit value adjustment	$(212)	$(59)
Notional amount:
Interest rate derivatives	1,039,080	966,978
Interest rate caps	51,067	28,950
Interest rate collars	524	524
Risk participation agreements	156,136	179,959
Sold credit protection on risk participation agreements	(158,411)	(151,079)
Interest rate options	56,601	60,934
Interest rate forwards:
Fair value adjustment	(343)	398
Notional amount	46,000	60,000
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(4,086)	(10,754)
Notional amount	315,000	465,000

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income", "Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Non-hedging interest rate derivatives
(Decrease) increase in other income	$(8)	$13	$303	$296
Non-hedging interest rate forwards
(Decrease) increase in other income	(614)	206	(741)	408
Hedging interest rate derivatives
Decrease in interest and fees on loans	(2,944)	(5,907)	(6,905)	(12,202)
Decrease in interest from subordinated debentures	(312)	(724)	(622)	(1,447)

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
We consider First Commonwealth to be one reporting unit (see Note 16 - "Segment Reporting"). The carrying amount of goodwill at June 30, 2025 and December 31, 2024 was $378.7 million and $363.7 million respectively. The increase in goodwill during the six months ended June 30, 2025 is the result of the Center acquisition. No impairment charges on goodwill or other intangible assets were incurred in 2025 or 2024.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of June 30, 2025, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Subordinated Debentures
Subordinated debentures outstanding are as follows:

			June 30, 2025	December 31, 2024
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	2033	5.50% until June 1, 2028, then 3-Month CME Term SOFR + 0.26161% + 2.37%	$49,445	$49,411
First Commonwealth Financial Corp	2031	4.50% until March 29, 2026, then Prime + 1.00%	6,773	6,727
First Commonwealth Capital Trust II	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	41,238	41,238
Total			$128,385	$128,305
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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $2.5 million in commission expense for both the six months ended June 30, 2025 and 2024. .

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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$3,029	$2,821	$6,051	$5,548
Service charges on deposit accounts	5,595	5,546	11,033	10,929
Insurance and retail brokerage commissions	3,097	3,154	6,267	5,805
Card-related interchange income	3,998	7,137	7,652	13,827
Gain on sale of other loans and assets	499	143	624	278
Other income	725	736	1,455	1,462
Noninterest Income (in-scope of Topic 606)	16,943	19,537	33,082	37,849
Noninterest Income (out-of-scope of Topic 606)	7,806	5,673	14,169	11,349
Total Noninterest Income	$24,749	$25,210	$47,251	$49,198
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
The following table presents information related to segment revenue, significant segment expenses and segment net income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Interest income	$158,926	$150,682	$306,054	$296,144
Interest expense	52,685	55,690	104,291	108,848
Net interest income	106,241	94,992	201,763	187,296
Provision for credit losses	12,657	7,827	18,393	12,065
Noninterest Income
Trust income	3,029	2,821	6,051	5,548
Service charges on deposit accounts	5,595	5,546	11,033	10,929
Insurance and retail brokerage commissions	3,097	3,154	6,267	5,805
Gain on sale of mortgage loans	1,836	1,671	3,223	2,999
Gain on sale of other loans and assets	2,217	1,408	3,605	3,459
Card-related interchange income	3,998	7,137	7,652	13,827
Other segment income (a)	4,977	3,473	9,420	6,631
Noninterest expense
Salaries and employee benefits	40,584	37,320	80,999	72,644
Net occupancy	4,894	4,822	10,623	10,156
Furniture and equipment	4,547	4,278	8,740	8,758
Data processing	4,085	3,840	7,902	7,664
Other professional fees and services	1,903	1,286	3,523	2,528
Other segment expense (b)	20,255	14,252	35,731	29,621
Income tax provision	8,663	9,489	17,005	18,421
Segment net income	$33,402	$37,088	$66,098	$74,637
Reconciliation of net income
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$33,402	$37,088	$66,098	$74,637
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 Subsequent Event
On July 29, 2025 the Board of Directors authorized an increase of $25.0 million to the existing share repurchase program of the Company's common stock. Management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in a manner that is intended to comply with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. First Commonwealth may suspend or discontinue the program at any time.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and six months ended June 30, 2025 and 2024, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
•The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board and the implementation of tariffs and other protectionist trade policies.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 55 and 72 for the six and three months ended June 30, 2025 and 2024, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands, except per share data)
Net Income	$33,402	$37,088	$66,098	$74,637
Per Share Data:
Basic Earnings per Share	$0.32	$0.36	$0.64	$0.73
Diluted Earnings per Share	0.32	0.36	0.64	0.73
Cash Dividends Declared per Common Share	0.135	0.130	0.265	0.255
Average Balance:
Total assets	$12,096,327	$11,695,160	$11,889,656	$11,608,301
Total equity	1,492,912	1,344,360	1,461,139	1,334,843
End of Period Balance:
Net loans and leases (1)			$9,480,842	$8,922,005
Total assets			12,237,147	11,626,873
Total deposits			10,104,582	9,408,921
Total equity			1,517,767	1,362,505
Key Ratios:
Return on average assets	1.11%	1.28%	1.12%	1.29%
Return on average equity	8.97%	11.10%	9.12%	11.24%
Dividends payout ratio	42.19%	36.11%	41.41%	34.93%
Average equity to average assets ratio	12.34%	11.50%	12.29%	11.50%
Net interest margin	3.83%	3.57%	3.73%	3.55%
Net loans to deposits ratio			93.83%	94.82%
(1) Includes loans held for sale.

Results of Operations
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net Income
For the six months ended June 30, 2025, First Commonwealth had net income of $66.1 million, or $0.64 diluted earnings per share, compared to net income of $74.6 million, or $0.73 diluted earnings per share, in the six months ended June 30, 2024. The decrease in net income was primarily the result of a $16.1 million increase in noninterest expense, including $4.0 million in merger-related expenses associated with the Center acquisition. Other items impacting results include a decrease in non-interest income of $1.9 million and an increase in the provision for credit losses of $6.3 million, including the $3.8 million in provision expense related to the day 1 CECL adjustment on non-PCD loans acquired in the Center acquisition. Partially offsetting these changes was a $14.5 million increase in net interest income.
For the six months ended June 30, 2025, the Company’s return on average equity was 9.12% and its return on average assets was 1.12%, compared to 11.24% and 1.29%, respectively, for the six months ended June 30, 2024.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $202.4 million in the first six months of 2025, compared to $187.9 million for the same period in 2024. The increase in net interest income can be attributed to an 18 basis point decrease in the cost of interest-bearing liabilities and a 5 basis point increase in the yield on interest-earning assets. Net interest income

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 81.0% and 79.2% for the six months ended June 30, 2025 and 2024, respectively.
The net interest margin on a fully taxable equivalent basis was 3.73% for the six months ended June 30, 2025 and 3.55% for the six months ended June 30, 2024. The net interest margin is affected by changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.
The taxable equivalent yield on interest-earning assets was 5.65% for the six months ended June 30, 2025, an increase of five basis points compared to the 5.60% yield for the same period in 2024. The yield on interest-earning assets benefited from higher reinvestment rates related to the investment portfolio, resulting in the investment portfolio yield increasing by 49 basis points when compared to the six months ended June 30, 2024. For the six months ended June 30, 2025, seven basis points of the yield on interest-earning assets can be attributed to the recognition of $3.9 million in accretion of purchase accounting marks, of which two basis points can be attributed to the Center acquisition. For the six months ended June 30, 2024, accretion of purchase accounting marks contributed $4.1 million, or eight basis points, to the yield on interest-earning assets.
The investment portfolio yield increased 49 basis points in comparison to the prior year as new volume rates were higher than the portfolio yield. The average investment portfolio for the six months ended June 30, 2025 increased $142.4 million as compared to the six months ended June 30, 2024 as a result of excess liquidity from growth in interest-bearing liabilities. Lower interest rates in the six months ended June 30, 2025 compared to the prior year resulted in an 82 basis point decrease in the yield on interest-bearing deposits with bank, while the average balance decreased from $160.4 million in 2024 to $68.2 million in 2025.
The cost of interest-bearing liabilities decreased to 2.63% for the six months ended June 30, 2025, from 2.81% for the same period in 2024. The cost of interest-bearing deposits decreased 6 basis points and short-term borrowings decreased 81 basis points in comparison to the same period last year. The cost of interest-bearing deposits was impacted by declines in market interest rates as well as changes in the mix of deposits, as customers moved funds to take advantage of higher rates offered in money market and time deposit accounts. Comparing the six months ended June 30, 2025 with the comparable period in 2024, average time deposits increased $309.9 million, or 21.4%, with a decrease in the cost of these deposits of 34 basis points. Contributing to the average growth in time deposits was an average of $25.2 million acquired as part of the Center acquisition. Other interest-bearing deposits increased on average $292.9 million, or 5.2%, compared to the six months ended June 30, 2024 and the cost of these deposits decreased 4 basis points. Average growth in other-interest bearing deposits attributable to the Center acquisition totaled $48.9 million. Compared to the prior period, short-term borrowings decreased an average of $471.8 million primarily due to the payoff of $516.0 million in short-term borrowings related to the Federal Reserve Term Funding program in the fourth quarter of 2024.
For the six months ended June 30, 2025, changes in rates positively impacted net interest income by $9.1 million when compared to the same period in 2024. The yield on interest-earning assets positively impacted net interest income by $3.0 million and the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $6.1 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $5.4 million for the six months ended June 30, 2025, as compared to the same period in 2024. Higher levels of interest-earning assets resulted in an increase of $6.9 million in interest income, while changes in the volume and mix of interest-bearing liabilities increased interest expense by $1.6 million. Average interest-earning assets for the six months ended June 30, 2025 increased $292.8 million, or 2.7%, compared to the same period in 2024. Average loans for the comparable period increased $242.6 million, or 2.7%, and average investments increased $142.4 million, or 9.5%. Average loans attributable to the Center acquisition for the six month period ended June 30, 2025 totaled $66.8 million.
Net interest income was positively impacted by a $77.9 million increase in average net free funds for the six months ended June 30, 2025 as compared to the corresponding period in 2024. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The level of net free funds was impacted by a lower level of noninterest-bearing demand deposits as customers became more rate sensitive and moved their funds into interest-bearing deposits, as well as higher average shareholders' equity due to retained earnings and stock issued for the Center acquisition. Average noninterest-bearing demand deposits for the six months ended June 30, 2025 decreased $21.3 million, or 0.9%, compared to the same period in 2024 despite the addition of $14.1 million related to the Center acquisition.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the six months ended June 30:

	2025	2024
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$306,054	$296,144
Adjustment to fully taxable equivalent basis	676	652
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	306,730	296,796
Interest expense	104,291	108,848
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$202,439	$187,948

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheet and net interest income on a fully taxable equivalent basis for the six months ended June 30:

	2025			2024
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$68,177	$1,615	4.78%	$160,398	$4,466	5.60%
Tax-free investment securities	18,183	235	2.61	20,320	272	2.69
Taxable investment securities	1,615,520	29,147	3.64	1,471,002	23,029	3.15
Loans and leases, net of unearned income (b)(c)	9,250,577	275,733	6.01	9,007,969	269,029	6.01
Total interest-earning assets	10,952,457	306,730	5.65	10,659,689	296,796	5.60
Noninterest-earning assets:
Cash	107,553			114,049
Allowance for credit losses	(123,578)			(119,947)
Other assets	953,224			954,510
Total noninterest-earning assets	937,199			948,612
Total Assets	$11,889,656			$11,608,301
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,884,516	$13,760	1.47%	$1,882,353	$16,239	1.73%
Savings deposits (d)	4,000,227	47,823	2.41	3,709,488	43,690	2.37
Time deposits	1,755,643	34,340	3.94	1,445,752	30,795	4.28
Short-term borrowings	98,879	1,866	3.81	570,717	13,104	4.62
Long-term debt	262,720	6,502	4.99	178,780	5,020	5.65
Total interest-bearing liabilities	8,001,985	104,291	2.63	7,787,090	108,848	2.81
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,285,001			2,306,306
Other liabilities	141,531			180,062
Shareholders’ equity	1,461,139			1,334,843
Total Noninterest-Bearing Funding Sources	3,887,671			3,821,211
Total Liabilities and Shareholders’ Equity	$11,889,656			$11,608,301
Net Interest Income and Net Yield on Interest-Earning Assets		$202,439	3.73%		$187,948	3.55%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the six months ended June 30, 2025 and 2024.
(b)Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.
(c)Loan income includes loan fees earned.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the six months ended June 30, 2025 compared with June 30, 2024:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(2,851)	$(2,568)	$(283)
Tax-free investment securities	(37)	(29)	(8)
Taxable investment securities	6,118	2,264	3,854
Loans and leases	6,704	7,251	(547)
Total interest income (b)	9,934	6,918	3,016
Interest-bearing liabilities:
Interest-bearing demand deposits	(2,479)	19	(2,498)
Savings deposits	4,133	3,426	707
Time deposits	3,545	6,595	(3,050)
Short-term borrowings	(11,238)	(10,840)	(398)
Long-term debt	1,482	2,358	(876)
Total interest expense	(4,557)	1,558	(6,115)
Net interest income	$14,491	$5,360	$9,131
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the six months ended June 30:

	2025		2024
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$8,230	66%	$7,339	50%
Time and demand	4,325	35	3,753	26
Commercial credit cards	133	1	68	—
Equipment finance	2,247	18	2,571	18
Time and demand other	1,525	12	947	6
Real estate construction	(289)	(2)	(1,000)	(7)
Construction other	(213)	(2)	(402)	(3)
Construction residential	(76)	(1)	(598)	(4)
Residential real estate	443	4	(1,643)	(11)
Residential first lien	124	1	(1,234)	(8)
Residential junior lien/home equity	319	3	(409)	(3)
Commercial real estate	59	—	5,973	41
Multifamily	(292)	(3)	(27)	—
Non-owner occupied	(1,121)	(9)	5,463	37
Owner occupied	1,472	12	537	4
Loans to individuals	3,978	32	3,971	27
Automobile and recreational vehicles	3,407	27	2,998	20
Consumer credit cards	118	1	157	1
Consumer other	453	4	816	6
Provision for credit losses on loans and leases	$12,421	100%	$14,640	100%
Provision for credit losses - acquisition day 1 non-PCD	3,379		—
Total provision for credit losses on loans and leases	15,800		14,640
Provision for off-balance sheet credit exposure	2,593		(2,575)
Total provision for credit losses	$18,393		$12,065
Total provision expense for the six months ended June 30, 2025, increased $6.3 million compared to the six months ended June 30, 2024. This increase is primarily due to a $3.4 million provision recognized in the second quarter of 2025 as the day-1 non-PCD provision expense resulting from the Center acquisition. Also impacting provision expense in the six months ended June 30, 2025 was $2.6 million related to the reserve for off-balance sheet commitments, primarily due to $0.4 million related to the Center acquisition as well as increased commercial construction commitments. The negative provision for off-balance sheet commitments in 2024 is primarily attributed to lower commitments for commercial construction loans.
The allowance for credit losses was $133.0 million, or 1.39%, of total loans and leases outstanding at June 30, 2025, compared to $118.9 million, or 1.32%, at December 31, 2024 and $123.7 million, or 1.37%, at June 30, 2024. Nonperforming loans as a percentage of total loans and leases increased to 1.04% at June 30, 2025 from 0.63% as of June 30, 2024 and 0.68% at December 31, 2024. The allowance to nonperforming loan ratio was 133.62%, 193.48% and 216.48% as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively.

Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at June 30, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the six months ended June 30, 2025 and 2024 and the year-ended December 31, 2024:

	June 30, 2025	June 30, 2024	December 31, 2024
	(dollars in thousands)
Balance, beginning of period	$118,906	$117,718	$117,718
Day 1 allowance for credit loss on PCD acquired loans	4,116	—	—
Provision for credit losses - acquisition day 1 non-PCD	3,379	—	—
Loans charged off:
Commercial, financial, agricultural and other	5,422	5,250	15,512
Real estate construction	—	35	1,092
Residential real estate	226	255	483
Commercial real estate	2,088	624	8,678
Loans to individuals	4,700	4,868	9,663
Total loans charged off	12,436	11,032	35,428
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	4,367	523	813
Real estate construction	—	6	6
Residential real estate	183	170	370
Commercial real estate	167	124	177
Loans to individuals	1,863	1,505	2,882
Total recoveries	6,580	2,328	4,248
Net charge-offs	5,856	8,704	31,180
Provision for credit losses on loans and leases charged to expense	12,421	14,640	32,368
Balance, end of period	$132,966	$123,654	$118,906
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.13%	0.19%	0.35%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding	1.39%	1.37%	1.32%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the six months ended June 30:

	2025	2024	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$6,051	$5,548	$503	9%
Service charges on deposit accounts	11,033	10,929	104	1
Insurance and retail brokerage commissions	6,267	5,805	462	8
Income from bank owned life insurance	3,440	2,665	775	29
Card-related interchange income	7,652	13,827	(6,175)	(45)
Swap fee income	1,274	—	1,274	—
Other income	4,855	3,931	924	24
Subtotal	40,572	42,705	(2,133)	(5)
Net securities losses	(5,142)	(5,535)	393	(7)
Gain on sale of VISA	5,146	5,558	(412)	(7)
Gain on sale of mortgage loans	3,223	2,999	224	7
Gain on sale of other loans and assets	3,605	3,459	146	4
Derivatives mark to market	(153)	12	(165)	(1,375)
Total noninterest income	$47,251	$49,198	$(1,947)	(4)%
Total noninterest income (excluding net securities losses, gain on VISA sale, gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market) for the six months ended June 30, 2025 decreased $2.1 million, or 5%, compared to the six months ended June 30, 2024. This decrease is primarily due to a $6.2 million decline in card-related interchange income resulting from the Company being subject to the Durbin Amendment to the Dodd-Frank Act beginning July 1, 2024. The Durbin Amendment is now applicable to the Company because its total assets exceeded $10.0 billion as of December 31, 2023 and its curtailment of card-related interchange income went into effect on July 1, 2024.
Swap fee income increased $1.3 million compared to the prior period as a result of new interest rate swaps entered into by our commercial loan customers. Other income increased $0.9 million largely due to a $0.5 million increase in limited partnership income while income from bank owned life insurance increased $0.8 million primarily due to a stable value wrap restructure completed in the first quarter of 2025.
Trust income increased $0.5 million due to revenue for assets under management. Insurance and brokerage commissions increased $0.5 million primarily due to higher annuity sales.
Other items impacting noninterest income include gains on the sale of VISA shares of $5.1 million and $5.6 million, as of June 30, 2025 and 2024, respectively. Offsetting these gains were net security losses of $5.1 million and $5.5 million, as of June 30, 2025 and 2024, respectively, resulting from the sale of available for sale securities that were sold in order to reinvest into higher yielding investments.
Total noninterest income decreased $1.9 million, or 4%, compared to the same period in the prior year. For the six months ended June 30, 2025, $0.1 million in non-interest income can be attributed to the Center acquisition.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the six months ended June 30:

	2025	2024	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$80,999	$72,644	$8,355	12%
Net occupancy	10,623	10,156	467	5
Furniture and equipment	8,740	8,758	(18)	—
Data processing	7,902	7,664	238	3
Advertising and promotion	2,829	2,217	612	28
Pennsylvania shares tax	2,675	2,328	347	15
Intangible amortization	2,442	2,433	9	—
Other professional fees and services	3,523	2,528	995	39
FDIC insurance	2,929	2,899	30	1
Other operating	19,243	17,550	1,693	10
Subtotal	141,905	129,177	12,728	10
Loss on sale or write-down of assets	286	220	66	30
Litigation and operational losses	1,263	1,491	(228)	(15)
Loss on early redemption of subordinated debt	—	369	(369)	—
Merger and acquisition related	4,064	114	3,950	3,465
Total noninterest expense	$147,518	$131,371	$16,147	12%
Noninterest expense increased $16.1 million, or 12%, for the six months ended June 30, 2025 compared to the same period in 2024. This increase is primarily the result of an $8.4 million increase in salaries and benefits expense. Contributing to the higher salary expense in 2025 was a $4.0 million increase in incentive expense, of which $1.5 million can be attributed to finalizing payments related to prior year volumes and performance, with the remaining increase due to higher volumes in 2025. Also impacting the increase in salary and benefit expense is a $0.3 million increase in hospitalization expense and a higher number of full time equivalent employees, partially due to the Center acquisition. The number of full time equivalent employees totaled 1,472 at June 30, 2024 and 1,562 at June 30, 2025.
Other operating expense increased $1.7 million compared to the prior period primarily due to loan related appraisal and credit reporting expenses. The increase in other professional fees and services is a result of services and advisors in several areas, none of which were individually material.
Merger and acquisition related expenses increased $4.0 million compared to the prior period as a result of the Center acquisition which occurred in the second quarter of 2025.
Income Tax
The provision for income taxes decreased $1.4 million for the six months ended June 30, 2025, compared to the corresponding period in 2024, primarily due to the lower level of income before tax.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the six months ended June 30, 2025 and 2024.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an effective tax rate of 20.5% and 19.8% for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, our deferred tax assets totaled $51.7 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earnings levels and consideration of potential tax strategies. If future events differ from our current

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Net Income
For the three months ended June 30, 2025, First Commonwealth recognized net income of $33.4 million, or $0.32 diluted earnings per share, compared to net income of $37.1 million, or $0.36 diluted earnings per share, in the three months ended June 30, 2024. The decline in net income between the two periods is largely attributable to costs associated with the acquisition of Center in the three months ended June 30, 2025. Other items impacting results include a $10.5 million increase in noninterest expense, including $4.0 million in merger related expenses associated with the Center acquisition and a $1.1 million increase in provision for credit losses, excluding the $3.8 million in provision expense related to the day 1 CECL adjustment on non-PCD loans acquired in the Center acquisition. Partially offsetting these changes was an increase of $11.2 million in net interest income.
For the three months ended June 30, 2025, the Company’s return on average equity was 8.97% and its return on average assets was 1.11%, compared to 11.10% and 1.28%, respectively, for the three months ended June 30, 2024.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $106.6 million in the second quarter of 2025, compared to $95.3 million for the same period in 2024. The increase in net interest income can be attributed to a 26 basis point decrease in the cost of interest-bearing liabilities, partially offset by a 7 basis point increase in the yield on interest-earning assets. Net interest income comprises the majority of our operating revenue (i.e., net interest income before provision expense plus noninterest income), at 81.1% and 79.0% for the three months ended June 30, 2025 and 2024, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.83% and 3.57% for the three months ended June 30, 2025 and 2024, respectively.

The taxable equivalent yield on interest-earning assets was 5.73% for the three months ended June 30, 2025, an increase of seven basis points compared to the 5.66% yield for the same period in 2024. This is largely due to a 44 basis points increase in the investment portfolio yield in comparison to the prior year as new volume rates were higher than the portfolio yield. The average investment portfolio balance increased $156.6 million as a result of excess liquidity from growth in interest-bearing liabilities. The average balance of interest-bearing deposits with banks decreased from $208.4 million in 2024 to $59.6 million in 2025, with a yield decrease of 73 basis points.

The loan portfolio yield when compared to the three months ended June 30, 2024, increased by 3 basis points. Accretion of purchase accounting marks contributed $2.6 million or 10 basis points to the yield on interest-earnings assets in the three months ended June 30, 2025, of which four basis points can be attributed to the Center acquisition. Included in the impact of the Center acquisition was two basis points due to accelerated recognition of purchase accounting marks from early loan payoffs. For the three months ended June 30, 2024, accretion of purchase accounting marks contributed $2.1 million, or eight basis points, to the yield on interest-earning assets.

Additionally, the yield on interest earning assets for the three months ended June 30, 2025, was impacted by the maturity of $150.0 million notional amount of interest rate swap contracts on May 1, 2025. The impact of the swap maturities was to increase the yield on interest earning assets by three basis points for the three months ended June 30, 2025.
The cost of interest-bearing liabilities decreased to 2.59% for the three months ended June 30, 2025, from 2.85% for the same period in 2024, primarily due to decreases in the cost of time and interest-bearing deposits. Comparing the three months ended June 30, 2025 with the comparable period in 2024, average time deposits increased $243.3 million, or 16.2%, with a decrease in the cost of these deposits of 53 basis points. Over this period, interest-bearing demand and savings deposits increased on average $369.3 million, or 6.6%, compared to the three months ended June 30, 2024 and the cost of those deposits decreased 11 basis points. The cost of short-term borrowings decreased 55 basis points in comparison to the same period last year. For the three months ended June 30, 2025, the Center acquisition contributed $97.2 million in average interest-bearing demand deposits and $50.3 million in average time deposits.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

For the three months ended June 30, 2025, changes in interest rates positively impacted net interest income by $7.3 million when compared with the same period in 2024. The higher yield on loans contributed to interest-earning assets, positively impacting net interest income by $2.8 million, while a decrease in the cost of interest-bearing liabilities positively impacted net interest income by $4.5 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $4.0 million during the three months ended June 30, 2025, as compared to the same period in 2024. The growth and mix of interest-earning assets resulted in an increase of $5.4 million in interest income, while changes in the volume and mix of interest-bearing liabilities increased interest expense by $1.4 million. Average interest-earning assets for the three months ended June 30, 2025 increased $420.8 million, or 3.9%, compared to the same period in 2024. Average loans for the comparable period increased $413.0 million, or 4.6%. Average time deposits for the three months ended June 30, 2025 increased by $243.3 million compared to the comparable period in 2024, increasing interest expense by $2.6 million. The Center acquisition resulted in the addition of $146.6 million in average interest-earning assets, including $132.6 million in average loans.
Net interest income was positively impacted by a $115.6 million increase in average net free funds for the three months ended June 30, 2025 as compared to June 30, 2024. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The increase in the level of net free funds was primarily the result of an increase in the balance of shareholders' equity due to retained earnings and stock issued for the Center acquisition.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended June 30:

	2025	2024
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$158,926	$150,682
Adjustment to fully taxable equivalent basis	341	329
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	159,267	151,011
Interest expense	52,685	55,690
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$106,582	$95,321

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended June 30:

	2025			2024
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$59,614	$721	4.85%	$208,360	$2,893	5.58%
Tax-free investment securities	17,961	115	2.57	20,174	135	2.69
Taxable investment securities	1,649,027	15,142	3.68	1,490,235	12,008	3.24
Loans and leases, net of unearned income (b)(c)	9,430,284	143,289	6.09	9,017,288	135,975	6.06
Total interest-earning assets	11,156,886	159,267	5.73	10,736,057	151,011	5.66
Noninterest-earning assets:
Cash	107,776			110,802
Allowance for credit losses	(126,570)			(120,077)
Other assets	958,235			968,378
Total noninterest-earning assets	939,441			959,103
Total Assets	$12,096,327			$11,695,160
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$1,915,020	$7,055	1.48%	$1,905,013	$8,539	1.80%
Savings deposits (d)	4,083,306	24,220	2.38	3,724,015	22,202	2.40
Time deposits	1,747,881	16,644	3.82	1,504,544	16,263	4.35
Short-term borrowings	146,503	1,506	4.12	545,551	6,339	4.67
Long-term debt	262,633	3,260	4.98	170,963	2,347	5.52
Total interest-bearing liabilities	8,155,343	52,685	2.59	7,850,086	55,690	2.85
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	2,316,854			2,310,274
Other liabilities	131,218			190,440
Shareholders’ equity	1,492,912			1,344,360
Total noninterest-bearing funding sources	3,940,984			3,845,074
Total Liabilities and Shareholders’ Equity	$12,096,327			$11,695,160
Net Interest Income and Net Yield on Interest-Earning Assets		$106,582	3.83%		$95,321	3.57%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended June 30, 2025 and 2024.
(b)Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.
(c)Loan income includes loan fees earned.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended June 30, 2025 compared with June 30, 2024:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(2,172)	$(2,064)	$(108)
Tax-free investment securities	(20)	(15)	(5)
Taxable investment securities	3,134	1,279	1,855
Loans and leases	7,314	6,223	1,091
Total interest income (b)	8,256	5,423	2,833
Interest-bearing liabilities:
Interest-bearing demand deposits	(1,484)	45	(1,529)
Savings deposits	2,018	2,144	(126)
Time deposits	381	2,632	(2,251)
Short-term borrowings	(4,833)	(4,633)	(200)
Long-term debt	913	1,258	(345)
Total interest expense	(3,005)	1,446	(4,451)
Net interest income	$11,261	$3,977	$7,284

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the three months ended June 30:

	2025		2024
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$5,687	69%	$6,047	67%
Time and demand	3,866	47	4,318	48
Commercial credit cards	29	—	(3)	—
Equipment finance	870	11	1,308	14
Time and demand other	922	11	424	5
Real estate construction	(1,091)	(13)	(125)	(1)
Construction other	(972)	(12)	251	3
Construction residential	(119)	(1)	(376)	(4)
Residential real estate	530	6	(1,656)	(18)
Residential first lien	262	3	(1,127)	(12)
Residential junior lien/home equity	268	3	(529)	(6)
Commercial real estate	612	7	3,772	42
Multifamily	(339)	(4)	(19)	—
Non-owner occupied	(367)	(5)	3,155	35
Owner occupied	1,318	16	636	7
Loans to individuals	2,560	31	920	10
Automobile and recreational vehicles	2,092	25	508	5
Consumer credit cards	59	1	50	1
Consumer other	409	5	362	4
Provision for credit losses on loans and leases	$8,298	100%	$8,958	100%
Provision for credit losses - acquisition day 1 non-PCD	3,379		—
Total provision for credit losses on loans and leases	11,677		8,958
Provision for off-balance sheet credit exposure	980		(1,131)
Total provision for credit losses	$12,657		$7,827

The provision for credit losses on loans and leases for the three months ended June 30, 2025 increased in comparison to the three months ended June 30, 2024 by $2.7 million. The level of provision expense in the second quarter of 2025 was impacted by $3.4 million recognized as the day-1 non-PCD provision expense related to the Center acquisition. Loan growth and the economic forecast also contributed to the increased provision expense in the second quarter of 2025 as well as a $2.5 million net increase in specific reserves on individually analyzed loans. Additionally, the provision for off-balance sheet credit exposure increased $2.1 million primarily due to $0.4 million related to the Center acquisition as well as the level of unfunded commitments for construction loans. Total net charge-offs for the three months ended June 30, 2025 were $2.8 million.

The level of provision expense in the second quarter of 2024 was primarily the result of an increase in loan balances and an additional $5.8 million in specific reserves. Net charge-offs for the three months ended June 30, 2024 were $4.4 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended June 30, 2025 and 2024 and the year-ended December 31, 2024:

	June 30, 2025	June 30, 2024	December 31, 2024
	(dollars in thousands)
Balance, beginning of period	$119,931	$119,098	$117,718
Day 1 allowance for credit loss on PCD acquired loans	3,379	—	—
Provision for credit losses - acquisition day 1 non-PCD	4,116	—	—
Loans charged off:
Commercial, financial, agricultural and other	1,403	2,588	15,512
Real estate construction	—	35	1,092
Residential real estate	118	175	483
Commercial real estate	624	341	8,678
Loans to individuals	2,281	2,330	9,663
Total loans charged off	4,426	5,469	35,428
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	677	103	813
Real estate construction	—	—	6
Residential real estate	46	111	370
Commercial real estate	11	10	177
Loans to individuals	934	843	2,882
Total recoveries	1,668	1,067	4,248
Net charge-offs	2,758	4,402	31,180
Provision for credit losses on loans charged to expense	8,298	8,958	32,368
Balance, end of period	$132,966	$123,654	$118,906

Noninterest Income
The following table presents the components of noninterest income for the three months ended June 30:

	2025	2024	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$3,029	$2,821	$208	7%
Service charges on deposit accounts	5,595	5,546	49	1
Insurance and retail brokerage commissions	3,097	3,154	(57)	(2)
Income from bank owned life insurance	1,938	1,371	567	41
Card-related interchange income	3,998	7,137	(3,139)	(44)
Swap fee income	439	—	439	—
Other income	2,600	2,079	521	25
Subtotal	20,696	22,108	(1,412)	(6)
Net securities losses	—	(5,535)	5,535	(100)
Gain on sale of VISA	—	5,558	(5,558)	(100)
Gain on sale of mortgage loans	1,836	1,671	165	10
Gain on sale of other loans and assets	2,217	1,408	809	57
Derivatives mark to market	—	—	—	—
Total noninterest income	$24,749	$25,210	$(461)	(2)%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Total noninterest income for the three months ended June 30, 2025 decreased $0.5 million compared to the three months ended June 30, 2024. The most significant change includes a $3.1 million decrease in card-related interchange income primarily due to the Durbin Amendment, which impacted the Company beginning July 1, 2024.

Offsetting this decrease is a $0.4 million increase in swap fee income as a result of new swaps entered into by our commercial customers and a $0.6 million increase in income from bank owned life insurance primarily due to the restructuring of a stable value wrap in the first quarter of 2025. Contributing to the increase in Other Income was a $0.2 million increase in limited partnership income.

Gain on sale of other loans and assets increased $0.8 million due to the volume and spread related to the sale of SBA loans.

The most significant changes, other than the changes noted above, are a result of securities transactions in the three months ended June 30, 2024 with no similar activity in the comparable period of 2025. This includes a $5.6 million gain related to the conversion of Visa class B shares and $5.5 million in losses recognized on the sale of $75.1 million in available for sale securities, which were sold in order to reinvest into higher yielding investments.
Noninterest Expense
The following table presents the components of noninterest expense for the three months ended June 30:

	2025	2024	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$40,584	$37,320	$3,264	9%
Net occupancy	4,894	4,822	72	1
Furniture and equipment	4,547	4,278	269	6
Data processing	4,085	3,840	245	6
Advertising and promotion	1,457	898	559	62
Pennsylvania shares tax	1,338	1,126	212	19
Intangible amortization	1,311	1,169	142	12
Other professional fees and services	1,903	1,286	617	48
FDIC insurance	1,550	1,286	264	21
Other operating	10,103	8,833	1,270	14
Subtotal	71,772	64,858	6,914	11
Loss on sale or write-down of assets	71	77	(6)	(8)
Litigation and operational losses	470	494	(24)	(5)
Loss on early redemption of subordinated debt	—	369	(369)	(100)
Merger and acquisition related	3,955	—	3,955	—
Total noninterest expense	$76,268	$65,798	$10,470	16%

Noninterest expense increased $10.5 million for the three months ended June 30, 2025 compared to the same period in 2024. The increase is primarily a result of $4.0 million in merger and acquisition related expenses associated with the Center acquisition and a $3.3 million increase in salaries and employee benefits expense due to annual merit increases, increased severance expense and a higher number of full time equivalent employees.

Other operating expense increased $1.3 million primarily due to loan related appraisal and credit reporting expenses.
Income Tax
The provision for income taxes decreased $0.8 million for the three months ended June 30, 2025, compared to the corresponding period in 2024.  The effective tax rate increased 20 basis points from 20.4% for the three months ended June 30, 2024 to 20.6% for the three months ended June 30, 2025.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended June 30, 2025 and 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs, with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first six months of 2025, the sale, maturity and redemption of investment securities provided $225.8 million in liquidity. These funds contributed to the liquidity available to originate loans, purchase investment securities and fund depositor withdrawals.
The following represents our expanded sources of liquidity as of June 30, 2025:

	Total Available	Amount Used	Outstanding Letters of Credit	Net Available
	(dollars in thousands)
Internal liquidity sources
Unencumbered securities	$556,985	$—	$—	$556,985
Other (excess pledged)	67,779	—	—	67,779
External liquidity sources
FHLB advances	2,578,123	325,958	8,275	2,243,890
FRB borrowings	1,093,476	—	—	1,093,476
Lines with other financial institutions	160,000	—	—	160,000
CDARs (1)	1,220,567	14,538	—	1,206,029
Total liquidity	$5,676,930	$340,496	$8,275	$5,328,159
(1) Reflects internal policy limit. Maximum capacity with CDARs is $1.8 billion.
Our participation in the Certificate of Deposit Account Registry Services (“CDARS”) program is part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of June 30, 2025, the outstanding CDARS balance of $14.5 million carried an average weighted rate of 2.96% and an average original term of 321 days. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	June 30, 2025			December 31, 2024
	Originated	Acquired (a)	Amount	Amount
	(dollars in thousands)
Noninterest-bearing demand deposits	$2,285,352	$41,484	$2,326,836	$2,249,615
Interest-bearing demand deposits	1,872,949	13,004	1,885,953	1,855,633
Savings deposits	3,999,318	133,190	4,132,508	3,822,305
Time deposits	1,668,978	90,307	1,759,285	1,750,466
Total	$9,826,597	$277,985	$10,104,582	$9,678,019
(a)Reflects the deposit balances, including purchase accounting marks, of deposits acquired from Center as of the acquisition date of April 30, 2025.

In the table above, compared to amounts previously disclosed, deposits for December 31, 2024 reflect a reclassification of $1.2 billion out of savings deposits into interest-bearing demand deposits. This reclassification removes the impact of an internal sweep program that has historically been in place for regulatory reserve requirements. In the second quarter of 2025, the internal sweep program was terminated, therefore for consistency purposes, interest-bearing demand deposits and savings deposits for periods prior to June 30, 2025 are now shown without the deposit reclassification.
The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds.
During the first six months of 2025, total deposits increased $426.6 million, of which $278.0 million was from the Center acquisition. Interest-bearing demand and savings deposits increased $340.5 million, $146.2 million of which relates to Center, time deposits increased $8.8 million, a $90.3 million increase due to the Center acquisition offset by an $81.5 million decrease in organic deposits, and noninterest-bearing demand deposits increased $77.2 million, $41.5 million of which relates to Center.
The estimated total of uninsured deposits was $2.8 billion and $2.6 billion at June 30, 2025 and December 31, 2024, respectively, of which $0.8 billion were secured by pledged investment securities or letters of credit at both June 30, 2025 and December 31, 2024. Uninsured amounts are estimated based on known account relationships for each depositor and insurance guidelines provided by the FDIC.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.68 at June 30, 2025 and December 31, 2024. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is the gap analysis as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,860,496	$485,259	$804,464	$5,150,219	$3,476,715	$817,113
Investments	81,837	68,800	112,690	263,327	705,493	734,351
Other interest-earning assets	37,880	—	—	37,880	—	1,234
Total interest-sensitive assets (ISA)	3,980,213	554,059	917,154	5,451,426	4,182,208	1,552,698
Certificates of deposit	890,705	493,978	292,691	1,677,374	77,642	1,102
Other deposits	6,018,461	—	—	6,018,461	—	—
Borrowings	305,026	213	427	305,666	179,105	—
Total interest-sensitive liabilities (ISL)	7,214,192	494,191	293,118	8,001,501	256,747	1,102
Gap	$(3,233,979)	$59,868	$624,036	$(2,550,075)	$3,925,461	$1,551,596
ISA/ISL	0.55	1.12	3.13	0.68	16.29	1,408.98
Gap/Total assets	26.43%	0.49%	5.10%	20.84%	32.08%	12.68%

	December 31, 2024
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,668,849	$423,523	$738,672	$4,831,044	$3,212,002	$851,465
Investments	57,039	50,445	119,475	226,959	675,061	771,365
Other interest-earning assets	27,160	—	—	27,160	—	1,198
Total interest-sensitive assets (ISA)	3,753,048	473,968	858,147	5,085,163	3,887,063	1,624,028
Certificates of deposit	681,794	410,573	552,392	1,644,759	104,383	1,218
Other deposits	5,677,938	—	—	5,677,938	—	—
Borrowings	159,245	211	423	159,879	179,508	—
Total interest-sensitive liabilities (ISL)	6,518,977	410,784	552,815	7,482,576	283,891	1,218
Gap	$(2,765,929)	$63,184	$305,332	$(2,397,413)	$3,603,172	$1,622,810
ISA/ISL	0.58	1.15	1.55	0.68	13.69	1,333.36
Gap/Total assets	23.88%	0.55%	2.64%	20.69%	31.10%	14.01%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12-month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2025 ($)	$(10,367)	$(5,109)	$5,928	$10,745
June 30, 2025 (%)	(2.23)%	(1.10)%	1.28%	2.31%

December 31, 2024 ($)	$(8,351)	$(4,213)	$5,101	$9,080
December 31, 2024 (%)	(2.07)%	(1.05)%	1.27%	2.25%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2025 ($)	$(29,711)	$(14,069)	$14,143	$26,198
June 30, 2025 (%)	(6.40)%	(3.03)%	3.04%	5.64%

December 31, 2024 ($)	$(28,123)	$(13,449)	$13,690	$25,374
December 31, 2024 (%)	(6.98)%	(3.34)%	3.40%	6.30%
The Company evaluates its potential interest rate sensitivity by utilizing several interest rate scenarios that incorporate both rising and declining rates. Results of these scenarios are impacted by variables that include the current level of interest rates, product characteristics such as floors and ceilings, the frequency with which variable rate products reset their rates, and projected pricing changes for non-maturity deposits. For example, the results in a declining rate scenario could be affected by the model's use of an assumed interest rate floor of zero. For the six months ended June 30, 2025 and 2024, the cost of our interest-bearing liabilities averaged 2.63% and 2.81%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 5.65% and 5.60%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $6.7 million at June 30, 2025 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
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
Nonperforming loans and leases, including loans held for sale, increased $38.1 million to $99.5 million at June 30, 2025, compared to $61.5 million at December 31, 2024. The increase in nonperforming loans is primarily the result of a $31.9 million dealer floor plan relationship moved to nonaccrual during the second quarter 2025 as a result of being out of trust on sold vehicles. Other additions to nonaccrual during the six months ended June 30, 2025 include $15.2 million in numerous commercial relationships and $8.4 million from the Center acquisition. Offsetting these additions are payoffs of nonperforming loans totaling $12.7 million. Charge-offs for the six months ended June 30, 2025 included $2.5 million related to commercial, financial, agricultural and other loans and $1.3 million in commercial real estate loans.
The allowance for credit losses as a percentage of nonperforming loans was 133.62% as of June 30, 2025, compared to 193.48% at December 31, 2024, and 216.48% at June 30, 2024. The amount of individually assessed reserves included in the allowance for nonperforming loans and leases was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific allocations of $14.1 million and general reserves of $118.9 million as of June 30, 2025. Specific reserves increased $6.1 million in comparison to December 31, 2024 and $2.3 million from June 30, 2024. The increase in specific reserves compared to December 31, 2024 is primarily due to a $4.2 million specific reserve established for the $31.9 million dealer floor plan relationship placed on nonaccrual status in the second quarter of 2025 and $3.6 million in a day-1 allowance for credit losses recognized related to PCD loans acquired from Center.
Criticized loans totaled $254.9 million at June 30, 2025 and represented 2.7% of the loan portfolio. The level of criticized loans increased as of June 30, 2025 when compared to December 31, 2024, by $30.7 million, or 14%. Classified loans totaled $130.0 million at June 30, 2025 compared to $96.3 million at December 31, 2024, an increase of $33.7 million, or 35%. The higher level of classified loans can be attributed to the increase in nonperforming loans as previously discussed.
The allowance for credit losses was $133.0 million at June 30, 2025, or 1.39% of total loans and leases outstanding, compared to 1.32% reported at December 31, 2024, and 1.37% at June 30, 2024. General reserves, or the portion of the allowance related to loans that were not specifically evaluated, as a percentage of performing loans were 1.25% at June 30, 2025 compared to 1.24% at December 31, 2024 and 1.25% at June 30, 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measurements:

	June 30,				December 31, 2024
	2025		2024
	(dollars in thousands)
Nonperforming Loans:
Total nonperforming loans	$99,507		$57,119		$61,456
Loans past due 30 to 90 days and still accruing	$17,117		$36,489		$20,118
Loans past due in excess of 90 days and still accruing	$1,297		$1,753		$2,064
Other real estate owned	$1,049		$484		$895
Loans held for sale at end of period	$42,993		$50,769		$51,991
Portfolio loans and leases outstanding at end of period	$9,570,815		$8,994,890		$8,983,754
Average loans and leases outstanding	$9,250,577	(a)	$9,007,969	(a)	$9,013,742	(b)
Nonperforming loans as a percentage of total loans and leases	1.04%		0.63%		0.68%
Provision for credit losses on loans and leases (e)	$12,421	(a)	$14,640	(a)	$32,368	(b)
Allowance for credit losses	$132,966		$123,654		$118,906
Net charge-offs	$5,856	(a)	$8,704	(a)	$31,180	(b)
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.13%		0.19%		0.35%
Provision for credit losses as a percentage of net charge-offs (e)	212.11%	(a)	168.20%	(a)	103.81%	(b)
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (c)	1.39%		1.37%		1.32%
Allowance for credit losses as a percentage of nonperforming loans (d)	133.62%		216.48%		193.48%
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
The following tables show the outstanding balances of our loan and lease portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	June 30, 2025				December 31, 2024
	Originated	Acquired (a)	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,894,100	$61,233	$1,955,333	20%	$1,677,989	19%
Real estate construction	414,631	33,521	448,152	5	483,384	5
Residential real estate	2,307,355	82,920	2,390,275	25	2,341,703	26
Commercial real estate	3,251,700	114,567	3,366,267	35	3,124,704	35
Loans to individuals	1,410,411	377	1,410,788	15	1,355,974	15
Total loans and leases, net of unearned income	$9,278,197	$292,618	$9,570,815	100%	$8,983,754	100%
(a)Reflects the balances, excluding loans held for sale and including purchase accounting marks, of loans acquired from Center as of the acquisition date of April 30, 2025.
During the six months ended June 30, 2025, loans increased $587.1 million compared to balances outstanding at December 31, 2024, $292.6 million of which can be attributed to the Center acquisition.
Originated commercial, financial, agricultural and other loans increased $216.1 million, or 12.9%, primarily due to growth in the equipment finance portfolio and time and demand loans. Originated real estate construction loans decreased $68.8 million, or 14.2%, due to commercial real estate projects that were completed and moved to permanent funding. Originated residential real estate decreased $34.3 million, or 1.5%, primarily due to a decline in residential first lien loans. Originated commercial real estate loans increased $127.0 million, or 4.1%, as a result of growth in loans secured by non-owner occupied commercial real

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

estate. Originated loans to individuals increased $54.4 million, or 4.0%, primarily due to growth in the automobile and recreational vehicles portfolio offset by a decline in the personal line of credit portfolio.
Commercial real estate comprises 35% of our total loan portfolio. Commercial real estate loans are collateralized by real estate properties including, but not limited to, multifamily properties, office, retail, hotels and student housing. The following table summarizes the commercial real estate portfolio by type of property securing the credit.

	June 30, 2025		December 31, 2024
	Amount	%	Amount	%
	(dollars in thousands)
Land	$6,076	0.2%	$4,495	0.1%
Residential 1-4	12,159	0.4	11,735	0.4
Industrial and storage	642,805	19.1	522,480	16.7
Multifamily	647,618	19.2	610,442	19.5
Office	526,763	15.7	533,216	17.1
Healthcare	155,615	4.6	153,609	4.9
Student housing	148,241	4.4	126,688	4.1
Retail	805,347	23.9	768,067	24.6
Hospitality	223,603	6.6	191,372	6.1
Specialty use	194,369	5.8	196,946	6.3
Other	3,671	0.1	5,654	0.2
Total	$3,366,267	100.0%	$3,124,704	100.0%
The following tables represent our commercial real estate portfolio by type of property securing the credit as of June 30, 2025. Total non-pass commercial real estate loans decreased by $3.6 million to $106.2 million when compared to December 31, 2024.

	Pass	OAEM	Substandard Accruing	Substandard Nonaccruing	Total Non-Pass	Total	% Non-Pass
	(dollars in thousands)
Land	$5,931	$—	$145	$—	$145	$6,076	2.4%
Residential 1-4	11,843	—	316	—	316	12,159	2.6
Industrial and storage	638,515	2,203	1,790	297	4,290	642,805	0.7
Multifamily	608,532	28,240	38	10,808	39,086	647,618	6.0
Office	500,279	12,955	94	13,435	26,484	526,763	5.0
Healthcare	150,940	4,360	315	—	4,675	155,615	3.0
Student housing	148,241	—	—	—	—	148,241	—
Retail	784,950	4,311	14,655	1,431	20,397	805,347	2.5
Hospitality	217,096	5,073	—	1,434	6,507	223,603	2.9
Specialty use	190,211	890	587	2,681	4,158	194,369	2.1
Other	3,572	99	—	—	99	3,671	2.7
Total	$3,260,110	$58,131	$17,940	$30,086	$106,157	$3,366,267	3.2%
The office portfolio comprises 15% of total commercial real estate loans and 25% of total commercial real estate non-pass loans. The average loan commitment size for the office portfolio is $1.1 million and the average outstanding balance as of June 30, 2025 is $0.9 million. Within the office portfolio, exposures over $1.0 million have an average debt service coverage ratio of 1.48x, which exceeds our internal guidelines of 1.35x to 1.40x, depending on property class. These internal guidelines were updated in July 2025 to 1.35x to 1.50x. Additionally, for loans with exposure over $1.0 million, the office portfolio has an average loan to value of 56.0% compared to internal guidelines of 60-75%, depending on property class. Our current measure is based off of the most recent appraisal on file, the majority of which are from origination.
As previously noted, portfolio segment limits are approved by our Board of Directors' Risk Committee. These segment limits incorporate loan commitments and are based off of total Tier 1 capital plus the allowable allowance for credit losses. In the second quarter of 2024, after considering the current environment and potential risks related to the office portfolio, the segment

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

limit for the office portfolio was decreased from 65% to 50%, with the actual segment concentration at 39.4% as of June 30, 2025.
The following table summarizes commercial real estate loans by the location of the properties by which they are collateralized as of June 30, 2025. Some loans are collateralized by multiple properties spread over various states. In those instances, the loan is included below based on the location of the primary property collateralizing the loan.

	Balance	% of Total
	(dollars in thousands)
Pennsylvania	$1,524,300	45%
Ohio	1,374,824	41
Kentucky	96,717	3
New Jersey	58,254	2
New York	44,944	1
Indiana	40,597	1
Other	226,631	7
	$3,366,267	100%
When calculating the allowance for credit losses the commercial real estate portfolio is segmented into three portfolio segments: multifamily, non-owner occupied and owner occupied. For additional information related to these segments, including credit quality, see Note 8 "Loans and Leases and Allowance for Credit Losses" of the unaudited consolidated financial statements.
As indicated in the table below, commercial real estate and commercial, financial and agricultural and other loans represent a significant portion of the nonperforming loans as of June 30, 2025.

	For the Six Months Ended June 30, 2025			As of June 30, 2025
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,055	18.02%	0.03%	$53,682	53.95%	0.56%
Real estate construction	—	—	—	3,115	3.13	0.03
Residential real estate	43	0.73	—	12,345	12.41	0.13
Commercial real estate	1,921	32.80	0.04	30,087	30.24	0.32
Loans to individuals	2,837	48.45	0.06	278	0.27	—
Total loans and leases, net of unearned income	$5,856	100.00%	0.13%	$99,507	100.00%	1.04%
Net charge-offs for the six months ended June 30, 2025 totaled $5.9 million, compared to $8.7 million for the six months ended June 30, 2024. Charge-offs during the six months ended June 30, 2025 were primarily in the commercial real estate and loans to individual categories. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At June 30, 2025, shareholders’ equity was $1.5 billion, an increase of $112.6 million from December 31, 2024. The increase was primarily the result of $66.1 million in net income, $45.9 million in common shares issued in conjunction with the Center acquisition and a $26.4 million increase in the fair value of available for sale investments and interest rate swaps, which is reflected in the Other Comprehensive Income component of capital. Other items impacting capital include a $3.9 million increase related to the reissuance of treasury stock and decreases resulting from $27.4 million of dividends paid to shareholders and $2.3 million of common stock repurchases. Cash dividends declared per common share were $0.265 for the six months ended June 30, 2025.
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
In 2018, First Commonwealth Bank, the Company's banking subsidiary, issued $100 million in subordinated debt, of which $50 million remained outstanding at June 30, 2025, which under the regulatory rules qualifies as Tier II capital. As of June 30, 2025, this subordinated debt issuance increased the total risk-based capital ratio by 49 basis points.
As of June 30, 2025, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,441,988	14.39%	$1,052,086	10.50%	$1,001,987	10.00%
First Commonwealth Bank	1,338,210	13.38	1,049,835	10.50	999,842	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,267,246	12.65%	$851,689	8.50%	$801,589	8.00%
First Commonwealth Bank	1,163,733	11.64	849,866	8.50	799,874	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$1,267,246	10.74%	$471,913	4.00%	$589,891	5.00%
First Commonwealth Bank	1,163,733	9.89	470,871	4.00	588,589	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,197,246	11.95%	$701,391	7.00%	$651,291	6.50%
First Commonwealth Bank	1,163,733	11.64	699,890	7.00	649,898	6.50
On July 29, 2025, First Commonwealth Financial Corporation declared a quarterly dividend of $0.135 per share payable on August 22, 2025 to shareholders of record as of August 8, 2025. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2021, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock with a $25 million increase in April of 2023. The following table details the amount of shares repurchased under this program in the second quarter of 2025:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
April 30, 2025	—	$—	—	6,715,455
May 31, 2025	—	—	—	6,715,455
June 30, 2025	32,844	15.47	32,844	6,207,484
Total	32,844	$15.47	32,844
* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $15.32 at April 30, 2025, $15.62 at May 31, 2025 and $16.23 at June 30, 2025.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable

ITEM 5.    OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K. On June 18, 2025, the Corporation entered into a Rule 10b5-1 Issuer Repurchase Plan with a registered broker to effect repurchases of the Corporation’s common stock under the Corporation’s treasury stock repurchase program. The 10b5-1 issuer repurchase plan will terminate upon the earlier of $6,806,795 in shares of common stock authorized for repurchase having been repurchased or after market close on July 31, 2025.

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 11, 2025	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: August 11, 2025	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer