Form 10-Q
period 2025-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2025-11-10
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of November 7, 2025, was 103,765,987.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2025	December 31, 2024
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$117,241	$105,051
Interest-bearing bank deposits	44,170	28,358
Securities available for sale, at fair value	1,058,979	1,147,623
Securities held to maturity, at amortized cost (Fair value of $428,162 and $336,719 at September 30, 2025 and December 31, 2024, respectively)	479,915	405,639
Other investments	41,458	30,954
Loans held for sale (Includes fair value of $38,600 and $50,110 at September 30, 2025 and December 31, 2024, respectively)	62,566	51,991
Loans and leases:
Portfolio loans and leases	9,688,288	8,983,754
Allowance for credit losses	(129,605)	(118,906)
Net loans and leases	9,558,683	8,864,848
Premises and equipment, net	116,531	116,108
Other real estate owned	853	895
Goodwill	378,214	363,715
Amortizing intangibles, net	22,637	19,637
Bank owned life insurance	231,505	229,581
Other assets	197,624	220,536
Total assets	$12,310,376	$11,584,936
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,420,235	$2,249,615
Interest-bearing	7,811,105	7,428,404
Total deposits	10,231,340	9,678,019
Short-term borrowings	149,557	80,139
Subordinated debentures	128,425	128,305
Other long-term debt	129,757	130,353
Capital lease obligation	3,875	4,327
Total long-term debt	262,057	262,985
Other liabilities	125,585	158,628
Total liabilities	10,768,539	10,179,771
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 126,599,991 and 123,603,380 shares issued at September 30, 2025 and December 31, 2024, respectively, and 104,293,298 and 101,758,450 shares outstanding at September 30, 2025 and December 31, 2024, respectively	126,600	123,603
Additional paid-in capital	676,077	631,367
Retained earnings	1,037,022	971,082
Accumulated other comprehensive loss, net	(69,217)	(102,514)
Treasury stock (22,306,693 and 21,844,930 shares at September 30, 2025 and December 31, 2024, respectively)	(228,645)	(218,373)
Total shareholders’ equity	1,541,837	1,405,165
Total liabilities and shareholders’ equity	$12,310,376	$11,584,936

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$147,728	$137,555	$422,834	$405,989
Interest and dividends on investments:
Taxable interest	13,614	12,381	41,530	34,356
Interest exempt from federal income taxes	90	105	276	320
Dividends	786	444	2,017	1,498
Interest on bank deposits	491	3,838	2,106	8,304
Total interest income	162,709	154,323	468,763	450,467
Interest Expense
Interest on deposits	47,038	49,663	142,961	140,387
Interest on short-term borrowings	1,262	6,279	3,128	19,383
Interest on subordinated debentures	1,858	1,786	5,534	6,637
Interest on other long-term debt	1,389	35	4,132	109
Interest on lease obligations	39	45	122	140
Total interest expense	51,586	57,808	155,877	166,656
Net Interest Income	111,123	96,515	312,886	283,811
Provision for credit losses	11,327	10,615	25,961	22,680
Provision for credit losses - acquisition day 1 non-PCD	—	—	3,759	—
Net Interest Income after Provision for Credit Losses	99,796	85,900	283,166	261,131
Noninterest Income
Net securities gains (losses)	369	88	(4,773)	(5,447)
Gain on sale of VISA	—	106	5,146	5,664
Trust income	3,477	3,242	9,528	8,790
Service charges on deposit accounts	5,913	5,840	16,946	16,769
Insurance and retail brokerage commissions	3,499	3,087	9,766	8,892
Income from bank owned life insurance	1,712	2,278	5,152	4,943
Gain on sale of mortgage loans	2,132	1,151	5,355	4,150
Gain on sale of other loans and assets	1,085	2,576	4,690	6,035
Card-related interchange income	3,985	4,137	11,637	17,964
Derivatives mark to market	2	(153)	(151)	(141)
Swap fee income	243	88	1,517	88
Other income	2,440	2,258	7,295	6,189
Total noninterest income	24,857	24,698	72,108	73,896
Noninterest Expense
Salaries and employee benefits	40,717	38,618	121,716	111,262
Net occupancy	5,110	4,858	15,733	15,014
Furniture and equipment	4,427	4,335	13,167	13,093
Data processing	4,260	3,879	12,162	11,543
Advertising and promotion	1,931	1,960	4,760	4,177
Pennsylvania shares tax	1,337	1,126	4,012	3,454
Intangible amortization	1,567	1,223	4,009	3,656
Other professional fees and services	1,843	1,448	5,366	3,976
FDIC insurance	1,653	1,638	4,582	4,537
Loss on sale or write-down of assets	87	132	373	352
Litigation and operational losses	582	2,181	1,845	3,672
Loss on early redemption of subordinated debt	—	—	—	369
Merger and acquisition related	165	—	4,229	114
Other operating	9,155	8,672	28,398	26,222
Total noninterest expense	72,834	70,070	220,352	201,441
Income Before Income Taxes	51,819	40,528	134,922	133,586
Income tax provision	10,491	8,442	27,496	26,863
Net Income	$41,328	$32,086	$107,426	$106,723

Average Shares Outstanding	104,383,217	102,069,233	103,202,885	102,032,702
Average Shares Outstanding Assuming Dilution	104,754,917	102,418,964	103,509,902	102,293,213
Per Share Data: Basic Earnings per Share	$0.40	$0.31	$1.04	$1.05
Diluted Earnings per Share	$0.39	$0.31	$1.04	$1.04
Cash Dividends Declared per Common Share	$0.135	$0.130	$0.400	$0.385

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Net Income	$41,328	$32,086	$107,426	$106,723
Other comprehensive income, before tax expense:
Unrealized holding gains on securities arising during the period	7,138	30,372	28,700	18,578
Reclassifcation adjustment for losses (gains) included in net income	(369)	(88)	4,773	5,447
Unrealized holding gains on derivatives arising during the period	2,006	8,108	8,674	12,266
Total other comprehensive income, before tax expense	8,775	38,392	42,147	36,291
Income tax expense related to items of other comprehensive income	(1,842)	(8,062)	(8,850)	(7,621)
Total other comprehensive income	6,933	30,330	33,297	28,670
Comprehensive Income	$48,261	$62,416	$140,723	$135,393

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2024	101,758,450	$123,603	$631,367	$971,082	$(102,514)	$(218,373)	$1,405,165
Net income				107,426			107,426
Other comprehensive income					33,297		33,297
Cash dividends declared ($0.400 per share)				(41,486)			(41,486)
Treasury stock acquired	(774,325)					(12,945)	(12,945)
Treasury stock reissued	190,547		993	—		1,879	2,872
Restricted stock	122,015	—	806	—		794	1,600
Common stock issued	2,996,611	2,997	42,911				45,908
Balance at September 30, 2025	104,293,298	$126,600	$676,077	$1,037,022	$(69,217)	$(228,645)	$1,541,837

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2023	102,114,664	$123,603	$630,154	$881,112	$(111,756)	$(208,839)	$1,314,274
Net income				106,723			106,723
Other comprehensive income					28,670		28,670
Cash dividends declared ($0.385 per share)				(39,371)			(39,371)
Treasury stock acquired	(303,471)					(4,554)	(4,554)
Treasury stock reissued	230,051		313	—		2,216	2,529
Restricted stock	196,697	—	941	—		404	1,345
Balance at September 30, 2024	102,237,941	$123,603	$631,408	$948,464	$(83,086)	$(210,773)	$1,409,616

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at June 30, 2025	104,925,587	$126,600	$676,077	$1,009,790	$(76,150)	$(218,550)	$1,517,767
Net income				41,328			41,328
Other comprehensive income					6,933		6,933
Cash dividends declared ($0.135 per share)				(14,096)			(14,096)
Treasury stock acquired	(632,289)					(10,630)	(10,630)
Treasury stock reissued	—		—	—		—	—
Restricted stock	—	—	—	—		535	535
Common stock issued	—	—	—				—
Balance at September 30, 2025	104,293,298	$126,600	$676,077	$1,037,022	$(69,217)	$(228,645)	$1,541,837

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at June 30, 2024	102,297,847	$123,603	$630,910	$929,686	$(113,416)	$(208,278)	$1,362,505
Net income				32,086			32,086
Other comprehensive income					30,330		30,330
Cash dividends declared ($0.130 per share)				(13,308)			(13,308)
Treasury stock acquired	(147,531)					(2,482)	(2,482)
Treasury stock reissued	—		—	—		—	—
Restricted stock	87,625	—	498	—		(13)	485
Balance at September 30, 2024	102,237,941	$123,603	$631,408	$948,464	$(83,086)	$(210,773)	$1,409,616
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Operating Activities	(dollars in thousands)
Net income	$107,426	$106,723
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	29,720	22,680
Deferred tax expense	758	1,888
Depreciation and amortization	4,825	3,629
Net gains on securities and other assets	(9,625)	(9,714)
Net amortization of premiums and discounts on securities	33	635
Loss on early redemption of subordinated debentures	—	369
Income from increase in cash surrender value of bank owned life insurance	(5,006)	(3,935)
(Increase) decrease in interest receivable	(998)	2,771
Mortgage loans originated for sale	(202,036)	(185,514)
Proceeds from sale of mortgage loans	211,595	162,210
(Decrease) increase in interest payable	(747)	17,601
Increase in income taxes payable	1,500	1,461
Other, net	(1,657)	(4,858)
Net cash provided by operating activities	135,788	115,946
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	53,187	43,400
Purchases	(127,860)	(55,276)
Transactions with securities available for sale:
Proceeds from sales	69,862	69,598
Proceeds from maturities and redemptions	180,754	140,079
Purchases	(111,514)	(311,088)
Proceeds from sale of equity securities	5,146	5,664
Purchases of FHLB stock	(51,501)	(26,117)
Proceeds from the redemption of FHLB stock	44,141	51,946
Proceeds from the redemption of other investments	—	450
Proceeds from bank owned life insurance	3,313	3,813
Proceeds from sale of loans	56,453	73,756
Proceeds from sale of other assets	4,785	4,986
Net cash received from business acquisition	4,672	—
Net increase in loans and leases	(492,080)	(69,614)
Purchases of premises and equipment and other assets	(13,927)	(11,771)
Net cash used in investing activities	(374,569)	(80,174)
Financing Activities
Net increase (decrease) in other short-term borrowings	66,918	(59,007)
Net increase in deposits	275,392	553,269
Repayments of other long-term debt	(20,881)	(574)
Repayments of capital lease obligation	(452)	(423)
Repayments of subordinated debentures	—	(50,000)
Dividends paid	(41,486)	(39,371)
Proceeds from reissuance of treasury stock	237	204
Purchase of treasury stock	(12,945)	(4,554)
Net cash provided by financing activities	266,783	399,544
Net increase in cash and cash equivalents	28,002	435,316
Cash and cash equivalents at January 1	133,409	146,993
Cash and cash equivalents at September 30	$161,411	$582,309
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
The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year of 2025. These interim financial statements should be read in conjunction with First Commonwealth’s 2024 Annual Report on Form 10-K.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the Center acquisition (dollars in thousands):

Consideration paid
Cash paid to shareholders - fractional shares	$1
Shares issued to shareholders (3,016,009 shares)	46,205
Total consideration paid		$46,206

Fair value of assets acquired
Cash and due from banks	4,672
Investment securities	21,396
FHLB stock	3,144
Loans, including loans held for sale	291,852
Premises and equipment	4,276
Core deposit intangible	5,355
Bank owned life insurance	430
Other assets	5,039
Total assets acquired		336,164

Fair value of liabilities assumed
Deposits	277,980
Borrowings	22,785
Other liabilities	3,692
Total liabilities assumed		304,457
Total fair value of identifiable net assets		$31,707
Goodwill		$14,499
The Company determined that this acquisition constitutes a business combination and therefore was accounted for using the acquisition method of accounting. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired, liabilities assumed and consideration paid at fair value. The $14.5 million excess of the consideration paid over the fair value of assets acquired was recorded as goodwill and is not amortizable or deductible for tax purposes. The amount of goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with Center.
The fair value of the 3,016,009 common shares issued was determined based on the $15.32 closing market price of the Company's common shares on the acquisition date, April 30, 2025.
While the valuation of the acquired assets and liabilities is substantially complete, fair value estimates are subject to adjustment during the provisional period, which may last up to twelve months subsequent to the acquisition date. During this period, the Company may obtain additional information to refine the valuations and adjust the recorded fair value, although such adjustments are not expected to be significant. During the three-months ended September 30, 2025, valuations were finalized for provisional amounts for credit marks related to four PCD loans which were considered provisional until collateral valuations were complete. After receiving the collateral valuations a $0.6 million increase in fair value and decrease in the allowance for credit losses was recognized. Valuations still subject to adjustments include deferred and accrued income taxes due to Center's tax returns being open for the period ended April 30, 2025.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides details related to the fair value of acquired PCD loans as of April 30, 2025.

	Unpaid Principal Balance	PCD Allowance for Credit Loss at Acquisition	(Discount) Premium on Acquired Loans	Fair Value of PCD Loans at Acquisition
	(dollars in thousands)
Commercial, financial, agricultural and other	$13,302	$(1,616)	$(487)	$11,199
Time and demand	13,302	(1,616)	(487)	11,199
Time and demand other	—	—	—	—
Real estate construction	2,442	(810)	(54)	1,578
Construction other	557	(182)	(17)	358
Construction residential	1,885	(628)	(37)	1,220
Residential real estate	3,845	(45)	(138)	3,662
Residential first lien	3,372	(38)	(137)	3,197
Residential junior lien/home equity	473	(7)	(1)	465
Commercial real estate	9,604	(1,087)	(330)	8,187
Multifamily	1,210	(120)	(78)	1,012
Non-owner occupied	5,330	(943)	(184)	4,203
Owner occupied	3,064	(24)	(68)	2,972
Loans to individuals	30	(2)	—	28
Automobile and recreational vehicles	14	(1)	—	13
Consumer other	16	(1)	—	15
Total loans and leases	$29,223	$(3,560)	$(1,009)	$24,654

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides details related to the fair value and Day 1 provision related to the acquired non-PCD loans as of April 30, 2025.

	Unpaid Principal Balance	(Discount) Premium on Acquired Loans	Fair Value of Non-PCD Loans at Acquisition	Day 1 Provision for Credit Losses - Non-PCD Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$50,555	$(2,137)	$48,418	$630
Time and demand	50,535	(2,137)	48,398	630
Time and demand other	20	—	20	—
Real estate construction	32,074	(941)	31,133	691
Construction other	18,829	(472)	18,357	445
Construction residential	13,245	(469)	12,776	246
Residential real estate	82,609	(3,396)	79,213	665
Residential first lien	67,906	(3,145)	64,761	556
Residential junior lien/home equity	14,703	(251)	14,452	109
Commercial real estate	108,843	(3,550)	105,293	1,389
Multifamily	17,405	(481)	16,924	180
Non-owner occupied	43,927	(1,763)	42,164	512
Owner occupied	47,511	(1,306)	46,205	697
Loans to individuals	357	(10)	347	4
Automobile and recreational vehicles	337	(9)	328	4
Consumer other	20	(1)	19	—
Total loans and leases	$274,438	$(10,034)	$264,404	$3,379
The following table presents the change in goodwill during the period (dollars in thousands):

For the Nine Months Ended September 30, 2025
Goodwill at December 31, 2024	$363,715
Goodwill from Center acquisition	14,499
Goodwill at September 30, 2025	$378,214
Costs related to the acquisition totaled $4.2 million. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Consolidated Statements of Income.
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

	For the Nine Months Ended September 30,
	2025			2024
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$28,700	$(6,027)	$22,673	$18,578	$(3,901)	$14,677
Reclassification adjustment for losses on securities included in net income	4,773	(1,002)	3,771	5,447	(1,144)	4,303
Total unrealized gains on securities	33,473	(7,029)	26,444	24,025	(5,045)	18,980
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	8,674	(1,821)	6,853	12,266	(2,576)	9,690
Total unrealized gains on derivatives	8,674	(1,821)	6,853	12,266	(2,576)	9,690
Total other comprehensive income	$42,147	$(8,850)	$33,297	$36,291	$(7,621)	$28,670

	For the Three Months Ended September 30,
	2025			2024
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$7,138	$(1,499)	$5,639	$30,372	$(6,377)	$23,995
Reclassification adjustment for gains on securities included in net income	(369)	78	(291)	(88)	18	(70)
Total unrealized gains on securities	6,769	(1,421)	5,348	30,284	(6,359)	23,925
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	2,006	(421)	1,585	8,108	(1,703)	6,405
Total unrealized gains on derivatives	2,006	(421)	1,585	8,108	(1,703)	6,405
Total other comprehensive income	$8,775	$(1,842)	$6,933	$38,392	$(8,062)	$30,330

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the nine months ended September 30:

	2025				2024
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(94,403)	$339	$(8,450)	$(102,514)	$(92,340)	$344	$(19,760)	$(111,756)
Other comprehensive income before reclassification adjustment	22,673	—	6,853	29,526	14,677	—	9,690	24,367
Amounts reclassified from accumulated other comprehensive (loss) income	3,771	—	—	3,771	4,303	—	—	4,303
Net other comprehensive income during the period	26,444	—	6,853	33,297	18,980	—	9,690	28,670
Balance at September 30	$(67,959)	$339	$(1,597)	$(69,217)	$(73,360)	$344	$(10,070)	$(83,086)

The following table details the change in components of OCI for the three months ended September 30:

	2025				2024
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at June 30	$(73,307)	$339	$(3,182)	$(76,150)	$(97,285)	$344	$(16,475)	$(113,416)
Other comprehensive income before reclassification adjustment	5,639	—	1,585	7,224	23,995	—	6,405	30,400
Amounts reclassified from accumulated other comprehensive (loss) income	(291)	—	—	(291)	(70)	—	—	(70)
Net other comprehensive income during the period	5,348	—	1,585	6,933	23,925	—	6,405	30,330
Balance at September 30	$(67,959)	$339	$(1,597)	$(69,217)	$(73,360)	$344	$(10,070)	$(83,086)
Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the nine months ended September 30:

	2025	2024
	(dollars in thousands)
Cash paid during the period for:
Interest	$156,526	$148,897
Income taxes	17,445	22,946
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	4,717	4,472
Loans transferred from held to maturity to held for sale	75,414	65,427
Loans transferred from held for sale to held to maturity	(5,033)	(3,127)
Gross increase in market value adjustment to securities available for sale	33,473	24,025
Gross increase in market value adjustment to derivatives	8,674	12,266
Noncash treasury stock reissuance	2,339	2,325
Net assets acquired through acquisition	27,035	—
Proceeds from death benefit on bank owned life insurance not received	199	—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average common shares issued	126,599,991	123,603,380	125,282,799	123,603,380
Average treasury stock shares	(21,923,199)	(21,238,907)	(21,775,771)	(21,322,792)
Average deferred compensation shares	(56,625)	(57,617)	(56,583)	(57,298)
Average unearned non-vested shares	(236,950)	(237,623)	(247,560)	(190,588)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	104,383,217	102,069,233	103,202,885	102,032,702
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	315,037	292,820	250,354	203,600
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	56,663	56,911	56,663	56,911
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	104,754,917	102,418,964	103,509,902	102,293,213
Per Share Data:
Basic Earnings per Share	$0.40	$0.31	$1.04	$1.05
Diluted Earnings per Share	$0.39	$0.31	$1.04	$1.04
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the nine months ended September 30, because to do so would have been antidilutive.

	2025			2024
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	201,199	$12.39	$18.62	140,439	$12.39	$18.08
Restricted Stock Units	—	$—	$—	34,700	$17.09	$17.09

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
The following table identifies the notional amount of those instruments at the date shown below:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,468,321	$2,254,445
Financial standby letters of credit	14,526	13,791
Performance standby letters of credit	17,121	29,265
Commercial letters of credit	568	554

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notional amounts outstanding as of September 30, 2025 include amounts issued in 2025 of $2.2 million in performance standby letters of credit and $0.1 million in financial standby letters of credit. There were no commercial letters of credit issued in 2025. A liability of $0.3 million has been recorded as of both September 30, 2025 and December 31, 2024, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $8.6 million and $4.1 million as of September 30, 2025 and December 31, 2024, respectively. In the second quarter of 2025, $0.4 million in credit risk was recognized for commitments acquired as part of the Center acquisition. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans as well as estimated utilization for each loan category.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2025, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	September 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,738	$21	$(164)	$2,595	$3,096	$14	$(212)	$2,898
Mortgage-Backed Securities – Commercial	716,893	3,791	(45,777)	674,907	779,232	2,489	(57,546)	724,175
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	358,751	1,471	(45,176)	315,046	413,434	1,481	(64,331)	350,584
Other Government-Sponsored Enterprises	1,000	—	(24)	976	1,000	—	(54)	946
Obligations of States and Political Subdivisions	8,011	3	(631)	7,383	8,510	—	(983)	7,527
Corporate Securities	58,236	1,393	(1,557)	58,072	62,475	1,454	(2,436)	61,493
Total Debt Securities Available for Sale	$1,145,629	$6,679	$(93,329)	$1,058,979	$1,267,747	$5,438	$(125,562)	$1,147,623
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2025, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$8,219	$8,195
Due after 1 but within 5 years	30,245	30,867
Due after 5 but within 10 years	28,783	27,369
Due after 10 years	—	—
	67,247	66,431
Mortgage-Backed Securities (a)	1,078,382	992,548
Total Debt Securities	$1,145,629	$1,058,979
(a)  Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $719.6 million and a fair value of $677.5 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $358.8 million and a fair value of $315.0 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales and maturities related to securities held to maturity and securities available for sale were as follows for the nine months ended September 30:

	2025	2024
	(dollars in thousands)
Proceeds from sales	$69,862	$69,598
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	(5,142)	(5,535)
	(5,142)	(5,535)
Maturities
Gross gains	369	88
Gross losses	—	—
	369	88
Net losses	$(4,773)	$(5,447)
For the nine months ended September 30, 2025, $48.5 million of the proceeds from sales in the above table are a result of management selling $53.7 million in available for sale investment securities yielding 2.61% and reinvesting the proceeds into securities yielding 5.41%. Additionally, $21.4 million in proceeds from sales are a result of the sale of investments acquired as part of the Center acquisition. All of the acquired investments were recorded at fair value at the time of acquisition and subsequently sold at the same value. Gains from maturities in the above table are related to the call of one corporate subordinated debt issue.
For the nine months ended September 30, 2024, proceeds from sales included in the above table are a result of management selling $75.1 million in available for sale investment securities yielding 2.17% and reinvesting the proceeds into securities yielding 5.49%.
Securities available for sale with an estimated fair value of $721.5 million and $580.5 million were pledged as of September 30, 2025 and December 31, 2024, respectively, to secure public deposits and for other purposes required or permitted by law.
Equity Securities
During the second quarter of 2024, Visa commenced an exchange offer for any and all outstanding shares of its Class B-1 common stock for a combination of Visa's Class B-2 common stock, Class C common stock and, where applicable cash in lieu of fractional shares. As part of this exchange, each share of Class B-1 common stock would be exchanged for one half share of

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the newly issued Class B-2 common stock and Class C common stock would be issued in an amount equivalent to one half of a share of Class B-1 common stock. The Company opted to participate in this exchange offer prior to its expiration and received 13,340 Class B-2 shares and 5,294 Class C shares. In 2024, the Class C shares were sold at fair value resulting in a gain of $5.7 million. During the first quarter of 2025, the Class B-2 shares, which were carried with a zero basis, were sold, resulting in a $5.1 million gain.
Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	September 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$1,454	$—	$(161)	$1,293	$1,586	$—	$(220)	$1,366
Mortgage-Backed Securities- Commercial	128,911	627	(12,587)	116,951	89,404	66	(14,785)	74,685
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	301,895	508	(35,800)	266,603	266,587	—	(47,564)	219,023
Other Government-Sponsored Enterprises	23,115	—	(2,939)	20,176	22,869	—	(4,155)	18,714
Obligations of States and Political Subdivisions	23,740	—	(1,396)	22,344	24,193	—	(2,246)	21,947
Debt Securities Issued by Foreign Governments	800	—	(5)	795	1,000	—	(16)	984
Total Securities Held to Maturity	$479,915	$1,135	$(52,888)	$428,162	$405,639	$66	$(68,986)	$336,719
The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$1,088	$1,085
Due after 1 but within 5 years	14,818	14,325
Due after 5 but within 10 years	31,185	27,452
Due after 10 years	564	453
	47,655	43,315
Mortgage-Backed Securities (a)	432,260	384,847
Total Debt Securities	$479,915	$428,162
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $130.4 million and a fair value of $118.2 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $301.9 million and a fair value of $266.6 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $346.4 million and $247.5 million were pledged as of September 30, 2025 and December 31, 2024, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2025 and December 31, 2024, our FHLB stock totaled $35.7 million and $25.2 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and nine months ended September 30, 2025.
At September 30, 2025 and December 31, 2024, "Other investments" also includes $5.7 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the nine-months ended September 30, 2025 and 2024, there were no gains or losses recognized through earnings on these equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of any decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, the impact of interest rate changes and other relevant information.
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
The following table presents the gross unrealized losses and estimated fair values at September 30, 2025, for both available for sale and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$—	$—	$2,870	$(325)	$2,870	$(325)
Mortgage-Backed Securities – Commercial	31,438	(740)	249,463	(57,624)	280,901	(58,364)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	—	—	447,269	(80,976)	447,269	(80,976)
Other Government-Sponsored Enterprises	—	—	21,152	(2,963)	21,152	(2,963)
Obligations of States and Political Subdivisions	—	—	27,436	(2,027)	27,436	(2,027)
Debt Securities Issued by Foreign Governments	—	—	395	(5)	395	(5)
Corporate Securities	—	—	22,497	(1,557)	22,497	(1,557)
Total Securities	$31,438	$(740)	$771,082	$(145,477)	$802,520	$(146,217)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At September 30, 2025, fixed income securities issued by the U.S. Government and U.S. Government-sponsored enterprises comprised 94% of the estimated fair value for the total portfolio and 98% of total unrealized losses. All unrealized losses are the result of changes in market interest rates. At September 30, 2025, there are 235 debt securities in the portfolio, with 141 debt securities in an unrealized loss position.
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
As of September 30, 2025, our corporate securities had an amortized cost and an estimated fair value of $58.2 million and $58.1 million, respectively. As of December 31, 2024, our corporate securities had an amortized cost and estimated fair value of $62.5 million and $61.5 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were 6 corporate securities out of a total of 14 that were in an unrealized loss position at September 30, 2025 and 7 corporate securities out of a total of 15 that were in an unrealized loss position at December 31, 2024. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the nine months ended September 30, 2025 and 2024.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Consolidated Statements of Financial Condition net of deferred fees and costs, and discounts related to purchased loans. Net deferred fees were $19.0 million and $14.7 million as of September 30, 2025 and December 31, 2024, respectively, and discounts on purchased loans from acquisitions were $24.4 million and $18.9 million as of September 30, 2025 and December 31, 2024, respectively. The following table provides outstanding balances related to each of our loan types:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,009,025	$1,677,989
Time and demand	1,251,980	1,133,595
Commercial credit cards	11,709	11,718
Equipment finance	634,398	427,320
Time and demand other	110,938	105,356
Real estate construction	445,442	483,384
Construction other	403,548	475,367
Construction residential	41,894	8,017
Residential real estate	2,382,725	2,341,703
Residential first lien	1,664,891	1,670,547
Residential junior lien/home equity	717,834	671,156
Commercial real estate	3,408,801	3,124,704
Multifamily	656,182	597,145
Non-owner occupied	1,944,990	1,804,950
Owner occupied	807,629	722,609
Loans to individuals	1,442,295	1,355,974
Automobile and recreational vehicles	1,370,551	1,280,645
Consumer credit cards	9,359	9,865
Consumer other	62,385	65,464
Total loans and leases	$9,688,288	$8,983,754
First Commonwealth’s loan portfolio includes five primary loan categories. When calculating the allowance for credit losses these categories are classified into fourteen portfolio segments. The composition of loans by portfolio segment includes:
Commercial, financial, agricultural and other
Time & Demand - Consists primarily of commercial and industrial loans. This category consists of loans that are typically cash flow dependent and therefore have different risk and loss characteristics than other commercial loans. Loans in this category include revolving and term structures with fixed and variable interest rates. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of business bankruptcies and economic conditions measured by GDP. In the third quarter of 2025, as a result of a periodic review of loss history and loss drivers, business bankruptcies replaced national unemployment as one of the primary macroeconomic drivers in this category.
Commercial Credit Cards - Consists of unsecured credit cards for commercial customers. These commercial credit cards have separate characteristics outside of normal commercial non-real estate loans, as they tend to have shorter overall duration. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of business bankruptcies and economic conditions measured by GDP. In the third quarter of 2025, as a result of a periodic review of loss history and loss drivers, business bankruptcies replaced national unemployment as one of the primary macroeconomic drivers in this category.
Equipment Finance - Consists of loans and leases to finance the purchase of equipment for commercial customers. The risk and loss characteristics are unique for this group due to the type of collateral. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of business bankruptcies and economic conditions measured by GDP. In the third quarter of 2025, as a result of a periodic review of loss history and loss drivers, business bankruptcies replaced national unemployment as one of the primary macroeconomic drivers in this category.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Time & Demand Other - Consists primarily of loans to state and political subdivisions and other commercial loans that have different characteristics than loans in the Time and Demand category. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of household obligations ratio and economic conditions measured by GDP.
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
Commercial real estate
Multifamily - Consists of loans secured by commercial multifamily properties. Real estate related to rentals to consumers provide unique risk and loss characteristics. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of completed multifamily construction projects and national unemployment. In the third quarter of 2025, as a result of a periodic review of loss history and loss drivers, completed multifamily construction projects replaced commercial real estate values as one of the primary macroeconomic drivers in this category.
Non-owner Occupied - Consists of loans secured by non-owner occupied commercial real estate and provides different loss characteristics than other real estate categories. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and changes in the price of commercial real estate. In the third quarter of 2025, as a result of a periodic review of loss history and loss drivers, completed multifamily construction projects replaced economic conditions measured by GDP as one of the primary macroeconomic drivers in this category.
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
Loans to individuals
Automobile and Recreational Vehicles - Consists of both direct and indirect loans with automobiles and recreational vehicles held as collateral. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of automobile retention value and business bankruptcies. In the third quarter of 2025, as a result of a periodic review of loss history and loss drivers, business bankruptcies replaced consumer sentiment as one of the primary macroeconomic drivers in this category. This change reflects the view that business bankruptcies are better correlated with defaults in this category at this point in the economic cycle.
Consumer Credit Cards – Consists of unsecured consumer credit cards. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of consumer sentiment and median family income. In the third quarter of 2025,

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as a result of a periodic review of loss history and loss drivers, median family income projections replaced economic conditions measured by GDP as one of the primary macroeconomic drivers in this category.
Other Consumer - Consists of lines of credit, student loans and other consumer loans, not secured by real estate or autos. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of consumer confidence and retail sales.
Calculation of the Allowance for Credit Losses
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default, and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 4.32%, and during the one-year forecast period it was projected to average 5.15%, with a peak of 5.54%.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness category:

	September 30, 2025
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,888,960	$59,591	$60,474	$—	$—	$120,065	$2,009,025
Time and demand	1,136,110	56,967	58,903	—	—	115,870	1,251,980
Commercial credit cards	11,709	—	—	—	—	—	11,709
Equipment finance	630,206	2,621	1,571	—	—	4,192	634,398
Time and demand other	110,935	3	—	—	—	3	110,938
Real estate construction	443,616	176	1,650	—	—	1,826	445,442
Construction other	401,722	176	1,650	—	—	1,826	403,548
Construction residential	41,894	—	—	—	—	—	41,894
Residential real estate	2,367,437	2,764	12,524	—	—	15,288	2,382,725
Residential first lien	1,654,093	2,764	8,034	—	—	10,798	1,664,891
Residential junior lien/home equity	713,344	—	4,490	—	—	4,490	717,834
Commercial real estate	3,297,787	60,781	50,233	—	—	111,014	3,408,801
Multifamily	636,440	19,687	55	—	—	19,742	656,182
Non-owner occupied	1,900,625	26,648	17,717	—	—	44,365	1,944,990
Owner occupied	760,722	14,446	32,461	—	—	46,907	807,629
Loans to individuals	1,442,274	—	21	—	—	21	1,442,295
Automobile and recreational vehicles	1,370,532	—	19	—	—	19	1,370,551
Consumer credit cards	9,359	—	—	—	—	—	9,359
Consumer other	62,383	—	2	—	—	2	62,385
Total loans and leases	$9,440,074	$123,312	$124,902	$—	$—	$248,214	$9,688,288

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,579,704	$65,892	$32,393	$—	$—	$98,285	$1,677,989
Time and demand	1,037,723	64,757	31,115	—	—	95,872	1,133,595
Commercial credit cards	11,718	—	—	—	—	—	11,718
Equipment finance	424,911	1,131	1,278	—	—	2,409	427,320
Time and demand other	105,352	4	—	—	—	4	105,356
Real estate construction	480,675	180	2,529	—	—	2,709	483,384
Construction other	472,658	180	2,529	—	—	2,709	475,367
Construction residential	8,017	—	—	—	—	—	8,017
Residential real estate	2,328,571	1,297	11,835	—	—	13,132	2,341,703
Residential first lien	1,661,868	1,297	7,382	—	—	8,679	1,670,547
Residential junior lien/home equity	666,703	—	4,453	—	—	4,453	671,156
Commercial real estate	3,014,905	60,510	49,289	—	—	109,799	3,124,704
Multifamily	578,725	18,346	74	—	—	18,420	597,145
Non-owner occupied	1,754,255	21,869	28,826	—	—	50,695	1,804,950
Owner occupied	681,925	20,295	20,389	—	—	40,684	722,609
Loans to individuals	1,355,724	—	250	—	—	250	1,355,974
Automobile and recreational vehicles	1,280,498	—	147	—	—	147	1,280,645
Consumer credit cards	9,865	—	—	—	—	—	9,865
Consumer other	65,361	—	103	—	—	103	65,464
Total loans and leases	$8,759,579	$127,879	$96,296	$—	$—	$224,175	$8,983,754
The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year:

	September 30, 2025
	Term Loans						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
	(dollars in thousands)
Time and demand	$104,642	$153,068	$107,714	$96,195	$70,858	$97,879	$621,624	$1,251,980
Pass	103,053	150,329	103,769	87,270	60,404	90,030	541,255	1,136,110
OAEM	1,589	1,006	2,707	2,858	1,823	2,079	44,905	56,967
Substandard	—	1,733	1,238	6,067	8,631	5,770	35,464	58,903
Gross charge-offs	—	(127)	(230)	(1,352)	(353)	(1,673)	(6,136)	(9,871)
Gross recoveries	—	—	—	402	26	805	2,869	4,102
Commercial credit cards	—	—	—	—	—	—	11,709	11,709
Pass	—	—	—	—	—	—	11,709	11,709
Gross charge-offs	—	—	—	—	—	—	(183)	(183)
Gross recoveries	—	—	—	—	—	—	25	25
Equipment finance	294,696	212,878	98,629	28,195	—	—	—	634,398
Pass	294,696	211,544	97,123	26,843	—	—	—	630,206
OAEM	—	1,042	844	735	—	—	—	2,621
Substandard	—	292	662	617	—	—	—	1,571
Gross charge-offs	—	(387)	(303)	(945)	—	—	—	(1,635)
Gross recoveries	—	7	160	383	—	—	—	550

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2025
	Term Loans						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
	(dollars in thousands)
Time and demand other	6,709	11,102	12,198	4,357	15,278	55,102	6,192	110,938
Pass	6,709	11,102	12,198	4,357	15,278	55,102	6,189	110,935
OAEM	—	—	—	—	—	—	3	3
Gross charge-offs	—	—	—	—	—	—	(1,151)	(1,151)
Gross recoveries	—	—	—	—	—	1	180	181
Construction other	93,271	68,216	146,827	39,234	33,495	19,633	2,872	403,548
Pass	93,271	68,216	146,827	39,058	31,984	19,494	2,872	401,722
OAEM	—	—	—	176	—	—	—	176
Substandard	—	—	—	—	1,511	139	—	1,650
Gross charge-offs	—	—	—	(267)	—	—	—	(267)
Gross recoveries	—	—	—	—	—	—	—	—
Construction residential	12,054	8,887	14,528	3,530	1,704	26	1,165	41,894
Pass	12,054	8,887	14,528	3,530	1,704	26	1,165	41,894
Gross charge-offs	—	—	—	—	(562)	—	—	(562)
Gross recoveries	—	—	—	—	—	—	—	—
Residential first lien	57,867	57,098	148,794	355,822	455,105	587,678	2,527	1,664,891
Pass	57,867	56,859	146,376	353,115	453,189	584,225	2,462	1,654,093
OAEM	—	—	—	1,644	171	884	65	2,764
Substandard	—	239	2,418	1,063	1,745	2,569	—	8,034
Gross charge-offs	—	—	(204)	(5)	(8)	(4)	—	(221)
Gross recoveries	—	—	—	—	—	55	—	55
Residential junior lien/home equity	36,268	18,427	47,966	51,565	33,440	5,354	524,814	717,834
Pass	36,268	18,427	47,955	51,490	33,440	5,161	520,603	713,344
Substandard	—	—	11	75	—	193	4,211	4,490
Gross charge-offs	—	—	—	—	—	—	(130)	(130)
Gross recoveries	—	—	—	—	—	2	145	147
Multifamily	21,675	29,146	70,544	245,039	127,710	160,245	1,823	656,182
Pass	21,675	29,146	70,544	231,751	122,687	159,113	1,524	636,440
OAEM	—	—	—	13,288	5,023	1,077	299	19,687
Substandard	—	—	—	—	—	55	—	55
Gross charge-offs	—	—	—	—	—	(461)	—	(461)
Gross recoveries	—	—	—	—	—	—	—	—
Non-owner occupied	164,227	110,044	239,149	439,693	200,934	778,198	12,745	1,944,990
Pass	164,227	110,044	239,149	431,020	191,248	752,257	12,680	1,900,625
OAEM	—	—	—	6,845	9,686	10,117	—	26,648
Substandard	—	—	—	1,828	—	15,824	65	17,717
Gross charge-offs	—	—	—	(785)	—	(2,678)	—	(3,463)
Gross recoveries	—	—	—	—	—	142	—	142
Owner occupied	99,499	80,826	114,187	150,036	132,669	215,346	15,066	807,629
Pass	99,105	75,656	108,146	138,247	126,419	198,847	14,302	760,722
OAEM	—	178	3,916	3,109	2,939	3,882	422	14,446
Substandard	394	4,992	2,125	8,680	3,311	12,617	342	32,461
Gross charge-offs	—	(130)	(126)	(957)	—	—	—	(1,213)
Gross recoveries	—	—	—	—	—	63	—	63

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2025
	Term Loans						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
	(dollars in thousands)
Automobile and recreational vehicles	432,814	313,662	239,771	230,023	100,872	53,409	—	1,370,551
Pass	432,814	313,662	239,771	230,023	100,863	53,399	—	1,370,532
Substandard	—	—	—	—	9	10	—	19
Gross charge-offs	(45)	(993)	(1,563)	(1,787)	(672)	(233)	—	(5,293)
Gross recoveries	3	245	495	852	381	320	—	2,296
Consumer credit cards	—	—	—	—	—	—	9,359	9,359
Pass	—	—	—	—	—	—	9,359	9,359
Gross charge-offs	—	—	—	—	—	—	(253)	(253)
Gross recoveries	—	—	—	—	—	—	65	65
Consumer other	5,429	5,659	2,778	1,349	8,399	2,481	36,290	62,385
Pass	5,429	5,659	2,778	1,349	8,399	2,481	36,288	62,383
Substandard	—	—	—	—	—	—	2	2
Gross charge-offs	(6)	(66)	(124)	(67)	(119)	(1)	(927)	(1,310)
Gross recoveries	—	1	14	14	25	28	202	284
Total loans and leases	$1,329,151	$1,069,013	$1,243,085	$1,645,038	$1,180,464	$1,975,351	$1,246,186	$9,688,288
Total charge-offs	$(51)	$(1,703)	$(2,550)	$(6,165)	$(1,714)	$(5,050)	$(8,780)	$(26,013)
Total recoveries	$3	$253	$669	$1,651	$432	$1,416	$3,486	$7,910

	December 31, 2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
	(dollars in thousands)
Time and demand	$144,084	$115,113	$101,483	$80,688	$47,378	$67,103	$577,746	$1,133,595
Pass	142,872	107,764	96,068	60,244	44,645	56,393	529,737	1,037,723
OAEM	1,212	2,696	3,327	11,963	1,881	4,362	39,316	64,757
Substandard	—	4,653	2,088	8,481	852	6,348	8,693	31,115
Gross charge-offs	—	(17)	(45)	(271)	(658)	(4,380)	(5,760)	(11,131)
Gross recoveries	—	—	1	—	208	197	29	435
Commercial credit cards	—	—	—	—	—	—	11,718	11,718
Pass	—	—	—	—	—	—	11,718	11,718
Gross charge-offs	—	—	—	—	—	—	(251)	(251)
Gross recoveries	—	—	—	—	—	—	6	6
Equipment finance	256,015	129,463	41,842	—	—	—	—	427,320
Pass	255,572	128,560	40,779	—	—	—	—	424,911
OAEM	443	267	421	—	—	—	—	1,131
Substandard	—	636	642	—	—	—	—	1,278
Gross charge-offs	(59)	(984)	(977)	—	—	—	—	(2,020)
Gross recoveries	—	98	76	—	—	—	—	174
Time and demand other	10,746	10,813	4,561	16,526	18,435	41,261	3,014	105,356
Pass	10,746	10,813	4,561	16,526	18,435	41,261	3,010	105,352
OAEM	—	—	—	—	—	—	4	4
Gross charge-offs	—	—	—	—	—	—	(2,110)	(2,110)
Gross recoveries	—	—	—	—	—	10	188	198

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
Total net charge-offs for the nine months ended September 30, 2025 and 2024 were $18.1 million and $17.5 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of September 30, 2025 and December 31, 2024. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2025
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$8,589	$3,135	$360	$44,738	$56,822	$1,952,203	$2,009,025
Time and demand	7,197	2,238	360	43,890	53,685	1,198,295	1,251,980
Commercial credit cards	33	—	—	—	33	11,676	11,709
Equipment finance	1,359	897	—	848	3,104	631,294	634,398
Time and demand other	—	—	—	—	—	110,938	110,938
Real estate construction	6,595	—	—	1,511	8,106	437,336	445,442
Construction other	6,595	—	—	1,511	8,106	395,442	403,548
Construction residential	—	—	—	—	—	41,894	41,894
Residential real estate	6,315	2,391	896	12,355	21,957	2,360,768	2,382,725
Residential first lien	5,148	1,932	421	7,864	15,365	1,649,526	1,664,891
Residential junior lien/home equity	1,167	459	475	4,491	6,592	711,242	717,834
Commercial real estate	5,783	326	648	28,924	35,681	3,373,120	3,408,801
Multifamily	—	—	—	19	19	656,163	656,182
Non-owner occupied	3,063	326	—	12,664	16,053	1,928,937	1,944,990
Owner occupied	2,720	—	648	16,241	19,609	788,020	807,629
Loans to individuals	4,787	871	213	19	5,890	1,436,405	1,442,295
Automobile and recreational vehicles	4,385	742	41	17	5,185	1,365,366	1,370,551
Consumer credit cards	45	45	—	—	90	9,269	9,359
Consumer other	357	84	172	2	615	61,770	62,385
Total loans and leases	$32,069	$6,723	$2,117	$87,547	$128,456	$9,559,832	$9,688,288

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
Nonaccrual loans in the above tables include loans with government guarantees of $24.4 million at September 30, 2025 and $8.1 million at December 31, 2024.
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
At September 30, 2025, there was $1.1 million in nonperforming loans held for sale. At December 31, 2024, there were no nonperforming loans held for sale. During both the nine months ended September 30, 2025 and 2024, there were no gains recognized on the sale of nonperforming loans.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of September 30, 2025 and December 31, 2024. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2025			December 31, 2024
	Recorded investment	Unpaid principal balance	Related specific allowance	Recorded investment	Unpaid principal balance	Related specific allowance
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$8,707	$17,266		$5,619	$21,745
Time and demand	7,859	16,418		4,813	20,939
Equipment finance	848	848		806	806
Time and demand other	—	—		—	—
Real estate construction	1,511	1,511		2,529	2,581
Construction other	1,511	1,511		2,529	2,581
Construction residential	—	—		—	—
Residential real estate	9,525	11,122		8,875	10,524
Residential first lien	6,626	7,565		6,020	6,993
Residential junior lien/home equity	2,899	3,557		2,855	3,531
Commercial real estate	18,699	25,398		18,346	24,047
Multifamily	19	21		20	21
Non-owner occupied	10,008	15,171		16,948	22,372
Owner occupied	8,672	10,206		1,378	1,654
Loans to individuals	19	44		250	2,237
Automobile and recreational vehicles	17	28		147	2,080
Consumer other	2	16		103	157
Subtotal	38,461	55,341		35,619	61,134
With a specific allowance recorded:
Commercial, financial, agricultural and other	36,031	44,988	$10,290	9,368	10,459	$4,724
Time and demand	36,031	44,988	10,290	9,368	10,459	4,724
Equipment finance	—	—	—	—	—	—
Time and demand other	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Construction other	—	—	—	—	—	—
Construction residential	—	—	—	—	—	—
Residential real estate	2,830	3,017	375	2,712	2,885	369
Residential first lien	1,238	1,252	150	1,114	1,113	47
Residential junior lien/home equity	1,592	1,765	225	1,598	1,772	322
Commercial real estate	10,225	10,329	708	13,757	15,058	2,872
Multifamily	—	—	—	—	—	—
Non-owner occupied	2,656	2,656	195	7,602	8,686	2,093
Owner occupied	7,569	7,673	513	6,155	6,372	779
Loans to individuals	—	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Subtotal	49,086	58,334	11,373	25,837	28,402	7,965
Total	$87,547	$113,675	$11,373	$61,456	$89,536	$7,965

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30,
	2025		2024
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$9,795	$89	$5,720	$10
Time and demand	8,896	89	4,673	10
Equipment finance	899	—	1,047	—
Time and demand other	—	—	—	—
Real estate construction	2,156	106	4,424	—
Construction other	1,801	106	4,424	—
Construction residential	355	—	—	—
Residential real estate	9,619	88	8,223	117
Residential first lien	6,763	75	4,946	114
Residential junior lien/home equity	2,856	13	3,277	3
Commercial real estate	21,696	252	8,951	62
Multifamily	331	—	38	—
Non-owner occupied	13,947	188	6,177	20
Owner occupied	7,418	64	2,736	42
Loans to individuals	183	2	136	5
Automobile and recreational vehicles	156	2	134	5
Consumer other	27	—	2	—
Subtotal	43,449	537	27,454	194
With a specific allowance recorded:
Commercial, financial, agricultural and other	24,223	2	5,128	37
Time and demand	24,223	2	5,083	37
Equipment finance	—	—	45	—
Time and demand other	—	—	—	—
Real estate construction	—	—	—	—
Construction other	—	—	—	—
Construction residential	—	—	—	—
Residential real estate	2,777	—	1,283	—
Residential first lien	1,181	—	33	—
Residential junior lien/home equity	1,596	—	1,250	—
Commercial real estate	6,639	—	15,034	233
Multifamily	—	—	—	—
Non-owner occupied	2,656	—	12,979	—
Owner occupied	3,983	—	2,055	233
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	33,639	2	21,445	270
Total	$77,088	$539	$48,899	$464

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,
	2025		2024
	Average recorded investment	Interest income recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$9,452	$10	$5,252	$10
Time and demand	8,450	10	3,770	10
Equipment finance	1,002	—	1,482	—
Time and demand other	—	—	—	—
Real estate construction	2,570	—	5,834	—
Construction other	1,861	—	5,834	—
Construction residential	709	—	—	—
Residential real estate	9,574	46	8,781	4
Residential first lien	6,687	46	5,420	4
Residential junior lien/home equity	2,887	—	3,361	—
Commercial real estate	21,510	24	10,089	17
Multifamily	640	—	14	—
Non-owner occupied	13,122	4	7,593	17
Owner occupied	7,748	20	2,482	—
Loans to individuals	25	1	121	2
Automobile and recreational vehicles	23	1	119	2
Consumer other	2	—	2	—
Subtotal	43,131	81	30,077	33
With a specific allowance recorded:
Commercial, financial, agricultural and other	37,510	2	7,816	28
Time and demand	37,510	2	7,679	28
Equipment finance	—	—	137	—
Time and demand other	—	—	—	—
Real estate construction	—	—	—	—
Construction other	—	—	—	—
Construction residential	—	—	—	—
Residential real estate	2,840	—	1,351	—
Residential first lien	1,249	—	98	—
Residential junior lien/home equity	1,591	—	1,253	—
Commercial real estate	8,270	—	24,633	233
Multifamily	—	—	—	—
Non-owner occupied	2,656	—	20,406	—
Owner occupied	5,614	—	4,227	233
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	48,620	2	33,800	261
Total	$91,751	$83	$63,877	$294
Unfunded commitments related to nonperforming loans were $7.5 million and $0.3 million at September 30, 2025 and December 31, 2024, respectively. After consideration of the requirements to draw and available collateral related to these

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitments, it was determined that no reserve was required for these commitments at September 30, 2025 and December 31, 2024.
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
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty:

	For the Nine Months Ended September 30, 2025
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Rate Reduction and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$—	$—	$16,015	$309	$—	$—	$16,324	0.81%
Time and demand	—	—	16,015	—	—	—	16,015	1.28
Equipment finance	—	—	—	309	—	—	309	0.05
Residential real estate	—	—	25	1,059	—	—	1,084	0.05
Residential first lien	—	—	—	1,038	—	—	1,038	0.06
Residential junior lien/home equity	—	—	25	21	—	—	46	0.01
Commercial real estate	—	6,207	—	—	3,201	—	9,408	0.28
Non-owner occupied	—	6,207	—	—	3,201	—	9,408	0.48
Total	$—	$6,207	$16,040	$1,368	$3,201	$—	$26,816	0.28%

	For the Nine Months Ended September 30, 2024
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Rate Reduction and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$254	$5,995	$—	$898	$—	$100	$7,247	0.44%
Time and demand	254	5,995	—	834	—	—	7,083	0.62
Equipment finance	—	—	—	64	—	100	164	0.04
Residential real estate	—	160	—	509	—	—	669	0.03
Residential first lien	—	160	—	482	—	—	642	0.04
Residential junior lien/home equity	—	—	—	27	—	—	27	—
Commercial real estate	—	—	9,674	—	—	—	9,674	0.32
Owner occupied	—	—	9,674	—	—	—	9,674	1.33
Loans to individuals	—	11	—	9	12	—	32	—
Automobile and recreational vehicles	—	11	—	9	12	—	32	—
Total	$254	$6,166	$9,674	$1,416	$12	$100	$17,622	0.20%

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2025
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Residential real estate	$—	$—	$—	$345	$345	0.01%
Residential first lien	—	—	—	345	345	0.02
Commercial real estate	—	6,207	—	—	6,207	0.18
Non-owner occupied	—	6,207	—	—	6,207	0.32
Total	$—	$6,207	$—	$345	$6,552	0.07%

	For the Three Months Ended September 30, 2024
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$75	$4,885	$—	$834	$5,794	0.36%
Time and demand	75	4,885	—	834	5,794	0.51
Residential real estate	—	72	—	124	196	0.01
Residential first lien	—	72	—	124	196	0.01
Total loans and leases	$75	$4,957	$—	$958	$5,990	0.07%
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

	For the Nine Months Ended September 30, 2025
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	—%	1.7	$—	0.5
Time and demand	—	0.0	—	0.5
Equipment finance	—	1.7	—	1.0
Residential real estate	—	2.5	—	1.1
Residential first lien	—	2.5	—	1.1
Residential junior lien/home equity	—	2.1	—	0.5
Commercial real estate	4.00	0.8	—	0.1
Non-owner occupied	4.00	0.8	—	0.1
Total	4.00%	1.0	$—	0.5

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2024
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	1.99%	1.5	$—	0.9
Time and demand	1.87	1.5	—	1.0
Equipment finance	2.30	0.5	—	0.4
Residential real estate	—	3.8	—	0.7
Residential first lien	—	3.5	—	0.7
Residential junior lien/home equity	—	10.3	—	0.3
Commercial real estate	—	0.5	—	0.9
Owner occupied	—	0.5	—	0.9
Loans to individuals	2.39	2.6	—	0.4
Automobile and recreational vehicles	2.39	2.6	—	0.4
Total	2.01%	1.7	$—	0.9

	For the Three Months Ended September 30, 2025
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Residential real estate	—%	1.5	—	0.7
Residential first lien	—	1.5	—	0.7
Commercial real estate	—	1.0	—	0.0
Non-owner occupied	—	1.0	—	0.0
Total	—%	1.0	$—	0.7

	For the Three Months Ended September 30, 2024
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	2.75%	1.4	$—	1.0
Time and demand	2.75	1.4	—	1.0
Residential real estate	—	2.9	—	0.7
Residential first lien	—	2.9	—	0.7
Total	2.75%	1.5	$—	1.0

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A modification is considered to be in default when the loan is 90 days or more past due. The following table shows modifications considered to be in default.

	September 30, 2025		December 31, 2024
	Number of Contracts	Balance	Number of Contracts	Balance
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$16,196	—	$—
Time and demand	1	16,015	—	—
Equipment finance	1	181	—	—
Residential real estate	1	290	2	179
Residential first lien	1	290	2	179
Total loans and leases	3	$16,486	2	$179
The following table shows the payment status of loans that have been modified in the last twelve months prior to the date presented:

	September 30, 2025
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$128	$—	$—	$16,196	$16,324
Time and demand	—	—	—	16,015	16,015
Equipment finance	128	—	—	181	309
Real estate construction	176	—	—	—	176
Construction other	176	—	—	—	176
Residential real estate	1,034	286	—	290	1,610
Residential first lien	852	286	—	290	1,428
Residential junior lien/home equity	182	—	—	—	182
Commercial real estate	9,408	—	—	—	9,408
Non-owner occupied	9,408	—	—	—	9,408
Total loans and leases	$10,746	$286	$—	$16,486	$27,518

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,871	$—	$—	$—	$3,871
Time and demand	3,871	—	—	—	3,871
Real estate construction	180	—	—	—	180
Construction other	180	—	—	—	180
Residential real estate	1,455	88	99	179	1,821
Residential first lien	1,258	88	99	179	1,624
Residential junior lien/home equity	197	—	—	—	197
Commercial real estate	9,796	—	—	—	9,796
Non-owner occupied	123	—	—	—	123
Owner occupied	9,673	—	—	—	9,673
Loans to individuals	30	—	—	—	30
Automobile and recreational vehicles	30	—	—	—	30
Total loans and leases	$15,332	$88	$99	$179	$15,698

The following tables provide detail related to the allowance for credit losses:

	For the Nine Months Ended September 30, 2025
	Beginning balance	Day 1 Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$29,131	$1,616	$(12,840)	$4,858	$17,532	$40,297
Time and demand	19,433	1,616	(9,871)	4,102	10,491	25,771
Commercial credit cards	182	—	(183)	25	249	273
Equipment finance	7,844	—	(1,635)	550	5,991	12,750
Time and demand other	1,672	—	(1,151)	181	801	1,503
Real estate construction	6,030	810	(829)	—	1,885	7,896
Construction other	5,916	182	(267)	—	1,457	7,288
Construction residential	114	628	(562)	—	428	608
Residential real estate	22,396	45	(351)	202	(856)	21,436
Residential first lien	15,758	38	(221)	55	(823)	14,807
Residential junior lien/home equity	6,638	7	(130)	147	(33)	6,629
Commercial real estate	40,232	1,087	(5,137)	205	5,872	42,259
Multifamily	5,431	120	(461)	—	1,099	6,189
Non-owner occupied	23,332	943	(3,463)	142	4,610	25,564
Owner occupied	11,469	24	(1,213)	63	163	10,506
Loans to individuals	21,117	2	(6,856)	2,645	809	17,717
Automobile and recreational vehicles	18,693	1	(5,293)	2,296	(988)	14,709
Consumer credit cards	341	—	(253)	65	321	474
Consumer other	2,083	1	(1,310)	284	1,476	2,534
Total loans and leases	$118,906	$3,560	$(26,013)	$7,910	$25,242	$129,605
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2025
	Beginning balance	Day 1 Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$38,552	$—	$(7,418)	$491	$8,672	$40,297
Time and demand	26,467	—	(6,532)	300	5,536	25,771
Commercial credit cards	213	—	(59)	3	116	273
Equipment finance	9,387	—	(509)	128	3,744	12,750
Time and demand other	2,485	—	(318)	60	(724)	1,503
Real estate construction	7,536	(294)	(829)	—	1,483	7,896
Construction other	6,518	(188)	(267)	—	1,225	7,288
Construction residential	1,018	(106)	(562)	—	258	608
Residential real estate	23,768	(262)	(125)	19	(1,964)	21,436
Residential first lien	16,672	(262)	(113)	13	(1,503)	14,807
Residential junior lien/home equity	7,096	—	(12)	6	(461)	6,629
Commercial real estate	40,846	—	(3,049)	38	4,424	42,259
Multifamily	5,439	—	(461)	—	1,211	6,189
Non-owner occupied	22,906	—	(2,588)	27	5,219	25,564
Owner occupied	12,501	—	—	11	(2,006)	10,506
Loans to individuals	22,264	—	(2,156)	782	(3,173)	17,717
Automobile and recreational vehicles	20,183	—	(1,743)	668	(4,399)	14,709
Consumer credit cards	338	—	(84)	17	203	474
Consumer other	1,743	—	(329)	97	1,023	2,534
Total loans and leases	$132,966	$(556)	$(13,577)	$1,330	$9,442	$129,605
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

			September 30, 2025	December 31, 2024
Balance sheet:
Operating lease asset classified as premises and equipment			$39,120	$40,171
Operating lease liability classified as other liabilities			43,590	44,654

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,467	$1,406	$4,265	$4,333

Weighted average lease term, in years			12.44	13.12
Weighted average discount rate			3.88%	3.72%
Operating cash flows			$4,276	$4,327
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2025 were as follows (dollars in thousands):

For the twelve months ended:
September 30, 2026	$5,431
September 30, 2027	5,175
September 30, 2028	4,769
September 30, 2029	4,708
September 30, 2030	4,350
Thereafter	31,191
Total future minimum lease payments	55,624
Less remaining imputed interest	12,034
Operating lease liability	$43,590

Note 10 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at September 30, 2025 and December 31, 2024, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
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
Loans held for sale include residential mortgage loans originated for sale in the secondary mortgage market. The estimated fair value for these loans was determined on the basis of rates obtained in the respective secondary market. Loans held for sale could also include the Small Business Administration guaranteed portion of small business loans. The estimated fair value of these loans is based on the contract with the third party investor. When loans held for sale include other commercial loans, fair value is determined using an executed trade or market bid obtained from potential buyers. The estimated fair value of nonaccrual commercial loans held for sale as of September 30, 2025 totaled $1.1 million. There were no held for sale loans in a nonaccrual status as of December 31, 2024.
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
There are no Level 3 fair value measurements that require quantitative inputs and assumptions.
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$2,595	$—	$2,595
Mortgage-Backed Securities - Commercial	—	674,907	—	674,907
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	315,046	—	315,046
Other Government-Sponsored Enterprises	—	976	—	976
Obligations of States and Political Subdivisions	—	7,383	—	7,383
Corporate Securities	—	58,072	—	58,072
Total Securities Available for Sale	—	1,058,979	—	1,058,979
Loans Held for Sale	—	38,600	—	38,600
Other Assets(a)	—	10,564	—	10,564
Total Assets	$—	$1,108,143	$—	$1,108,143
Other Liabilities(a)	$—	$12,835	$—	$12,835
Total Liabilities	$—	$12,835	$—	$12,835
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
(a)Hedging and non-hedging interest rate derivatives
During the nine months ended September 30, 2025 and 2024, there were no transfers between fair value Levels 1, 2 or 3.
There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2025 and 2024.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at the dates shown below:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$52,755	$23,419	$76,174
Other real estate owned	—	919	—	919
Total Assets	$—	$53,674	$23,419	$77,093

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Nonperforming loans	$—	$39,407	$14,084	$53,491
Other real estate owned	—	1,215	—	1,215
Total Assets	$—	$40,622	$14,084	$54,706

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following (losses) gains were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Nonperforming loans	$(6,251)	$(6,914)	$(15,488)	$(12,413)
Other real estate owned	(35)	(34)	(35)	(68)
Total losses	$(6,286)	$(6,948)	$(15,523)	$(12,481)
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
The fair value for other real estate owned that is determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement is classified as Level 2. The fair value for other real estate owned that is determined using an internal valuation is classified as Level 3. Other real estate owned has a current carrying value of $0.9 million as of September 30, 2025, and includes both commercial and residential real estate properties in Pennsylvania and Ohio. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2025.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carrying amount and estimated fair value for standby letters of credit was $0.3 million at both September 30, 2025 and December 31, 2024. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	September 30, 2025
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$117,241	$117,241	$117,241	$—	$—
Interest-bearing deposits	44,170	44,170	44,170	—	—
Securities available for sale	1,058,979	1,058,979	—	1,058,979	—
Securities held to maturity	479,915	428,162	—	428,162	—
Other investments	41,458	41,458	—	35,726	5,732
Loans held for sale	62,566	63,766	—	63,766	—
Loans and leases	9,688,288	9,813,044	—	52,755	9,760,289
Financial liabilities
Deposits	10,231,340	10,277,533	—	10,277,533	—
Short-term borrowings	149,557	149,551	—	149,551	—
Subordinated debt	128,425	119,692	—	—	119,692
Long-term debt	129,757	130,348	—	130,348	—
Capital lease obligation	3,875	3,875	—	3,875	—

	December 31, 2024
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$105,051	$105,051	$105,051	$—	$—
Interest-bearing deposits	28,358	28,358	28,358	—	—
Securities available for sale	1,147,623	1,147,623	—	1,147,623	—
Securities held to maturity	405,639	336,719	—	336,719	—
Other investments	30,954	30,954	—	25,222	5,732
Loans held for sale	51,991	52,219	—	52,219	—
Loans and leases	8,983,754	8,999,020	—	39,407	8,959,613
Financial liabilities
Deposits	9,678,019	9,672,358	—	9,672,358	—
Short-term borrowings	80,139	79,151	—	79,151	—
Subordinated debt	128,305	115,747	—	—	115,747
Long-term debt	130,353	129,880	—	129,880	—
Capital lease obligation	4,327	4,327	—	4,327	—
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
We have 20 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have 21 risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
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
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three and nine months ended September 30, 2025 was a decrease of $6 thousand and an increase of $0.5 million, respectively.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded. At September 30, 2025, the underlying funded mortgage loan commitments had a carrying value of $10.2 million and a fair value of $12.0 million, while the underlying unfunded mortgage loan commitments had a notional amount of $60.0 million. At December 31, 2024, the underlying funded mortgage loan commitments had a carrying value of $8.3 million and a fair value of $9.6 million, while the underlying unfunded mortgage loan commitments had a notional amount of $60.9 million. The interest rate lock commitments increased other noninterest income by $0.4 million and decreased other noninterest income by $0.4 million for the three and nine months ended September 30, 2025, respectively.
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
During 2021, the Company entered into eight interest rate swap contracts that were designated as cash flow hedges, $75.0 million of which matured during 2024, $150.0 million which matured in May 2025 and $25 million which matured in August

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2025. The remaining interest rate swaps have a total notional amount of $250.0 million: $225.0 million with an original maturity of four years and $25.0 million with an original maturity of five years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans. Initially these swaps were benchmarked to the 1-month LIBOR rate; however, as a result of the discontinuance of the LIBOR rate on June 30, 2023, these swaps were amended to hedge exposure to the variability of the 1-month Daily Simple SOFR rate compounded in arrears. Therefore, the interest rate swaps convert the interest payments on the first $250.0 million of 1-month Daily Simple SOFR based commercial loans into fixed rate payments. The following table provides the notional amount of interest rate swap contracts and their maturity date.

Notional Amount	Maturity Date
(dollars in thousands)
$25,000	10/10/25
50,000	11/05/25
150,000	05/01/26
25,000	10/15/26
$250,000
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income. For the three and nine months ended September 30, 2025, there was a negative impact on net interest income of $2.4 million and $8.4 million, respectively, as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," or "Interest and fees on loans", the same line items in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at September 30, 2025, and changes in the fair value attributed to hedge ineffectiveness were not material.
The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Interest rate derivatives:
Credit value adjustment	$(210)	$(59)
Notional amount:
Interest rate derivatives	1,042,181	966,978
Interest rate caps	36,659	28,950
Interest rate collars	524	524
Risk participation agreements	155,481	179,959
Sold credit protection on risk participation agreements	(157,210)	(151,079)
Interest rate options	59,967	60,934
Interest rate forwards:
Fair value adjustment	18	398
Notional amount	48,000	60,000
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(2,079)	(10,754)
Notional amount	290,000	465,000

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income", "Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Non-hedging interest rate derivatives
(Decrease) increase in other income	$(4)	$425	$299	$721
Non-hedging interest rate forwards
Increase (decrease) in other income	360	(79)	(381)	329
Hedging interest rate derivatives
Decrease in interest and fees on loans	(2,385)	(5,630)	(9,290)	(17,832)
Decrease in interest from subordinated debentures	(315)	(567)	(937)	(2,014)

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
We consider First Commonwealth to be one reporting unit (see Note 16 - "Segment Reporting"). The carrying amount of goodwill at September 30, 2025 and December 31, 2024 was $378.2 million and $363.7 million respectively. The increase in goodwill during the nine months ended September 30, 2025 is the result of the Center acquisition. No impairment charges on goodwill or other intangible assets were incurred in 2025 or 2024.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of September 30, 2025, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Subordinated Debentures
Subordinated debentures outstanding are as follows:

			September 30, 2025	December 31, 2024
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	2033	5.50% until June 1, 2028, then 3-Month CME Term SOFR + 0.26161% + 2.37%	$49,463	$49,411
First Commonwealth Financial Corp	2031	4.50% until March 29, 2026, then Prime + 1.00%	6,795	6,727
First Commonwealth Capital Trust II	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	41,238	41,238
Total			$128,425	$128,305
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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $4.0 million and $3.9 million in commission expense for both the nine months ended September 30, 2025 and 2024, respectively.

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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$3,477	$3,242	$9,528	$8,790
Service charges on deposit accounts	5,913	5,840	16,946	16,769
Insurance and retail brokerage commissions	3,499	3,087	9,766	8,892
Card-related interchange income	3,985	4,137	11,637	17,964
Gain on sale of other loans and assets	(178)	290	446	567
Other income	703	697	2,158	2,159
Noninterest Income (in-scope of Topic 606)	17,399	17,293	50,481	55,141
Noninterest Income (out-of-scope of Topic 606)	7,458	7,405	21,627	18,755
Total Noninterest Income	$24,857	$24,698	$72,108	$73,896
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
The following table presents information related to segment revenue, significant segment expenses and segment net income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Interest income	$162,709	$154,323	$468,763	$450,467
Interest expense	51,586	57,808	155,877	166,656
Net interest income	111,123	96,515	312,886	283,811
Provision for credit losses	11,327	10,615	29,720	22,680
Noninterest Income
Trust income	3,477	3,242	9,528	8,790
Service charges on deposit accounts	5,913	5,840	16,946	16,769
Insurance and retail brokerage commissions	3,499	3,087	9,766	8,892
Gain on sale of mortgage loans	2,132	1,151	5,355	4,150
Gain on sale of other loans and assets	1,085	2,576	4,690	6,035
Card-related interchange income	3,985	4,137	11,637	17,964
Other segment income (a)	4,766	4,665	14,186	11,296
Noninterest expense
Salaries and employee benefits	40,717	38,618	121,716	111,262
Net occupancy	5,110	4,858	15,733	15,014
Furniture and equipment	4,427	4,335	13,167	13,093
Data processing	4,260	3,879	12,162	11,543
Other professional fees and services	1,843	1,448	5,366	3,976
Other segment expense (b)	16,477	16,932	52,208	46,553
Income tax provision	10,491	8,442	27,496	26,863
Segment net income	$41,328	$32,086	$107,426	$106,723
Reconciliation of net income
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$41,328	$32,086	$107,426	$106,723
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and nine months ended September 30, 2025 and 2024, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 65 and 73 for the nine and three months ended September 30, 2025 and 2024, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands, except per share data)
Net Income	$41,328	$32,086	$107,426	$106,723
Per Share Data:
Basic Earnings per Share	$0.40	$0.31	$1.04	$1.05
Diluted Earnings per Share	0.39	0.31	1.04	1.04
Cash Dividends Declared per Common Share	0.135	0.130	0.400	0.385
Average Balance:
Total assets	$12,210,003	$11,776,532	$11,997,612	$11,664,788
Total equity	1,530,610	1,389,290	1,484,551	1,353,125
End of Period Balance:
Net loans and leases (1)			$9,621,249	$8,886,173
Total assets			12,310,376	11,983,199
Total deposits			10,231,340	9,745,552
Total equity			1,541,837	1,409,616
Key Ratios:
Return on average assets	1.34%	1.08%	1.20%	1.22%
Return on average equity	10.71%	9.19%	9.67%	10.54%
Dividends payout ratio	33.75%	41.94%	38.46%	36.67%
Average equity to average assets ratio	12.54%	11.80%	12.37%	11.60%
Net interest margin	3.92%	3.56%	3.79%	3.55%
Net loans to deposits ratio			94.04%	91.18%
(1) Includes loans held for sale.

Results of Operations
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net Income
For the nine months ended September 30, 2025, First Commonwealth had net income of $107.4 million, or $1.04 diluted earnings per share, compared to net income of $106.7 million, or $1.04 diluted earnings per share, in the nine months ended September 30, 2024. The increase in net income was primarily the result of a $29.1 million increase in net interest income offset by an $18.9 million increase in noninterest expense, including $4.2 million in merger-related expenses associated with the Center acquisition. Other items impacting results include an increase in the provision for credit losses of $7.0 million, including the $3.8 million in provision expense related to the day 1 CECL adjustment on non-PCD loans acquired in the Center acquisition.
For the nine months ended September 30, 2025, the Company’s return on average equity was 9.67% and its return on average assets was 1.20%, compared to 10.54% and 1.22%, respectively, for the nine months ended September 30, 2024.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $313.9 million in the first nine months of 2025, compared to $284.8 million for the same period in 2024. The increase in net interest income can be attributed to a 26 basis point decrease in the cost of interest-bearing liabilities and a 5 basis point increase in the yield on interest-earning assets. Net interest income

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 81.3% and 79.3% for the nine months ended September 30, 2025 and 2024, respectively.
The net interest margin on a fully taxable equivalent basis was 3.79% for the nine months ended September 30, 2025 and 3.55% for the nine months ended September 30, 2024. The net interest margin is affected by changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.
The taxable equivalent yield on interest-earning assets was 5.68% for the nine months ended September 30, 2025, an increase of five basis points compared to the 5.63% yield for the same period in 2024. The yield on interest-earning assets benefited from higher reinvestment rates related to the investment portfolio, resulting in the investment portfolio yield increasing by 41 basis points when compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025, seven basis points of the yield on interest-earning assets can be attributed to the recognition of $5.7 million in accretion of purchase accounting marks. For the nine months ended September 30, 2024, accretion of purchase accounting marks contributed $6.1 million, or eight basis points, to the yield on interest-earning assets.
The investment portfolio yield increased 41 basis points in comparison to the prior year as new volume rates were higher than the portfolio yield. The average investment portfolio for the nine months ended September 30, 2025 increased $112.9 million as compared to the nine months ended September 30, 2024 as a result of excess liquidity from growth in interest-bearing liabilities. Lower interest rates in the nine months ended September 30, 2025 compared to the prior year resulted in a 76 basis point decrease in the yield on interest-bearing deposits with banks, while the average balance decreased from $199.9 million in 2024 to $58.7 million in 2025.
The cost of interest-bearing liabilities decreased to 2.58% for the nine months ended September 30, 2025, from 2.84% for the same period in 2024. The cost of interest-bearing deposits decreased 16 basis points and short-term borrowings decreased 78 basis points in comparison to the same period last year. The cost of interest-bearing deposits was impacted by declines in market interest rates as well as changes in the mix of deposits due to growth in money market and time deposits. Comparing the nine months ended September 30, 2025 with the comparable period in 2024, average time deposits increased $259.1 million, or 17.4%, with a decrease in the cost of these deposits of 48 basis points. Contributing to the average growth in time deposits was an average of $50.6 million acquired as part of the Center acquisition. Other interest-bearing deposits increased on average $331.3 million, or 5.9%, compared to the nine months ended September 30, 2024 and the cost of these deposits decreased 11 basis points. Average growth in other-interest bearing deposits attributable to the Center acquisition totaled $81.9 million. Compared to the prior period, short-term borrowings decreased an average of $451.9 million primarily due to the payoff of $516.0 million in short-term borrowings related to the Federal Reserve Term Funding program in the fourth quarter of 2024. Long-term debt increased an average of $98.0 million compared to the prior period as a result of a $127.0 million FHLB borrowing entered into in the fourth quarter of 2024.
For the nine months ended September 30, 2025, changes in rates positively impacted net interest income by $17.9 million when compared to the same period in 2024. The yield on interest-earning assets positively impacted net interest income by $4.3 million and the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $13.6 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $11.2 million for the nine months ended September 30, 2025, as compared to the same period in 2024. Higher levels of interest-earning assets resulted in an increase of $14.0 million in interest income, while changes in the volume and mix of interest-bearing liabilities increased interest expense by $2.8 million. Average interest-earning assets for the nine months ended September 30, 2025 increased $351.0 million, or 3.3%, compared to the same period in 2024. Average loans for the comparable period increased $379.3 million, or 4.2%, and average investments increased $112.9 million, or 7.5%. Average loans attributable to the Center acquisition for the nine month period ended September 30, 2025 totaled $164.0 million.
Net interest income was positively impacted by a $114.4 million increase in average net free funds for the nine months ended September 30, 2025 as compared to the corresponding period in 2024. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The level of net free funds was impacted by growth in average noninterest-bearing demand deposits, as well as higher average shareholders' equity due to retained earnings and stock issued for the Center acquisition. Average noninterest-bearing demand deposits for the nine months ended September 30, 2025 increased $12.8 million, or 0.6%, compared to the same period in 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the nine months ended September 30:

	2025	2024
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$468,763	$450,467
Adjustment to fully taxable equivalent basis	1,027	994
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	469,790	451,461
Interest expense	155,877	166,656
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$313,913	$284,805

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheet and net interest income on a fully taxable equivalent basis for the nine months ended September 30:

	2025			2024
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$58,735	$2,106	4.79%	$199,887	$8,304	5.55%
Tax-free investment securities	18,064	349	2.58	20,218	405	2.68
Taxable investment securities	1,603,394	43,547	3.63	1,488,386	35,854	3.22
Loans and leases, net of unearned income (b)(c)	9,386,232	423,788	6.04	9,006,908	406,898	6.03
Total interest-earning assets	11,066,425	469,790	5.68	10,715,399	451,461	5.63
Noninterest-earning assets:
Cash	107,888			113,798
Allowance for credit losses	(127,862)			(121,331)
Other assets	951,161			956,922
Total noninterest-earning assets	931,187			949,389
Total Assets	$11,997,612			$11,664,788
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,906,208	$21,388	1.50%	$1,909,166	$25,902	1.81%
Savings deposits	4,039,095	71,230	2.36	3,704,820	66,256	2.39
Time deposits	1,748,621	50,343	3.85	1,489,476	48,229	4.33
Short-term borrowings	108,877	3,128	3.84	560,743	19,383	4.62
Long-term debt	262,540	9,788	4.98	164,553	6,886	5.59
Total interest-bearing liabilities	8,065,341	155,877	2.58	7,828,758	166,656	2.84
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	2,312,469			2,299,650
Other liabilities	135,251			183,255
Shareholders’ equity	1,484,551			1,353,125
Total Noninterest-Bearing Funding Sources	3,932,271			3,836,030
Total Liabilities and Shareholders’ Equity	$11,997,612			$11,664,788
Net Interest Income and Net Yield on Interest-Earning Assets		$313,913	3.79%		$284,805	3.55%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the nine months ended September 30, 2025 and 2024.
(b)Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.
(c)Loan income includes loan fees earned.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the nine months ended September 30, 2025 compared with September 30, 2024:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(6,198)	$(5,865)	$(333)
Tax-free investment securities	(56)	(43)	(13)
Taxable investment securities	7,693	2,772	4,921
Loans and leases	16,890	17,124	(234)
Total interest income (b)	18,329	13,988	4,341
Interest-bearing liabilities:
Interest-bearing demand deposits	(4,514)	(40)	(4,474)
Savings deposits	4,974	5,981	(1,007)
Time deposits	2,114	8,400	(6,286)
Short-term borrowings	(16,255)	(15,629)	(626)
Long-term debt	2,902	4,101	(1,199)
Total interest expense	(10,779)	2,813	(13,592)
Net interest income	$29,108	$11,175	$17,933
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the nine months ended September 30:

	2025		2024
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$16,902	77%	$13,304	51%
Time and demand	9,861	45	7,483	29
Commercial credit cards	249	1	137	1
Equipment finance	5,991	27	4,294	16
Time and demand other	801	4	1,390	5
Real estate construction	1,194	5	(1,209)	(5)
Construction other	1,012	5	(527)	(2)
Construction residential	182	1	(682)	(3)
Residential real estate	(1,521)	(7)	(1,122)	(4)
Residential first lien	(1,379)	(6)	(985)	(3)
Residential junior lien/home equity	(142)	(1)	(137)	(1)
Commercial real estate	4,483	21	9,492	37
Multifamily	919	4	(178)	(1)
Non-owner occupied	4,098	19	8,405	33
Owner occupied	(534)	(2)	1,265	5
Loans to individuals	805	4	5,418	21
Automobile and recreational vehicles	(992)	(5)	4,065	16
Consumer credit cards	321	2	238	1
Consumer other	1,476	7	1,115	4
Provision for credit losses on loans and leases	$21,863	100%	$25,883	100%
Provision for credit losses - acquisition day 1 non-PCD	3,379		—
Total provision for credit losses on loans and leases	25,242		25,883
Provision for off-balance sheet credit exposure	4,478		(3,203)
Total provision for credit losses	$29,720		$22,680
Total provision expense for the nine months ended September 30, 2025, increased $7.0 million compared to the nine months ended September 30, 2024. This increase is partially due to a $3.4 million provision recognized in the second quarter of 2025 as the day-1 non-PCD provision expense resulting from the Center acquisition. Included in the provision for credit losses for the nine months ended September 30, 2025 is $8.6 million related to a dealer floor plan relationship moved to nonaccrual in the second quarter of 2025 as a result of being out of trust on sold vehicles. Provision expense for the period was also impacted by a $1.8 million chargeoff for a commercial loan that was moved to held for sale and $5.2 million related to the increase in the allowance for credit losses as a result of the mix and growth of the loan portfolio.
The provision expense for the nine months ended September 30, 2024 can be attributed to $17.5 million in net charge-offs as well as an increase of $9.2 million in specific reserves. The specific reserves can be attributed to $6.2 million for three non-owner occupied relationships and $2.8 million for a time and demand relationship, all of which were moved to nonaccrual during the nine months ended September 30, 2024.
Also impacting provision expense in the nine months ended September 30, 2025 was $4.5 million related to the reserve for off-balance sheet credit exposures. The level of provision for off-balance sheet exposure in 2025 is primarily due to increased commercial and residential construction commitments as well as the impact of periodic updates, completed in the third quarter of 2025, related to the expected loss rates for these loan categories. The negative provision for off-balance sheet credit exposure in 2024 is primarily attributed to lower commitments for commercial and residential construction loans.
The allowance for credit losses was $129.6 million, or 1.34%, of total loans and leases outstanding at September 30, 2025, compared to $118.9 million, or 1.32%, at December 31, 2024 and $126.1 million, or 1.41%, at September 30, 2024. Nonperforming loans as a percentage of total loans and leases increased to 0.91% at September 30, 2025 from 0.83% as of

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

September 30, 2024 and 0.68% at December 31, 2024. The allowance to nonperforming loan ratio was 148.04%, 193.48% and 168.77% as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively.

Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at September 30, 2025.
Below is an analysis of the consolidated allowance for credit losses for the nine months ended September 30, 2025 and 2024 and the year-ended December 31, 2024:

	September 30, 2025	September 30, 2024	December 31, 2024
	(dollars in thousands)
Balance, beginning of period	$118,906	$117,718	$117,718
Day 1 allowance for credit loss on PCD acquired loans	3,560	—	—
Provision for credit losses - acquisition day 1 non-PCD	3,379	—	—
Loans charged off:
Commercial, financial, agricultural and other	12,840	11,230	15,512
Real estate construction	829	35	1,092
Residential real estate	351	361	483
Commercial real estate	5,137	2,047	8,678
Loans to individuals	6,856	7,148	9,663
Total loans charged off	26,013	20,821	35,428
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	4,858	633	813
Real estate construction	—	6	6
Residential real estate	202	221	370
Commercial real estate	205	166	177
Loans to individuals	2,645	2,306	2,882
Total recoveries	7,910	3,332	4,248
Net charge-offs	18,103	17,489	31,180
Provision for credit losses on loans and leases charged to expense	21,863	25,883	32,368
Balance, end of period	$129,605	$126,112	$118,906
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.26%	0.26%	0.35%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding	1.34%	1.41%	1.32%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the nine months ended September 30:

	2025	2024	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$9,528	$8,790	$738	8%
Service charges on deposit accounts	16,946	16,769	177	1
Insurance and retail brokerage commissions	9,766	8,892	874	10
Income from bank owned life insurance	5,152	4,943	209	4
Card-related interchange income	11,637	17,964	(6,327)	(35)
Swap fee income	1,517	88	1,429	1,624
Other income	7,295	6,189	1,106	18
Subtotal	61,841	63,635	(1,794)	(3)
Net securities losses	(4,773)	(5,447)	674	(12)
Gain on sale of VISA	5,146	5,664	(518)	(9)
Gain on sale of mortgage loans	5,355	4,150	1,205	29
Gain on sale of other loans and assets	4,690	6,035	(1,345)	(22)
Derivatives mark to market	(151)	(141)	(10)	7
Total noninterest income	$72,108	$73,896	$(1,788)	(2)%
Total noninterest income (excluding net securities losses, gain on VISA sale, gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market) for the nine months ended September 30, 2025 decreased $1.8 million, or 3%, compared to the nine months ended September 30, 2024. This decrease is primarily due to a $6.3 million decline in card-related interchange income resulting from the Company being subject to the Durbin Amendment to the Dodd-Frank Act beginning July 1, 2024. The Durbin Amendment is now applicable to the Company because its total assets exceeded $10.0 billion as of December 31, 2023. As a result, its curtailment of card-related interchange income went into effect on July 1, 2024.
Swap fee income increased $1.4 million compared to the prior period as a result of new interest rate swaps entered into by our commercial loan customers. Other income increased $1.1 million largely due to a $0.4 million increase in limited partnership income. Trust income increased $0.7 million due to revenue for assets under management. Insurance and brokerage commissions increased $0.9 million primarily due to higher annuity sales.
Other items impacting noninterest income include gains on the sale of VISA shares of $5.1 million and $5.7 million, as of September 30, 2025 and 2024, respectively. Offsetting these gains were net security losses of $4.8 million and $5.4 million, as of September 30, 2025 and 2024, respectively, resulting from the sale of available for sale securities that were sold in order to reinvest into higher yielding investments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the nine months ended September 30:

	2025	2024	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$121,716	$111,262	$10,454	9%
Net occupancy	15,733	15,014	719	5
Furniture and equipment	13,167	13,093	74	1
Data processing	12,162	11,543	619	5
Advertising and promotion	4,760	4,177	583	14
Pennsylvania shares tax	4,012	3,454	558	16
Intangible amortization	4,009	3,656	353	10
Other professional fees and services	5,366	3,976	1,390	35
FDIC insurance	4,582	4,537	45	1
Other operating	28,398	26,222	2,176	8
Subtotal	213,905	196,934	16,971	9
Loss on sale or write-down of assets	373	352	21	6
Litigation and operational losses	1,845	3,672	(1,827)	(50)
Loss on early redemption of subordinated debt	—	369	(369)	—
Merger and acquisition related	4,229	114	4,115	3,610
Total noninterest expense	$220,352	$201,441	$18,911	9%
Noninterest expense increased $18.9 million, or 9%, for the nine months ended September 30, 2025 compared to the same period in 2024. This increase is primarily the result of an $10.5 million increase in salaries and benefits expense. Contributing to the higher salary expense in 2025 was a $5.7 million increase in incentive expense, of which $1.5 million can be attributed to finalizing payments related to prior year volumes and performance, with the remaining increase due to higher sales volumes in 2025. Also impacting the increase in salary and benefit expense is a $1.4 million increase in 401(k) expense, a $0.9 million increase in FICA taxes and a higher number of full time equivalent employees, partially due to the Center acquisition. The number of full time equivalent employees totaled 1,500 at September 30, 2024 and 1,548 at September 30, 2025.
Other operating expense increased $2.2 million compared to the prior period primarily due to loan related appraisal, credit reporting and OREO expenses. The increase in other professional fees and services is a result of services and advisors for several areas, none of which were individually material.
Merger and acquisition related expenses increased $4.1 million compared to the prior period as a result of the Center acquisition which occurred in the second quarter of 2025.
Income Tax
The provision for income taxes increased $0.6 million for the nine months ended September 30, 2025, compared to the corresponding period in 2024, primarily due to the higher level of income before tax.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the nine months ended September 30, 2025 and 2024.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an effective tax rate of 20.4% and 20.1% for the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, our deferred tax assets totaled $49.5 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earnings levels and consideration of potential tax strategies. If future events differ from our

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Net Income
For the three months ended September 30, 2025, First Commonwealth recognized net income of $41.3 million, or $0.39 diluted earnings per share, compared to net income of $32.1 million, or $0.31 diluted earnings per share, in the three months ended September 30, 2024. The increase in net income between the two periods is largely attributable to an increase of $14.6 million in net interest income. Offsetting this increase is a $2.8 million increase in noninterest expense, a $0.7 million increase in the provision for credit losses and a $2.0 million increase in income tax expense.
For the three months ended September 30, 2025, the Company’s return on average equity was 10.71% and its return on average assets was 1.34%, compared to 9.19% and 1.08%, respectively, for the three months ended September 30, 2024.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $111.5 million in the third quarter of 2025, compared to $96.9 million for the same period in 2024. The increase in net interest income can be attributed to a 41 basis point decrease in the cost of interest-bearing liabilities, partially offset by a 5 basis point increase in the yield on interest-earning assets. Net interest income comprises the majority of our operating revenue (i.e., net interest income before provision expense plus noninterest income), at 81.7% and 79.6% for the three months ended September 30, 2025 and 2024, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.92% and 3.56% for the three months ended September 30, 2025 and 2024, respectively.

The taxable equivalent yield on interest-earning assets was 5.73% for the three months ended September 30, 2025, an increase of five basis points compared to the 5.68% yield for the same period in 2024. This is largely due to a 26 basis points increase in the investment portfolio yield in comparison to the prior year as new volume rates were higher than the portfolio yield. The average investment portfolio balance increased $54.6 million as a result of excess liquidity from growth in interest-bearing liabilities. The average balance of interest-bearing deposits with banks decreased from $278.0 million in 2024 to $40.2 million in 2025, with a yield decrease of 64 basis points.

The loan portfolio yield when compared to the three months ended September 30, 2024, decreased by 1 basis point. Accretion of purchase accounting marks contributed $1.8 million or 6 basis points to the yield on interest-earnings assets in the three months ended September 30, 2025. For the three months ended September 30, 2024, accretion of purchase accounting marks contributed $2.0 million, or seven basis points, to the yield on interest-earning assets.
The cost of interest-bearing liabilities decreased to 2.50% for the three months ended September 30, 2025, from 2.91% for the same period in 2024, primarily due to decreases in the cost of time and interest-bearing deposits. Comparing the three months ended September 30, 2025 with the comparable period in 2024, average time deposits increased $158.8 million, or 10.1%, with a decrease in the cost of these deposits of 74 basis points. Over this period, interest-bearing demand and savings deposits increased on average $406.7 million, or 7.2%, compared to the three months ended September 30, 2024 and the cost of those deposits decreased 24 basis points. The cost of short-term borrowings decreased 73 basis points in comparison to the same period last year. For the three months ended September 30, 2025, the Center acquisition contributed $146.2 million in average interest-bearing demand deposits and $90.3 million in average time deposits.
For the three months ended September 30, 2025, changes in interest rates positively impacted net interest income by $8.7 million when compared with the same period in 2024. The higher yield on loans contributed to interest-earning assets, positively impacting net interest income by $1.3 million, while a decrease in the cost of interest-bearing liabilities positively impacted net interest income by $7.4 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $5.9 million during the three months ended September 30, 2025, as compared to the same period in 2024. The growth and mix of interest-earning assets resulted in an increase of $7.1 million in interest income, while changes in the volume and mix of interest-bearing liabilities increased interest expense by $1.2 million. Average interest-earning assets for the three months ended September 30, 2025 increased $465.0 million, or 4.3%, compared to the same period in 2024. Average loans for the comparable period increased $648.3 million, or 7.2%. Average time deposits for the three months ended September 30, 2025 increased by

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

$158.8 million compared to the comparable period in 2024, increasing interest expense by $1.8 million. The Center acquisition resulted in the addition of $316.3 million in average interest-earning assets, including $291.9 million in average loans.
Net interest income was positively impacted by a $186.2 million increase in average net free funds for the three months ended September 30, 2025 as compared to September 30, 2024. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The increase in the level of net free funds was primarily the result of an increase in the balance of shareholders' equity due to retained earnings and stock issued for the Center acquisition as well as an increase in noninterest-bearing demand deposits.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended September 30:

	2025	2024
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$162,709	$154,323
Adjustment to fully taxable equivalent basis	351	342
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	163,060	154,665
Interest expense	51,586	57,808
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$111,474	$96,857

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended September 30:

	2025			2024
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$40,159	$491	4.85%	$278,006	$3,838	5.49%
Tax-free investment securities	17,831	114	2.54	20,016	133	2.64
Taxable investment securities	1,579,538	14,400	3.62	1,522,776	12,825	3.35
Loans and leases, net of unearned income (b)(c)	9,653,118	148,055	6.08	9,004,808	137,869	6.09
Total interest-earning assets	11,290,646	163,060	5.73	10,825,606	154,665	5.68
Noninterest-earning assets:
Cash	108,546			113,301
Allowance for credit losses	(136,290)			(124,070)
Other assets	947,101			961,695
Total noninterest-earning assets	919,357			950,926
Total Assets	$12,210,003			$11,776,532
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,948,886	$7,627	1.55%	$1,962,209	$9,663	1.96%
Savings deposits	4,115,564	23,407	2.26	3,695,587	22,565	2.43
Time deposits	1,734,804	16,004	3.66	1,575,975	17,435	4.40
Short-term borrowings	128,548	1,262	3.89	541,010	6,279	4.62
Long-term debt	262,186	3,286	4.97	136,408	1,866	5.44
Total interest-bearing liabilities	8,189,988	51,586	2.50	7,911,189	57,808	2.91
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	2,366,509			2,286,482
Other liabilities	122,896			189,571
Shareholders’ equity	1,530,610			1,389,290
Total noninterest-bearing funding sources	4,020,015			3,865,343
Total Liabilities and Shareholders’ Equity	$12,210,003			$11,776,532
Net Interest Income and Net Yield on Interest-Earning Assets		$111,474	3.92%		$96,857	3.56%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended September 30, 2025 and 2024.
(b)Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.
(c)Loan income includes loan fees earned.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended September 30, 2025 compared with September 30, 2024:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(3,347)	$(3,282)	$(65)
Tax-free investment securities	(19)	(14)	(5)
Taxable investment securities	1,575	478	1,097
Loans and leases	10,186	9,924	262
Total interest income (b)	8,395	7,106	1,289
Interest-bearing liabilities:
Interest-bearing demand deposits	(2,036)	(66)	(1,970)
Savings deposits	842	2,565	(1,723)
Time deposits	(1,431)	1,757	(3,188)
Short-term borrowings	(5,017)	(4,790)	(227)
Long-term debt	1,420	1,720	(300)
Total interest expense	(6,222)	1,186	(7,408)
Net interest income	$14,617	$5,920	$8,697

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the three months ended September 30:

	2025		2024
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$8,672	92%	$5,965	53%
Time and demand	5,536	59	3,730	33
Commercial credit cards	116	1	69	1
Equipment finance	3,744	40	1,723	15
Time and demand other	(724)	(8)	443	4
Real estate construction	1,483	16	(209)	(2)
Construction other	1,225	13	(125)	(1)
Construction residential	258	3	(84)	(1)
Residential real estate	(1,964)	(21)	521	5
Residential first lien	(1,503)	(16)	249	2
Residential junior lien/home equity	(461)	(5)	272	3
Commercial real estate	4,424	47	3,519	31
Multifamily	1,211	13	(151)	(1)
Non-owner occupied	5,219	55	2,942	26
Owner occupied	(2,006)	(21)	728	6
Loans to individuals	(3,173)	(34)	1,447	13
Automobile and recreational vehicles	(4,399)	(47)	1,067	9
Consumer credit cards	203	2	81	1
Consumer other	1,023	11	299	3
Provision for credit losses on loans and leases	$9,442	100%	$11,243	100%
Provision for off-balance sheet credit exposure	1,885		(628)
Total provision for credit losses	$11,327		$10,615

The provision for credit losses on loans and leases for the three months ended September 30, 2025 decreased in comparison to the three months ended September 30, 2024 by $1.8 million. Included in the provision for credit losses for the three months ended September 30, 2025 is $4.4 million related to a dealer floor plan relationship moved to nonaccrual in the second quarter of 2025 as a result of being out of trust on sold vehicles. Provision expense for the period was also impacted by a $1.8 million chargeoff for a commercial loan that was moved to held for sale and $1.3 million in provision expense related to the increase in the allowance for credit losses as a result of mix and growth of the loan portfolio. The level of provision expense in the third quarter of 2024 was impacted by $5.5 million in specific reserves for two commercial loans as well as $1.6 million in provision expense related to chargeoffs for two commercial borrowers.
Additionally, the provision for off-balance sheet credit exposure increased $2.5 million primarily due to the level of unfunded commitments for construction loans. Total net charge-offs for the three months ended September 30, 2025 were $12.2 million and $8.8 million for the three months ended September 30 ,2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended September 30, 2025 and 2024 and the year-ended December 31, 2024:

	September 30, 2025	September 30, 2024	December 31, 2024
	(dollars in thousands)
Balance, beginning of period	$132,966	$123,654	$117,718
Day 1 allowance for credit loss on PCD acquired loans	—	—	—
Provision for credit losses - acquisition day 1 non-PCD	(556)	—	—
Loans charged off:
Commercial, financial, agricultural and other	7,418	5,980	15,512
Real estate construction	829	—	1,092
Residential real estate	125	106	483
Commercial real estate	3,049	1,423	8,678
Loans to individuals	2,156	2,280	9,663
Total loans charged off	13,577	9,789	35,428
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	491	110	813
Real estate construction	—	—	6
Residential real estate	19	51	370
Commercial real estate	38	42	177
Loans to individuals	782	801	2,882
Total recoveries	1,330	1,004	4,248
Net charge-offs	12,247	8,785	31,180
Provision for credit losses on loans charged to expense	9,442	11,243	32,368
Balance, end of period	$129,605	$126,112	$118,906

Noninterest Income
The following table presents the components of noninterest income for the three months ended September 30:

	2025	2024	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$3,477	$3,242	$235	7%
Service charges on deposit accounts	5,913	5,840	73	1
Insurance and retail brokerage commissions	3,499	3,087	412	13
Income from bank owned life insurance	1,712	2,278	(566)	(25)
Card-related interchange income	3,985	4,137	(152)	(4)
Swap fee income	243	88	155	176
Other income	2,440	2,258	182	8
Subtotal	21,269	20,930	339	2
Net securities gains	369	88	281	319
Gain on sale of VISA	—	106	(106)	(100)
Gain on sale of mortgage loans	2,132	1,151	981	85
Gain on sale of other loans and assets	1,085	2,576	(1,491)	(58)
Derivatives mark to market	2	(153)	155	(101)
Total noninterest income	$24,857	$24,698	$159	1%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Total noninterest income for the three months ended September 30, 2025 increased $0.2 million compared to the three months ended September 30, 2024. The most significant change includes a $1.0 million increase in the gain on mortgage loans due to the volume of loans sold offset by a $1.5 million decrease in gain on sale of loans and other assets due to the volume and spread of SBA loans sold. In addition, swap fee income increased $0.2 million due to new swaps entered into by our commercial loan borrowers, $0.4 million increase in insurance and retail brokerage commissions primarily due to higher annuity sales and a $0.2 million increase in trust income due to an increase in assets under management.

The increase in net security gains is primarily due to a gain related to the call of a corporate investment security recognized in the third quarter of 2025. Income from bank owned life insurance decreased compared to the prior period as a result of a decline of $0.9 million in death claims received.

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended September 30:

	2025	2024	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$40,717	$38,618	$2,099	5%
Net occupancy	5,110	4,858	252	5
Furniture and equipment	4,427	4,335	92	2
Data processing	4,260	3,879	381	10
Advertising and promotion	1,931	1,960	(29)	(1)
Pennsylvania shares tax	1,337	1,126	211	19
Intangible amortization	1,567	1,223	344	28
Other professional fees and services	1,843	1,448	395	27
FDIC insurance	1,653	1,638	15	1
Other operating	9,155	8,672	483	6
Subtotal	72,000	67,757	4,243	6
Loss on sale or write-down of assets	87	132	(45)	(34)
Litigation and operational losses	582	2,181	(1,599)	(73)
Merger and acquisition related	165	—	165	—
Total noninterest expense	$72,834	$70,070	$2,764	4%

Noninterest expense increased $2.8 million for the three months ended September 30, 2025 compared to the same period in 2024. The increase is primarily a result of a $2.1 million increase in salaries and employee benefits expense due to annual merit increases, increased severance expense and a higher number of full time equivalent employees. In addition, other operating expense increased $0.5 million primarily due to loan related appraisal and credit reporting expenses.
Offsetting these increases was a decrease of $1.6 million in litigation and operational losses due to the recognition of $1.1 million in unusual fraud expense during the three months ended September 30, 2024.
Income Tax
The provision for income taxes increased $2.0 million for the three months ended September 30, 2025, compared to the corresponding period in 2024.  The effective tax rate decreased 60 basis points from 20.8% for the three months ended September 30, 2024 to 20.2% for the three months ended September 30, 2025.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended September 30, 2025 and 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs, with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first nine months of 2025, the sale, maturity and redemption of investment securities provided $303.8 million in liquidity. These funds contributed to the liquidity available to originate loans, purchase investment securities and fund depositor withdrawals.
The following represents our expanded sources of liquidity as of September 30, 2025:

	Total Available	Amount Used	Outstanding Letters of Credit	Net Available
	(dollars in thousands)
Internal liquidity sources
Unencumbered securities	$457,140	$—	$—	$457,140
Other (excess pledged)	61,633	—	—	61,633
External liquidity sources
FHLB advances	2,686,261	247,757	8,220	2,430,284
FRB borrowings	1,114,664	—	—	1,114,664
Lines with other financial institutions	160,000	—	—	160,000
CDARs (1)	1,228,247	77,033	—	1,151,214
Total liquidity	$5,707,945	$324,790	$8,220	$5,374,935
(1) Reflects internal policy limit. Maximum capacity with CDARs is $1.8 billion.
Our participation in the Certificate of Deposit Account Registry Services (“CDARS”) program is part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of September 30, 2025, the outstanding CDARS balance of $77.0 million carried an average weighted rate of 3.49% and an average original term of 85 days. These deposits are part of two different programs, a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks, and brokered deposits. The reciprocal deposits represent $14.9 million and carry an average weighted rate of 2.92% and an average original term of 322 days while the brokered deposits total $62.1 million and carry an average weighted rate of 3.63% and an average original term of 28 days.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	September 30, 2025			December 31, 2024
	Originated	Acquired (a)	Amount	Amount
	(dollars in thousands)
Noninterest-bearing demand deposits	$2,378,751	$41,484	$2,420,235	$2,249,615
Interest-bearing demand deposits	1,891,377	13,004	1,904,381	1,855,633
Savings deposits	3,970,714	133,190	4,103,904	3,822,305
Time deposits	1,712,513	90,307	1,802,820	1,750,466
Total	$9,953,355	$277,985	$10,231,340	$9,678,019
(a)Reflects the deposit balances, including purchase accounting marks, of deposits acquired from Center as of the acquisition date of April 30, 2025.

In the table above, compared to amounts previously disclosed, deposits for December 31, 2024 reflect a reclassification of $1.2 billion out of savings deposits into interest-bearing demand deposits. This reclassification removes the impact of an internal sweep program that has historically been in place for regulatory reserve requirements. In the second quarter of 2025, the internal sweep program was terminated; therefore for consistency purposes, interest-bearing demand deposits and savings deposits for periods prior to June 30, 2025 are now shown without the deposit reclassification.
The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds.
During the first nine months of 2025, total deposits increased $553.3 million, of which $278.0 million was from the Center acquisition. Interest-bearing demand and savings deposits increased $330.3 million, $146.2 million of which relates to Center, time deposits increased $52.4 million, with $90.3 million of the increase due to the Center acquisition offset by $38.0 million decrease in organic deposits; and noninterest-bearing demand deposits increased $170.6 million, $41.5 million of which relates to Center.
The estimated total of uninsured deposits was $3.0 billion and $2.6 billion at September 30, 2025 and December 31, 2024, respectively, of which $0.5 billion and $0.7 billion were secured by pledged investment securities or letters of credit as of September 30, 2025 and December 31, 2024, respectively. Uninsured amounts are estimated based on known account relationships for each depositor and insurance guidelines provided by the FDIC.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.88 and 0.68 at September 30, 2025 and December 31, 2024, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is the gap analysis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,920,984	$480,667	$819,508	$5,221,159	$3,275,476	$1,076,535
Investments	94,004	60,822	129,581	284,407	679,393	661,745
Other interest-earning assets	42,920	—	—	42,920	—	1,250
Total interest-sensitive assets (ISA)	4,057,908	541,489	949,089	5,548,486	3,954,869	1,739,530
Certificates of deposit	62,676	2,879	11,478	77,033	—	—
Other deposits	6,008,285	—	—	6,008,285	—	—
Borrowings	228,519	—	—	228,519	50,000	—
Total interest-sensitive liabilities (ISL)	6,299,480	2,879	11,478	6,313,837	50,000	—
Gap	$(2,241,572)	$538,610	$937,611	$(765,351)	$3,904,869	$1,739,530
ISA/ISL	0.64	188.08	82.69	0.88	79.10	—
Gap/Total assets	18.21%	4.38%	7.62%	6.22%	31.72%	14.13%

	December 31, 2024
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,668,849	$423,523	$738,672	$4,831,044	$3,212,002	$851,465
Investments	57,039	50,445	119,475	226,959	675,061	771,365
Other interest-earning assets	27,160	—	—	27,160	—	1,198
Total interest-sensitive assets (ISA)	3,753,048	473,968	858,147	5,085,163	3,887,063	1,624,028
Certificates of deposit	681,794	410,573	552,392	1,644,759	104,383	1,218
Other deposits	5,677,938	—	—	5,677,938	—	—
Borrowings	159,245	211	423	159,879	179,508	—
Total interest-sensitive liabilities (ISL)	6,518,977	410,784	552,815	7,482,576	283,891	1,218
Gap	$(2,765,929)	$63,184	$305,332	$(2,397,413)	$3,603,172	$1,622,810
ISA/ISL	0.58	1.15	1.55	0.68	13.69	1,333.36
Gap/Total assets	23.88%	0.55%	2.64%	20.69%	31.10%	14.01%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12-month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2025 ($)	$(2,739)	$(1,202)	$3,805	$7,494
September 30, 2025 (%)	(0.67)%	(0.29)%	0.93%	1.83%

December 31, 2024 ($)	$(8,351)	$(4,213)	$5,101	$9,080
December 31, 2024 (%)	(2.07)%	(1.05)%	1.27%	2.25%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2025 ($)	$(8,672)	$(3,724)	$11,774	$22,642
September 30, 2025 (%)	(2.11)%	(0.91)%	2.87%	5.51%

December 31, 2024 ($)	$(28,123)	$(13,449)	$13,690	$25,374
December 31, 2024 (%)	(6.98)%	(3.34)%	3.40%	6.30%
The Company evaluates its potential interest rate sensitivity by utilizing several interest rate scenarios that incorporate both rising and declining rates. Results of these scenarios are impacted by variables that include the current level of interest rates, product characteristics such as floors and ceilings, the frequency with which variable rate products reset their rates, and projected pricing changes for non-maturity deposits. For example, the results in a declining rate scenario could be affected by the model's use of an assumed interest rate floor of zero. For the nine months ended September 30, 2025 and 2024, the cost of our interest-bearing liabilities averaged 2.58% and 2.84%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 5.68% and 5.63%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $8.6 million at September 30, 2025 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
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
Nonperforming loans and leases, including loans held for sale, increased $27.2 million to $88.7 million at September 30, 2025, compared to $61.5 million at December 31, 2024. The increase in nonperforming loans is primarily the results of a dealer floor plan relationship with a balance of $16.0 million at September 30, 2025 that was determined to be out of trust during the second quarter of 2025. This relationship totaled $31.9 million when placed in nonaccrual in the second quarter of 2025 and was reduced by a $10.4 million payment from the liquidation and sale of collateral and $5.5 million due to a chargeoff recorded in the third quarter of 2025. As of September 30, 2025, specific reserves of $3.1 million are included in the allowance for credit losses for this relationship. Other additions to nonaccrual during the nine months ended September 30, 2025 include $15.9 million in commercial relationships. Offsetting these additions are payoffs of nonperforming loans totaling $11.2 million. Charge-offs for the nine months ended September 30, 2025 totaled $26.0 million and included $12.8 million related to commercial, financial, agricultural and other loans, which is inclusive of the previously mentioned $5.5 million dealer floorplan charge-off, and $5.1 million in commercial real estate loans.
The allowance for credit losses as a percentage of nonperforming loans was 148.04% as of September 30, 2025, compared to 193.48% at December 31, 2024, and 168.77% at September 30, 2024. The amount of individually assessed reserves included in the allowance for nonperforming loans and leases was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific allocations of $9.1 million and general reserves of $120.5 million as of September 30, 2025. Specific reserves increased $3.4 million in comparison to December 31, 2024 and $5.2 million from September 30, 2024. The increase in specific reserves compared to December 31, 2024 is primarily due to a $3.1 million specific reserve established for the $16.0 million dealer floor plan relationship placed on nonaccrual status in the second quarter of 2025 and $3.6 million in a day-1 allowance for credit losses recognized related to PCD loans acquired from Center.
Criticized loans totaled $248.2 million at September 30, 2025 and represented 2.6% of the loan portfolio. The level of criticized loans increased as of September 30, 2025 when compared to December 31, 2024, by $24.0 million, or 11%. Classified loans totaled $124.9 million at September 30, 2025 compared to $96.3 million at December 31, 2024, an increase of $28.6 million, or 30%. The higher level of classified loans can be attributed to the increase in nonperforming loans as previously discussed.
The allowance for credit losses was $129.6 million at September 30, 2025, or 1.34% of total loans and leases outstanding, compared to 1.32% reported at December 31, 2024, and 1.41% at September 30, 2024. General reserves, or the portion of the allowance related to loans that were not specifically evaluated, as a percentage of performing loans were 1.25% at September 30, 2025 compared to 1.24% at December 31, 2024 and 1.26% at September 30, 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measurements:

	September 30,				December 31, 2024
	2025		2024
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$76,622		$50,929		$45,827
Loans held for sale on a nonaccrual basis	1,138		—		—
Loans on nonaccrual basis - acquisition	10,925		23,794		15,629
Total nonperforming loans	$88,685		$74,723		$61,456
Loans past due 30 to 90 days and still accruing	$38,792		$35,133		$20,118
Loans past due in excess of 90 days and still accruing	$2,117		$1,191		$2,064
Other real estate owned	$853		$669		$895
Loans held for sale at end of period	$62,566		$46,785		$51,991
Portfolio loans and leases outstanding at end of period	$9,688,288		$8,965,500		$8,983,754
Average loans and leases outstanding	$9,386,232	(a)	$9,006,908	(a)	$9,013,742	(b)
Nonperforming loans as a percentage of total loans and leases	0.91%		0.83%		0.68%
Provision for credit losses on loans and leases (e)	$21,863	(a)	$25,883	(a)	$32,368	(b)
Allowance for credit losses	$129,605		$126,112		$118,906
Net charge-offs	$18,103	(a)	$17,489	(a)	$31,180	(b)
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.26%		0.26%		0.35%
Provision for credit losses as a percentage of net charge-offs (e)	120.77%	(a)	148.00%	(a)	103.81%	(b)
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (c)	1.34%		1.41%		1.32%
Allowance for credit losses as a percentage of nonperforming loans (d)	148.04%		168.77%		193.48%
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
The following tables show the outstanding balances of our loan and lease portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	September 30, 2025				December 31, 2024
	Originated	Acquired (a)	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,947,792	$61,233	$2,009,025	21%	$1,677,989	19%
Real estate construction	411,921	33,521	445,442	5	483,384	5
Residential real estate	2,299,805	82,920	2,382,725	24	2,341,703	26
Commercial real estate	3,294,234	114,567	3,408,801	35	3,124,704	35
Loans to individuals	1,441,918	377	1,442,295	15	1,355,974	15
Total loans and leases, net of unearned income	$9,395,670	$292,618	$9,688,288	100%	$8,983,754	100%
(a)Reflects the balances, excluding loans held for sale and including purchase accounting marks, of loans acquired from Center as of the acquisition date of April 30, 2025.
During the nine months ended September 30, 2025, loans increased $704.5 million compared to balances outstanding at December 31, 2024, $292.6 million of which can be attributed to the Center acquisition.
Originated commercial, financial, agricultural and other loans increased $269.8 million, or 16.1%, of which $207.0 million can be attributed to growth in the equipment finance portfolio. Originated real estate construction loans decreased $71.5 million, or

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

14.8%, due to commercial real estate projects that were completed and moved to permanent funding. Originated residential real estate decreased $41.9 million, or 1.8%, primarily due to a decline in residential first lien loans. Originated commercial real estate loans increased $169.5 million, or 5.4%, as a result of growth in loans secured by non-owner occupied commercial real estate. Originated loans to individuals increased $85.9 million, or 6.3%, primarily due to growth in the automobile and recreational vehicles portfolio, offset by a decline in the personal line of credit portfolio.
Commercial real estate comprises 35% of our total loan portfolio. Commercial real estate loans are collateralized by real estate properties including, but not limited to, multifamily properties, office, retail, hotels and student housing. The following table summarizes the commercial real estate portfolio by type of property securing the credit.

	September 30, 2025		December 31, 2024
	Amount	%	Amount	%
	(dollars in thousands)
Land	$3,859	0.1%	$4,495	0.1%
Residential 1-4	6,736	0.2	11,735	0.4
Industrial and storage	678,799	19.9	522,480	16.7
Multifamily	652,517	19.1	610,442	19.5
Office	515,200	15.1	533,216	17.1
Healthcare	156,570	4.6	153,609	4.9
Student housing	143,905	4.2	126,688	4.1
Retail	810,938	23.8	768,067	24.6
Hospitality	238,390	7.0	191,372	6.1
Specialty use	199,652	5.9	196,946	6.3
Other	2,235	0.1	5,654	0.2
Total	$3,408,801	100.0%	$3,124,704	100.0%
The following tables represent our commercial real estate portfolio by type of property securing the credit as of September 30, 2025. Total non-pass commercial real estate loans decreased by $1.2 million to $111.0 million when compared to December 31, 2024.

	Pass	OAEM	Substandard Accruing	Substandard Nonaccruing	Total Non-Pass	Total	% Non-Pass
	(dollars in thousands)
Land	$3,859	$—	$—	$—	$—	$3,859	—%
Residential 1-4	6,432	—	304	—	304	6,736	4.5
Industrial and storage	671,660	1,860	4,540	739	7,139	678,799	1.1
Multifamily	618,525	24,861	35	9,096	33,992	652,517	5.2
Office	495,096	9,514	217	10,373	20,104	515,200	3.9
Healthcare	151,913	4,307	311	39	4,657	156,570	3.0
Student housing	143,905	—	—	—	—	143,905	—
Retail	783,193	6,210	15,252	6,283	27,745	810,938	3.4
Hospitality	231,961	5,030	—	1,399	6,429	238,390	2.7
Specialty use	189,103	8,904	650	995	10,549	199,652	5.3
Other	2,140	95	—	—	95	2,235	4.3
Total	$3,297,787	$60,781	$21,309	$28,924	$111,014	$3,408,801	3.3%
The office portfolio comprises 15% of total commercial real estate loans and 18% of total commercial real estate non-pass loans. The average loan commitment size for the office portfolio is $1.1 million and the average outstanding balance as of September 30, 2025 is $1.0 million. Within the office portfolio, exposures over $1.0 million have an average debt service coverage ratio of 1.48x, which is in line with our internal guidelines of 1.35x to 1.50x, depending on property class. These internal guidelines were updated in July 2025 to 1.35x to 1.50x. Additionally, for loans with exposure over $1.0 million, the

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

office portfolio has an average loan to value of 55.0% compared to internal guidelines of 60-75%, depending on property class. Our current measure is based off of the most recent appraisal on file, the majority of which are from origination.
As previously noted, portfolio segment limits are approved by our Board of Directors' Risk Committee. These segment limits incorporate loan commitments and are based off of total Tier 1 capital plus the allowable allowance for credit losses. In the second quarter of 2024, after considering the current environment and potential risks related to the office portfolio, the segment limit for the office portfolio was decreased from 65% to 50%, with the actual segment concentration at 37.0% as of September 30, 2025.
The following table summarizes commercial real estate loans by the location of the properties by which they are collateralized as of September 30, 2025. Some loans are collateralized by multiple properties spread over various states. In those instances, the loan is included below based on the location of the primary property collateralizing the loan.

	Balance	% of Total
	(dollars in thousands)
Pennsylvania	$1,544,428	45%
Ohio	1,391,086	41
Kentucky	108,032	3
New Jersey	56,019	2
New York	44,492	1
Indiana	40,348	1
Other	224,396	7
	$3,408,801	100%
When calculating the allowance for credit losses the commercial real estate portfolio is segmented into three portfolio segments: multifamily, non-owner occupied and owner occupied. For additional information related to these segments, including credit quality, see Note 8 "Loans and Leases and Allowance for Credit Losses" of the unaudited consolidated financial statements.
As indicated in the table below, commercial real estate and commercial, financial and agricultural and other loans represent a significant portion of the nonperforming loans as of September 30, 2025.

	For the Nine Months Ended September 30, 2025			As of September 30, 2025
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$7,982	44.10%	0.12%	$44,738	51.10%	0.46%
Real estate construction	829	4.58	0.01	1,511	1.73	0.02
Residential real estate	149	0.82	—	12,355	14.11	0.13
Commercial real estate	4,932	27.24	0.07	28,924	33.04	0.30
Loans to individuals	4,211	23.26	0.06	19	0.02	—
Total loans and leases, net of unearned income	$18,103	100.00%	0.26%	$87,547	100.00%	0.91%
Net charge-offs for the nine months ended September 30, 2025 totaled $18.1 million, compared to $17.5 million for the nine months ended September 30, 2024. Charge-offs during the nine months ended September 30, 2025 were primarily in the commercial real estate and loans to individual categories. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At September 30, 2025, shareholders’ equity was $1.5 billion, an increase of $136.7 million from December 31, 2024. The increase was primarily the result of $107.4 million in net income, $45.9 million in common shares issued in conjunction with the Center acquisition and a $33.3 million increase in the fair value of available for sale investments and interest rate swaps,

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

which is reflected in the Other Comprehensive Income component of capital. Other items impacting capital include a $4.5 million increase related to the reissuance of treasury stock and decreases resulting from $41.5 million of dividends paid to shareholders and $12.9 million of common stock repurchases. Cash dividends declared per common share were $0.40 for the nine months ended September 30, 2025.
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
In 2018, First Commonwealth Bank, the Company's banking subsidiary, issued $100 million in subordinated debt, of which $50 million remained outstanding at September 30, 2025, which under the regulatory rules qualifies as Tier II capital. As of September 30, 2025, this subordinated debt issuance increased the total risk-based capital ratio by 49 basis points.
As of September 30, 2025, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,462,816	14.39%	$1,067,502	10.50%	$1,016,668	10.00%
First Commonwealth Bank	1,363,495	13.44	1,065,300	10.50	1,014,572	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,286,208	12.65%	$864,168	8.50%	$813,335	8.00%
First Commonwealth Bank	1,187,146	11.70	862,386	8.50	811,658	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$1,286,208	10.80%	$476,393	4.00%	$595,491	5.00%
First Commonwealth Bank	1,187,146	9.99	475,325	4.00	594,156	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,216,208	11.96%	$711,668	7.00%	$660,834	6.50%
First Commonwealth Bank	1,187,146	11.70	710,200	7.00	659,472	6.50
On October 28, 2025, First Commonwealth Financial Corporation declared a quarterly dividend of $0.135 per share payable on November 21, 2025 to shareholders of record as of November 7, 2025. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2021, a share repurchase program was authorized for up to $25.0 million in shares of the Company's common stock with a $25 million increase in April of 2023 and a $25.0 million increase in July of 2025. The following table details the amount of shares repurchased under this program in the third quarter of 2025:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
July 31, 2025	—	$—	—	1,890,217
August 31, 2025	381,740	16.52	381,740	1,402,839
September 30, 2025	243,743	17.27	243,743	1,213,524
Total	625,483	$16.81	625,483
* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $16.51 at July 31, 2025, $17.75 at August 31, 2025 and $17.05 at September 30, 2025.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable

ITEM 5.    OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K. On August 19, 2025, the Corporation entered into a Rule 10b5-1 Issuer Repurchase Plan with a registered broker to effect repurchases of the Corporation’s common stock under the Corporation’s treasury stock repurchase program. The Rule 10b5-1 plan provided for termination upon the earlier of $5,000,000 in shares of common stock authorized for repurchase having been repurchased or after market close on October 31, 2025. The Rule 10b5-1 plan terminated on October 1, 2025 when the aggregate total of all purchases of shares of common stock reached $5,000,000.

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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: November 10, 2025	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: November 10, 2025	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer