Form 10-K
period 2025-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2026-03-02
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer ☒     Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2025) was approximately $1,674,644,899.
The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of February 27, 2026, was 102,143,230.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 28, 2026 are incorporated by reference into Part III.

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
•Inflation, interest rate, securities market and monetary fluctuations.
•Changes in the financial performance and/or condition of our borrowers.
•Local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact.
•Volatility and disruption in national and international financial markets.
•Changes in consumer spending, borrowings and savings habits.
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

PART I

ITEM 1.    Business
Overview
First Commonwealth Financial Corporation (“First Commonwealth,” the “Company” or “we”) is a financial holding company headquartered in Indiana, Pennsylvania. First Commonwealth's operating subsidiaries include First Commonwealth Bank ("FCB" or the "Bank"), First Commonwealth Insurance Agency, Inc. ("FCIA") and FRAMAL. We provide a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCB and offer insurance products through FCIA. At December 31, 2025, we had total assets of $12.3 billion, total loans of $9.8 billion, total deposits of $10.3 billion and shareholders’ equity of $1.6 billion. Our principal executive office is located at 601 Philadelphia Street, Indiana, Pennsylvania 15701, and our telephone number is (724) 349-7220.
FCB is a Pennsylvania bank and trust company. At December 31, 2025, the Bank operated 126 community banking offices in 30 counties throughout western and central Pennsylvania and throughout Ohio, as well as commercial lending operations in Business Centers in Canfield, Canton, Hudson, Independence and Lewis Center, Ohio and Pittsburgh and Berwyn Pennsylvania. The Bank also operates a network of 132 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the NYCE and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is also a member of the Allpoint ATM network, which allows surcharge-free access to over 55,000 ATMs and the “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of over 350 ATMs in over 50 counties in Pennsylvania, Maryland, New York, and Ohio.
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
In January 2023, we acquired Centric Financial Corporation ("Centric") and its banking subsidiary Centric Bank, which operated branches located in the Harrisburg and Lancaster markets.
In April 2025, we acquired CenterGroup Financial Inc. ("Center") and its banking subsidiary, CenterBank, which operated three full-service branches, a loan production office and a mortgage office in the Cincinnati market.
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
Credit risk for commercial real estate loans can arise from economic conditions that could impact market demand, rental rates, property vacancy rates and declines in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral.
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
Deposits
Deposits are our primary source of funds to support our revenue-generating assets. We offer traditional deposit products to businesses and other customers with a variety of rates and terms. Deposits at our bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At December 31, 2025, we held $10.3 billion of total deposits, which consisted of $2.4 billion, or 23%, in non-interest bearing checking accounts, $6.0 billion, or

59%, in interest-bearing checking accounts, money market and savings accounts, and $1.8 billion, or 18%, in CDs and IRAs. At December 31, 2025, uninsured deposits totaled 29% of the total deposit portfolio.
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
Human Capital Resources
Workforce Composition and Demographics
At December 31, 2025, First Commonwealth and its subsidiaries employed 1,522 full-time employees and 55 part-time employees with 741 exempt and 836 non-exempt employees. The average age of the workforce is 44.3 years and the average tenure is 8.0 years. Our workforce is 65% female.
Supporting Inclusion
First Commonwealth fosters an inclusive culture by valuing the diverse backgrounds, life experiences, perspectives, points of view, talents and capabilities of our employees.
Senior leadership, in collaboration with our Regional Community Impact Officers and Community Engagement Manager, play key roles in ensuring the culture thrives. They strengthen connections between the Company and communities it serves, reinforcing commitment to both employees' well-being and meaningful community engagement.
As of December 31, 2025, people of color comprised 9.4% of our workforce. People of color and women comprised 4.4% and 48.8%, respectively, of those in leadership positions (defined by corporate title Assistant Vice President and higher). Women, including one person of color, hold three seats on our Board of Directors.
Talent Attraction and Retention
Our employees are key to the success of delivering our mission as an organization and achieving our financial targets. We are committed to attracting, retaining and promoting top quality talent regardless of race, color, religion, sex (including sexual orientation and pregnancy), national origin, age, disability, marital status, military status, genetic information or any other category protected by federal, state and local laws. We strive to identify and select the best candidates for all open positions based on qualifying factors for each job. We are dedicated to providing a workplace environment and culture for our employees that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance; and recognizing and respecting all of the characteristics and differences that make each of our employees unique.
Talent Development
Guided by executive leadership, our Strategic and Inspired Leadership ("SAIL") program serves to strengthen our strategic focus and leadership culture through opportunities for information sharing, collaboration, and learning. Approximately 260 senior and sales leaders participate in forums and regional meetings throughout the year focused on topics like our strategic plan, recruiting and retaining talent, leadership development and employee engagement. In 2025, we held a strategic retreat, where all SAIL leaders came together for leadership sessions, presentations, and networking.
Since 2009, we have supported a mentorship program that is open to all employees. The program provides 1:1 mentorship pairings, group development sessions, along with networking and volunteer opportunities. In 2025, a total of 286 participants participated in the program, including 189 women and 27 people of color.
Within our retail unit, we provide training for entry-level employees to help them achieve success in their role and prepare them for positions of increased opportunity. Leaders are given industry-specific training as well as development opportunities to understand their strengths and improve coaching and execution skills. We invested in the talent development of 34 employees through attendance at banking schools and 48 employees through attendance at banking conferences. Lastly, we invest in an established, industry-specific course library from which all employees benefit.
Our talent strategy prioritizes fostering the development of internal talent and providing career advancement opportunities to our employees. In 2025, we promoted 202 employees, of whom 66% were female and 7% were self-identified people of color.
Our employment turnover for 2025 was 25.9%, which was an increase of 2.5% from 2024 and is within the range of what we have historically experienced.

Compensation and Benefits
At First Commonwealth, we seek to attract, develop, retain and reward the most talented financial professionals in our markets. To do so, we leverage a total rewards strategy that leverages cash and non-cash components. The compensation components of First Commonwealth’s total rewards are designed to provide competitive pay that aligns with individual and company performance as well as stakeholder interests.
Employee benefits plans support employees with insurance, retirement and work/life plans. Our health plan is structured with a tiered premium approach in which 26% of plan participants are in the lowest tier and pay a lower monthly premium than the other two higher paying tiers. Our 401k plan offers an employer match on employee contributions of up to 5% of eligible earnings starting in January 2025. We offer a variety of other benefits, including employer paid life insurance and disability plans, a generous paid-time off policy and a wide array of voluntary plan options.
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
We partner with a wellness vendor to provide our healthcare members with personal access to their own Health Advisor to coordinate care, and to have free access to nutrition counseling, fitness and financial coaching, mental and emotional health specialists, and condition management services. They receive healthy living emails and resources with helpful wellness tips, success stories, and inspirations to guide them on their own wellness journeys. A Concierge Care program is available to help healthcare members navigate the complexities of healthcare. They work to coordinate care needs with doctors, caregivers and pharmacists. We also offer an interest-free advance up to the healthcare member's deductible and out-of-pocket limits with payroll deduction payback options.
We offer a paid maternity leave benefit that provides ten weeks and our paid parental leave that provides three weeks of fully paid leave for full-time employees with more than one year of service. We also provide a structure for employees with less tenure and for part-time employees. In addition to providing the paid maternity leave for birth mothers, the parental leave is extended to biological, foster, or adoptive mothers or fathers; legal spouses or domestic partners of the birth, foster, or adoptive parent; or appointed legal guardians.
Lastly, our employees support each other through Hearts2Hands, an employee-funded program that provides financial assistance to employees who experience hardships.
Culture and Engagement
Our mission is to improve the financial lives of our neighbors and their businesses. This mission is supported by five core values: accountability, customer focus, integrity, excellence and inclusion. We have additional leadership points that help define how the leaders of our company will lead us forward. We practice a Customer Service Promise of five critical behaviors that we encourage every one of our employees to demonstrate at every customer interaction – internal or external – with the intent of creating an extraordinary customer experience, as measured by our customer satisfaction scores. In 2025, we sustained industry high scores in both Customer Satisfaction Score (91.3) and Net Promoter Score (71.3), exceeding our own targets and industry standards.
We listen and learn from our employees through our annual employee engagement survey. In 2025, 82.5% of our employees completed the annual engagement survey. Our overall rating was aligned with the financial services industry and exceeded all companies that utilize our survey provider in the USA. The survey reflected that employees have fulfillment in working for a community bank and making a difference. They are satisfied with their jobs and First Commonwealth as a whole. We also have two feedback channels, called Better and Better Together, that are always available for employees to share feedback through. These channels encourage employees to submit any suggestions that they have for things we could be doing better or ways we could be working better together between departments. In 2025, we received 221 Better submissions and 22 Better Together submissions, all of which were addressed or acted upon to make us better.
While we teach and practice the cultural belief of working to get better every day, we recognize that there is great value when our achievements are recognized. We are proud of the many recognitions that we were selected for in 2025, including top workplace in the Pittsburgh region for the seventh consecutive year, a top SBA lender in all of our regions, and S&P Global Top 50 Public Banks > $10B and Forbes' lists of Best in State banks and America's Best Banks.
In 2025, First Commonwealth supported our communities with more than $2.1 million in community giving. More than 43% of that giving is Community Reinvestment Act ("CRA") eligible, which means that it is directed to low to moderate income communities where we anticipate it is needed the most.

We provide corporate support for the United Way, including an employee campaign with a dollar-for-dollar company match. In 2025, we set a stretch goal of raising $100,000 in employee donations and we exceeded that goal. When combined with the bank’s match, a total of $201,894 was donated to local United Way agencies throughout our footprint.
Our employees volunteered for more than 18 thousand service hours in 2025, which includes a record-high 1,269 financial education hours, a 191% increase over 2024, with 92% of those hours being CRA eligible. We are also proud to host financial education programs for our employees through our Confidence Cash program, now in its 8th year, where employees receive a chance to win randomly selected cash prizes when they complete financial education session. In 2025, we had 567 employees participate, which is an increase of 5% over 2024.
The year 2024 was the second year for our Community Commitment Hours program, which allows for eight hours of paid time off that employees can use toward eligible volunteer opportunities. We had 206 of our employees use 1,146.75 Community Commitment hours, an 18% increase over 2024.
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
Banking Holding Company Activities. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies, such as First Commonwealth, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, without in either case the prior approval of the FRB. Activities that are financial in nature include securities underwriting and dealing, insurance agency activities and making merchant banking investments.
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
A significant portion of our income comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, our bank is subject to limitations under Pennsylvania law regarding the level of dividends that it may pay to us. In general, dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus is at least equal to capital. Dividends may not reduce surplus without the prior consent of the Pennsylvania Department of Banking and Securities. FCB has not reduced its surplus through the payment of dividends. As of December 31, 2025, FCB could pay dividends to First Commonwealth of $348.0 million without reducing its capital levels below "well capitalized" levels and without the approval of the Pennsylvania Department of Banking and Securities.
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
In October 2023, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency (“OCC”) issued a joint rule to modernize regulations implementing the CRA ("CRA Modernization Rule"). Under the CRA Modernization Rule, the agencies would have evaluated bank performance across the varied activities they conduct and communities in which they operate. This included evaluating lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, branchless banking, and hybrid models. The CRA Modernization Rule adopted a new metrics-based approach to evaluating bank retail lending and community development financing, using benchmarks based on peer and demographic data, and would have clarified eligible CRA activities, such as affordable housing, that are focused on low- and moderate-income, underserved, native, and rural communities. In March 2024, the U.S. District Court for the Northern District of Texas issued an order enjoining the Federal banking agencies from enforcing the CRA Modernization Rule. In July 2025, the Federal banking agencies issued a joint rule proposing to rescind the CRA Modernization Rule and replace it with the prior CRA regulations that were originally adopted by the agencies in 1995. Pending the rescission of the CRA Modernization Rule, the Federal banking agencies are evaluating CRA performance under the 1995 rules.
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
The Consumer Financial Protection Bureau ("CFPB") has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more, including FCB. State authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, laws relating to fair lending and the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself or herself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates. Banking regulators take into account compliance with consumer protection laws when considering approval of a proposed transaction.
In October 2024, the CFPB issued a final rule implementing Section 1033 of the Dodd-Frank Act that would have required a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. The rule was intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. FCB would have been required to comply with this rule beginning April 1, 2027. In July 2025, at the request of the CFPB, the U.S. District Court for the Eastern District of Kentucky issued an order staying compliance with the rule. In September 2025, the

CFPB published an advanced notice of proposed rulemaking seeking public comments in anticipation of adopting new rules to implement Section 1033.
In December 2024, the CFPB issued a final rule that classified overdrafts as extensions of credit for purposes of the Truth in Lending Act and its implementing regulations (Regulation Z) for banks, including FCB, with total assets greater than $10 billion. The final rule defined overdraft credit as generally including consumer credit extended by a financial institution to pay a transaction from a checking or other transaction account (other than a prepaid account) held at the financial institution when the consumer has insufficient or unavailable funds in that account. The final rule would have required that extensions of overdraft credit adhere to consumer protections required of similarly situated products, unless the overdraft fee is at or below the institution's costs and losses as determined by (i) calculating its own costs and losses using a standard set forth in the rule; or (ii) relying on a benchmark flat fee of five dollars. In May 2025, Congress rescinded the rule pursuant to the Congressional Review Act.
Deposit Insurance. Deposits at FCB are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund (“DIF”). Deposit insurance assessments are based upon average total assets minus average total equity. The insurance assessments are based upon a matrix that takes into account a bank’s capital level and supervisory rating. The FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Having crossed the $10 billion asset threshold in 2023, beginning in 2024 our assessment rates are calculated using a scorecard that combines the supervisory risk ratings of the institution with certain forward-looking financial measures. These assessment rates are subject to adjustments based upon the insured depository institution’s ratio of long-term unsecured debt to the assessment base, its ratio of long-term unsecured debt issued by other insured depository institutions to the assessment base, and its ratio of brokered deposits to the assessment base. However, the adjustments based on the ratio of brokered deposits to the assessment base will not apply so long as the institution is well capitalized and has a composite CAMELS rating of 1 or 2. The CAMELS rating system is a bank rating system where bank supervisory authorities rate institutions according to six factors: capital adequacy, asset quality, management quality, earnings, liquidity and sensitivity to market risk. The FDIC may make additional discretionary assessment rate adjustments.
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
In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of several bank failures and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and assessed at a quarterly rate of 3.36 basis points over eight quarterly assessment periods, beginning in the first quarter of 2024. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. In December 2025, the FDIC proposed lowering the assessment rate for the eighth collection quarter from 3.36 to 2.97 basis points to better match updated loss estimates and avoid overcollection. FCB’s uninsured deposits at December 31, 2022 were $2.1 billion; therefore, we are not subject to the special assessment.
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
First Commonwealth believes that, as of December 31, 2025, FCB was a “well-capitalized” bank as defined by the FDIA. See Note 25 “Regulatory Restrictions and Capital Adequacy” of Notes to the Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.
The Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds (so called "covered funds"). The statutory provision is commonly called the “Volcker Rule.” Banks with less than $10 billion in total consolidated assets are exempt from the Volcker Rule. FCB's total assets exceeded $10 billion as of December 31, 2023. FCB was no longer exempt from the Volcker Rule beginning January 1, 2024, however this does not significantly impact our operations, as we do not participate in the businesses prohibited by the Volcker Rule.
Depositor Preference
Under federal law, depositors (including the FDIC with respect to the subrogated claims of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against such an institution in the liquidation or other resolution of such an institution by any receiver.
Interchange Fees
Under the Durbin Amendment to the Dodd-Frank Act, the FRB adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under the final rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The FRB also adopted a rule to allow a debit card issuer to recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the FRB. The FRB also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. In August 2025, the U.S. District Court for the District of North Dakota ruled to vacate the Federal Reserve's current interchange rule but simultaneously stayed its own order pending appeal to the circuit court. The outcome of this litigation could significantly and adversely affect the fees banks can charge on debit card transactions. In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents per debit card transaction. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers. The comment period for this proposal ended in May 2024. The extent to which any such proposed changes in permissible interchange fees will impact our future revenues is currently uncertain.
The Dodd-Frank Act contained an exemption from the interchange fee cap for any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. As of December 31, 2023, our total assets exceeded $10.0 billion; therefore, as of July 1, 2024, we no longer qualify for this exemption.
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

ITEM 1A.    Risk Factors
An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and you could lose all or part of your investment.
Risks Related To Our Business
Interest Rate Risks
We Are Subject to Interest Rate Risk
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets (such as loans and securities) and interest expense paid on interest-bearing liabilities (such as deposits and borrowed funds). Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on our business, financial condition and results of operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section captioned “Net Interest Income” and Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for further discussion related to interest rate sensitivity and our management of interest rate risk.
Credit and Lending Risks
We Are Subject to Lending Risk
There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate, as well as those across the United States.

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
We Are Subject to Risk Arising from Conditions in the Commercial Real Estate Market
As of December 31, 2025, commercial real estate mortgage loans comprised approximately 33% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. The COVID-19 pandemic was a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties, including those within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
Liquidity Risk
We Are Subject to Liquidity Risk
We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce our access to liquidity sources include a downturn in the economy, difficult credit markets or adverse regulatory actions against us. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. Our access to deposits may be negatively impacted by, among other factors, higher interest rates, which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. As of December 31, 2025, approximately 29% of our deposits were either uninsured or otherwise unsecured, and we rely on these deposits for liquidity. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.
Unrealized Losses in Our Securities Portfolio Could Affect Liquidity
As a result of changes in market interest rates, we have experienced unrealized losses on our available for sale securities portfolio. Unrealized losses related to available for sale securities are reflected in accumulated other comprehensive income in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available for sale securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if: (i) securities must be sold at a loss; (ii) tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; (iii) the Federal Home Loan Bank of Pittsburgh ("FHLB") or other funding sources reduce capacity; or (iv) bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.
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
The Value of Our Goodwill and Other Intangible Assets May Decline in the Future
As of December 31, 2025, we had $400.2 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets, which could have a material adverse effect on our business, financial condition and results of operations.
We Are Subject to Risk Arising from Failure or Circumvention of Our Controls and Procedures
Our internal controls, disclosure controls and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable, but not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures or failure to comply with our corporate governance policies and procedures could have a material adverse effect on our reputation, business, financial condition and results of operations. Furthermore, notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on people as our greatest resource, who from time to time make mistakes or engage in violations of applicable policies, laws, rules or procedures that are not always caught immediately by our technological processes or by our controls and other procedures, all of which are intended to prevent and detect such errors or violations. Human errors, malfeasance and other misconduct, including the intentional misuse of client information in connection with insider trading or for other purposes, even if promptly discovered and remediated, can result in reputational damage or legal risk and have a material adverse effect on our business, financial condition and results of operations.

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
Our Reputation and Our Business Are Subject to Negative Publicity Risk
Reputational risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, public disclosures, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally. In addition, our reputation or prospects may be significantly damaged by adverse publicity or negative information regarding us, whether or not true, that may be posted on social media, non-mainstream news services or other parts of the internet, and this risk is magnified by the speed and pervasiveness with which information is disseminated through those channels.
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
Acts of Cyber-Crime May Compromise Client and Company Information, Disrupt Access to Our Systems or Result in Loss of Clients or Company Assets
Our business is dependent upon the availability of technology, the Internet and telecommunication systems to enable financial transactions by clients, record and monitor transactions and transmit and receive data to and from clients and third parties. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our clients’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, the theft of client assets through fraudulent transactions or the disruption of our or our clients’ or other third parties’ business operations.
Even well-protected information, networks, systems and facilities remain potentially vulnerable to attempted security breaches or disruptions because the techniques used in such attempts are constantly evolving, including as a result of artificial intelligence, and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants or our third party vendors, including as a result of cyberattacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Increasing Fraud Risk Could Adversely Affect Our Business, Financial Condition, and Reputation
We are exposed to an increasing risk of fraud, including cyber fraud, identity theft, account takeover, and other fraudulent activities targeting financial institutions and their customers. The sophistication and frequency of these schemes continue to grow, driven by advances in technology and the proliferation of digital banking channels. Fraudulent activity can result in financial losses for us or our customers, increased operational costs, and potential legal exposure. Although we employ robust security measures, including authentication protocols, transaction monitoring, and fraud detection systems, these controls may not be sufficient to prevent all fraudulent activity. Criminals continuously adapt their methods to circumvent existing safeguards, and emerging technologies such as artificial intelligence may further enhance their ability to perpetrate fraud. Significant fraud-related losses could negatively impact our earnings, capital, and liquidity. In addition, fraud incidents may harm our reputation, erode customer trust, and lead to regulatory scrutiny or enforcement actions. Failure to effectively manage and mitigate fraud risk could have a material adverse effect on our business, financial condition, and results of operations.
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
The Proliferation of Stablecoins May Adversely Impact Our Business
The growing adoption of stablecoins, including yield‑bearing stablecoins, and the evolving regulatory framework under the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”), could adversely affect our deposits, liquidity, and competitive position. Certain stablecoin products may function as substitutes for traditional bank deposits while operating under different regulatory requirements. If regulatory safeguards under the GENIUS Act prove insufficient or are unevenly applied between banks and non‑bank issuers, stablecoins could facilitate deposit outflows, reduce funding stability, and create risks associated with parallel banking systems. Regulatory changes or additional compliance obligations arising from the GENIUS Act could also increase our operational costs or limit our ability to compete effectively in digital payments and settlement activities.
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
We Are Subject To the Potential Adverse Effects of a U.S. Federal Government Shutdown
A prolonged or repeated shutdown of the U.S. federal government could adversely affect our business, financial condition, liquidity, and results of operations. Funding gaps or lapses in federal appropriations may disrupt the operations of government agencies that provide critical economic data, administer regulatory functions, or directly support our customers and counterparties. During a shutdown, federal agencies such as the Internal Revenue Service, Small Business Administration, and various supervisory bodies may suspend or significantly curtail their activities, which can delay loan originations, hinder verification processes, impede regulatory approvals, and reduce the availability of government guaranteed lending programs. A shutdown may also impair the financial capacity of borrowers who depend on federal salaries, contracts, reimbursements, or benefit programs, including government employees, federal contractors, and recipients of government-funded services. Reduced or delayed income to these borrowers could increase delinquencies, reduce loan demand, negatively affect deposit inflows, and increase our credit risk exposure. In addition, disruptions to federal economic data releases or fiscal operations may create volatility in financial markets, affecting interest rates, liquidity conditions, and the valuation of securities in our investment portfolio. The duration and economic impact of any government shutdown are inherently uncertain, and any such event could, individually or in the aggregate, have a material adverse effect on our business, financial condition and results of operations.

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
Acquisitions typically involve the payment of a premium over book and market values; therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition and results of operations.
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
Provisions of Our Articles of Incorporation, Bylaws and Pennsylvania Law, as Well as State and Federal Banking Regulations, Could Delay or Prevent a Takeover of Us by a Third Party

Provisions in our articles of incorporation and bylaws, the corporate law of the Commonwealth of Pennsylvania, and state and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock. These provisions include, among other things, advance notice requirements for proposing matters that shareholders may act on at shareholder meetings. In addition, under Pennsylvania law, we are prohibited from engaging in a business combination with any interested shareholder for a period of five years from the date the person became an interested shareholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price, or adversely affect the market price of, and the voting and other rights of the holders of, our common stock.
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
Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2023, Fitch lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. Most recently, in connection with successive failures by the U.S. government to reverse the trend of large annual fiscal deficits and growing interest costs, Moody's lowered its long-term issuer credit rating on the U.S. from Aaa to Aa1. A further downgrade, or downgrades by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.
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
In the past three years, we have not experienced any material computer data security breaches as a result of a compromise of our information systems and we are not aware of any significant cybersecurity breach or attack that had a material impact on our business or operating results.

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
First Commonwealth Bank has 126 community banking offices, of which 47 are leased and 79 are owned. We also lease seven Business Centers in Canfield, Canton, Hudson, Independence and Lewis Center, Ohio and Pittsburgh and Berwyn, Pennsylvania.
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

Executive Officers of First Commonwealth Financial Corporation
The name, age and principal occupation for each of the executive officers of First Commonwealth Financial Corporation as of December 31, 2025 is set forth below:
Jane Grebenc, age 67, has served as Executive Vice President and Chief Revenue Officer of First Commonwealth Financial Corporation and President of First Commonwealth Bank since May 31, 2013. Ms. Grebenc's financial services career includes executive leadership roles at a variety of institutions, including Park View Federal Savings Bank, Key Bank, and National City Bank. She was formerly the Executive Vice President in charge of the retail, marketing, IT and operations and the mortgage segments at Park View Federal Savings Bank from 2009 until 2012, the Executive Vice President in charge of the Wealth Segment at Key Bank from 2007 until 2009 and the Executive Vice President / Branch Network at National City Bank prior to 2007.
Lee E. Lyon II, age 61, has served as Executive Vice President and Chief Audit Executive since October 2025. He previously served as the Chief Risk and Operations Officer of CenterBank, which was acquired by First Commonwealth in 2025. Before joining CenterBank, Mr. Lyon held various positions at Fifth Third Bancorp, including Director of Consumer Operational Risk Management, Chief Risk Officer Mortgage Banking Division and Internal Audit Manager.
Michael P. McCuen, age 63, has served as Executive Vice President and Chief Banking Officer since August 2025. He formerly served as Chief Lending Officer and Corporate Banking Executive. Mr. McCuen has been with First Commonwealth since 2023. Before joining First Commonwealth, Mr. McCuen was Market President and Commercial Sales Leader for Key Bank's Southwest Ohio area since 2017. Mr. McCuen's past experience includes co-leading the middle market segment at PNC, leading Bank integrations, and various Corporate Banking leadership roles.
Linda D. Metzmaier, age 57, has served as Executive Vice President and Chief Risk Officer since January 2025. She joined First Commonwealth as Chief Compliance Officer in 2011 before being promoted to Deputy Chief Risk Office/Chief Compliance Officer in 2019. Prior to joining First Commonwealth, Metzmaier served in auditing and compliance leadership roles at Fidelity Bank, Office of the Comptroller of the Currency and Merchants National Bank of Kittanning from 1990-2011.
Norman J. Montgomery, age 58, has served as the Executive Vice President of Business Integration of First Commonwealth Bank since May 2011. He oversees First Commonwealth’s product development and assumed oversight of First Commonwealth’s technology and operations functions in July 2012. He served as Senior Vice President/Business Integration of First Commonwealth Bank from September 2007 until May 2011 and previously held positions in the technology, operations, audit and marketing areas.
T. Michael Price, age 63, has served as President and Chief Executive Officer of First Commonwealth Financial Corporation and Chief Executive Officer of First Commonwealth Bank since March 2012. Mr. Price served as President of First Commonwealth Bank from November 2007 to May 2013. From January 1, 2012 to March 7, 2012, he served as Interim President and Chief Executive Officer of First Commonwealth Financial Corporation. He was formerly Chief Executive Officer of the Cincinnati and Northern Kentucky Region of National City Bank from July 2004 to November 2007 and Executive Vice President and Head of Small Business Banking of National City Bank prior to July 2004.
James R. Reske, age 62, joined First Commonwealth Financial Corporation as Executive Vice President, Chief Financial Officer and Treasurer on April 28, 2014. Prior to joining First Commonwealth, Mr. Reske served as Executive Vice President, Chief Financial Officer, and Treasurer at United Community Financial Corporation in Youngstown, Ohio from 2008 until April 2014. Mr. Reske's financial services career includes investment banking roles within the Financial Institutions Groups at Keybanc Capital Markets, Inc. in Cleveland, Ohio and at Morgan Stanley & Company in New York. Mr. Reske also provided expertise and counsel to financial institutions and other organizations on mergers and acquisitions and capital markets activities as an attorney at Wachtell, Lipton, Rosen & Katz, as well as at Sullivan & Cromwell. Earlier in his career, Mr. Reske worked at the Board of Governors of the Federal Reserve System in Washington, DC and at the Federal Reserve Bank of Boston.
Carrie L. Riggle, age 56, has served as Executive Vice President / Human Resources since March 1, 2013. Ms. Riggle has been with First Commonwealth since 1991. Over the course of her tenure, Ms. Riggle has been responsible for the daily operations of the Human Resources function and was actively involved in the establishment and development of a centralized corporate human resources function within the Company.
Brian J. Sohocki, age 46, has served as Executive Vice President / Chief Credit Officer since August 2024. Mr. Sohocki has been with First Commonwealth since 2010. He formerly served in roles including Deputy Chief Credit Officer and C&I Group Manager. During that time, Sohocki was instrumental in the development of First Commonwealth's Sponsor Finance Group and Commercial and Industrial loan growth initiative.

Matthew C. Tomb, age 49, serves as Executive Vice President and General Counsel of First Commonwealth Financial Corporation since November 2010. He previously served as Chief Risk Officer and General Counsel from November 2010 to December 31, 2024, and as Senior Vice President / Legal and Compliance since September 2007. Before joining First Commonwealth, Mr. Tomb practiced law with Sherman & Howard L.L.C. in Denver, Colorado.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
First Commonwealth is listed on the NYSE under the symbol “FCF.” As of December 31, 2025, there were approximately 4,771 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2025
First Quarter	$17.13	$15.37	$0.130
Second Quarter	16.35	14.08	0.135
Third Quarter	18.02	16.07	0.135
Fourth Quarter	17.57	15.29	0.135

Period	High Sale	Low Sale	Cash Dividends Per Share
2024
First Quarter	$15.56	$12.84	$0.125
Second Quarter	14.24	12.53	0.130
Third Quarter	18.60	13.71	0.130
Fourth Quarter	19.41	16.24	0.130
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

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the S&P U.S. BMI Banks Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2020, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
First Commonwealth Financial Corporation	100.00	151.93	136.27	156.31	177.17	182.49
Russell 2000 Index	100.00	114.82	91.35	106.80	119.14	134.40
S&P U.S. BMI Banks Index	100.00	135.97	112.77	123.02	164.70	211.47

Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the amount of shares repurchased during the fourth quarter of 2025.

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2025	47,116	$16.89	47,116	1,301,151
November 30, 2025	1,269,618	15.77	1,269,618	—
December 31, 2025	115,652	17.19	115,652	1,364,851
Total	1,432,386	$15.93	1,432,386
(1) Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $15.29 as of October 31, 2025, $16.25 as of November 30, 2025 and $16.86 as of December 31, 2025.
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

ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis represents an overview of the financial condition and the results of operations of First Commonwealth and its subsidiaries, as of and for the years ended December 31, 2025, and 2024. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a more thorough understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and to other financial information presented in this Annual Report. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 2, 2026 for a discussion and analysis of the factors that affected periods prior to 2025.

Company Overview
First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCB and insurance products through FCIA. At December 31, 2025, FCB operated 126 community banking offices throughout Pennsylvania and Ohio, as well as Business Centers in Canfield, Canton, Hudson, Independence and Lewis Center, Ohio and Pittsburgh and Berwyn, Pennsylvania.
Our consumer services include internet, mobile and telephone banking, an automated teller machine network, personal checking accounts, interest-earning checking accounts, savings accounts, health savings accounts, insured money market accounts, debit cards, investment certificates, fixed and variable rate certificates of deposit, mortgage loans, secured and unsecured installment loans, construction and real estate loans, safe deposit facilities, credit cards, credit lines with overdraft checking protection and IRA accounts. Commercial banking services include commercial lending and leasing, small and high-volume business checking accounts, on-line account management services, ACH origination, payroll direct deposit, commercial cash management services and repurchase agreements. We also provide trust and asset management services and a full complement of auto, home and business insurance as well as term life insurance. We offer annuities, mutual funds and stock and bond brokerage services through an arrangement with a broker-dealer and insurance brokers. Most of our commercial customers are small and mid-sized businesses in Pennsylvania and Ohio.
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
As noted above, the allowance for credit losses is estimated using a number of inputs and assumptions. Management's sensitivity analysis of the allowance identified that the model has the highest degree of sensitivity around values used in the economic forecast, specifically national unemployment, gross domestic product and business bankruptcies. Additionally, there is also a high degree of sensitivity related to estimated prepayment speeds, as it is a major driver for the life of loan expectations. The sensitivity of estimated prepayment speeds had the largest impact on the residential first lien loan pool.

Selected Financial Information
The following table provides selected financial information for the periods ended December 31,

	2025	2024	2023	2022	2021
	(dollars in thousands, except share data)
Interest income	$632,688	$600,463	$529,998	$329,953	$293,838
Interest expense	206,601	221,571	144,322	17,732	15,297
Net interest income	426,087	378,892	385,676	312,221	278,541
Provision for credit losses	36,725	29,170	14,813	21,106	(1,376)
Net interest income after provision for credit losses	389,362	349,722	370,863	291,115	279,917
Net securities gains (losses)	(4,348)	(5,446)	(103)	2	16
Other income	101,172	104,677	96,712	98,706	106,741
Other expenses	294,828	270,745	269,917	229,638	213,857
Income before income taxes	191,358	178,208	197,555	160,185	172,817
Income tax provision	39,056	35,636	40,492	32,004	34,560
Net Income	$152,302	$142,572	$157,063	$128,181	$138,257
Per Share Data—Basic
Net Income	$1.48	$1.40	$1.55	$1.37	$1.45
Dividends declared	$0.535	$0.515	$0.495	$0.475	$0.455
Average shares outstanding	103,220,081	101,913,111	101,556,427	93,612,043	95,583,890
Per Share Data—Diluted
Net Income	$1.47	$1.39	$1.54	$1.37	$1.44
Average shares outstanding	103,524,130	102,205,497	101,822,201	93,887,447	95,840,285
At End of Period
Total assets	$12,343,036	$11,584,936	$11,459,488	$9,805,666	$9,545,093
Investment securities	1,571,911	1,584,216	1,490,866	1,250,237	1,595,529
Loans and leases, net of unearned income	9,508,039	8,983,754	8,968,761	7,642,143	6,839,230
Allowance for credit losses	125,768	118,906	117,718	102,906	92,522
Deposits	10,250,969	9,678,019	9,192,309	8,005,469	7,982,498
Short-term borrowings	147,966	80,139	597,835	372,694	138,315
Subordinated debentures	128,466	128,305	177,741	170,937	170,775
Other long-term debt	129,555	130,353	4,122	4,862	5,573
Shareholders’ equity	1,554,376	1,405,165	1,314,274	1,052,074	1,109,372
Key Ratios
Return on average assets	1.26%	1.22%	1.42%	1.34%	1.47%
Return on average equity	10.15	10.44	12.80	11.99	12.55
Net loans to deposits ratio	91.53	91.60	96.29	94.18	84.52
Dividends per share as a percent of net income per share	36.15	36.79	31.94	34.67	31.38
Average equity to average assets ratio	12.45	11.72	11.06	11.16	11.72

Results of Operations—2025 Compared to 2024
Net Income
Net income for 2025 was $152.3 million, or $1.47 per diluted share, as compared to net income of $142.6 million, or $1.39 per diluted share in 2024. Contributing to the increase in net income was a $47.2 million increase in net interest income, offset by a $7.6 million increase in provision for credit losses. Provision for credit losses in 2025 included $3.8 million related to the day 1 adjustment on non-PCD loans acquired in the Center acquisition. Additionally, the increase in net interest income was offset by a $24.1 million increase in noninterest expense in 2025 compared to 2024, with $4.0 million of the 2025 increase attributable to the Center acquisition. Noninterest income decreased $2.4 million in 2025 compared to 2024 resulting from a decline of $6.3 million in card-related interchange income as a result of the Company being subject to the Durbin Amendment to the Dodd-Frank Act for the full year of 2025 compared to six-months in 2024.
Our return on average equity was 10.1% and our return on average assets was 1.26% for 2025, compared to 10.4% and 1.22%, respectively, for 2024.
Average diluted shares for the year 2025 were 1.3% more than the comparable period in 2024 primarily due to $45.9 million in common shares issued in relation to the Center acquisition offset by $36.5 million of common stock buybacks completed during 2025.
Net Interest Income
Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The net interest margin is expressed as the percentage of net interest income, on a fully taxable equivalent basis, to average interest-earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate federal income tax rate of 21%. The taxable equivalent adjustment to net interest income for 2025 was $1.4 million compared to $1.3 million in 2024. Net interest income comprises a majority of our revenue (net interest income before provision expense plus noninterest income) at 81% and 79% for the years ended December 31, 2025 and 2024, respectively.
Net interest income, on a fully taxable equivalent basis, was $427.5 million for the year-ended December 31, 2025, a $47.2 million, or 12%, increase compared to $380.2 million for the same period in 2024. The net interest margin, on a fully taxable equivalent basis, increased 29 basis points to 3.84% in 2025 from 3.55% in 2024. Net interest income and the net interest margin are affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.
Growth in interest-earning assets as well as higher reinvestment rates for the investment and loan portfolios had a positive impact on interest income for the year ended December 31, 2025. Average earning assets for the year ended December 31, 2025 increased $0.4 billion, or 4%, compared to the year ended December 31, 2024 and interest income increased $32.3 million, or 5.4%. The primary interest earning asset attributable to the Center acquisition was their loan portfolio, which averaged $195.9 million for the year ended December 31, 2025. Interest-sensitive assets totaling $5.7 billion will either reprice or mature over the next twelve months.
The taxable equivalent yield on interest-earning assets was 5.70% for the year ended December 31, 2025, an increase of 8 basis points from the 5.62% yield for the same period in 2024. The yield on interest-earning assets benefited from higher reinvestment rates related to the investment and loan portfolios. The tax-equivalent yield for the investment portfolio increased by 32 basis points and the loan and lease portfolio increased by 4 basis points when compared to the year ended December 31, 2025. The increase in the loan and lease portfolio yield is primarily the result of higher reinvestment rates on our fixed loans, including our fixed rate commercial loan portfolio, indirect automobile loan portfolio and direct consumer installment loan portfolio, which increased by 37 basis points, 35 basis points and 29 basis points, respectively. Additionally, for the year ended December 31, 2025, seven basis points of the yield on interest-earning assets can be attributed to the recognition of $7.4 million in accretion of purchase accounting marks, primarily from the Centric and Center acquisitions. For the year ended December 31, 2024, $7.5 million in accretion of purchase accounting marks benefited the yield on interest-earning assets by seven basis points.
As of December 31, 2025, 49% of our loan portfolio had variable or adjustable interest rates and 51% had fixed interest rates. After incorporating the impact of our cash flow hedges that convert the interest rate on $175.0 million of our 1-month Secured Overnight Financing Rate ("SOFR") based loans to fixed rates, the variable and adjustable interest rates would account for 47% of our loan portfolio. Loans with variable or adjustable interest rates include approximately 26% tied to the prime interest rate, 51% tied to SOFR, 12% tied to Treasury rates and 9% tied to Federal Home Loan Bank rates.
Also contributing to the increase in yield on interest-earning assets was the yield on the investment portfolio, which increased by 32 basis points compared to the prior year, primarily as new volume rates were higher than the portfolio yield. The average investment portfolio balance increased $60.4 million as growth in average deposits exceeded the funding needs for loan growth. The yield on interest-bearing deposits with banks decreased 79 basis points compared to the prior year as a result of lower interest rates, while the average balance decreased $108.2 million.
The cost of interest-bearing liabilities decreased to 2.55% for the year ended December 31, 2025, compared to 2.83% for the same period in 2024. The decrease of 20 basis points in the cost of interest-bearing deposits can be attributed to declines in market interest rates, which influenced the mix of deposits with growth in both money market accounts and time deposits. Average time deposits increased $213.3 million, or 13.8%, while the cost of these deposits decreased 52 basis points. Contributing to the average growth in time deposits was an average of $60.6 million acquired as part of the Center acquisition. Other interest-bearing deposits increased an average of $336.2 million, or 6.0%, while the cost of deposits decreased 14 basis points. Average growth in other-interest bearing deposits attributable to the Center acquisition totaled $98.1 million.
The cost of short-term borrowings decreased 93 basis points in comparison to the same period in the prior year. Average short-term borrowings decreased by $349.1 million for the year ended December 31, 2025 compared to the same period in 2024 primarily due to the payoff of $516.0 million in short-term borrowings related to the Federal Reserve Term Funding program in the fourth quarter of 2024. Average long-term debt increased $75.8 million as a result of a $127.0 million FHLB borrowing entered into in the fourth quarter of 2024, while the cost of long-term debt decreased by 44 basis points.
Comparing the year ended December 31, 2025 with the same period in 2024, changes in rates positively impacted net interest income by $28.9 million. The higher yield on interest-earning assets increased net interest income by $8.5 million, while the change in the cost of interest-bearing liabilities positively impacted net interest income by $20.4 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively increased net interest income by $18.3 million in the year ended December 31, 2025 compared to the same period in 2024. Higher levels of interest-earning assets resulted in an increase of $23.8 million in interest income, and changes in the volume and mix of interest-bearing liabilities increased interest expense by $5.4 million, primarily due to growth in time and savings deposits.
Net interest income was positively impacted by a decrease of $136.8 million in average net free funds at December 31, 2025 as compared to December 31, 2024. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The higher level of net free funds was primarily the result of growth in noninterest-bearing demand deposits as well as higher average shareholders' equity due to retained earnings and stock issued for the Center acquisition.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the periods presented:

	For the Years Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$632,688	$600,463	$529,998
Adjustment to fully taxable equivalent basis	1,382	1,347	1,237
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	634,070	601,810	531,235
Interest expense	206,601	221,571	144,322
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$427,469	$380,239	$386,913

The following table provides information regarding the average balances and yields or rates on interest-earning assets and interest-bearing liabilities for the periods ended December 31:

	Average Balance Sheets and Net Interest Analysis
	2025			2024			2023
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$56,166	$2,654	4.73%	$164,339	$9,071	5.52%	$176,146	$9,491	5.39%
Tax-free investment securities	17,680	460	2.60	19,965	530	2.65	21,485	578	2.69
Taxable investment securities	1,579,540	56,958	3.61	1,516,847	49,688	3.28	1,239,369	29,340	2.37
Loans and leases, net of unearned income (b)(c)(d)	9,474,491	573,998	6.06	9,013,742	542,521	6.02	8,714,770	491,826	5.64
Total interest-earning assets	11,127,877	634,070	5.70	10,714,893	601,810	5.62	10,151,770	531,235	5.23
Noninterest-earning assets:
Cash	106,569			111,997			112,157
Allowance for credit losses	(128,990)			(122,867)			(132,046)
Other assets	950,699			950,943			959,972
Total noninterest-earning assets	928,278			940,073			940,083
Total Assets	$12,056,155			$11,654,966			$11,091,853
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,897,654	$28,077	1.48%	$1,907,627	$34,155	1.79%	$1,959,595	$25,652	1.31%
Savings deposits	4,075,057	95,050	2.33	3,728,926	89,852	2.41	3,548,587	54,847	1.55
Time deposits	1,763,299	66,945	3.80	1,549,999	67,025	4.32	972,735	31,907	3.28
Short-term borrowings	95,322	3,494	3.67	444,453	20,439	4.60	439,556	21,747	4.95
Long-term debt	262,371	13,035	4.97	186,550	10,100	5.41	186,687	10,169	5.45
Total interest-bearing liabilities	8,093,703	206,601	2.55	7,817,555	221,571	2.83	7,107,160	144,322	2.03
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	2,328,689			2,298,065			2,552,596
Other liabilities	132,792			173,426			205,224
Shareholders’ equity	1,500,971			1,365,920			1,226,873
Total noninterest-bearing funding sources	3,962,452			3,837,411			3,984,693
Total Liabilities and Shareholders’ Equity	$12,056,155			$11,654,966			$11,091,853
Net Interest Income and Net Yield on Interest-Earning Assets		$427,469	3.84%		$380,239	3.55%		$386,913	3.81%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the federal income tax statutory rate of 21%.
(b)Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)Loan income includes loan fees.
(d)Includes held for sale loans.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

	Analysis of Year-to-Year Changes in Net Interest Income
	2025 Change from 2024			2024 Change from 2023
	Total Change	Change Due To Volume	Change Due To Rate (a)	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(6,417)	$(5,971)	$(446)	$(420)	$(636)	$216
Tax-free investment securities	(70)	(61)	(9)	(48)	(41)	(7)
Taxable investment securities	7,270	2,056	5,214	20,348	6,576	13,772
Loans and leases	31,477	27,737	3,740	50,695	16,862	33,833
Total interest income (b)	32,260	23,761	8,499	70,575	22,761	47,814
Interest-bearing liabilities:
Interest-bearing demand deposits	(6,078)	(179)	(5,899)	8,503	(681)	9,184
Savings deposits	5,198	8,342	(3,144)	35,005	2,795	32,210
Time deposits	(80)	9,215	(9,295)	35,118	18,934	16,184
Short-term borrowings	(16,945)	(16,060)	(885)	(1,308)	242	(1,550)
Long-term debt	2,935	4,102	(1,167)	(69)	(7)	(62)
Total interest expense	(14,970)	5,420	(20,390)	77,249	21,283	55,966
Net interest income	$47,230	$18,341	$28,889	$(6,674)	$1,478	$(8,152)
(a)Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of the allowance for credit losses needed to provide for expected losses inherent in the loan and lease portfolio and off-balance sheet commitments. The provision for credit losses is an amount added to the allowance against which credit losses are charged.
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
The provision for credit losses in 2025 totaled $36.7 million, reflecting an increase of $7.6 million compared to the $29.2 million provision recognized in 2024. Included in the provision expense for 2025 was $3.4 million in day 1 non-PCD expense and $0.3 million in expense related to off-balance sheet commitments related to the Center acquisition. Provision expense related to outstanding loans and leases, excluding the impact of the day 1 non-PCD expense in 2025, increased $3.1 million in 2025. The provision for off-balance sheet commitments increased $7.2 million in 2025 compared to 2024 as a result of higher off-balance sheet commitments related to commercial and residential construction loan commitments, as well as the impact of periodic updates, completed in the third quarter of 2025, related to the expected loss rates for these loan categories.
The level of provision expense in 2025 was primarily related to two loan categories: the commercial, financial, agricultural and other category and commercial real estate. These two categories accounted for $26.4 million of the $32.7 million total provision expense for loans and leases. Provision expense for the commercial, financial, agricultural and other category was $21.9 million in 2025 and included $8.5 million for a dealer floor plan relationship that was moved to noanccrual during the second quarter of 2025 as a result of being out of trust on sold vehicles. Also impacting this category was $8.0 million recognized related to the equipment finance portfolio as a result of $265.9 million, or 62%, loan growth in that category. Provision expense for the commercial real estate category was primarily a result of $4.7 million for the non-owner occupied real estate portfolio. Included in provision expense for the non-owner occupied portfolio was a $1.7 million specific reserve for a loan that was moved to nonaccrual in the fourth quarter of 2025. Additionally, the negative provision for the residential real estate category can be attributed to a slight increase of $18.6 million in outstanding loan balances offset by the impact of lower loss rates. The level of provision expense for loans to individuals is related to net charge-offs in that category, which totaled $5.5 million for the year ended December 31, 2025, including $4.0 million for indirect auto loans and $1.2 million related to other consumer loans.

The table below provides a breakout of the provision for credit losses by loan category for the years ended December 31:

	2025		2024
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$21,906	75%	$15,834	49%
Time and demand	12,503	43	7,310	23
Commercial credit cards	262	1	149	1
Equipment finance	7,956	27	6,291	19
Time and demand other	1,185	4	2,084	6
Real estate construction	1,571	5	(302)	(1)
Construction other	1,307	4	554	2
Construction residential	264	1	(856)	(3)
Residential real estate	(966)	(3)	(1,392)	(4)
Residential first liens	(861)	(3)	(1,194)	(3)
Residential junior liens/home equity	(105)	—	(198)	(1)
Commercial real estate	4,534	15	11,662	36
Multifamily	563	2	198	1
Non-owner occupied	4,700	16	10,416	32
Owner occupied	(729)	(3)	1,048	3
Loans to individuals	2,253	8	6,566	20
Automobile and recreational vehicles	297	1	4,752	15
Consumer credit cards	399	2	301	1
Consumer other	1,557	5	1,513	4
Provision for credit losses on loans and leases	$29,298	100%	$32,368	100%
Provision for credit losses - acquisition day 1 non-PCD	3,379		—
Total provision for credit losses on loans and leases	32,677		32,368
Provision for off-balance sheet credit exposure	4,048		(3,198)
Total provision for credit losses	$36,725		$29,170
The allowance for credit losses was $125.8 million, or 1.32%, of total loans and leases outstanding at December 31, 2025, compared to $118.9 million, or 1.32%, at December 31, 2024. Nonperforming loans as a percentage of total loans increased to 0.97% at December 31, 2025 from 0.68% at December 31, 2024. The allowance to nonperforming loan ratio was 137.1% as of December 31, 2025 and 193.5% at December 31, 2024. Net charge-offs were $29.4 million for the year ended December 31, 2025 compared to $31.2 million for the same period in 2024, a decrease of $1.8 million. During 2025, $7.6 million in charge-offs were recognized as a result of the previously mentioned dealer floor plan loan and $5.6 million in charge-offs were recorded when certain commercial loans were moved to held for sale during the year.
Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at December 31, 2025.

A detailed analysis of our credit loss experience for the previous five years is shown below:

	2025	2024	2023	2022	2021
	(dollars in thousands)
Loans and leases outstanding at end of year	$9,508,039	$8,983,754	$8,968,761	$7,642,143	$6,839,230
Average loans outstanding	$9,474,491	$9,013,742	$8,714,770	$7,172,624	$6,777,192
Balance, beginning of year	$118,906	$117,718	$102,906	$92,522	$101,309
Day 1 allowance for credit loss on PCD acquired loans	3,560	—	27,205	—	—
Provision for credit losses - acquisition day 1 non-PCD	3,379	—	10,653	—	—
Loans charged off:
Commercial, financial, agricultural and other	20,252	15,512	19,199	2,361	7,020
Real estate construction	1,294	1,092	—	—	9
Residential real estate	745	483	561	339	309
Commercial real estate	7,188	8,678	6,277	2,487	1,659
Loans to individuals	8,887	9,663	7,230	4,658	4,061
Total loans charged off	38,366	35,428	33,267	9,845	13,058
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	5,118	813	498	394	2,430
Real estate construction	—	6	—	9	155
Residential real estate	234	370	247	187	468
Commercial real estate	217	177	151	769	135
Loans to individuals	3,422	2,882	2,219	1,349	1,460
Total recoveries	8,991	4,248	3,115	2,708	4,648
Net charge-offs	29,375	31,180	30,152	7,137	8,410
Provision charged to expense	29,298	32,368	7,106	17,521	(377)
Balance, end of year	$125,768	$118,906	$117,718	$102,906	$92,522
Ratios:
Net charge-offs as a percentage of average loans and leases outstanding	0.31%	0.35%	0.35%	0.10%	0.12%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding	1.32%	1.32%	1.31%	1.35%	1.35%

Noninterest Income
The components of noninterest income for each year in the three-year period ended December 31 are as follows:

				2025 compared to 2024
	2025	2024	2023	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$12,907	$11,821	$10,516	$1,086	9%
Service charges on deposit accounts	22,774	22,518	21,437	256	1
Insurance and retail brokerage commissions	12,652	11,546	10,929	1,106	10
Income from bank owned life insurance	6,877	6,361	4,875	516	8
Card-related interchange income	15,611	21,887	28,640	(6,276)	(29)
Swap fee income	1,543	885	1,519	658	74
Other income	9,604	9,135	8,087	469	5
Subtotal	81,968	84,153	86,003	(2,185)	(3)
Net securities losses	(4,348)	(5,446)	(103)	1,098	(20)
Gain on VISA exchange	5,146	5,664	—	(518)	(9)
Gain on sale of mortgage loans	7,296	5,795	3,951	1,501	26
Gain on sale of other loans and assets	6,888	9,111	6,744	(2,223)	(24)
Derivative mark to market	(126)	(46)	14	(80)	174
Total noninterest income	$96,824	$99,231	$96,609	$(2,407)	(2)%
Total noninterest income (excluding net securities losses, gain on VISA exchange, gain on sale of mortgage loans, gain on sale of other loans and assets and the derivatives mark to market), decreased $2.2 million, or 3%, in 2025. This decrease can be attributed to a $6.3 million decline in card-related interchange income resulting from the Company being subject to the Durbin Amendment to the Dodd-Frank Act beginning July 1, 2024. The Durbin Amendment is now applicable to the Company because its total assets exceeded $10.0 billion as of December 31, 2023. As a result, its curtailment of card-related interchange income went into effect on July 1, 2024.
Insurance and retail brokerage commissions increased by $1.1 million, or 10%, in 2025, primarily due to higher annuity sales, while Trust income increased $1.1 million, or 9%, due to revenue for assets under management. Swap fee income increased $0.7 million, compared to the prior period, as a result of a growth in new interest rate swaps entered into by our commercial loan customers.
Total noninterest income decreased $2.4 million, or 2%, in comparison to the year ended December 31, 2024. Gain on sale of mortgages increased $1.5 million as a result of changes in volume and spread received on mortgage loans sold, and gain on sale of other loans and assets decreased $2.2 million as a result of a decline in the volume and spread on the sale of SBA loans.
The most significant changes, other than the changes noted above, include gains on VISA exchange of $5.1 million and $5.7 million for the years ended December 31, 2025 and 2024, respectively, related to the conversion and sale of Visa shares. Offsetting these gains are $4.3 million and $5.4 million in losses recognized on the sale available for sale securities for 2025 and 2024, respectively, which were sold in order to reinvest into higher yielding investments.

Noninterest Expense
The components of noninterest expense for each year in the three-year period ended December 31 are as follows:

				2025 compared to 2024
	2025	2024	2023	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$163,981	$149,287	$142,871	$14,694	10%
Net occupancy	20,714	19,783	19,221	931	5
Furniture and equipment	18,161	17,453	17,308	708	4
Data processing	16,359	15,582	15,010	777	5
Advertising and promotion	6,447	5,535	5,713	912	16
Pennsylvania shares tax	4,495	5,422	4,364	(927)	(17)
Intangible amortization	5,503	5,024	4,983	479	10
Other professional fees and services	6,892	5,533	5,919	1,359	25
FDIC insurance	6,117	5,973	6,260	144	2
Other operating expenses	38,201	35,350	34,389	2,851	8
Subtotal	286,870	264,942	256,038	21,928	8
Loss on sale or write-down of assets	654	451	204	203	45
Litigation and operational losses	2,925	4,592	4,641	(1,667)	(36)
Loss on early redemption of subordinated debt	—	369	—	(369)	—
Merger and acquisition related	4,379	391	9,034	3,988	1,020
Total noninterest expense	$294,828	$270,745	$269,917	$24,083	9%
Total noninterest expense increased $24.1 million compared to the year ended December 31, 2024. Salaries and employee benefits increased $14.7 million. Contributing to the higher salary expense in 2025 was a $7.7 million increase in incentive expense, of which $1.5 million can be attributed to finalizing payments related to prior year volumes and performance, with the remaining increase due to higher performance levels and sales volumes in 2025. Also impacting salary and benefit expense is a $1.9 million increase in 401(k) expense, a $1.1 million increase in FICA taxes and a higher number of full time equivalent employees, partially due to the Center acquisition. The number of full time equivalent employees totaled 1,512 at December 31, 2024, increasing to 1,567 at December 31, 2025.
Net occupancy expense increased $0.9 million due to additional properties acquired as part of the Center acquisition as well as increased snow removal expense.
Pennsylvania shares tax decreased $0.9 million compared to the year ended December 31, 2024 primarily due to higher income generated outside of Pennsylvania resulting from continued growth in our SBA and equipment finance loan portfolios.
Other operating expense increased $2.9 million compared to the prior period primarily due to loan-related appraisals, credit reporting and OREO expense. The increase in other professional fees and services is a result of services and advisors for several areas, none of which were individually material. Merger and acquisition related expenses increased $4.0 million compared to the prior period as a result of the Center acquisition which occurred in the second quarter of 2025.
Income Tax
The provision for income taxes of $39.1 million in 2025 reflects an increase of $3.4 million compared to the provision for income taxes in 2024 as a result of a $13.2 million increase in the level of income before taxes.
The effective tax rate was 20.4% and 20.0% for tax expense in 2025 and 2024, respectively. We ordinarily generate an annual effective tax rate that is less than the statutory rate due to benefits resulting from tax-exempt interest, income from bank owned life insurance, and tax benefits associated with low-income housing tax credits, all of which are relatively consistent regardless of the level of pretax income.
Financial Condition
First Commonwealth’s total assets increased $758.1 million as of December 31, 2025 compared to December 31, 2024. Loans and leases, including loans held for sale, increased $743.7 million. Contributing to the loan growth in 2025, including loans held for sale, were increases of $265.9 million in equipment finance loans, $231.3 million in commercial real estate loans and $107.0 million in automobile and recreational vehicle loans. Investment securities decreased $19.6 million, or 1%, and cash and interest-bearing balances with banks increased $47.0 million, or 35%.
First Commonwealth’s total liabilities increased $608.9 million in 2025. Deposits increased $573.0 million and long-term borrowings decreased $0.8 million. Short-term borrowings increased $67.8 million, or 85%.
Total shareholders' equity increased $149.2 million in 2025. The growth in shareholders' equity was the result of net income of $152.3 million, common stock issued for the Center acquisition of $45.9 million and a $37.9 million increase in accumulated other comprehensive income resulting from changes in the fair value of available for sale investments, offset by $55.5 million in dividends declared and $36.5 million in stock repurchases.
Loan and Lease Portfolio
Following is a summary of our loan and lease portfolio as of December 31:

	2025		2024		2023		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,044,989	22%	$1,677,989	19%	$1,543,349	17%	$1,211,706	16%	$1,173,452	17%
Real estate construction	462,786	5	483,384	5	597,735	7	513,101	7	494,456	7
Residential real estate	2,360,285	25	2,341,703	26	2,416,876	27	2,194,669	29	1,920,250	28
Commercial real estate	3,182,109	33	3,124,704	35	3,053,152	34	2,425,012	31	2,251,097	33
Loans to individuals	1,457,870	15	1,355,974	15	1,357,649	15	1,297,655	17	999,975	15
Total loans and leases	$9,508,039	100%	$8,983,754	100%	$8,968,761	100%	$7,642,143	100%	$6,839,230	100%
The loan and lease portfolio, excluding loans held for sale, totaled $9.5 billion as of December 31, 2025, reflecting growth of $524.3 million compared to December 31, 2024. The Center acquisition contributed $292.6 million of this loan growth while the movement of a portfolio of loans to held for sale in the fourth quarter of 2025 negatively impacted the growth by $225.4 million. Commercial, financial, agricultural and other loans increased $367.0 million, or 22%, $265.9 million of which is a result of growth in the equipment finance portfolio and $92.5 million of which was the result of growth in time and demand loans. Residential real estate loans increased $18.6 million, or 1%, as $82.9 million growth from the Center acquisition was offset by runoff in the portfolio due to a higher percentage of new loans being originated for sale. Commercial real estate loans increased $57.4 million, or 2%, primarily due to growth in owner- and non-owner occupied properties. Growth in commercial real estate loans was impacted by the addition of $114.6 million acquired as part of the Center acquisition, offset by $173.9 million of loans moved to held for sale in the fourth quarter of 2025. Loans to individuals increased $101.9 million primarily due to growth in indirect auto and recreational vehicle loans.
Loans secured by 1-4 family residential properties in the process of foreclosure totaled $14.1 million at December 31, 2025 and $12.1 million at December 31, 2024.
The level of the loan portfolio in 2025 was impacted by the Center acquisition as well as the movement of a select portfolio of loans to held for sale. To better understand the changes to loan portfolio in 2025, the following table shows a breakdown of our loan portfolio between loans acquired through the Center acquisition and the portfolio moved to held for sale as of December 31, 2025:

	Legacy	Acquired (1)	Portfolio Moved to Held for Sale	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,002,037	$61,233	$(18,281)	$2,044,989
Real estate construction	452,824	33,521	(23,559)	462,786
Residential real estate	2,287,045	82,920	(9,680)	2,360,285
Commercial real estate	3,241,403	114,567	(173,861)	3,182,109
Loans to individuals	1,457,493	377	—	1,457,870
Total loans and leases	$9,440,802	$292,618	$(225,381)	$9,508,039
(1) Includes April 30, 2025 balance of loans acquired as part of the Center acquisition plus day 1 gross up of PCD loans.

The majority of our loan and lease portfolio is with borrowers located in the states of Pennsylvania and Ohio. As of December 31, 2025 and 2024, there were no concentrations of loans relating to any industry in excess of 10% of total loans.
Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans at December 31, 2025 were as follows:

	Within One Year	One to 5 Years	After 5 Years	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$365,592	$1,096,527	$581,498	$2,043,617
Real estate construction (a)	149,926	246,644	48,357	444,927
Commercial real estate	561,626	1,417,814	1,201,996	3,181,436
Other	22,905	43,344	128,652	194,901
Total	$1,100,049	$2,804,329	$1,960,503	$5,864,881
Loans at fixed interest rates		1,370,975	323,956
Loans at variable interest rates		1,433,354	1,636,547
Total		$2,804,329	$1,960,503
(a)The maturities of real estate construction loans include term commitments that follow the construction period. Loans with these term commitments will be moved to the commercial real estate category when the construction phase of the project is completed.
First Commonwealth has a legal lending limit of $204.4 million to any one borrower or closely related group of borrowers, but has established lower thresholds for credit risk management.
Commercial real estate comprises 33% of our total loan portfolio. Commercial real estate loans are collateralized by real estate properties including, but not limited to, multifamily properties, office, retail, hotels and student housing. The following table summarizes the commercial real estate portfolio by type of property securing the credit as of December 31:

	2025		2024
	Amount	%	Amount	%
	(dollars in thousands)
Land	$8,757	0.3%	$4,495	0.1%
Residential 1-4	5,380	0.2	11,735	0.4
Industrial and storage	645,211	20.3	522,480	16.7
Multifamily	576,299	18.1	610,442	19.5
Office	470,133	14.8	533,216	17.1
Healthcare	143,056	4.5	153,609	4.9
Student housing	139,645	4.4	126,688	4.1
Retail	774,070	24.3	768,067	24.6
Hospitality	238,531	7.4	191,372	6.1
Specialty use	178,940	5.6	196,946	6.3
Other	2,087	0.1	5,654	0.2
Total	$3,182,109	100.0%	$3,124,704	100.0%

The following table represents our commercial real estate portfolio by type of property securing the credit as of December 31, 2025. Total non-pass commercial real estate loans increased by $17.7 million to $127.5 million when compared to December 31, 2024.

	Pass	OAEM	Substandard Accruing	Substandard Nonaccruing	Total Non-Pass	Total	% Non-Pass
	(dollars in thousands)
Land	$8,757	$—	$—	$—	$—	$8,757	—%
Residential 1-4	5,092	—	288	—	288	5,380	5.4
Industrial and storage	635,669	4,856	3,950	736	9,542	645,211	1.5
Multifamily	537,198	15,357	11,732	12,012	39,101	576,299	6.8
Office	438,266	23,190	209	8,468	31,867	470,133	6.8
Healthcare	140,672	2,039	306	39	2,384	143,056	1.7
Student housing	134,648	4,997	—	—	4,997	139,645	3.6
Retail	750,623	4,541	10,545	8,361	23,447	774,070	3.0
Hospitality	233,302	5,229	—	—	5,229	238,531	2.2
Specialty use	168,421	8,883	640	996	10,519	178,940	5.9
Other	1,997	90	—	—	90	2,087	4.3
Total	$3,054,645	$69,182	$27,670	$30,612	$127,464	$3,182,109	4.0%
The office portfolio comprises 14.8% of total commercial real estate loans and 25.0% of total commercial real estate non-pass loans. The average loan commitment size for the office portfolio is $0.9 million and the average outstanding balance as of December 31, 2025 is $0.9 million. Within the office portfolio, exposures over $1.0 million have an average debt service coverage ratio of 1.54x, which exceeds our internal guidelines of 1.25x to 1.50x, depending on property class. Additionally, for loans with exposure over $1.0 million, the office portfolio has a weighted average loan to value of 54% compared to internal guidelines of 60-75% depending on property class. Our current measure is based off of the most recent appraisal on file, the majority of which are from origination.
Portfolio segment limits are approved by our Board of Directors' Risk Committee. These segment limits incorporate loan commitments and are based off of total Tier 1 capital plus the allowable allowance for credit losses. In the second quarter of 2024, after considering the current environment and potential risks related to the office portfolio, the segment limit for the office portfolio was decreased from 65% to 50%, with the actual segment concentration at 32.4% as of December 31, 2025.
The following table summarizes commercial real estate loans by the location of the properties by which they are collateralized as of December 31, 2025. Some loans are collateralized by multiple properties spread over various states. In those instances the loan is included below based on the location of the primary property collateralizing the loan.

	Balance	% of Total
	(dollars in thousands)
Ohio	$1,371,327	43%
Pennsylvania	1,334,018	42
New Jersey	41,244	1
Indiana	40,433	1
Kentucky	117,785	4
New York	43,857	1
Other	233,445	8
	$3,182,109	100%
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

The following is a comparison of nonperforming assets and the effects on interest due to nonaccrual loans for the period ended December 31:

	2025	2024	2023	2022	2021
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$91,756	$61,456	$39,472	$20,193	$34,926
Troubled debt restructured loans on nonaccrual basis	—	—	—	8,852	13,134
Troubled debt restructured loans on accrual basis	—	—	—	6,442	7,120
Total nonperforming loans	$91,756	$61,456	$39,472	$35,487	$55,180
Loans and leases past due in excess of 90 days and still accruing	$1,288	$2,064	$9,436	$1,991	$1,606
Other real estate owned	$990	$895	$422	$534	$642
Loans and leases outstanding at end of period	$9,508,039	$8,983,754	$8,968,761	$7,642,143	$6,839,230
Average loans and leases outstanding	$9,474,491	$9,013,742	$8,714,770	$7,172,624	$6,777,192
Nonperforming loans as a percentage of total loans and leases	0.97%	0.68%	0.44%	0.46%	0.81%
Provision for credit losses on loans and leases	$29,298	$32,368	$7,106	$17,521	$(377)
Provision for credit losses - acquisition day 1 non-PCD	$3,759	$—	$10,653	$—	$—
Allowance for credit losses	$125,768	$118,906	$117,718	$102,906	$92,522
Net charge-offs	$29,375	$31,180	$30,152	$7,137	$8,410
Net charge-offs as a percentage of average loans and leases outstanding	0.31%	0.35%	0.35%	0.10%	0.12%
Provision for credit losses on loans and leases as a percentage of net charge-offs (b)	99.74%	103.81%	23.57%	245.50%	(4.48)%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (a)	1.32%	1.32%	1.31%	1.35%	1.35%
Allowance for credit losses as a percentage of nonperforming loans (a)	137.07%	193.48%	298.23%	289.98%	167.67%
Gross income that would have been recorded at original rates	$6,814	$6,717	$3,894	$1,444	$3,503
Interest that was reflected in income	1,080	705	530	244	569
Net reduction to interest income due to nonaccrual	$5,734	$6,012	$3,364	$1,200	$2,934
(a)End of period loans and nonperforming loans exclude loans held for sale.
(b)Does not include provision for credit losses on loans and leases - acquisition day 1 non-PCD.

Nonperforming loans increased $30.3 million to $91.8 million at December 31, 2025, compared to $61.5 million at December 31, 2024. During 2025, $94.1 million in loans were moved to nonaccrual, offset by $30.3 million in paydowns and payoffs, $5.8 million in sales, and $27.0 million in charge-offs. During 2025, two dealer floor plan relationships with balances of $13.8 million at December 31, 2025 were placed in nonaccrual status. The relationships totaled $41.4 million when placed in nonaccrual and subsequently the balances were reduced by $20.0 million in payments from the liquidation and sale of collateral and by $7.6 million in chargeoffs. In addition, $8.5 million in the new nonaccrual loans were the result of the Center acquisition. Nonperforming loans as a percentage of total loans increased to 0.97% from 0.68% at December 31, 2025 compared to December 31, 2024, respectively.
Net charge-offs were $29.4 million in 2025 compared to $31.2 million for the year 2024. The most significant credit losses recognized during the year include a $7.6 million charge-off recognized on a dealer floor plan relationship, $2.8 million recognized on nonperforming loans acquired from the Center acquisition, $7.0 million recognized on automobile and recreational vehicles and $1.8 million recognized on a non-owner occupied relationship loan. Included in the above charge-off detail is $7.4 million in charge-offs related to loans that were moved to held for sale during 2025. Additional detail on credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Provision for Credit Losses,” “Allowance for Credit Losses" and "Credit Risk.”
Provision for credit losses on loans and leases as a percentage of net charge-offs decreased to 99.7% for the year ended December 31, 2025 from 103.8% for the year ended December 31, 2024. This change was primarily driven by the $29.4 million in net charge-offs.
Allowance for Credit Losses
Following is a summary of the allocation of the allowance for credit losses at December 31:

	2025		2024		2023		2022		2021
	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)
	(dollars in thousands)
Commercial, financial, agricultural and other	$38,149	22%	$29,131	19%	$27,996	17%	$22,650	16%	$18,093	17%
Real estate construction	7,808	5	6,030	5	7,418	7	8,822	7	4,220	7
Residential real estate	21,629	25	22,396	26	23,901	27	21,412	29	12,625	28
Commercial real estate	40,271	33	40,232	35	37,071	34	28,804	31	33,376	33
Loans to individuals	17,911	15	21,117	15	21,332	15	21,218	17	24,208	15
Total	$125,768		$118,906		$117,718		$102,906		$92,522
Allowance for credit losses as percentage of end-of-period loans and leases outstanding	1.32%		1.32%		1.31%		1.35%		1.35%
(a)Represents the ratio of loans in each category to total loans.
The allowance for credit losses increased $6.9 million from December 31, 2024 to December 31, 2025. The allowance for credit losses as a percentage of end-of-period loans and leases outstanding was 1.32% at both December 31, 2025 and 2024, respectively. The allowance for credit losses includes both a general reserve for performing loans and reserves for individually analyzed loans. Comparing December 31, 2025 to December 31, 2024, the general reserve for performing loans is 1.22% and 1.24%, respectively, of total performing loans for both periods. Reserves for individually analyzed loans decreased from 13.0% of nonperforming loans at December 31, 2024 to 10.7% of nonperforming loans at December 31, 2025. The allowance for credit losses as a percentage of nonperforming loans was 137.1% and 193.5% at December 31, 2025 and 2024, respectively.
The allowance for credit losses represents management’s estimate of expected losses in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off. Management evaluates the appropriateness of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, contractual payment schedules, prepayment estimates, calculated probability of default and loss given default estimates and forecasts of certain macroeconomic variables, such as unemployment, gross domestic product, housing price index, business bankruptcies as well as other macroeconomic variables. This evaluation is subjective and requires material estimates that may change over time. For a description of the methodology used to calculate the allowance for credit losses, please refer to “Critical Accounting Policies and Significant Accounting Estimates—Allowance for Credit Losses.”

Investment Portfolio
Marketable securities that we hold in our investment portfolio, which are classified as “securities available for sale,” act as a source of liquidity. However, we do not anticipate liquidating the investments prior to maturity.
Following is a detailed schedule of the amortized cost of securities available for sale as of December 31:

	2025	2024	2023
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$2,638	$3,096	$3,565
Mortgage-Backed Securities—Commercial	701,572	779,232	512,979
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	336,493	413,434	559,769
Other Government-Sponsored Enterprises	1,000	1,000	1,000
Obligations of States and Political Subdivisions	7,560	8,510	9,226
Corporate Securities	46,969	62,475	51,886
Total Securities Available for Sale	$1,096,232	$1,267,747	$1,138,425
As of December 31, 2025, securities available for sale had a fair value of $1.0 billion. Gross unrealized gains were $5.7 million and gross unrealized losses were $87.7 million. The level of gross unrealized losses is directly related to the increase in market interest rates.
The securities available for sale portfolio decreased $133.4 million, or 12%, as of December 31, 2025 compared to December 31, 2024, as deposit growth provided additional liquidity which exceeded funding needs of the loan portfolio. Most of the run off in this portfolio is related to the sales, paydown and maturity of mortgage-backed securities. These securities provide ongoing liquidity through regular principal paydowns and additionally can be pledged for borrowings or to secure public deposits.
The following is a schedule of the contractual maturity distribution of securities available for sale at December 31, 2025.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield (b)
	(dollars in thousands)
Within 1 year	$1,171	$—	$—	$1,171	0.98%
After 1 but within 5 years	580	7,560	27,475	35,615	6.10
After 5 but within 10 years	1,686	—	19,494	21,180	3.84
After 10 years	1,038,266	—	—	1,038,266	3.36
Total	$1,041,703	$7,560	$46,969	$1,096,232	3.46%
(a)Equities are excluded from this schedule because they have an indefinite maturity.
(b)Yields are calculated on a taxable equivalent basis, including amortization of premiums or discounts, and represent yield to maturity.

Mortgage-backed securities, which include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises, have contractual maturities ranging from less than one year to approximately 42 years and have anticipated average lives to maturity ranging from less than three years to approximately six years.
The available for sale investment portfolio amortized cost decreased $171.5 million, or 14%, at December 31, 2025 compared to 2024. Purchases of available for sale investments totaled $162.1 million during 2025 and calls or maturities totaled $282.7 million. The level of purchases were impacted by liquidity available from increased deposits. Liquidity provided from sales, calls and maturities was utilized to fund growth in the loan portfolio or reinvested into investment securities and interest-bearing deposits with banks.

Following is a detailed schedule of the amortized cost of securities held to maturity as of December 31:

	2025	2024	2023
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$1,379	$1,586	$1,781
Mortgage-Backed Securities—Commercial	163,625	89,404	69,502
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	307,676	266,587	296,432
Mortgage-Backed Securities—Commercial	—	—	2,190
Other Government-Sponsored Enterprises	23,199	22,869	22,543
Obligations of States and Political Subdivisions	22,743	24,193	25,561
Debt Securities Issued by Foreign Governments	800	1,000	1,000
Total Securities Held to Maturity	$519,422	$405,639	$419,009
The following is a schedule of the contractual maturity distribution of securities held to maturity at December 31, 2025.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield (a)
	(dollars in thousands)
Within 1 year	$—	$1,604	$200	$1,804	3.01%
After 1 but within 5 years	2,564	16,245	600	19,409	2.41
After 5 but within 10 years	52,502	4,330	—	56,832	2.01
After 10 years	440,813	564	—	441,377	2.85
Total	$495,879	$22,743	$800	$519,422	2.74%
(a)Yields are calculated on a taxable equivalent basis, including amortization of premiums or discounts, and represent yield to maturity.
The held to maturity investment portfolio increased $113.8 million, or 28%, at December 31, 2025 compared to 2024. Held to maturity investment purchases of $192.5 million were offset by the calls or maturities of $78.3 million in investments.
See Note 8 “Investment Securities" and Note 18 “Fair Values of Assets and Liabilities” for additional information related to the investment portfolio.
Deposits
Total deposits increased $573.0 million in 2025. Interest-bearing demand and savings deposits increased $359.3 million, noninterest-bearing demand deposits increased $123.2 million and time deposits increased $90.5 million. The growth and changes in the mix of deposits in 2025 was impacted by $278.0 million in deposits acquired as part of the Center acquisition.

The following table shows a breakdown of the components of First Commonwealth’s deposits as of the end of the year in the two-year period ending December 31:

	2025			2024
	Originated	Acquired(a)	Amount	Amount(b)
	(dollars in thousands)
Noninterest-bearing deposits	$2,331,287	$41,484	$2,372,771	$2,249,615
Interest-bearing demand deposits	1,782,509	13,004	1,795,513	688,596
Savings deposits	4,108,572	133,190	4,241,762	4,989,342
Time deposits	1,750,616	90,307	1,840,923	1,750,466
Total deposits	$9,972,984	$277,985	$10,250,969	$9,678,019
(a) Reflects the deposit balances, including purchase accounting marks, of deposits acquired from Center as of the acquisition date of April 30, 2025.
(b) Category totals have been reclassified to remove the impact of the internal sweep program.
In the table above, compared to amounts previously disclosed, deposits for December 31, 2024 reflect a reclassification of $1.2 billion out of savings deposits into interest-bearing demand deposits. This reclassification removes the impact of an internal sweep program that has historically been in place for regulatory reserve requirements. In the second quarter of 2025, the internal sweep program was terminated; therefore, for consistency purposes, interest-bearing demand deposits and savings deposits for periods prior to June 30, 2025 are now shown without the deposit reclassification.
The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds.

For additional information concerning our deposits, please refer to Note 14 “Interest-Bearing Deposits.”
At December 31, 2025 and 2024, time deposits of $100 thousand or more totaled $1,061.4 million and $1,018.3 million, respectively. Time deposits of $250 thousand or more had remaining maturities as follows as of the end of each year in the two-year period ended December 31:

	2025		2024
	Amount	%	Amount	%
	(dollars in thousands)
3 months or less	$210,514	49%	$215,806	47%
Over 3 months through 6 months	142,435	33	101,101	22
Over 6 months through 12 months	74,259	17	125,863	27
Over 12 months	5,209	1	17,081	4
Total	$432,417	100%	$459,851	100%
The estimated total amount of uninsured deposits was $2.9 billion and $2.6 billion at December 31, 2025 and 2024, respectively, of which $0.8 billion and $0.7 billion were secured by pledged investment securities or letters of credit at December 31, 2025 and 2024, respectively. Uninsured amounts are estimated based on known deposit account relationships for each depositor and insurance guidelines provided by the FDIC.
Short-Term Borrowings and Long-Term Debt
Short-term borrowings increased $67.8 million, or 85%, from $80.1 million at December 31, 2024 to $148.0 million at December 31, 2025. Long-term debt decreased $1.2 million, from $263.0 million at December 31, 2024 to $261.7 million at December 31, 2025. For additional information concerning our short-term borrowings, subordinated debentures and other long-term debt, please refer to Note 15 “Short-term Borrowings,” Note 16 “Subordinated Debentures” and Note 17 “Other Long-term Debt” of the Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements
The table below sets forth our contractual obligations to make future payments as of December 31, 2025. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

	Footnote Number Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
FHLB advances	17	$127,830	$1,483	$242	$—	$129,555
Subordinated debentures	16	—	—	—	128,466	128,466
Operating leases	11	5,351	9,812	8,895	30,181	54,239
Total contractual obligations		$133,181	$11,295	$9,137	$158,647	$312,260
The table above excludes our cash obligations upon maturity of certificates of deposit, which is set forth in Note 14 “Interest-Bearing Deposits” of the Consolidated Financial Statements.
In addition, see Note 10 “Commitments and Letters of Credit” for detail related to our off-balance sheet commitments to extend credit, financial standby letters of credit, performance standby letters of credit and commercial letters of credit as of December 31, 2025. Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements since it is unknown if the borrower will draw upon these commitments and often these commitments expire without being drawn upon. As of December 31, 2025, a reserve for expected credit losses of $8.2 million was recorded for unused commitments and letters of credit.
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
We generate funds to meet our cash flow needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $573.0 million during 2025, and comprised 95% of total liabilities at both December 31, 2025 and 2024. Proceeds from the sale, maturity and redemption of investment securities totaled $429.4 million during 2025 and provided liquidity to fund loans, purchase investment securities and fund depositor withdrawals.
The following represents our expanded sources of liquidity as of December 31, 2025:

	Total Available	Amount Used	Outstanding Letters of Credit	Net Available
	(dollars in thousands)
Internal liquidity sources
Unencumbered securities	$547,046	$—	$—	$547,046
Other (excess pledged)	154,458	—	—	154,458
External liquidity sources
FHLB advances	2,830,380	254,555	10,075	2,565,750
FRB borrowings	1,085,534	—	—	1,085,534
Lines with other financial institutions	160,000	—	—	160,000
CDARS (1)	1,231,190	14,957	—	1,216,233
Total liquidity	$6,008,608	$269,512	$10,075	$5,729,021
(1) Reflects internal policy limit. Maximum capacity with CDARs is $1.8 billion.
Our participation in the Certificate of Deposit Account Registry Services ("CDARS") program is part of an ALCO strategy to increase and diversify funding sources. As of December 31, 2025, the outstanding CDARS balance of $15.0 million carried an average weighted rate of 2.93% and an average original term of 322 days. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
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
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one-year period was 0.70 and 0.68 at December 31, 2025 and 2024, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

Following is the gap analysis as of December 31:

	2025
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,962,518	$534,440	$846,281	$5,343,239	$3,308,592	$724,461
Investments	83,620	64,581	134,135	282,336	676,118	657,200
Other interest-earning assets	75,812	—	—	75,812	—	1,270
Total interest-sensitive assets (ISA)	4,121,950	599,021	980,416	5,701,387	3,984,710	1,382,931
Certificates of deposit	770,770	629,285	367,335	1,767,390	72,102	916
Other deposits	6,037,275	—	—	6,037,275	—	—
Borrowings	227,167	215	127,431	354,813	51,693	—
Total interest-sensitive liabilities (ISL)	7,035,212	629,500	494,766	8,159,478	123,795	916
Gap	$(2,913,262)	$(30,479)	$485,650	$(2,458,091)	$3,860,915	$1,382,015
ISA/ISL	0.59	0.95	1.98	0.70	32.19	1,509.75
Gap/Total assets	23.60%	0.25%	3.93%	19.91%	31.28%	11.20%

	2024
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,668,849	$423,523	$738,672	$4,831,044	$3,212,002	$851,465
Investments	57,039	50,445	119,475	226,959	675,061	771,365
Other interest-earning assets	27,160	—	—	27,160	—	1,198
Total interest-sensitive assets (ISA)	3,753,048	473,968	858,147	5,085,163	3,887,063	1,624,028
Certificates of deposit	681,794	410,573	552,392	1,644,759	104,383	1,218
Other deposits	5,677,938	—	—	5,677,938	—	—
Borrowings	159,245	211	423	159,879	179,508	—
Total interest-sensitive liabilities (ISL)	6,518,977	410,784	552,815	7,482,576	283,891	1,218
Gap	$(2,765,929)	$63,184	$305,332	$(2,397,413)	$3,603,172	$1,622,810
ISA/ISL	0.58	1.15	1.55	0.68	13.69	1,333.36
Gap/Total assets	23.88%	0.55%	2.64%	20.69%	31.10%	14.01%
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

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2025 ($)	$(1,761)	$(979)	$4,114	$8,173
December 31, 2025 (%)	(0.40)%	(0.22)%	0.95%	1.88%

December 31, 2024 ($)	$(8,351)	$(4,213)	$5,101	$9,080
December 31, 2024 (%)	(2.07)%	(1.05)%	1.27%	2.25%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2025 ($)	$(9,798)	$(4,118)	$13,061	$25,334
December 31, 2025 (%)	(2.25)%	(0.95)%	3.00%	5.82%

December 31, 2024 ($)	$(28,123)	$(13,449)	$13,690	$25,374
December 31, 2024 (%)	(6.98)%	(3.34)%	3.40%	6.30%

The Company evaluates its potential interest rate sensitivity by utilizing several interest rate scenarios that incorporate both rising and declining rates. Results of these scenarios are impacted by variables that include the current level of interest rates, product characteristics such as floors and ceilings, the frequency with which variable rate products reset their rates, and projected pricing changes for non-maturity deposits. For example, the results in a declining rate scenario could be affected by the model's use of an assumed interest rate floor of zero. For the years 2025 and 2024, the cost of our interest-bearing liabilities averaged 2.55% and 2.83%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 5.70% and 5.62%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $8.2 million at December 31, 2025 and is classified in “Other liabilities” on the Consolidated Statements of Financial Condition.
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
Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The probable risk of loss on these loans is evaluated by comparing the loan balance to the estimated fair value of any underlying collateral or the present value of projected future cash flows. Losses or specifically assigned allowance for credit losses are recognized where appropriate. Nonperforming loans increased $30.3 million at December 31, 2025 compared to the prior year.
The allowance for credit losses was $125.8 million at December 31, 2025, or 1.32% of loans outstanding, compared to $118.9 million, or 1.32% of loans outstanding, at December 31, 2024. Credit measures as of December 31, 2025 as compared to December 31, 2024 reflect an increase in the level of criticized loans of $43.0 million, from $224.2 million at December 31, 2024 to $267.2 million at December 31, 2025. Commercial, financial, agricultural and other loans and commercial real estate loans accounted for $21.7 million and $17.7 million, respectively, of this increase. Classified assets increased $43.1 million, from $96.3 million at December 31, 2024 to $139.4 million at December 31, 2025. Commercial, financial, agricultural and other loans and commercial real estate loans accounted for $33.9 million and $9.0 million, respectively, of this increase. Delinquency on accruing loans increased $14.9 million, or 67%, compared to the prior year primarily due to an increase of $9.3 million in commercial real estate loan delinquency.
The allowance for credit losses as a percentage of nonperforming loans was 137.1% at December 31, 2025 and 193.5% as of December 31, 2024. The allowance for credit losses includes specific allocations of $9.8 million related to nonperforming loans covering 11% of the total nonperforming balance at December 31, 2025 and specific allocations of $8.0 million covering 13% of the total nonperforming balance at December 31, 2024. The amount of allowance related to individually analyzed nonperforming loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses. The increase in specific reserves is primarily the result of new nonperforming loans.

Management believes that the allowance for credit losses is at a level that is sufficient to absorb expected losses in the loan and lease portfolio at December 31, 2025.

The following table provides information on net charge-offs and nonperforming loans by loan category:

	For the Period Ended December 31, 2025			As of December 31, 2025
	Net Charge-offs	% of Total Net Charge- offs	Net Charge-offs as a % of Average Loans	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$15,134	51.52%	0.16%	$46,618	50.81%	0.49%
Real estate construction	1,294	4.41	0.01	1,475	1.61	0.02
Residential real estate	511	1.74	0.01	13,019	14.19	0.14
Commercial real estate	6,971	23.73	0.07	30,612	33.36	0.32
Loans to individuals	5,465	18.60	0.06	32	0.03	—
Total loans and leases, net of unearned income	$29,375	100.00%	0.31%	$91,756	100.00%	0.97%
As indicated in the above table, commercial real estate and commercial financial, agricultural and other loans were the most significant portions of the nonperforming loans as of December 31, 2025. Included in nonaccrual loans as of December 31, 2025 are $10.3 million in loans that were on nonaccrual at the time of the Center or Centric acquisitions. See discussions related to the provision for credit losses and loans for more information.
New Accounting Pronouncements
New accounting pronouncements recently issued or proposed by the Financial Accounting Standards Board ("FASB") but not yet adopted as of December 31, 2025 are discussed below.

In November 2024, Accounting Standards Update 2024-03 ("ASU 2024-03"), “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures" (Subtopic 220-40) was issued. ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 will be effective for us, on a prospective basis, for annual periods beginning in 2027, and interim periods within fiscal years beginning in 2028, though early adoption and retrospective application is permitted. ASU 2024-03 is not expected to have a significant impact on our financial conditions or results of operations.

In September 2025, Accounting Standard Update 2025-06 ("ASU 2025-06"),“Intangibles - Goodwill and Other - Internal-Use Software" (Subtopic 350-40) was issued. ASU 2025-06 simplifies the accounting for internal-use software by removing project development stages and introducing a new capitalization threshold. Under the revised standard, software development costs are capitalized when management authorizes and commits funding for the project and it is probable the software will be completed and used as intended. ASU 2025-05 will be effective in 2028 and is not expected to have a significant impact on our financial conditions or results of operations.

In November 2025, Accounting Standard Update 2025‑08 ("ASU 2025-08"), “Financial Instruments - Credit Losses" (Topic 326) was issued. ASU 2025-08 expands the scope of acquired financial assets subject to the gross up approach formerly applicable only to purchased credit‑deteriorated ("PCD") assets, to include acquired non‑PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (PSLs). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit‑loss expense previously required for non‑PCD assets. PSLs are defined as non‑PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. ASU 2025-08 will be effective on a prospective basis for loans acquired on or after the adoption date, for interim and annual reporting periods beginning in 2027, though early adoption is permitted. The Company is evaluating the expected impact on accounting for acquired assets related to future transactions.

In November 2025, Accounting Standard Update 2025‑09 ("ASU 2025-09"), “Derivatives and Hedging" (Topic 815) was issued. This update allows designating a variable price component of a nonfinancial forecasted purchase or sale as the hedged risk, grouping individual forecasted transactions with similar (not identical) risk exposures, a new model for hedging forecasted interest on variable-rate debt, enabling changes in index or tenor without de-designation, subject to simplifying assumptions, and additional clarifications related to hedge accounting of nonfinancial components, net written options, and dual-hedge strategies. ASU 2025-09 will be effective beginning in 2027, though early adoption is permitted. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Information appearing in Item 7 of this report under the caption “Market Risk” is incorporated herein by reference in response to this item.

ITEM 8.    Financial Statements and Supplementary Data

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2025	2024
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$103,280	$105,051
Interest-bearing bank deposits	77,082	28,358
Securities available for sale, at fair value	1,014,194	1,147,623
Securities held to maturity, at amortized cost, (Fair value $470,665 at December 31, 2025 and $336,719 at December 31, 2024)	519,422	405,639
Other investments	38,295	30,954
Loans held for sale (Includes fair value of $46,071 at December 31, 2025 and $50,110 at December 31, 2024)	271,452	51,991
Loans and leases:
Portfolio loans and leases	9,508,039	8,983,754
Allowance for credit losses	(125,768)	(118,906)
Net loans and leases	9,382,271	8,864,848
Premises and equipment, net	114,283	116,108
Other real estate owned	990	895
Goodwill	378,214	363,715
Amortizing intangibles, net	22,015	19,637
Bank owned life insurance	233,154	229,581
Other assets	188,384	220,536
Total assets	$12,343,036	$11,584,936
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,372,771	$2,249,615
Interest-bearing	7,878,198	7,428,404
Total deposits	10,250,969	9,678,019
Short-term borrowings	147,966	80,139
Subordinated debentures	128,466	128,305
Other long-term debt	129,555	130,353
Capital lease obligation	3,721	4,327
Total long-term debt	261,742	262,985
Other liabilities	127,983	158,628
Total liabilities	10,788,660	10,179,771
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 126,599,991 and 123,603,380 shares issued as of December 31, 2025 and 2024, respectively; and 102,840,771 and 101,758,450 shares outstanding at December 31, 2025 and 2024, respectively	126,600	123,603
Additional paid-in capital	675,745	631,367
Retained earnings	1,067,895	971,082
Accumulated other comprehensive (loss) income, net	(64,600)	(102,514)
Treasury stock (23,759,220 and 21,844,930 shares at December 31, 2025 and 2024, respectively)	(251,264)	(218,373)
Total shareholders’ equity	1,554,376	1,405,165
Total liabilities and shareholders’ equity	$12,343,036	$11,584,936
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2025	2024	2023
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$572,713	$541,285	$490,710
Interest and dividends on investments:
Taxable interest	54,261	47,634	26,331
Interest exempt from federal income taxes	363	419	457
Dividends	2,697	2,054	3,009
Interest on bank deposits	2,654	9,071	9,491
Total interest income	632,688	600,463	529,998
Interest Expense
Interest on deposits	190,072	191,032	112,406
Interest on short-term borrowings	3,494	20,439	21,747
Interest on subordinated debentures	7,357	8,532	9,794
Interest on other long-term debt	5,518	1,384	170
Interest on capital lease obligation	160	184	205
Total interest expense	206,601	221,571	144,322
Net Interest Income	426,087	378,892	385,676
Provision for credit losses	32,966	29,170	4,160
Provision for credit losses - acquisition day 1 non-PCD	3,759	—	10,653
Net Interest Income after Provision for Credit Losses	389,362	349,722	370,863
Noninterest Income
Net securities losses	(4,348)	(5,446)	(103)
Gain on VISA exchange	5,146	5,664	—
Trust income	12,907	11,821	10,516
Service charges on deposit accounts	22,774	22,518	21,437
Insurance and retail brokerage commissions	12,652	11,546	10,929
Income from bank owned life insurance	6,877	6,361	4,875
Gain on sale of mortgage loans	7,296	5,795	3,951
Gain on sale of other loans and assets	6,888	9,111	6,744
Card-related interchange income	15,611	21,887	28,640
Derivative mark to market	(126)	(46)	14
Swap fee income	1,543	885	1,519
Other income	9,604	9,135	8,087
Total noninterest income	96,824	99,231	96,609
Noninterest Expense
Salaries and employee benefits	163,981	149,287	142,871
Net occupancy	20,714	19,783	19,221
Furniture and equipment	18,161	17,453	17,308
Data processing	16,359	15,582	15,010
Advertising and promotion	6,447	5,535	5,713
Pennsylvania shares tax	4,495	5,422	4,364
Intangible amortization	5,503	5,024	4,983
Other professional fees and services	6,892	5,533	5,919
FDIC insurance	6,117	5,973	6,260
Loss on sale or write-down of assets	654	451	204
Litigation and operational losses	2,925	4,592	4,641
Loss on early redemption of subordinated debt	—	369	—
Merger and acquisition related	4,379	391	9,034
Other operating expenses	38,201	35,350	34,389
Total noninterest expense	294,828	270,745	269,917
Income before income taxes	191,358	178,208	197,555
Income tax provision	39,056	35,636	40,492
Net Income	$152,302	$142,572	$157,063
Average Shares Outstanding	103,220,081	101,913,111	101,556,427
Average Shares Outstanding Assuming Dilution	103,524,130	102,205,497	101,822,201
Per Share Data: Basic Earnings Per Share	$1.48	$1.40	$1.55
Diluted Earnings Per Share	$1.47	$1.39	$1.54
Cash Dividends Declared per Common Share	$0.535	$0.515	$0.495
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Net Income	$152,302	$142,572	$157,063
Other comprehensive income, before tax expense:
Unrealized holding gains (losses) on securities arising during the period	33,737	(8,131)	18,499
Less: reclassification adjustment for losses on securities included in net income	4,348	5,446	103
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	9,987	14,379	13,462
Unrealized (losses) gains for postretirement obligations:
Prior service cost	76	76	76
Net (loss) gain	(23)	(83)	22
Total other comprehensive income, before income tax expense	48,125	11,687	32,162
Income tax expense related to items of other comprehensive income	10,211	2,445	6,226
Comprehensive Income	$190,216	$151,814	$182,999
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2024	101,758,450	$123,603	$631,367	$971,082	$(102,514)	$(218,373)	$1,405,165
Net income				152,302			152,302
Total other comprehensive income					37,914		37,914
Cash dividends declared ($0.535 per share)				(55,489)			(55,489)
Treasury stock acquired	(2,227,901)		(341)			(36,111)	(36,452)
Treasury stock reissued	191,096		996	—		1,885	2,881
Restricted stock	122,515	—	812	—		1,335	2,147
Common stock issued	2,996,611	2,997	42,911				45,908
Balance at December 31, 2025	102,840,771	$126,600	$675,745	$1,067,895	$(64,600)	$(251,264)	$1,554,376

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2023	102,114,664	$123,603	$630,154	$881,112	$(111,756)	$(208,839)	$1,314,274
Net income				142,572			142,572
Total other comprehensive income					9,242		9,242
Cash dividends declared ($0.515 per share)				(52,602)			(52,602)
Treasury stock acquired	(788,962)		(87)			(12,630)	(12,717)
Treasury stock reissued	230,051		313	—		2,216	2,529
Restricted stock	202,697	—	987	—		880	1,867
Balance at December 31, 2024	101,758,450	$123,603	$631,367	$971,082	$(102,514)	$(218,373)	$1,405,165

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2022	93,376,314	$113,915	$497,431	$774,863	$(137,692)	$(196,443)	$1,052,074
Net income				157,063			157,063
Total other comprehensive income					25,936		25,936
Cash dividends declared ($0.495 per share)				(50,814)			(50,814)
Treasury stock acquired	(1,210,688)		(118)			(14,965)	(15,083)
Treasury stock reissued	163,950		660	—		1,551	2,211
Restricted stock	96,610	—	514	—		1,018	1,532
Common stock issued	9,688,478	9,688	131,667				141,355
Balance at December 31, 2023	102,114,664	$123,603	$630,154	$881,112	$(111,756)	$(208,839)	$1,314,274
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Operating Activities
Net income	$152,302	$142,572	$157,063
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	36,725	29,170	14,813
Deferred tax expense	3,036	3,414	6,843
Depreciation and amortization	6,626	5,688	4,104
Net gains on securities and other assets	(13,793)	(14,331)	(10,048)
Net amortization of premiums and discounts on securities	20	737	1,328
Loss on early redemption of subordinated debt	—	369	—
Income from increase in cash surrender value of bank owned life insurance	(6,730)	(5,352)	(4,557)
Mortgage loans originated for sale	(282,562)	(245,304)	(186,856)
Proceeds from sale of mortgage loans	282,651	212,807	174,850
Decrease (increase) in interest receivable	129	3,284	(8,838)
(Decrease) increase in interest payable	(1,033)	1,215	5,001
Decrease in income taxes payable	(4)	(818)	(4,609)
Other—net	10,173	(3,988)	1,665
Net cash provided by operating activities	187,540	129,463	150,759
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	78,251	67,993	41,824
Purchases	(192,541)	(55,276)	(200)
Transactions with securities available for sale:
Proceeds from sales	69,862	69,598	33,756
Proceeds from maturities and redemptions	281,247	232,897	98,309
Purchases	(162,060)	(437,346)	(338,390)
Proceeds from sale of equity securities	5,146	5,664	—
Purchases of FHLB stock	(61,538)	(45,365)	(103,233)
Proceeds from the redemption of FHLB stock	57,340	64,832	91,435
Proceeds from redemption of other investments	—	450	—
Proceeds from bank owned life insurance	3,512	4,062	3,232
Proceeds from the sale of loans	101,719	115,807	154,585
Proceeds from sales of other assets	6,213	7,384	4,327
Acquisition, net of cash acquired	4,672	—	14,492
Net increase in loans	(563,960)	(136,877)	(552,376)
Purchases of premises and equipment	(16,089)	(15,546)	(22,034)
Net cash used in investing activities	(388,226)	(121,723)	(574,273)
Financing Activities
Net increase (decrease) in other short-term borrowings	65,327	(517,696)	52,407
Net increase in deposits	295,037	485,736	430,661
Repayments of other long-term debt	(21,083)	(769)	(740)
Proceeds from issuance of long-term debt	—	127,000	—
Repayments of subordinated debentures	—	(50,000)	—
Repayments of capital lease obligations	(606)	(567)	(531)
Dividends paid	(55,489)	(52,602)	(50,814)
Proceeds from reissuance of treasury stock	245	204	245
Purchase of treasury stock	(35,792)	(12,630)	(14,965)
Net cash provided by (used in) financing activities	247,639	(21,324)	416,263
Net increase (decrease) in cash and cash equivalents	46,953	(13,584)	(7,251)
Cash and cash equivalents at January 1	133,409	146,993	154,244
Cash and cash equivalents at December 31	$180,362	$133,409	$146,993
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
Periodically, loans held for sale may include other loans that management has decided to not hold until maturity after considering factors such as credit concentrations, liquidity, risk and balance sheet management. When moved to held for sale, these loans are carried at the lower of cost or market value. Market value is determined based on a quoted price or an estimated market value for similar loans. At the time of transfer to held for sale, any reduction in loan value is recorded as a charge-off through the allowance for credit losses.
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
An additional component of the allowance is determined by management based on a qualitative analysis of certain factors related to portfolio risks that are not incorporated in the calculated model. Factors considered by management include lending practices, ability and experience of the credit staff, the overall lending environment, as well as external factors such as the regulatory environment and competition. Portfolio risks include unusual changes or recent trends in specific portfolios such as unexpected changes in the trends or levels of delinquency. No matter how detailed an analysis of potential credit losses is performed, these estimates are inherently imprecise. Management must make estimates using assumptions and information that are often subjective and changes rapidly.
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
Bank Owned Life Insurance
First Commonwealth and the banks that First Commonwealth has acquired have purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded as non-interest income in the Consolidated Statements of Income and cash receipts and disbursements are included in "Operating Activities" in the Consolidated Statements of Cash Flows. Cash proceeds received from the settlement of the policies are included in "Investing Activities" in the Consolidated Statements of Cash Flows. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $3.1 million and $3.4 million as of December 31, 2025 and 2024, respectively, and is reflected in "Other Liabilities" on the Consolidated Statements of Financial Condition.
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
Goodwill
Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” section below). Goodwill is not amortized and is subject to at least annual assessments for impairment. First Commonwealth reviews goodwill annually and again at any quarter-end if a material event occurs during the quarter that may affect goodwill. When circumstances indicate that it is more likely than not that fair value is less than carrying value, a triggering event has occurred, and a quantitative impairment test is performed. Goodwill is evaluated for potential impairment by determining if our fair value has fallen below carrying value.
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
Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2025, First Commonwealth has interest rate derivative positions that are designated as hedging instruments and others that are not designated as hedging instruments. See Note 7, “Derivatives,” for a description of these instruments.
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

The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the Center acquisition (dollars in thousands):

Consideration paid
Cash paid to shareholders - fractional shares	$1
Shares issued to shareholders (3,016,009 shares)	46,205
Total consideration paid		$46,206
Fair value of assets acquired
Cash and due from banks	4,672
Investment securities	21,396
FHLB stock	3,144
Loans, including loans held for sale	291,852
Premises and equipment	4,276
Core deposit intangible	5,355
Bank owned life insurance	430
Other assets	5,039
Total assets acquired		336,164
Fair value of liabilities assumed
Deposits	277,980
Borrowings	22,785
Other liabilities	3,692
Total liabilities assumed		304,457
Total fair value of identifiable net assets		31,707
Goodwill		$14,499
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
The valuation of acquired assets and liabilities was completed in the third quarter of 2025. The following is a description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed. The Company used an independent valuation specialist to assist with the determination of fair values for certain acquired assets and assumed liabilities.
Cash and due from banks - The estimated fair value was determined to approximate the carrying amount of these assets.
Investment securities - The estimated fair value of the investment portfolio was based on quoted market prices.
Loans - The estimated fair value of loans was based on a discounted cash flow methodology applied on a pooled basis for both non-purchased credit-deteriorated ("non-PCD") loans and purchased credit-deteriorated ("PCD") loans. For certain PCD loans, the estimated fair value was determined on an individual basis. The valuation considered underlying characteristics including loan type, term, rate, payment schedule and credit rating. Other factors included assumptions related to prepayments, the probability of default and loss given default. The discount rates applied were based on a build-up approach considering the funding mix, servicing costs, liquidity premium and factors related to performance risk.
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
The following table provides details related to the fair value of acquired PCD loans as of April 30, 2025.

	Unpaid Principal Balance	PCD Allowance for Credit Loss at Acquisition	(Discount) Premium on Acquired Loans	Fair Value of PCD Loans at Acquisition
	(dollars in thousands)
Commercial, financial, agricultural and other	$13,302	$(1,616)	$(487)	$11,199
Time and demand	13,302	(1,616)	(487)	11,199
Real estate construction	2,442	(810)	(54)	1,578
Construction other	557	(182)	(17)	358
Construction residential	1,885	(628)	(37)	1,220
Residential real estate	3,845	(45)	(138)	3,662
Residential first lien	3,372	(38)	(137)	3,197
Residential junior lien/home equity	473	(7)	(1)	465
Commercial real estate	9,604	(1,087)	(330)	8,187
Multifamily	1,210	(120)	(78)	1,012
Non-owner occupied	5,330	(943)	(184)	4,203
Owner occupied	3,064	(24)	(68)	2,972
Loans to individuals	30	(2)	—	28
Automobile and recreational vehicles	14	(1)	—	13
Consumer other	16	(1)	—	15
Total loans and leases	$29,223	$(3,560)	$(1,009)	$24,654

The following table provides details related to the fair value and Day 1 provision related to the acquired non-PCD loans as of April 30, 2025.

	Unpaid Principal Balance	(Discount) premium on acquired loans	Fair Value of Non-PCD Loans at Acquisition	Day 1 Provision for Credit Losses - Non-PCD Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$50,555	$(2,137)	$48,418	$630
Time and demand	50,535	(2,137)	48,398	630
Time and demand other	20	—	20	—
Real estate construction	32,074	(941)	31,133	691
Construction other	18,829	(472)	18,357	445
Construction residential	13,245	(469)	12,776	246
Residential real estate	82,609	(3,396)	79,213	665
Residential first lien	67,906	(3,145)	64,761	556
Residential junior lien/home equity	14,703	(251)	14,452	109
Commercial real estate	108,843	(3,550)	105,293	1,389
Multifamily	17,405	(481)	16,924	180
Non-owner occupied	43,927	(1,763)	42,164	512
Owner occupied	47,511	(1,306)	46,205	697
Loans to individuals	357	(10)	347	4
Automobile and recreational vehicles	337	(9)	328	4
Consumer other	20	(1)	19	—
Total loans and leases	$274,438	$(10,034)	$264,404	$3,379
The following table presents the change in goodwill during the period (dollars in thousands):

For the Year Ended December 31, 2025
Goodwill at December 31, 2024	$363,715
Goodwill from Center acquisition	14,499
Goodwill at December 31, 2025	$378,214
Costs related to the acquisition totaled $4.4 million. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Consolidated Statements of Income.
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

	2025			2024			2023
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$33,737	$(7,150)	$26,587	$(8,131)	$1,766	$(6,365)	$18,499	$(3,449)	$15,050
Reclassification adjustment for losses on securities included in net income	4,348	(913)	3,435	5,446	(1,144)	4,302	103	(22)	81
Total unrealized gains (losses) on securities	38,085	(8,063)	30,022	(2,685)	622	(2,063)	18,602	(3,471)	15,131
Unrealized gains (losses) on derivatives:
Unrealized holding gains on derivatives arising during the period	9,987	(2,137)	7,850	14,379	(3,069)	11,310	13,462	(2,733)	10,729
Total unrealized gains on derivatives	9,987	(2,137)	7,850	14,379	(3,069)	11,310	13,462	(2,733)	10,729
Unrealized gains (losses) for postretirement obligations:
Prior service cost	76	(16)	60	76	(16)	60	76	(15)	61
Net (loss) gain	(23)	5	(18)	(83)	18	(65)	22	(7)	15
Total unrealized gains (losses) for postretirement obligations	53	(11)	42	(7)	2	(5)	98	(22)	76
Total other comprehensive income	$48,125	$(10,211)	$37,914	$11,687	$(2,445)	$9,242	$32,162	$(6,226)	$25,936

The following table details the change in components of OCI for the year ended December 31:

	2025
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(94,403)	$(8,450)	$339	$(102,514)
Other comprehensive income before reclassification adjustment	26,587	7,850		34,437
Amounts reclassified from accumulated other comprehensive income (loss)	3,435	—		3,435
Prior service cost			60	60
Net gain			(18)	(18)
Net other comprehensive income during the period	30,022	7,850	42	37,914
Balance at December 31	$(64,381)	$(600)	$381	$(64,600)

	2024
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(92,340)	$(19,760)	$344	$(111,756)
Other comprehensive income before reclassification adjustment	(6,365)	11,310		4,945
Amounts reclassified from accumulated other comprehensive income (loss)	4,302	—		4,302
Prior service cost			60	60
Net gain			(65)	(65)
Net other comprehensive income during the period	(2,063)	11,310	(5)	9,242
Balance at December 31	$(94,403)	$(8,450)	$339	$(102,514)

	2023
	Securities Available for Sale	Derivatives	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$(107,471)	$(30,489)	$268	$(137,692)
Other comprehensive income before reclassification adjustment	15,050	10,729		25,779
Amounts reclassified from accumulated other comprehensive income (loss)	81	—		81
Prior service cost			61	61
Net gain			15	15
Net other comprehensive income during the period	15,131	10,729	76	25,936
Balance at December 31	$(92,340)	$(19,760)	$344	$(111,756)

Note 4—Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the year for interest and income taxes as well as detail on non-cash investing and financing activities for the years ended December 31:

	2025	2024	2023
	(dollars in thousands)
Cash paid during the period for:
Interest	$207,503	$220,151	$139,872
Income taxes	34,662	32,201	37,526
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	6,565	5,726	4,229
Fair value of loans transferred from held to maturity to held for sale	319,075	106,090	152,613
Loans transferred from held for sale to held to maturity	7,719	4,886	519
Gross increase (decrease) in market value adjustment to securities available for sale	38,086	(2,685)	18,602
Gross increase in market value adjustment to derivatives	9,987	14,379	13,462
Unsettled treasury stock repurchases	320	—	—
Increase in limited partnership investment unfunded commitment	—	—	302
Net assets (liabilities) acquired through acquisition	27,035	—	66,477
Proceeds from death benefit on bank-owned life insurance not received	75	188	—
Treasury shares issued	2,339	2,325	1,966
Excise tax on treasury stock repurchased	341	87	118
Contribution of premises	—	149	—
Note 5—Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ending December 31:

	2025	2024	2023
Weighted average common shares issued	125,614,804	123,603,380	122,780,523
Average treasury shares	(22,102,372)	(21,435,256)	(21,004,846)
Average deferred compensation shares	(56,603)	(57,200)	(56,206)
Average unearned nonvested shares	(235,748)	(197,813)	(163,044)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	103,220,081	101,913,111	101,556,427
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	247,343	235,843	208,819
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	56,706	56,543	56,955
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	103,524,130	102,205,497	101,822,201
Per Share Data
Basic Earnings Per Share	$1.48	$1.40	$1.55
Diluted Earnings Per Share	$1.47	$1.39	$1.54

The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the years ended December 31, because to do so would have been anti-dilutive.

	2025			2024			2023
		Price Range			Price Range			Price Range
	Shares	From	To	Shares	From	To	Shares	From	To
Restricted Stock	173,918	$12.39	$18.62	127,230	$12.39	$18.62	114,177	$12.70	$16.43
Restricted Stock Units	—	$—	$—	—	$—	$—	34,305	$17.53	$17.53
Note 6—Cash and Due from Banks
Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts, such as checking accounts and NOW accounts. Reserves are maintained in the form of vault cash or balances held with the local Federal Reserve Bank. Because balances held at the Federal Reserve earn interest, depending on our liquidity position, we may maintain balances in excess of the reserve requirement. First Commonwealth maintained average balances of $44.6 million during 2025 and $157.1 million during 2024 with the Federal Reserve Bank of Cleveland.
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
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the Consolidated Statements of Income. The impact to noninterest income for the years ended December 31, 2025 and 2023 was a decrease of $0.5 million and $0.4 million, respectively and an increase of $0.8 million for the year ended December 31, 2024.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded. At December 31, 2025, the underlying funded mortgage loan commitments had a carrying value of $19.5 million and a fair value of $21.5 million, while the underlying unfunded mortgage loan commitments had a notional amount of $48.1 million. At December 31, 2024, the underlying funded mortgage loan commitments had a carrying value of $8.3 million and a fair value of $9.6 million, while the underlying unfunded mortgage loan commitments had a notional amount of $60.9 million.
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
During 2021, the Company entered into eight interest rate swap contracts that were designated as cash flow hedges, of which $75.0 million matured during 2024 and $250.0 million matured during 2025. The remaining interest rate swaps have a total notional amount of $175.0 million with an original maturity of five years. The Company's risk management objective for these hedges was to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans. Initially these swaps were benchmarked to the 1-month LIBOR rate; however, as a result of the discontinuance of the LIBOR rate on June 30, 2023, these swaps were amended to hedge exposure to the variability of the 1-month Daily Simple SOFR rate compounded in arrears. Therefore, the remaining interest rate swaps convert the interest payments on the first $175.0 million of 1-month Daily Simple SOFR based commercial loans into fixed rate payments. The following table provides the notional amount of interest rate swap contracts and their maturity date.

Notional Amount	Maturity Date
(dollars in thousands)
$150,000	05/01/26
25,000	10/15/26
$175,000
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the Consolidated Statement of Income. For the years ended December 31, 2025, 2024 and 2023, net interest income decreased $9.7 million, $20.1 million, and $19.0 million, respectively, as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures" or "Interest and fees on loans," in the Consolidated Statements of Income in the same line item as the income or expense on the hedged items. The cash flow hedges were highly effective at December 31, 2025 and changes in the fair value attributed to hedge ineffectiveness were not material.

The following table depicts the credit value adjustments recorded relative to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks at December 31:

	2025	2024
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$(185)	$(59)
Notional Amount:
Interest rate derivatives	1,000,541	966,978
Interest rate caps	50,525	28,950
Interest rate collars	2,022	524
Risk participation agreements	158,646	179,959
Sold credit protection on risk participation agreements	(151,858)	(151,079)
Interest rate options	48,143	60,934
Interest rate forwards:
Fair value adjustment	(133)	398
Notional Amount	49,000	60,000
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	(766)	(10,754)
Notional Amount	215,000	465,000
The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in “Other income”, "Other expense", "Interest on subordinated debentures" or "Interest and fees on loans" in the Consolidated Statements of Income for the years ended December 31:

	2025	2024	2023
	(dollars in thousands)
Non-hedging interest rate derivatives:
Increase in other income	$185	$218	$922
Non-hedging interest rate forwards:
(Decrease) increase in other income	(531)	750	(415)
Hedging interest rate derivatives:
Decrease in interest and fees on loans	(10,898)	(22,503)	(21,647)
Decrease in interest from subordinated debentures	(1,220)	(2,369)	(2,658)
The fair value of our derivatives is included in a table in Note 18, “Fair Values of Assets and Liabilities,” in the line items “Other assets” and “Other liabilities.”

Note 8—Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and fair values of securities available for sale at December 31:

	2025				2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,638	$23	$(165)	$2,496	$3,096	$14	$(212)	$2,898
Mortgage-Backed Securities – Commercial	701,572	3,788	(43,671)	661,689	779,232	2,489	(57,546)	724,175
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	336,493	1,087	(42,057)	295,523	413,434	1,481	(64,331)	350,584
Other Government-Sponsored Enterprises	1,000	—	(16)	984	1,000	—	(54)	946
Obligations of States and Political Subdivisions	7,560	1	(590)	6,971	8,510	—	(983)	7,527
Corporate Securities	46,969	782	(1,220)	46,531	62,475	1,454	(2,436)	61,493
Total Securities Available for Sale	$1,096,232	$5,681	$(87,719)	$1,014,194	$1,267,747	$5,438	$(125,562)	$1,147,623

Mortgage-backed securities include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises. These obligations have contractual maturities ranging from less than one year to approximately 42 years with lower anticipated lives to maturity due to prepayments. All mortgage-backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds; therefore, First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to monitor the potential impact on earnings and interest rate risk positions.
Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. Other fixed income securities within the portfolio also contain prepayment risk.
The amortized cost and estimated fair value of debt securities available for sale at December 31, 2025, by contractual maturity, are shown below:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$1,000	$984
Due after 1 but within 5 years	35,035	34,797
Due after 5 but within 10 years	19,494	18,705
Due after 10 years	—	—
	55,529	54,486
Mortgage-Backed Securities (a)	1,040,703	959,708
Total Debt Securities	$1,096,232	$1,014,194
(a)Mortgage-Backed Securities include an amortized cost of $704.2 million and a fair value of $664.2 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $336.5 million and a fair value of $295.5 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales of securities and gross gains (losses) realized on sales, calls and maturities of securities available for sale were as follows for the years ended December 31:

	2025	2024	2023
	(dollars in thousands)
Proceeds from sales	$69,862	$69,598	$33,756
Gross (losses) gains realized:
Sales Transactions:
Gross gains	$—	$—	$—
Gross losses	(5,142)	(5,535)	(103)
	(5,142)	(5,535)	(103)
Maturities
Gross gains	794	89	—
Gross losses	—	—	—
	794	89	—
Net (losses) gains	$(4,348)	$(5,446)	$(103)
For 2025, $48.5 million of the proceeds from sales in the above table are a result of management selling $53.7 million in available for sale investment securities yielding 2.61% and reinvesting the proceeds into securities yielding 5.41%. Additionally, $21.4 million in proceeds from sales are a result of the sale of investments acquired as part of the Center acquisition. All of the acquired investments were recorded at fair value at the time of acquisition and subsequently sold at the same value. Gains from maturities in the above table are related to the call of two corporate subordinated debt issues.
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
Securities available for sale with an approximate fair value of $624.0 million and $580.5 million were pledged as of December 31, 2025 and 2024, respectively, to secure public deposits and for other purposes required or permitted by law.
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

Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at December 31:

	2025				2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$1,379	$—	$(144)	$1,235	$1,586	$—	$(220)	$1,366
Mortgage-Backed Securities – Commercial	163,625	606	(12,320)	151,911	89,404	66	(14,785)	74,685
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	307,676	485	(33,395)	274,766	266,587	—	(47,564)	219,023
Mortgage-Backed Securities – Commercial	—	—	—	—	—	—	—	—
Other Government-Sponsored Enterprises	23,199	—	(2,735)	20,464	22,869	—	(4,155)	18,714
Obligations of States and Political Subdivisions	22,743	—	(1,250)	21,493	24,193	—	(2,246)	21,947
Debt Securities Issued by Foreign Governments	800	—	(4)	796	1,000	—	(16)	984
Total Securities Held to Maturity	$519,422	$1,091	$(49,848)	$470,665	$405,639	$66	$(68,986)	$336,719
The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$1,804	$1,793
Due after 1 but within 5 years	16,845	16,126
Due after 5 but within 10 years	27,529	24,363
Due after 10 years	564	471
	46,742	42,753
Mortgage-Backed Securities (a)	472,680	427,912
Total Debt Securities	$519,422	$470,665
(a)Mortgage-Backed Securities include an amortized cost of $165.0 million and a fair value of $153.1 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $307.7 million and a fair value of $274.8 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $349.2 million and $247.5 million were pledged as of December 31, 2025 and 2024, respectively, to secure public deposits for other purposes required or permitted by law.
Other Investments
As a member of the FHLB, First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of December 31, 2025 and 2024, our FHLB stock totaled $32.6 million and $25.2 million, respectively and is included in “Other investments” on the Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2025.
At both December 31, 2025 and 2024, "Other investments" also includes $5.7 million of securities that include bankers bank membership stock and investments in community development organizations. These securities do not have a readily determinable fair value and are carried at cost. For the years ended December 31, 2025 and 2024, there were no gains or losses recognized through earnings on equity securities. On a quarterly basis, management evaluates equity securities by reviewing research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.
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
The following table presents the gross unrealized losses and estimated fair values at December 31, 2025 for available for sale securities for which an allowance for credit losses has not been recorded and held to maturity securities by investment category and time frame for which the securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$—	$—	$2,789	$(309)	$2,789	$(309)
Mortgage-Backed Securities – Commercial	77,195	(509)	270,142	(55,482)	347,337	(55,991)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	19,924	(95)	438,740	(75,357)	458,664	(75,452)
Mortgage-Backed Securities – Commercial	—	—	—	—	—	—
Other Government-Sponsored Enterprises	—	—	21,448	(2,751)	21,448	(2,751)
Obligations of States and Political Subdivisions	—	—	26,563	(1,840)	26,563	(1,840)
Debt Securities Issued by Foreign Governments	—	—	596	(4)	596	(4)
Corporate Securities	5,492	(3)	22,845	(1,217)	28,337	(1,220)
Total Securities	$102,611	$(607)	$783,123	$(136,960)	$885,734	$(137,567)
At December 31, 2025, fixed income securities issued by U.S. Government Agencies and U.S. Government-sponsored enterprises comprised 98% of total unrealized losses. All unrealized losses are a result of changes in market interest rates. At December 31, 2025, there were 143 debt securities in an unrealized loss position. There were no equity securities in an unrealized loss position at December 31, 2025.

The following table presents the gross unrealized losses and estimated fair value at December 31, 2024 for both available for sale and held to maturity securities by investment category and time frame for which the securities had been in a continuous unrealized loss position:

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
As of December 31, 2025, our corporate securities had an amortized cost and estimated fair value of $47.0 million and $46.5 million, respectively. At December 31, 2024, these securities had an amortized cost of $62.5 million and estimated fair value of $61.5 million. Corporate securities are comprised of debt issued by large regional banks. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trend and capital position, to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the twelve months ended December 31, 2025, 2024 and 2023.

Note 9—Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Consolidated Statements of Financial Condition net of deferred loan fees and costs, and discounts related to purchased loans. Net deferred costs were $21.2 million and $14.7 million as of December 31, 2025 and 2024, respectively, and discounts on purchased loans were $20.2 million and $18.9 million at December 31, 2025 and 2024, respectively. The following table provides outstanding balances related to each of our loan types as of December 31:

	2025	2024
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,044,989	$1,677,989
Time and demand	1,226,054	1,133,595
Commercial credit cards	11,408	11,718
Equipment finance	693,265	427,320
Time and demand other	114,262	105,356
Real estate construction	462,786	483,384
Construction other	415,536	475,367
Construction residential	47,250	8,017
Residential real estate	2,360,285	2,341,703
Residential first lien	1,631,019	1,670,547
Residential junior lien/home equity	729,266	671,156
Commercial real estate	3,182,109	3,124,704
Multifamily	594,790	597,145
Non-owner occupied	1,834,016	1,804,950
Owner occupied	753,303	722,609
Loans to individuals	1,457,870	1,355,974
Automobile and recreational vehicles	1,387,195	1,280,645
Consumer credit cards	9,496	9,865
Consumer other	61,179	65,464
Total loans and leases	$9,508,039	$8,983,754
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
Residential Junior Lien/Home Equity - Consists of loans with collateral of 1-4 family residencies with an open-ended line of credit or junior lien position. The junior lien position for the majority of these loans provides a higher risk of loss than other residential real estate loans. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and residential property values.
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
Non-owner Occupied - Consists of loans secured by commercial real estate non-owner occupied and provides different loss characteristics than other real estate categories. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and changes in the price of commercial real estate. In the third quarter of
2025, as a result of a periodic review of loss history and loss drivers, changes in the price of commercial real estate replaced economic conditions measured by GDP as one of the primary macroeconomic drivers in this category.
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

Calculation of the Allowance for Credit Losses
The allowance for credit losses is calculated by pooling loans of similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 4.35% and during the one-year forecast period it was projected to average 5.25%, with a peak of 5.56%.
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
The following tables represent our credit risk profile by creditworthiness category. In the table for the year ended December 31, 2025, the balance of the doubtful category has been fully provided for in the allowance for credit losses. Information included in the following tables are for years ended December 31:

	2025
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,924,977	$53,739	$65,381	$892	$—	$120,012	$2,044,989
Time and demand	1,112,673	49,765	62,724	892	—	113,381	1,226,054
Commercial credit cards	11,408	—	—	—	—	—	11,408
Equipment finance	686,636	3,972	2,657	—	—	6,629	693,265
Time and demand other	114,260	2	—	—	—	2	114,262
Real estate construction	460,716	463	1,607	—	—	2,070	462,786
Construction other	413,466	463	1,607	—	—	2,070	415,536
Construction residential	47,250	—	—	—	—	—	47,250
Residential real estate	2,342,701	4,402	13,182	—	—	17,584	2,360,285
Residential first lien	1,618,090	4,402	8,527	—	—	12,929	1,631,019
Residential junior lien/home equity	724,611	—	4,655	—	—	4,655	729,266
Commercial real estate	3,054,645	69,182	58,282	—	—	127,464	3,182,109
Multifamily	575,330	7,718	11,742	—	—	19,460	594,790
Non-owner occupied	1,777,941	40,928	15,147	—	—	56,075	1,834,016
Owner occupied	701,374	20,536	31,393	—	—	51,929	753,303
Loans to individuals	1,457,836	—	34	—	—	34	1,457,870
Automobile and recreational vehicles	1,387,163	—	32	—	—	32	1,387,195
Consumer credit cards	9,496	—	—	—	—	—	9,496
Consumer other	61,177	—	2	—	—	2	61,179
Total	$9,240,875	$127,786	$138,486	$892	$—	$267,164	$9,508,039

	2024
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,579,704	$65,892	$32,393	$—	$—	$98,285	$1,677,989
Time and demand	1,037,723	64,757	31,115	—	—	95,872	1,133,595
Commercial credit cards	11,718	—	—	—	—	—	11,718
Equipment finance	424,911	1,131	1,278	—	—	2,409	427,320
Time and demand other	105,352	4	—	—	—	4	105,356
Real estate construction	480,675	180	2,529	—	—	2,709	483,384
Construction other	472,658	180	2,529	—	—	2,709	475,367
Construction residential	8,017	—	—	—	—	—	8,017
Residential real estate	2,328,571	1,297	11,835	—	—	13,132	2,341,703
Residential first lien	1,661,868	1,297	7,382	—	—	8,679	1,670,547
Residential junior lien/home equity	666,703	—	4,453	—	—	4,453	671,156
Commercial real estate	3,014,905	60,510	49,289	—	—	109,799	3,124,704
Multifamily	578,725	18,346	74	—	—	18,420	597,145
Non-owner occupied	1,754,255	21,869	28,826	—	—	50,695	1,804,950
Owner occupied	681,925	20,295	20,389	—	—	40,684	722,609
Loans to individuals	1,355,724	—	250	—	—	250	1,355,974
Automobile and recreational vehicles	1,280,498	—	147	—	—	147	1,280,645
Consumer credit cards	9,865	—	—	—	—	—	9,865
Consumer other	65,361	—	103	—	—	103	65,464
Total	$8,759,579	$127,879	$96,296	$—	$—	$224,175	$8,983,754
The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year as of December 31:

	2025
	Term Loans						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
	(dollars in thousands)
Time and demand	$144,802	$143,570	$95,587	$90,711	$66,053	$94,425	$590,906	$1,226,054
Pass	138,416	129,314	90,204	82,891	55,709	84,813	531,326	1,112,673
OAEM	1,615	10,115	2,639	2,655	1,888	1,888	28,965	49,765
Substandard	4,771	4,141	2,744	5,165	8,456	7,724	29,723	62,724
Doubtful	—	—	—	—	—	—	892	892
Gross Charge-offs	(305)	(283)	(400)	(2,897)	(389)	(2,368)	(9,540)	(16,182)
Gross Recoveries	—	—	—	402	26	862	2,933	4,223
Commercial credit cards	—	—	—	—	—	—	11,408	11,408
Pass	—	—	—	—	—	—	11,408	11,408
Gross Charge-offs	—	—	—	—	—	—	(302)	(302)
Gross Recoveries	—	—	—	—	—	—	35	35

	2025
	Term Loans						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(dollars in thousands)
Equipment finance	385,806	195,713	87,528	24,218	—	—	—	693,265
Pass	385,724	192,228	85,679	23,005	—	—	—	686,636
OAEM	82	2,588	740	562	—	—	—	3,972
Substandard	—	897	1,109	651	—	—	—	2,657
Gross Charge-offs	(89)	(673)	(418)	(1,108)	—	—	—	(2,288)
Gross Recoveries	—	7	165	454	—	—	—	626
Time and demand other	9,347	10,927	12,347	4,079	15,114	50,358	12,090	114,262
Pass	9,347	10,927	12,347	4,079	15,114	50,358	12,088	114,260
OAEM	—	—	—	—	—	—	2	2
Gross Charge-offs	—	—	—	—	—	—	(1,480)	(1,480)
Gross Recoveries	—	—	—	—	—	1	233	234
Construction other	149,758	78,078	115,404	32,501	28,324	8,905	2,566	415,536
Pass	149,758	78,078	115,115	32,327	26,849	8,773	2,566	413,466
OAEM	—	—	289	174	—	—	—	463
Substandard	—	—	—	—	1,475	132	—	1,607
Gross Charge-offs	(10)	—	(359)	(355)	—	—	(8)	(732)
Gross Recoveries	—	—	—	—	—	—	—	—
Construction residential	18,358	6,101	16,798	3,449	1,055	—	1,489	47,250
Pass	18,358	6,101	16,798	3,449	1,055	—	1,489	47,250
Gross Charge-offs	—	—	—	—	(562)	—	—	(562)
Gross Recoveries	—	—	—	—	—	—	—	—
Residential first lien	86,293	55,820	136,773	343,907	438,644	567,149	2,433	1,631,019
Pass	86,284	55,582	134,414	339,023	436,767	563,651	2,369	1,618,090
OAEM	—	—	—	3,474	169	695	64	4,402
Substandard	9	238	2,359	1,410	1,708	2,803	—	8,527
Gross Charge-offs	—	(4)	(330)	(17)	(105)	(45)	—	(501)
Gross Recoveries	—	—	—	—	—	66	—	66
Residential junior lien/home equity	51,282	17,507	44,622	47,598	31,875	4,869	531,513	729,266
Pass	51,282	17,507	44,611	47,523	31,875	4,678	527,135	724,611
Substandard	—	—	11	75	—	191	4,378	4,655
Gross Charge-offs	—	—	—	—	—	—	(244)	(244)
Gross Recoveries	—	—	—	—	—	13	155	168
Multifamily	32,759	33,307	70,651	196,678	110,591	148,908	1,896	594,790
Pass	32,759	33,307	70,651	183,418	105,594	148,005	1,596	575,330
OAEM	—	—	—	1,563	4,997	858	300	7,718
Substandard	—	—	—	11,697	—	45	—	11,742
Gross Charge-offs	—	—	—	(169)	(92)	(505)	—	(766)
Gross Recoveries	—	—	—	—	—	—	—	—
Non-owner occupied	194,436	109,688	212,880	384,761	186,461	732,319	13,471	1,834,016
Pass	194,436	109,688	212,880	374,468	179,869	693,195	13,405	1,777,941
OAEM	—	—	—	9,201	6,592	25,135	—	40,928
Substandard	—	—	—	1,092	—	13,989	66	15,147
Gross Charge-offs	—	(2)	(93)	(1,284)	(239)	(3,145)	(7)	(4,770)
Gross Recoveries	—	—	—	—	—	148	—	148

	2025
	Term Loans						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(dollars in thousands)
Owner occupied	124,044	79,594	102,865	130,905	108,227	193,605	14,063	753,303
Pass	123,755	66,642	97,396	119,327	104,482	177,382	12,390	701,374
OAEM	—	5,994	3,352	3,080	2,606	4,172	1,332	20,536
Substandard	289	6,958	2,117	8,498	1,139	12,051	341	31,393
Gross Charge-offs	(98)	(131)	(140)	(1,175)	(63)	(42)	(3)	(1,652)
Gross Recoveries	—	—	—	—	—	69	—	69
Automobile and recreational vehicles	545,133	287,068	217,215	204,073	87,300	46,406	—	1,387,195
Pass	545,133	287,057	217,215	204,061	87,300	46,397	—	1,387,163
Substandard	—	11	—	12	—	9	—	32
Gross Charge-offs	(229)	(1,401)	(2,037)	(2,079)	(879)	(400)	—	(7,025)
Gross Recoveries	25	409	643	1,047	477	391	—	2,992
Consumer credit cards	—	—	—	—	—	—	9,496	9,496
Pass	—	—	—	—	—	—	9,496	9,496
Gross Charge-offs	—	—	—	—	—	—	(346)	(346)
Gross Recoveries	—	—	—	—	—	—	79	79
Consumer other	6,592	4,881	2,331	1,074	7,711	2,308	36,282	61,179
Pass	6,592	4,881	2,331	1,074	7,711	2,308	36,280	61,177
Substandard	—	—	—	—	—	—	2	2
Gross Charge-offs	(17)	(91)	(151)	(74)	(135)	(1)	(1,047)	(1,516)
Gross Recoveries	6	1	22	14	38	34	236	351
Total	$1,748,610	$1,022,254	$1,115,001	$1,463,954	$1,081,355	$1,849,252	$1,227,613	$9,508,039
Total charge-offs	$(748)	$(2,585)	$(3,928)	$(9,158)	$(2,464)	$(6,506)	$(12,977)	$(38,366)
Total recoveries	$31	$417	$830	$1,917	$541	$1,584	$3,671	$8,991

	2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
	(dollars in thousands)
Time and demand	$144,084	$115,113	$101,483	$80,688	$47,378	$67,103	$577,746	$1,133,595
Pass	142,872	107,764	96,068	60,244	44,645	56,393	529,737	1,037,723
OAEM	1,212	2,696	3,327	11,963	1,881	4,362	39,316	64,757
Substandard	—	4,653	2,088	8,481	852	6,348	8,693	31,115
Gross Charge-offs	—	(17)	(45)	(271)	(658)	(4,380)	(5,760)	(11,131)
Gross Recoveries	—	—	1	—	208	197	29	435
Commercial credit cards	—	—	—	—	—	—	11,718	11,718
Pass	—	—	—	—	—	—	11,718	11,718
Gross Charge-offs	—	—	—	—	—	—	(251)	(251)
Gross Recoveries	—	—	—	—	—	—	6	6
Equipment finance	256,015	129,463	41,842	—	—	—	—	427,320
Pass	255,572	128,560	40,779	—	—	—	—	424,911
OAEM	443	267	421	—	—	—	—	1,131
Substandard	—	636	642	—	—	—	—	1,278
Gross Charge-offs	(59)	(984)	(977)	—	—	—	—	(2,020)
Gross Recoveries	—	98	76	—	—	—	—	174

	2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(dollars in thousands)
Time and demand other	10,746	10,813	4,561	16,526	18,435	41,261	3,014	105,356
Pass	10,746	10,813	4,561	16,526	18,435	41,261	3,010	105,352
OAEM	—	—	—	—	—	—	4	4
Gross Charge-offs	—	—	—	—	—	—	(2,110)	(2,110)
Gross Recoveries	—	—	—	—	—	10	188	198
Construction other	54,109	195,536	136,010	62,890	7,030	18,766	1,026	475,367
Pass	54,109	195,536	134,812	61,379	7,030	18,766	1,026	472,658
OAEM	—	—	180	—	—	—	—	180
Substandard	—	—	1,018	1,511	—	—	—	2,529
Gross Charge-offs	—	—	(588)	(504)	—	—	—	(1,092)
Gross Recoveries	—	—	—	—	—	6	—	6
Construction residential	1,743	3,366	1,740	1,140	—	28	—	8,017
Pass	1,743	3,366	1,740	1,140	—	28	—	8,017
Gross Charge-offs	—	—	—	—	—	—	—	—
Gross Recoveries	—	—	—	—	—	—	—	—
Residential first lien	47,504	147,678	369,890	475,231	296,971	331,368	1,905	1,670,547
Pass	47,504	145,898	369,111	473,418	296,170	327,934	1,833	1,661,868
OAEM	—	—	—	255	345	625	72	1,297
Substandard	—	1,780	779	1,558	456	2,809	—	7,382
Gross Charge-offs	—	(108)	(1)	(20)	(1)	(61)	—	(191)
Gross Recoveries	—	—	—	—	—	168	—	168
Residential junior lien/home equity	21,770	53,985	58,662	37,644	1,163	5,406	492,526	671,156
Pass	21,770	53,974	58,587	37,644	1,163	5,207	488,358	666,703
Substandard	—	11	75	—	—	199	4,168	4,453
Gross Charge-offs	—	—	(1)	—	—	—	(291)	(292)
Gross Recoveries	—	—	—	—	—	32	170	202
Multifamily	25,006	6,978	235,374	141,970	79,271	108,059	487	597,145
Pass	25,006	6,978	222,965	136,872	78,844	107,573	487	578,725
OAEM	—	—	12,409	5,098	427	412	—	18,346
Substandard	—	—	—	—	—	74	—	74
Gross Charge-offs	—	—	—	—	—	—	—	—
Gross Recoveries	—	—	—	—	—	—	—	—
Non-owner occupied	120,201	206,496	435,072	182,234	147,034	702,907	11,006	1,804,950
Pass	120,201	203,543	424,778	181,993	136,219	676,580	10,941	1,754,255
OAEM	—	—	10,294	241	1,641	9,693	—	21,869
Substandard	—	2,953	—	—	9,174	16,634	65	28,826
Gross Charge-offs	—	—	(50)	—	(3,761)	(3,327)	—	(7,138)
Gross Recoveries	—	—	—	—	—	59	—	59
Owner occupied	64,019	112,272	152,714	145,807	58,919	176,674	12,204	722,609
Pass	62,968	110,539	139,937	139,644	57,309	161,208	10,320	681,925
OAEM	—	876	7,002	6,129	198	4,260	1,830	20,295
Substandard	1,051	857	5,775	34	1,412	11,206	54	20,389
Gross Charge-offs	—	—	(141)	(136)	(1,050)	(163)	(50)	(1,540)
Gross Recoveries	—	—	—	28	—	49	41	118

	2024
	Term Loans						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(dollars in thousands)
Automobile and recreational vehicles	403,819	316,774	321,803	152,084	71,682	14,483	—	1,280,645
Pass	403,803	316,734	321,776	152,052	71,674	14,459	—	1,280,498
Substandard	16	40	27	32	8	24	—	147
Gross Charge-offs	(310)	(1,826)	(3,223)	(1,275)	(525)	(452)	—	(7,611)
Gross Recoveries	36	415	844	468	296	351	—	2,410
Consumer credit cards	—	—	—	—	—	—	9,865	9,865
Pass	—	—	—	—	—	—	9,865	9,865
Gross Charge-offs	—	—	—	—	—	—	(428)	(428)
Gross Recoveries	—	—	—	—	—	—	96	96
Consumer other	7,878	4,351	2,530	10,325	642	2,291	37,447	65,464
Pass	7,878	4,351	2,530	10,323	642	2,291	37,346	65,361
Substandard	—	—	—	2	—	—	101	103
Gross Charge-offs	(17)	(109)	(93)	(102)	(20)	(35)	(1,248)	(1,624)
Gross Recoveries	—	—	14	21	16	111	214	376
Total	$1,156,894	$1,302,825	$1,861,681	$1,306,539	$728,525	$1,468,346	$1,158,944	$8,983,754
Total charge-offs	$(386)	$(3,044)	$(5,119)	$(2,308)	$(6,015)	$(8,418)	$(10,138)	$(35,428)
Total recoveries	$36	$513	$935	$517	$520	$983	$744	$4,248
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
Total gross charge-offs for the years ended December 31, 2025 and 2024 were $38.4 million and $35.4 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of December 31. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	2025
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$5,127	$595	$217	$46,618	$52,557	$1,992,432	$2,044,989
Time and demand	2,666	125	107	45,288	48,186	1,177,868	1,226,054
Commercial credit cards	75	32	—	—	107	11,301	11,408
Equipment finance	2,382	438	110	1,330	4,260	689,005	693,265
Time and demand other	4	—	—	—	4	114,258	114,262
Real estate construction	—	—	—	1,475	1,475	461,311	462,786
Construction other	—	—	—	1,475	1,475	414,061	415,536
Construction residential	—	—	—	—	—	47,250	47,250
Residential real estate	8,197	1,870	581	13,019	23,667	2,336,618	2,360,285
Residential first lien	5,054	1,456	317	8,364	15,191	1,615,828	1,631,019

	2025
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
Residential junior lien/home equity	3,143	414	264	4,655	8,476	720,790	729,266
Commercial real estate	1,975	10,070	—	30,612	42,657	3,139,452	3,182,109
Multifamily	417	—	—	10	427	594,363	594,790
Non-owner occupied	534	10,070	—	14,156	24,760	1,809,256	1,834,016
Owner occupied	1,024	—	—	16,446	17,470	735,833	753,303
Loans to individuals	6,733	1,225	490	32	8,480	1,449,390	1,457,870
Automobile and recreational vehicles	6,262	1,022	168	30	7,482	1,379,713	1,387,195
Consumer credit cards	50	35	—	—	85	9,411	9,496
Consumer other	421	168	322	2	913	60,266	61,179
Total	$22,032	$13,760	$1,288	$91,756	$128,836	$9,379,203	$9,508,039

	2024
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,379	$1,544	$26	$14,987	$18,936	$1,659,053	$1,677,989
Time and demand	649	1,126	26	14,181	15,982	1,117,613	1,133,595
Commercial credit cards	61	26	—	—	87	11,631	11,718
Equipment finance	1,659	392	—	806	2,857	424,463	427,320
Time and demand other	10	—	—	—	10	105,346	105,356
Real estate construction	—	—	—	2,529	2,529	480,855	483,384
Construction other	—	—	—	2,529	2,529	472,838	475,367
Construction residential	—	—	—	—	—	8,017	8,017
Residential real estate	5,677	1,659	1,588	11,587	20,511	2,321,192	2,341,703
Residential first lien	3,904	1,184	1,134	7,134	13,356	1,657,191	1,670,547
Residential junior lien/home equity	1,773	475	454	4,453	7,155	664,001	671,156
Commercial real estate	1,597	1,099	—	32,103	34,799	3,089,905	3,124,704
Multifamily	212	—	—	20	232	596,913	597,145
Non-owner occupied	72	742	—	24,550	25,364	1,779,586	1,804,950
Owner occupied	1,313	357	—	7,533	9,203	713,406	722,609
Loans to individuals	5,020	1,143	450	250	6,863	1,349,111	1,355,974
Automobile and recreational vehicles	4,667	930	149	147	5,893	1,274,752	1,280,645
Consumer credit cards	24	28	—	—	52	9,813	9,865
Consumer other	329	185	301	103	918	64,546	65,464
Total	$14,673	$5,445	$2,064	$61,456	$83,638	$8,900,116	$8,983,754

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
Nonaccrual loans in the above tables include loans with government guarantees of $31.5 million at December 31, 2025 and $8.1 million at December 31, 2024.
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
There were no nonperforming loans held for sale at December 31, 2025 and 2024. There were no gains on nonperforming loans held for sale during the years ended December 31, 2025, 2024 and 2023.

The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of December 31, 2025 and 2024. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated based on month-end balances of the loans for the period reported and are included in the table below based on its period end allowance position.

	2025
	Recorded investment	Unpaid principal balance	Related specific allowance	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$22,422	$31,583		$12,445	$135
Time and demand	21,092	30,253		11,467	135
Equipment finance	1,330	1,330		978	—
Time and demand other	—	—		—	—
Real estate construction	1,475	1,475		1,986	106
Construction other	1,475	1,475		1,720	106
Construction residential	—	—		266	—
Residential real estate	11,874	13,678		11,664	125
Residential first lien	7,219	8,148		7,147	108
Residential junior lien/home equity	4,655	5,530		4,517	17
Commercial real estate	17,853	23,807		21,659	1,624
Multifamily	10	12		252	—
Non-owner occupied	8,799	12,879		12,854	1,425
Owner occupied	9,044	10,916		8,553	199
Loans to individuals	32	78		143	5
Automobile and recreational vehicles	30	62		122	5
Consumer other	2	16		21	—
Subtotal	53,656	70,621		47,897	1,995
With a specific allowance recorded:
Commercial, financial, agricultural and other	24,196	34,249	$6,959	23,517	—
Time and demand	24,196	34,249	6,959	23,517	—
Equipment finance	—	—	—	—	—
Time and demand other	—	—	—	—	—
Real estate construction	—	—	—	—	—
Construction other	—	—	—	—	—
Construction residential	—	—	—	—	—
Residential real estate	1,145	1,160	162	888	—
Residential first lien	1,145	1,160	162	888	—
Residential junior lien/home equity	—	—	—	—	—
Commercial real estate	12,759	12,871	2,715	6,871	—
Multifamily	—	—	—	—	—
Non-owner occupied	5,357	5,357	2,280	2,860	—
Owner occupied	7,402	7,514	435	4,011	—
Loans to individuals	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—
Consumer other	—	—	—	—	—
Subtotal	38,100	48,280	9,836	31,276	—
Total	$91,756	$118,901	$9,836	$79,173	$1,995

	2024
	Recorded investment	Unpaid principal balance	Related specific allowance	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$5,619	$21,745		$6,580	$41
Time and demand	4,813	20,939		5,481	41
Equipment finance	806	806		1,099	—
Time and demand other	—	—		—	—
Real estate construction	2,529	2,581		4,498	—
Construction other	2,529	2,581		4,498	—
Construction residential	—	—		—	—
Residential real estate	8,875	10,524		8,360	133
Residential first lien	6,020	6,993		5,134	118
Residential junior lien/home equity	2,855	3,531		3,226	15
Commercial real estate	18,346	24,047		16,759	453
Multifamily	20	21		34	—
Non-owner occupied	16,948	22,372		15,657	173
Owner occupied	1,378	1,654		1,068	280
Loans to individuals	250	2,237		146	7
Automobile and recreational vehicles	147	2,080		135	7
Consumer other	103	157		11	—
Subtotal	35,619	61,134		36,343	634
With a specific allowance recorded:
Commercial, financial, agricultural and other	9,368	10,459	$4,724	5,378	71
Time and demand	9,368	10,459	4,724	5,378	71
Equipment finance	—	—	—	—	—
Time and demand other	—	—	—	—	—
Real estate construction	—	—	—	—	—
Construction other	—	—	—	—	—
Construction residential	—	—	—	—	—
Residential real estate	2,712	2,885	369	1,486	—
Residential first lien	1,114	1,113	47	205	—
Residential junior lien/home equity	1,598	1,772	322	1,281	—
Commercial real estate	13,757	15,058	2,872	11,092	—
Multifamily	—	—	—	—	—
Non-owner occupied	7,602	8,686	2,093	6,634	—
Owner occupied	6,155	6,372	779	4,458	—
Loans to individuals	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—
Consumer other	—	—	—	—	—
Subtotal	25,837	28,402	7,965	17,956	71
Total	$61,456	$89,536	$7,965	$54,299	$705

	2023
	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$7,895	$143
Time and demand	7,569	143
Equipment finance	326	—
Time and demand other	—	—
Real estate construction	1,096	—
Construction other	1,096	—
Construction residential	—	—
Residential real estate	6,440	136
Residential first lien	3,760	129
Residential junior lien/home equity	2,680	7
Commercial real estate	20,715	260
Multifamily	37	—
Non-owner occupied	18,454	122
Owner occupied	2,224	138
Loans to individuals	365	7
Automobile and recreational vehicles	299	7
Consumer other	66	—
Subtotal	36,511	546
With a specific allowance recorded:
Commercial, financial, agricultural and other	6,574	(16)
Time and demand	6,574	(16)
Equipment finance	—	—
Time and demand other	—	—
Real estate construction	—	—
Construction other	—	—
Construction residential	—	—
Residential real estate	1,183	—
Residential first lien	47	—
Residential junior lien/home equity	1,136	—
Commercial real estate	655	—
Multifamily	—	—
Non-owner occupied	397	—
Owner occupied	258	—
Loans to individuals	—	—
Automobile and recreational vehicles	—	—
Consumer other	—	—
Subtotal	8,412	(16)
Total	$44,923	$530
Unfunded commitments related to nonperforming loans were $0.2 million and $0.3 million at December 31, 2025 and 2024, respectively. After consideration of the requirements to draw and available collateral related to these commitments, it was determined that no reserve was required for these commitments at December 31, 2025 or 2024.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
In accordance with ASU 2022-02, "Financial Instruments Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"), modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal forgiveness, other-than-insignificant payment delay, term extensions or any combination thereof. When calculating the allowance for credit losses, these modifications are included in their respective loan segment and an allowance is determined by a loss given default and probability of default methodology
The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty as of December 31:

	2025
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$—	$—	$2,522	$989	$—	$3,511	0.17%
Time and demand	—	—	2,522	864	—	3,386	0.28
Equipment finance	—	—	—	125	—	125	0.02
Residential real estate	—	—	24	2,370	—	2,394	0.10
Residential first lien	—	—	—	2,349	—	2,349	0.14
Residential junior lien/home equity	—	—	24	21	—	45	0.01
Commercial real estate	—	6,198	—	—	3,201	9,399	0.30
Non-owner occupied	—	6,198	—	—	3,201	9,399	0.51
Total	$—	$6,198	$2,546	$3,359	$3,201	$15,304	0.16%

	2024
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$236	$2,855	$—	$780	$—	$3,871	0.23%
Time and demand	236	2,855	—	780	—	3,871	0.34
Real estate construction	—	180	—	—	—	180	0.04
Construction other	—	180	—	—	—	180	0.04
Residential real estate	—	160	96	1,565	—	1,821	0.08
Residential first lien	—	160	—	1,464	—	1,624	0.10
Residential junior lien/home equity	—	—	96	101	—	197	0.03
Commercial real estate	—	123	9,673	—	—	9,796	0.31
Non-owner occupied	—	123	—	—	—	123	0.01
Owner occupied	—	—	9,673	—	—	9,673	1.34
Loans to individuals	—	10	—	8	12	30	—
Automobile and recreational vehicles	—	10	—	8	12	30	—
Total	$236	$3,328	$9,769	$2,353	$12	$15,698	0.17%

	2023
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$50	$—	$—	$—	$—	$50	—%
Time and demand	50	—	—	—	—	50	—
Residential real estate	21	303	—	434	—	758	0.03
Residential first lien	21	303	—	434	—	758	0.04
Commercial real estate	—	—	9,663	—	—	9,663	0.32
Owner occupied	—	—	9,663	—	—	9,663	1.33
Total	$71	$303	$9,663	$434	$—	$10,471	0.12%
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty as of December 31:

	2025
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	—%	1.4	$—	0.5
Time and demand	—	1.3	—	0.5
Equipment finance	—	2.4	—	0.5
Residential real estate	—	1.0	—	0.5
Residential first lien	—	1.0	—	0.5
Residential junior lien/home equity	—	2.1	—	0.5
Commercial real estate	4.00	0.8	—	0.8
Non-owner occupied	4.00	0.8	—	0.8
Total	4.00%	0.9	$—	0.6

	2024
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	1.86%	1.9	$—	1.0
Time and demand	1.86	1.9	—	1.0
Real estate construction	—	10.0	—	0.0
Construction other	—	10.0	—	0.0
Residential real estate	—	3.5	—	0.8
Residential first lien	—	3.4	—	0.9
Residential junior lien/home equity	—	4.0	—	0.7
Commercial real estate	—	0.9	—	0.4
Non-owner occupied	—	0.9	—	0.0
Owner occupied	—	0.0	—	0.4
Loans to individuals	2.39	2.6	—	0.4
Automobile and recreational vehicles	2.39	2.6	—	0.4
Total	1.89%	2.6	$—	0.5

	2023
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	4.00%	0.0	$—	0.0
Time and demand	4.00	0.0	—	0.0
Residential real estate	2.25	3.1	—	0.5
Residential first lien	2.25	3.1	—	0.5
Commercial real estate	—	0.0	—	0.5
Owner occupied	—	0.0	—	0.5
Total	3.49%	3.1	$—	0.5
A modification is considered to be in default when the loan is 90 days or more past due. The following table shows modifications considered to be in default as of December 31:

	2025		2024
	Number of Contracts	Balance	Number of Contracts	Balance
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$2,522	—	$—
Time and demand	1	2,522	—	—
Residential real estate	2	321	2	179
Residential first lien	2	321	2	179
Total	3	$2,843	2	$179
The following tables shows the payment status of loans that have been modified in the last twelve months prior to December 31:

	2025
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$989	$—	$—	$2,522	$3,511
Time and demand	864	—	—	2,522	3,386
Equipment finance	125	—	—	—	125
Residential real estate	227	1,823	23	321	2,394
Residential first lien	182	1,823	23	321	2,349
Residential junior lien/home equity	45	—	—	—	45
Commercial real estate	9,399	—	—	—	9,399
Non-owner occupied	9,399	—	—	—	9,399
Total	$10,615	$1,823	$23	$2,843	$15,304

	2024
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,871	$—	$—	$—	$3,871
Time and demand	3,871	—	—	—	3,871
Real estate construction	180	—	—	—	180
Construction other	180	—	—	—	180
Residential real estate	1,455	88	99	179	1,821
Residential first lien	1,258	88	99	179	1,624
Residential junior lien/home equity	197	—	—	—	197
Commercial real estate	9,796	—	—	—	9,796
Non-owner occupied	123	—	—	—	123
Owner occupied	9,673	—	—	—	9,673
Loans to individuals	30	—	—	—	30
Automobile and recreational vehicles	30	—	—	—	30
Total	$15,332	$88	$99	$179	$15,698
The following tables provide detail related to the allowance for credit losses for the years ended December 31.

	2025
	Beginning balance	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$29,131	$1,616	$(20,252)	$5,118	$22,536	$38,149
Time and demand	19,433	1,616	(16,182)	4,223	13,133	22,223
Commercial credit cards	182	—	(302)	35	262	177
Equipment finance	7,844	—	(2,288)	626	7,956	14,138
Time and demand other	1,672	—	(1,480)	234	1,185	1,611
Real estate construction	6,030	810	(1,294)	—	2,262	7,808
Construction other	5,916	182	(732)	—	1,752	7,118
Construction residential	114	628	(562)	—	510	690
Residential real estate	22,396	45	(745)	234	(301)	21,629
Residential first lien	15,758	38	(501)	66	(305)	15,056
Residential junior lien/home equity	6,638	7	(244)	168	4	6,573
Commercial real estate	40,232	1,087	(7,188)	217	5,923	40,271
Multifamily	5,431	120	(766)	—	743	5,528
Non-owner occupied	23,332	943	(4,770)	148	5,212	24,865
Owner occupied	11,469	24	(1,652)	69	(32)	9,878
Loans to individuals	21,117	2	(8,887)	3,422	2,257	17,911
Automobile and recreational vehicles	18,693	1	(7,025)	2,992	301	14,962
Consumer credit cards	341	—	(346)	79	399	473
Consumer other	2,083	1	(1,516)	351	1,557	2,476
Total	$118,906	$3,560	$(38,366)	$8,991	$32,677	$125,768
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
As of December 31, 2025 and 2024, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 7, “Derivatives,” for a description of interest rate derivatives entered into by First Commonwealth.
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

The following table identifies the notional amount of those instruments at December 31:

	2025	2024
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,425,873	$2,254,445
Financial standby letters of credit	14,371	13,791
Performance standby letters of credit	16,620	29,265
Commercial letters of credit	569	554
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
The notional amounts outstanding at December 31, 2025 include amounts issued in 2025 of $0.1 million in financial standby letters of credit and $2.8 million in performance standby letters of credit. There were no commercial letters of credit issued during 2025. A liability of $0.3 million has been recorded at both December 31, 2025 and 2024, respectively, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $8.2 million and $4.1 million as of December 31, 2025 and 2024, respectively. This liability is reflected in “Other liabilities” in the Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans.
Note 11—Premises, Equipment and Lease Commitments
Premises and Equipment
Premises and equipment are described as follows:

	Estimated Useful Life	2025	2024
	(dollars in thousands)
Land	Indefinite	$14,814	$14,471
Buildings and improvements	10-50 years	77,702	75,063
Operating lease right of use asset	1-25 years	53,654	56,097
Leasehold improvements	5-40 years	42,220	40,765
Furniture and equipment	3-7 years	73,975	72,538
Software	3-7 years	43,473	42,989
Subtotal		305,838	301,923
Less accumulated depreciation and amortization		191,555	185,815
Total premises and equipment, net		$114,283	$116,108
Depreciation related to premises and equipment included in noninterest expense for the years ended December 31, 2025, 2024 and 2023 amounted to $9.4 million, $9.4 million and $9.6 million, respectively. Amortization of lease right-of-use assets, which is included in noninterest expense, totaled $2.6 million in 2025, $3.7 million in 2024 and $3.6 million in 2023.
Lease Commitments
First Commonwealth has elected to apply certain practical expedients under ASU 2016-02 "Leases" ("Topic 842"), including: (i) to not apply the requirements in the new standard to short-term leases (ii) to not reassess the lease classification for any expired or existing lease (iii) to account for lease and non-lease components separately, and (iv) to not reassess initial direct costs for any existing leases. The impact of this standard primarily relates to operating leases of certain real estate properties, primarily certain branch and ATM locations and office space. First Commonwealth has no material leasing arrangements for which it is the lessor of property or equipment.
The following table represents the lease costs and other lease information for the years ended December 31.

	2025	2024
	(dollars in thousands)
Balance sheet:
Operating lease asset classified as premises and equipment	$38,170	$40,171
Operating lease liability classified as other liabilities	42,627	44,654
Income statement:
Operating lease cost classified as occupancy and equipment expense	$5,624	$5,740
Weighted average lease term, in years	12.30	12.96
Weighted average discount rate	3.88%	3.77%
Operating cash flows	$5,646	$5,741
The ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. First Commonwealth's lease agreements often include one or more options to renew at the Company's discretion. If we consider the renewal option to be reasonably certain, we include the extended term in the calculation of the ROU asset and lease liability.
First Commonwealth uses incremental borrowing rates when calculating the lease liability because the rate implicit in the lease is not readily determinable. The incremental borrowing rate used by First Commonwealth is an amortizing loan rate obtained from the FHLB. This rate is consistent with a collateralized borrowing rate and is available for terms similar to the lease payment schedules.
The following table reconciles future minimum lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the lease liability as of December 31, 2025 (dollars in thousands):

For the twelve months ended December 31,
2026	$5,351
2027	5,070
2028	4,742
2029	4,678
2030	4,217
Thereafter	30,181
Total future minimum lease payments	54,239
Less remaining imputed interest	11,612
Operating lease liability	$42,627
Rent expense, net of rental income, for all operating leases totaled $5.6 million in 2025, $5.9 million in 2024 and $5.9 million in 2023. Rent expense includes amounts related to items that are not included in the determination of lease right-of-use assets including expenses related to short-term leases and non-lease components such as taxes, insurance, and common area maintenance costs.
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

We consider First Commonwealth to be one reporting unit (see Note 28 - "Segment Reporting"). The carrying amount of goodwill was $378.2 million at December 31, 2025 and $363.7 million at December 31, 2024. During 2025, $14.5 million in goodwill was recognized as a result of the Center acquisition. No impairment charges on goodwill or other intangible assets were incurred in 2025, 2024 or 2023.
We test goodwill for impairment as of November 30th of each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill. At November 30, 2025, the Company completed its annual goodwill impairment analysis and determined that it was more likely than not that the fair value of the Company was in excess of its carrying value, therefore goodwill was not considered impaired.
As of December 31, 2025, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Topic 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2025
Customer deposit intangibles	$44,599	$(28,548)	$16,051
Customer list intangible	2,283	(2,215)	68
Total other intangible assets	$46,882	$(30,763)	$16,119

December 31, 2024
Customer deposit intangibles	$39,244	$(24,522)	$14,722
Customer list intangible	2,283	(2,146)	137
Total other intangible assets	$41,527	$(26,668)	$14,859
Core deposit intangibles represent the estimated value of core deposit customer relationships acquired as part of bank and branch acquisitions. The intangible value would incorporate the estimated long-term value of checking, savings and money market deposit accounts. Core deposit intangibles are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. The core deposits have a remaining amortization period of 4.7 years and a weighted average amortization period of approximately 4.4 years. The $5.4 million increase in gross customer deposit intangibles in 2025 are a result of the Center acquisition. The customer list intangible represents the estimated value of the customer base for an insurance agency acquired in 2014 and the wealth management business acquired as part of the DCB acquisition in 2017. These amounts are amortized over their expected lives using expected cash flows based on retention of the customer base. The customer list intangible has a remaining amortization period of 3.7 years and a weighted average amortization period of 2.4 years. First Commonwealth recognized amortization expense on other intangible assets of $4.1 million, $3.9 million, and $4.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
In addition to customer deposit intangibles and customer list intangibles, First Commonwealth has servicing rights on mortgage loans as well as certain commercial loans totaling $5.9 million and $4.8 million as of December 31, 2025 and 2024, respectively. These servicing rights relate to loans sold to third parties on which the Company retains servicing responsibilities. The company recognized amortization expense on these servicing assets of $1.4 million, $1.2 million and $0.9 million for the years ended December 31, 2025 and 2024 and 2023, respectively.

The following presents the estimated amortization expense of core deposit and customer list intangibles:

	Core Deposit Intangibles	Customer List Intangible	Total
	(dollars in thousands)
2026	$3,947	$42	$3,989
2027	3,556	15	3,571
2028	3,419	7	3,426
2029	3,313	4	3,317
2030	1,816	—	1,816
Thereafter	—	—	—
Total	$16,051	$68	$16,119
Note 13—Investments in Limited Partnerships
First Commonwealth has invested in several limited partnerships that provide tax and regulatory benefits due to the nature of the partnerships. These investments include: 16 investments in Small Business Investment Companies ("SBIC's") whose purpose is to provide seed money and capital to startup companies, 10 Community Development Financial Institution Funds ("CDFIs") whose purpose is to develop and operate real estate projects in low-income communities and 3 Low Income Housing Tax Credits ("LIHTC") projects whose purpose is to invest in approved low-income housing investment tax credit projects.
Our investments represent unconsolidated variable interest entities ("VIE's") because we are not considered the primary beneficiary. We have determined that we are not the primary beneficiary of these VIE's because we do not have the power to direct the activities that most significantly impact their economic performance.
All of our limited partnership investments are privately held and their market values are not readily available. These investments are accounted for using the equity method of accounting and are included in "Other assets" in the Consolidated Statement of Financial Condition. Income from these investments is included in "Other income" in the Consolidated Statements of Income and totaled $1.4 million in 2025, $1.5 million in 2024 and $0.8 million in 2023.
As of December 31, First Commonwealth's investment in and unfunded commitment to these partnerships are as follows:

	2025	2024
	(dollars in thousands)
Investment
SBIC	$18,392	$15,081
LIHTC	10,561	11,737
CDFI	7,100	7,339
Other	580	604
Total limited investment partnerships	$36,633	$34,761
Unfunded commitment
SBIC	$12,383	$10,804
LIHTC	2,019	4,979
CDFI	7,000	3,761
Other	42	60
Total unfunded commitment	$21,444	$19,604

The unconditional unfunded equity commitments related to LIHTC investments are recognized in other liabilities. The following table presents the scheduled equity commitments to be paid to LIHTC limited partnerships over the next five years and in the aggregate thereafter as of December 31, 2025:

2026	$925
2027	346
2028	168
2029	161
2030	159
Thereafter	260
Total	$2,019
The Company classifies the amortization of LIHTC investments as a component of income tax expense and proportionally amortizes the investment over the tax credit period. The amortization and tax benefits attributed to these partnerships, which include low-income housing and historic tax credits, are as follows as of December 31:

	2025	2024	2023
	(dollars in thousands)
Proportional amortization expense included in the provision for income taxes	$850	$795	$1,223
Tax credits and other tax benefits recognized	1,176	853	631
Note 14—Interest-Bearing Deposits
Components of interest-bearing deposits at December 31 were as follows:

	2025	2024
	(dollars in thousands)
Interest-bearing demand deposits	$1,795,513	$688,596
Savings deposits	4,241,762	4,989,342
Time deposits	1,840,923	1,750,466
Total interest-bearing deposits	$7,878,198	$7,428,404
As of December 31, 2025 interest-bearing deposits increased $0.4 billion compared to December 31, 2024. Deposits totaling $0.8 million and $0.9 million at December 31, 2025 and 2024, respectively, were reclassified from deposits to loans due to their overdrawn status.
The change in interest-bearing demand deposits and savings deposits for December 31, 2025 compared to December 24, 2024 is largely due to the termination in 2025 of an internal sweep program that has historically been in place for regulatory reserve requirements. As a result, there is inconsistency in the totals for some deposit categories in the above table, as category totals for 2024 include the impact of the sweeps, while category totals in 2025 do not. The impact of the sweep program in place at December 31, 2024 is provided in the table below.

	2024	Impact of Sweep	Without Sweep 2024
	(dollars in thousands)
Interest-bearing demand deposits	688,596	$1,167,037	$1,855,633
Savings deposits	4,989,342	(1,167,037)	3,822,305
Time deposits	1,750,466	—	1,750,466
Total interest-bearing deposits	$7,428,404	$—	$7,428,404
Included in time deposits at December 31, 2025 and 2024 were certificates of deposit in denominations of $250 thousand or more of $432.4 million and $459.9 million, respectively.
Interest expense related to certificates of deposit in denominations of $250 thousand or greater amounted to $16.5 million in 2025, $16.6 million in 2024 and $8.1 million in 2023.

Included in time deposits at December 31, 2025 were certificates of deposit with the following scheduled maturities (dollars in thousands):

2026	$1,767,811
2027	37,283
2028	22,314
2029	7,450
2030 and thereafter	6,065
Total	$1,840,923
Note 15—Short-term Borrowings
Short-term borrowings at December 31 were as follows:

	2025			2024			2023
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
	(dollars in thousands)
Federal funds purchased	$—	$—	—%	$—	$35	5.71%	$—	$712	5.62%
FRB Term Funding Program	—	—	—	—	383,131	4.77	—	—	—
Borrowings from FHLB	125,000	64,647	4.71	55,000	31,869	5.58	563,000	379,712	5.56
Securities sold under agreements to repurchase	22,966	30,675	1.47	25,139	29,418	1.25	34,835	59,132	1.01
Total	$147,966	$95,322	3.67	$80,139	$444,453	4.60	$597,835	$439,556	4.95
Maximum total at any month-end	$225,874			$653,110			$597,835
Weighted average rate at year-end			3.57%			3.71%			5.37%
Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2025	2024	2023
	(dollars in thousands)
Federal funds purchased	$—	$2	$40
FRB Term Funding Program	—	18,292	—
Borrowings from FHLB	3,042	1,777	21,108
Securities sold under agreements to repurchase	452	368	599
Total interest on short-term borrowings	$3,494	$20,439	$21,747

Note 16—Subordinated Debentures
Subordinated debentures outstanding at December 31 are as follows:

			2025	2024
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	2033	5.50% until June 1, 2028, then 3-Month CME Term SOFR + 0.26161% + 2.37%	49,480	49,411
First Commonwealth Financial Corp	2031	4.5% until March 29, 2026, then Prime + 1.00%	6,819	6,727
First Commonwealth Capital Trust II	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	41,238	41,238
Total			$128,466	$128,305

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
In order to reduce its exposure to variability in expected future cash flows related to interest payments on First Commonwealth Capital Trust II and III, the Company entered into two interest rate swap contracts that are designated as cash flow hedges. These contracts fix the index-based portion of the interest rate on Capital Trust III at 1.525% until August 15, 2026. A similar interest rate swap contract was entered for Capital Trust II which fixed the index rate based portion at 1.515%; however, that swap expired on August 15, 2024. Additional information related to these cash flow hedges can be found in Note 7- "Derivatives".

Note 17—Other Long-term Debt
Other long-term debt at December 31 follows:

	2025		2024
	Amount	Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate
	(dollars in thousands)
Borrowings from FHLB due:
2025			$799	3.86%
2026	$127,830	4.19%	127,830	4.19
2027	863	3.87	863	3.87
2028	620	3.64	620	3.64
2029	242	3.13	241	3.13
2030	—	—
Thereafter	—	—	—	—
Total	$129,555		$130,353
The weighted average contractual rate reflects the rate due to creditors. The weighted average effective rate of long-term debt is equal to the weighted average contractual rate.
All of First Commonwealth’s Federal Home Loan Bank stock, along with an interest in mortgage loans and residential mortgage-backed securities, has been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.
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

Loans held for sale include residential mortgage loans originated for sale in the secondary mortgage market. The estimated fair value for these loans was determined on the basis of rates obtained in the respective secondary market. Loans held for sale could also include the Small Business Administration guaranteed portion of small business loans. The estimated fair value of these loans is based on the contract with the third party investor. When loans held for sale include other commercial loans, fair value is determined using an executed trade and market bid obtained from potential buyers. There were no loans held for sale in a delinquent or nonaccrual status at December 31, 2025 and 2024.
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
There are no Level 3 fair value measurements that require quantitative inputs and assumptions.
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at December 31:

	2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$2,496	$—	$2,496
Mortgage-Backed Securities—Commercial	—	661,689	—	661,689
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	295,523	—	295,523
Other Government-Sponsored Enterprises	—	984	—	984
Obligations of States and Political Subdivisions	—	6,971	—	6,971
Corporate Securities	—	46,531	—	46,531
Total Securities Available for Sale	—	1,014,194	—	1,014,194
Loans Held for Sale	—	46,071	—	46,071
Other Assets (a)	—	9,573	—	9,573
Total Assets	$—	$1,069,838	$—	$1,069,838
Other Liabilities (a)	$—	$10,657	$—	$10,657
Total Liabilities	$—	$10,657	$—	$10,657

(a)Hedging and non-hedging interest rate derivatives

	2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$2,898	$—	$2,898
Mortgage-Backed Securities—Commercial	—	724,175	—	724,175
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	350,584	—	350,584
Other Government-Sponsored Enterprises	—	946	—	946
Obligations of States and Political Subdivisions	—	7,527	—	7,527
Corporate Securities	—	61,493	—	61,493
Total Securities Available for Sale	—	1,147,623	—	1,147,623
Loans Held for Sale	—	51,991	—	51,991
Other Assets (a)	—	41,569	—	41,569
Total Assets	$—	$1,241,183	$—	$1,241,183
Other Liabilities (a)	$—	$51,983	$—	$51,983
Total Liabilities	$—	$51,983	$—	$51,983
(a)Hedging and non-hedging interest rate derivativesThere are no losses included in earnings for the period that are attributable to the change in realized gains (losses) relating to assets held at both December 31, 2025 and 2024.
During the years ended December 31, 2025 and 2024, there were no transfers between fair value Levels 1, 2 or 3.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at December 31 and total gains and losses realized on these assets during the year ended December 31:

	2025
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Loans held for sale	$—	$225,381	$—	$225,381	$—
Nonperforming loans	—	40,617	41,303	81,920	(18,677)
Other real estate owned	—	1,014	—	1,014	(284)
Total Assets	$—	$267,012	$41,303	$308,315	$(18,961)

	2024
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Loans held for sale	$—	$228	$—	$228	$—
Nonperforming loans	—	39,407	14,084	53,491	(16,287)
Other real estate owned	—	1,215	—	1,215	(29)
Total Assets	$—	$40,850	$14,084	$54,934	$(16,316)
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

The fair value of other real estate owned, determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement, is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned had a current carrying value of $1.0 million as of December 31, 2025 and consisted primarily of commerical and residential properties in Pennsylvania and Ohio. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated costs to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to this measurement is provided in Note 12 “Goodwill and Other Amortizing Intangible Assets.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during 2025.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees,” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.3 million at both December 31, 2025 and 2024. See Note 10, “Commitments and Letters of Credit,” for additional information.
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

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31:

	2025
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$103,280	$103,280	$103,280	$—	$—
Interest-bearing deposits	77,082	77,082	77,082	—	—
Securities available for sale	1,014,194	1,014,194	—	1,014,194	—
Securities held to maturity	519,422	470,665	—	470,665	—
Other investments	38,295	38,295	—	32,563	5,732
Loans held for sale	271,452	271,452	—	271,452	—
Loans and leases	9,508,039	9,657,464	—	40,617	9,616,847
Financial liabilities
Deposits	10,250,969	10,248,485	—	10,248,485	—
Short-term borrowings	147,966	147,926	—	147,926	—
Long-term debt	129,555	130,108	—	130,108	—
Subordinated debt	128,466	121,747	—	—	121,747
Capital lease obligation	3,721	3,721	—	3,721	—

	2024
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$105,051	$105,051	$105,051	$—	$—
Interest-bearing deposits	28,358	28,358	28,358	—	—
Securities available for sale	1,147,623	1,147,623	—	1,147,623	—
Securities held to maturity	405,639	336,719	—	336,719	—
Other investments	30,954	30,954	—	25,222	5,732
Loans held for sale	51,991	52,219	—	52,219	—
Loans and leases	8,983,754	8,999,020	—	39,407	8,959,613
Financial liabilities
Deposits	9,678,019	9,672,358	—	9,672,358	—
Short-term borrowings	80,139	79,151	—	79,151	—
Long-term debt	130,353	129,880	—	129,880	—
Subordinated debt	128,305	115,747	—	—	115,747
Capital lease obligation	4,327	4,327	—	4,327	—

Note 19—Income Taxes
Cash paid for taxes for the years ended December 31 is as follows:

	2025	2024	2023
	(dollars in thousands)
Federal	$33,500	$31,000	$36,250
States
Other*	1,162	1,185	1,380
Foreign	—	—	—
Total cash paid for taxes	34,662	32,185	37,630
* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.
The income tax provision for the years ended December 31 is as follows:

	2025	2024	2023
	(dollars in thousands)
Current tax provision:
Federal	$34,600	$31,220	$32,167
State	1,443	1,002	936
Total current tax provision	36,043	32,222	33,103
Deferred tax provision (benefit):
Federal	3,152	3,412	7,488
State	(139)	2	(99)
Total deferred tax provision	3,013	3,414	7,389
Total tax provision	$39,056	$35,636	$40,492
The Company did not have any income tax expense (benefit) in foreign jurisdictions for the years ended December 31, 2025, 2024 and 2023.
The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2025		2024		2023
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(dollars in thousands)
Federal Income tax at statutory rate	$40,185	21%	$37,424	21%	$41,487	21%
State and local income tax, net of federal benefit*	1,030	1	793	—	725	—
Tax credits
Low income housing tax credits**	(294)	—	(354)	—	(381)	—
Other	(10)	—	(4)	—	(38)	—
Nontaxable or nondeductible items
Tax-exempt interest income, net	(900)	—	(835)	—	(812)	—
Income from bank owned life insurance	(1,444)	(1)	(1,336)	(1)	(1,024)	(1)
Other	614	—	457	—	660	—
Other adjustments	(125)	—	(509)	—	(125)	—
Effective income tax rate	$39,056	21%	$35,636	20%	$40,492	20%
* State taxes in Delaware, Indiana, Kentucky, New Jersey, New York made up the majority (greater than 50 percent) of the tax effect in this category for 2025. State taxes in Delaware, Kentucky, New Jersey, New York made up the majority (greater than 50 percent) of the tax effect in this category for 2024. State taxes in Delaware, Illinois, New Jersey, New York and New York City made up the majority (greater than 50 percent) of the tax effect in this category for 2023.
** The benefit is net of associated investment impacts such as proportional amortization and benefit of flow through losses.

The tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that represent significant portions of the deferred tax assets and liabilities at December 31 are presented below:

	2025	2024
	(dollars in thousands)
Deferred tax assets:
Lease liability	$9,175	$9,561
Allowance for credit losses	26,980	25,459
Postretirement benefits other than pensions	89	201
Unrealized loss on securities available for sale	17,822	28,023
Net operating loss carryforward	60	61
Deferred compensation	3,289	3,008
Accrued interest on nonaccrual loans	763	1,088
Accrued incentives	3,949	3,295
Unfunded loan commitments & other reserves	1,757	879
Purchase accounting adjustments	3,889	4,001
Other	1,127	744
Total deferred tax assets	68,900	76,320
Deferred tax liabilities:
Loan origination fees and costs	(4,268)	(2,615)
Right of use asset	(8,215)	(8,601)
Depreciation of assets	(2,608)	(1,586)
Section 197 intangibles	(4,019)	(3,175)
Purchase accounting adjustments	(3,231)	(2,755)
Other	(695)	(718)
Total deferred tax liabilities	(23,036)	(19,450)
Net deferred tax asset	$45,864	$56,870
The Company's insurance subsidiary, FCIA, has approximately $1.5 million of Pennsylvania net operating losses, which begin to expire in 2034. The Company expects to fully utilize the losses prior to expiration.
The holding company has net operating loss carryforwards with the state of Pennsylvania of $246.7 million as of December 31, 2025 and $262.5 million as of December 31, 2024. The Company has recorded a valuation allowance against these carryforward attributes of the holding company as it is not expected to realize these losses given the profitability of the holding company for Pennsylvania tax purposes. The valuation allowance is netted against the net operating loss in the preceding table.
Management assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on our evaluation, as of December 31, 2025, management has determined that no valuation allowance is necessary with the exception of the holding company's net operating loss carryforward deferred tax asset noted above because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and future taxable income.
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Company has no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2025. The Company records interest and penalties on unrecognized tax benefits as a component of noninterest expense.
First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) as well as all states in which we conduct business. Generally, tax years prior to the year ended December 31, 2022 are no longer open to examination by federal and state taxing authorities.
Note 20—Retirement Plans
First Commonwealth has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Effective January 1, 2025, a participating employee can receive a maximum matching contribution of 5% of their eligible compensation.

In addition, each participating employee may contribute up to 80% of their eligible compensation to the plan. The 401(k) plan expense was $5.1 million in 2025, $3.3 million in 2024, and $3.1 million in 2023.
First Commonwealth maintains a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to provide deferred compensation for those employees who are in the top 10% of full-time employees, as determined on the basis of eligible compensation. The NQDC Plan provides participants whose maximum retirement contribution is limited by IRS rules to defer additional compensation.
Participants in the NQDC Plan are eligible to defer (on a pre-tax basis) from 1% to 25% of their eligible Plan compensation. Participants are also eligible to defer all or a portion of the Annual Incentive Plan (on a pre-tax basis) from 10% to 100% of their annual cash incentive earned. Effective January 1, 2020, an employer elective contribution is available to participants who reach the IRS Compensation limits in the 401(k) Plan. The ‘makeup match’ contribution is made to eligible participants on an annual basis. Effective January 1, 2021, an employer non-elective contribution is available to certain participants determined by the Company. The ‘discretionary’ contribution may be approved from year-to-year and allocated on an annual basis. There was $0.3 million in NQDC Plan expense recognized for this discretionary contribution in each of the years 2025, 2024 and 2023.
Select employees from former acquisitions were covered by postretirement benefit plans that provide medical and life insurance coverage. The measurement date for these plans was December 31.
Postretirement Benefits Other than Pensions from Prior Acquisitions
Net periodic benefit cost of these plans for the years ended December 31, was as follows:

	2025	2024	2023
	(dollars in thousands)
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	25	25	25
Amortization of transition obligation	—	—	—
Amortization of prior service cost	76	76	76
Gain amortization	(101)	(101)	(108)
Net periodic benefit cost	$—	$—	$(7)
The following table sets forth the change in the benefit obligation and plan assets as of December 31:

	2025	2024
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$506	$561
Service cost	—	—
Interest cost	25	25
Amendments	—	—
Actuarial gain	(78)	(26)
Net benefits paid	(41)	(54)
Benefit obligation at end of year	412	506
Change in Plan Assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	41	54
Net benefits paid	(41)	(54)
Fair value of plan assets at end of year	—	—
Funded Status at End of Year	412	506
Unrecognized prior service cost	(159)	(234)
Unrecognized net gain	645	668
Amounts recognized in retained earnings	$898	$940

As of December 31, the funded status of the plan is:

	2025	2024
	(dollars in thousands)
Amounts Recognized in the Statement of Financial Condition as Other liabilities	$412	$506
The following table sets forth the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs as of December 31:

	2025	2024	2023
	(dollars in thousands)
Amounts recognized in accumulated other comprehensive income, net of tax:
Net (gain) loss	$(506)	$(525)	$(590)
Prior service cost	125	184	244
Total	$(381)	$(341)	$(346)
Weighted-average assumptions used to determine the benefit obligation as of December 31 are as follows:

	2025	2024	2023
Weighted-Average Assumptions
Discount rate	4.81%	5.33%	4.90%
Health care cost trend: Initial	8.70%	7.45%	6.95%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2034	2033	2029
Weighted-average assumptions used to determine the net benefit costs as of December 31 are as follows:

	2025	2024	2023
Weighted-Average Assumptions for Net Periodic Cost
Discount rate	5.33%	4.90%	5.31%
Health care cost trend: Initial	7.45%	6.95%	6.50%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2033	2029	2028
Corridor	10.00%	10.00%	10.00%
Recognition period for gains and losses	8.3	8.8	9.3
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

As of December 31, 2025, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payments
(dollars in thousands)
2026	$69
2027	62
2028	56
2029	50
2030	45
2031 - 2035	152
The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2026 are as follows:

Postretirement Benefits
(dollars in thousands)
Net gain	$(101)
Prior service cost	76
Total	$(25)
Note 21—Incentive Compensation Plan
On January 30, 2024, the Board of Directors of the Company adopted, with shareholder approval, the First Commonwealth Financial Corporation 2024 Plan. This plan allows for shares of common stock to be issued to employees, directors, and consultants of the Company and its subsidiaries as an incentive to aid in the financial success of the Company. The shares can be issued as options, stock appreciation rights, performance share or unit awards, dividend or dividend equivalent rights, stock awards, restricted stock awards, or other annual incentive awards. Up to 5,000,000 shares of stock can be awarded under this plan, of which 4,314,537 shares were still available for awards as of December 31, 2025.
Restricted Stock
Restricted stock awards were issued in 2025, 2024 and 2023 in order to retain and attract key employees. The grant date fair value of the restricted stock awards is equal to the price of First Commonwealth’s common stock on grant date.
Compensation expense related to restricted stock was $4.9 million, $4.9 million and $3.8 million in 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $5.5 million of unrecognized compensation cost related to unvested restricted stock awards granted. The cost is expected to be recognized over a period of one to three years.
A summary of the status of First Commonwealth’s unvested service-based restricted stock awards as of December 31 and changes for the years ended on those dates is presented below:

	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of the year	399,497	$14.68	317,065	$14.62	311,265	$14.48
Granted	126,515	16.31	212,572	14.29	106,750	14.32
Vested	(129,925)	15.55	(120,265)	13.83	(90,810)	13.76
Forfeited	(4,000)	14.50	(9,875)	14.87	(10,140)	14.86
Outstanding, end of the year	392,087	14.92	399,497	14.68	317,065	14.62

The following provides detail on restricted stock awards estimated to be granted on a performance award basis during 2025, 2024 and 2023. These plans were previously approved by the Board of Directors.

Grant Date	Target Share Award	Performance Period (years)	Award if threshold met	Award if targets are met	Award if superior met	Award if threshold not achieved	Vesting After Performance Period (years)	Final vesting
February 18, 2021	143,400	3	40%	100%	200%	—%	0	December 31, 2023
February 17, 2022	121,200	3	40%	100%	200%	—%	0	December 31, 2024
January 23, 2023	159,000	3	40%	100%	200%	—%	0	December 31, 2025
January 29, 2024	167,800	3	40%	100%	200%	—%	0	December 31, 2026
January 27, 2025	159,800	3	40%	100%	200%	—%	0	December 31, 2027
The following table summarizes the estimated unvested target share awards for the Plans as of December 31:

	2025	2024	2023
Outstanding, beginning of the year	475,225	453,714	434,352
Granted	203,523	276,161	162,774
Issued	(155,956)	(215,100)	(143,412)
Forfeited	(34,700)	(39,550)	—
Outstanding, end of the year	488,092	475,225	453,714
Based on a Monte Carlo simulation, the above grants have the following fair market values per share:

	Proportional Fair Value
	50%	25%	25%

February 18, 2021	$12.77	$16.41	$11.45
February 17, 2022	16.56	21.08	15.20
January 23, 2023	14.06	17.53	12.70
January 29, 2024	15.05	17.09	13.64
January 27, 2025	16.77	18.14	15.30
Note 22—Contingent Liabilities
Legal proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of December 31, 2025, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $5.5 million and $5.2 million, respectively, in commission expense as of December 31, 2025 and 2024.

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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606 for the year ended December 31:

	2025	2024	2023
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$12,907	$11,821	$10,516
Service charges on deposit accounts	22,774	22,518	21,437
Insurance and retail brokerage commissions	12,652	11,546	10,929
Card-related interchange income	15,611	21,887	28,640
Gain on sale of other loans and assets	524	781	331
Other income	2,746	2,872	3,022
Noninterest Income (in-scope of Topic 606)	67,214	71,425	74,875
Noninterest Income (out-of-scope of Topic 606)	29,610	27,806	21,734
Total Noninterest Income	$96,824	$99,231	$96,609
Note 24—Related Party Transactions
Some of First Commonwealth’s directors, executive officers, principal shareholders and their related interests had transactions with the subsidiary bank in the ordinary course of business. All deposit and loan transactions were made on substantially the same terms, such as collateral and interest rates, as those prevailing at the time for comparable transactions. In the opinion of management, these transactions do not involve more than the normal risk of collectability, nor do they present other unfavorable features. It is anticipated that similar transactions will be entered into in the future.
The following is an analysis of loans to related parties (dollars in thousands):

December 31, 2024	$30,935
Advances	4,423
Repayments	(3,619)
Other	(169)
December 31, 2025	$31,570

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
Effective January 1, 2015, First Commonwealth became subject to regulatory risk-based capital rules adopted by the federal banking agencies implementing Basel III. The capital rules require First Commonwealth to maintain the following minimum capital levels:
•a minimum Tier I capital to risk-weighted assets of at least 6.0%, plus a capital conservation buffer of 2.5%, resulting in a required minimum ratio of 8.5%
•a minimum Common Equity Tier 1 to risk weighted assets of at least 4.5%, plus the capital conservation buffer of 2.5%, resulting in a required minimum ratio of 7%
•a minimum Total Capital to risk weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum of 10.5%
•a minimum Leverage ratio, which is Tier 1 capital to adjusted average assets, of 4.0%
The capital conservation buffer may only include capital that qualifies as Common Equity Tier 1.
The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the exclusion of accumulated other comprehensive income from regulatory capital. The Company elected to retain this treatment, which reduces the volatility of regulatory capital levels.
In 2018, First Commonwealth Bank, the Company's banking subsidiary, issued $100 million in subordinated debt, of which $50.0 million remains outstanding as of December 31, 2025, which under regulatory rules qualifies as Tier II capital. As of December 31, 2025, this subordinated debt issuance increased the total risk-based capital ratio by 49 basis points.
In March 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the pandemic. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). The Company adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at December 31, 2025 for both First Commonwealth and First Commonwealth Bank would have continued to be greater than the amounts needed to be considered “well capitalized”, as the transition provided a capital benefit of approximately 4 to 6 basis points.
As of December 31, 2025 and 2024, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and

Common equity tier I risk-based capital as set for in the tables below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2025
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,471,506	14.47%	$1,067,542	10.50%	$1,016,707	10.00%
First Commonwealth Bank	1,362,592	13.43	1,065,303	10.50	1,014,574	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,294,913	12.74%	$864,201	8.50%	$813,365	8.00%
First Commonwealth Bank	1,186,263	11.69	862,388	8.50	811,659	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$1,294,913	10.86%	$476,821	4.00%	$596,026	5.00%
First Commonwealth Bank	1,186,263	9.97	475,776	4.00	594,720	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,224,913	12.05%	$711,695	7.00%	$660,859	6.50%
First Commonwealth Bank	1,186,263	11.69	710,202	7.00	659,473	6.50

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2024
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,366,963	14.58%	$984,292	10.50%	$937,421	10.00%
First Commonwealth Bank	1,268,403	13.56	982,216	10.50	935,444	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,207,183	12.88%	$796,808	8.50%	$749,937	8.00%
First Commonwealth Bank	1,108,623	11.85	795,128	8.50	748,355	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$1,207,183	10.63%	$454,457	4.00%	$568,071	5.00%
First Commonwealth Bank	1,108,623	9.78	453,467	4.00	566,834	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,137,183	12.13%	$656,195	7.00%	$609,324	6.50%
First Commonwealth Bank	1,108,623	11.85	654,811	7.00	608,039	6.50
Note 26—Capital
At December 31, 2025, shareholders’ equity was $1.6 billion, an increase of $149.2 million from December 31, 2024. The increase was due to $152.3 million in net income, $45.9 million of common stock issued as part of the Center acquisition and a $37.9 million increase in the fair value of available for sale securities. This was partially offset by $55.5 million of dividends paid to shareholders and $36.5 million of common stock repurchases. Cash dividends declared per common share were $0.535, $0.515 and $0.495 for the years ended December 31, 2025, 2024 and 2023, respectively.
The Board of Directors have authorized numerous share repurchase programs of the Company's common stock, including separate $25.0 million authorizations in October 2021, April 2023, July 2025 and December 2025. As of December 31, 2025, 5,247,990 shares at an average price of $14.75 have been repurchased and 1,364,851 shares remain under the authorized programs. In January 2026, the Board of Directors approved an additional $25.0 million repurchase program. First Commonwealth may suspend or discontinue the program at any time.

Note 27—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition	December 31,
	2025	2024
	(dollars in thousands)
Assets
Cash	$96,157	$86,909
Loans	—	3
Investment in subsidiaries	1,518,147	1,378,052
Investment in unconsolidated subsidiary trusts	2,200	2,204
Investment in jointly-owned company	377	438
Premises and equipment, net	3,022	3,184
Receivable from subsidiaries	2	—
Dividends receivable from subsidiaries	8,132	6,772
Other assets	17,872	17,546
Total assets	$1,645,909	$1,495,108
Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$12,547	$11,048
Subordinated debentures payable	78,986	78,895
Shareholders’ equity	1,554,376	1,405,165
Total liabilities and shareholders’ equity	$1,645,909	$1,495,108

Statements of Income	For the years ended December 31,
	2025	2024	2023
	(dollars in thousands)
Interest and dividends	$197	$242	$234
Dividends from subsidiaries	105,273	75,227	107,683
Interest expense	(4,537)	(4,098)	(3,656)
Other income	—	—	—
Operating expense	(5,971)	(5,841)	(6,631)
Income before taxes and equity in undistributed earnings of subsidiaries	94,962	65,530	97,630
Applicable income tax benefits	2,088	2,018	2,087
Income before equity in undistributed earnings of subsidiaries	97,050	67,548	99,717
Equity in undistributed earnings of subsidiaries	55,252	75,024	57,346
Net income	$152,302	$142,572	$157,063

	For the years ended December 31,
Statements of Cash Flow	2025	2024	2023
	(dollars in thousands)
Operating Activities
Net income	$152,302	$142,572	$157,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	290	300	320
Net gains (losses) on sales of assets	—	—	—
Decrease (increase) in prepaid income taxes	(106)	19,809	(20,307)
Undistributed equity in subsidiaries	(55,252)	(75,024)	(57,346)
Distribution from unconsolidated subsidiary	65	—	—
Other net	3,054	4,778	7,151
Net cash provided by operating activities	100,353	92,435	86,881
Investing Activities
Net change in loans	3	2	2
Purchases of premises and equipment	(91)	(609)	(23)
Investment in subsidiaries	38	—	1,120
Investment in jointly-owned companies	(19)	(14)	(18)
Net cash provided by (used in) investing activities	(69)	(621)	1,081
Financing Activities
Dividends paid	(55,489)	(52,602)	(50,814)
Proceeds from reissuance of treasury stock	245	204	245
Purchase of treasury stock	(35,792)	(12,630)	(14,965)
Net cash used in financing activities	(91,036)	(65,028)	(65,534)
Net increase (decrease) in cash	9,248	26,786	22,428
Cash at beginning of year	86,909	60,123	37,695
Cash at end of year	$96,157	$86,909	$60,123
Cash dividends declared per common share were $0.535 for 2025, $0.515 in 2024 and $0.495 in 2023.
First Commonwealth Financial Corporation has an unsecured $20.0 million line of credit with another financial institution. As of December 31, 2025, there are no amounts outstanding on this line and we are in compliance with all debt covenants related to the line of credit.

Note 28—Segment Reporting
We operate our business as a single integrated business unit which provides a number of products and services to meet our customers' banking and financial needs. Our products and services include consumer lending such as secured and unsecured installment loans, home equity loans, construction and real estate loans, credit lines and credit cards. We also offer commercial customers lending and leasing products, which include real estate secured lending, equipment finance, working capital lines of credit, credit cards and construction loans. Our products also include deposit services such as personal and business checking accounts, savings, money market and certificates of deposits. Additionally, we provide an array of cash management services, trust and wealth management services and insurance products. These services are all delivered through the same business network.
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

	2025	2024	2023
	(dollars in thousands)
Interest income	$632,688	$600,463	$529,998
Interest expense	206,601	221,571	144,322
Net interest income	426,087	378,892	385,676
Provision for credit losses	36,725	29,170	14,813
Noninterest Income
Trust income	12,907	11,821	10,516
Service charges on deposit accounts	22,774	22,518	21,437
Insurance and retail brokerage commissions	12,652	11,546	10,929
Gain on sale of mortgage loans	7,296	5,795	3,951
Gain on sale of other loans and assets	6,888	9,111	6,744
Card-related interchange income	15,611	21,887	28,640
Other segment income (a)	18,696	16,553	14,392
Noninterest expense
Salaries and employee benefits	163,981	149,287	142,871
Net occupancy	20,714	19,783	19,221
Furniture and equipment	18,161	17,453	17,308
Data processing	16,359	15,582	15,010
Other professional fees and services	6,892	5,533	5,919
Other segment expense (b)	68,721	63,107	69,588
Income tax provision	39,056	35,636	40,492
Segment net income	$152,302	$142,572	$157,063
Reconciliation of net income
Adjustments and reconciling items	—	—	—
Consolidated net income	$152,302	$142,572	$157,063
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Commonwealth Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2025 expressed an unqualified opinion thereon.
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

Allowance for Credit Losses (ACL)
Description of the Matter
First Commonwealth’s loan and lease portfolio totaled $9.8 billion as of December 31, 2025 and the associated Allowance for Credit Losses (ACL) was $125.7 million. As discussed in Notes 1 and 9 of the financial statements, the ACL represents management’s current estimate of lifetime credit losses inherent in the loan portfolio at the balance sheet date. The ACL is calculated by pooling loans of similar risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. The ACL also includes qualitative factors related to loan portfolio risks not reflected in the calculated model, including lending practices, ability and experience of the credit staff, the overall lending environment and external factors such as the regulatory environment and competition.

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
March 2, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Commonwealth Financial Corporation
Opinion on Internal Control Over Financial Reporting
We have audited First Commonwealth Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2025 expressed an unqualified opinion thereon.
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
March 2, 2026

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
Ernst & Young LLP, Pittsburgh, Pennsylvania (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025, is included at the end of Item 8 under the heading Report of "Independent Registered Public Accounting Firm.”

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
Based on First Commonwealth’s evaluation based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that internal control over financial reporting was effective as of December 31, 2025. The effectiveness of First Commonwealth’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.

First Commonwealth Financial Corporation
Indiana, Pennsylvania
March 2, 2026

/S/ T. Michael Price	/S/ James R. Reske
T. Michael Price	James R. Reske
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

ITEM 9B.    Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information called for by this item concerning the identification, business experience and qualifications of First Commonwealth’s directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 28, 2026 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.
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
The following table provides information related to our existing equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	488,092	N/A	4,314,537
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	488,092	N/A	4,314,537
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

PART IV
ITEM 15.    Exhibits, Financial Statements and Schedules

(A)Documents Filed as Part of this Report
(1)     Financial Statements
All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.
(2)    Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A
(3)Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.1 to the current report as Form 8-K filed February 1, 2016

10.1	Amended and Restated Non-Qualified Deferred Compensation Plan	Exhibit 10.1 to the current report on Form 8-K filed December 21, 2017

10.2	Amendment No. One to Amended and Restated Non-Qualified Deferred Compensation Plan	Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2021

10.3	Amendment No. Two to Amended and Restated Non-Qualified Deferred Compensation Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2021

10.4	Amendment No. Three to Amended and Restated Non-Qualified Deferred Compensation Plan	Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended September 30, 2021

10.5	Amended and Restated Employment Agreement dated January 1, 2012 entered into among First Commonwealth Financial Corporation, First Commonwealth Bank and T. Michael Price	Exhibit 10.1 to the current report on Form 8-K filed January 5, 2012

10.6	Change of Control Agreement dated December 30, 2011 entered into between FCFC and T. Michael Price	Exhibit 10.3 to the current report on Form 8-K filed January 5, 2012

10.7	First Commonwealth Financial Corporation Incentive Compensation Plan	Annex I to Proxy Statement filed March 19, 2015 relating to the 2015 Annual Meeting of Shareholders

10.8	2025 Annual Incentive Plan	Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2025

10.9	2023-2025 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2023

10.10	2024-2026 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2024

10.11	2025-2027 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2025

10.12	Form of Restricted Stock Agreement for service-based restricted stock	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2012

10.13	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Matthew C. Tomb	Exhibit 10.14 to the annual report on Form 10-K filed March 5, 2012

Exhibit Number	Description	Incorporated by Reference to
10.14	Employment Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.1 to the current report on Form 8-K filed April 10, 2014

10.15	Change of Control Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.3 to the current report on Form 8-K filed April 10, 2014

10.16	Change of Control Agreement dated November 14, 2019 entered into between FCFC and Norman J. Montgomery	Exhibit 10.1 to current report on Form 8-K filed November 19, 2019

10.17	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Carrie L. Riggle	Exhibit 10.4 to the quarterly report on Form 10-Q filed May 8, 2013

10.18	Change of Control Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.2 to the quarterly report on Form 10-Q filed August 7, 2013

10.19	Employment Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 7, 2013

10.20	Change of Control Agreement dated September 11, 2023 entered into between FCFC and Michael P. McCuen	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 9 2024

10.21	Restricted Stock Agreement dated September 11, 2023 between FCFC and Michael P. McCuen	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 9 2024

10.22	Employment Agreement dated July 1, 2024 entered into between FCFC and Michael P. McCuen	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 9 2024

10.23	Restricted Stock Agreement dated July 1, 2024 entered into between FCFC and Michael P McCuen	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 9 2024

10.24	Change of Control Agreement dated August 16, 2024 entered into between FCFC and Brian Sohocki	Exhibit 10.2 to the quarterly report on Form 10-Q filed November 12, 2024

10.25	Employment Agreement dated August 16, 2024 entered into between FCFC and Brian Sohocki	Exhibit 10.3 to the quarterly report on Form 10-Q filed November 12, 2024

10.26	Restricted Stock Agreement dated August 16, 2024 entered into between FCFC and Brian Sohocki	Exhibit 10.4 to the quarterly report on Form 10-Q filed November 12, 2024

10.27	Change of Control Agreement dated January 1, 2025 entered into between FCFC and Linda D. Metzmaier	Filed herewith

10.28	Change of Control Agreement dated August 1, 2025 entered into between FCFC and Lee E. Lyon II	Filed herewith

19.1	Insider Trading Policy	Exhibit 19.1 to the annual report on Form 10-K filed February 29, 2024

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of EY LLP Independent Registered Public Accounting Firm	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97.1	Policy for Recoupment of Incentive Compensation	Filed herewith

Exhibit Number	Description	Incorporated by Reference to

101.00
The following materials from First Commonwealth Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements.
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

Dated: March 2, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ Todd D. Brice	Director	March 2, 2026
Todd D. Brice
/S/ Julie A. Caponi	Director	March 2, 2026
Julie A. Caponi
/S/ Ray T. Charley	Director	March 2, 2026
Ray T. Charley
/S/ Gary R. Claus	Director	March 2, 2026
Gary R. Claus
/S/ Joseph V. DiVito, Jr.	Director	March 2, 2026
Joseph V. DiVito, Jr.
/S/ Jon L. Gorney	Director, Chairman	March 2, 2026
Jon L. Gorney
/S/ Jane Grebenc	Director, Executive Vice President and Chief Revenue Officer	March 2, 2026
Jane Grebenc
/S/ David W. Greenfield	Director	March 2, 2026
David W. Greenfield
/S/ Bart E. Johnson	Director	March 2, 2026
Bart E. Johnson
/S/ Luke A. Latimer	Director	March 2, 2026
Luke A. Latimer
/S/ Aradhna M. Oliphant	Director	March 2, 2026
Aradhna M. Oliphant
/S/ T. Michael Price	Director, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2026
T. Michael Price
/S/ James R. Reske	Executive Vice President, Chief Financial Officer, and Treasurer	March 2, 2026
James R. Reske
/S/ Stephen A. Wolfe	Director	March 2, 2026
Stephen A. Wolfe