Form 10-Q
period 2026-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2026-05-11
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of May 8, 2026, was 101,684,455.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2026	December 31, 2025
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$118,134	$103,280
Interest-bearing bank deposits	224,806	77,082
Securities available for sale, at fair value	1,042,399	1,014,194
Securities held to maturity, at amortized cost (Fair value of $526,592 and $470,665 at March 31, 2026 and December 31, 2025, respectively)	577,286	519,422
Other investments	28,946	38,295
Loans held for sale (Includes fair value of $30,489 and $46,071 at March 31, 2026 and December 31, 2025, respectively)	31,638	271,452
Loans and leases:
Portfolio loans and leases	9,433,825	9,508,039
Allowance for credit losses	(129,183)	(125,768)
Net loans and leases	9,304,642	9,382,271
Premises and equipment, net	113,815	114,283
Other real estate owned	221	990
Goodwill	378,214	378,214
Amortizing intangibles, net	21,019	22,015
Bank owned life insurance	234,917	233,154
Other assets	186,535	188,384
Total assets	$12,262,572	$12,343,036
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,370,132	$2,372,771
Interest-bearing	8,039,761	7,878,198
Total deposits	10,409,893	10,250,969
Short-term borrowings	22,858	147,966
Subordinated debentures	128,507	128,466
Other long-term debt	—	129,555
Capital lease obligation	3,562	3,721
Total long-term debt	132,069	261,742
Other liabilities	145,055	127,983
Total liabilities	10,709,875	10,788,660
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 126,599,991 and 126,599,991 shares issued at March 31, 2026 and December 31, 2025, respectively, and 101,679,621 and 102,840,771 shares outstanding at March 31, 2026 and December 31, 2025, respectively	126,600	126,600
Additional paid-in capital	676,352	675,745
Retained earnings	1,091,594	1,067,895
Accumulated other comprehensive loss, net	(68,003)	(64,600)
Treasury stock (24,920,370 and 23,759,220 shares at March 31, 2026 and December 31, 2025, respectively)	(273,846)	(251,264)
Total shareholders’ equity	1,552,697	1,554,376
Total liabilities and shareholders’ equity	$12,262,572	$12,343,036

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$141,901	$132,134
Interest and dividends on investments:
Taxable interest	12,651	13,468
Interest exempt from federal income taxes	86	95
Dividends	613	537
Interest on bank deposits	1,967	894
Total interest income	157,218	147,128
Interest Expense
Interest on deposits	45,451	48,004
Interest on short-term borrowings	169	360
Interest on subordinated debentures	1,790	1,838
Interest on other long-term debt	798	1,362
Interest on lease obligations	36	42
Total interest expense	48,244	51,606
Net Interest Income	108,974	95,522
Provision for credit losses	10,733	5,736
Net Interest Income after Provision for Credit Losses	98,241	89,786
Noninterest Income
Net securities (losses) gains	229	(5,142)
Gain on sale of VISA	—	5,146
Trust income	3,408	3,022
Service charges on deposit accounts	5,530	5,438
Insurance and retail brokerage commissions	3,267	3,170
Income from bank owned life insurance	1,796	1,502
Gain on sale of mortgage loans	2,215	1,387
Gain on sale of other loans and assets	2,182	1,388
Card-related interchange income	3,661	3,654
Derivatives mark to market	(6)	(153)
Swap fee income	122	835
Other income	2,183	2,255
Total noninterest income	24,587	22,502
Noninterest Expense
Salaries and employee benefits	42,874	40,415
Net occupancy	5,565	5,729
Furniture and equipment	4,823	4,193
Data processing	4,183	3,817
Advertising and promotion	1,671	1,372
Pennsylvania shares tax	1,330	1,337
Intangible amortization	1,364	1,131
Other professional fees and services	1,106	1,620
FDIC insurance	1,589	1,379
Loss on sale or write-down of assets	567	215
Litigation and operational losses	857	793
Merger and acquisition related	117	109
Other operating	9,549	9,140
Total noninterest expense	75,595	71,250
Income Before Income Taxes	47,233	41,038
Income tax provision	9,685	8,342
Net Income	$37,548	$32,696

Average Shares Outstanding	102,117,835	101,566,089
Average Shares Outstanding Assuming Dilution	102,394,488	101,859,825
Per Share Data: Basic Earnings per Share	$0.37	$0.32
Diluted Earnings per Share	$0.37	$0.32
Cash Dividends Declared per Common Share	$0.135	$0.130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
	(dollars in thousands)
Net Income	$37,548	$32,696
Other comprehensive (loss) income, before tax benefit (expense):
Unrealized holding (losses) gains on securities arising during the period	(5,245)	17,093
Reclassification adjustment for gains on securities included in net income	(229)	5,142
Unrealized holding gains on derivatives arising during the period	1,167	4,777
Total other comprehensive (loss) income, before tax benefit (expense)	(4,307)	27,012
Income tax benefit (expense) related to items of other comprehensive (loss) income	904	(5,672)
Total other comprehensive (loss) income	(3,403)	21,340
Comprehensive Income	$34,145	$54,036

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2025	102,840,771	$126,600	$675,745	$1,067,895	$(64,600)	$(251,264)	$1,554,376
Net income				37,548			37,548
Other comprehensive loss					(3,403)		(3,403)
Cash dividends declared ($0.135 per share)				(13,849)			(13,849)
Treasury stock acquired	(1,404,269)					(24,813)	(24,813)
Treasury stock reissued	198,300		264	—		2,084	2,348
Restricted stock	44,819	—	343	—		147	490
Balance at March 31, 2026	101,679,621	$126,600	$676,352	$1,091,594	$(68,003)	$(273,846)	$1,552,697

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2024	101,758,450	$123,603	$631,367	$971,082	$(102,514)	$(218,373)	$1,405,165
Net income				32,696			32,696
Other comprehensive income					21,340		21,340
Cash dividends declared ($0.130 per share)				(13,238)			(13,238)
Treasury stock acquired	(109,192)					(1,807)	(1,807)
Treasury stock reissued	155,946		802	—		1,537	2,339
Restricted stock	122,015	—	788	—		(232)	556
Balance at March 31, 2025	101,927,219	$123,603	$632,957	$990,540	$(81,174)	$(218,875)	$1,447,051

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Operating Activities	(dollars in thousands)
Net income	$37,548	$32,696
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,733	5,736
Deferred tax expense	3,734	1,753
Depreciation and amortization	2,066	2,153
Net gains on securities and other assets	(4,367)	(2,379)
Net (accretion) amortization of premiums and discounts on securities	(19)	43
Income from increase in cash surrender value of bank owned life insurance	(1,796)	(1,502)
Decrease (increase) in interest receivable	157	(1,023)
Mortgage loans originated for sale	(68,543)	(51,227)
Proceeds from sale of mortgage loans	83,899	63,307
(Decrease) increase in interest payable	(694)	172
Increase in income taxes payable	5,751	6,354
Other, net	18,357	(197)
Net cash provided by operating activities	86,826	55,886
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	21,528	14,333
Purchases	(79,505)	(127,860)
Transactions with securities available for sale:
Proceeds from sales	—	48,519
Proceeds from maturities and redemptions	78,422	48,846
Purchases	(111,741)	(86,412)
Proceeds from sale of equity securities	—	5,146
Purchases of FHLB stock	(4,826)	(11,643)
Proceeds from the redemption of FHLB stock	14,175	10,014
Proceeds from bank owned life insurance	33	289
Proceeds from sale of loans	226,987	17,331
Proceeds from sale of other assets	2,988	1,134
Net decrease (increase) in loans and leases	67,106	(128,232)
Purchases of premises and equipment and other assets	(4,362)	(5,026)
Net cash provided by (used in) investing activities	210,805	(213,561)
Financing Activities
Net decrease in other short-term borrowings	(125,108)	(2,624)
Net increase in deposits	158,941	183,639
Repayments of other long-term debt	(129,554)	(197)
Long-term debt prepayment penalty	(511)	—
Repayments of capital lease obligation	(159)	(149)
Dividends paid	(13,849)	(13,238)
Purchase of treasury stock	(24,813)	(1,807)
Net cash (used in) provided by financing activities	(135,053)	165,624
Net increase in cash and cash equivalents	162,578	7,949
Cash and cash equivalents at January 1	180,362	133,409
Cash and cash equivalents at March 31	$342,940	$141,358
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
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year of 2026. These interim financial statements should be read in conjunction with First Commonwealth’s 2025 Annual Report on Form 10-K.
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
Total costs related to the acquisition equaled $4.5 million, of which $0.1 million was recognized in both the three months ended March 31, 2026 and 2025. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Consolidated Statements of Income.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 Supplemental Comprehensive Income Disclosures
The following table identifies the related tax effects allocated to each component of other comprehensive income (“OCI”) in the unaudited Consolidated Statements of Comprehensive Income. Reclassification adjustments related to securities available for sale are included in the "Net securities (losses) gains" line in the unaudited Consolidated Statements of Income.

	For the Three Months Ended March 31,
	2026			2025
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(5,245)	$1,107	$(4,138)	$17,093	$(3,589)	$13,504
Reclassification adjustment for (gains) losses on securities included in net income	(229)	48	(181)	5,142	(1,080)	4,062
Total unrealized (losses) gains on securities	(5,474)	1,155	(4,319)	22,235	(4,669)	17,566
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	1,167	(251)	916	4,777	(1,003)	3,774
Total unrealized gains on derivatives	1,167	(251)	916	4,777	(1,003)	3,774
Total other comprehensive (loss) income	$(4,307)	$904	$(3,403)	$27,012	$(5,672)	$21,340

The following table details the change in components of OCI for the three months ended March 31:

	2026				2025
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(64,381)	$381	$(600)	$(64,600)	$(94,403)	$339	$(8,450)	$(102,514)
Other comprehensive (loss) income before reclassification adjustment	(4,138)	—	916	(3,222)	13,504	—	3,774	17,278
Amounts reclassified from accumulated other comprehensive (loss) income	(181)	—	—	(181)	4,062	—	—	4,062
Net other comprehensive (loss) income during the period	(4,319)	—	916	(3,403)	17,566	—	3,774	21,340
Balance at March 31	$(68,700)	$381	$316	$(68,003)	$(76,837)	$339	$(4,676)	$(81,174)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the three months ended March 31:

	2026	2025
	(dollars in thousands)
Cash paid during the period for:
Interest	$48,907	$51,385
Income taxes	28	36
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	1,685	1,256
Loans transferred from held to maturity to held for sale	6,933	17,859
Loans transferred from held for sale to held to maturity	25,170	(1,584)
Gross (decrease) increase in market value adjustment to securities available for sale	(5,474)	22,235
Gross increase in market value adjustment to derivatives	1,167	4,777
Noncash treasury stock reissuance	2,348	2,339
Proceeds from death benefit on bank owned life insurance not received	—	483
Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2026	2025
Weighted average common shares issued	126,599,991	123,603,380
Average treasury stock shares	(24,240,949)	(21,746,089)
Average deferred compensation shares	(56,707)	(56,543)
Average unearned non-vested shares	(184,500)	(234,659)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	102,117,835	101,566,089
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	219,909	237,155
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	56,744	56,581
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	102,394,488	101,859,825
Per Share Data:
Basic Earnings per Share	$0.37	$0.32
Diluted Earnings per Share	$0.37	$0.32
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the three months ended March 31, because to do so would have been antidilutive.

	2026			2025
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	81,914	$16.31	$18.62	94,016	$14.36	$18.62
Restricted Stock Units	—	$—	$—	39,950	$18.14	$18.14

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
The following table identifies the notional amount of those instruments at the date shown below:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,389,860	$2,425,873
Financial standby letters of credit	14,227	14,371
Performance standby letters of credit	15,058	16,620
Commercial letters of credit	569	569

The notional amounts outstanding as of March 31, 2026 include amounts issued in 2026 of $0.5 million in performance standby letters of credit. There were no financial standby letters of credit or commercial letters of credit issued in 2026. A liability of $0.3 million has been recorded as of both March 31, 2026 and December 31, 2025, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $7.3 million and $8.2 million as of March 31, 2026 and December 31, 2025, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans as well as estimated utilization for each loan category.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of March 31, 2026, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	March 31, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,543	$20	$(152)	$2,411	$2,638	$23	$(165)	$2,496
Mortgage-Backed Securities – Commercial	709,359	1,647	(45,665)	665,341	701,572	3,788	(43,671)	661,689
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	367,198	679	(42,712)	325,165	336,493	1,087	(42,057)	295,523
Other Government-Sponsored Enterprises	1,000	—	(9)	991	1,000	—	(16)	984
Obligations of States and Political Subdivisions	7,560	—	(623)	6,937	7,560	1	(590)	6,971
Corporate Securities	42,250	534	(1,230)	41,554	46,969	782	(1,220)	46,531
Total Debt Securities Available for Sale	$1,129,910	$2,880	$(90,391)	$1,042,399	$1,096,232	$5,681	$(87,719)	$1,014,194
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2026, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$1,000	$991
Due after 1 but within 5 years	30,298	29,805
Due after 5 but within 10 years	19,512	18,686
Due after 10 years	—	—
	50,810	49,482
Mortgage-Backed Securities (a)	1,079,100	992,917
Total Debt Securities	$1,129,910	$1,042,399
(a)  Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $711.9 million and a fair value of $667.8 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $367.2 million and a fair value of $325.2 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, calls and maturities related to securities held to maturity and securities available for sale were as follows for the three months ended March 31:

	2026	2025
	(dollars in thousands)
Proceeds from sales	$—	$48,519
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	—	(5,142)
	—	(5,142)
Maturities
Gross gains	229	—
Gross losses	—	—
	229	—
Net gains (losses)	$229	$(5,142)
For the three months ended March 31, 2026, gains from maturities in the above table are related to the call of one corporate security.
For the three months ended March 31, 2025, proceeds from sales included in the above table are a result of management selling $53.7 million in available for sale investment securities yielding 2.61% and reinvesting the proceeds into securities yielding 5.41%.
Securities available for sale with an estimated fair value of $598.4 million and $624.0 million were pledged as of March 31, 2026 and December 31, 2025, respectively, to secure public deposits and for other purposes required or permitted by law.
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
Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	March 31, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$1,324	$—	$(149)	$1,175	$1,379	$—	$(144)	$1,235
Mortgage-Backed Securities- Commercial	155,846	311	(12,938)	143,219	163,625	606	(12,320)	151,911
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	373,294	161	(33,955)	339,500	307,676	485	(33,395)	274,766
Other Government-Sponsored Enterprises	23,283	—	(2,807)	20,476	23,199	—	(2,735)	20,464
Obligations of States and Political Subdivisions	22,739	—	(1,314)	21,425	22,743	—	(1,250)	21,493
Debt Securities Issued by Foreign Governments	800	—	(3)	797	800	—	(4)	796
Total Securities Held to Maturity	$577,286	$472	$(51,166)	$526,592	$519,422	$1,091	$(49,848)	$470,665
The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$2,005	$1,996
Due after 1 but within 5 years	17,735	16,883
Due after 5 but within 10 years	26,518	23,365
Due after 10 years	564	454
	46,822	42,698
Mortgage-Backed Securities (a)	530,464	483,894
Total Debt Securities	$577,286	$526,592
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $157.2 million and a fair value of $144.4 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $373.3 million and a fair value of $339.5 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $383.9 million and $349.2 million were pledged as of March 31, 2026 and December 31, 2025, respectively, to secure public deposits and for other purposes required or permitted by law.
Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2026 and December 31, 2025, our FHLB stock totaled $23.2 million and $32.6 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three months ended March 31, 2026.
At March 31, 2026 and December 31, 2025, "Other investments" also includes $5.7 million in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the three-months ended March 31, 2026 and 2025, there were no gains or losses recognized through earnings on these equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of any decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, the impact of interest rate changes and other relevant information.
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
The following table presents the gross unrealized losses and estimated fair values at March 31, 2026, for available for sale securities for which an allowance for credit losses has not been recorded and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$—	$—	$2,720	$(301)	$2,720	$(301)
Mortgage-Backed Securities – Commercial	227,955	(1,751)	244,929	(56,852)	472,884	(58,603)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	75,998	(896)	425,533	(75,771)	501,531	(76,667)
Other Government-Sponsored Enterprises	—	—	21,467	(2,816)	21,467	(2,816)
Obligations of States and Political Subdivisions	2,738	(11)	24,624	(1,926)	27,362	(1,937)
Debt Securities Issued by Foreign Governments	—	—	597	(3)	597	(3)
Corporate Securities	—	—	22,590	(1,230)	22,590	(1,230)
Total Securities	$306,691	$(2,658)	$742,460	$(138,899)	$1,049,151	$(141,557)

At March 31, 2026, fixed income securities issued by the U.S. Government and U.S. Government-sponsored enterprises comprised 95% of the estimated fair value for the total portfolio and 98% of total unrealized losses. All unrealized losses are the

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

result of changes in market interest rates. At March 31, 2026, there are 231 debt securities in the portfolio, with 154 debt securities in an unrealized loss position.
The following table presents the gross unrealized losses and estimated fair values at December 31, 2025 by investment category and the time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$—	$—	$2,789	$(309)	$2,789	$(309)
Mortgage-Backed Securities - Commercial	77,195	(509)	270,142	(55,482)	347,337	(55,991)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	19,924	(95)	438,740	(75,357)	458,664	(75,452)
Other Government-Sponsored Enterprises	—	—	21,448	(2,751)	21,448	(2,751)
Obligation of States and Political Subdivisions	—	—	26,563	(1,840)	26,563	(1,840)
Debt Securities Issued by Foreign Governments	—	—	596	(4)	596	(4)
Corporate Securities	5,492	(3)	22,845	(1,217)	28,337	(1,220)
Total Securities	$102,611	$(607)	$783,123	$(136,960)	$885,734	$(137,567)
As of March 31, 2026, our corporate securities had an amortized cost and an estimated fair value of $42.3 million and $41.6 million, respectively. As of December 31, 2025, our corporate securities had an amortized cost and estimated fair value of $47.0 million and $46.5 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were five corporate securities out of a total of 11 that were in an unrealized loss position at March 31, 2026 and seven corporate securities out of a total of 12 that were in an unrealized loss position at December 31, 2025. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the three months ended March 31, 2026 and 2025.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Consolidated Statements of Financial Condition net of deferred fees and costs, and discounts related to purchased loans. Net deferred fees were $22.7 million and $21.2 million as of March 31, 2026 and December 31, 2025, respectively, and discounts on purchased loans from acquisitions were $19.1 million and $20.2 million as of March 31, 2026 and December 31, 2025, respectively. The following table provides outstanding balances related to each of our loan types:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,061,894	$2,044,989
Time and demand	1,196,447	1,226,054
Commercial credit cards	11,919	11,408
Equipment finance	746,723	693,265
Time and demand other	106,805	114,262
Real estate construction	436,237	462,786
Construction other	404,394	415,536
Construction residential	31,843	47,250
Residential real estate	2,351,601	2,360,285
Residential first lien	1,613,180	1,631,019
Residential junior lien/home equity	738,421	729,266
Commercial real estate	3,148,767	3,182,109
Multifamily	606,179	594,790
Non-owner occupied	1,776,985	1,834,016
Owner occupied	765,603	753,303
Loans to individuals	1,435,326	1,457,870
Automobile and recreational vehicles	1,367,360	1,387,195
Consumer credit cards	8,886	9,496
Consumer other	59,080	61,179
Total loans and leases	$9,433,825	$9,508,039
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
Owner Occupied - Consists of loans secured by commercial real estate owner occupied properties. The risk and loss characteristics of this category were considered different than other real estate categories because it is owner occupied and would impact the ability to conduct business. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and economic conditions as measured by GDP.
Loans to individuals
Automobile and Recreational Vehicles - Consists of both direct and indirect loans with automobiles and recreational vehicles held as collateral. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of automobile retention value and business bankruptcies, which are better correlated with defaults in this category at this point in the economic cycle.
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
Calculation of the Allowance for Credit Losses
The allowance for credit losses is calculated by pooling loans with similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default, and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 4.51%, and during the one-year forecast period it was projected to average 5.12%, with a peak of 5.37%.
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
The following tables represent our credit risk profile by creditworthiness category. In the table for the year ended December 31, 2025, the balance of the doubtful category had been fully provided for in the allowance for credit losses and was subsequently charged-off in the first quarter of 2026

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2026
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,943,697	$60,393	$57,804	$—	$—	$118,197	$2,061,894
Time and demand	1,087,361	56,921	52,165	—	—	109,086	1,196,447
Commercial credit cards	11,919	—	—	—	—	—	11,919
Equipment finance	737,612	3,472	5,639	—	—	9,111	746,723
Time and demand other	106,805	—	—	—	—	—	106,805
Real estate construction	435,665	445	127	—	—	572	436,237
Construction other	403,822	445	127	—	—	572	404,394
Construction residential	31,843	—	—	—	—	—	31,843
Residential real estate	2,333,016	5,197	13,388	—	—	18,585	2,351,601
Residential first lien	1,599,297	5,197	8,686	—	—	13,883	1,613,180
Residential junior lien/home equity	733,719	—	4,702	—	—	4,702	738,421
Commercial real estate	3,001,503	81,696	65,568	—	—	147,264	3,148,767
Multifamily	586,725	7,369	12,085	—	—	19,454	606,179
Non-owner occupied	1,697,902	52,196	26,887	—	—	79,083	1,776,985
Owner occupied	716,876	22,131	26,596	—	—	48,727	765,603
Loans to individuals	1,435,316	—	10	—	—	10	1,435,326
Automobile and recreational vehicles	1,367,352	—	8	—	—	8	1,367,360
Consumer credit cards	8,886	—	—	—	—	—	8,886
Consumer other	59,078	—	2	—	—	2	59,080
Total loans and leases	$9,149,197	$147,731	$136,897	$—	$—	$284,628	$9,433,825

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2025
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,924,977	$53,739	$65,381	$892	$—	$120,012	$2,044,989
Time and demand	1,112,673	49,765	62,724	892	—	113,381	1,226,054
Commercial credit cards	11,408	—	—	—	—	—	11,408
Equipment finance	686,636	3,972	2,657	—	—	6,629	693,265
Time and demand other	114,260	2	—	—	—	2	114,262
Real estate construction	460,716	463	1,607	—	—	2,070	462,786
Construction other	413,466	463	1,607	—	—	2,070	415,536
Construction residential	47,250	—	—	—	—	—	47,250
Residential real estate	2,342,701	4,402	13,182	—	—	17,584	2,360,285
Residential first lien	1,618,090	4,402	8,527	—	—	12,929	1,631,019
Residential junior lien/home equity	724,611	—	4,655	—	—	4,655	729,266
Commercial real estate	3,054,645	69,182	58,282	—	—	127,464	3,182,109
Multifamily	575,330	7,718	11,742	—	—	19,460	594,790
Non-owner occupied	1,777,941	40,928	15,147	—	—	56,075	1,834,016
Owner occupied	701,374	20,536	31,393	—	—	51,929	753,303
Loans to individuals	1,457,836	—	34	—	—	34	1,457,870
Automobile and recreational vehicles	1,387,163	—	32	—	—	32	1,387,195
Consumer credit cards	9,496	—	—	—	—	—	9,496
Consumer other	61,177	—	2	—	—	2	61,179
Total loans and leases	$9,240,875	$127,786	$138,486	$892	$—	$267,164	$9,508,039
The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year:

	March 31, 2026
	Term Loans						Revolving Loans
	2026	2025	2024	2023	2022	Prior		Total
	(dollars in thousands)
Time and demand	$33,714	$130,362	$136,951	$89,409	$80,072	$134,041	$591,898	$1,196,447
Pass	33,714	124,053	120,407	83,647	72,826	114,254	538,460	1,087,361
OAEM	—	1,602	12,343	3,046	2,591	9,944	27,395	56,921
Substandard	—	4,707	4,201	2,716	4,655	9,843	26,043	52,165
Gross charge-offs	—	—	(300)	—	(477)	(70)	(1,070)	(1,917)
Gross recoveries	—	—	—	—	26	92	12	130
Commercial credit cards	—	—	—	—	—	—	11,919	11,919
Pass	—	—	—	—	—	—	11,919	11,919
Gross charge-offs	—	—	—	—	—	—	(141)	(141)
Gross recoveries	—	—	—	—	—	—	1	1
Equipment finance	101,256	368,817	177,471	78,861	20,318	—	—	746,723
Pass	101,256	365,530	174,674	76,857	19,295	—	—	737,612
OAEM	—	1,635	808	616	413	—	—	3,472
Substandard	—	1,652	1,989	1,388	610	—	—	5,639
Gross charge-offs	—	(135)	(714)	(339)	(189)	—	—	(1,377)
Gross recoveries	—	—	125	8	82	—	—	215

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2026
	Term Loans						Revolving Loans
	2026	2025	2024	2023	2022	Prior		Total
	(dollars in thousands)
Time and demand other	2,969	8,481	10,685	14,234	4,010	63,479	2,947	106,805
Pass	2,969	8,481	10,685	14,234	4,010	63,479	2,947	106,805
Gross charge-offs	—	—	—	—	—	—	(579)	(579)
Gross recoveries	—	—	—	—	—	—	60	60
Construction other	6,797	162,792	91,584	103,381	590	36,816	2,434	404,394
Pass	6,797	162,792	91,584	103,108	418	36,689	2,434	403,822
OAEM	—	—	—	273	172	—	—	445
Substandard	—	—	—	—	—	127	—	127
Gross charge-offs	—	—	—	—	—	(326)	—	(326)
Gross recoveries	—	—	—	—	—	—	—	—
Construction residential	1,347	17,796	4,682	3,074	2,501	953	1,490	31,843
Pass	1,347	17,796	4,682	3,074	2,501	953	1,490	31,843
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Residential first lien	17,392	88,254	54,880	134,010	336,381	979,764	2,499	1,613,180
Pass	17,367	88,245	54,057	131,222	331,581	974,388	2,437	1,599,297
OAEM	—	—	590	—	3,475	1,070	62	5,197
Substandard	25	9	233	2,788	1,325	4,306	—	8,686
Gross charge-offs	—	—	—	(17)	(31)	(58)	—	(106)
Gross recoveries	—	—	—	—	—	16	—	16
Residential junior lien/home equity	10,811	50,208	16,621	42,346	44,752	34,629	539,054	738,421
Pass	10,811	50,208	16,621	42,338	44,664	34,437	534,640	733,719
Substandard	—	—	—	8	88	192	4,414	4,702
Gross charge-offs	—	—	—	—	—	—	(39)	(39)
Gross recoveries	—	—	—	—	—	4	6	10
Multifamily	15,120	32,796	34,557	123,753	168,149	230,165	1,639	606,179
Pass	15,120	32,796	34,557	123,753	154,522	224,338	1,639	586,725
OAEM	—	—	—	—	1,552	5,817	—	7,369
Substandard	—	—	—	—	12,075	10	—	12,085
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Non-owner occupied	16,880	181,473	105,578	210,838	374,387	874,866	12,963	1,776,985
Pass	16,880	181,473	105,379	210,838	354,964	815,471	12,897	1,697,902
OAEM	—	—	199	—	18,294	33,703	—	52,196
Substandard	—	—	—	—	1,129	25,692	66	26,887
Gross charge-offs	—	—	—	—	—	(2,016)	—	(2,016)
Gross recoveries	—	—	—	—	—	6	—	6
Owner occupied	29,179	122,818	78,693	100,510	128,596	293,172	12,635	765,603
Pass	29,179	122,529	65,769	95,540	120,060	272,705	11,094	716,876
OAEM	—	—	5,966	3,339	3,774	7,594	1,458	22,131
Substandard	—	289	6,958	1,631	4,762	12,873	83	26,596
Gross charge-offs	—	—	—	—	(35)	—	(257)	(292)
Gross recoveries	—	—	—	—	—	34	—	34
Automobile and recreational vehicles	112,973	503,760	260,962	195,189	178,885	115,591	—	1,367,360
Pass	112,973	503,760	260,962	195,189	178,885	115,583	—	1,367,352
Substandard	—	—	—	—	—	8	—	8
Gross charge-offs	—	(344)	(671)	(488)	(424)	(218)	—	(2,145)
Gross recoveries	—	88	87	239	148	151	—	713

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2026
	Term Loans						Revolving Loans
	2026	2025	2024	2023	2022	Prior		Total
	(dollars in thousands)
Consumer credit cards	—	—	—	—	—	—	8,886	8,886
Pass	—	—	—	—	—	—	8,886	8,886
Gross charge-offs	—	—	—	—	—	—	(110)	(110)
Gross recoveries	—	—	—	—	—	—	21	21
Consumer other	1,659	5,904	4,239	1,984	853	9,583	34,858	59,080
Pass	1,659	5,904	4,239	1,984	853	9,583	34,856	59,078
Substandard	—	—	—	—	—	—	2	2
Gross charge-offs	—	(50)	(52)	(3)	(12)	(14)	(258)	(389)
Gross recoveries	—	—	2	3	7	21	37	70
Total loans and leases	$350,097	$1,673,461	$976,903	$1,097,589	$1,339,494	$2,773,059	$1,223,222	$9,433,825
Total charge-offs	$—	$(529)	$(1,737)	$(847)	$(1,168)	$(2,702)	$(2,454)	$(9,437)
Total recoveries	$—	$88	$214	$250	$263	$324	$137	$1,276

	December 31, 2025
	Term Loans						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
	(dollars in thousands)
Time and demand	$144,802	$143,570	$95,587	$90,711	$66,053	$94,425	$590,906	$1,226,054
Pass	138,416	129,314	90,204	82,891	55,709	84,813	531,326	1,112,673
OAEM	1,615	10,115	2,639	2,655	1,888	1,888	28,965	49,765
Substandard	4,771	4,141	2,744	5,165	8,456	7,724	29,723	62,724
Doubtful	—	—	—	—	—	—	892	892
Gross charge-offs	(305)	(283)	(400)	(2,897)	(389)	(2,368)	(9,540)	(16,182)
Gross recoveries	—	—	—	402	26	862	2,933	4,223
Commercial credit cards	—	—	—	—	—	—	11,408	11,408
Pass	—	—	—	—	—	—	11,408	11,408
Gross charge-offs	—	—	—	—	—	—	(302)	(302)
Gross recoveries	—	—	—	—	—	—	35	35
Equipment finance	385,806	195,713	87,528	24,218	—	—	—	693,265
Pass	385,724	192,228	85,679	23,005	—	—	—	686,636
OAEM	82	2,588	740	562	—	—	—	3,972
Substandard	—	897	1,109	651	—	—	—	2,657
Gross charge-offs	(89)	(673)	(418)	(1,108)	—	—	—	(2,288)
Gross recoveries	—	7	165	454	—	—	—	626
Time and demand other	9,347	10,927	12,347	4,079	15,114	50,358	12,090	114,262
Pass	9,347	10,927	12,347	4,079	15,114	50,358	12,088	114,260
OAEM	—	—	—	—	—	—	2	2
Gross charge-offs	—	—	—	—	—	—	(1,480)	(1,480)
Gross recoveries	—	—	—	—	—	1	233	234
Construction other	149,758	78,078	115,404	32,501	28,324	8,905	2,566	415,536
Pass	149,758	78,078	115,115	32,327	26,849	8,773	2,566	413,466
OAEM	—	—	289	174	—	—	—	463
Substandard	—	—	—	—	1,475	132	—	1,607
Gross charge-offs	(10)	—	(359)	(355)	—	—	(8)	(732)
Gross recoveries	—	—	—	—	—	—	—	—

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2025
	Term Loans						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
	(dollars in thousands)
Construction residential	18,358	6,101	16,798	3,449	1,055	—	1,489	47,250
Pass	18,358	6,101	16,798	3,449	1,055	—	1,489	47,250
Gross charge-offs	—	—	—	—	(562)	—	—	(562)
Gross recoveries	—	—	—	—	—	—	—	—
Residential first lien	86,293	55,820	136,773	343,907	438,644	567,149	2,433	1,631,019
Pass	86,284	55,582	134,414	339,023	436,767	563,651	2,369	1,618,090
OAEM	—	—	—	3,474	169	695	64	4,402
Substandard	9	238	2,359	1,410	1,708	2,803	—	8,527
Gross charge-offs	—	(4)	(330)	(17)	(105)	(45)	—	(501)
Gross recoveries	—	—	—	—	—	66	—	66
Residential junior lien/home equity	51,282	17,507	44,622	47,598	31,875	4,869	531,513	729,266
Pass	51,282	17,507	44,611	47,523	31,875	4,678	527,135	724,611
Substandard	—	—	11	75	—	191	4,378	4,655
Gross charge-offs	—	—	—	—	—	—	(244)	(244)
Gross recoveries	—	—	—	—	—	13	155	168
Multifamily	32,759	33,307	70,651	196,678	110,591	148,908	1,896	594,790
Pass	32,759	33,307	70,651	183,418	105,594	148,005	1,596	575,330
OAEM	—	—	—	1,563	4,997	858	300	7,718
Substandard	—	—	—	11,697	—	45	—	11,742
Gross charge-offs	—	—	—	(169)	(92)	(505)	—	(766)
Gross recoveries	—	—	—	—	—	—	—	—
Non-owner occupied	194,436	109,688	212,880	384,761	186,461	732,319	13,471	1,834,016
Pass	194,436	109,688	212,880	374,468	179,869	693,195	13,405	1,777,941
OAEM	—	—	—	9,201	6,592	25,135	—	40,928
Substandard	—	—	—	1,092	—	13,989	66	15,147
Gross charge-offs	—	(2)	(93)	(1,284)	(239)	(3,145)	(7)	(4,770)
Gross recoveries	—	—	—	—	—	148	—	148
Owner occupied	124,044	79,594	102,865	130,905	108,227	193,605	14,063	753,303
Pass	123,755	66,642	97,396	119,327	104,482	177,382	12,390	701,374
OAEM	—	5,994	3,352	3,080	2,606	4,172	1,332	20,536
Substandard	289	6,958	2,117	8,498	1,139	12,051	341	31,393
Gross charge-offs	(98)	(131)	(140)	(1,175)	(63)	(42)	(3)	(1,652)
Gross recoveries	—	—	—	—	—	69	—	69
Automobile and recreational vehicles	545,133	287,068	217,215	204,073	87,300	46,406	—	1,387,195
Pass	545,133	287,057	217,215	204,061	87,300	46,397	—	1,387,163
Substandard	—	11	—	12	—	9	—	32
Gross charge-offs	(229)	(1,401)	(2,037)	(2,079)	(879)	(400)	—	(7,025)
Gross recoveries	25	409	643	1,047	477	391	—	2,992
Consumer credit cards	—	—	—	—	—	—	9,496	9,496
Pass	—	—	—	—	—	—	9,496	9,496
Gross charge-offs	—	—	—	—	—	—	(346)	(346)
Gross recoveries	—	—	—	—	—	—	79	79
Consumer other	6,592	4,881	2,331	1,074	7,711	2,308	36,282	61,179
Pass	6,592	4,881	2,331	1,074	7,711	2,308	36,280	61,177
Substandard	—	—	—	—	—	—	2	2
Gross charge-offs	(17)	(91)	(151)	(74)	(135)	(1)	(1,047)	(1,516)
Gross recoveries	6	1	22	14	38	34	236	351
Total loans and leases	$1,748,610	$1,022,254	$1,115,001	$1,463,954	$1,081,355	$1,849,252	$1,227,613	$9,508,039

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2025
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
Total net charge-offs for the three months ended March 31, 2026 and 2025 were $8.2 million and $3.1 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of March 31, 2026 and December 31, 2025. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	March 31, 2026
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$8,550	$10,830	$100	$45,160	$64,640	$1,997,254	$2,061,894
Time and demand	5,762	9,046	—	43,190	57,998	1,138,449	1,196,447
Commercial credit cards	83	30	—	—	113	11,806	11,919
Equipment finance	2,702	1,754	—	1,970	6,426	740,297	746,723
Time and demand other	3	—	100	—	103	106,702	106,805
Real estate construction	4,110	—	—	—	4,110	432,127	436,237
Construction other	4,110	—	—	—	4,110	400,284	404,394
Construction residential	—	—	—	—	—	31,843	31,843
Residential real estate	5,884	6,908	855	13,231	26,878	2,324,723	2,351,601
Residential first lien	3,491	6,329	354	8,530	18,704	1,594,476	1,613,180
Residential junior lien/home equity	2,393	579	501	4,701	8,174	730,247	738,421
Commercial real estate	3,589	542	1,406	32,764	38,301	3,110,466	3,148,767
Multifamily	—	—	—	11,709	11,709	594,470	606,179
Non-owner occupied	2,535	42	1,406	9,288	13,271	1,763,714	1,776,985
Owner occupied	1,054	500	—	11,767	13,321	752,282	765,603
Loans to individuals	4,285	1,178	566	9	6,038	1,429,288	1,435,326
Automobile and recreational vehicles	4,051	956	30	7	5,044	1,362,316	1,367,360
Consumer credit cards	42	63	—	—	105	8,781	8,886
Consumer other	192	159	536	2	889	58,191	59,080
Total loans and leases	$26,418	$19,458	$2,927	$91,164	$139,967	$9,293,858	$9,433,825

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2025
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$5,127	$595	$217	$46,618	$52,557	$1,992,432	$2,044,989
Time and demand	2,666	125	107	45,288	48,186	1,177,868	1,226,054
Commercial credit cards	75	32	—	—	107	11,301	11,408
Equipment finance	2,382	438	110	1,330	4,260	689,005	693,265
Time and demand other	4	—	—	—	4	114,258	114,262
Real estate construction	—	—	—	1,475	1,475	461,311	462,786
Construction other	—	—	—	1,475	1,475	414,061	415,536
Construction residential	—	—	—	—	—	47,250	47,250
Residential real estate	8,197	1,870	581	13,019	23,667	2,336,618	2,360,285
Residential first lien	5,054	1,456	317	8,364	15,191	1,615,828	1,631,019
Residential junior lien/home equity	3,143	414	264	4,655	8,476	720,790	729,266
Commercial real estate	1,975	10,070	—	30,612	42,657	3,139,452	3,182,109
Multifamily	417	—	—	10	427	594,363	594,790
Non-owner occupied	534	10,070	—	14,156	24,760	1,809,256	1,834,016
Owner occupied	1,024	—	—	16,446	17,470	735,833	753,303
Loans to individuals	6,733	1,225	490	32	8,480	1,449,390	1,457,870
Automobile and recreational vehicles	6,262	1,022	168	30	7,482	1,379,713	1,387,195
Consumer credit cards	50	35	—	—	85	9,411	9,496
Consumer other	421	168	322	2	913	60,266	61,179
Total loans and leases	$22,032	$13,760	$1,288	$91,756	$128,836	$9,379,203	$9,508,039
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
Nonaccrual loans in the above tables include loans with government guarantees of $28.1 million at March 31, 2026 and $31.5 million at December 31, 2025.
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
At March 31, 2026, there was $1.1 million in nonperforming loans held for sale. At December 31, 2025, there were no nonperforming loans held for sale. During both the three months ended March 31, 2026 and 2025, there were no gains recognized on the sale of nonperforming loans.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of March 31, 2026 and December 31, 2025. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2026			December 31, 2025
	Recorded investment	Unpaid principal balance	Related specific allowance	Recorded investment	Unpaid principal balance	Related specific allowance
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$23,870	$41,559		$22,422	$31,583
Time and demand	21,900	39,589		21,092	30,253
Equipment finance	1,970	1,970		1,330	1,330
Time and demand other	—	—		—	—
Real estate construction	—	—		1,475	1,475
Construction other	—	—		1,475	1,475
Construction residential	—	—		—	—
Residential real estate	10,745	12,219		11,874	13,678
Residential first lien	7,190	8,055		7,219	8,148
Residential junior lien/home equity	3,555	4,164		4,655	5,530
Commercial real estate	16,684	22,609		17,853	23,807
Multifamily	10	12		10	12
Non-owner occupied	9,288	13,401		8,799	12,879
Owner occupied	7,386	9,196		9,044	10,916
Loans to individuals	9	32		32	78
Automobile and recreational vehicles	7	16		30	62
Consumer other	2	16		2	16
Subtotal	51,308	76,419		53,656	70,621
With a specific allowance recorded:
Commercial, financial, agricultural and other	21,290	23,057	$11,229	24,196	34,249	$6,959
Time and demand	21,290	23,057	11,229	24,196	34,249	6,959
Equipment finance	—	—	—	—	—	—
Time and demand other	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Construction other	—	—	—	—	—	—
Construction residential	—	—	—	—	—	—
Residential real estate	2,486	2,782	209	1,145	1,160	162
Residential first lien	1,340	1,358	203	1,145	1,160	162
Residential junior lien/home equity	1,146	1,424	6	—	—	—
Commercial real estate	16,080	16,140	2,546	12,759	12,871	2,715
Multifamily	11,699	11,700	2,160	—	—	—
Non-owner occupied	—	—	—	5,357	5,357	2,280
Owner occupied	4,381	4,440	386	7,402	7,514	435
Loans to individuals	—	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Subtotal	39,856	41,979	13,984	38,100	48,280	9,836
Total	$91,164	$118,398	$13,984	$91,756	$118,901	$9,836

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31,
	2026		2025
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$29,643	$12	$8,684	$78
Time and demand	27,755	12	7,932	78
Equipment finance	1,888	—	752	—
Time and demand other	—	—	—	—
Real estate construction	983	—	1,851	106
Construction other	983	—	1,851	106
Construction residential	—	—	—	—
Residential real estate	11,025	27	10,122	19
Residential first lien	7,504	27	7,245	19
Residential junior lien/home equity	3,521	—	2,877	—
Commercial real estate	22,570	8	16,849	184
Multifamily	10	—	20	—
Non-owner occupied	12,266	—	13,887	184
Owner occupied	10,294	8	2,942	—
Loans to individuals	27	—	269	—
Automobile and recreational vehicles	16	—	198	—
Consumer other	11	—	71	—
Subtotal	64,248	47	37,775	387
With a specific allowance recorded:
Commercial, financial, agricultural and other	15,685	—	7,190	—
Time and demand	15,685	—	7,103	—
Equipment finance	—	—	87	—
Time and demand other	—	—	—	—
Real estate construction	—	—	—	—
Construction other	—	—	—	—
Construction residential	—	—	—	—
Residential real estate	2,332	—	2,354	—
Residential first lien	1,186	—	756	—
Residential junior lien/home equity	1,146	—	1,598	—
Commercial real estate	8,281	—	10,530	—
Multifamily	3,900	—	—	—
Non-owner occupied	—	—	4,274	—
Owner occupied	4,381	—	6,256	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	26,298	—	20,074	—
Total	$90,546	$47	$57,849	$387
Unfunded commitments related to nonperforming loans were $3.8 million and $0.2 million at March 31, 2026 and December 31, 2025, respectively. After consideration of the requirements to draw and available collateral related to these

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitments, it was determined that no reserve was required for these commitments at March 31, 2026 and December 31, 2025.
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
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty:

	For the Three Months Ended March 31, 2026
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Rate Reduction and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial real estate	$—	$—	$—	$—	$12,840	$—	$12,840	0.41
Non-owner occupied	—	—	—	—	12,840	—	12,840	0.72
Total	$—	$—	$—	$—	$12,840	$—	$12,840	0.14%

	For the Three Months Ended March 31, 2025
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Rate Reduction and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Residential real estate	$—	$—	$—	$581	$—	$—	$581	0.03%
Residential first lien	—	—	—	559	—	—	559	0.03
Residential junior lien/home equity	—	—	—	22	—	—	22	—
Commercial real estate	—	—	—	—	3,201	—	3,201	0.10
Non-owner occupied	—	—	—	—	3,201	—	3,201	0.18
Total	$—	$—	$—	$581	$3,201	$—	$3,782	0.04%
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

	For the Three Months Ended March 31, 2026
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial real estate	2.50%	1.1	—	0.3
Non-owner occupied	2.50	1.1	—	0.3
Total	2.50%	1.1	$—	0.3

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31, 2025
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Residential real estate	—%	3.2	—	1.4
Residential first lien	—	3.3	—	1.4
Residential junior lien/home equity	—	2.1	—	0.5
Commercial real estate	4.00	0.4	—	0.1
Non-owner occupied	4.00	0.4	—	0.1
Total	4.00%	0.9	$—	0.3
A modification is considered to be in default when the loan is 90 days or more past due. The following table shows modifications considered to be in default.

	March 31, 2026		December 31, 2025
	Number of Contracts	Balance	Number of Contracts	Balance
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$100	1	$2,522
Time and demand	1	100	1	2,522
Residential real estate	2	314	2	321
Residential first lien	2	314	2	321
Total loans and leases	3	$414	3	$2,843

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the payment status of loans that have been modified in the last twelve months prior to the date presented:

	March 31, 2026
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,085	$—	$—	$—	$1,085
Time and demand	964	—	—	—	964
Commercial credit cards	—	—	—	—	—
Equipment finance	121	—	—	—	121
Time and demand other	—	—	—	—	—
Real estate construction	—	—	—	—	—
Construction other	—	—	—	—	—
Construction residential	—	—	—	—	—
Residential real estate	1,807	—	129	335	2,271
Residential first lien	1,783	—	129	335	2,247
Residential junior lien/home equity	24	—	—	—	24
Commercial real estate	12,840	—	—	6,156	18,996
Multifamily	—	—	—	—	—
Non-owner occupied	12,840	—	—	6,156	18,996
Owner occupied	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—
Consumer credit cards	—	—	—	—	—
Consumer other	—	—	—	—	—
Total loans and leases	$15,732	$—	$129	$6,491	$22,352

	December 31, 2025
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$989	$—	$—	$2,522	$3,511
Time and demand	864	—	—	2,522	3,386
Equipment finance	125	—	—	—	125
Residential real estate	227	1,823	23	321	2,394
Residential first lien	182	1,823	23	321	2,349
Residential junior lien/home equity	45	—	—	—	45
Commercial real estate	9,399	—	—	—	9,399
Non-owner occupied	9,399	—	—	—	9,399
Total loans and leases	$10,615	$1,823	$23	$2,843	$15,304

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Three Months Ended March 31, 2026
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$38,149	$(4,014)	$406	$8,229	$42,770
Time and demand	22,223	(1,917)	130	5,431	25,867
Commercial credit cards	177	(141)	1	171	208
Equipment finance	14,138	(1,377)	215	1,914	14,890
Time and demand other	1,611	(579)	60	713	1,805
Real estate construction	7,808	(326)	—	(381)	7,101
Construction other	7,118	(326)	—	(231)	6,561
Construction residential	690	—	—	(150)	540
Residential real estate	21,629	(145)	26	435	21,945
Residential first lien	15,056	(106)	16	401	15,367
Residential junior lien/home equity	6,573	(39)	10	34	6,578
Commercial real estate	40,271	(2,308)	40	1,791	39,794
Multifamily	5,528	—	—	1,994	7,522
Non-owner occupied	24,865	(2,016)	6	(950)	21,905
Owner occupied	9,878	(292)	34	747	10,367
Loans to individuals	17,911	(2,644)	804	1,502	17,573
Automobile and recreational vehicles	14,962	(2,145)	713	1,225	14,755
Consumer credit cards	473	(110)	21	51	435
Consumer other	2,476	(389)	70	226	2,383
Total loans and leases	$125,768	$(9,437)	$1,276	$11,576	$129,183
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

	March 31, 2026	December 31, 2025
Balance sheet:	(dollars in thousands)
Operating lease asset classified as premises and equipment	$36,788	$38,170
Operating lease liability classified as other liabilities	41,226	42,627

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Income statement:	(dollars in thousands)
Operating lease cost classified as occupancy and equipment expense	$1,365	$1,410

Weighted average lease term, in years	11.55	12.83
Weighted average discount rate	3.92%	3.80%
Operating cash flows	$1,384	$1,424
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2026 were as follows (dollars in thousands):

For the twelve months ended:
March 31, 2027	$4,050
March 31, 2028	5,161
March 31, 2029	4,832
March 31, 2030	4,769
March 31, 2031	4,309
Thereafter	28,543
Total future minimum lease payments	51,664
Less remaining imputed interest	10,438
Operating lease liability	$41,226

Note 10 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at March 31, 2026 and December 31, 2025, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
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
Loans held for sale include residential mortgage loans originated for sale in the secondary mortgage market. The estimated fair value for these loans was determined on the basis of rates obtained in the respective secondary market. Loans held for sale could also include the Small Business Administration guaranteed portion of small business loans. The estimated fair value of these loans is based on the contract with the third party investor. When loans held for sale include other commercial loans, fair value is determined using an executed trade or market bid obtained from potential buyers. The estimated fair value of nonaccrual commercial loans held for sale as of March 31, 2026 totaled $1.1 million. There were no held for sale loans in a nonaccrual status as of December 31, 2025.
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In the three months ended March 31, 2026 and 2025, we have not realized any losses due to a counterparty's inability to pay any net uncollateralized position.
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
There are no Level 3 fair value measurements that require quantitative inputs and assumptions.
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$2,411	$—	$2,411
Mortgage-Backed Securities - Commercial	—	665,341	—	665,341
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	325,165	—	325,165
Other Government-Sponsored Enterprises	—	991	—	991
Obligations of States and Political Subdivisions	—	6,937	—	6,937
Corporate Securities	—	41,554	—	41,554
Total Securities Available for Sale	—	1,042,399	—	1,042,399
Loans Held for Sale	—	30,489	—	30,489
Other Assets(a)	—	14,333	—	14,333
Total Assets	$—	$1,087,221	$—	$1,087,221
Other Liabilities(a)	$—	$13,854	$—	$13,854
Total Liabilities	$—	$13,854	$—	$13,854
(a)Hedging and non-hedging interest rate derivatives

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$2,496	$—	$2,496
Mortgage-Backed Securities - Commercial	—	661,689	—	661,689
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	295,523	—	295,523
Other Government-Sponsored Enterprises	—	984	—	984
Obligations of States and Political Subdivisions	—	6,971	—	6,971
Corporate Securities	—	46,531	—	46,531
Total Securities Available for Sale	—	1,014,194	—	1,014,194
Loans Held for Sale	—	46,071	—	46,071
Other Assets(a)	—	9,573	—	9,573
Total Assets	$—	$1,069,838	$—	$1,069,838
Other Liabilities(a)	$—	$10,657	$—	$10,657
Total Liabilities	$—	$10,657	$—	$10,657
(a)Hedging and non-hedging interest rate derivatives
During the three months ended March 31, 2026 and 2025, there were no transfers between fair value Levels 1, 2 or 3.
There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at March 31, 2026 and 2025.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at the dates shown below:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$1,149	$—	$1,149
Nonperforming loans	—	47,010	30,170	77,180
Other real estate owned	—	235	—	235
Total Assets	$—	$48,394	$30,170	$78,564

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$225,381	$—	$225,381
Nonperforming loans	—	40,617	41,303	81,920
Other real estate owned	—	1,014	—	1,014
Total Assets	$—	$267,012	$41,303	$308,315

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following (losses) gains were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Loans held for sale	$—	$—
Nonperforming loans	(9,928)	(7,606)
Other real estate owned	(73)	(38)
Total losses	$(10,001)	$(7,644)
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
The fair value for other real estate owned that is determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement is classified as Level 2. The fair value for other real estate owned that is determined using an internal valuation is classified as Level 3. Other real estate owned has a current carrying value of $0.2 million as of March 31, 2026, and primarily includes residential real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2026.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.3 million at both March 31, 2026 and December 31, 2025. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	March 31, 2026
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$118,134	$118,134	$118,134	$—	$—
Interest-bearing deposits	224,806	224,806	224,806	—	—
Securities available for sale	1,042,399	1,042,399	—	1,042,399	—
Securities held to maturity	577,286	526,592	—	526,592	—
Other investments	28,946	28,946	—	23,214	5,732
Loans held for sale	31,638	31,638	—	31,638	—
Loans and leases	9,433,825	9,563,777	—	47,010	9,516,767
Financial liabilities
Deposits	10,409,893	10,405,116	—	10,405,116	—
Short-term borrowings	22,858	21,220	—	21,220	—
Subordinated debt	128,507	119,873	—	—	119,873
Long-term debt	—	—	—	—	—
Capital lease obligation	3,562	3,562	—	3,562	—

	December 31, 2025
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$103,280	$103,280	$103,280	$—	$—
Interest-bearing deposits	77,082	77,082	77,082	—	—
Securities available for sale	1,014,194	1,014,194	—	1,014,194	—
Securities held to maturity	519,422	470,665	—	470,665	—
Other investments	38,295	38,295	—	32,563	5,732
Loans held for sale	271,452	271,452	—	271,452	—
Loans and leases	9,508,039	9,657,464	—	40,617	9,616,847
Financial liabilities
Deposits	10,250,969	10,248,485	—	10,248,485	—
Short-term borrowings	147,966	147,926	—	147,926	—
Subordinated debt	128,466	121,747	—	—	121,747
Long-term debt	129,555	130,108	—	130,108	—
Capital lease obligation	3,721	3,721	—	3,721	—
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
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three months ended March 31, 2026 was a decrease of $0.2 million.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded. At March 31, 2026, the underlying funded mortgage loan commitments had a carrying value of $7.9 million and a fair value of $9.3 million, while the underlying unfunded mortgage loan commitments had a notional amount of $61.2 million. At December 31, 2025, the underlying funded mortgage loan commitments had a carrying value of $19.5 million and a fair value of $21.5 million, while the underlying unfunded mortgage loan commitments had a notional amount of $48.1 million. The interest rate lock commitments increased other noninterest income by $0.4 million for the three months ended March 31, 2026 and decreased it by $0.7 million for the three months ended ended March 31, 2025.
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
During 2021, the Company entered into eight interest rate swap contracts that were designated as cash flow hedges, $75.0 million of which matured during 2024, $150.0 million which matured in May 2025 and $25 million which matured in

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

August 2025. The remaining interest rate swaps have a total notional amount of $175.0 million with an original maturity of five years. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans. Initially these swaps were benchmarked to the 1-month LIBOR rate; however, as a result of the discontinuance of the LIBOR rate on June 30, 2023, these swaps were amended to hedge exposure to the variability of the 1-month Daily Simple SOFR rate compounded in arrears. Therefore, the interest rate swaps convert the interest payments on the first $175.0 million of 1-month Daily Simple SOFR based commercial loans into fixed rate payments. The following table provides the notional amount of interest rate swap contracts and their maturity date.

Notional Amount	Maturity Date
(dollars in thousands)
$150,000	05/01/26
25,000	10/15/26
$175,000
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income. For the three months ended March 31, 2026 and 2025, there was a negative impact on net interest income of $1.1 million and $3.7 million, respectively, as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," or "Interest and fees on loans", the same line items in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at March 31, 2026, and changes in the fair value attributed to hedge ineffectiveness were not material.
The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Interest rate derivatives:
Credit value adjustment	$(191)	$(185)
Notional amount:
Interest rate derivatives	992,194	1,000,541
Interest rate caps	36,317	50,525
Interest rate collars	6,516	2,022
Risk participation agreements	173,676	158,646
Sold credit protection on risk participation agreements	(168,683)	(151,858)
Interest rate options	61,187	48,143
Interest rate forwards:
Fair value adjustment	268	(133)
Notional amount	54,000	49,000
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	401	(766)
Notional amount	215,000	215,000

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income", "Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Non-hedging interest rate derivatives
(Decrease) increase in other income	$(189)	$311
Non-hedging interest rate forwards
Increase (decrease) in other income	401	(669)
Hedging interest rate derivatives
(Decrease) increase in interest and fees on loans	(1,307)	(3,961)
(Decrease) increase in interest from subordinated debentures	(243)	(311)

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
We consider First Commonwealth to be one reporting unit (see Note 16 - "Segment Reporting"). The carrying amount of goodwill at both March 31, 2026 and December 31, 2025 was $378.2 million. No impairment charges on goodwill or other intangible assets were incurred in 2026 or 2025.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of March 31, 2026, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Note 14 Subordinated Debentures
Subordinated debentures outstanding are as follows:

			March 31, 2026	December 31, 2025
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	2033	5.50% until June 1, 2028, then 3-Month CME Term SOFR + 0.26161% + 2.37%	$49,498	$49,480
First Commonwealth Financial Corp	2031	Prime + 1.00%	6,842	6,819
First Commonwealth Capital Trust II	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	41,238	41,238
Total			$128,507	$128,466
With the acquisition of Centric in January 2023, First Commonwealth acquired a ten-year subordinated note with a principal balance of $6.0 million. The rate was fixed at 4.50% until March 29, 2026, then converted to a quarterly adjustable rate of Prime + 1.00%. The carrying value of this note includes a fair value premium from acquisition of $0.8 million. The Company

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

may redeem the notes, beginning with the interest payment due on March 29, 2026, in whole or in part at a redemption price equal to 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest to the date of redemption. The Company has obtained the necessary regulatory approval to redeem this note and is expected to do so in the second quarter of 2026.
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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $1.2 million in commission expense for both the three months ended March 31, 2026 and 2025.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$3,408	$3,022
Service charges on deposit accounts	5,530	5,438
Insurance and retail brokerage commissions	3,267	3,170
Card-related interchange income	3,661	3,654
Gain on sale of other loans and assets	191	125
Other income	640	730
Noninterest Income (in-scope of Topic 606)	16,697	16,139
Noninterest Income (out-of-scope of Topic 606)	7,890	6,363
Total Noninterest Income	$24,587	$22,502
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
The accounting policies of the single business unit are the same policies as disclosed in Note 1 - "Statement of Accounting Policies" of our December 31, 2025 Form 10-K and our segment assets are the same as assets presented in the unaudited Consolidated Statements of Financial Condition.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information related to segment revenue, significant segment expenses and segment net income:

	For the Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Interest income	$157,218	$147,128
Interest expense	48,244	51,606
Net interest income	108,974	95,522
Provision for credit losses	10,733	5,736
Noninterest Income
Trust income	3,408	3,022
Service charges on deposit accounts	5,530	5,438
Insurance and retail brokerage commissions	3,267	3,170
Gain on sale of mortgage loans	2,215	1,387
Gain on sale of other loans and assets	2,182	1,388
Card-related interchange income	3,661	3,654
Other segment income (a)	4,324	4,443
Noninterest expense
Salaries and employee benefits	42,874	40,415
Net occupancy	5,565	5,729
Furniture and equipment	4,823	4,193
Data processing	4,183	3,817
Other professional fees and services	1,106	1,620
Other segment expense (b)	17,044	15,476
Income tax provision	9,685	8,342
Segment net income	$37,548	$32,696
Reconciliation of net income
Adjustments and reconciling items	—	—
Consolidated net income	$37,548	$32,696
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three months ended March 31, 2026 and 2025, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 57 for the three months ended March 31, 2026 and 2025.

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

	For the Three Months Ended March 31,
	2026	2025
	(dollars in thousands, except per share data)
Net Income	$37,548	$32,696
Per Share Data:
Basic Earnings per Share	$0.37	$0.32
Diluted Earnings per Share	0.37	0.32
Cash Dividends Declared per Common Share	0.135	0.130
Average Balance:
Total assets	$12,224,806	$11,680,688
Total equity	1,562,242	1,429,013
End of Period Balance:
Net loans and leases (1)	$9,336,280	$9,014,796
Total assets	12,262,572	11,786,398
Total deposits	10,409,893	9,861,657
Total equity	1,552,697	1,447,051
Key Ratios:
Return on average assets	1.25%	1.14%
Return on average equity	9.75%	9.28%
Dividends payout ratio	36.49%	40.63%
Average equity to average assets ratio	12.78%	12.23%
Net interest margin	3.92%	3.62%
Net loans to deposits ratio	89.69%	91.41%
(1) Includes loans held for sale.

Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Net Income
For the three months ended March 31, 2026, First Commonwealth had net income of $37.5 million, or $0.37 diluted earnings per share, compared to net income of $32.7 million, or $0.32 diluted earnings per share, in the three months ended March 31, 2025. The increase in net income was primarily the result of a $13.5 million increase in net interest income and $2.1 million increase in noninterest income, offset by a $5.0 million increase in the provision for credit losses and a $4.3 million increase in noninterest expense.
For the three months ended March 31, 2026, the Company’s return on average equity was 9.75% and its return on average assets was 1.25%, compared to 9.28% and 1.14%, respectively, for the three months ended March 31, 2025.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $109.3 million in the first three months of 2026, compared to $95.9 million for the same period in 2025. The increase in net interest income can be attributed to a 29 basis point decrease in the cost of interest-bearing liabilities and an 8 basis point increase in the yield on interest-earning assets. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 81.6% and 80.9% for the three months ended March 31, 2026 and 2025, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The net interest margin on a fully taxable equivalent basis was 3.92% for the three months ended March 31, 2026 and 3.62% for the three months ended March 31, 2025. The net interest margin is affected by changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.
The taxable equivalent yield on interest-earning assets was 5.65% for the three months ended March 31, 2026, an increase of eight basis points compared to the 5.57% yield for the same period in 2025. The yield on interest-earning assets benefited as the yield on adjustable and fixed rate commercial loans increased 18 basis points and 55 basis points, respectively. Additionally, the yield on fixed rate consumer loans increased by 33 basis points. For the three months ended March 31, 2026, four basis points of the yield on interest-earning assets can be attributed to the recognition of $1.3 million in accretion of purchase accounting marks. For the three months ended March 31, 2025, accretion of purchase accounting marks contributed $1.2 million, or five basis points, to the yield on interest-earning assets.
The investment portfolio yield decreased 3 basis points in comparison to the prior year primarily due to a decline in market rates. Additionally, the average balance of investments decreased $70.3 million as compared to the three months ended March 31, 2025. Lower interest rates in the three months ended March 31, 2026 compared to the prior year resulted in a 88 basis point decrease in the yield on interest-bearing deposits with banks, while the average balance increased from $76.8 million in 2025 to $207.8 million in 2026.
The cost of interest-bearing liabilities decreased to 2.38% for the three months ended March 31, 2026, from 2.67% for the same period in 2025. The cost of interest-bearing deposits decreased 27 basis points and short-term borrowings decreased 72 basis points in comparison to the same period last year. The cost of interest-bearing deposits was impacted by declines in market interest rates as well as changes in the mix of deposits due to growth in money market and time deposits. Comparing the three months ended March 31, 2026 with the comparable period in 2025, average time deposits increased $56.9 million, or 3.2%, with a decrease in the cost of these deposits of 52 basis points. Contributing to the average growth in time deposits was an average of $90.3 million acquired as part of the Center acquisition in the second quarter of 2025. Other interest-bearing deposits increased on average $375.3 million, or 6.5%, compared to the three months ended March 31, 2025 and the cost of these deposits decreased 18 basis points. Average growth in other-interest bearing deposits attributable to the Center acquisition totaled $146.2 million. Compared to the prior period, short-term borrowings decreased an average of $19.0 million and long-term debt decreased an average of $54.4 million compared to the prior period as a result of the payoff of $129.4 million FHLB debt during the first quarter of 2026.
For the three months ended March 31, 2026, changes in rates positively impacted net interest income by $7.4 million when compared to the same period in 2025. The yield on interest-earning assets positively impacted net interest income by $1.9 million and the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $5.5 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $6.0 million for the three months ended March 31, 2026, as compared to the same period in 2025. Higher levels of interest-earning assets resulted in an increase of $8.2 million in interest income, while changes in the volume and mix of interest-bearing liabilities increased interest expense by $2.1 million. Average interest-earning assets for the three months ended March 31, 2026 increased $558.1 million, or 5.2%, compared to the same period in 2025. Average loans for the comparable period increased $497.4 million, or 5.5%, and average investments decreased $70.3 million, or 4.4%. Average loans attributable to the Center acquisition for the three months ended March 31, 2026 totaled $292.6 million.
Net interest income was positively impacted by a $199.3 million increase in average net free funds for the three months ended March 31, 2026 as compared to the corresponding period in 2025. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The level of net free funds was impacted by growth in average noninterest-bearing demand deposits, as well as higher average shareholders' equity due to retained earnings and stock issued for the Center acquisition. Average noninterest-bearing demand deposits for the three months ended March 31, 2026 increased $86.4 million, or 3.8%, compared to the same period in 2025, while interest-bearing demand deposits increased $375.3 million, or 6.5%.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended March 31:

	2026	2025
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$157,218	$147,128
Adjustment to fully taxable equivalent basis	361	335
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	157,579	147,463
Interest expense	48,244	51,606
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$109,335	$95,857

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheet and net interest income on a fully taxable equivalent basis for the three months ended March 31:

	2026			2025
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$207,792	$1,967	3.84%	$76,836	$894	4.72%
Tax-free investment securities	16,153	109	2.74	18,407	120	2.64
Taxable investment securities	1,513,619	13,264	3.55	1,581,640	14,005	3.59
Loans and leases, net of unearned income (b)(c)	9,566,302	142,239	6.03	9,068,872	132,444	5.92
Total interest-earning assets	11,303,866	157,579	5.65	10,745,755	147,463	5.57
Noninterest-earning assets:
Cash	110,558			107,328
Allowance for credit losses	(127,269)			(120,552)
Other assets	937,651			948,157
Total noninterest-earning assets	920,940			934,933
Total Assets	$12,224,806			$11,680,688
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,805,168	$5,616	1.26%	$1,853,673	$6,705	1.47%
Savings deposits	4,340,029	23,915	2.23	3,916,225	23,603	2.44
Time deposits	1,820,411	15,920	3.55	1,763,492	17,696	4.07
Short-term borrowings	31,766	169	2.16	50,725	360	2.88
Long-term debt	208,363	2,624	5.11	262,809	3,242	5.00
Total interest-bearing liabilities	8,205,737	48,244	2.38	7,846,924	51,606	2.67
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	2,339,160			2,252,794
Other liabilities	117,667			151,957
Shareholders’ equity	1,562,242			1,429,013
Total Noninterest-Bearing Funding Sources	4,019,069			3,833,764
Total Liabilities and Shareholders’ Equity	$12,224,806			$11,680,688
Net Interest Income and Net Yield on Interest-Earning Assets		$109,335	3.92%		$95,857	3.62%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended March 31, 2026 and 2025.
(b)Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.
(c)Loan income includes loan fees earned.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended March 31, 2026 compared with March 31, 2025:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$1,073	$1,524	$(451)
Tax-free investment securities	(11)	(15)	4
Taxable investment securities	(741)	(602)	(139)
Loans and leases	9,795	7,261	2,534
Total interest income (b)	10,116	8,168	1,948
Interest-bearing liabilities:
Interest-bearing demand deposits	(1,089)	(176)	(913)
Savings deposits	312	2,550	(2,238)
Time deposits	(1,776)	571	(2,347)
Short-term borrowings	(191)	(135)	(56)
Long-term debt	(618)	(671)	53
Total interest expense	(3,362)	2,139	(5,501)
Net interest income	$13,478	$6,029	$7,449
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the three months ended March 31:

	2026		2025
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$8,229	71%	$2,543	62%
Time and demand	5,431	47	459	11
Commercial credit cards	171	1	104	2
Equipment finance	1,914	17	1,377	33
Time and demand other	713	6	603	15
Real estate construction	(381)	(3)	802	19
Construction other	(231)	(2)	759	18
Construction residential	(150)	(1)	43	1
Residential real estate	435	4	(87)	(2)
Residential first lien	401	4	(138)	(3)
Residential junior lien/home equity	34	—	51	1
Commercial real estate	1,791	15	(553)	(13)
Multifamily	1,994	17	47	1
Non-owner occupied	(950)	(8)	(754)	(18)
Owner occupied	747	6	154	4
Loans to individuals	1,502	13	1,418	34
Automobile and recreational vehicles	1,225	11	1,315	32
Consumer credit cards	51	—	59	1
Consumer other	226	2	44	1
Provision for credit losses on loans and leases	$11,576	100%	$4,123	100%
Provision for off-balance sheet credit exposure	(843)		1,613
Total provision for credit losses	$10,733		$5,736
Total provision expense for the three months ended March 31, 2026, increased $5.0 million compared to the three months ended March 31, 2025. Included in the provision for credit losses for the three months ended March 31, 2026 is $7.4 million in reserves related to two individually analyzed time and demand loans and $2.2 million in reserves for one individually analyzed multifamily real estate loan, all of which were moved to nonaccrual during the first quarter of 2026. Provision expense for the period was also impacted by $0.7 million recognized as charge-offs for two commercial loan relationships moved to held for sale.
Also impacting provision expense in the three months ended March 31, 2026 was $0.8 million in negative provision expense related to the reserve for off-balance sheet credit exposures. The level of provision for off-balance sheet exposure in 2026 is primarily due to decreased commercial and residential construction commitments.
The provision expense for the three months ended March 31, 2025 is primarily attributed to growth in equipment finance and automobile and recreational vehicles loans as well as an increase in the provision for off-balance sheet commitments due to higher balances of commercial construction loan commitments.
The allowance for credit losses was $129.2 million, or 1.37%, of total loans and leases outstanding at March 31, 2026, compared to $125.8 million, or 1.32%, at December 31, 2025 and $119.9 million, or 1.32%, at March 31, 2025. Nonperforming loans as a percentage of total loans and leases increased to 0.98% at March 31, 2026 from 0.65% as of March 31, 2025 and 0.97% at December 31, 2025. The allowance to nonperforming loan ratio was 141.70%, 137.07% and 201.89% as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at March 31, 2026.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended March 31, 2026 and 2025 and the year-ended December 31, 2025:

	March 31, 2026	March 31, 2025	December 31, 2025
	(dollars in thousands)
Balance, beginning of period	$125,768	$118,906	$118,906
Day 1 allowance for credit loss on PCD acquired loans	—	—	3,560
Provision for credit losses - acquisition day 1 non-PCD	—	—	3,379
Loans charged off:
Commercial, financial, agricultural and other	4,014	4,019	20,252
Real estate construction	326	—	1,294
Residential real estate	145	108	745
Commercial real estate	2,308	1,464	7,188
Loans to individuals	2,644	2,419	8,887
Total loans charged off	9,437	8,010	38,366
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	406	3,690	5,118
Real estate construction	—	—	—
Residential real estate	26	137	234
Commercial real estate	40	156	217
Loans to individuals	804	929	3,422
Total recoveries	1,276	4,912	8,991
Net charge-offs	8,161	3,098	29,375
Provision for credit losses on loans and leases charged to expense	11,576	4,123	29,298
Balance, end of period	$129,183	$119,931	$125,768
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.35%	0.14%	0.31%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding	1.37%	1.32%	1.32%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the three months ended March 31:

	2026	2025	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$3,408	$3,022	$386	13%
Service charges on deposit accounts	5,530	5,438	92	2
Insurance and retail brokerage commissions	3,267	3,170	97	3
Income from bank owned life insurance	1,796	1,502	294	20
Card-related interchange income	3,661	3,654	7	—
Swap fee income	122	835	(713)	(85)
Other income	2,183	2,255	(72)	(3)
Subtotal	19,967	19,876	91	—
Net securities gains (losses)	229	(5,142)	5,371	(104)
Gain on sale of VISA	—	5,146	(5,146)	(100)
Gain on sale of mortgage loans	2,215	1,387	828	60
Gain on sale of other loans and assets	2,182	1,388	794	57
Derivatives mark to market	(6)	(153)	147	(96)
Total noninterest income	$24,587	$22,502	$2,085	9%
Total noninterest income for the three months ended March 31, 2026 increased $2.1 million, or 9%, compared to the three months ended March 31, 2025. This is primarily the result of an $0.8 million increase in the gain on sale of mortgage loans and a $0.8 million increase in the gain on sale of other loans and assets. Included in gain on sale of other loans and assets for the three months ended March 31, 2026 was $0.4 million related to changes in the value of loans held for sale. Trust income increased $0.4 million due to revenue for assets under management and income from bank owned life insurance increased $0.3 million largely due to a stable value wrap restructure completed in the first quarter of 2025. Offsetting these increases, was a decrease of $0.7 million in swap fee income as a result of lower volume for new interest rate swaps entered into by our commercial loan customers.
Other items impacting noninterest income in the three months ended March 31, 2025 include gains on the sale of VISA shares of $5.1 million, offset by net security losses of $5.1 million, resulting from the sale of available for sale securities that were sold in order to reinvest into higher yielding investments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the three months ended March 31:

	2026	2025	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$42,874	$40,415	$2,459	6%
Net occupancy	5,565	5,729	(164)	(3)
Furniture and equipment	4,823	4,193	630	15
Data processing	4,183	3,817	366	10
Advertising and promotion	1,671	1,372	299	22
Pennsylvania shares tax	1,330	1,337	(7)	(1)
Intangible amortization	1,364	1,131	233	21
Other professional fees and services	1,106	1,620	(514)	(32)
FDIC insurance	1,589	1,379	210	15
Other operating	9,549	9,140	409	4
Subtotal	74,054	70,133	3,921	6
Loss on sale or write-down of assets	567	215	352	164
Litigation and operational losses	857	793	64	8
Loss on early redemption of subordinated debt	—	—	—	—
Merger and acquisition related	117	109	8	7
Total noninterest expense	$75,595	$71,250	$4,345	6%
Noninterest expense increased $4.3 million, or 6%, for the three months ended March 31, 2026 compared to the same period in 2025. This increase is primarily the result of a $2.5 million increase in salaries and benefits expense. Contributing to the higher salary expense in 2026 was a higher number of full time equivalent employees, partially due to the Center acquisition. The number of full time equivalent employees totaled 1,538 at March 31, 2025 and 1,592 at March 31, 2026.
Furniture and equipment expense increased $0.6 million, primarily due to higher software related expenses. The decrease in other professional fees and services is a result of services and advisors contracted for several areas in the prior period, none of which were individually material.
Income Tax
The provision for income taxes increased $1.3 million for the three months ended March 31, 2026, compared to the corresponding period in 2025, primarily due to the higher level of income before tax.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended March 31, 2026 and 2025.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an effective tax rate of 20.5% and 20.3% for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, our deferred tax assets totaled $43.0 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earnings levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
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
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first three months of 2026, the sale, maturity and redemption of investment securities provided $100.0 million in liquidity. These funds contributed to the liquidity available to originate loans, purchase investment securities and fund depositor withdrawals.
The following represents our expanded sources of liquidity as of March 31, 2026:

	Total Available	Amount Used	Outstanding Letters of Credit	Net Available
	(dollars in thousands)
Internal liquidity sources
Unencumbered securities	$629,653	$—	$—	$629,653
Other (excess pledged)	129,728	—	—	129,728
External liquidity sources
FHLB advances	2,735,007	—	7,575	2,727,432
FRB borrowings	1,069,267	—	—	1,069,267
Lines with other financial institutions	160,000	—	—	160,000
CDARs (1)	1,223,304	15,016	—	1,208,288
Total liquidity	$5,946,959	$15,016	$7,575	$5,924,368
(1) Reflects internal policy limit. Maximum capacity with CDARs is $1.8 billion.
Our participation in the Certificate of Deposit Account Registry Services (“CDARS”) program is part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of March 31, 2026, the outstanding CDARS balance of $15.0 million carried an average weighted rate of 2.95% and an average original term of 322 days. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
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
First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	March 31, 2026	December 31, 2025
	Amount	Originated	Acquired(a)	Amount
	(dollars in thousands)
Noninterest-bearing demand deposits	$2,370,132	$2,331,287	$41,484	$2,372,771
Interest-bearing demand deposits	1,835,503	1,782,509	13,004	1,795,513
Savings deposits	4,402,789	4,108,572	133,190	4,241,762
Time deposits	1,801,469	1,750,616	90,307	1,840,923
Total	$10,409,893	$9,972,984	$277,985	$10,250,969
(a)Reflects the deposit balances, including purchase accounting marks, of deposits acquired from Center as of the acquisition date of April 30, 2025.
The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds.
During the first three months of 2026, total deposits increased $158.9 million. Interest-bearing demand and savings deposits increased $201.0 million, time deposits decreased $39.5 million, and noninterest-bearing demand deposits decreased $2.6 million.
The estimated total of uninsured deposits was $3.0 billion and $2.9 billion at March 31, 2026 and December 31, 2025, respectively, of which $0.8 billion were secured by pledged investment securities or letters of credit as of both March 31, 2026 and December 31, 2025. Uninsured amounts are estimated based on known account relationships for each depositor and insurance guidelines provided by the FDIC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.71 and 0.70 at March 31, 2026 and December 31, 2025, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
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
The following is the gap analysis as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,935,060	$491,170	$757,250	$5,183,480	$3,367,870	$750,407
Investments	109,798	68,251	126,887	304,936	716,148	686,114
Other interest-earning assets	223,523	—	—	223,523	—	1,283
Total interest-sensitive assets (ISA)	4,268,381	559,421	884,137	5,711,939	4,084,018	1,437,804
Certificates of deposit	675,028	766,072	292,421	1,733,521	69,223	998
Other deposits	6,238,292	—	—	6,238,292	—	—
Borrowings	101,867	—	—	101,867	50,000	—
Total interest-sensitive liabilities (ISL)	7,015,187	766,072	292,421	8,073,680	119,223	998
Gap	$(2,746,806)	$(206,651)	$591,716	$(2,361,741)	$3,964,795	$1,436,806
ISA/ISL	0.61	0.73	3.02	0.71	34.26	1,440.69
Gap/Total assets	22.40%	1.69%	4.83%	19.26%	32.33%	11.72%

	December 31, 2025
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,962,518	$534,440	$846,281	$5,343,239	$3,308,592	$724,461
Investments	83,620	64,581	134,135	282,336	676,118	657,200
Other interest-earning assets	75,812	—	—	75,812	—	1,270
Total interest-sensitive assets (ISA)	4,121,950	599,021	980,416	5,701,387	3,984,710	1,382,931
Certificates of deposit	770,770	629,285	367,335	1,767,390	72,102	916
Other deposits	6,037,275	—	—	6,037,275	—	—
Borrowings	227,167	215	127,431	354,813	51,693	—
Total interest-sensitive liabilities (ISL)	7,035,212	629,500	494,766	8,159,478	123,795	916
Gap	$(2,913,262)	$(30,479)	$485,650	$(2,458,091)	$3,860,915	$1,382,015
ISA/ISL	0.59	0.95	1.98	0.70	32.19	1,509.75
Gap/Total assets	23.60%	0.25%	3.93%	19.91%	31.28%	11.20%

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

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2026 ($)	$(1,746)	$(911)	$5,004	$9,223
March 31, 2026 (%)	(0.39)%	(0.20)%	1.12%	2.06%

December 31, 2025 ($)	$(1,761)	$(979)	$4,114	$8,173
December 31, 2025 (%)	(0.40)%	(0.22)%	0.95%	1.88%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2026 ($)	$(7,995)	$(3,241)	$13,788	$25,607
March 31, 2026 (%)	(1.78)%	(0.72)%	3.08%	5.71%

December 31, 2025 ($)	$(9,798)	$(4,118)	$13,061	$25,334
December 31, 2025 (%)	(2.25)%	(0.95)%	3.00%	5.82%
The Company evaluates its potential interest rate sensitivity by utilizing several interest rate scenarios that incorporate both rising and declining rates. Results of these scenarios are impacted by variables that include the current level of interest rates, product characteristics such as floors and ceilings, the frequency with which variable rate products reset their rates, and projected pricing changes for non-maturity deposits. For example, the results in a declining rate scenario could be affected by the model's use of an assumed interest rate floor of zero. For the three months ended March 31, 2026 and 2025, the cost of our interest-bearing liabilities averaged 2.38% and 2.67%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 5.65% and 5.57%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $7.3 million at March 31, 2026 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
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
Nonperforming loans and leases, including loans held for sale, increased $0.6 million to $92.3 million at March 31, 2026, compared to $91.8 million at December 31, 2025. During the first three months of 2026, a total of $24.6 million in loans were moved to a nonperforming status. This total includes three commercial relationships totaling $20.5 million. As of March 31, 2026, reserves of $9.6 million are included in the allowance for credit losses for these relationships. Offsetting the additions to nonperforming was the transfer of two commercial relationships back to accrual status totaling $8.6 million, releasing $2.3 million in reserves from the allowance for credit losses. Additionally, two commercial relationships totaling $5.4 million were transferred to held for sale, recognizing $0.6 million in charge-offs and a $3.2 million commercial relationship was resolved with the Company accepting $1.3 million as satisfaction for the loan balance, recognizing a charge-off of $1.9 million, for which $1.7 million was provided for at December 31, 2025. Also impacting nonperforming loan balances in the first quarter of 2026, was a $1.7 million paydown of a $2.5 million dealer floor plan relationship with the Company recognizing a previously provided for charge-off of $0.7 million. Charge-offs for the three months ended March 31, 2026 totaled $9.4 million. Subsequent to March 31, 2026, two individually analyzed nonaccrual commercial credits, with an outstanding balance of $5.6 million and associated reserves of $3.3 million, were sold or paid off. This resulted in an additional chargeoff of $0.1 million in the second quarter of 2026.
The allowance for credit losses as a percentage of nonperforming loans was 141.70% as of March 31, 2026, compared to 137.07% at December 31, 2025, and 201.89% at March 31, 2025. The amount of individually analyzed reserves included in the allowance for nonperforming loans and leases was determined by using fair values obtained from current appraisals. The allowance for credit losses includes specific allocations of $14.0 million and general reserves of $115.2 million as of March 31, 2026. Specific reserves increased $4.1 million in comparison to December 31, 2025 and $6.1 million from March 31, 2025. The increase in specific reserves compared to December 31, 2025 is primarily due to specific reserves applied to individually analyzed loans moved to nonperforming during the quarter.
Criticized loans totaled $284.6 million at March 31, 2026 and represented 3.0% of the loan portfolio. The level of criticized loans increased as of March 31, 2026 when compared to December 31, 2025, by $17.5 million, or 7%. Classified loans totaled $136.9 million at March 31, 2026 compared to $139.4 million at December 31, 2025, a decrease of $2.5 million, or 2%. The higher level of classified loans can be attributed to changes in nonperforming loans as previously discussed.
The allowance for credit losses was $129.2 million at March 31, 2026, or 1.37% of total loans and leases outstanding, compared to 1.32% reported at December 31, 2025, and 1.32% at March 31, 2025. General reserves, or the portion of the allowance related to loans that were not individually analyzed, as a percentage of performing loans were 1.75% at March 31, 2026 compared to 1.22% at December 31, 2025 and 1.24% at March 31, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measurements:

	March 31,				December 31, 2025
	2026		2025
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$50,260		$37,520		$51,151
Loans on a nonaccrual basis - with government guarantees	27,028		13,016		30,325
Loans held for sale on a nonaccrual basis	1,149		—		—
Loans on nonaccrual basis - acquired	12,844		8,211		9,393
Loans on nonaccrual basis - acquired with government guarantees	1,032		658		887
Total nonperforming loans	$92,313		$59,405		$91,756
Loans past due 30 to 90 days and still accruing	$45,876		$34,075		$35,792
Loans past due in excess of 90 days and still accruing	$2,927		$1,156		$1,288
Other real estate owned	$221		$1,270		$990
Loans held for sale at end of period	$31,638		$41,587		$271,452
Portfolio loans and leases outstanding at end of period	$9,433,825		$9,093,140		$9,508,039
Average loans and leases outstanding	$9,566,302	(a)	$9,068,872	(a)	$9,474,491	(b)
Nonperforming loans as a percentage of total loans and leases	0.98%		0.65%		0.97%
Provision for credit losses on loans and leases (e)	$11,576	(a)	$4,123	(a)	$29,298	(b)
Provision for credit losses - acquisition day 1 non-PCD	$—		$—		$3,759
Allowance for credit losses	$129,183		$119,931		$125,768
Net charge-offs	$8,161	(a)	$3,098	(a)	$29,375	(b)
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.35%		0.14%		0.31%
Provision for credit losses as a percentage of net charge-offs (e)	141.85%	(a)	133.09%	(a)	99.74%	(b)
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (c)	1.37%		1.32%		1.32%
Allowance for credit losses as a percentage of nonperforming loans (d)	141.70%		201.89%		137.07%
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
The following tables show the outstanding balances of our loan and lease portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	March 31, 2026		December 31, 2025
	Amount	%	Legacy	Acquired(a)	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,061,894	22%	$1,983,756	$61,233	$2,044,989	22%
Real estate construction	436,237	5	429,265	33,521	462,786	5
Residential real estate	2,351,601	25	2,277,365	82,920	2,360,285	25
Commercial real estate	3,148,767	33	3,067,542	114,567	3,182,109	33
Loans to individuals	1,435,326	15	1,457,493	377	1,457,870	15
Total loans and leases, net of unearned income	$9,433,825	100%	$9,215,421	$292,618	$9,508,039	100%
(a)Reflects the balances, excluding loans held for sale and including purchase accounting marks, of loans acquired from Center as of the acquisition date of April 30, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

During the three months ended March 31, 2026, loans decreased $74.2 million compared to balances outstanding at December 31, 2025.
Commercial, financial, agricultural and other loans increased $16.9 million, or 0.8%; $53.5 million of growth occurred in the equipment finance portfolio offset by a $29.6 million decrease in the time and demand portfolio. Real estate construction loans decreased $26.5 million, or 5.7%, due to commercial real estate projects that were completed and moved to permanent funding. Residential real estate decreased $8.7 million, or 0.4%, primarily due to a decline in residential first lien loans. Commercial real estate loans decreased $33.3 million, or 1.0%, as a result of decline in loans secured by non-owner occupied commercial real estate. Loans to individuals decreased $22.5 million, or 1.5%, primarily due to a decrease in the automobile and recreational vehicles portfolio.
Commercial real estate comprises 33% of our total loan portfolio. Commercial real estate loans are collateralized by real estate properties including, but not limited to, multifamily properties, office, retail, hotels and student housing. The following table summarizes the commercial real estate portfolio by type of property securing the credit.

	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
	(dollars in thousands)
Land	$5,130	0.2%	$8,757	0.3%
Residential 1-4	20,312	0.6	5,380	0.2
Industrial and storage	638,103	20.3	645,211	20.3
Multifamily	612,345	19.4	576,299	18.1
Office	458,649	14.6	470,133	14.8
Healthcare	141,606	4.5	143,056	4.5
Student housing	100,292	3.2	139,645	4.4
Retail	762,595	24.2	774,070	24.3
Hospitality	226,550	7.2	238,531	7.4
Specialty use	181,293	5.7	178,940	5.6
Other	1,892	0.1	2,087	0.1
Total	$3,148,767	100.0%	$3,182,109	100.0%
The following tables represent our commercial real estate portfolio by type of property securing the credit as of March 31, 2026. Total non-pass commercial real estate loans increased by $19.8 million to $147.3 million when compared to December 31, 2025.

	Pass	OAEM	Substandard Accruing	Substandard Nonaccruing	Total Non-Pass	Total	% Non-Pass
	(dollars in thousands)
Land	$5,130	$—	$—	$—	$—	$5,130	—%
Residential 1-4	20,041	—	271	—	271	20,312	1.3
Industrial and storage	624,412	9,025	3,931	735	13,691	638,103	2.1
Multifamily	575,789	16,220	376	19,960	36,556	612,345	6.0
Office	414,620	22,745	14,441	6,843	44,029	458,649	9.6
Healthcare	136,937	1,951	2,680	38	4,669	141,606	3.3
Student housing	95,321	4,971	—	—	4,971	100,292	5.0
Retail	744,446	3,270	10,481	4,398	18,149	762,595	2.4
Hospitality	214,110	12,440	—	—	12,440	226,550	5.5
Specialty use	168,889	10,990	624	790	12,404	181,293	6.8
Other	1,808	84	—	—	84	1,892	4.4
Total	$3,001,503	$81,696	$32,804	$32,764	$147,264	$3,148,767	4.7%
The office portfolio comprises 14% of total commercial real estate loans and 30% of total commercial real estate non-pass loans. The average loan commitment size for the office portfolio is $0.9 million and the average outstanding balance as of

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

March 31, 2026 is $0.9 million. Within the office portfolio, exposures over $1.0 million have an average debt service coverage ratio of 1.46x, which exceeds our internal guidelines of 1.25x to 1.50x, depending on property class. Additionally, for loans with exposure over $1.0 million, the office portfolio has a weighted average loan to value of 45.0% compared to internal guidelines of 60-75%, depending on property class. Our current measure is based off of the most recent appraisal on file, the majority of which are from origination.
As previously noted, portfolio segment limits are approved by our Board of Directors' Risk Committee. These segment limits incorporate loan commitments and are based off of total Tier 1 capital plus the allowable allowance for credit losses. In the second quarter of 2024, after considering the current environment and potential risks related to the office portfolio, the segment limit for the office portfolio was decreased from 65% to 50%, with the actual segment concentration at 31.2% as of March 31, 2026.
The following table summarizes commercial real estate loans by the location of the properties by which they are collateralized as of March 31, 2026. Some loans are collateralized by multiple properties spread over various states. In those instances, the loan is included below based on the location of the primary property collateralizing the loan.

	Balance	% of Total
	(dollars in thousands)
Pennsylvania	$1,304,128	42%
Ohio	1,371,802	44
Kentucky	117,204	4
New Jersey	43,773	1
New York	43,223	1
Indiana	40,172	1
Other	228,465	7
	$3,148,767	100%
When calculating the allowance for credit losses the commercial real estate portfolio is segmented into three portfolio segments: multifamily, non-owner occupied and owner occupied. For additional information related to these segments, including credit quality, see Note 8 "Loans and Leases and Allowance for Credit Losses" of the unaudited consolidated financial statements.
As indicated in the table below, commercial real estate and commercial, financial and agricultural and other loans represent a significant portion of the nonperforming loans as of March 31, 2026.

	For the Three Months Ended March 31, 2026			As of March 31, 2026
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,608	44.21%	0.15%	$45,160	49.54%	0.48%
Real estate construction	326	3.99	0.01	—	—	—
Residential real estate	119	1.46	0.01	13,231	14.51	0.14
Commercial real estate	2,268	27.79	0.10	32,764	35.94	0.34
Loans to individuals	1,840	22.55	0.08	9	0.01	—
Total loans and leases, net of unearned income	$8,161	100.00%	0.35%	$91,164	100.00%	0.96%
Net charge-offs for the three months ended March 31, 2026 totaled $8.2 million, compared to $3.1 million for the three months ended March 31, 2025. Charge-offs during the three months ended March 31, 2026 were primarily in the commercial, financial, agricultural and other, commercial real estate and loans to individual categories. See discussions related to the provision for credit losses and loans for more information.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Capital Resources
At March 31, 2026, shareholders’ equity was $1.6 billion, a decrease of $1.7 million from December 31, 2025. The decrease was primarily the result of $24.8 million of common stock repurchases and a $3.4 million decrease in the fair value of available for sale investments and interest rate swaps, which is reflected in the Other Comprehensive Income component of capital. Other items impacting capital include $37.5 million in net income offset by $13.8 million of dividends paid to shareholders and a $2.8 million increase related to the reissuance of treasury stock. Cash dividends declared per common share were $0.135 for the three months ended March 31, 2026.
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
In 2018, First Commonwealth Bank, the Company's banking subsidiary, issued $100 million in subordinated debt, of which $50 million remained outstanding at March 31, 2026, which under the regulatory rules qualifies as Tier II capital. As of March 31, 2026, this subordinated debt issuance increased the total risk-based capital ratio by 50 basis points.
As of March 31, 2026, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,470,712	14.91%	$1,035,813	10.50%	$986,488	10.00%
First Commonwealth Bank	1,354,893	13.76	1,033,726	10.50	984,501	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,297,799	13.16%	$838,515	8.50%	$789,191	8.00%
First Commonwealth Bank	1,182,226	12.01	836,826	8.50	787,601	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$1,297,799	10.90%	$476,455	4.00%	$595,568	5.00%
First Commonwealth Bank	1,182,226	9.95	475,413	4.00	594,266	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,227,799	12.45%	$690,542	7.00%	$641,217	6.50%
First Commonwealth Bank	1,182,226	12.01	689,151	7.00	639,926	6.50
On April 28, 2026, First Commonwealth Financial Corporation declared a quarterly dividend of $0.14 per share payable on May 22, 2026 to shareholders of record as of May 8, 2026. The timing and amount of future dividends are at the discretion of

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
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
In September 2025, Accounting Standard Update 2025-06 ("ASU 2025-06"), “Intangibles - Goodwill and Other - Internal-Use Software" (Subtopic 350-40) was issued. ASU 2025-06 simplifies the accounting for internal-use software by removing project development stages and introducing a new capitalization threshold. Under the revised standard, software development costs are capitalized when management authorizes and commits funding for the project and it is probable the software will be completed and used as intended. ASU 2025-06 will be effective in 2028 and is not expected to have a significant impact on our financial conditions or results of operations.
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

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time, the Company repurchases shares of its common stock pursuant to repurchase programs authorized by the Board of Directors. Most recently, the Board authorized repurchase programs of $25.0 million in December 2025 and an additional $25.0 million in February 2026. The following table details the amount of shares repurchased under this program in the first quarter of 2026:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
January 31, 2026	251,227	$17.30	251,227	1,017,523
February 28, 2026	548,263	17.82	548,263	1,915,243
March 31, 2026	484,967	17.74	484,967	1,420,457
Total	1,284,457	$17.69	1,284,457
* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $18.03 at January 31, 2026, $17.53 at February 28, 2026 and $17.58 at March 31, 2026.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable

ITEM 5.    OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during quarter ended March 31, 2026.

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	2026 Annual Incentive Plan	Filed herewith

10.2	2026-2028 Long-Term Incentive Plan	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements. Note that XBRL tags are embedded within the document.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: May 11, 2026	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: May 11, 2026	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer