Form 10-Q
period 2026-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2026-08-10
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of August 7, 2026, was 101,055,925.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2026	December 31, 2025
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$110,327	$103,280
Interest-bearing bank deposits	69,308	77,082
Securities available for sale, at fair value	1,092,201	1,014,194
Securities held to maturity, at amortized cost (Fair value of $521,253 and $470,665 at June 30, 2026 and December 31, 2025, respectively)	574,542	519,422
Other investments	34,372	38,295
Loans held for sale (Includes fair value of $42,682 and $46,071 at June 30, 2026 and December 31, 2025, respectively)	44,764	271,452
Loans and leases:
Portfolio loans and leases	9,467,229	9,508,039
Allowance for credit losses	(127,425)	(125,768)
Net loans and leases	9,339,804	9,382,271
Premises and equipment, net	113,017	114,283
Other real estate owned	2,270	990
Goodwill	378,214	378,214
Amortizing intangibles, net	20,113	22,015
Bank owned life insurance	234,188	233,154
Other assets	194,706	188,384
Total assets	$12,207,826	$12,343,036
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,413,605	$2,372,771
Interest-bearing	7,846,456	7,878,198
Total deposits	10,260,061	10,250,969
Short-term borrowings	137,946	147,966
Subordinated debentures	121,683	128,466
Other long-term debt	—	129,555
Capital lease obligation	3,401	3,721
Total long-term debt	125,084	261,742
Other liabilities	115,567	127,983
Total liabilities	10,638,658	10,788,660
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 126,599,991 shares issued at both June 30, 2026 and December 31, 2025, and 101,101,529 and 102,840,771 shares outstanding at June 30, 2026 and December 31, 2025, respectively	126,600	126,600
Additional paid-in capital	676,845	675,745
Retained earnings	1,121,960	1,067,895
Accumulated other comprehensive loss, net	(70,709)	(64,600)
Treasury stock (25,498,462 and 23,759,220 shares at June 30, 2026 and December 31, 2025, respectively)	(285,528)	(251,264)
Total shareholders’ equity	1,569,168	1,554,376
Total liabilities and shareholders’ equity	$12,207,826	$12,343,036

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$142,697	$142,972	$284,598	$275,106
Interest and dividends on investments:
Taxable interest	14,478	14,448	27,129	27,916
Interest exempt from federal income taxes	87	91	173	186
Dividends	537	694	1,150	1,231
Interest on bank deposits	1,523	721	3,490	1,615
Total interest income	159,322	158,926	316,540	306,054
Interest Expense
Interest on deposits	44,918	47,919	90,369	95,923
Interest on short-term borrowings	146	1,506	315	1,866
Interest on subordinated debentures	1,782	1,838	3,572	3,676
Interest on other long-term debt	—	1,381	798	2,743
Interest on lease obligations	34	41	70	83
Total interest expense	46,880	52,685	95,124	104,291
Net Interest Income	112,442	106,241	221,416	201,763
Provision for credit losses	8,931	8,898	19,664	14,634
Provision for credit losses - acquisition day 1 non-PCD	—	3,759	—	3,759
Net Interest Income after Provision for Credit Losses	103,511	93,584	201,752	183,370
Noninterest Income
Net securities gains (losses)	311	—	540	(5,142)
Gain on sale of VISA	—	—	—	5,146
Trust income	3,583	3,029	6,991	6,051
Service charges on deposit accounts	5,744	5,595	11,274	11,033
Insurance and retail brokerage commissions	3,085	3,097	6,352	6,267
Income from bank owned life insurance	2,144	1,938	3,940	3,440
Gain on sale of mortgage loans	2,337	1,836	4,552	3,223
Gain on sale of other loans and assets	2,028	2,217	4,210	3,605
Gain on early redemption of subordinated debt	806	—	806	—
Card-related interchange income	4,005	3,998	7,666	7,652
Derivatives mark to market	95	—	89	(153)
Swap fee income	383	439	505	1,274
Other income	2,476	2,600	4,659	4,855
Total noninterest income	26,997	24,749	51,584	47,251
Noninterest Expense
Salaries and employee benefits	42,734	40,584	85,608	80,999
Net occupancy	5,017	4,894	10,582	10,623
Furniture and equipment	4,174	4,547	8,997	8,740
Data processing	4,152	4,085	8,335	7,902
Advertising and promotion	1,438	1,457	3,109	2,829
Pennsylvania shares tax	1,505	1,338	2,835	2,675
Intangible amortization	1,303	1,311	2,667	2,442
Other professional fees and services	1,650	1,903	2,756	3,523
FDIC insurance	1,147	1,550	2,736	2,929
Loss on sale or write-down of assets	86	71	653	286
Litigation and operational losses	776	470	1,633	1,263
Merger and acquisition related	106	3,955	223	4,064
Other operating	10,147	10,103	19,696	19,243
Total noninterest expense	74,235	76,268	149,830	147,518
Income Before Income Taxes	56,273	42,065	103,506	83,103
Income tax provision	11,684	8,663	21,369	17,005
Net Income	$44,589	$33,402	$82,137	$66,098

Average Shares Outstanding	101,194,246	103,628,392	101,653,489	102,602,937
Average Shares Outstanding Assuming Dilution	101,558,853	103,928,428	101,970,008	102,886,345
Per Share Data:
Per Share Data: Basic Earnings per Share	$0.44	$0.32	$0.81	$0.64
Diluted Earnings per Share	$0.44	$0.32	$0.81	$0.64
Cash Dividends Declared per Common Share	$0.140	$0.135	$0.275	$0.265

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net Income	$44,589	$33,402	$82,137	$66,098
Other comprehensive (loss) income, before tax benefit (expense):
Unrealized holding (losses) gains on securities arising during the period	(3,227)	4,469	(8,472)	21,562
Reclassifcation adjustment for losses (gains) included in net income	(311)	—	(540)	5,142
Unrealized holding gains on derivatives arising during the period	113	1,891	1,280	6,668
Total other comprehensive (loss) income, before tax benefit (expense)	(3,425)	6,360	(7,732)	33,372
Income tax benefit (expense) related to items of other comprehensive (loss) income	719	(1,336)	1,623	(7,008)
Total other comprehensive (loss) income	(2,706)	5,024	(6,109)	26,364
Comprehensive Income	$41,883	$38,426	$76,028	$92,462

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2025	102,840,771	$126,600	$675,745	$1,067,895	$(64,600)	$(251,264)	$1,554,376
Net income				82,137			82,137
Other comprehensive loss					(6,109)		(6,109)
Cash dividends declared ($0.275 per share)				(28,072)			(28,072)
Treasury stock acquired	(2,050,639)		23			(36,874)	(36,851)
Treasury stock reissued	212,078		368	—		2,234	2,602
Restricted stock	99,319	—	709	—		376	1,085
Balance at June 30, 2026	101,101,529	$126,600	$676,845	$1,121,960	$(70,709)	$(285,528)	$1,569,168

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2024	101,758,450	$123,603	$631,367	$971,082	$(102,514)	$(218,373)	$1,405,165
Net income				66,098			66,098
Other comprehensive income					26,364		26,364
Cash dividends declared ($0.265 per share)				(27,390)			(27,390)
Treasury stock acquired	(142,036)					(2,315)	(2,315)
Treasury stock reissued	190,547		993	—		1,879	2,872
Restricted stock	122,015	—	806	—		259	1,065
Common stock issuance	2,996,611	2,997	42,911				45,908
Balance at June 30, 2025	104,925,587	$126,600	$676,077	$1,009,790	$(76,150)	$(218,550)	$1,517,767

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at March 31, 2026	101,679,621	$126,600	$676,352	$1,091,594	$(68,003)	$(273,846)	$1,552,697
Net income				44,589			44,589
Other comprehensive loss					(2,706)		(2,706)
Cash dividends declared ($0.140 per share)				(14,223)			(14,223)
Treasury stock acquired	(646,370)		23			(12,061)	(12,038)
Treasury stock reissued	13,778		104	—		150	254
Restricted stock	54,500	—	366	—		229	595
Common stock issued	—	—	—				—
Balance at June 30, 2026	101,101,529	$126,600	$676,845	$1,121,960	$(70,709)	$(285,528)	$1,569,168

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at March 31, 2025	101,927,219	$123,603	$632,957	$990,540	$(81,174)	$(218,875)	$1,447,051
Net income				33,402			33,402
Other comprehensive income					5,024		5,024
Cash dividends declared ($0.135 per share)				(14,152)			(14,152)
Treasury stock acquired	(32,844)					(508)	(508)
Treasury stock reissued	34,601		191	—		342	533
Restricted stock	—	—	18	—		491	509
Common stock issuance	2,996,611	2,997	42,911	—			45,908
Balance at June 30, 2025	104,925,587	$126,600	$676,077	$1,009,790	$(76,150)	$(218,550)	$1,517,767
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Operating Activities	(dollars in thousands)
Net income	$82,137	$66,098
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	19,664	18,393
Deferred tax expense	4,330	518
Depreciation and amortization	3,870	2,941
Net gains on securities and other assets	(8,692)	(6,345)
Net (accretion) amortization of premiums and discounts on securities	(140)	18
Gain on early redemption of subordinated debentures	(806)	—
Income from increase in cash surrender value of bank owned life insurance	(3,492)	(3,274)
Decrease (increase) in interest receivable	1,683	(211)
Mortgage loans originated for sale	(149,414)	(125,825)
Proceeds from sale of mortgage loans	153,529	130,480
Decrease in interest payable	(1,852)	(1,221)
Increase in income taxes payable	1,854	854
Other, net	(12,203)	3,865
Net cash provided by operating activities	90,468	86,291
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	44,493	35,183
Purchases	(99,787)	(127,860)
Transactions with securities available for sale:
Proceeds from sales	—	69,862
Proceeds from maturities and redemptions	154,301	120,778
Purchases	(240,466)	(111,514)
Proceeds from sale of equity securities	—	5,146
Purchases of FHLB stock	(12,397)	(30,615)
Proceeds from the redemption of FHLB stock	15,770	23,099
Proceeds from the redemption of other investments	550	—
Proceeds from bank owned life insurance	1,804	2,485
Proceeds from sale of loans	250,255	38,073
Proceeds from sale of other assets	4,544	3,459
Net cash received from business acquisition	—	4,672
Net increase in loans and leases	(667)	(323,303)
Purchases of premises and equipment and other assets	(7,624)	(10,399)
Net cash provided by (used in) investing activities	110,776	(300,934)
Financing Activities
Net (decrease) increase in other short-term borrowings	(10,020)	143,235
Net increase in deposits	9,126	148,613
Repayments of other long-term debt	(129,555)	(20,680)
Long-term debt prepayment penalty	(511)	—
Repayments of capital lease obligation	(320)	(300)
Repayments of subordinated debentures	(5,999)	—
Dividends paid	(28,072)	(27,390)
Proceeds from reissuance of treasury stock	254	237
Purchase of treasury stock	(36,874)	(2,315)
Net cash (used in) provided by financing activities	(201,971)	241,400
Net (decrease) increase in cash and cash equivalents	(727)	26,757
The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Six Months Ended
	June 30,
	2026	2025
Operating Activities	(dollars in thousands)
Cash and cash equivalents at January 1	180,362	133,409
Cash and cash equivalents at June 30	$179,635	$160,166
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
The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year of 2026. These interim financial statements should be read in conjunction with First Commonwealth’s 2025 Annual Report on Form 10-K.
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
Total costs related to the acquisition was $4.6 million, of which $0.1 million and $0.2 million were recognized in the three and six months ended June 30, 2026, respectively. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Consolidated Statements of Income.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 Supplemental Comprehensive Income Disclosures
The following table identifies the related tax effects allocated to each component of other comprehensive income (“OCI”) in the unaudited Consolidated Statements of Comprehensive Income. Reclassification adjustments related to securities available for sale are included in the "Net securities gains (losses)" line in the unaudited Consolidated Statements of Income.

	For the Six Months Ended June 30,
	2026			2025
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(8,472)	$1,785	$(6,687)	$21,562	$(4,528)	$17,034
Reclassification adjustment for (gains) losses on securities included in net income	(540)	114	(426)	5,142	(1,080)	4,062
Total unrealized (losses) gains on securities	(9,012)	1,899	(7,113)	26,704	(5,608)	21,096
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	1,280	(276)	1,004	6,668	(1,400)	5,268
Total unrealized gains on derivatives	1,280	(276)	1,004	6,668	(1,400)	5,268
Total other comprehensive (loss) income	$(7,732)	$1,623	$(6,109)	$33,372	$(7,008)	$26,364

	For the Three Months Ended June 30,
	2026			2025
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(3,227)	$678	$(2,549)	$4,469	$(939)	$3,530
Reclassification adjustment for gains on securities included in net income	(311)	66	(245)	—	—	—
Total unrealized (losses) gains on securities	(3,538)	744	(2,794)	4,469	(939)	3,530
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	113	(25)	88	1,891	(397)	1,494
Total unrealized gains on derivatives	113	(25)	88	1,891	(397)	1,494
Total other comprehensive (loss) income	$(3,425)	$719	$(2,706)	$6,360	$(1,336)	$5,024

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the six months ended June 30:

	2026				2025
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(64,381)	$381	$(600)	$(64,600)	$(94,403)	$339	$(8,450)	$(102,514)
Other comprehensive (loss) income before reclassification adjustment	(6,687)	—	1,004	(5,683)	17,034	—	5,268	22,302
Amounts reclassified from accumulated other comprehensive (loss) income	(426)	—	—	(426)	4,062	—	—	4,062
Net other comprehensive (loss) income during the period	(7,113)	—	1,004	(6,109)	21,096	—	5,268	26,364
Balance at June 30	$(71,494)	$381	$404	$(70,709)	$(73,307)	$339	$(3,182)	$(76,150)

The following table details the change in components of OCI for the three months ended June 30:

	2026				2025
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at March 31	$(68,700)	$381	$316	$(68,003)	$(76,837)	$339	$(4,676)	$(81,174)
Other comprehensive (loss) income before reclassification adjustment	(2,549)	—	88	(2,461)	3,530	—	1,494	5,024
Amounts reclassified from accumulated other comprehensive (loss) income	(245)	—	—	(245)	—	—	—	—
Net other comprehensive (loss) income during the period	(2,794)	—	88	(2,706)	3,530	—	1,494	5,024
Balance at June 30	$(71,494)	$381	$404	$(70,709)	$(73,307)	$339	$(3,182)	$(76,150)
Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the six months ended June 30:

	2026	2025
	(dollars in thousands)
Cash paid during the period for:
Interest	$96,970	$105,444
Income taxes	14,558	8,171
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	4,949	2,985
Loans transferred from held to maturity to held for sale	29,287	34,058
Loans transferred from held for sale to held to maturity	(25,170)	(4,425)
Gross (decrease) increase in market value adjustment to securities available for sale	(9,012)	26,704
Gross increase in market value adjustment to derivatives	1,281	6,668
Noncash treasury stock reissuance	2,348	2,339
Excise tax on treasury stock repurchased	(23)	—
Net assets acquired through acquisition	—	26,595
Proceeds from death benefit on bank owned life insurance not received	654	304

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average common shares issued	126,599,991	125,612,097	126,599,991	124,613,288
Average treasury stock shares	(25,125,093)	(21,656,080)	(24,685,464)	(21,700,837)
Average deferred compensation shares	(56,742)	(56,581)	(56,724)	(56,562)
Average unearned non-vested shares	(223,910)	(271,044)	(204,314)	(252,952)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	101,194,246	103,628,392	101,653,489	102,602,937
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	308,025	243,412	259,937	226,784
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	56,582	56,624	56,582	56,624
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	101,558,853	103,928,428	101,970,008	102,886,345
Per Share Data:
Basic Earnings per Share	$0.44	$0.32	$0.81	$0.64
Diluted Earnings per Share	$0.44	$0.32	$0.81	$0.64
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the six months ended June 30, because to do so would have been antidilutive.

	2026			2025
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	101,140	$12.39	$18.64	126,903	$12.70	$18.62
Restricted Stock Units	—	$—	$—	39,950	$18.14	$18.14

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
The following table identifies the notional amount of those instruments at the date shown below:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,355,525	$2,425,873
Financial standby letters of credit	13,882	14,371
Performance standby letters of credit	13,834	16,620
Commercial letters of credit	459	569

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notional amounts outstanding as of June 30, 2026 include amounts issued in 2026 of $0.9 million in performance standby letters of credit. There were no financial standby letters of credit or commercial letters of credit issued in 2026. A liability of $0.3 million has been recorded as of both June 30, 2026 and December 31, 2025, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $6.6 million and $8.2 million as of June 30, 2026 and December 31, 2025, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans as well as estimated utilization for each loan category.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of June 30, 2026, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	June 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,445	$15	$(177)	$2,283	$2,638	$23	$(165)	$2,496
Mortgage-Backed Securities – Commercial	686,051	854	(47,273)	639,632	701,572	3,788	(43,671)	661,689
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	444,090	645	(43,821)	400,914	336,493	1,087	(42,057)	295,523
Other Government-Sponsored Enterprises	1,000	—	(1)	999	1,000	—	(16)	984
Obligations of States and Political Subdivisions	7,560	1	(612)	6,949	7,560	1	(590)	6,971
Corporate Securities	42,104	334	(1,014)	41,424	46,969	782	(1,220)	46,531
Total Debt Securities Available for Sale	$1,183,250	$1,849	$(92,898)	$1,092,201	$1,096,232	$5,681	$(87,719)	$1,014,194
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2026, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$1,000	$998
Due after 1 but within 5 years	27,636	26,903
Due after 5 but within 10 years	22,028	21,471
Due after 10 years	—	—
	50,664	49,372
Mortgage-Backed Securities (a)	1,132,586	1,042,829
Total Debt Securities	$1,183,250	$1,092,201
(a)  Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $688.5 million and a fair value of $641.9 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $444.1 million and a fair value of $400.9 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, calls and maturities related to securities held to maturity and securities available for sale were as follows for the six months ended June 30:

	2026	2025
	(dollars in thousands)
Proceeds from sales	$—	$69,862
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	—	(5,142)
	—	(5,142)
Maturities
Gross gains	540	—
Gross losses	—	—
	540	—
Net gains (losses)	$540	$(5,142)
For the six months ended June 30, 2026, gains from maturities in the above table are related to the call of two corporate securities.
For the six months ended June 30, 2025, proceeds from sales included in the above table are a result of management selling $53.7 million in available for sale investment securities yielding 2.61% and reinvesting the proceeds into securities yielding 5.41%. Additionally, $21.4 million in proceeds from sales are a result of the sale of investments acquired as part of the Center acquisition. All of the acquired investments were recorded at fair value at the time of acquisition and subsequently sold at the same value.
Securities available for sale with an estimated fair value of $591.1 million and $624.0 million were pledged as of June 30, 2026 and December 31, 2025, respectively, to secure public deposits and for other purposes required or permitted by law.
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
Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	June 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$1,306	$—	$(150)	$1,156	$1,379	$—	$(144)	$1,235
Mortgage-Backed Securities- Commercial	148,570	88	(13,441)	135,217	163,625	606	(12,320)	151,911
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	378,466	20	(35,641)	342,845	307,676	485	(33,395)	274,766
Other Government-Sponsored Enterprises	23,366	—	(2,887)	20,479	23,199	—	(2,735)	20,464
Obligations of States and Political Subdivisions	22,234	—	(1,276)	20,958	22,743	—	(1,250)	21,493
Debt Securities Issued by Foreign Governments	600	—	(2)	598	800	—	(4)	796
Total Debt Securities Held to Maturity	$574,542	$108	$(53,397)	$521,253	$519,422	$1,091	$(49,848)	$470,665
The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$1,305	$1,299
Due after 1 but within 5 years	41,096	37,380
Due after 5 but within 10 years	3,235	2,888
Due after 10 years	564	468
	46,200	42,035
Mortgage-Backed Securities (a)	528,342	479,218
Total Debt Securities	$574,542	$521,253
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $149.9 million and a fair value of $136.4 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $378.5 million and a fair value of $342.8 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $365.5 million and $349.2 million were pledged as of June 30, 2026 and December 31, 2025, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2026 and December 31, 2025, our FHLB stock totaled $29.2 million and $32.6 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and six months ended June 30, 2026.
At June 30, 2026 and December 31, 2025, "Other investments" also includes $5.2 million and $5.7 million, respectively, in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the six-months ended June 30, 2026 and 2025, there were no gains or losses recognized through earnings on these equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of any decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, the impact of interest rate changes and other relevant information.
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
The following table presents the gross unrealized losses and estimated fair values at June 30, 2026, for available for sale securities for which an allowance for credit losses has not been recorded and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$—	$—	$2,654	$(327)	$2,654	$(327)
Mortgage-Backed Securities – Commercial	379,147	(4,380)	236,676	(56,334)	615,823	(60,714)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	220,112	(2,160)	409,615	(77,302)	629,727	(79,462)
Other Government-Sponsored Enterprises	—	—	21,477	(2,888)	21,477	(2,888)
Obligations of States and Political Subdivisions	1,345	(4)	24,661	(1,884)	26,006	(1,888)
Debt Securities Issued by Foreign Governments	—	—	198	(2)	198	(2)
Corporate Securities	2,469	(31)	22,845	(983)	25,314	(1,014)
Total Securities	$603,073	$(6,575)	$718,126	$(139,720)	$1,321,199	$(146,295)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At June 30, 2026, fixed income securities issued by the U.S. Government and U.S. Government-sponsored enterprises comprised 96% of the estimated fair value for the total portfolio and 98% of total unrealized losses. All unrealized losses are the result of changes in market interest rates. At June 30, 2026, there are 234 debt securities in the portfolio, with 168 debt securities in an unrealized loss position.
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
As of June 30, 2026, our corporate securities had an amortized cost and an estimated fair value of $42.1 million and $41.4 million, respectively. As of December 31, 2025, our corporate securities had an amortized cost and estimated fair value of $47.0 million and $46.5 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were 6 corporate securities out of a total of 11 that were in an unrealized loss position at June 30, 2026 and 7 corporate securities out of a total of 12 that were in an unrealized loss position at December 31, 2025. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the six months ended June 30, 2026 and 2025.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Consolidated Statements of Financial Condition net of deferred fees and costs, and discounts related to purchased loans. Net deferred fees were $24.4 million and $21.2 million as of June 30, 2026 and December 31, 2025, respectively, and discounts on purchased loans from acquisitions were $17.6 million and $20.2 million as of June 30, 2026 and December 31, 2025, respectively. The following table provides outstanding balances related to each of our loan types:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,071,387	$2,044,989
Time and demand	1,151,708	1,226,054
Commercial credit cards	12,135	11,408
Equipment finance	784,754	693,265
Time and demand other	122,790	114,262
Real estate construction	486,666	462,786
Construction other	456,253	415,536
Construction residential	30,413	47,250
Residential real estate	2,368,166	2,360,285
Residential first lien	1,605,497	1,631,019
Residential junior lien/home equity	762,669	729,266
Commercial real estate	3,083,774	3,182,109
Multifamily	636,826	594,790
Non-owner occupied	1,690,230	1,834,016
Owner occupied	756,718	753,303
Loans to individuals	1,457,236	1,457,870
Automobile and recreational vehicles	1,390,894	1,387,195
Consumer credit cards	8,819	9,496
Consumer other	57,523	61,179
Total loans and leases	$9,467,229	$9,508,039
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
Calculation of the Allowance for Credit Losses
The allowance for credit losses is calculated by pooling loans with similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default, and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 4.23%, and during the one-year forecast period it was projected to average 5.13%, with a peak of 5.46%.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2026
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,941,594	$65,883	$63,910	$—	$—	$129,793	$2,071,387
Time and demand	1,034,354	61,798	55,556	—	—	117,354	1,151,708
Commercial credit cards	12,135	—	—	—	—	—	12,135
Equipment finance	772,315	4,085	8,354	—	—	12,439	784,754
Time and demand other	122,790	—	—	—	—	—	122,790
Real estate construction	486,119	427	120	—	—	547	486,666
Construction other	455,706	427	120	—	—	547	456,253
Construction residential	30,413	—	—	—	—	—	30,413
Residential real estate	2,350,590	2,098	15,478	—	—	17,576	2,368,166
Residential first lien	1,592,791	2,098	10,608	—	—	12,706	1,605,497
Residential junior lien/home equity	757,799	—	4,870	—	—	4,870	762,669
Commercial real estate	2,945,202	69,682	68,890	—	—	138,572	3,083,774
Multifamily	613,807	11,800	11,219	—	—	23,019	636,826
Non-owner occupied	1,623,800	34,844	31,586	—	—	66,430	1,690,230
Owner occupied	707,595	23,038	26,085	—	—	49,123	756,718
Loans to individuals	1,457,227	—	9	—	—	9	1,457,236
Automobile and recreational vehicles	1,390,887	—	7	—	—	7	1,390,894
Consumer credit cards	8,819	—	—	—	—	—	8,819
Consumer other	57,521	—	2	—	—	2	57,523
Total loans and leases	$9,180,732	$138,090	$148,407	$—	$—	$286,497	$9,467,229

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2025
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,924,977	$53,739	$65,381	$892	$—	$120,012	$2,044,989
Time and demand	1,112,673	49,765	62,724	892	—	113,381	1,226,054
Commercial credit cards	11,408	—	—	—	—	—	11,408
Equipment finance	686,636	3,972	2,657	—	—	6,629	693,265
Time and demand other	114,260	2	—	—	—	2	114,262
Real estate construction	460,716	463	1,607	—	—	2,070	462,786
Construction other	413,466	463	1,607	—	—	2,070	415,536
Construction residential	47,250	—	—	—	—	—	47,250
Residential real estate	2,342,701	4,402	13,182	—	—	17,584	2,360,285
Residential first lien	1,618,090	4,402	8,527	—	—	12,929	1,631,019
Residential junior lien/home equity	724,611	—	4,655	—	—	4,655	729,266
Commercial real estate	3,054,645	69,182	58,282	—	—	127,464	3,182,109
Multifamily	575,330	7,718	11,742	—	—	19,460	594,790
Non-owner occupied	1,777,941	40,928	15,147	—	—	56,075	1,834,016
Owner occupied	701,374	20,536	31,393	—	—	51,929	753,303
Loans to individuals	1,457,836	—	34	—	—	34	1,457,870
Automobile and recreational vehicles	1,387,163	—	32	—	—	32	1,387,195
Consumer credit cards	9,496	—	—	—	—	—	9,496
Consumer other	61,177	—	2	—	—	2	61,179
Total loans and leases	$9,240,875	$127,786	$138,486	$892	$—	$267,164	$9,508,039
The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year:

	June 30, 2026
	Term Loans						Revolving Loans
	2026	2025	2024	2023	2022	Prior		Total
	(dollars in thousands)
Time and demand	$63,223	$120,098	$127,317	$82,220	$70,492	$102,248	$586,110	$1,151,708
Pass	63,223	111,528	108,090	77,991	63,702	83,349	526,471	1,034,354
OAEM	—	4,036	14,769	691	3,643	9,639	29,020	61,798
Substandard	—	4,534	4,458	3,538	3,147	9,260	30,619	55,556
Gross charge-offs	—	(357)	(883)	(132)	(662)	(542)	(5,484)	(8,060)
Gross recoveries	—	—	13	—	82	153	171	419
Commercial credit cards	—	—	—	—	—	—	12,135	12,135
Pass	—	—	—	—	—	—	12,135	12,135
Gross charge-offs	—	—	—	—	—	—	(277)	(277)
Gross recoveries	—	—	—	—	—	—	3	3
Equipment finance	197,710	337,961	162,411	69,917	16,755	—	—	784,754
Pass	197,710	332,847	158,136	67,995	15,627	—	—	772,315
OAEM	—	1,890	1,191	648	356	—	—	4,085
Substandard	—	3,224	3,084	1,274	772	—	—	8,354
Gross charge-offs	—	(917)	(1,277)	(502)	(196)	—	—	(2,892)
Gross recoveries	—	15	128	38	121	—	—	302

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2026
	Term Loans						Revolving Loans
	2026	2025	2024	2023	2022	Prior		Total
	(dollars in thousands)
Time and demand other	15,076	8,329	10,321	14,644	5,625	59,419	9,376	122,790
Pass	15,076	8,329	10,321	14,644	5,625	59,419	9,376	122,790
Gross charge-offs	—	—	—	—	—	—	(1,049)	(1,049)
Gross recoveries	—	—	—	—	—	—	108	108
Construction other	40,320	212,399	85,262	100,532	565	13,617	3,558	456,253
Pass	40,320	212,399	85,262	100,276	394	13,497	3,558	455,706
OAEM	—	—	—	256	171	—	—	427
Substandard	—	—	—	—	—	120	—	120
Gross charge-offs	—	—	—	—	—	(326)	—	(326)
Gross recoveries	—	—	—	—	—	—	—	—
Construction residential	6,311	16,484	2,574	1,729	2,499	813	3	30,413
Pass	6,311	16,484	2,574	1,729	2,499	813	3	30,413
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Residential first lien	49,415	84,414	52,110	143,465	324,993	948,640	2,460	1,605,497
Pass	49,390	84,405	51,291	140,664	321,932	942,709	2,400	1,592,791
OAEM	—	—	586	—	—	1,452	60	2,098
Substandard	25	9	233	2,801	3,061	4,479	—	10,608
Gross charge-offs	—	—	—	(17)	(311)	(86)	—	(414)
Gross recoveries	—	—	—	—	—	39	—	39
Residential junior lien/home equity	25,137	47,876	15,813	40,030	42,671	32,931	558,211	762,669
Pass	25,137	47,876	15,813	40,030	42,561	32,740	553,642	757,799
Substandard	—	—	—	—	110	191	4,569	4,870
Gross charge-offs	—	—	—	—	—	—	(45)	(45)
Gross recoveries	—	—	—	—	—	9	25	34
Multifamily	33,703	32,778	56,186	121,450	166,172	224,897	1,640	636,826
Pass	33,703	32,778	52,887	120,185	153,426	219,188	1,640	613,807
OAEM	—	—	3,299	1,265	1,537	5,699	—	11,800
Substandard	—	—	—	—	11,209	10	—	11,219
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Non-owner occupied	91,658	187,836	91,723	191,022	367,243	748,653	12,095	1,690,230
Pass	91,658	187,836	91,525	190,015	352,557	698,179	12,030	1,623,800
OAEM	—	—	198	—	12,109	22,537	—	34,844
Substandard	—	—	—	1,007	2,577	27,937	65	31,586
Gross charge-offs	—	—	—	—	—	(3,568)	—	(3,568)
Gross recoveries	—	—	—	—	—	9	—	9
Owner occupied	44,840	122,390	74,948	99,271	121,256	279,672	14,341	756,718
Pass	44,840	121,528	63,808	94,578	113,612	257,506	11,723	707,595
OAEM	—	573	6,467	2,159	3,065	9,555	1,219	23,038
Substandard	—	289	4,673	2,534	4,579	12,611	1,399	26,085
Gross charge-offs	—	—	(658)	—	(36)	—	(258)	(952)
Gross recoveries	—	—	—	28	172	44	—	244
Automobile and recreational vehicles	266,028	462,338	234,895	173,865	154,807	98,961	—	1,390,894
Pass	266,028	462,338	234,895	173,865	154,807	98,954	—	1,390,887
Substandard	—	—	—	—	—	7	—	7
Gross charge-offs	(22)	(831)	(1,014)	(890)	(757)	(406)	—	(3,920)
Gross recoveries	—	122	406	353	341	267	—	1,489

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2026
	Term Loans						Revolving Loans
	2026	2025	2024	2023	2022	Prior		Total
	(dollars in thousands)
Consumer credit cards	—	—	—	—	—	—	8,819	8,819
Pass	—	—	—	—	—	—	8,819	8,819
Gross charge-offs	—	—	—	—	—	—	(202)	(202)
Gross recoveries	—	—	—	—	—	—	31	31
Consumer other	3,677	5,256	3,606	1,588	661	8,993	33,742	57,523
Pass	3,677	5,256	3,606	1,588	661	8,993	33,740	57,521
Substandard	—	—	—	—	—	—	2	2
Gross charge-offs	—	(81)	(64)	(38)	(12)	(63)	(434)	(692)
Gross recoveries	—	—	3	13	7	37	57	117
Total loans and leases	$837,098	$1,638,159	$917,166	$1,039,733	$1,273,739	$2,518,844	$1,242,490	$9,467,229
Total charge-offs	$(22)	$(2,186)	$(3,896)	$(1,579)	$(1,974)	$(4,991)	$(7,749)	$(22,397)
Total recoveries	$—	$137	$550	$432	$723	$558	$395	$2,795

	December 31, 2025
	Term Loans						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
	(dollars in thousands)
Time and demand	$144,802	$143,570	$95,587	$90,711	$66,053	$94,425	$590,906	$1,226,054
Pass	138,416	129,314	90,204	82,891	55,709	84,813	531,326	1,112,673
OAEM	1,615	10,115	2,639	2,655	1,888	1,888	28,965	49,765
Substandard	4,771	4,141	2,744	5,165	8,456	7,724	29,723	62,724
Doubtful	—	—	—	—	—	—	892	892
Gross charge-offs	(305)	(283)	(400)	(2,897)	(389)	(2,368)	(9,540)	(16,182)
Gross recoveries	—	—	—	402	26	862	2,933	4,223
Commercial credit cards	—	—	—	—	—	—	11,408	11,408
Pass	—	—	—	—	—	—	11,408	11,408
Gross charge-offs	—	—	—	—	—	—	(302)	(302)
Gross recoveries	—	—	—	—	—	—	35	35
Equipment finance	385,806	195,713	87,528	24,218	—	—	—	693,265
Pass	385,724	192,228	85,679	23,005	—	—	—	686,636
OAEM	82	2,588	740	562	—	—	—	3,972
Substandard	—	897	1,109	651	—	—	—	2,657
Gross charge-offs	(89)	(673)	(418)	(1,108)	—	—	—	(2,288)
Gross recoveries	—	7	165	454	—	—	—	626
Time and demand other	9,347	10,927	12,347	4,079	15,114	50,358	12,090	114,262
Pass	9,347	10,927	12,347	4,079	15,114	50,358	12,088	114,260
OAEM	—	—	—	—	—	—	2	2
Gross charge-offs	—	—	—	—	—	—	(1,480)	(1,480)
Gross recoveries	—	—	—	—	—	1	233	234
Construction other	149,758	78,078	115,404	32,501	28,324	8,905	2,566	415,536
Pass	149,758	78,078	115,115	32,327	26,849	8,773	2,566	413,466
OAEM	—	—	289	174	—	—	—	463
Substandard	—	—	—	—	1,475	132	—	1,607
Gross charge-offs	(10)	—	(359)	(355)	—	—	(8)	(732)
Gross recoveries	—	—	—	—	—	—	—	—

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
Total net charge-offs for the six months ended June 30, 2026 and 2025 were $19.6 million and $5.9 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of June 30, 2026 and December 31, 2025. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	June 30, 2026
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$4,085	$10,375	$1,675	$40,682	$56,817	$2,014,570	$2,071,387
Time and demand	1,425	9,164	1,675	38,004	50,268	1,101,440	1,151,708
Commercial credit cards	45	31	—	—	76	12,059	12,135
Equipment finance	2,614	1,180	—	2,678	6,472	778,282	784,754
Time and demand other	1	—	—	—	1	122,789	122,790
Real estate construction	1,703	—	—	—	1,703	484,963	486,666
Construction other	918	—	—	—	918	455,335	456,253
Construction residential	785	—	—	—	785	29,628	30,413
Residential real estate	7,061	3,192	1,149	15,329	26,731	2,341,435	2,368,166
Residential first lien	3,786	2,017	982	10,459	17,244	1,588,253	1,605,497
Residential junior lien/home equity	3,275	1,175	167	4,870	9,487	753,182	762,669
Commercial real estate	7,849	1,389	—	25,622	34,860	3,048,914	3,083,774
Multifamily	—	—	—	10,846	10,846	625,980	636,826
Non-owner occupied	1,163	—	—	6,389	7,552	1,682,678	1,690,230
Owner occupied	6,686	1,389	—	8,387	16,462	740,256	756,718
Loans to individuals	6,276	1,302	394	7	7,979	1,449,257	1,457,236
Automobile and recreational vehicles	5,906	1,082	213	5	7,206	1,383,688	1,390,894
Consumer credit cards	42	43	—	—	85	8,734	8,819
Consumer other	328	177	181	2	688	56,835	57,523
Total loans and leases	$26,974	$16,258	$3,218	$81,640	$128,090	$9,339,139	$9,467,229

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
Nonaccrual loans in the above tables include loans with government guarantees of $23.3 million at June 30, 2026 and $31.5 million at December 31, 2025.
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
At June 30, 2026 and December 31, 2025, there was no nonperforming loans held for sale. During both the six months ended June 30, 2026 and 2025, there were no gains recognized on the sale of nonperforming loans.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of June 30, 2026 and December 31, 2025. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2026			December 31, 2025
	Recorded investment	Unpaid principal balance	Related specific allowance	Recorded investment	Unpaid principal balance	Related specific allowance
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$23,411	$33,450		$22,422	$31,583
Time and demand	21,534	31,573		21,092	30,253
Equipment finance	1,877	1,877		1,330	1,330
Time and demand other	—	—		—	—
Real estate construction	—	—		1,475	1,475
Construction other	—	—		1,475	1,475
Construction residential	—	—		—	—
Residential real estate	13,357	14,934		11,874	13,678
Residential first lien	9,608	10,577		7,219	8,148
Residential junior lien/home equity	3,749	4,357		4,655	5,530
Commercial real estate	14,786	22,426		17,853	23,807
Multifamily	10	12		10	12
Non-owner occupied	6,389	11,993		8,799	12,879
Owner occupied	8,387	10,421		9,044	10,916
Loans to individuals	7	16		32	78
Automobile and recreational vehicles	5	14		30	62
Consumer other	2	2		2	16
Subtotal	51,561	70,826		53,656	70,621
With a specific allowance recorded:
Commercial, financial, agricultural and other	17,271	18,077	$8,122	24,196	34,249	$6,959
Time and demand	16,470	17,276	7,716	24,196	34,249	6,959
Equipment finance	801	801	406	—	—	—
Time and demand other	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Construction other	—	—	—	—	—	—
Construction residential	—	—	—	—	—	—
Residential real estate	1,972	2,308	107	1,145	1,160	162
Residential first lien	851	884	92	1,145	1,160	162
Residential junior lien/home equity	1,121	1,424	15	—	—	—
Commercial real estate	10,836	10,838	2,085	12,759	12,871	2,715
Multifamily	10,836	10,838	2,085	—	—	—
Non-owner occupied	—	—	—	5,357	5,357	2,280
Owner occupied	—	—	—	7,402	7,514	435
Loans to individuals	—	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Subtotal	30,079	31,223	10,314	38,100	48,280	9,836
Total	$81,640	$102,049	$10,314	$91,756	$118,901	$9,836

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30,
	2026		2025
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$29,524	$12	$8,647	$78
Time and demand	27,628	12	7,851	78
Equipment finance	1,896	—	796	—
Time and demand other	—	—	—	—
Real estate construction	492	—	1,681	106
Construction other	492	—	1,681	106
Construction residential	—	—	—	—
Residential real estate	12,134	66	9,599	42
Residential first lien	8,480	64	6,759	29
Residential junior lien/home equity	3,654	2	2,840	13
Commercial real estate	22,404	444	21,013	228
Multifamily	10	—	177	—
Non-owner occupied	9,737	391	14,096	184
Owner occupied	12,657	53	6,740	44
Loans to individuals	17	1	262	1
Automobile and recreational vehicles	11	1	223	1
Consumer other	6	—	39	—
Subtotal	64,571	523	41,202	455
With a specific allowance recorded:
Commercial, financial, agricultural and other	13,743	—	18,899	—
Time and demand	13,474	—	18,848	—
Equipment finance	269	—	51	—
Time and demand other	—	—	—	—
Real estate construction	—	—	267	—
Construction other	—	—	90	—
Construction residential	—	—	177	—
Residential real estate	2,006	—	2,789	—
Residential first lien	868	—	1,191	—
Residential junior lien/home equity	1,138	—	1,598	—
Commercial real estate	7,393	—	6,600	—
Multifamily	7,393	—	—	—
Non-owner occupied	—	—	2,920	—
Owner occupied	—	—	3,680	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	23,142	—	28,555	—
Total	$87,713	$523	$69,757	$455

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2026		2025
	Average recorded investment	Interest income recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$25,396	$—	$6,906	$—
Time and demand	23,492	—	6,153	—
Equipment finance	1,904	—	753	—
Time and demand other	—	—	—	—
Real estate construction	—	—	1,511	—
Construction other	—	—	1,511	—
Construction residential	—	—	—	—
Residential real estate	12,933	39	9,359	23
Residential first lien	9,146	37	6,556	10
Residential junior lien/home equity	3,787	2	2,803	13
Commercial real estate	17,857	436	13,021	44
Multifamily	10	—	—	—
Non-owner occupied	7,208	390	334	—
Owner occupied	10,639	46	12,687	44
Loans to individuals	8	1	254	1
Automobile and recreational vehicles	6	1	246	1
Consumer other	2	—	8	—
Subtotal	56,194	476	31,051	68
With a specific allowance recorded:
Commercial, financial, agricultural and other	15,812	—	32,311	—
Time and demand	15,273	—	32,210	—
Equipment finance	539	—	101	—
Time and demand other	—	—	—	—
Real estate construction	—	—	535	—
Construction other	—	—	180	—
Construction residential	—	—	355	—
Residential real estate	1,988	—	2,941	—
Residential first lien	859	—	1,343	—
Residential junior lien/home equity	1,129	—	1,598	—
Commercial real estate	10,886	—	9,084	—
Multifamily	10,886	—	—	—
Non-owner occupied	—	—	3,184	—
Owner occupied	—	—	5,900	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	28,686	—	44,871	—
Total	$84,880	$476	$75,922	$68
Unfunded commitments related to nonperforming loans were $3.2 million and $0.2 million at June 30, 2026 and December 31, 2025, respectively. After consideration of the requirements to draw and available collateral related to these commitments, it was determined that no reserve was required for these commitments at June 30, 2026 and December 31, 2025.

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
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty:

	For the Six Months Ended June 30, 2026
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Rate Reduction and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$—	$—	$—	$988	$—	$—	$988	0.05%
Time and demand	—	—	—	988	—	—	988	0.09
Residential real estate	—	—	—	83	—	—	83	—
Residential first lien	—	—	—	83	—	—	83	0.01
Commercial real estate	—	18,523	—	—	12,840	—	31,363	1.02
Multifamily	—	10,836	—	—	—	—	10,836	1.70
Non-owner occupied	—	7,687	—	—	12,840	—	20,527	1.21
Total	$—	$18,523	$—	$1,071	$12,840	$—	$32,434	0.34%

	For the Six Months Ended June 30, 2025
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Rate Reduction and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$—	$—	$31,880	$312	$—	$—	$32,192	1.65%
Time and demand	—	—	31,880	—	—	—	31,880	2.54
Equipment finance	—	—	—	312	—	—	312	0.05
Residential real estate	—	—	25	720	—	—	745	0.03
Residential first lien	—	—	—	698	—	—	698	0.04
Residential junior lien/home equity	—	—	25	22	—	—	47	0.01
Commercial real estate	—	—	—	—	3,201	—	3,201	0.10
Non-owner occupied	—	—	—	—	3,201	—	3,201	0.16
Total	$—	$—	$31,905	$1,032	$3,201	$—	$36,138	0.38%

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2026
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$—	$—	$—	$988	$988	0.05%
Time and demand	—	—	—	988	988	0.09
Residential real estate	—	—	—	83	83	—
Residential first lien	—	—	—	83	83	0.01
Commercial real estate	—	18,523	—	—	18,523	0.60
Multifamily	—	10,836	—	—	10,836	1.70
Non-owner occupied	—	7,687	—	—	7,687	0.45
Total	$—	$18,523	$—	$1,071	$19,594	0.21%

	For the Three Months Ended June 30, 2025
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$—	$—	$31,880	$312	$32,192	1.65%
Time and demand	—	—	31,880	—	31,880	2.54
Equipment finance	—	—	—	312	312	0.05
Residential real estate	—	—	25	140	165	0.01
Residential first lien	—	—	—	140	140	0.01
Residential junior lien/home equity	—	—	25	—	25	—%
Total loans and leases	$—	$—	$31,905	$452	$32,357	0.34%
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

	For the Six Months Ended June 30, 2026
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	2.50%	0.3	$—	0.3
Time and demand	2.50	0.3	—	0.3
Residential real estate	—	2.0	—	1.6
Residential first lien	—	2.0	—	1.6
Commercial real estate	—	0.7	—	0.3
Multifamily	—	0.4	—	0.0
Non-owner occupied	—	0.8	—	0.3
Total	2.50%	0.7	$—	0.3

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2025
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	—%	1.7	$—	0.5
Time and demand	—	0.0	—	0.5
Equipment finance	—	1.7	—	1.0
Residential real estate	—	3.0	—	1.2
Residential first lien	—	3.0	—	1.3
Residential junior lien/home equity	—	2.1	—	0.5
Commercial real estate	4.00	0.4	—	0.1
Non-owner occupied	4.00	0.4	—	0.1
Total	4.00%	1.0	$—	0.5

	For the Three Months Ended June 30, 2026
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	—%	0.3	$—	0.3
Time and demand	—	0.3	—	0.3
Residential real estate	—%	2.0	—	1.6
Residential first lien	—	2.0	—	1.6
Commercial real estate	—	0.7	—	0.0
Multifamily	—	0.4	—	0.0
Non-owner occupied	—	0.8	—	0.0
Total	—%	0.7	$—	0.4

	For the Three Months Ended June 30, 2025
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	—%	1.7	$—	0.5
Time and demand	—	0.0	—	0.5
Equipment finance	—	1.7	—	1.0
Residential real estate	—	1.9	—	0.6
Residential first lien	—	1.9	—	0.7
Residential junior lien/home equity	—	0.0	—	0.4
Total	—%	1.8	$—	0.5

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A modification is considered to be in default when the loan is 90 days or more past due. The following table shows modifications considered to be in default.

	June 30, 2026		December 31, 2025
	Number of Contracts	Balance	Number of Contracts	Balance
	(dollars in thousands)
Commercial, financial, agricultural and other	—	$—	1	$2,522
Time and demand	—	—	1	2,522
Residential real estate	1	231	2	321
Residential first lien	1	231	2	321
Total loans and leases	1	$231	3	$2,843
The following table shows the payment status of loans that have been modified in the last twelve months prior to the date presented:

	June 30, 2026
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,852	$—	$—	$—	$1,852
Time and demand	1,852	—	—	—	1,852
Residential real estate	217	—	19	230	466
Residential first lien	217	—	19	230	466
Commercial real estate	20,528	—	—	15,445	35,973
Multifamily	—	—	—	10,836	10,836
Non-owner occupied	20,528	—	—	4,609	25,137
Total loans and leases	$22,597	$—	$19	$15,675	$38,291

	December 31, 2025
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$989	$—	$—	$2,522	$3,511
Time and demand	864	—	—	2,522	3,386
Equipment finance	125	—	—	—	125
Residential real estate	227	1,823	23	321	2,394
Residential first lien	182	1,823	23	321	2,349
Residential junior lien/home equity	45	—	—	—	45
Commercial real estate	9,399	—	—	—	9,399
Non-owner occupied	9,399	—	—	—	9,399
Total loans and leases	$10,615	$1,823	$23	$2,843	$15,304

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Six Months Ended June 30, 2026
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$38,149	$(12,278)	$832	$13,842	$40,545
Time and demand	22,223	(8,060)	419	8,084	22,666
Commercial credit cards	177	(277)	3	284	187
Equipment finance	14,138	(2,892)	302	3,714	15,262
Time and demand other	1,611	(1,049)	108	1,760	2,430
Real estate construction	7,808	(326)	—	803	8,285
Construction other	7,118	(326)	—	909	7,701
Construction residential	690	—	—	(106)	584
Residential real estate	21,629	(459)	73	1,023	22,266
Residential first lien	15,056	(414)	39	785	15,466
Residential junior lien/home equity	6,573	(45)	34	238	6,800
Commercial real estate	40,271	(4,520)	253	2,449	38,453
Multifamily	5,528	—	—	1,721	7,249
Non-owner occupied	24,865	(3,568)	9	(443)	20,863
Owner occupied	9,878	(952)	244	1,171	10,341
Loans to individuals	17,911	(4,814)	1,637	3,142	17,876
Automobile and recreational vehicles	14,962	(3,920)	1,489	2,547	15,078
Consumer credit cards	473	(202)	31	131	433
Consumer other	2,476	(692)	117	464	2,365
Total loans and leases	$125,768	$(22,397)	$2,795	$21,259	$127,425
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2026
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$42,770	$(8,264)	$426	$5,613	$40,545
Time and demand	25,867	(6,143)	289	2,653	22,666
Commercial credit cards	208	(136)	2	113	187
Equipment finance	14,890	(1,515)	87	1,800	15,262
Time and demand other	1,805	(470)	48	1,047	2,430
Real estate construction	7,101	—	—	1,184	8,285
Construction other	6,561	—	—	1,140	7,701
Construction residential	540	—	—	44	584
Residential real estate	21,945	(314)	47	588	22,266
Residential first lien	15,367	(308)	23	384	15,466
Residential junior lien/home equity	6,578	(6)	24	204	6,800
Commercial real estate	39,794	(2,212)	213	658	38,453
Multifamily	7,522	—	—	(273)	7,249
Non-owner occupied	21,905	(1,552)	3	507	20,863
Owner occupied	10,367	(660)	210	424	10,341
Loans to individuals	17,573	(2,170)	833	1,640	17,876
Automobile and recreational vehicles	14,755	(1,775)	776	1,322	15,078
Consumer credit cards	435	(92)	10	80	433
Consumer other	2,383	(303)	47	238	2,365
Total loans and leases	$129,183	$(12,960)	$1,519	$9,683	$127,425
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

			June 30, 2026	December 31, 2025
Balance sheet:			(dollars in thousands)
Operating lease asset classified as premises and equipment			$36,176	$38,170
Operating lease liability classified as other liabilities			40,582	42,627

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income statement:	(dollars in thousands)
Operating lease cost classified as occupancy and equipment expense	$1,363	$1,467	$2,729	$2,878

Weighted average lease term, in years			11.33	12.66
Weighted average discount rate			4.15%	3.87%
Operating cash flows			$2,779	$2,891
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
Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2026 were as follows (dollars in thousands):

For the twelve months ended:
June 30, 2027	$5,439
June 30, 2028	4,998
June 30, 2029	4,891
June 30, 2030	4,580
June 30, 2031	4,258
Thereafter	27,139
Total future minimum lease payments	51,305
Less remaining imputed interest	10,723
Operating lease liability	$40,582

Note 10 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at June 30, 2026 and December 31, 2025, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
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
Loans held for sale include residential mortgage loans originated for sale in the secondary mortgage market. The estimated fair value for these loans was determined on the basis of rates obtained in the respective secondary market. Loans held for sale could also include the Small Business Administration guaranteed portion of small business loans. The estimated fair value of these loans is based on the contract with the third party investor. When loans held for sale include other commercial loans, fair value is determined using an executed trade or market bid obtained from potential buyers. There were no held for sale loans in a nonaccrual status as of June 30, 2026 and December 31, 2025.
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In the six months ended June 30, 2026 and 2025, we have not realized any losses due to a counterparty's inability to pay any net uncollateralized position.
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
There are no Level 3 fair value measurements that require quantitative inputs and assumptions.
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$2,283	$—	$2,283
Mortgage-Backed Securities - Commercial	—	639,632	—	639,632
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	400,914	—	400,914
Other Government-Sponsored Enterprises	—	999	—	999
Obligations of States and Political Subdivisions	—	6,949	—	6,949
Corporate Securities	—	41,424	—	41,424
Total Securities Available for Sale	—	1,092,201	—	1,092,201
Loans Held for Sale	—	42,682	—	42,682
Other Assets(a)	—	16,447	—	16,447
Total Assets	$—	$1,151,330	$—	$1,151,330
Other Liabilities(a)	$—	$16,088	$—	$16,088
Total Liabilities	$—	$16,088	$—	$16,088
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
(a)Hedging and non-hedging interest rate derivatives
During the six months ended June 30, 2026 and 2025, there were no transfers between fair value Levels 1, 2 or 3.
There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2026 and 2025.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at the dates shown below:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$2,082	$—	$2,082
Nonperforming loans	—	42,730	28,596	71,326
Other real estate owned	—	2,291	—	2,291
Total Assets	$—	$47,103	$28,596	$75,699

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$225,381	$—	$225,381
Nonperforming loans	—	40,617	41,303	81,920
Other real estate owned	—	1,014	—	1,014
Total Assets	$—	$267,012	$41,303	$308,315

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following (losses) gains were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Loans held for sale	$—	$—	$—	$—
Nonperforming loans	(4,459)	(5,284)	(11,277)	(12,734)
Other real estate owned	—	(32)	(36)	(32)
Total losses	$(4,459)	$(5,316)	$(11,313)	$(12,766)
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
The fair value for other real estate owned that is determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement is classified as Level 2. The fair value for other real estate owned that is determined using an internal valuation is classified as Level 3. Other real estate owned has a current carrying value of $2.3 million as of June 30, 2026, and primarily includes commercial and residential real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2026.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.3 million at both June 30, 2026 and December 31, 2025. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	June 30, 2026
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$110,327	$110,327	$110,327	$—	$—
Interest-bearing deposits	69,308	69,308	69,308	—	—
Securities available for sale	1,092,201	1,092,201	—	1,092,201	—
Securities held to maturity	574,542	521,253	—	521,253	—
Other investments	34,372	34,372	—	29,190	5,182
Loans held for sale	44,764	44,941	—	44,941	—
Loans and leases	9,467,229	9,486,192	—	42,730	9,443,462
Financial liabilities
Deposits	10,260,061	10,252,398	—	10,252,398	—
Short-term borrowings	137,946	136,787	—	136,787	—
Subordinated debt	121,683	116,636	—	—	116,636
Long-term debt	—	—	—	—	—
Capital lease obligation	3,401	3,401	—	3,401	—

	December 31, 2025
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$103,280	$103,280	$103,280	$—	$—
Interest-bearing deposits	77,082	77,082	77,082	—	—
Securities available for sale	1,014,194	1,014,194	—	1,014,194	—
Securities held to maturity	519,422	470,665	—	470,665	—
Other investments	38,295	38,295	—	32,563	5,732
Loans held for sale	271,452	271,452	—	271,452	—
Loans and leases	9,508,039	9,657,464	—	40,617	9,616,847
Financial liabilities
Deposits	10,250,969	10,248,485	—	10,248,485	—
Short-term borrowings	147,966	147,926	—	147,926	—
Subordinated debt	128,466	121,747	—	—	121,747
Long-term debt	129,555	130,108	—	130,108	—
Capital lease obligation	3,721	3,721	—	3,721	—
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
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three and six months ended June 30, 2026 was an increase of $0.3 million and $0.1 million, respectively.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded. At June 30, 2026, the underlying funded mortgage loan commitments had a carrying value of $16.1 million and a fair value of $18.1 million, while the underlying unfunded mortgage loan commitments had a notional amount of $69.7 million. At December 31, 2025, the underlying funded mortgage loan commitments had a carrying value of $19.5 million and a fair value of $21.5 million, while the underlying unfunded mortgage loan commitments had a notional amount of $48.1 million. The interest rate lock commitments increased other noninterest income by $0.1 million for the six months ended June 30, 2026 and decreased it by $0.3 million, $0.6 million and $0.7 million for the three months ended June 30, 2026 and the three and six months ended June 30, 2025, respectively.
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
During 2021, the Company entered into eight interest rate swap contracts that were designated as cash flow hedges, $75.0 million of which matured during 2024, $150.0 million which matured in May 2025, $25 million which matured in August

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2025 and $150.0 million which matured in May of 2026. The remaining interest rate swap has a notional amount of $25.0 million with an original term of five years and maturity date of October 15, 2026. The Company's risk management objective for these hedges was to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans. Initially these swaps were benchmarked to the 1-month LIBOR rate; however, as a result of the discontinuance of the LIBOR rate on June 30, 2023, these swaps were amended to hedge exposure to the variability of the 1-month Daily Simple SOFR rate compounded in arrears. Therefore, the interest rate swaps convert the interest payments on the first $25.0 million of 1-month Daily Simple SOFR based commercial loans into fixed rate payments.
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income. For the three months ended June 30, 2026 and 2025, there was a negative impact on net interest income of $0.3 million and $2.6 million, respectively, and $1.4 million and $6.3 million, respectively, for the six months ended June 30, 2026 and 2025 as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," or "Interest and fees on loans", the same line items in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at June 30, 2026, and changes in the fair value attributed to hedge ineffectiveness were not material.
The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Interest rate derivatives:
Credit value adjustment	$(96)	$(185)
Notional amount:
Interest rate derivatives	956,044	1,000,541
Interest rate caps	27,664	50,525
Interest rate collars	11,010	2,022
Risk participation agreements	143,972	158,646
Sold credit protection on risk participation agreements	(150,686)	(151,858)
Interest rate options	69,661	48,143
Interest rate forwards:
Fair value adjustment	(59)	(133)
Notional amount	72,000	49,000
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	514	(766)
Notional amount	65,000	215,000

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income," "Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Non-hedging interest rate derivatives
Increase (decrease) in other income	$346	$(8)	$157	$303
Non-hedging interest rate forwards
(Decrease) increase in other income	(327)	(614)	74	(741)
Hedging interest rate derivatives
Decrease in interest and fees on loans	(531)	(2,944)	(1,838)	(6,905)
Decrease in interest from subordinated debentures	(240)	(312)	(483)	(622)

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
We consider First Commonwealth to be one reporting unit (see Note 16 - "Segment Reporting"). The carrying amount of goodwill at both June 30, 2026 and December 31, 2025 was $378.2 million. No impairment charges on goodwill or other intangible assets were incurred in 2026 or 2025.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of June 30, 2026, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Note 14 Subordinated Debentures
Subordinated debentures outstanding are as follows:

			June 30, 2026	December 31, 2025
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	2033	5.50% until June 1, 2028, then 3-Month CME Term SOFR + 0.26161% + 2.37%	$49,516	$49,480
First Commonwealth Financial Corp	2031	Prime + 1.00%	—	6,819
First Commonwealth Capital Trust II	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	41,238	41,238
Total			$121,683	$128,466
With the acquisition of Centric in January 2023, First Commonwealth acquired a ten-year subordinated note with a principal balance of $6.0 million. The rate was fixed at 4.50% until March 29, 2026, then converted to a quarterly adjustable rate of

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prime + 1.00%. The carrying value of this note included a fair value premium from acquisition of $0.8 million. The Company obtained the necessary regulatory approval and redeemed the note at par on June 23, 2026, recognizing an $0.8 million gain on the early redemption of the debt.
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
Note 15 Revenue Recognition

Substantially all of the Company’s revenue is generated from contracts with customers. Revenue associated with financial instruments, including revenue from loans and securities, certain noninterest income streams such as fees associated with derivatives are not in the scope of FASB ASC Topic 606 - "Revenue from Contracts with Customers" ("Topic 606"). Topic 606 is applicable to noninterest revenue streams such as trust income, service charges on deposits, insurance and retail brokerage commissions, card-related interchange income and gain(loss) on sale of OREO. For contracts within the scope of Topic 606, the Company immediately expenses contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Service Charges on Deposit Accounts
Service charges on deposit accounts consist of fees earned from its deposit customers for transaction-based, account maintenance, overdraft services and account analysis fees. Transaction-based fees, which include services such as ATM use fees, stop payment fees, statement rendering and ACH fees, are recognized at the time the transaction is executed, which is the point in time the Company fulfills the customer’s request. Monthly account maintenance fees are earned over the course of the month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. The Company’s performance obligation for account analysis fees is generally satisfied, and the related revenue recognized, during the month the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.
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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $2.6 million and $2.5 million in commission expense for the six months ended June 30, 2026 and 2025, respectively.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$3,583	$3,029	$6,991	$6,051
Service charges on deposit accounts	5,744	5,595	11,274	11,033
Insurance and retail brokerage commissions	3,085	3,097	6,352	6,267
Card-related interchange income	4,005	3,998	7,666	7,652
Gain on sale of other loans and assets	136	499	327	624
Other income	588	725	1,228	1,455
Noninterest Income (in-scope of Topic 606)	17,141	16,943	33,838	33,082
Noninterest Income (out-of-scope of Topic 606)	9,856	7,806	17,746	14,169
Total Noninterest Income	$26,997	$24,749	$51,584	$47,251
Note 16 Segment Reporting
We operate our business as a single integrated business unit that provides a number of products and services to meet our customers' banking and financial needs. Our products and services include consumer lending such as secured and unsecured installment loans, home equity loans, construction and real estate loans, credit lines and credit cards. We also offer commercial customers lending and leasing products, which include real estate secured lending, equipment finance, working capital lines of credit, credit cards and construction loans. Our products also include deposit services, such as personal and business checking accounts, savings, money market and certificates of deposit. Additionally, we provide an array of cash management services, trust and wealth management services and insurance products. These services are all delivered through the same business network.
The Company’s President and CEO is the chief operating decision maker who uses consolidated net income to assess performance and profitability of our single business segment. Consolidated net income is used to assess performance by comparing results on a monthly basis, including variances to budget and prior period results. Consideration is given to performance of components of the business, such as branches and geographic regions, which are then aggregated. This information is used to achieve strategic initiatives by allowing the chief operating decision maker to manage resources that drive our business and earnings. Additionally, consolidated net income is used to benchmark the Company against its banking peers.
The accounting policies of the single business unit are the same policies as disclosed in Note 1 - "Statement of Accounting Policies" of our December 31, 2025 Form 10-K and our segment assets are the same as assets presented in the unaudited Consolidated Statements of Financial Condition.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information related to segment revenue, significant segment expenses and segment net income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Interest income	$159,322	$158,926	$316,540	$306,054
Interest expense	46,880	52,685	95,124	104,291
Net interest income	112,442	106,241	221,416	201,763
Provision for credit losses	8,931	12,657	19,664	18,393
Noninterest Income
Trust income	3,583	3,029	6,991	6,051
Service charges on deposit accounts	5,744	5,595	11,274	11,033
Insurance and retail brokerage commissions	3,085	3,097	6,352	6,267
Gain on sale of mortgage loans	2,337	1,836	4,552	3,223
Gain on sale of other loans and assets	2,028	2,217	4,210	3,605
Card-related interchange income	4,005	3,998	7,666	7,652
Other segment income (a)	6,215	4,977	10,539	9,420
Noninterest expense
Salaries and employee benefits	42,734	40,584	85,608	80,999
Net occupancy	5,017	4,894	10,582	10,623
Furniture and equipment	4,174	4,547	8,997	8,740
Data processing	4,152	4,085	8,335	7,902
Other professional fees and services	1,650	1,903	2,756	3,523
Other segment expense (b)	16,508	20,255	33,552	35,731
Income tax provision	11,684	8,663	21,369	17,005
Segment net income	$44,589	$33,402	$82,137	$66,098
Reconciliation of net income
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$44,589	$33,402	$82,137	$66,098
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and six months ended June 30, 2026 and 2025, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 64 and 72 for the six and three months ended June 30, 2026 and 2025, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands, except per share data)
Net Income	$44,589	$33,402	$82,137	$66,098
Per Share Data:
Basic Earnings per Share	$0.44	$0.32	$0.81	$0.64
Diluted Earnings per Share	0.44	0.32	0.81	0.64
Cash Dividends Declared per Common Share	0.140	0.135	0.275	0.265
Average Balance:
Total assets	$12,191,133	$12,096,327	$12,207,876	$11,889,656
Total equity	1,563,281	1,492,912	1,562,765	1,461,139
End of Period Balance:
Net loans and leases (1)			$9,384,568	$9,480,842
Total assets			12,207,826	12,237,147
Total deposits			10,260,061	10,104,582
Total equity			1,569,168	1,517,767
Key Ratios:
Return on average assets	1.47%	1.11%	1.36%	1.12%
Return on average equity	11.44%	8.97%	10.60%	9.12%
Dividends payout ratio	31.82%	42.19%	33.95%	41.41%
Average equity to average assets ratio	12.82%	12.34%	12.80%	12.29%
Net interest margin	4.01%	3.83%	3.97%	3.73%
Net loans to deposits ratio			91.47%	93.83%
(1) Includes loans held for sale.

Results of Operations
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net Income
For the six months ended June 30, 2026, First Commonwealth had net income of $82.1 million, or $0.81 diluted earnings per share, compared to net income of $66.1 million, or $0.64 diluted earnings per share, in the six months ended June 30, 2025. The increase in net income was primarily the result of a $19.7 million increase in net interest income and $4.3 million increase in noninterest income, offset by a $1.3 million increase in the provision for credit losses and a $2.3 million increase in noninterest expense.
For the six months ended June 30, 2026, the Company’s return on average equity was 10.60% and its return on average assets was 1.36%, compared to 9.12% and 1.12%, respectively, for the six months ended June 30, 2025.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $222.2 million in the first six months of 2026, compared to $202.4 million for the same period in 2025. The increase in net interest income can be attributed to a 28 basis point decrease in the cost of interest-bearing liabilities and a 2 basis point increase in the yield on interest-earning assets with a $337.3 million increase in net interest earning assets. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 81.1% and 81.0% for the six months ended June 30, 2026 and 2025, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The net interest margin on a fully taxable equivalent basis was 3.97% for the six months ended June 30, 2026 and 3.73% for the six months ended June 30, 2025. The net interest margin is affected by changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.
The taxable equivalent yield on interest-earning assets was 5.67% for the six months ended June 30, 2026, an increase of two basis points compared to the 5.65% yield for the same period in 2025. The yield on interest-earning assets benefited as the yield on fixed rate commercial loans increased 33 basis points. Additionally, the yield on fixed rate consumer loans increased by 15 basis points. Offsetting these increases were a 73 basis point decrease in consumer lines of credit and a 4 basis point decline in the yield on equipment finance loans. For the six months ended June 30, 2026, five basis points of the yield on interest-earning assets can be attributed to the recognition of $2.7 million in accretion of purchase accounting marks. For the six months ended June 30, 2025, accretion of purchase accounting marks contributed $3.9 million, or seven basis points, to the yield on interest-earning assets.
The investment portfolio yield decreased two basis points in comparison to the prior year primarily due to a decline in market rates. Additionally, the average balance of investments decreased $39.7 million as compared to the six months ended June 30, 2025. Lower interest rates in the six months ended June 30, 2026 compared to the prior year resulted in a 93 basis point decrease in the yield on interest-bearing deposits with banks, while the average balance increased from $68.2 million in 2025 to $182.9 million in 2026.
The cost of interest-bearing liabilities decreased to 2.35% for the six months ended June 30, 2026, from 2.63% for the same period in 2025. The cost of interest-bearing deposits decreased 25 basis points and short-term borrowings decreased 164 basis points in comparison to the same period last year. The cost of interest-bearing deposits was impacted by declines in market interest rates offset by changes in the mix of deposits with growth in money market and time deposits. Comparing the six months ended June 30, 2026 with the comparable period in 2025, average time deposits increased $39.0 million, or 2.2%, while the cost of these deposits decreased 45 basis points. Contributing to the average growth in time deposits was $90.3 million in balances acquired in the second quarter of 2025 as part of the Center acquisition. The impact of the Center acquisition on average time deposit balances was an increase of $60.0 million when comparing the six-months ended June 30, 2026 to the prior year. Other interest-bearing deposits increased on average $298.8 million, or 5.1%, compared to the six months ended June 30, 2025 and the cost of these deposits decreased 18 basis points. Contributing to the average growth in other interest-bearing deposits was $146.2 million in balances acquired from Center in the second quarter of 2025. The impact of the Center acquisition on average other interest-bearing deposits was an increase of $96.9 million when comparing the six-months ended June 30, 2026 to the prior year. Compared to the prior period, short-term borrowings decreased an average of $69.6 million and long-term debt decreased an average of $93.1 million primarily due to the payoff of $129.4 million FHLB debt during the first quarter of 2026.
For the six months ended June 30, 2026, changes in rates positively impacted net interest income by $10.9 million when compared to the same period in 2025. The yield on interest-earning assets positively impacted net interest income by $0.7 million and the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $10.2 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $8.8 million for the six months ended June 30, 2026, as compared to the same period in 2025. Higher levels of interest-earning assets resulted in an increase of $9.8 million in interest income, while changes in the volume and mix of interest-bearing liabilities increased interest expense by $1.0 million. Average interest-earning assets for the six months ended June 30, 2026 increased $337.3 million, or 3.1%, compared to the same period in 2025. Average loans for the comparable period increased $262.3 million, or 2.8%, and average investments decreased $39.7 million, or 2.4%. The Center acquisition, in the second quarter of 2025, increased ending loan balances by $292.6 million. Assuming no change in balances, this resulted in an increase in average balances of $194.0 million when comparing the six months ended June 30, 2026 with the prior year.
Net interest income was positively impacted by a $162.2 million increase in average net free funds for the six months ended June 30, 2026 as compared to the corresponding period in 2025. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The level of net free funds was impacted by growth in average noninterest-bearing demand deposits, as well as higher average shareholders' equity due to retained earnings and stock issued for the Center acquisition. Average noninterest-bearing demand deposits for the six months ended June 30, 2026 increased $67.9 million, or 3.0%, compared to the same period in 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the six months ended June 30:

	2026	2025
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$316,540	$306,054
Adjustment to fully taxable equivalent basis	746	676
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	317,286	306,730
Interest expense	95,124	104,291
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$222,162	$202,439

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheet and net interest income on a fully taxable equivalent basis for the six months ended June 30:

	2026			2025
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$182,932	$3,490	3.85%	$68,177	$1,615	4.78%
Tax-free investment securities	15,917	219	2.77	18,183	235	2.61
Taxable investment securities	1,578,048	28,279	3.61	1,615,520	29,147	3.64
Loans and leases, net of unearned income (b)(c)	9,512,864	285,298	6.05	9,250,577	275,733	6.01
Total interest-earning assets	11,289,761	317,286	5.67	10,952,457	306,730	5.65
Noninterest-earning assets:
Cash	104,816			107,553
Allowance for credit losses	(128,119)			(123,578)
Other assets	941,418			953,224
Total noninterest-earning assets	918,115			937,199
Total Assets	$12,207,876			$11,889,656
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,826,196	$11,455	1.26%	$1,884,516	$13,760	1.47%
Savings deposits	4,357,300	47,854	2.21	4,000,227	47,823	2.41
Time deposits	1,794,609	31,060	3.49	1,755,643	34,340	3.94
Short-term borrowings	29,297	315	2.17	98,879	1,866	3.81
Long-term debt	169,647	4,440	5.28	262,720	6,502	4.99
Total interest-bearing liabilities	8,177,049	95,124	2.35	8,001,985	104,291	2.63
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	2,352,935			2,285,001
Other liabilities	115,127			141,531
Shareholders’ equity	1,562,765			1,461,139
Total Noninterest-Bearing Funding Sources	4,030,827			3,887,671
Total Liabilities and Shareholders’ Equity	$12,207,876			$11,889,656
Net Interest Income and Net Yield on Interest-Earning Assets		$222,162	3.97%		$202,439	3.73%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the six months ended June 30, 2026 and 2025.
(b)Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.
(c)Loan income includes loan fees earned.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the six months ended June 30, 2026 compared with June 30, 2025:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$1,875	$2,720	$(845)
Tax-free investment securities	(16)	(29)	13
Taxable investment securities	(868)	(676)	(192)
Loans and leases	9,565	7,817	1,748
Total interest income (b)	10,556	9,832	724
Interest-bearing liabilities:
Interest-bearing demand deposits	(2,305)	(425)	(1,880)
Savings deposits	31	4,267	(4,236)
Time deposits	(3,280)	761	(4,041)
Short-term borrowings	(1,551)	(1,315)	(236)
Long-term debt	(2,062)	(2,303)	241
Total interest expense	(9,167)	985	(10,152)
Net interest income	$19,723	$8,847	$10,876
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the six months ended June 30:

	2026		2025
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$13,842	64%	$8,230	66%
Time and demand	8,084	38	4,325	35
Commercial credit cards	284	1	133	1
Equipment finance	3,714	17	2,247	18
Time and demand other	1,760	8	1,525	12
Real estate construction	803	4	(289)	(2)
Construction other	909	5	(213)	(1)
Construction residential	(106)	(1)	(76)	(1)
Residential real estate	1,023	5	443	4
Residential first lien	785	4	124	1
Residential junior lien/home equity	238	1	319	3
Commercial real estate	2,449	12	59	—
Multifamily	1,721	8	(292)	(3)
Non-owner occupied	(443)	(2)	(1,121)	(9)
Owner occupied	1,171	6	1,472	12
Loans to individuals	3,142	15	3,978	32
Automobile and recreational vehicles	2,547	12	3,407	27
Consumer credit cards	131	1	118	1
Consumer other	464	2	453	4
Provision for credit losses on loans and leases	$21,259	100%	$12,421	100%
Provision for credit losses - acquisition day 1 non-PCD	—		3,379
Total provision for credit losses on loans and leases	21,259		15,800
Provision for off-balance sheet credit exposure	(1,595)		2,593
Total provision for credit losses	$19,664		$18,393
Total provision expense for the six months ended June 30, 2026, increased $1.3 million compared to the six months ended June 30, 2025. Included in the provision for credit losses for the six months ended June 30, 2026 is $4.9 million in reserves related to two individually analyzed time and demand relationships and $2.1 million in reserves for one individually analyzed multifamily real estate loan, all of which were moved to nonaccrual during the first six months of 2026. Provision expense for the period was also impacted by growth in the equipment finance portfolio and a $3.4 million provision related to a time and demand loan which was moved to nonaccrual in 2026 and subsequently charged-off. In addition, provision expense was impacted by charge-offs totaling $0.8 million for three commercial loan relationships moved to held for sale.
Also impacting provision expense in the six months ended June 30, 2026 was $1.6 million in negative provision expense related to the reserve for off-balance sheet credit exposures. The level of provision for off-balance sheet exposure in 2026 is primarily due to decreased commercial and residential construction commitments.
The provision expense for the six months ended June 30, 2025 was impacted by $3.4 million recognized in the second quarter of 2025 as the day-1 non-PCD provision expense resulting from the Center acquisition. Additionally, provision expense in 2025 was impacted by growth in equipment finance and automobile and recreational vehicles loans as well as an increase in the provision for off-balance sheet commitments due to a higher level of commercial construction commitments.
The allowance for credit losses was $127.4 million, or 1.35%, of total loans and leases outstanding at June 30, 2026, compared to $125.8 million, or 1.32%, at December 31, 2025 and $133.0 million, or 1.39%, at June 30, 2025. Nonperforming loans as a percentage of total loans and leases decreased to 0.86% at June 30, 2026 from 1.04% as of June 30, 2025 and 0.97% at December 31, 2025. The allowance to nonperforming loan ratio was 156.08%, 137.07% and 133.62% as of June 30, 2026, December 31, 2025 and June 30, 2025, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at June 30, 2026.
Below is an analysis of the consolidated allowance for credit losses for the six months ended June 30, 2026 and 2025 and the year-ended December 31, 2025:

	June 30, 2026	June 30, 2025	December 31, 2025
	(dollars in thousands)
Balance, beginning of period	$125,768	$118,906	$118,906
Day 1 allowance for credit loss on PCD acquired loans	—	4,116	3,560
Provision for credit losses - acquisition day 1 non-PCD	—	3,379	3,379
Loans charged off:
Commercial, financial, agricultural and other	12,278	5,422	20,252
Real estate construction	326	—	1,294
Residential real estate	459	226	745
Commercial real estate	4,520	2,088	7,188
Loans to individuals	4,814	4,700	8,887
Total loans charged off	22,397	12,436	38,366
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	832	4,367	5,118
Real estate construction	—	—	—
Residential real estate	73	183	234
Commercial real estate	253	167	217
Loans to individuals	1,637	1,863	3,422
Total recoveries	2,795	6,580	8,991
Net charge-offs	19,602	5,856	29,375
Provision for credit losses on loans and leases charged to expense	21,259	12,421	29,298
Balance, end of period	$127,425	$132,966	$125,768
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.42%	0.13%	0.31%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding	1.35%	1.39%	1.32%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the six months ended June 30:

	2026	2025	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$6,991	$6,051	$940	16%
Service charges on deposit accounts	11,274	11,033	241	2
Insurance and retail brokerage commissions	6,352	6,267	85	1
Income from bank owned life insurance	3,940	3,440	500	15
Card-related interchange income	7,666	7,652	14	—
Swap fee income	505	1,274	(769)	(60)
Other income	4,659	4,855	(196)	(4)
Subtotal	41,387	40,572	815	2
Net securities gains (losses)	540	(5,142)	5,682	(111)
Gain on sale of VISA	—	5,146	(5,146)	(100)
Gain on sale of mortgage loans	4,552	3,223	1,329	41
Gain on sale of other loans and assets	4,210	3,605	605	17
Gain on early redemption of subordinated debt	806	—	806	—
Derivatives mark to market	89	(153)	242	(158)
Total noninterest income	$51,584	$47,251	$4,333	9%
Total noninterest income for the six months ended June 30, 2026 increased $4.3 million, or 9%, compared to the six months ended June 30, 2025. This is primarily the result of an $1.3 million increase in the gain on sale of mortgage loans, a $0.6 million increase in the gain on sale of other loans and assets and an $0.8 million gain on the early redemption of subordinated debt. Included in gain on sale of other loans and assets for the six months ended June 30, 2026 was $0.4 million related to changes in the value of loans held for sale. Trust income increased $0.9 million due to revenue for assets under management and income from bank owned life insurance increased $0.5 million due to claims received as well as the impact of a stable value wrap restructure completed in the first quarter of 2025. Offsetting these increases, was a decrease of $0.8 million in swap fee income as a result of lower volume for new interest rate swaps entered into by our commercial loan customers.
Items impacting noninterest income in the six months ended June 30, 2025 include gains on the sale of VISA shares of $5.1 million, offset by net security losses of $5.1 million, resulting from the sale of available for sale securities that were sold in order to reinvest into higher yielding investments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the six months ended June 30:

	2026	2025	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$85,608	$80,999	$4,609	6%
Net occupancy	10,582	10,623	(41)	—
Furniture and equipment	8,997	8,740	257	3
Data processing	8,335	7,902	433	5
Advertising and promotion	3,109	2,829	280	10
Pennsylvania shares tax	2,835	2,675	160	6
Intangible amortization	2,667	2,442	225	9
Other professional fees and services	2,756	3,523	(767)	(22)
FDIC insurance	2,736	2,929	(193)	(7)
Other operating	19,696	19,243	453	2
Subtotal	147,321	141,905	5,416	4
Loss on sale or write-down of assets	653	286	367	128
Litigation and operational losses	1,633	1,263	370	29
Merger and acquisition related	223	4,064	(3,841)	(95)
Total noninterest expense	$149,830	$147,518	$2,312	2%
Noninterest expense increased $2.3 million, or 2%, for the six months ended June 30, 2026 compared to the same period in 2025. This increase is primarily the result of a $4.6 million increase in salaries and benefits expense. Contributing to the higher salary expense in 2026 was a higher number of full time equivalent employees, partially due to the Center acquisition. The number of full time equivalent employees totaled 1,562 at June 30, 2025 and 1,589 at June 30, 2026.
The decrease of $0.8 million in other professional fees and services is a result of services and advisors contracted for several areas in the prior period, none of which were individually material. In addition, merger and acquisition related expenses were $4.1 million in the first six months of 2025 due to the Center acquisition with only $0.2 million recognized in the current period.
Income Tax
The provision for income taxes increased $4.4 million for the six months ended June 30, 2026, compared to the corresponding period in 2025, primarily due to the higher level of income before tax.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the six months ended June 30, 2026 and 2025.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These provided for an effective tax rate of 20.6% and 20.5% for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, our deferred tax assets totaled $43.2 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earnings levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Net Income
For the three months ended June 30, 2026, First Commonwealth recognized net income of $44.6 million, or $0.44 diluted earnings per share, compared to net income of $33.4 million, or $0.32 diluted earnings per share, in the three months ended June 30, 2025. The increase in net income between the two periods is attributable to a $6.2 million increase in net interest income, a $2.2 million increase in noninterest income, a $3.7 million decrease in the provision for credit losses and a $2.0 million decrease in noninterest expense. Offsetting these positive changes is a $3.0 million increase in income tax expense.
For the three months ended June 30, 2026, the Company’s return on average equity was 11.44% and its return on average assets was 1.47%, compared to 8.97% and 1.11%, respectively, for the three months ended June 30, 2025.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $112.8 million in the second quarter of 2026, compared to $106.6 million for the same period in 2025. The increase in net interest income can be attributed to a 28 basis point decrease in the cost of interest-bearing liabilities offset by a 5 basis point decrease in the yield on interest-earning assets. Net interest income comprises the majority of our operating revenue (i.e., net interest income before provision expense plus noninterest income), at 80.6% and 81.1% for the three months ended June 30, 2026 and 2025, respectively.
The net interest margin, on a fully taxable equivalent basis, was 4.01% and 3.83% for the three months ended June 30, 2026 and 2025, respectively.

The taxable equivalent yield on interest-earning assets was 5.68% for the three months ended June 30, 2026, a decrease of five basis points compared to the 5.73% yield for the same period in 2025. Contributing to this change is a one basis point decrease in the investment portfolio yield in comparison to the prior year and a decrease of 99 basis points in the yield on interest-bearing balances with banks due to lower market rates. The average investment portfolio balance decreased $9.5 million while the average balance of interest-bearing deposits with banks increased from $59.6 million in 2025 to $158.3 million in 2026.

The loan portfolio yield when compared to the three months ended June 30, 2025, decreased by two basis points. Accretion of purchase accounting marks contributed $1.3 million or five basis points to the yield on interest-earnings assets in the three months ended June 30, 2026. For the three months ended June 30, 2025, accretion of purchase accounting marks contributed $2.6 million, or ten basis points, to the yield on interest-earning assets.
The cost of interest-bearing liabilities decreased to 2.31% for the three months ended June 30, 2026, from 2.59% for the same period in 2025, primarily due to decreases in the cost of time and interest-bearing deposits. Comparing the three months ended June 30, 2026 with the comparable period in 2025, average time deposits increased $21.2 million, or 1.2%, while the cost of these deposits decreased 39 basis points. Over this same period, interest-bearing demand and savings deposits increased on average $223.1 million, or 3.7%, compared to the three months ended June 30, 2025 and the cost of those deposits decreased 17 basis points. The cost of short-term borrowings decreased 194 basis points in comparison to the same period last year as a result of changes in market rates.
For the three months ended June 30, 2026, changes in interest rates positively impacted net interest income by $3.5 million when compared with the same period in 2025. The lower yield on loans in 2026 contributed to a lower yield on interest-earning assets, negatively impacting net interest income by $1.1 million, while a decrease in the cost of interest-bearing liabilities positively impacted net interest income by $4.6 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $2.7 million during the three months ended June 30, 2026, as compared to the same period in 2025. The growth and mix of interest-earning assets resulted in an increase of $1.6 million in interest income, while changes in the volume and mix of interest-bearing liabilities decreased interest expense by $1.2 million.
Average interest-earning assets for the three months ended June 30, 2026 increased $118.9 million, or 1.1%, compared to the same period in 2025. Average loans for the comparable period increased $29.7 million, or 0.3%, positively impacting interest income by $0.5 million, while average interest-bearing deposits with banks increased $98.7 million, benefiting interest income by $1.2 million. Average interest-bearing liabilities decreased by $6.7 million, favorably impacting net interest income by $1.2 million. Short-term borrowings and long-term debt average balances decreased by $250.9 million, resulting $2.9 million in lower interest expense. Offsetting this benefit were increases in average savings and time deposit balances. Average savings

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

deposits for the three months ended June 30, 2026 increased by $291.1 million compared to the prior period, resulting in additional interest expense of $1.7 million, while average time deposits balances increased by $21.2 million compared to the comparable period in 2025, increasing interest expense by $0.2 million.
Net interest income was positively impacted by a $125.6 million increase in average net free funds for the three months ended June 30, 2026 as compared to June 30, 2025. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The increase in the level of net free funds was primarily the result of an increase in the balance of shareholders' equity due to retained earnings as well as an increase in noninterest-bearing demand deposits.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended June 30:

	2026	2025
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$159,322	$158,926
Adjustment to fully taxable equivalent basis	385	341
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	159,707	159,267
Interest expense	46,880	52,685
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$112,827	$106,582

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended June 30:

	2026			2025
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$158,346	$1,523	3.86%	$59,614	$721	4.85%
Tax-free investment securities	15,684	109	2.79	17,961	115	2.57
Taxable investment securities	1,641,770	15,015	3.67	1,649,027	15,142	3.68
Loans and leases, net of unearned income (b)(c)	9,460,013	143,060	6.07	9,430,284	143,289	6.09
Total interest-earning assets	11,275,813	159,707	5.68	11,156,886	159,267	5.73
Noninterest-earning assets:
Cash	99,136			107,776
Allowance for credit losses	(128,959)			(126,570)
Other assets	945,143			958,235
Total noninterest-earning assets	915,320			939,441
Total Assets	$12,191,133			$12,096,327
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,846,994	$5,840	1.27%	$1,915,020	$7,055	1.48%
Savings deposits	4,374,382	23,939	2.20	4,083,306	24,220	2.38
Time deposits	1,769,090	15,139	3.43	1,747,881	16,644	3.82
Short-term borrowings	26,854	146	2.18	146,503	1,506	4.12
Long-term debt	131,357	1,816	5.55	262,633	3,260	4.98
Total interest-bearing liabilities	8,148,677	46,880	2.31	8,155,343	52,685	2.59
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	2,366,559			2,316,854
Other liabilities	112,616			131,218
Shareholders’ equity	1,563,281			1,492,912
Total noninterest-bearing funding sources	4,042,456			3,940,984
Total Liabilities and Shareholders’ Equity	$12,191,133			$12,096,327
Net Interest Income and Net Yield on Interest-Earning Assets		$112,827	4.01%		$106,582	3.83%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended June 30, 2026 and 2025.
(b)Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.
(c)Loan income includes loan fees earned.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended June 30, 2026 compared with June 30, 2025:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$802	$1,194	$(392)
Tax-free investment securities	(6)	(15)	9
Taxable investment securities	(127)	(67)	(60)
Loans and leases	(229)	451	(680)
Total interest income (b)	440	1,563	(1,123)
Interest-bearing liabilities:
Interest-bearing demand deposits	(1,215)	(251)	(964)
Savings deposits	(281)	1,727	(2,008)
Time deposits	(1,505)	202	(1,707)
Short-term borrowings	(1,360)	(1,229)	(131)
Long-term debt	(1,444)	(1,630)	186
Total interest expense	(5,805)	(1,181)	(4,624)
Net interest income	$6,245	$2,744	$3,501

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the three months ended June 30:

	2026		2025
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$5,613	58%	$5,687	69%
Time and demand	2,653	27	3,866	47
Commercial credit cards	113	1	29	—
Equipment finance	1,800	19	870	11
Time and demand other	1,047	11	922	11
Real estate construction	1,184	12	(1,091)	(13)
Construction other	1,140	12	(972)	(12)
Construction residential	44	—	(119)	(1)
Residential real estate	588	6	530	6
Residential first lien	384	4	262	3
Residential junior lien/home equity	204	2	268	3
Commercial real estate	658	7	612	7
Multifamily	(273)	(3)	(339)	(4)
Non-owner occupied	507	5	(367)	(5)
Owner occupied	424	5	1,318	16
Loans to individuals	1,640	17	2,560	31
Automobile and recreational vehicles	1,322	14	2,092	25
Consumer credit cards	80	1	59	1
Consumer other	238	2	409	5
Provision for credit losses on loans and leases	$9,683	100%	$8,298	100%
Provision for credit losses - acquisition day 1 non-PCD	—		3,379
Total provision for credit losses on loans and leases	9,683		11,677
Provision for off-balance sheet credit exposure	(752)		980
Total provision for credit losses	$8,931		$12,657

The provision for credit losses on loans and leases for the three months ended June 30, 2026 decreased in comparison to the three months ended June 30, 2025 by $2.0 million. Included in the provision for credit losses for the three months ended June 30, 2026 is a $0.7 million specific reserve related to a time and demand loan that was moved to nonaccrual during the period. Also impacting provision expense for the three months ended June 30, 2026 were changes in the economic forecast and prepayment speeds used in the allowance for credit losses calculation. These changes resulted in additional provision expense of $2.2 million.
The level of provision expense in the second quarter of 2025 was impacted by $3.4 million recognized as the day-1 non-PCD provision expense related to the Center acquisition. Loan growth and the economic forecast also contributed to the provision expense in the second quarter of 2025.
Additionally, the provision for off-balance sheet credit exposure decreased $1.7 million primarily due to the level of unfunded commitments for construction loans. Total net charge-offs for the three months ended June 30, 2026 were $11.4 million and $2.8 million for the three months ended June 30, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended June 30, 2026 and 2025 and the year-ended December 31, 2025:

	June 30, 2026	June 30, 2025	December 31, 2025
	(dollars in thousands)
Balance, beginning of period	$129,183	$119,931	$118,906
Day 1 allowance for credit loss on PCD acquired loans	—	4,116	3,560
Provision for credit losses - acquisition day 1 non-PCD	—	3,379	3,379
Loans charged off:
Commercial, financial, agricultural and other	8,264	1,403	20,252
Real estate construction	—	—	1,294
Residential real estate	314	118	745
Commercial real estate	2,212	624	7,188
Loans to individuals	2,170	2,281	8,887
Total loans charged off	12,960	4,426	38,366
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	426	677	5,118
Real estate construction	—	—	—
Residential real estate	47	46	234
Commercial real estate	213	11	217
Loans to individuals	833	934	3,422
Total recoveries	1,519	1,668	8,991
Net charge-offs	11,441	2,758	29,375
Provision for credit losses on loans charged to expense	9,683	8,298	29,298
Balance, end of period	$127,425	$132,966	$125,768

Noninterest Income
The following table presents the components of noninterest income for the three months ended June 30:

	2026	2025	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$3,583	$3,029	$554	18%
Service charges on deposit accounts	5,744	5,595	149	3
Insurance and retail brokerage commissions	3,085	3,097	(12)	—
Income from bank owned life insurance	2,144	1,938	206	11
Card-related interchange income	4,005	3,998	7	—
Swap fee income	383	439	(56)	(13)
Other income	2,476	2,600	(124)	(5)
Subtotal	21,420	20,696	724	3
Net securities gains	311	—	311	—
Gain on sale of mortgage loans	2,337	1,836	501	27
Gain on sale of other loans and assets	2,028	2,217	(189)	(9)
Gain on early redemption of subordinated debt	806	—	806	—
Derivatives mark to market	95	—	95	—
Total noninterest income	$26,997	$24,749	$2,248	9%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Total noninterest income for the three months ended June 30, 2026 increased $2.2 million compared to the three months ended June 30, 2025. The most significant change includes an $0.8 million gain on the early redemption of subordinated debt, a $0.6 million increase in trust income due to revenue for assets under management and a $0.5 million increase in the gain on mortgage loans due to the volume of loans sold. These were offset by a $0.2 million decrease in gain on sale of loans and other assets due to the volume and spread of SBA loans sold and swap fee income which decreased $0.1 million as a result of lower volume of new interest rate swaps entered into by our commercial loan customers. The increase in net security gains is primarily due to a gain related to the call of a corporate investment security recognized in the second quarter of 2026.
Noninterest Expense
The following table presents the components of noninterest expense for the three months ended June 30:

	2026	2025	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$42,734	$40,584	$2,150	5%
Net occupancy	5,017	4,894	123	3
Furniture and equipment	4,174	4,547	(373)	(8)
Data processing	4,152	4,085	67	2
Advertising and promotion	1,438	1,457	(19)	(1)
Pennsylvania shares tax	1,505	1,338	167	12
Intangible amortization	1,303	1,311	(8)	(1)
Other professional fees and services	1,650	1,903	(253)	(13)
FDIC insurance	1,147	1,550	(403)	(26)
Other operating	10,147	10,103	44	—
Subtotal	73,267	71,772	1,495	2
Loss on sale or write-down of assets	86	71	15	21
Litigation and operational losses	776	470	306	65
Merger and acquisition related	106	3,955	(3,849)	(97)
Total noninterest expense	$74,235	$76,268	$(2,033)	(3)%

Noninterest expense decreased $2.0 million for the three months ended June 30, 2026 compared to the same period in 2025. The decrease is primarily the result of a decrease of $3.8 million in merger and acquisition expense related to the Center acquisition offset by a $2.2 million increase in salaries and employee benefits expense primarily due to annual merit increases, incentive expense and a higher number of full time equivalent employees.
Income Tax
The provision for income taxes increased $3.0 million for the three months ended June 30, 2026, compared to the corresponding period in 2025.  The effective tax rate increased 20 basis points from 20.6% for the three months ended June 30, 2025 to 20.8% for the three months ended June 30, 2026.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended June 30, 2026 and 2025.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs, with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first six months of 2026, the sale, maturity and redemption of investment securities provided $198.8 million in liquidity. These funds contributed to the liquidity available to originate loans, purchase investment securities and fund depositor withdrawals.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following represents our expanded sources of liquidity as of June 30, 2026:

	Total Available	Amount Used	Outstanding Letters of Credit	Net Available
	(dollars in thousands)
Internal liquidity sources
Unencumbered securities	$758,802	$—	$—	$758,802
Other (excess pledged)	129,488	—	—	129,488
External liquidity sources
FHLB advances	2,686,353	120,000	6,113	2,560,240
FRB borrowings	1,014,887	—	—	1,014,887
Lines with other financial institutions	160,000	—	—	160,000
CDARs (1)	1,217,568	14,422	—	1,203,146
Total liquidity	$5,967,098	$134,422	$6,113	$5,826,563
(1) Reflects internal policy limit. Maximum capacity with CDARs is $1.8 billion.
Our participation in the Certificate of Deposit Account Registry Services (“CDARS”) program is part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of June 30, 2026, the outstanding CDARS balance of $14.4 million carried an average weighted rate of 2.96% and an average original term of 327 days. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
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
First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	June 30, 2026	December 31, 2025
	Amount	Originated	Acquired(a)	Amount
	(dollars in thousands)
Noninterest-bearing demand deposits	$2,413,605	$2,331,287	$41,484	$2,372,771
Interest-bearing demand deposits	1,802,938	1,782,509	13,004	1,795,513
Savings deposits	4,360,889	4,108,572	133,190	4,241,762
Time deposits	1,682,629	1,750,616	90,307	1,840,923
Total	$10,260,061	$9,972,984	$277,985	$10,250,969
(a)Reflects the deposit balances, including purchase accounting marks, of deposits acquired from Center as of the acquisition date of April 30, 2025.
The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds.
During the first six months of 2026, total deposits increased $9.1 million. Interest-bearing demand and savings deposits increased $126.6 million, time deposits decreased $158.3 million, and noninterest-bearing demand deposits decreased $40.8 million.
The estimated total of uninsured deposits was $2.8 billion and $2.9 billion at June 30, 2026 and December 31, 2025, respectively, of which $0.8 billion were secured by pledged investment securities or letters of credit as of both June 30, 2026 and December 31, 2025. Uninsured amounts are estimated based on known account relationships for each depositor and insurance guidelines provided by the FDIC.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

a one-year period was 0.70 at both June 30, 2026 and December 31, 2025. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
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
The following is the gap analysis as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,905,300	$497,987	$783,587	$5,186,874	$3,445,732	$706,447
Investments	106,336	65,505	121,494	293,335	740,622	723,837
Other interest-earning assets	68,005	—	—	68,005	—	1,303
Total interest-sensitive assets (ISA)	4,079,641	563,492	905,081	5,548,214	4,186,354	1,431,587
Certificates of deposit	798,105	371,275	420,966	1,590,346	91,152	965
Other deposits	6,163,827	—	—	6,163,827	—	—
Borrowings	210,113	—	—	210,113	50,000	—
Total interest-sensitive liabilities (ISL)	7,172,045	371,275	420,966	7,964,286	141,152	965
Gap	$(3,092,404)	$192,217	$484,115	$(2,416,072)	$4,045,202	$1,430,622
ISA/ISL	0.57	1.52	2.15	0.70	29.66	1,483.51
Gap/Total assets	25.33%	1.57%	3.97%	19.79%	33.14%	11.72%

	December 31, 2025
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,962,518	$534,440	$846,281	$5,343,239	$3,308,592	$724,461
Investments	83,620	64,581	134,135	282,336	676,118	657,200
Other interest-earning assets	75,812	—	—	75,812	—	1,270
Total interest-sensitive assets (ISA)	4,121,950	599,021	980,416	5,701,387	3,984,710	1,382,931
Certificates of deposit	770,770	629,285	367,335	1,767,390	72,102	916
Other deposits	6,037,275	—	—	6,037,275	—	—
Borrowings	227,167	215	127,431	354,813	51,693	—
Total interest-sensitive liabilities (ISL)	7,035,212	629,500	494,766	8,159,478	123,795	916
Gap	$(2,913,262)	$(30,479)	$485,650	$(2,458,091)	$3,860,915	$1,382,015
ISA/ISL	0.59	0.95	1.98	0.70	32.19	1,509.75
Gap/Total assets	23.60%	0.25%	3.93%	19.91%	31.28%	11.20%

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2026 ($)	$(1,396)	$(777)	$5,834	$10,772
June 30, 2026 (%)	(0.30)%	(0.17)%	1.25%	2.30%

December 31, 2025 ($)	$(1,761)	$(979)	$4,114	$8,173
December 31, 2025 (%)	(0.40)%	(0.22)%	0.95%	1.88%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2026 ($)	$(11,150)	$(4,696)	$17,087	$32,140
June 30, 2026 (%)	(2.39)%	(1.00)%	3.66%	6.88%

December 31, 2025 ($)	$(9,798)	$(4,118)	$13,061	$25,334
December 31, 2025 (%)	(2.25)%	(0.95)%	3.00%	5.82%
The Company evaluates its potential interest rate sensitivity by utilizing several interest rate scenarios that incorporate both rising and declining rates. Results of these scenarios are impacted by variables that include the current level of interest rates, product characteristics such as floors and ceilings, the frequency with which variable rate products reset their rates, and projected pricing changes for non-maturity deposits. For example, the results in a declining rate scenario could be affected by the model's use of an assumed interest rate floor of zero. For the six months ended June 30, 2026 and 2025, the cost of our interest-bearing liabilities averaged 2.35% and 2.63%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 5.67% and 5.65%, respectively.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $6.6 million at June 30, 2026 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
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
Nonperforming loans and leases, including loans held for sale, decreased $10.1 million to $81.6 million at June 30, 2026, compared to $91.8 million at December 31, 2025. During the six months ended June, 30, 2026, a total of $33.7 million in loans were moved to a nonperforming status. This total includes three commercial relationships totaling $32.5 million. As of June 30, 2026, reserves of $8.2 million are included in the allowance for credit losses for these relationships. Offsetting the additions to nonperforming was the transfer of two commercial relationships back to accrual status totaling $8.6 million, releasing $2.3 million in reserves from the allowance for credit losses. Additionally, two commercial relationships totaling $5.2 million were transferred to held for sale, recognizing $0.6 million in charge-offs, and a $3.2 million commercial relationship was resolved with the Company accepting $1.3 million as satisfaction for the loan balance, recognizing a charge-off of $1.9 million, for which $1.7 million was provided for at December 31, 2025. Also impacting nonperforming loan balances in the first half of 2026, was a $1.9 million paydown of a $2.5 million dealer floor plan relationship with the Company recognizing a previously provided for charge-off of $0.7 million. In addition, four large nonperforming commercial relationships totaling $6.6 million paid off during the six-months ended June 30, 2026. Charge-offs for the six months ended June 30, 2026 totaled $22.4 million.
The allowance for credit losses as a percentage of nonperforming loans was 156.08% as of June 30, 2026, compared to 137.07% at December 31, 2025, and 133.62% at June 30, 2025. The amount of individually analyzed reserves included in the allowance for nonperforming loans and leases was determined by using fair values obtained from current appraisals. The allowance for credit losses includes specific allocations of $10.3 million and general reserves of $117.1 million as of June 30, 2026. Specific reserves increased $0.5 million in comparison to December 31, 2025 and decreased $3.8 million from June 30, 2025. The increase in specific reserves compared to December 31, 2025 is primarily due to specific reserves applied to individually analyzed loans moved to nonperforming during the second quarter.
Criticized loans totaled $286.5 million at June 30, 2026 and represented 3.0% of the loan portfolio. The level of criticized loans increased as of June 30, 2026 when compared to December 31, 2025, by $19.3 million, or 7%. Classified loans totaled $148.4 million at June 30, 2026 compared to $139.4 million at December 31, 2025, an increase of $9.0 million, or 6%.
The allowance for credit losses was $127.4 million at June 30, 2026, or 1.35% of total loans and leases outstanding, compared to 1.32% reported at December 31, 2025, and 1.39% at June 30, 2025. General reserves, or the portion of the allowance related to loans that were not individually analyzed, as a percentage of performing loans were 1.24% at June 30, 2026 compared to 1.22% at December 31, 2025 and 1.26% at June 30, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measurements:

	June 30,				December 31, 2025
	2026		2025
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$50,298		$71,590		$51,151
Loans on a nonaccrual basis - with government guarantees	22,510		11,590		30,325
Loans on nonaccrual basis - acquired	8,031		15,024		9,393
Loans on nonaccrual basis - acquired with government guarantees	801		1,303		887
Total nonperforming loans	$81,640		$99,507		$91,756
Loans past due 30 to 90 days and still accruing	$43,232		$17,117		$35,792
Loans past due in excess of 90 days and still accruing	$3,218		$1,297		$1,288
Other real estate owned	$2,270		$1,049		$990
Loans held for sale at end of period	$44,764		$42,993		$271,452
Portfolio loans and leases outstanding at end of period	$9,467,229		$9,570,815		$9,508,039
Average loans and leases outstanding	$9,512,864	(a)	$9,250,577	(a)	$9,474,491	(b)
Nonperforming loans as a percentage of total loans and leases	0.86%		1.04%		0.97%
Provision for credit losses on loans and leases (e)	$21,259	(a)	$12,421	(a)	$29,298	(b)
Provision for credit losses - acquisition day 1 non-PCD	$—		$3,759		$3,759
Allowance for credit losses	$127,425		$132,966		$125,768
Net charge-offs	$19,602	(a)	$5,856	(a)	$29,375	(b)
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.42%		0.13%		0.31%
Provision for credit losses as a percentage of net charge-offs (e)	108.45%	(a)	212.11%	(a)	99.74%	(b)
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (c)	1.35%		1.39%		1.32%
Allowance for credit losses as a percentage of nonperforming loans (d)	156.08%		133.62%		137.07%
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
The following tables show the outstanding balances of our loan and lease portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	June 30, 2026		December 31, 2025
	Amount	%	Legacy	Acquired(a)	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,071,387	22%	$1,983,756	$61,233	$2,044,989	22%
Real estate construction	486,666	5	429,265	33,521	462,786	5
Residential real estate	2,368,166	25	2,277,365	82,920	2,360,285	25
Commercial real estate	3,083,774	33	3,067,542	114,567	3,182,109	33
Loans to individuals	1,457,236	15	1,457,493	377	1,457,870	15
Total loans and leases, net of unearned income	$9,467,229	100%	$9,215,421	$292,618	$9,508,039	100%
(a)Reflects the balances, excluding loans held for sale and including purchase accounting marks, of loans acquired from Center as of the acquisition date of April 30, 2025.
During the six months ended June 30, 2026, loans decreased $40.8 million compared to balances outstanding at December 31, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Commercial, financial, agricultural and other loans increased $26.4 million, or 1.3%. Within this category, $91.5 million of growth occurred in the equipment finance portfolio, offset by a $74.3 million decrease in the time and demand portfolio. Real estate construction loans increased $23.9 million, or 5.2%, due to growth in commercial real estate projects. Residential real estate loans increased $7.9 million, or 0.3%, primarily due to growth in home equity loans. Commercial real estate loans decreased $98.3 million, or 3.1%, as a result of decline in loans secured by non-owner occupied commercial real estate. Loans to individuals decreased $0.6 million, or 0.04%, primarily due to a decrease in consumer credit card and consumer other loans.
Commercial real estate comprises 33% of our total loan portfolio. Commercial real estate loans are collateralized by real estate properties including, but not limited to, multifamily properties, office, retail, hotels and student housing. The following table summarizes the commercial real estate portfolio by type of property securing the credit.

	June 30, 2026		December 31, 2025
	Amount	%	Amount	%
	(dollars in thousands)
Land	$6,509	0.2%	$8,757	0.3%
Residential 1-4	5,964	0.2	5,380	0.2
Industrial and storage	630,547	20.4	645,211	20.3
Multifamily	658,707	21.4	576,299	18.1
Office	425,540	13.8	470,133	14.8
Healthcare	111,847	3.6	143,056	4.5
Student housing	100,415	3.3	139,645	4.4
Retail	756,426	24.5	774,070	24.3
Hospitality	207,226	6.7	238,531	7.4
Specialty use	178,593	5.8	178,940	5.6
Other	2,000	0.1	2,087	0.1
Total	$3,083,774	100.0%	$3,182,109	100.0%
The following tables represent our commercial real estate portfolio by type of property securing the credit as of June 30, 2026. Total non-pass commercial real estate loans increased by $11.1 million to $138.6 million when compared to December 31, 2025.

	Pass	OAEM	Substandard Accruing	Substandard Nonaccruing	Total Non-Pass	Total	% Non-Pass
	(dollars in thousands)
Land	$6,509	$—	$—	$—	$—	$6,509	—%
Residential 1-4	5,685	—	279	—	279	5,964	4.7
Industrial and storage	613,095	11,170	5,805	477	17,452	630,547	2.8
Multifamily	621,827	18,260	2,823	15,797	36,880	658,707	5.6
Office	392,180	14,521	13,939	4,900	33,360	425,540	7.8
Healthcare	107,310	1,862	2,637	38	4,537	111,847	4.1
Student housing	95,550	4,865	—	—	4,865	100,415	4.8
Retail	739,756	2,424	10,626	3,620	16,670	756,426	2.2
Hospitality	195,090	12,136	—	—	12,136	207,226	5.9
Specialty use	166,278	4,366	7,159	790	12,315	178,593	6.9
Other	1,922	78	—	—	78	2,000	3.9
Total	$2,945,202	$69,682	$43,268	$25,622	$138,572	$3,083,774	4.5%
The office portfolio comprises 14% of total commercial real estate loans and 24% of total commercial real estate non-pass loans. The average loan commitment size for the office portfolio is $0.9 million and the average outstanding balance as of June 30, 2026 is $0.9 million. Within the office portfolio, exposures over $1.0 million have an average debt service coverage ratio of 1.51x, which exceeds our internal guidelines of 1.25x to 1.50x, depending on property class. Additionally, for loans with exposure over $1.0 million, the office portfolio has a weighted average loan to value of 45.0% compared to internal

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

guidelines of 60-75%, depending on property class. Our current measure is based off of the most recent appraisal on file, the majority of which are from origination.
As previously noted, portfolio segment limits are approved by our Board of Directors' Risk Committee. These segment limits incorporate loan commitments and are based off of total Tier 1 capital plus the allowable allowance for credit losses. In the second quarter of 2026, after considering the current environment and potential risks related to the office portfolio, the segment limit for the office portfolio was decreased from 50% to 45%, with the actual segment concentration at 28.9% as of June 30, 2026.
The following table summarizes commercial real estate loans by the location of the properties by which they are collateralized as of June 30, 2026. Some loans are collateralized by multiple properties spread over various states. In those instances, the loan is included below based on the location of the primary property collateralizing the loan.

	Balance	% of Total
	(dollars in thousands)
Pennsylvania	$1,310,203	43%
Ohio	1,294,572	43
Kentucky	126,431	4
New Jersey	43,435	1
Indiana	42,369	1
New York	39,360	1
Other	227,404	7
	$3,083,774	100%
When calculating the allowance for credit losses the commercial real estate portfolio is segmented into three portfolio segments: multifamily, non-owner occupied and owner occupied. For additional information related to these segments, including credit quality, see Note 8 "Loans and Leases and Allowance for Credit Losses" of the unaudited consolidated financial statements.
As indicated in the table below, commercial real estate and commercial, financial and agricultural and other loans represent a significant portion of the nonperforming loans as of June 30, 2026.

	For the Six Months Ended June 30, 2026			As of June 30, 2026
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$11,446	58.39%	0.24%	$40,682	49.83%	0.43%
Real estate construction	326	1.66	0.01	—	—	—
Residential real estate	386	1.97	0.01	15,329	18.78	0.16
Commercial real estate	4,267	21.77	0.09	25,622	31.38	0.27
Loans to individuals	3,177	16.21	0.07	7	0.01	—
Total loans and leases, net of unearned income	$19,602	100.00%	0.42%	$81,640	100.00%	0.86%
Net charge-offs for the six months ended June 30, 2026 totaled $19.6 million, compared to $5.9 million for the six months ended June 30, 2025. Charge-offs during the six months ended June 30, 2026 were primarily in the commercial, financial, agricultural and other, commercial real estate and loans to individual categories. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At June 30, 2026, shareholders’ equity was $1.6 billion, an increase of $14.8 million from December 31, 2025. The increase was primarily the result $82.1 million in net income and a $3.7 million increase related to the reissuance of treasury stock, offset by $36.9 million of common stock repurchases, $28.1 million of dividends paid to shareholders and a $6.1 million

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

decrease in the fair value of available for sale investments and interest rate swaps, which is reflected in the Other Comprehensive Income component of capital. Cash dividends declared per common share were $0.275 for the six months ended June 30, 2026.
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
In 2018, First Commonwealth Bank, the Company's banking subsidiary, issued $100 million in subordinated debt, of which $50 million remained outstanding at June 30, 2026, which under the regulatory rules qualifies as Tier II capital. As of June 30, 2026, this subordinated debt issuance increased the total risk-based capital ratio by 50 basis points.
As of June 30, 2026, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,491,087	15.10%	$1,036,920	10.50%	$987,543	10.00%
First Commonwealth Bank	1,379,102	14.00	1,034,528	10.50	985,265	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,318,043	13.35%	$839,411	8.50%	$790,034	8.00%
First Commonwealth Bank	1,206,339	12.24	837,475	8.50	788,212	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$1,318,043	11.09%	$475,567	4.00%	$594,459	5.00%
First Commonwealth Bank	1,206,339	10.17	474,504	4.00	593,130	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,248,043	12.64%	$691,280	7.00%	$641,903	6.50%
First Commonwealth Bank	1,206,339	12.24	689,686	7.00	640,422	6.50
On July 28, 2026, First Commonwealth Financial Corporation declared a quarterly dividend of $0.14 per share payable on August 21, 2026 to shareholders of record as of August 7, 2026. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
New Accounting Pronouncements
In November 2024, Accounting Standards Update 2024-03 ("ASU 2024-03"), “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures" (Subtopic 220-40) was issued. ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 will be effective, on a prospective basis, for annual periods beginning in 2027, and interim periods within fiscal years beginning in 2028, though early adoption and retrospective application is permitted. ASU 2024-03 is not expected to have a significant impact on our financial conditions or results of operations.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time, the Company repurchases shares of its common stock pursuant to repurchase programs authorized by the Board of Directors. Most recently, the Board authorized repurchase programs of $25.0 million in December 2025 and an additional $25.0 million in February 2026. The following table details the amount of shares repurchased under this program in the second quarter of 2026:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Price of Shares Purchased (dollars in thousands)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
April 30, 2026	—	$—	—	$—	1,373,783
May 31, 2026	444,922	18.42	444,922	8,195	902,631
June 30, 2026	200,773	19.19	200,773	3,854	651,357
Total	645,695	$18.66	645,695	$12,049
* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $18.41 at April 30, 2026, $18.94 at May 31, 2026 and $20.33 at June 30, 2026.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable

ITEM 5.    OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during quarter ended June 30, 2026.

ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	Change of Control Agreement dated April 1, 2026 between First Commonwealth Financial Corporation and Matthew T. Zuro	Filed herewith

10.2	Restricted Stock Agreement dated April 1, 2026 between First Commonwealth Financial Corporation and Matthew T. Zuro	Filed herewith

10.3	Change of Control Agreement dated April 27, 2026 between First Commonwealth Financial Corporation and Ryan L. Gorney	Filed herewith

10.4	Restricted Stock Agreement dated April 27, 2026 between First Commonwealth Financial Corporation and Ryan L. Gorney	Filed herewith

10.5	Retirement Agreement dated April 1, 2026 between First Commonwealth Financial Corporation and Jane Grebenc	Filed herewith

10.6	Retirement Agreement dated May 1, 2026 between First Commonwealth Financial Corporation and Norman J. Montgomery	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements. Note that XBRL tags are embedded within the document.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 10, 2026	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: August 10, 2026	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer