Form 10-Q
period 2026-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2026-11-06
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of November 5, 2026, was 96,927,715.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2026	December 31, 2025
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$93,509	$103,280
Interest-bearing bank deposits	34,502	77,082
Securities available for sale, at fair value	1,003,048	1,014,194
Securities held to maturity, at amortized cost (Fair value of $485,856 and $470,665 at September 30, 2026 and December 31, 2025, respectively)	555,660	519,422
Other investments	38,690	38,295
Loans held for sale (Includes fair value of $36,301 and $46,071 at September 30, 2026 and December 31, 2025, respectively)	37,676	271,452
Loans and leases:
Portfolio loans and leases	9,537,685	9,508,039
Allowance for credit losses	(133,525)	(125,768)
Net loans and leases	9,404,160	9,382,271
Premises and equipment, net	117,343	114,283
Other real estate owned	4,534	990
Goodwill	378,826	378,214
Amortizing intangibles, net	19,759	22,015
Bank owned life insurance	235,643	233,154
Other assets	273,585	188,384
Total assets	$12,196,935	$12,343,036
Liabilities
Deposits (all domestic):
Noninterest-bearing	$2,469,526	$2,372,771
Interest-bearing	7,804,383	7,878,198
Total deposits	10,273,909	10,250,969
Short-term borrowings	167,672	147,966
Subordinated debentures	121,700	128,466
Other long-term debt	—	129,555
Capital lease obligation	—	3,721
Total long-term debt	121,700	261,742
Other liabilities	149,605	127,983
Total liabilities	10,712,886	10,788,660
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 126,599,991 shares issued at both September 30, 2026 and December 31, 2025, and 96,927,715 and 102,840,771 shares outstanding at September 30, 2026 and December 31, 2025, respectively	126,600	126,600
Additional paid-in capital	676,845	675,745
Retained earnings	1,152,771	1,067,895
Accumulated other comprehensive loss, net	(98,919)	(64,600)
Treasury stock (29,672,276 and 23,759,220 shares at September 30, 2026 and December 31, 2025, respectively)	(373,248)	(251,264)
Total shareholders’ equity	1,484,049	1,554,376
Total liabilities and shareholders’ equity	$12,196,935	$12,343,036

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans and leases	$146,472	$147,728	$431,070	$422,834
Interest and dividends on investments:
Taxable interest	14,501	13,614	41,630	41,530
Interest exempt from federal income taxes	83	90	256	276
Dividends	709	786	1,859	2,017
Interest on bank deposits	544	491	4,034	2,106
Total interest income	162,309	162,709	478,849	468,763
Interest Expense
Interest on deposits	43,104	47,038	133,473	142,961
Interest on short-term borrowings	1,002	1,262	1,317	3,128
Interest on subordinated debentures	1,860	1,858	5,432	5,534
Interest on other long-term debt	—	1,389	798	4,132
Interest on lease obligations	23	39	93	122
Total interest expense	45,989	51,586	141,113	155,877
Net Interest Income	116,320	111,123	337,736	312,886
Provision for credit losses	14,188	11,327	33,852	25,961
Provision for credit losses - acquisition day 1 non-PCD	—	—	—	3,759
Net Interest Income after Provision for Credit Losses	102,132	99,796	303,884	283,166
Noninterest Income
Net securities gains (losses)	33	369	573	(4,773)
Gain on sale of VISA	—	—	—	5,146
Trust income	3,900	3,477	10,891	9,528
Service charges on deposit accounts	5,990	5,913	17,264	16,946
Insurance and retail brokerage commissions	2,920	3,499	9,272	9,766
Income from bank owned life insurance	1,990	1,712	5,930	5,152
Gain on sale of mortgage loans	2,512	2,132	7,064	5,355
Gain on sale of other loans and assets	2,275	1,085	6,485	4,690
Gain on early redemption of subordinated debt	—	—	806	—
Card-related interchange income	3,980	3,985	11,646	11,637
Derivatives mark to market	95	2	184	(151)
Swap fee income	721	243	1,226	1,517
Other income	2,311	2,440	6,970	7,295
Total noninterest income	26,727	24,857	78,311	72,108
Noninterest Expense
Salaries and employee benefits	44,351	40,717	129,959	121,716
Net occupancy	5,311	5,110	15,893	15,733
Furniture and equipment	4,858	4,427	13,855	13,167
Data processing	4,416	4,260	12,751	12,162
Advertising and promotion	1,746	1,931	4,855	4,760
Pennsylvania shares tax	1,593	1,337	4,428	4,012
Intangible amortization	1,341	1,567	4,008	4,009
Other professional fees and services	1,653	1,843	4,409	5,366
FDIC insurance	1,802	1,653	4,538	4,582
Loss on sale or write-down of assets	911	87	1,564	373
Litigation and operational losses	457	582	2,090	1,845
Merger and acquisition related	84	165	307	4,229
Other operating	9,661	9,155	29,357	28,398
Total noninterest expense	78,184	72,834	228,014	220,352
Income Before Income Taxes	50,675	51,819	154,181	134,922
Income tax provision	5,732	10,491	27,101	27,496
Net Income	$44,943	$41,328	$127,080	$107,426

Average Shares Outstanding	99,740,919	104,383,217	101,008,960	103,202,885
Average Shares Outstanding Assuming Dilution	100,077,971	104,754,917	101,272,158	103,509,902
Per Share Data:
Basic Earnings per Share	$0.45	$0.40	$1.26	$1.04
Diluted Earnings per Share	$0.45	$0.39	$1.25	$1.04
Cash Dividends Declared per Common Share	$0.140	$0.135	$0.415	$0.400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net Income	$44,943	$41,328	$127,080	$107,426
Other comprehensive (loss) income, before tax benefit (expense):
Unrealized holding (losses) gains on securities arising during the period	(35,926)	7,138	(44,398)	28,700
Reclassification adjustment for losses (gains) included in net income	(33)	(369)	(573)	4,773
Unrealized holding gains on derivatives arising during the period	246	2,006	1,526	8,674
Total other comprehensive (loss) income, before tax benefit (expense)	(35,713)	8,775	(43,445)	42,147
Income tax benefit (expense) related to items of other comprehensive (loss) income	7,503	(1,842)	9,126	(8,850)
Total other comprehensive (loss) income	(28,210)	6,933	(34,319)	33,297
Comprehensive Income	$16,733	$48,261	$92,761	$140,723

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2025	102,840,771	$126,600	$675,745	$1,067,895	$(64,600)	$(251,264)	$1,554,376
Net income				127,080			127,080
Other comprehensive loss					(34,319)		(34,319)
Cash dividends declared ($0.415 per share)				(42,204)			(42,204)
Treasury stock acquired	(6,218,703)		23			(125,159)	(125,136)
Treasury stock reissued	212,078		368	—		2,234	2,602
Restricted stock	93,569	—	709	—		941	1,650
Balance at September 30, 2026	96,927,715	$126,600	$676,845	$1,152,771	$(98,919)	$(373,248)	$1,484,049

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2024	101,758,450	$123,603	$631,367	$971,082	$(102,514)	$(218,373)	$1,405,165
Net income				107,426			107,426
Other comprehensive income					33,297		33,297
Cash dividends declared ($0.400 per share)				(41,486)			(41,486)
Treasury stock acquired	(774,325)					(12,945)	(12,945)
Treasury stock reissued	190,547		993	—		1,879	2,872
Restricted stock	122,015	—	806	—		794	1,600
Common stock issuance	2,996,611	2,997	42,911				45,908
Balance at September 30, 2025	104,293,298	$126,600	$676,077	$1,037,022	$(69,217)	$(228,645)	$1,541,837

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at June 30, 2026	101,101,529	$126,600	$676,845	$1,121,960	$(70,709)	$(285,528)	$1,569,168
Net income				44,943			44,943
Other comprehensive loss					(28,210)		(28,210)
Cash dividends declared ($0.140 per share)				(14,132)			(14,132)
Treasury stock acquired	(4,168,064)		—			(88,285)	(88,285)
Restricted stock	(5,750)	—	—	—		565	565
Balance at September 30, 2026	96,927,715	$126,600	$676,845	$1,152,771	$(98,919)	$(373,248)	$1,484,049

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at June 30, 2025	104,925,587	$126,600	$676,077	$1,009,790	$(76,150)	$(218,550)	$1,517,767
Net income				41,328			41,328
Other comprehensive income					6,933		6,933
Cash dividends declared ($0.135 per share)				(14,096)			(14,096)
Treasury stock acquired	(632,289)					(10,630)	(10,630)
Restricted stock	—	—	—	—		535	535
Balance at September 30, 2025	104,293,298	$126,600	$676,077	$1,037,022	$(69,217)	$(228,645)	$1,541,837
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 1. Financial Statements and Supplementary Data (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
Operating Activities	(dollars in thousands)
Net income	$127,080	$107,426
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	33,852	29,720
Deferred tax expense	1,492	758
Depreciation and amortization	5,903	4,825
Net gains on securities and other assets	(12,225)	(9,625)
Net (accretion) amortization of premiums and discounts on securities	(270)	33
Gain on early redemption of subordinated debentures	(806)	—
Income from increase in cash surrender value of bank owned life insurance	(5,218)	(5,006)
Decrease (increase) in interest receivable	725	(998)
Mortgage loans originated for sale	(243,427)	(202,036)
Proceeds from sale of mortgage loans	250,877	211,595
Decrease in interest payable	(1,528)	(747)
Increase in income taxes payable	10,090	1,500
Purchase of transferrable tax credit	(49,937)	—
Other, net	(10,126)	(1,657)
Net cash provided by operating activities	106,482	135,788
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	63,330	53,187
Purchases	(99,787)	(127,860)
Transactions with securities available for sale:
Proceeds from sales	4,825	69,862
Proceeds from maturities and redemptions	210,878	180,754
Purchases	(248,466)	(111,514)
Proceeds from sale of equity securities	—	5,146
Purchases of FHLB stock	(32,804)	(51,501)
Proceeds from the redemption of FHLB stock	31,859	44,141
Proceeds from the redemption of other investments	550	—
Proceeds from bank owned life insurance	2,506	3,313
Proceeds from sale of loans	270,876	56,453
Proceeds from sale of other assets	6,873	4,785
Net cash received from business acquisition	(960)	4,672
Net increase in loans and leases	(94,947)	(492,080)
Purchases of premises and equipment and other assets	(12,658)	(13,927)
Net cash provided by (used in) investing activities	102,075	(374,569)
Financing Activities
Net increase in other short-term borrowings	19,706	66,918
Net increase in deposits	22,987	275,392
Repayments of other long-term debt	(129,555)	(20,881)
Long-term debt prepayment penalty	(511)	—
Repayments of capital lease obligation	(427)	(452)
Repayments of subordinated debentures	(5,999)	—
Dividends paid	(42,204)	(41,486)
Proceeds from reissuance of treasury stock	254	237
Purchase of treasury stock	(125,159)	(12,945)
Net cash (used in) provided by financing activities	(260,908)	266,783
Net (decrease) increase in cash and cash equivalents	(52,351)	28,002
The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Nine Months Ended
	September 30,
	2026	2025
Operating Activities	(dollars in thousands)
Cash and cash equivalents at January 1	180,362	133,409
Cash and cash equivalents at September 30	$128,011	$161,411
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
The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year of 2026. These interim financial statements should be read in conjunction with First Commonwealth’s 2025 Annual Report on Form 10-K.
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
Costs related to the acquisition totaled $4.6 million, of which $0.2 million were recognized in the nine months ended September 30, 2026. There were no costs recognized in the three months ended September 30, 2026. These amounts were expensed as incurred and are recorded as a merger and acquisition related expense in the Consolidated Statements of Income.
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

	For the Nine Months Ended September 30,
	2026			2025
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(44,398)	$9,332	$(35,066)	$28,700	$(6,027)	$22,673
Reclassification adjustment for (gains) losses on securities included in net income	(573)	120	(453)	4,773	(1,002)	3,771
Total unrealized (losses) gains on securities	(44,971)	9,452	(35,519)	33,473	(7,029)	26,444
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	1,526	(326)	1,200	8,674	(1,821)	6,853
Total unrealized gains on derivatives	1,526	(326)	1,200	8,674	(1,821)	6,853
Total other comprehensive (loss) income	$(43,445)	$9,126	$(34,319)	$42,147	$(8,850)	$33,297

	For the Three Months Ended September 30,
	2026			2025
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(35,926)	$7,547	$(28,379)	$7,138	$(1,499)	$5,639
Reclassification adjustment for gains on securities included in net income	(33)	6	(27)	(369)	78	(291)
Total unrealized (losses) gains on securities	(35,959)	7,553	(28,406)	6,769	(1,421)	5,348
Unrealized gains on derivatives:
Unrealized holding gains on derivatives arising during the period	246	(50)	196	2,006	(421)	1,585
Total unrealized gains on derivatives	246	(50)	196	2,006	(421)	1,585
Total other comprehensive (loss) income	$(35,713)	$7,503	$(28,210)	$8,775	$(1,842)	$6,933

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the nine months ended September 30:

	2026				2025
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31	$(64,381)	$381	$(600)	$(64,600)	$(94,403)	$339	$(8,450)	$(102,514)
Other comprehensive (loss) income before reclassification adjustment	(35,066)	—	1,200	(33,866)	22,673	—	6,853	29,526
Amounts reclassified from accumulated other comprehensive (loss) income	(453)	—	—	(453)	3,771	—	—	3,771
Net other comprehensive (loss) income during the period	(35,519)	—	1,200	(34,319)	26,444	—	6,853	33,297
Balance at September 30	$(99,900)	$381	$600	$(98,919)	$(67,959)	$339	$(1,597)	$(69,217)

The following table details the change in components of OCI for the three months ended September 30:

	2026				2025
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at June 30	$(71,494)	$381	$404	$(70,709)	$(73,307)	$339	$(3,182)	$(76,150)
Other comprehensive (loss) income before reclassification adjustment	(28,379)	—	196	(28,183)	5,639	—	1,585	7,224
Amounts reclassified from accumulated other comprehensive (loss) income	(27)	—	—	(27)	(291)	—	—	(291)
Net other comprehensive (loss) income during the period	(28,406)	—	196	(28,210)	5,348	—	1,585	6,933
Balance at September 30	$(99,900)	$381	$600	$(98,919)	$(67,959)	$339	$(1,597)	$(69,217)
Note 4 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes, as well as detail on non-cash investing and financing activities for the nine months ended September 30:

	2026	2025
	(dollars in thousands)
Cash paid during the period for:
Interest	$142,622	$156,526
Income taxes	14,561	17,445
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	10,059	4,717
Loans transferred from held to maturity to held for sale	47,569	75,414
Loans transferred from held for sale to held to maturity	(26,440)	(5,033)
Gross (decrease) increase in market value adjustment to securities available for sale	(44,971)	33,473
Gross increase in market value adjustment to derivatives	1,526	8,674
Noncash treasury stock reissuance	2,348	2,339
Excise tax on treasury stock repurchased	(23)	—
Net assets acquired through acquisition	—	27,035
Proceeds from death benefit on bank owned life insurance not received	223	199

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average common shares issued	126,599,991	126,599,991	126,599,991	125,282,799
Average treasury stock shares	(26,613,082)	(21,923,199)	(25,335,064)	(21,775,771)
Average deferred compensation shares	(56,583)	(56,625)	(56,677)	(56,583)
Average unearned non-vested shares	(189,407)	(236,950)	(199,290)	(247,560)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	99,740,919	104,383,217	101,008,960	103,202,885
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	280,435	315,037	206,581	250,354
Additional common stock equivalents (deferred compensation) used to calculate diluted earnings per share	56,617	56,663	56,617	56,663
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	100,077,971	104,754,917	101,272,158	103,509,902
Per Share Data:
Basic Earnings per Share	$0.45	$0.40	$1.26	$1.04
Diluted Earnings per Share	$0.45	$0.39	$1.25	$1.04
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the nine months ended September 30, because to do so would have been antidilutive.

	2026			2025
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Restricted Stock	135,816	$13.02	$18.64	201,199	$12.39	$18.62
Restricted Stock Units	—	$—	$—	—	$—	$—

Note 6 Commitments and Contingent Liabilities
Commitments and Letters of Credit
Standby letters of credit and commercial letters of credit are conditional commitments issued by First Commonwealth to guarantee the performance or payment of a customer to a third party. The contract or notional amount of these instruments reflects the maximum amount of future payments that First Commonwealth could be required to pay under the guarantees if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. In addition, many of these commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.
The following table identifies the notional amount of those instruments at the date shown below:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,512,478	$2,425,873
Financial standby letters of credit	12,917	14,371
Performance standby letters of credit	11,375	16,620
Commercial letters of credit	458	569

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The commitment amounts outstanding as of September 30, 2026 include amounts issued in 2026 of $1.0 million in performance standby letters of credit. There were no financial standby letters of credit or commercial letters of credit issued in 2026. A liability of $0.3 million has been recorded as of both September 30, 2026 and December 31, 2025, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $10.1 million and $8.2 million as of September 30, 2026 and December 31, 2025, respectively. This liability is reflected in "Other liabilities" in the unaudited Consolidated Statements of Financial Condition. The credit risk evaluation incorporates the expected loss percentage calculated for comparable loan categories as part of the allowance for credit losses for loans as well as estimated utilization for each loan category.
Legal Proceedings
First Commonwealth and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. As of September 30, 2026, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against First Commonwealth or its subsidiaries will be material to First Commonwealth’s consolidated financial position. On at least a quarterly basis, First Commonwealth assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that First Commonwealth will incur losses and the amounts of the losses can be reasonably estimated, First Commonwealth records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability (if any), is between $0 and $1 million. Although First Commonwealth does not believe that the outcome of pending litigation will be material to First Commonwealth’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations and cash flows for a particular reporting period in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Investment Securities
Securities Available for Sale
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	September 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,353	$2	$(286)	$2,069	$2,638	$23	$(165)	$2,496
Mortgage-Backed Securities – Commercial	654,312	75	(68,390)	585,997	701,572	3,788	(43,671)	661,689
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	427,723	109	(56,975)	370,857	336,493	1,087	(42,057)	295,523
Other Government-Sponsored Enterprises	—	—	—	—	1,000	—	(16)	984
Obligations of States and Political Subdivisions	7,560	—	(849)	6,711	7,560	1	(590)	6,971
Corporate Securities	38,109	310	(1,005)	37,414	46,969	782	(1,220)	46,531
Total Debt Securities Available for Sale	$1,130,057	$496	$(127,505)	$1,003,048	$1,096,232	$5,681	$(87,719)	$1,014,194
Mortgage-backed securities include mortgage-backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises. These obligations have contractual maturities ranging from less than one year to approximately 41 years, with lower anticipated lives (typically less than 5 years) to maturity due to prepayments. All mortgage-backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds; therefore, First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage-backed securities under various interest rate scenarios to monitor the potential impact on earnings and interest rate risk positions.
Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. Other fixed income securities within the portfolio also contain prepayment risk.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2026, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	20,622	19,479
Due after 5 but within 10 years	22,047	21,638
Due after 10 years	3,000	3,008
	45,669	44,125
Mortgage-Backed Securities (a)	1,084,388	958,923
Total Debt Securities	$1,130,057	$1,003,048
(a)  Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $656.7 million and a fair value of $588.1 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $427.7 million and a fair value of $370.9 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, calls and maturities related to securities held to maturity and securities available for sale were as follows for the nine months ended September 30:

	2026	2025
	(dollars in thousands)
Proceeds from sales	$4,825	$69,862
Gross gains (losses) realized:
Sales transactions:
Gross gains	$—	$—
Gross losses	(6)	(5,142)
	(6)	(5,142)
Maturities
Gross gains	579	369
Gross losses	—	—
	579	369
Net gains (losses)	$573	$(4,773)
For the nine months ended September 30, 2026, losses from sales transactions in the above table relate to the sale of one corporate security and gains from maturities are a result of the call of three corporate securities.
For the nine months ended September 30, 2025, $48.5 million proceeds from sales included in the above table are a result of management selling $53.7 million in available for sale investment securities yielding 2.61% and reinvesting the proceeds into securities yielding 5.41%. Additionally, $21.4 million in proceeds from sales are a result of the sale of investments acquired as part of the Center acquisition. All of the acquired investments were recorded at fair value at the time of acquisition and subsequently sold at the same value.
Securities available for sale with an estimated fair value of $609.2 million and $624.0 million were pledged as of September 30, 2026 and December 31, 2025, respectively, to secure public deposits and for other purposes required or permitted by law.
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
Securities Held to Maturity
Below is an analysis of the amortized cost and fair values of debt securities held to maturity at:

	September 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$1,289	$—	$(223)	$1,066	$1,379	$—	$(144)	$1,235
Mortgage-Backed Securities- Commercial	143,192	—	(17,889)	125,303	163,625	606	(12,320)	151,911
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	365,915	—	(46,255)	319,660	307,676	485	(33,395)	274,766
Other Government-Sponsored Enterprises	23,450	—	(3,563)	19,887	23,199	—	(2,735)	20,464
Obligations of States and Political Subdivisions	21,214	—	(1,871)	19,343	22,743	—	(1,250)	21,493
Debt Securities Issued by Foreign Governments	600	—	(3)	597	800	—	(4)	796
Total Debt Securities Held to Maturity	$555,660	$—	$(69,804)	$485,856	$519,422	$1,091	$(49,848)	$470,665
The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$2,360	$2,336
Due after 1 but within 5 years	39,410	34,596
Due after 5 but within 10 years	2,930	2,485
Due after 10 years	564	410
	45,264	39,827
Mortgage-Backed Securities (a)	510,396	446,029
Total Debt Securities	$555,660	$485,856
(a)Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Mortgage-Backed Securities include an amortized cost of $144.5 million and a fair value of $126.4 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $365.9 million and a fair value of $319.7 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.
Securities held to maturity with an amortized cost of $406.6 million and $349.2 million were pledged as of September 30, 2026 and December 31, 2025, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Investments
As a member of the Federal Home Loan Bank ("FHLB"), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage-related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2026 and December 31, 2025, our FHLB stock totaled $33.5 million and $32.6 million, respectively, and is included in “Other investments” on the unaudited Consolidated Statements of Financial Condition.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly and has concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three and nine months ended September 30, 2026.
At September 30, 2026 and December 31, 2025, "Other investments" also includes $5.2 million and $5.7 million, respectively, in equity securities. These securities do not have a readily determinable fair value and are carried at cost. During the nine-months ended September 30, 2026 and 2025, there were no gains or losses recognized through earnings on these equity securities. On a quarterly basis, management evaluates equity securities by reviewing the severity and duration of any decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, the impact of interest rate changes and other relevant information.
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
The following table presents the gross unrealized losses and estimated fair values at September 30, 2026, for available for sale securities for which an allowance for credit losses has not been recorded and held to maturity securities by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$330	$(4)	$2,436	$(505)	$2,766	$(509)
Mortgage-Backed Securities – Commercial	466,736	(19,774)	221,430	(66,505)	688,166	(86,279)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	294,350	(12,098)	381,454	(91,132)	675,804	(103,230)
Other Government-Sponsored Enterprises	—	—	19,887	(3,563)	19,887	(3,563)
Obligations of States and Political Subdivisions	2,472	(88)	22,657	(2,632)	25,129	(2,720)
Debt Securities Issued by Foreign Governments	399	(1)	198	(2)	597	(3)
Corporate Securities	7,338	(162)	13,158	(843)	20,496	(1,005)
Total Securities	$771,625	$(32,127)	$661,220	$(165,182)	$1,432,845	$(197,309)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At September 30, 2026, fixed income securities issued by the U.S. Government and U.S. Government-sponsored enterprises comprised 96% of the estimated fair value for the total portfolio and 98% of total unrealized losses. All unrealized losses are the result of changes in market interest rates. At September 30, 2026, there are 230 debt securities in the portfolio, with 194 debt securities in an unrealized loss position.
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
As of September 30, 2026, our corporate securities had an amortized cost and an estimated fair value of $38.1 million and $37.4 million, respectively. As of December 31, 2025, our corporate securities had an amortized cost and estimated fair value of $47.0 million and $46.5 million, respectively. Corporate securities are comprised of debt issued by large regional banks. There were 5 corporate securities out of a total of 9 that were in an unrealized loss position at September 30, 2026 and 7 corporate securities out of a total of 12 that were in an unrealized loss position at December 31, 2025. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trends and capital position to determine whether the unrealized loss position is a result of credit losses. All interest payments on the corporate securities are being made as contractually required.
There was no expected credit related impairment recognized on investment securities during the nine months ended September 30, 2026 and 2025.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Loans and Leases and Allowance for Credit Losses
Loans and leases are presented in the Unaudited Consolidated Statements of Financial Condition net of deferred fees and costs, and discounts related to purchased loans. Net deferred fees were $25.4 million and $21.2 million as of September 30, 2026 and December 31, 2025, respectively, and discounts on purchased loans from acquisitions were $16.3 million and $20.2 million as of September 30, 2026 and December 31, 2025, respectively. The following table provides outstanding balances related to each of our loan types:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,122,664	$2,044,989
Time and demand	1,159,189	1,226,054
Commercial credit cards	11,562	11,408
Equipment finance	827,547	693,265
Time and demand other	124,366	114,262
Real estate construction	497,670	462,786
Construction other	465,766	415,536
Construction residential	31,904	47,250
Residential real estate	2,391,525	2,360,285
Residential first lien	1,606,946	1,631,019
Residential junior lien/home equity	784,579	729,266
Commercial real estate	3,043,642	3,182,109
Multifamily	671,329	594,790
Non-owner occupied	1,600,219	1,834,016
Owner occupied	772,094	753,303
Loans to individuals	1,482,184	1,457,870
Automobile and recreational vehicles	1,416,187	1,387,195
Consumer credit cards	8,769	9,496
Consumer other	57,228	61,179
Total loans and leases	$9,537,685	$9,508,039
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
The risk and loss characteristics of these two construction categories are different than other real estate secured categories due to the collateral being at various stages of completion. The nature of the project and type of borrower within the two construction categories provides for unique risk and loss characteristics for each category. The primary macroeconomic drivers for estimating credit losses for construction loans include forecasts of national unemployment and measures of completed construction projects.
Residential real estate
Residential first lien - Consists of loans with collateral of 1-4 family residencies with a senior lien position. The risk and loss characteristics are unique for this group because the collateral for these loans is the borrower’s primary residence. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and residential property values.
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
Commercial real estate
Multifamily - Consists of loans secured by commercial multifamily properties. Real estate related to rentals to consumers provides unique risk and loss characteristics. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of completed multifamily construction projects and national unemployment.
Non-owner Occupied - Consists of loans secured by non-owner occupied commercial real estate and provides different loss characteristics than other real estate categories. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and changes in the price of commercial real estate.
Owner Occupied - Consists of loans secured by commercial real estate owner occupied properties. The risk and loss characteristics of this category were considered different than other real estate categories because repayment is more directly dependent on the operating performance of the business occupying the property. The primary macroeconomic drivers for estimating credit losses for this category include forecasts of national unemployment and economic conditions as measured by GDP.
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
Calculation of the Allowance for Credit Losses
The allowance for credit losses is calculated by pooling loans with similar credit risk characteristics and applying a discounted cash flow methodology after incorporating probability of default and loss given default estimates. Probability of default represents an estimate of the likelihood of default, and loss given default measures the expected loss upon default. Inputs impacting the expected losses include a forecast of macroeconomic factors, using a weighted forecast from a nationally

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized firm. Our model incorporates a one-year forecast of macroeconomic factors, after which the factors revert back to the historical mean over a one-year period. The most significant macroeconomic factor used in estimating credit losses is the national unemployment rate. The forecasted value for national unemployment at the beginning of the forecast period was 4.14%, and during the one-year forecast period it was projected to average 5.10%, with a peak of 5.47%.
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
The following tables represent our credit risk profile by creditworthiness category. In the table for the year ended December 31, 2025, the balance of the doubtful category had been fully provided for in the allowance for credit losses and was subsequently charged-off in the first quarter of 2026.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2026
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,007,368	$45,539	$69,757	$—	$—	$115,296	$2,122,664
Time and demand	1,055,256	41,597	62,336	—	—	103,933	1,159,189
Commercial credit cards	11,562	—	—	—	—	—	11,562
Equipment finance	816,184	3,942	7,421	—	—	11,363	827,547
Time and demand other	124,366	—	—	—	—	—	124,366
Real estate construction	495,449	409	1,812	—	—	2,221	497,670
Construction other	464,324	409	1,033	—	—	1,442	465,766
Construction residential	31,125	—	779	—	—	779	31,904
Residential real estate	2,373,600	2,126	15,799	—	—	17,925	2,391,525
Residential first lien	1,593,980	2,126	10,840	—	—	12,966	1,606,946
Residential junior lien/home equity	779,620	—	4,959	—	—	4,959	784,579
Commercial real estate	2,891,071	65,359	87,212	—	—	152,571	3,043,642
Multifamily	648,423	11,692	11,214	—	—	22,906	671,329
Non-owner occupied	1,522,563	35,966	41,690	—	—	77,656	1,600,219
Owner occupied	720,085	17,701	34,308	—	—	52,009	772,094
Loans to individuals	1,482,178	—	6	—	—	6	1,482,184
Automobile and recreational vehicles	1,416,183	—	4	—	—	4	1,416,187
Consumer credit cards	8,769	—	—	—	—	—	8,769
Consumer other	57,226	—	2	—	—	2	57,228
Total loans and leases	$9,249,666	$113,433	$174,586	$—	$—	$288,019	$9,537,685

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2025
		Non-Pass
	Pass	OAEM	Substandard	Doubtful	Loss	Total Non-Pass	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,924,977	$53,739	$65,381	$892	$—	$120,012	$2,044,989
Time and demand	1,112,673	49,765	62,724	892	—	113,381	1,226,054
Commercial credit cards	11,408	—	—	—	—	—	11,408
Equipment finance	686,636	3,972	2,657	—	—	6,629	693,265
Time and demand other	114,260	2	—	—	—	2	114,262
Real estate construction	460,716	463	1,607	—	—	2,070	462,786
Construction other	413,466	463	1,607	—	—	2,070	415,536
Construction residential	47,250	—	—	—	—	—	47,250
Residential real estate	2,342,701	4,402	13,182	—	—	17,584	2,360,285
Residential first lien	1,618,090	4,402	8,527	—	—	12,929	1,631,019
Residential junior lien/home equity	724,611	—	4,655	—	—	4,655	729,266
Commercial real estate	3,054,645	69,182	58,282	—	—	127,464	3,182,109
Multifamily	575,330	7,718	11,742	—	—	19,460	594,790
Non-owner occupied	1,777,941	40,928	15,147	—	—	56,075	1,834,016
Owner occupied	701,374	20,536	31,393	—	—	51,929	753,303
Loans to individuals	1,457,836	—	34	—	—	34	1,457,870
Automobile and recreational vehicles	1,387,163	—	32	—	—	32	1,387,195
Consumer credit cards	9,496	—	—	—	—	—	9,496
Consumer other	61,177	—	2	—	—	2	61,179
Total loans and leases	$9,240,875	$127,786	$138,486	$892	$—	$267,164	$9,508,039
The following table summarizes the loan risk rating category by loan type including term loans on an amortized cost basis by origination year:

	September 30, 2026
	Term Loans						Revolving Loans
	2026	2025	2024	2023	2022	Prior		Total
	(dollars in thousands)
Time and demand	$115,210	$122,579	$118,417	$78,617	$59,008	$93,056	$572,302	$1,159,189
Pass	115,210	109,173	101,100	75,752	55,563	78,095	520,363	1,055,256
OAEM	—	6,529	3,541	536	1,685	2,544	26,762	41,597
Substandard	—	6,877	13,776	2,329	1,760	12,417	25,177	62,336
Gross charge-offs	—	(440)	(883)	(489)	(745)	(1,359)	(5,787)	(9,703)
Gross recoveries	—	1	15	28	137	367	286	834
Commercial credit cards	—	—	—	—	—	—	11,562	11,562
Pass	—	—	—	—	—	—	11,562	11,562
Gross charge-offs	—	—	—	—	—	—	(358)	(358)
Gross recoveries	—	—	—	—	—	—	6	6
Equipment finance	294,325	313,321	144,830	61,425	13,646	—	—	827,547
Pass	294,280	308,410	141,528	59,301	12,665	—	—	816,184
OAEM	—	2,050	728	784	380	—	—	3,942
Substandard	45	2,861	2,574	1,340	601	—	—	7,421
Gross charge-offs	(21)	(1,826)	(1,798)	(610)	(236)	—	—	(4,491)
Gross recoveries	—	27	136	48	127	—	—	338

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2026
	Term Loans						Revolving Loans
	2026	2025	2024	2023	2022	Prior		Total
	(dollars in thousands)
Time and demand other	22,123	8,576	9,525	14,855	5,515	58,179	5,593	124,366
Pass	22,123	8,576	9,525	14,855	5,515	58,179	5,593	124,366
Gross charge-offs	—	—	—	—	—	—	(1,384)	(1,384)
Gross recoveries	—	—	—	—	—	—	148	148
Construction other	84,001	225,424	88,339	49,984	239	13,131	4,648	465,766
Pass	84,001	225,424	88,339	49,744	70	12,098	4,648	464,324
OAEM	—	—	—	240	169	—	—	409
Substandard	—	—	—	—	—	1,033	—	1,033
Gross charge-offs	—	—	—	—	—	(326)	—	(326)
Gross recoveries	—	—	—	—	—	—	—	—
Construction residential	14,232	10,416	2,619	1,344	2,491	800	2	31,904
Pass	14,232	10,416	2,619	1,344	1,712	800	2	31,125
Substandard	—	—	—	—	779	—	—	779
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Residential first lien	92,170	87,079	51,737	139,106	314,674	919,595	2,585	1,606,946
Pass	92,145	87,070	50,921	136,445	311,288	913,584	2,527	1,593,980
OAEM	—	—	583	56	—	1,429	58	2,126
Substandard	25	9	233	2,605	3,386	4,582	—	10,840
Gross charge-offs	—	—	—	(73)	(320)	(86)	—	(479)
Gross recoveries	—	—	—	—	—	51	—	51
Residential junior lien/home equity	42,524	45,745	14,845	37,806	39,642	31,021	572,996	784,579
Pass	42,524	45,745	14,845	37,635	39,538	30,830	568,503	779,620
Substandard	—	—	—	171	104	191	4,493	4,959
Gross charge-offs	—	—	—	—	—	—	(45)	(45)
Gross recoveries	—	—	—	—	—	10	33	43
Multifamily	39,016	32,702	59,720	158,791	165,541	214,047	1,512	671,329
Pass	39,016	32,702	56,426	157,536	152,795	208,436	1,512	648,423
OAEM	—	—	3,294	1,255	1,542	5,601	—	11,692
Substandard	—	—	—	—	11,204	10	—	11,214
Gross charge-offs	—	—	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—	—	—
Non-owner occupied	137,000	199,542	87,459	148,293	328,932	682,891	16,102	1,600,219
Pass	137,000	199,542	87,171	146,582	315,405	627,481	9,382	1,522,563
OAEM	—	—	288	718	12,020	22,440	500	35,966
Substandard	—	—	—	993	1,507	32,970	6,220	41,690
Gross charge-offs	—	—	—	—	—	(3,568)	—	(3,568)
Gross recoveries	—	—	—	—	—	211	—	211
Owner occupied	61,301	130,276	80,508	97,540	116,183	268,595	17,691	772,094
Pass	61,301	129,706	68,888	92,656	106,409	245,948	15,177	720,085
OAEM	—	—	600	1,803	5,174	10,008	116	17,701
Substandard	—	570	11,020	3,081	4,600	12,639	2,398	34,308
Gross charge-offs	—	—	(658)	—	(36)	—	(258)	(952)
Gross recoveries	—	—	—	28	172	53	—	253
Automobile and recreational vehicles	407,069	423,860	211,606	155,002	133,274	85,376	—	1,416,187
Pass	407,069	423,860	211,606	155,002	133,274	85,372	—	1,416,183
Substandard	—	—	—	—	—	4	—	4
Gross charge-offs	(109)	(1,426)	(1,471)	(1,258)	(1,158)	(599)	—	(6,021)

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2026
	Term Loans						Revolving Loans
	2026	2025	2024	2023	2022	Prior		Total
	(dollars in thousands)
Gross recoveries	29	321	592	486	489	369	—	2,286
Consumer credit cards	—	—	—	—	—	—	8,769	8,769
Pass	—	—	—	—	—	—	8,769	8,769
Gross charge-offs	—	—	—	—	—	—	(282)	(282)
Gross recoveries	—	—	—	—	—	—	43	43
Consumer other	5,510	4,601	3,176	1,309	492	8,507	33,633	57,228
Pass	5,510	4,601	3,176	1,309	492	8,507	33,631	57,226
Substandard	—	—	—	—	—	—	2	2
Gross charge-offs	—	(122)	(65)	(55)	(12)	(65)	(653)	(972)
Gross recoveries	—	—	4	26	13	54	88	185
Total loans and leases	$1,314,481	$1,604,121	$872,781	$944,072	$1,179,637	$2,375,198	$1,247,395	$9,537,685
Total charge-offs	$(130)	$(3,814)	$(4,875)	$(2,485)	$(2,507)	$(6,003)	$(8,767)	$(28,581)
Total recoveries	$29	$349	$747	$616	$938	$1,115	$604	$4,398

	December 31, 2025
	Term Loans						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
	(dollars in thousands)
Time and demand	$144,802	$143,570	$95,587	$90,711	$66,053	$94,425	$590,906	$1,226,054
Pass	138,416	129,314	90,204	82,891	55,709	84,813	531,326	1,112,673
OAEM	1,615	10,115	2,639	2,655	1,888	1,888	28,965	49,765
Substandard	4,771	4,141	2,744	5,165	8,456	7,724	29,723	62,724
Doubtful	—	—	—	—	—	—	892	892
Gross charge-offs	(305)	(283)	(400)	(2,897)	(389)	(2,368)	(9,540)	(16,182)
Gross recoveries	—	—	—	402	26	862	2,933	4,223
Commercial credit cards	—	—	—	—	—	—	11,408	11,408
Pass	—	—	—	—	—	—	11,408	11,408
Gross charge-offs	—	—	—	—	—	—	(302)	(302)
Gross recoveries	—	—	—	—	—	—	35	35
Equipment finance	385,806	195,713	87,528	24,218	—	—	—	693,265
Pass	385,724	192,228	85,679	23,005	—	—	—	686,636
OAEM	82	2,588	740	562	—	—	—	3,972
Substandard	—	897	1,109	651	—	—	—	2,657
Gross charge-offs	(89)	(673)	(418)	(1,108)	—	—	—	(2,288)
Gross recoveries	—	7	165	454	—	—	—	626
Time and demand other	9,347	10,927	12,347	4,079	15,114	50,358	12,090	114,262
Pass	9,347	10,927	12,347	4,079	15,114	50,358	12,088	114,260
OAEM	—	—	—	—	—	—	2	2
Gross charge-offs	—	—	—	—	—	—	(1,480)	(1,480)
Gross recoveries	—	—	—	—	—	1	233	234
Construction other	149,758	78,078	115,404	32,501	28,324	8,905	2,566	415,536
Pass	149,758	78,078	115,115	32,327	26,849	8,773	2,566	413,466
OAEM	—	—	289	174	—	—	—	463
Substandard	—	—	—	—	1,475	132	—	1,607
Gross charge-offs	(10)	—	(359)	(355)	—	—	(8)	(732)
Gross recoveries	—	—	—	—	—	—	—	—

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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2025
	Term Loans						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
	(dollars in thousands)
Total loans and leases	$1,748,610	$1,022,254	$1,115,001	$1,463,954	$1,081,355	$1,849,252	$1,227,613	$9,508,039
Total charge-offs	$(748)	$(2,585)	$(3,928)	$(9,158)	$(2,464)	$(6,506)	$(12,977)	$(38,366)
Total recoveries	$31	$417	$830	$1,917	$541	$1,584	$3,671	$8,991
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
Total net charge-offs for the nine months ended September 30, 2026 and 2025 were $24.2 million and $18.1 million, respectively.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of September 30, 2026 and December 31, 2025. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	September 30, 2026
	30 - 59 days past due	60 - 89 days past due	90 days or greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,297	$949	$3,324	$42,026	$48,596	$2,074,068	$2,122,664
Time and demand	671	18	3,324	39,393	43,406	1,115,783	1,159,189
Commercial credit cards	37	10	—	—	47	11,515	11,562
Equipment finance	1,587	921	—	2,633	5,141	822,406	827,547
Time and demand other	2	—	—	—	2	124,364	124,366
Real estate construction	—	—	—	1,810	1,810	495,860	497,670
Construction other	—	—	—	1,031	1,031	464,735	465,766
Construction residential	—	—	—	779	779	31,125	31,904
Residential real estate	8,796	3,305	3,185	15,737	31,023	2,360,502	2,391,525
Residential first lien	6,430	1,850	1,696	10,778	20,754	1,586,192	1,606,946
Residential junior lien/home equity	2,366	1,455	1,489	4,959	10,269	774,310	784,579
Commercial real estate	5,345	6,169	6,595	35,662	53,771	2,989,871	3,043,642
Multifamily	47	—	—	10,846	10,893	660,436	671,329
Non-owner occupied	41	6,169	6,595	10,822	23,627	1,576,592	1,600,219
Owner occupied	5,257	—	—	13,994	19,251	752,843	772,094
Loans to individuals	7,027	1,445	304	5	8,781	1,473,403	1,482,184
Automobile and recreational vehicles	6,525	1,264	150	3	7,942	1,408,245	1,416,187
Consumer credit cards	49	36	—	—	85	8,684	8,769
Consumer other	453	145	154	2	754	56,474	57,228
Total loans and leases	$23,465	$11,868	$13,408	$95,240	$143,981	$9,393,704	$9,537,685

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
Nonaccrual Loans
The previous tables summarize nonaccrual loans by portfolio segment. The Company generally places loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain, when part of the principal balance has been charged off and no restructuring has occurred, or the loans reach a certain number of days past due. Generally, loans 90 days or more past due are placed on nonaccrual status, except for most consumer loans, which are placed on nonaccrual status at 150 days past due. Consumer loans related to automobile and recreational vehicles are either charged off or repossessed at no later than 90 days past due unless the borrower is in the process of collection through bankruptcy proceedings.
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
Nonaccrual loans in the above tables include loans with government guarantees of $18.4 million at September 30, 2026 and $31.5 million at December 31, 2025.
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
At September 30, 2026 and December 31, 2025, there were no nonperforming loans held for sale. During both the nine months ended September 30, 2026 and 2025, there were no gains recognized on the sale of nonperforming loans.
The following tables include the recorded investment and unpaid principal balance for nonperforming loans with the associated allowance amount, if applicable, as of September 30, 2026 and December 31, 2025. Also presented are the average recorded investment in nonperforming loans and the related amount of interest recognized while the loan was considered nonperforming. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on their period-end allowance position.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2026			December 31, 2025
	Recorded investment	Unpaid principal balance	Related specific allowance	Recorded investment	Unpaid principal balance	Related specific allowance
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$19,509	$29,877		$22,422	$31,583
Time and demand	17,157	27,525		21,092	30,253
Equipment finance	2,352	2,352		1,330	1,330
Time and demand other	—	—		—	—
Real estate construction	1,031	1,030		1,475	1,475
Construction other	1,031	1,030		1,475	1,475
Construction residential	—	—		—	—
Residential real estate	15,447	17,426		11,874	13,678
Residential first lien	10,488	11,513		7,219	8,148
Residential junior lien/home equity	4,959	5,913		4,655	5,530
Commercial real estate	13,884	21,535		17,853	23,807
Multifamily	10	12		10	12
Non-owner occupied	5,663	11,266		8,799	12,879
Owner occupied	8,211	10,257		9,044	10,916
Loans to individuals	5	27		32	78
Automobile and recreational vehicles	3	25		30	62
Consumer other	2	2		2	16
Subtotal	49,876	69,895		53,656	70,621
With a specific allowance recorded:
Commercial, financial, agricultural and other	22,517	22,396	$7,176	24,196	34,249	$6,959
Time and demand	22,236	22,115	7,050	24,196	34,249	6,959
Equipment finance	281	281	126	—	—	—
Time and demand other	—	—	—	—	—	—
Real estate construction	779	784	23	—	—	—
Construction other	—	—	—	—	—	—
Construction residential	779	784	23	—	—	—
Residential real estate	290	290	35	1,145	1,160	162
Residential first lien	290	290	35	1,145	1,160	162
Residential junior lien/home equity	—	—	—	—	—	—
Commercial real estate	21,778	21,804	9,755	12,759	12,871	2,715
Multifamily	10,836	10,838	4,681	—	—	—
Non-owner occupied	5,159	5,163	2,782	5,357	5,357	2,280
Owner occupied	5,783	5,803	2,292	7,402	7,514	435
Loans to individuals	—	—	—	—	—	—
Automobile and recreational vehicles	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Subtotal	45,364	45,274	16,989	38,100	48,280	9,836
Total	$95,240	$115,169	$16,989	$91,756	$118,901	$9,836

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30,
	2026		2025
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$31,447	$38	$9,795	$89
Time and demand	29,088	38	8,896	89
Equipment finance	2,359	—	899	—
Time and demand other	—	—	—	—
Real estate construction	545	—	2,156	106
Construction other	545	—	1,801	106
Construction residential	—	—	355	—
Residential real estate	14,307	104	9,619	88
Residential first lien	9,487	101	6,763	75
Residential junior lien/home equity	4,820	3	2,856	13
Commercial real estate	19,731	443	21,696	252
Multifamily	10	—	331	—
Non-owner occupied	8,540	390	13,947	188
Owner occupied	11,181	53	7,418	64
Loans to individuals	13	2	183	2
Automobile and recreational vehicles	8	2	156	2
Consumer other	5	—	27	—
Subtotal	66,043	587	43,449	537
With a specific allowance recorded:
Commercial, financial, agricultural and other	9,780	—	24,223	2
Time and demand	9,749	—	24,223	2
Equipment finance	31	—	—	—
Time and demand other	—	—	—	—
Real estate construction	174	—	—	—
Construction other	—	—	—	—
Construction residential	174	—	—	—
Residential real estate	290	—	2,777	—
Residential first lien	290	—	1,181	—
Residential junior lien/home equity	—	—	1,596	—
Commercial real estate	9,756	—	6,639	—
Multifamily	8,541	—	—	—
Non-owner occupied	573	—	2,656	—
Owner occupied	642	—	3,983	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	20,000	—	33,639	2
Total	$86,043	$587	$77,088	$539

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,
	2026		2025
	Average recorded investment	Interest income recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related specific allowance recorded:
Commercial, financial, agricultural and other	$22,174	$25	$9,452	$10
Time and demand	19,429	25	8,450	10
Equipment finance	2,745	—	1,002	—
Time and demand other	—	—	—	—
Real estate construction	650	—	2,570	—
Construction other	650	—	1,861	—
Construction residential	—	—	709	—
Residential real estate	15,222	38	9,574	46
Residential first lien	10,346	37	6,687	46
Residential junior lien/home equity	4,876	1	2,887	—
Commercial real estate	14,387	—	21,510	24
Multifamily	10	—	640	—
Non-owner occupied	6,147	—	13,122	4
Owner occupied	8,230	—	7,748	20
Loans to individuals	5	1	25	1
Automobile and recreational vehicles	3	1	23	1
Consumer other	2	—	2	—
Subtotal	52,438	64	43,131	81
With a specific allowance recorded:
Commercial, financial, agricultural and other	14,970	—	37,510	2
Time and demand	14,876	—	37,510	2
Equipment finance	94	—	—	—
Time and demand other	—	—	—	—
Real estate construction	521	—	—	—
Construction other	—	—	—	—
Construction residential	521	—	—	—
Residential real estate	290	—	2,840	—
Residential first lien	290	—	1,249	—
Residential junior lien/home equity	—	—	1,591	—
Commercial real estate	14,484	—	8,270	—
Multifamily	10,836	—	—	—
Non-owner occupied	1,720	—	2,656	—
Owner occupied	1,928	—	5,614	—
Loans to individuals	—	—	—	—
Automobile and recreational vehicles	—	—	—	—
Consumer other	—	—	—	—
Subtotal	30,265	—	48,620	2
Total	$82,703	$64	$91,751	$83
Unfunded commitments related to nonperforming loans were $3.2 million and $0.2 million at September 30, 2026 and December 31, 2025, respectively. After consideration of the requirements to draw and available collateral related to these

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitments, it was determined that no reserve was required for these commitments at September 30, 2026 and December 31, 2025.
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
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty:

	For the Nine Months Ended September 30, 2026
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Rate Reduction and Term Extension	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$—	$—	$—	$993	$—	$57	$1,050	0.05%
Time and demand	—	—	—	993	—	—	993	0.09
Equipment finance	—	—	—	—	—	57	57	0.01
Residential real estate	—	—	—	386	—	—	386	0.02
Residential first lien	—	—	—	386	—	—	386	0.02
Commercial real estate	—	18,524	—	—	12,840	—	31,364	1.03
Multifamily	—	10,836	—	—	—	—	10,836	1.61
Non-owner occupied	—	7,688	—	—	12,840	—	20,528	1.28
Total	$—	$18,524	$—	$1,379	$12,840	$57	$32,800	0.34%

	For the Nine Months Ended September 30, 2025
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction, Term Extension and Payment Deferral	Rate Reduction and Term Extension	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$—	$—	$16,015	$309	$—	$—	$16,324	0.81%
Time and demand	—	—	16,015	—	—	—	16,015	1.28
Equipment finance	—	—	—	309	—	—	309	0.05
Residential real estate	—	—	25	1,059	—	—	1,084	0.05
Residential first lien	—	—	—	1,038	—	—	1,038	0.06
Residential junior lien/home equity	—	—	25	21	—	—	46	0.01
Commercial real estate	—	6,207	—	—	3,201	—	9,408	0.28
Non-owner occupied	—	6,207	—	—	3,201	—	9,408	0.48
Total	$—	$6,207	$16,040	$1,368	$3,201	$—	$26,816	0.28%

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2026
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction and Term Extension	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Commercial, financial, agricultural and other	$—	$—	$—	$—	$57	$57	—%
Equipment finance	—	—	—	—	57	57	0.01
Residential real estate	—	—	—	303	—	303	0.01
Residential first lien	—	—	—	303	—	303	0.02
Total	$—	$—	$—	$303	$57	$360	—%

	For the Three Months Ended September 30, 2025
	Rate Reduction	Term Extension	Payment Deferral	Term Extension and Payment Deferral	Rate Reduction and Term Extension	Total	Percentage of Total Loans and Leases
	(dollars in thousands)
Residential real estate	$—	$—	$—	$345	$—	$345	0.01%
Residential first lien	—	—	—	345	—	345	0.02
Residential junior lien/home equity	—	—	—	—	—	—	—%
Commercial real estate	—	6,207	—	—	—	6,207	0.18
Non-owner occupied	—	6,207	—	—	—	6,207	0.32
Total loans and leases	$—	$6,207	$—	$345	$—	$6,552	0.07%
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

	For the Nine Months Ended September 30, 2026
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	5.80%	0.5	$—	0.3
Time and demand	—	0.3	—	0.3
Equipment finance	5.80	2.8	—	0.0
Residential real estate	—	2.2	—	0.6
Residential first lien	—	2.2	—	0.6
Commercial real estate	2.50	0.7	—	0.3
Multifamily	—	0.4	—	0.0
Non-owner occupied	2.50	0.8	—	0.3
Total	2.51%	0.7	$—	0.3

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2025
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	—%	1.7	$—	0.5
Time and demand	—	0.0	—	0.5
Equipment finance	—	1.7	—	1.0
Residential real estate	—	2.5	—	1.1
Residential first lien	—	2.5	—	1.1
Residential junior lien/home equity	—	2.1	—	0.5
Commercial real estate	4.00	0.8	—	0.1
Non-owner occupied	4.00	0.8	—	0.1
Total	4.00%	1.0	$—	0.5

	For the Three Months Ended September 30, 2026
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Commercial, financial, agricultural and other	5.80%	2.8	$—	0.0
Equipment finance	5.80	2.8	—	0.0
Residential real estate	—%	2.5	—	0.6
Residential first lien	—	2.5	—	0.6
Total	5.80%	2.6	$—	0.6

	For the Three Months Ended September 30, 2025
	Rate Reduction	Term Extension (Years)	Principal Forgiveness	Payment Deferral (Years)
	(dollars in thousands)
Residential real estate	—%	1.5	$—	0.7
Residential first lien	—	1.5	—	0.7
Commercial real estate	—	1.0	—	0.0
Non-owner occupied	—	1.0	—	0.0
Total	—%	1.0	$—	0.7

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A modification is considered to be in default when the loan is 90 days or more past due. The following table shows modifications considered to be in default.

	September 30, 2026		December 31, 2025
	Number of Contracts	Balance	Number of Contracts	Balance
	(dollars in thousands)
Commercial, financial, agricultural and other	—	$—	1	$2,522
Time and demand	—	—	1	2,522
Residential real estate	—	—	2	321
Residential first lien	—	—	2	321
Commercial real estate	2	17,431	—	—
Multifamily	1	10,836	—	—
Non-owner occupied	1	6,595	—	—
Total loans and leases	2	$17,431	3	$2,843
The following table shows the payment status of loans that have been modified in the last twelve months prior to the date presented:

	September 30, 2026
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$921	$—	$993	$—	$1,914
Time and demand	864	—	993	—	1,857
Equipment finance	57	—	—	—	57
Residential real estate	303	133	83	—	519
Residential first lien	303	133	83	—	519
Commercial real estate	13,933	—	—	17,431	31,364
Multifamily	—	—	—	10,836	10,836
Non-owner occupied	13,933	—	—	6,595	20,528
Total loans and leases	$15,157	$133	$1,076	$17,431	$33,797

	December 31, 2025
	Current	30 - 59 days past due	60 - 89 days past due	90 days or greater	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$989	$—	$—	$2,522	$3,511
Time and demand	864	—	—	2,522	3,386
Equipment finance	125	—	—	—	125
Residential real estate	227	1,823	23	321	2,394
Residential first lien	182	1,823	23	321	2,349
Residential junior lien/home equity	45	—	—	—	45
Commercial real estate	9,399	—	—	—	9,399
Non-owner occupied	9,399	—	—	—	9,399
Total loans and leases	$10,615	$1,823	$23	$2,843	$15,304

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Nine Months Ended September 30, 2026
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$38,149	$(15,936)	$1,326	$17,875	$41,414
Time and demand	22,223	(9,703)	834	11,379	24,733
Commercial credit cards	177	(358)	6	368	193
Equipment finance	14,138	(4,491)	338	4,741	14,726
Time and demand other	1,611	(1,384)	148	1,387	1,762
Real estate construction	7,808	(326)	—	3,341	10,823
Construction other	7,118	(326)	—	3,365	10,157
Construction residential	690	—	—	(24)	666
Residential real estate	21,629	(524)	94	649	21,848
Residential first lien	15,056	(479)	51	1,233	15,861
Residential junior lien/home equity	6,573	(45)	43	(584)	5,987
Commercial real estate	40,271	(4,520)	464	6,216	42,431
Multifamily	5,528	—	—	4,706	10,234
Non-owner occupied	24,865	(3,568)	211	235	21,743
Owner occupied	9,878	(952)	253	1,275	10,454
Loans to individuals	17,911	(7,275)	2,514	3,859	17,009
Automobile and recreational vehicles	14,962	(6,021)	2,286	2,924	14,151
Consumer credit cards	473	(282)	43	125	359
Consumer other	2,476	(972)	185	810	2,499
Total loans and leases	$125,768	$(28,581)	$4,398	$31,940	$133,525
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2026
	Beginning balance	Charge-offs	Recoveries	Provision (credit)[a]	Ending balance
	(dollars in thousands)
Commercial, financial, agricultural and other	$40,545	$(3,658)	$494	$4,033	$41,414
Time and demand	22,666	(1,643)	415	3,295	24,733
Commercial credit cards	187	(81)	3	84	193
Equipment finance	15,262	(1,599)	36	1,027	14,726
Time and demand other	2,430	(335)	40	(373)	1,762
Real estate construction	8,285	—	—	2,538	10,823
Construction other	7,701	—	—	2,456	10,157
Construction residential	584	—	—	82	666
Residential real estate	22,266	(65)	21	(374)	21,848
Residential first lien	15,466	(65)	12	448	15,861
Residential junior lien/home equity	6,800	—	9	(822)	5,987
Commercial real estate	38,453	—	211	3,767	42,431
Multifamily	7,249	—	—	2,985	10,234
Non-owner occupied	20,863	—	202	678	21,743
Owner occupied	10,341	—	9	104	10,454
Loans to individuals	17,876	(2,461)	877	717	17,009
Automobile and recreational vehicles	15,078	(2,101)	797	377	14,151
Consumer credit cards	433	(80)	12	(6)	359
Consumer other	2,365	(280)	68	346	2,499
Total loans and leases	$127,425	$(6,184)	$1,603	$10,681	$133,525
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

			September 30, 2026	December 31, 2025
Balance sheet:			(dollars in thousands)
Operating lease asset classified as premises and equipment			$43,058	$38,170
Operating lease liability classified as other liabilities			47,535	42,627

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income statement:	(dollars in thousands)
Operating lease cost classified as occupancy and equipment expense	$1,436	$1,467	$4,165	$4,265

Weighted average lease term, in years			10.64	12.44
Weighted average discount rate			4.16%	3.88%
Operating cash flows			$4,225	$4,276
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
The increase in the ROU asset and lease liability during the nine months ended September 30, 2026, is primarily due to the remeasurement and reclassification of a sale leaseback contract. During the quarter ended September 30, 2026, the Company entered into an amendment extending the lease term of a property subject to a sale-leaseback arrangement. As a result of the modification, the lease liability and right-of-use asset were remeasured, and the lease classification was reassessed. The modification did not affect the Company's conclusion that the original transfer qualified as a sale under ASC 842. The lease liability was previously carried as a Capital Lease Obligation in the unaudited Consolidated Statements of Condition.
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2026 were as follows (dollars in thousands):

For the twelve months ended:
September 30, 2027	$6,334
September 30, 2028	6,146
September 30, 2029	6,061
September 30, 2030	5,716
September 30, 2031	5,432
Thereafter	29,548
Total future minimum lease payments	59,237
Less remaining imputed interest	11,702
Operating lease liability	$47,535

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 Income Taxes
In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” at September 30, 2026 and December 31, 2025, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense.
The Company estimates the annual effective income tax rate for 2026 to be 20.2%. This rate excludes the impact of discrete items such as the purchase of tax credits that will be carried back to prior years. During the third quarter of 2026, the company purchased $54.7 million in eligible tax credits that will be carried back to 2025 and prior tax years, resulting in a decrease in the three and nine months 2026 income tax expense of $4.7 million.
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
Loans held for sale include residential mortgage loans originated for sale in the secondary mortgage market. The estimated fair value for these loans was determined on the basis of rates obtained in the respective secondary market. Loans held for sale could also include the Small Business Administration guaranteed portion of small business loans. The estimated fair value of

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

these loans is based on the contract with the third party investor. When loans held for sale include other commercial loans, fair value is determined using an executed trade or market bid obtained from potential buyers. There were no held for sale loans in a nonaccrual status as of September 30, 2026 and December 31, 2025.
Interest rate derivatives are reported at an estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities, and consist of interest rate swaps where there is no significant deterioration in the counterparties' and/or loan customers' credit risk since origination of the interest rate swap, as well as interest rate caps, interest rate collars and risk participation agreements. First Commonwealth values these derivatives using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments used to determine the U.S. Dollar yield curve includes Secured Overnight Financing Rate ("SOFR") rates from overnight to one year, Eurodollar futures contracts and SOFR swap rates from one year to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 12, “Derivatives.”
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In the nine months ended September 30, 2026 and 2025, we have not realized any losses due to a counterparty's inability to pay any net uncollateralized position.
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
There are no recurring Level 3 fair value measurements that require quantitative inputs and assumptions.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$2,069	$—	$2,069
Mortgage-Backed Securities - Commercial	—	585,997	—	585,997
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	370,857	—	370,857
Other Government-Sponsored Enterprises	—	—	—	—
Obligations of States and Political Subdivisions	—	6,711	—	6,711
Corporate Securities	—	37,414	—	37,414
Total Securities Available for Sale	—	1,003,048	—	1,003,048
Loans Held for Sale	—	36,301	—	36,301
Other Assets(a)	—	39,048	—	39,048
Total Assets	$—	$1,078,397	$—	$1,078,397
Other Liabilities(a)	$—	$36,411	$—	$36,411
Total Liabilities	$—	$36,411	$—	$36,411
(a)Hedging and non-hedging interest rate derivatives

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$2,496	$—	$2,496
Mortgage-Backed Securities - Commercial	—	661,689	—	661,689
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	295,523	—	295,523
Other Government-Sponsored Enterprises	—	984	—	984
Obligations of States and Political Subdivisions	—	6,971	—	6,971
Corporate Securities	—	46,531	—	46,531
Total Securities Available for Sale	—	1,014,194	—	1,014,194
Loans Held for Sale	—	46,071	—	46,071
Other Assets(a)	—	9,573	—	9,573
Total Assets	$—	$1,069,838	$—	$1,069,838
Other Liabilities(a)	$—	$10,657	$—	$10,657
Total Liabilities	$—	$10,657	$—	$10,657
(a)Hedging and non-hedging interest rate derivatives
During the nine months ended September 30, 2026 and 2025, there were no transfers between fair value Levels 1, 2 or 3.
There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2026 and 2025.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets measured at fair value on a nonrecurring basis at the dates shown below:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$1,375	$—	$1,375
Nonperforming loans	—	53,593	24,658	78,251
Other real estate owned	—	4,853	—	4,853
Total Assets	$—	$59,821	$24,658	$84,479

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$225,381	$—	$225,381
Nonperforming loans	—	40,617	41,303	81,920
Other real estate owned	—	1,014	—	1,014
Total Assets	$—	$267,012	$41,303	$308,315
The following (losses) gains were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Loans held for sale	$—	$—	$—	$—
Nonperforming loans	(8,483)	(6,251)	(19,258)	(15,488)
Other real estate owned	(25)	(35)	(61)	(35)
Total losses	$(8,508)	$(6,286)	$(19,319)	$(15,523)
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
The fair value for other real estate owned that is determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement is classified as Level 2. The fair value for other real estate owned that is determined using an internal valuation is classified as Level 3. Other real estate owned has a current carrying value of $4.5 million as of September 30, 2026, and primarily includes commercial and residential real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill, core deposit intangibles and customer list intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2026.

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

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.3 million at both September 30, 2026 and December 31, 2025. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	September 30, 2026
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$93,509	$93,509	$93,509	$—	$—
Interest-bearing deposits	34,502	34,502	34,502	—	—
Securities available for sale	1,003,048	1,003,048	—	1,003,048	—
Securities held to maturity	555,660	485,856	—	485,856	—
Other investments	38,690	38,690	—	33,508	5,182
Loans held for sale	37,676	37,810	—	37,810	—
Loans and leases	9,537,685	9,442,958	—	53,593	9,389,365
Financial liabilities
Deposits	10,273,909	10,259,312	—	10,259,312	—
Short-term borrowings	167,672	166,188	—	166,188	—
Subordinated debt	121,700	116,118	—	—	116,118

	December 31, 2025
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$103,280	$103,280	$103,280	$—	$—
Interest-bearing deposits	77,082	77,082	77,082	—	—
Securities available for sale	1,014,194	1,014,194	—	1,014,194	—
Securities held to maturity	519,422	470,665	—	470,665	—
Other investments	38,295	38,295	—	32,563	5,732
Loans held for sale	271,452	271,452	—	271,452	—
Loans and leases	9,508,039	9,657,464	—	40,617	9,616,847
Financial liabilities
Deposits	10,250,969	10,248,485	—	10,248,485	—
Short-term borrowings	147,966	147,926	—	147,926	—
Subordinated debt	128,466	121,747	—	—	121,747
Long-term debt	129,555	130,108	—	130,108	—
Capital lease obligation	3,721	3,721	—	3,721	—
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
The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Loans under mandatory rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in "Noninterest income" in the unaudited Consolidated Statements of Income. The impact to noninterest income for the three and nine months ended September 30, 2026 was a decrease of $2.3 million and $2.2 million, respectively.
Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded. At September 30, 2026, the underlying funded mortgage loan commitments had a carrying value of $9.9 million and a fair value of $9.0 million, while the underlying unfunded mortgage loan commitments had a notional amount of $68.4 million. At December 31, 2025, the underlying funded mortgage loan commitments had a carrying value of $19.5 million and a fair value of $21.5 million, while the underlying unfunded mortgage loan commitments had a notional amount of $48.1 million. The interest rate lock commitments increased other noninterest income by $1.9 million and $2.0 million for the three and nine months ended September 30, 2026, respectively, and $0.4 million for the three months ended September 30, 2025. The interest rate lock commitments decreased noninterest income by $0.4 million for the nine months ended September 30, 2025.
Derivatives Designated as Hedging Instruments
In August 2019, the Company entered into two interest rate swap contracts that are designated as cash flow hedges. One of the contracts, with a notional amount of $30.0 million, matured on August 15, 2024 and the other contract, with a notional amount of $40.0 million, matured on August 15, 2026. The Company's risk management objective for these hedges was to reduce its exposure to variability in expected future cash flows related to interest payments made on subordinated debentures. Initially, these swaps were benchmarked to the 3-month LIBOR rate; however, as a result of the discontinuance of the LIBOR rate on June 30, 2023, both of the swap contracts were amended to hedge exposure to the variability of the 3-month Daily Simple SOFR, compounded in arrears. This change is in agreement with amendments made to the interest rate on the subordinated debentures as a result of the discontinuance of LIBOR. Therefore, the interest rate swaps convert the interest rate benchmark on the first $40.0 million of 3-month SOFR based subordinated debentures to a fixed rate.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2021, the Company entered into eight interest rate swap contracts that were designated as cash flow hedges, $75.0 million of which matured during 2024, $150.0 million which matured in May 2025, $25 million which matured in August 2025 and $150.0 million which matured in May of 2026. The remaining interest rate swap has a notional amount of $25.0 million with an original term of five years and maturity date of October 15, 2026. The Company's risk management objective for these hedges was to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans. Initially these swaps were benchmarked to the 1-month LIBOR rate; however, as a result of the discontinuance of the LIBOR rate on June 30, 2023, these swaps were amended to hedge exposure to the variability of the 1-month Daily Simple SOFR rate compounded in arrears. Therefore, the current interest rate swap converts the interest payments on the first $25.0 million of 1-month Daily Simple SOFR based commercial loans into fixed rate payments.
The periodic net settlement of these interest rate swaps are recorded as an adjustment to "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income. For the three months ended September 30, 2026 and 2025, there was a negative impact on net interest income of $0.1 million and $2.1 million, respectively, and $1.4 million and $8.4 million, respectively, for the nine months ended September 30, 2026 and 2025 as a result of these interest rate swaps. Changes in the fair value of the cash flow hedges are reported on the balance sheet and in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in "Interest on subordinated debentures," or "Interest and fees on loans", the same line items in the unaudited Consolidated Statements of Income as the income on the hedged items. The cash flow hedges were highly effective at September 30, 2026, and changes in the fair value attributed to hedge ineffectiveness were not material.
The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Interest rate derivatives:
Credit value adjustment	$(1)	$(185)
Notional amount:
Interest rate derivatives	977,994	1,000,541
Interest rate caps	13,740	50,525
Interest rate collars	15,504	2,022
Risk participation agreements	109,044	158,646
Sold credit protection on risk participation agreements	(150,090)	(151,858)
Interest rate options	68,387	48,143
Interest rate forwards:
Fair value adjustment	1,878	(133)
Notional amount	67,000	49,000
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair value adjustment	760	(766)
Notional amount	25,000	215,000

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the change in the fair value of derivative assets and derivative liabilities attributable to credit risk or fair value changes included in "Other income," "Other expense," "Interest on subordinated debentures" or "Interest and fees on loans" in the unaudited Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Non-hedging interest rate derivatives
(Decrease) increase in other income	$(2,220)	$(4)	$(2,063)	$299
Non-hedging interest rate forwards
Increase (decrease) in other income	1,937	360	2,011	(381)
Hedging interest rate derivatives
Decrease in interest and fees on loans	(181)	(2,385)	(2,019)	(9,290)
Decrease in interest from subordinated debentures	(123)	(315)	(606)	(937)

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
We consider First Commonwealth to be one reporting unit (see Note 16 - "Segment Reporting"). The carrying amount of goodwill at September 30, 2026 and December 31, 2025 was $378.8 million and $378.2 million, respectively. The increase in 2026 is the result of the third quarter acquisition of Pennsylvania Insurance Specialists, Inc., an insurance agency based in Ligonier, PA.The acquisition of Pennsylvania Insurance Specialists is expected to increase Insurance and retail brokerage commissions by approximately $0.4 million on an annual basis. No impairment charges on goodwill or other intangible assets were incurred in 2026 or 2025.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
As of September 30, 2026, no indicators of impairment were identified; however, changing economic conditions that may adversely affect our performance, the fair value of our assets and liabilities, or our stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Subordinated Debentures
Subordinated debentures outstanding are as follows:

			September 30, 2026	December 31, 2025
	Due	Rate	Amount	Amount
			(dollars in thousands)
Owed to:
First Commonwealth Bank	2033	5.50% until June 1, 2028, then 3-Month CME Term SOFR + 0.26161% + 2.37%	$49,533	$49,480
First Commonwealth Financial Corp	2031	Prime + 1.00%	—	6,819
First Commonwealth Capital Trust II	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	30,929	30,929
First Commonwealth Capital Trust III	2034	3-Month CME Term SOFR + 0.26161% + 2.85%	41,238	41,238
Total			$121,700	$128,466
With the acquisition of Centric in January 2023, First Commonwealth acquired a ten-year subordinated note with a principal balance of $6.0 million. The rate was fixed at 4.50% until March 29, 2026, then converted to a quarterly adjustable rate of Prime + 1.00%. The carrying value of this note included a fair value premium from acquisition of $0.8 million. The Company redeemed the note at par on June 23, 2026, recognizing an $0.8 million gain on the early redemption of the debt.
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
In order to reduce its exposure to variability in expected future cash flows related to interest payments on First Commonwealth Capital Trust II and III, the Company entered into two interest rate swap contracts that are designated as cash flow hedges. These contracts fixed the index rate based portion of the interest rate on Capital Trust III at 1.525% until its expiration on August 15, 2026. A similar interest rate swap contract was entered into for Capital Trust II which fixed the index rate based portion at 1.515%; however, that swap expired on August 15, 2024. Additional information related to these cash flow hedges can be found in Note 12 - "Derivatives".
Note 15 Revenue Recognition

Substantially all of the Company’s revenue is generated from contracts with customers. Revenue associated with financial instruments, including revenue from loans and securities, certain noninterest income streams (such as fees associated with derivatives) are not in the scope of FASB ASC Topic 606 - "Revenue from Contracts with Customers" ("Topic 606"). Topic 606 is applicable to noninterest revenue streams such as trust income, service charges on deposits, insurance and retail

ITEM 1. Financial Statements and Supplementary Data
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

brokerage commissions, card-related interchange income and gain (loss) on sale of OREO. For contracts within the scope of Topic 606, the Company immediately expenses contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less.
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
Retail brokerage income primarily consists of commissions received on annuity and investment product sales through a third-party service provider. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy or the execution of an investment transaction. The Company does not earn a significant amount of trailer fees on annuity sales. However, after considering the factors impacting these trailer fees, such as the uncertainty of investor behavior and changes in the market value of assets, First Commonwealth determined that it would recognize trailing fees as received because it could not reasonably estimate an amount of future trailing commissions for which collection is probable. Commissions from the third-party service provider are received on a monthly basis based upon customer activity for the month. The fees are recognized monthly with a receivable until commissions are received from the third-party service provider the following month. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, retail brokerage fees are presented net of related costs, including $4.0 million in commission expense for both the nine months ended September 30, 2026 and 2025.

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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Noninterest Income
In-scope of Topic 606:
Trust income	$3,900	$3,477	$10,891	$9,528
Service charges on deposit accounts	5,990	5,913	17,264	16,946
Insurance and retail brokerage commissions	2,920	3,499	9,272	9,766
Card-related interchange income	3,980	3,985	11,646	11,637
Gain on sale of other loans and assets	87	(178)	414	446
Other income	560	703	1,787	2,158
Noninterest Income (in-scope of Topic 606)	17,437	17,399	51,274	50,481
Noninterest Income (out-of-scope of Topic 606)	9,290	7,458	27,037	21,627
Total Noninterest Income	$26,727	$24,857	$78,311	$72,108
Note 16 Segment Reporting
We operate our business as one integrated business unit that provides a number of products and services to meet our customers' banking and financial needs. Our products and services include consumer lending such as secured and unsecured installment loans, home equity loans, construction and real estate loans, credit lines and credit cards. We also offer commercial customers lending and leasing products, which include real estate secured lending, equipment finance, working capital lines of credit, credit cards and construction loans. Our products also include deposit services, such as personal and business checking accounts, savings, money market and certificates of deposit. Additionally, we provide an array of cash management services, trust and wealth management services and insurance products. These services are all delivered through the same business network.

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
The following table presents information related to segment revenue, significant segment expenses and segment net income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Interest income	$162,309	$162,709	$478,849	$468,763
Interest expense	45,989	51,586	141,113	155,877
Net interest income	116,320	111,123	337,736	312,886
Provision for credit losses	14,188	11,327	33,852	29,720
Noninterest Income
Trust income	3,900	3,477	10,891	9,528
Service charges on deposit accounts	5,990	5,913	17,264	16,946
Insurance and retail brokerage commissions	2,920	3,499	9,272	9,766
Gain on sale of mortgage loans	2,512	2,132	7,064	5,355
Gain on sale of other loans and assets	2,275	1,085	6,485	4,690
Card-related interchange income	3,980	3,985	11,646	11,637
Other segment income (a)	5,150	4,766	15,689	14,186
Noninterest expense
Salaries and employee benefits	44,351	40,717	129,959	121,716
Net occupancy	5,311	5,110	15,893	15,733
Furniture and equipment	4,858	4,427	13,855	13,167
Data processing	4,416	4,260	12,751	12,162
Other professional fees and services	1,653	1,843	4,409	5,366
Other segment expense (b)	17,595	16,477	51,147	52,208
Income tax provision	5,732	10,491	27,101	27,496
Segment net income	$44,943	$41,328	$127,080	$107,426
Reconciliation of net income
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$44,943	$41,328	$127,080	$107,426
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and nine months ended September 30, 2026 and 2025, and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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
•Acts of God or of war or of terrorism.
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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 63 and 72 for the nine and three months ended September 30, 2026 and 2025, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands, except per share data)
Net Income	$44,943	$41,328	$127,080	$107,426
Per Share Data:
Basic Earnings per Share	$0.45	$0.40	$1.26	$1.04
Diluted Earnings per Share	0.45	0.39	1.25	1.04
Cash Dividends Declared per Common Share	0.140	0.135	0.415	0.400
Average Balance:
Total assets	$12,183,086	$12,210,003	$12,199,522	$11,997,612
Total equity	1,558,460	1,530,610	1,561,314	1,484,551
End of Period Balance:
Net loans and leases (1)			$9,441,836	$9,621,249
Total assets			12,196,935	12,310,376
Total deposits			10,273,909	10,231,340
Total equity			1,484,049	1,541,837
Key Ratios:
Return on average assets	1.46%	1.34%	1.39%	1.20%
Return on average equity	11.44%	10.71%	10.88%	9.67%
Dividends payout ratio	31.11%	33.75%	32.94%	38.46%
Average equity to average assets ratio	12.79%	12.54%	12.80%	12.37%
Net interest margin	4.11%	3.92%	4.02%	3.79%
Net loans to deposits ratio			91.90%	94.04%
(1) Includes loans held for sale.

Results of Operations
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net Income
For the nine months ended September 30, 2026, First Commonwealth had net income of $127.1 million, or $1.25 diluted earnings per share, compared to net income of $107.4 million, or $1.04 diluted earnings per share, in the nine months ended September 30, 2025. The increase in net income was primarily the result of a $24.9 million increase in net interest income and $6.2 million increase in noninterest income, offset by a $4.1 million increase in the provision for credit losses and a $7.7 million increase in noninterest expense.
For the nine months ended September 30, 2026, the Company’s return on average equity was 10.88% and its return on average assets was 1.39%, compared to 9.67% and 1.20%, respectively, for the nine months ended September 30, 2025.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $338.9 million in the first nine months of 2026, compared to $313.9 million for the same period in 2025. The increase in net interest income can be attributed to a 26 basis point decrease in the cost of interest-bearing liabilities and a $214.1 million increase in net interest earning assets. Net interest income comprises the majority of our operating revenue (net interest income before provision expense plus noninterest income), at 81.2% and 81.3% for the nine months ended September 30, 2026 and 2025, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The net interest margin on a fully taxable equivalent basis was 4.02% for the nine months ended September 30, 2026 and 3.79% for the nine months ended September 30, 2025. The net interest margin is affected by changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.
The taxable equivalent yield on interest-earning assets was 5.69% for the nine months ended September 30, 2026, an increase of one basis points compared to the 5.68% yield for the same period in 2025. The yield on interest-earning assets benefited as the yield on fixed rate commercial loans increased 31 basis points and the yield on fixed rate consumer loans increased by 14 basis points. Offsetting these increases were a 78 basis point decrease in the yield on consumer lines of credit and a 7 basis point decline in the yield on equipment finance loans. For the nine months ended September 30, 2026, four basis points of the yield on interest-earning assets can be attributed to the recognition of $3.6 million in accretion of purchase accounting marks. For the nine months ended September 30, 2025, accretion of purchase accounting marks contributed $5.7 million, or seven basis points, to the yield on interest-earning assets.
The investment portfolio yield increased two basis points in comparison to the prior year, while the average balance of investments decreased $10.0 million as compared to the nine months ended September 30, 2025. Lower interest rates in the nine months ended September 30, 2026 compared to the prior year resulted in a 90 basis point decrease in the yield on interest-bearing deposits with banks, while the average balance increased from $58.7 million in 2025 to $138.7 million in 2026.
The cost of interest-bearing liabilities decreased to 2.32% for the nine months ended September 30, 2026, from 2.58% for the same period in 2025. The cost of interest-bearing deposits decreased 23 basis points and short-term borrowings decreased 75 basis points in comparison to the same period last year. The cost of interest-bearing deposits was impacted by declines in market interest rates, offset by changes in the mix of deposits, including growth in money market and savings accounts. Comparing the nine months ended September 30, 2026 with the comparable period in 2025, average time deposits decreased $17.8 million, or 1.0%, and the cost of these deposits decreased 42 basis points. Other interest-bearing deposits increased on average $252.4 million, or 4.2%, compared to the nine months ended September 30, 2025 and the cost of these deposits decreased 16 basis points. Compared to the prior period, short-term borrowings decreased an average of $51.8 million and long-term debt decreased an average of $107.9 million, primarily due to the payoff of $129.4 million in FHLB debt during the first quarter of 2026.
For the nine months ended September 30, 2026, changes in rates positively impacted net interest income by $14.8 million when compared to the same period in 2025. The yield on interest-earning assets positively impacted net interest income by $1.1 million and the decrease in the cost of interest-bearing liabilities positively impacted net interest income by $13.7 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $10.2 million for the nine months ended September 30, 2026, as compared to the same period in 2025. Higher levels of interest-earning assets resulted in an increase of $9.1 million in interest income, while changes in the volume and mix of interest-bearing liabilities increased interest expense by $1.1 million. Average interest-earning assets for the nine months ended September 30, 2026 increased $214.1 million, or 1.9%, compared to the same period in 2025. Average loans for the comparable period increased $144.1 million, or 1.5%, and average investments decreased $10.0 million, or 0.6%.
Net interest income was positively impacted by a $139.3 million increase in average net free funds for the nine months ended September 30, 2026, as compared to the corresponding period in 2025. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The level of net free funds was impacted by growth in average noninterest-bearing demand deposits, as well as higher average shareholders' equity due to retained earnings and stock issued for the Center acquisition. Average noninterest-bearing demand deposits for the nine months ended September 30, 2026 increased $69.5 million, or 3.0%, compared to the same period in 2025.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the nine months ended September 30:

	2026	2025
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$478,849	$468,763
Adjustment to fully taxable equivalent basis	1,166	1,027
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	480,015	469,790
Interest expense	141,113	155,877
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$338,902	$313,913

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheet and net interest income on a fully taxable equivalent basis for the nine months ended September 30:

	2026			2025
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$138,700	$4,034	3.89%	$58,735	$2,106	4.79%
Tax-free investment securities	15,604	324	2.78	18,064	349	2.58
Taxable investment securities	1,595,850	43,489	3.64	1,603,394	43,547	3.63
Loans and leases, net of unearned income (b)(c)	9,530,366	432,168	6.06	9,386,232	423,788	6.04
Total interest-earning assets	11,280,520	480,015	5.69	11,066,425	469,790	5.68
Noninterest-earning assets:
Cash	101,534			107,888
Allowance for credit losses	(129,030)			(127,862)
Other assets	946,498			951,161
Total noninterest-earning assets	919,002			931,187
Total Assets	$12,199,522			$11,997,612
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,828,442	$17,467	1.28%	$1,906,208	$21,388	1.50%
Savings deposits	4,369,272	71,630	2.19	4,039,095	71,230	2.36
Time deposits	1,730,813	44,376	3.43	1,748,621	50,343	3.85
Short-term borrowings	57,067	1,317	3.09	108,877	3,128	3.84
Long-term debt	154,591	6,323	5.47	262,540	9,788	4.98
Total interest-bearing liabilities	8,140,185	141,113	2.32	8,065,341	155,877	2.58
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	2,381,931			2,312,469
Other liabilities	116,092			135,251
Shareholders’ equity	1,561,314			1,484,551
Total Noninterest-Bearing Funding Sources	4,059,337			3,932,271
Total Liabilities and Shareholders’ Equity	$12,199,522			$11,997,612
Net Interest Income and Net Yield on Interest-Earning Assets		$338,902	4.02%		$313,913	3.79%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the nine months ended September 30, 2026 and 2025.
(b)Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.
(c)Loan income includes loan fees earned.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the nine months ended September 30, 2026 compared with September 30, 2025:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$1,928	$2,865	$(937)
Tax-free investment securities	(25)	(47)	22
Taxable investment securities	(58)	(205)	147
Loans and leases	8,380	6,511	1,869
Total interest income (b)	10,225	9,124	1,101
Interest-bearing liabilities:
Interest-bearing demand deposits	(3,921)	(872)	(3,049)
Savings deposits	400	5,828	(5,428)
Time deposits	(5,967)	(513)	(5,454)
Short-term borrowings	(1,811)	(1,488)	(323)
Long-term debt	(3,465)	(4,021)	556
Total interest expense	(14,764)	(1,066)	(13,698)
Net interest income	$24,989	$10,190	$14,799
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the nine months ended September 30:

	2026		2025
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$17,875	56%	$16,902	77%
Time and demand	11,379	36	9,861	45
Commercial credit cards	368	1	249	1
Equipment finance	4,741	15	5,991	27
Time and demand other	1,387	4	801	4
Real estate construction	3,341	10	1,194	5
Construction other	3,365	10	1,012	5
Construction residential	(24)	—	182	1
Residential real estate	649	2	(1,521)	(7)
Residential first lien	1,233	4	(1,379)	(6)
Residential junior lien/home equity	(584)	(2)	(142)	(1)
Commercial real estate	6,216	20	4,483	21
Multifamily	4,706	15	919	4
Non-owner occupied	235	1	4,098	19
Owner occupied	1,275	4	(534)	(2)
Loans to individuals	3,859	12	805	4
Automobile and recreational vehicles	2,924	9	(992)	(5)
Consumer credit cards	125	—	321	2
Consumer other	810	3	1,476	7
Provision for credit losses on loans and leases	$31,940	100%	$21,863	100%
Provision for credit losses - acquisition day 1 non-PCD	—		3,379
Total provision for credit losses on loans and leases	31,940		25,242
Provision for off-balance sheet credit exposure	1,912		4,478
Total provision for credit losses	$33,852		$29,720
Total provision expense for the nine months ended September 30, 2026, increased $4.1 million compared to the nine months ended September 30, 2025. Impacting the provision for credit losses for the nine months ended September 30, 2026 is an increase of $7.2 million in specific reserves for nonperforming loans. The specific reserves include $4.9 million for four time and demand relationships, $4.7 million for a multifamily relationship, $2.3 million for a owner occupied relationship and $2.8 million for a non-owner occupied relationship. Offsetting these increases in specific reserves is the decrease in specific reserves of $6.6 million; $2.3 million of which relates to two non-owner occupied relationships and $4.9 million relates to five time and demand relationships. Also impacting provision expense for the nine months ended September 30, 2026 was a decrease of $4.3 million in standard factor qualitative measures, primarily related to concentration risk associated with construction and construction permanent financing.
Additionally, the provision expense for off-balance sheet credit exposures in the nine months ended September 30, 2026 was $1.9 million. The decrease in the level of provision for off-balance sheet exposures in 2026 is primarily due to decreases in commercial and residential construction commitments.
The provision expense for the nine months ended September 30, 2025 was impacted by $3.4 million recognized in 2025 as the day-1 non-PCD provision expense resulting from the Center acquisition. Additionally, provision expense in 2025 was impacted by an $8.6 million dealer floor plan relationship moved to nonaccrual as a result of being out of trust on sold vehicles. Also impacting provision expense was a $1.8 million chargeoff for a commercial loan moved to held for sale and $5.2 million related to an increase in the allowance for credit losses as a result of the mix and growth of the loan portfolio.
The allowance for credit losses was $133.5 million, or 1.40%, of total loans and leases outstanding at September 30, 2026, compared to $125.8 million, or 1.32%, at December 31, 2025 and $129.6 million, or 1.34%, at September 30, 2025. Nonperforming loans as a percentage of total loans and leases increased to 0.99% at September 30, 2026 from 0.91% as of

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

September 30, 2025 and 0.97% at December 31, 2025. The allowance to nonperforming loan ratio was 140.20%, 137.07% and 148.04% as of September 30, 2026, December 31, 2025 and September 30, 2025, respectively.

Management believes that the allowance for credit losses is at a level deemed appropriate to absorb expected losses inherent in the loan portfolio at September 30, 2026.
Below is an analysis of the consolidated allowance for credit losses for the nine months ended September 30, 2026 and 2025 and the year-ended December 31, 2025:

	September 30, 2026	September 30, 2025	December 31, 2025
	(dollars in thousands)
Balance, beginning of period	$125,768	$118,906	$118,906
Day 1 allowance for credit loss on PCD acquired loans	—	3,560	3,560
Provision for credit losses - acquisition day 1 non-PCD	—	3,379	3,379
Loans charged off:
Commercial, financial, agricultural and other	15,936	12,840	20,252
Real estate construction	326	829	1,294
Residential real estate	524	351	745
Commercial real estate	4,520	5,137	7,188
Loans to individuals	7,275	6,856	8,887
Total loans charged off	28,581	26,013	38,366
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	1,326	4,858	5,118
Real estate construction	—	—	—
Residential real estate	94	202	234
Commercial real estate	464	205	217
Loans to individuals	2,514	2,645	3,422
Total recoveries	4,398	7,910	8,991
Net charge-offs	24,183	18,103	29,375
Provision for credit losses on loans and leases charged to expense	31,940	21,863	29,298
Balance, end of period	$133,525	$129,605	$125,768
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.34%	0.26%	0.31%
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding	1.40%	1.34%	1.32%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Income
The following table presents the components of noninterest income for the nine months ended September 30:

	2026	2025	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$10,891	$9,528	$1,363	14%
Service charges on deposit accounts	17,264	16,946	318	2
Insurance and retail brokerage commissions	9,272	9,766	(494)	(5)
Income from bank owned life insurance	5,930	5,152	778	15
Card-related interchange income	11,646	11,637	9	—
Swap fee income	1,226	1,517	(291)	(19)
Other income	6,970	7,295	(325)	(4)
Subtotal	63,199	61,841	1,358	2
Net securities gains (losses)	573	(4,773)	5,346	(112)
Gain on sale of VISA	—	5,146	(5,146)	(100)
Gain on sale of mortgage loans	7,064	5,355	1,709	32
Gain on sale of other loans and assets	6,485	4,690	1,795	38
Gain on early redemption of subordinated debt	806	—	806	—
Derivatives mark to market	184	(151)	335	(222)
Total noninterest income	$78,311	$72,108	$6,203	9%
Total noninterest income for the nine months ended September 30, 2026 increased $6.2 million, or 9%, compared to the nine months ended September 30, 2025. Contributing to this increase is a $1.7 million increase in the gain on sale of mortgage loans, a $1.8 million increase in the gain on sale of other loans and assets and an $0.8 million gain on the early redemption of subordinated debt. Included in gain on sale of other loans and assets for the nine months ended September 30, 2026 was $0.4 million related to changes in the value of loans held for sale. Trust income increased $1.4 million due to increased assets under management and income from bank owned life insurance increased $0.8 million primarily due to claims received. Offsetting these increases was a decrease of $0.5 million in insurance and retail brokerage commissions due to lower annuity income and $0.3 million in swap fee income as a result of lower volume for new interest rate swaps entered into by our commercial loan customers.
Items impacting noninterest income in the nine months ended September 30, 2025 include gains on the sale of VISA shares of $5.1 million, offset by net security losses of $4.8 million, resulting from the sale of available for sale securities that were sold in order to reinvest into higher yielding investments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Noninterest Expense
The following table presents the components of noninterest expense for the nine months ended September 30:

	2026	2025	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$129,959	$121,716	$8,243	7%
Net occupancy	15,893	15,733	160	1
Furniture and equipment	13,855	13,167	688	5
Data processing	12,751	12,162	589	5
Advertising and promotion	4,855	4,760	95	2
Pennsylvania shares tax	4,428	4,012	416	10
Intangible amortization	4,008	4,009	(1)	—
Other professional fees and services	4,409	5,366	(957)	(18)
FDIC insurance	4,538	4,582	(44)	(1)
Other operating	29,357	28,398	959	3
Subtotal	224,053	213,905	10,148	5
Loss on sale or write-down of assets	1,564	373	1,191	319
Litigation and operational losses	2,090	1,845	245	13
Merger and acquisition related	307	4,229	(3,922)	(93)
Total noninterest expense	$228,014	$220,352	$7,662	3%
Noninterest expense increased $7.7 million, or 3%, for the nine months ended September 30, 2026 compared to the same period in 2025. The increase is primarily the result of an $8.2 million increase in salaries and benefits expense. Contributing to the increased salary expense in 2026 was a higher number of full time equivalent employees, as the number totaled 1,575 at September 30, 2026 compared to 1,548 at September 30, 2025. Also impacting this increase were annual merit increases as well as higher levels of incentive and hospitalization expense. Loss on sale or write-down of other assets increased $1.2 million primarily due to a $0.6 million write-down related to the termination of a capital lease. Other operating expense increased $1.0 million primarily due to a $0.7 million increase in collection and repossession expense as a result of increased foreclosure and repossession activity in 2026.
The decrease of $1.0 million in other professional fees and services is a result of services and advisors contracted for in several areas in the prior period, none of which were individually material. In addition, merger and acquisition related expenses were $4.2 million in the first nine months of 2025 due to the Center acquisition with only $0.3 million recognized during the same period in 2026.
Income Tax
The provision for income taxes decreased $0.4 million for the nine months ended September 30, 2026, compared to the corresponding period in 2025. Higher levels of pretax earnings increased the provision for income taxes by approximately $4.3 million. This increase was offset by a $4.7 million benefit from purchasing $54.7 million in prior year tax credits at a discount.
We generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, all of which are relatively consistent regardless of the level of pretax income. These factors and the additional $4.7 million tax benefit from purchased tax credits provided for an effective tax rate of 17.6% and 20.4% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate for the nine months ended September 30, 2026, excluding discrete items such as the purchased tax credits, was 20.6%.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the nine months ended September 30, 2026 and 2025. The Company estimates the annual effective income tax rate for 2026 to be 20.2%.
As of September 30, 2026, our deferred tax assets totaled $53.5 million. Based on our evaluation, we determined that it is more likely than not that all of these assets will be realized. As a result, a valuation allowance against these assets was not recorded. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

forecasts, evaluation of historical earnings levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Net Income
For the three months ended September 30, 2026, First Commonwealth recognized net income of $44.9 million, or $0.45 diluted earnings per share, compared to net income of $41.3 million, or $0.39 diluted earnings per share, in the three months ended September 30, 2025. The increase in net income between the two periods is attributable to a $5.2 million increase in net interest income, a $1.9 million increase in noninterest income and a $4.8 million decrease in income tax expense. Offsetting these changes is a $2.9 million increase in the provision for credit losses and a $5.4 million increase in noninterest expense.
For the three months ended September 30, 2026, the Company’s return on average equity was 11.44% and its return on average assets was 1.46%, compared to 10.71% and 1.34%, respectively, for the three months ended September 30, 2025.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $116.7 million in the third quarter of 2026, compared to $111.5 million for the same period in 2025. The increase in net interest income can be largely attributed to a 24 basis point decrease in the cost of interest-bearing liabilities. Net interest income comprises the majority of our operating revenue (i.e., net interest income before provision expense plus noninterest income), at 81.3% and 81.7% for the three months ended September 30, 2026 and 2025, respectively.
The net interest margin, on a fully taxable equivalent basis, was 4.11% and 3.92% for the three months ended September 30, 2026 and 2025, respectively.

The taxable equivalent yield on interest-earning assets was 5.73% for the three months ended September 30, 2026, which remained unchanged in comparison to the same period in 2025. The yield on investments increased by nine basis points in comparison to the prior year, as replacement rates exceeded the portfolio yield. The yield on interest-bearing balances with banks, which reprices with changes in market rates, decreased 67 basis points as a result of lower market rates. The average investment portfolio balance increased $48.5 million, while the average balance of interest-bearing deposits with banks increased from $40.2 million in 2025 to $51.7 million in 2026.

The loan portfolio yield increased by one basis point compared to the three months ended September 30, 2025. During the three months ended September 30, 2026, one commercial relationship was placed in nonperforming status resulting in the reversal of $0.8 million in interest income. This reversal negatively impacted the yield on interest-earning assets by three basis points for the period. Accretion of purchase accounting marks contributed $1.0 million, or three basis points, to the yield on interest-earnings assets in the three months ended September 30, 2026. For the three months ended September 30, 2025, accretion of purchase accounting marks contributed $1.8 million, or six basis points, to the yield on interest-earning assets.
The cost of interest-bearing liabilities decreased to 2.26% for the three months ended September 30, 2026, from 2.50% for the same period in 2025, primarily due to decreases in the cost of interest-bearing deposits as a result of lower market interest rates. Comparing the three months ended September 30, 2026 with the comparable period in 2025, average time deposits decreased $129.5 million, or 7.5%, with the cost of these deposits decreasing 37 basis points. The decline in average time deposits can be attributed to changes in customer preference, as well as the funding mix preferences of the Company. Over this same period, interest-bearing demand and savings deposits increased on average $161.2 million, or 2.7%, compared to the three months ended September 30, 2025, and the cost of those deposits decreased 13 basis points. The cost of short-term borrowings decreased 33 basis points in comparison to the same period last year as a result of changes in market rates.
For the three months ended September 30, 2026, changes in interest rates positively impacted net interest income by $4.1 million as compared with the same period in 2025. The yield on interest-earning assets in 2026 positively impacted net interest income by $0.4 million, while a decrease in the cost of interest-bearing liabilities positively impacted net interest income by $3.6 million.
Changes in the volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $1.2 million during the three months ended September 30, 2026, as compared to the same period in 2025. The growth and mix of interest-earning assets resulted in a decrease of $0.8 million in interest income, while changes in the volume and mix of interest-bearing liabilities decreased interest expense by $2.0 million.
Average interest-earning assets for the three months ended September 30, 2026 decreased $28.3 million, or 0.3%, compared to the same period in 2025. Average loans for the comparable period decreased $88.3 million, or 0.9%, negatively impacting

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

interest income by $1.4 million, while average interest-bearing deposits with banks increased $11.5 million, benefiting interest income by $0.1 million. Average interest-bearing liabilities decreased by $122.3 million, favorably impacting net interest income by $2.0 million. Short-term borrowings and long-term debt average balances decreased by $154.1 million, resulting in lower interest expense of $1.7 million. Offsetting this benefit were increases in average savings balances. Average savings deposits for the three months ended September 30, 2026 increased by $277.3 million compared to the prior period, resulting in additional interest expense of $1.6 million, while average time deposits balances decreased by $129.5 million compared to the same period in 2025, decreasing interest expense by $1.2 million.
Net interest income was positively impacted by a $94.0 million increase in average net free funds for the three months ended September 30, 2026 as compared to September 30, 2025. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The increase in the level of net free funds was primarily the result of an increase in the balance of noninterest-bearing demand deposits.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended September 30:

	2026	2025
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$162,309	$162,709
Adjustment to fully taxable equivalent basis	420	351
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	162,729	163,060
Interest expense	45,989	51,586
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$116,740	$111,474

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended September 30:

	2026			2025
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$51,682	$544	4.18%	$40,159	$491	4.85%
Tax-free investment securities	14,987	105	2.78	17,831	114	2.54
Taxable investment securities	1,630,874	15,210	3.70	1,579,538	14,400	3.62
Loans and leases, net of unearned income (b)(c)	9,564,799	146,870	6.09	9,653,118	148,055	6.08
Total interest-earning assets	11,262,342	162,729	5.73	11,290,646	163,060	5.73
Noninterest-earning assets:
Cash	95,077			108,546
Allowance for credit losses	(130,824)			(136,290)
Other assets	956,491			947,101
Total noninterest-earning assets	920,744			919,357
Total Assets	$12,183,086			$12,210,003
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,832,860	$6,012	1.30%	$1,948,886	$7,627	1.55%
Savings deposits	4,392,825	23,776	2.15	4,115,564	23,407	2.26
Time deposits	1,605,301	13,316	3.29	1,734,804	16,004	3.66
Short-term borrowings	111,701	1,002	3.56	128,548	1,262	3.89
Long-term debt	124,970	1,883	5.98	262,186	3,286	4.97
Total interest-bearing liabilities	8,067,657	45,989	2.26	8,189,988	51,586	2.50
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	2,438,977			2,366,509
Other liabilities	117,992			122,896
Shareholders’ equity	1,558,460			1,530,610
Total noninterest-bearing funding sources	4,115,429			4,020,015
Total Liabilities and Shareholders’ Equity	$12,183,086			$12,210,003
Net Interest Income and Net Yield on Interest-Earning Assets		$116,740	4.11%		$111,474	3.92%
(a)Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate for the three months ended September 30, 2026 and 2025.
(b)Loan balances include held for sale and nonaccrual loans. Income on nonaccrual loans is accounted for on the cash basis.
(c)Loan income includes loan fees earned.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended September 30, 2026 compared with September 30, 2025:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$53	$141	$(88)
Tax-free investment securities	(9)	(18)	9
Taxable investment securities	810	468	342
Loans and leases	(1,185)	(1,353)	168
Total interest income (b)	(331)	(762)	431
Interest-bearing liabilities:
Interest-bearing demand deposits	(1,615)	(453)	(1,162)
Savings deposits	369	1,579	(1,210)
Time deposits	(2,688)	(1,195)	(1,493)
Short-term borrowings	(260)	(165)	(95)
Long-term debt	(1,403)	(1,719)	316
Total interest expense	(5,597)	(1,953)	(3,644)
Net interest income	$5,266	$1,191	$4,075

(a)Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)Changes in interest income have been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of the allowance for credit losses needed for expected losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period. The provision for credit losses is an amount added to the allowance, against which credit losses are charged.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The table below provides a breakout of the provision for credit losses by loan category for the three months ended September 30:

	2026		2025
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$4,033	38%	$8,672	92%
Time and demand	3,295	31	5,536	59
Commercial credit cards	84	1	116	1
Equipment finance	1,027	9	3,744	40
Time and demand other	(373)	(3)	(724)	(8)
Real estate construction	2,538	24	1,483	16
Construction other	2,456	23	1,225	13
Construction residential	82	1	258	3
Residential real estate	(374)	(4)	(1,964)	(21)
Residential first lien	448	4	(1,503)	(16)
Residential junior lien/home equity	(822)	(8)	(461)	(5)
Commercial real estate	3,767	35	4,424	47
Multifamily	2,985	28	1,211	13
Non-owner occupied	678	6	5,219	55
Owner occupied	104	1	(2,006)	(21)
Loans to individuals	717	7	(3,173)	(34)
Automobile and recreational vehicles	377	4	(4,399)	(47)
Consumer credit cards	(6)	—	203	2
Consumer other	346	3	1,023	11
Provision for credit losses on loans and leases	$10,681	100%	$9,442	100%
Provision for off-balance sheet credit exposure	3,507		1,885
Total provision for credit losses	$14,188		$11,327

The provision for credit losses on loans and leases for the three months ended September 30, 2026 increased in comparison to the three months ended September 30, 2025 by $1.2 million. Included in the provision for credit losses for the three months ended September 30, 2026 are specific reserves on loans moved to nonperforming status during the quarter, including $2.8 million for a non-owner occupied loan, $2.3 million for an owner occupied loan, and a $0.7 million specific reserve for a time and demand loan. In addition, the specific reserve for a loan previously moved to nonperforming status was increased by $2.6 million during the three months ended September 30, 2026. Also impacting provision expense for the three months ended September 30, 2026 were changes in model assumptions such as prepayment speeds, which increased provision expense by $1.7 million, as well as loan growth and mix of loans, which increased provision expense by $0.9 million. Offsetting these increases was a decrease of $4.3 million in standard factor qualitative measures, primarily related to concentration risk associated with construction and construction permanent financing.
The level of provision expense in the third quarter of 2025 was impacted by $4.4 million specific reserve recognized on a dealer floor plan loan, a $1.8 million charge off for a commercial loan moved to held for sale and $1.3 million in provision expense as a result of mix and growth of the loan portfolio.
Additionally, the provision for off-balance sheet credit exposure increased $1.6 million primarily due to the level of unfunded commitments for construction loans. Total net charge-offs for the three months ended September 30, 2026 were $4.6 million and $12.2 million for the three months ended September 30, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is an analysis of the consolidated allowance for credit losses for the three months ended September 30, 2026 and 2025 and the year-ended December 31, 2025:

	September 30, 2026	September 30, 2025	December 31, 2025
	(dollars in thousands)
Balance, beginning of period	$127,425	$132,966	$118,906
Day 1 allowance for credit loss on PCD acquired loans	—	(556)	3,560
Provision for credit losses - acquisition day 1 non-PCD	—	—	3,379
Loans charged off:
Commercial, financial, agricultural and other	3,658	7,418	20,252
Real estate construction	—	829	1,294
Residential real estate	65	125	745
Commercial real estate	—	3,049	7,188
Loans to individuals	2,461	2,156	8,887
Total loans charged off	6,184	13,577	38,366
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	494	491	5,118
Real estate construction	—	—	—
Residential real estate	21	19	234
Commercial real estate	211	38	217
Loans to individuals	877	782	3,422
Total recoveries	1,603	1,330	8,991
Net charge-offs	4,581	12,247	29,375
Provision for credit losses on loans charged to expense	10,681	9,442	29,298
Balance, end of period	$133,525	$129,605	$125,768

Noninterest Income
The following table presents the components of noninterest income for the three months ended September 30:

	2026	2025	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$3,900	$3,477	$423	12%
Service charges on deposit accounts	5,990	5,913	77	1
Insurance and retail brokerage commissions	2,920	3,499	(579)	(17)
Income from bank owned life insurance	1,990	1,712	278	16
Card-related interchange income	3,980	3,985	(5)	—
Swap fee income	721	243	478	197
Other income	2,311	2,440	(129)	(5)
Subtotal	21,812	21,269	543	3
Net securities gains	33	369	(336)	(91)
Gain on sale of mortgage loans	2,512	2,132	380	18
Gain on sale of other loans and assets	2,275	1,085	1,190	110
Derivatives mark to market	95	2	93	4,650
Total noninterest income	$26,727	$24,857	$1,870	8%

Total noninterest income for the three months ended September 30, 2026 increased $1.9 million compared to the three months ended September 30, 2025. The most significant change includes a $1.2 million increase in the gain on sale of other loans and

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

assets primarily due to an increase in gain on SBA loans sold. Swap fee income increased $0.5 million as a result of new interest rate swaps entered into by our commercial loan customers. Additionally, trust income increased $0.4 million due to increased assets under management, and gain on mortgage loans increased by $0.4 million due to the volume of loans sold. These were offset by a $0.6 million decrease in insurance and retail brokerage commissions due to declines in annuity income from customers.
Noninterest Expense
The following table presents the components of noninterest expense for the three months ended September 30:

	2026	2025	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$44,351	$40,717	$3,634	9%
Net occupancy	5,311	5,110	201	4
Furniture and equipment	4,858	4,427	431	10
Data processing	4,416	4,260	156	4
Advertising and promotion	1,746	1,931	(185)	(10)
Pennsylvania shares tax	1,593	1,337	256	19
Intangible amortization	1,341	1,567	(226)	(14)
Other professional fees and services	1,653	1,843	(190)	(10)
FDIC insurance	1,802	1,653	149	9
Other operating	9,661	9,155	506	6
Subtotal	76,732	72,000	4,732	7
Loss on sale or write-down of assets	911	87	824	947
Litigation and operational losses	457	582	(125)	(21)
Merger and acquisition related	84	165	(81)	(49)
Total noninterest expense	$78,184	$72,834	$5,350	7%

Noninterest expense increased $5.4 million for the three months ended September 30, 2026 compared to the same period in 2025. The increase is primarily the result of a $3.6 million increase in salaries and employee benefits expense primarily due to annual merit increases, incentive expense and a higher number of full time equivalent employees. In addition, loss on sale or write-down of assets increased $0.8 million due to a write-down of $0.6 million related to the remeasurement and reclassification of a capital lease.
Income Tax
The provision for income taxes decreased $4.8 million for the three months ended September 30, 2026, compared to the corresponding period in 2025. This decrease is primarily a result of a $4.7 million tax benefit recognized in the three months ended September 30, 2026 from purchasing $54.7 million in prior year tax credits at a discount. The effective tax rate for the three months ended September 30, 2026 was 11.3%, compared to 20.2% for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026, excluding discrete items such as the purchased tax credits, was 20.6%.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs, with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first nine months of 2026, the sale, maturity and redemption of investment securities provided $279.0 million in liquidity. These funds contributed to the liquidity available to originate loans, purchase investment securities and fund depositor withdrawals.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following represents our expanded sources of liquidity as of September 30, 2026:

	Total Available	Amount Used	Outstanding Letters of Credit	Net Available
	(dollars in thousands)
Internal liquidity sources
Unencumbered securities	$814,978	$—	$—	$814,978
Other (excess pledged)	121,332	—	—	121,332
External liquidity sources
FHLB advances	2,654,648	150,000	6,512	2,498,136
FRB borrowings	991,690	—	—	991,690
Lines with other financial institutions	160,000	—	—	160,000
CDARs (1)	1,216,387	19,559	—	1,196,828
Total liquidity	$5,959,035	$169,559	$6,512	$5,782,964
(1) Reflects internal policy limit. Maximum capacity of CDARs is $1.8 billion.
Our participation in the Certificate of Deposit Account Registry Services (“CDARS”) program is part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of September 30, 2026, the outstanding CDARS balance of $19.6 million carried an average weighted rate of 2.91% and an average original term of 335 days. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.
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
First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	September 30, 2026	December 31, 2025
	Amount	Originated	Acquired(a)	Amount
	(dollars in thousands)
Noninterest-bearing demand deposits	$2,469,526	$2,331,287	$41,484	$2,372,771
Interest-bearing demand deposits	1,845,430	1,782,509	13,004	1,795,513
Savings deposits	4,403,730	4,108,572	133,190	4,241,762
Time deposits	1,555,223	1,750,616	90,307	1,840,923
Total	$10,273,909	$9,972,984	$277,985	$10,250,969
(a)Reflects the deposit balances, including purchase accounting marks, of deposits acquired from Center as of the acquisition date of April 30, 2025.
The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds.
During the first nine months of 2026, total deposits increased $22.9 million. Interest-bearing demand and savings deposits increased $211.9 million, time deposits decreased $285.7 million, and noninterest-bearing demand deposits increased $96.8 million.
The estimated total of uninsured deposits was $3.0 billion and $2.9 billion at September 30, 2026 and December 31, 2025, respectively, of which $0.8 billion were secured by pledged investment securities or letters of credit as of both September 30, 2026 and December 31, 2025. Uninsured amounts are estimated based on known account relationships for each depositor and insurance guidelines provided by the FDIC.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

a one-year period was 0.71 and 0.70 at September 30, 2026 and December 31, 2025, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.
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
The following is the gap analysis as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,942,126	$476,168	$834,510	$5,252,804	$3,440,749	$696,896
Investments	94,695	59,960	110,297	264,952	679,665	741,100
Other interest-earning assets	33,199	—	—	33,199	—	1,303
Total interest-sensitive assets (ISA)	4,070,020	536,128	944,807	5,550,955	4,120,414	1,439,299
Certificates of deposit	391,624	575,679	343,759	1,311,062	242,734	1,301
Other deposits	6,249,160	—	—	6,249,160	—	—
Borrowings	239,839	—	—	239,839	50,000	—
Total interest-sensitive liabilities (ISL)	6,880,623	575,679	343,759	7,800,061	292,734	1,301
Gap	$(2,810,603)	$(39,551)	$601,048	$(2,249,106)	$3,827,680	$1,437,998
ISA/ISL	0.59	0.93	2.75	0.71	14.08	1,106.30
Gap/Total assets	23.04%	0.32%	4.93%	18.44%	31.38%	11.79%

	December 31, 2025
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans and leases	$3,962,518	$534,440	$846,281	$5,343,239	$3,308,592	$724,461
Investments	83,620	64,581	134,135	282,336	676,118	657,200
Other interest-earning assets	75,812	—	—	75,812	—	1,270
Total interest-sensitive assets (ISA)	4,121,950	599,021	980,416	5,701,387	3,984,710	1,382,931
Certificates of deposit	770,770	629,285	367,335	1,767,390	72,102	916
Other deposits	6,037,275	—	—	6,037,275	—	—
Borrowings	227,167	215	127,431	354,813	51,693	—
Total interest-sensitive liabilities (ISL)	7,035,212	629,500	494,766	8,159,478	123,795	916
Gap	$(2,913,262)	$(30,479)	$485,650	$(2,458,091)	$3,860,915	$1,382,015
ISA/ISL	0.59	0.95	1.98	0.70	32.19	1,509.75
Gap/Total assets	23.60%	0.25%	3.93%	19.91%	31.28%	11.20%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12-month time frame as compared with net interest income if rates were to remain unchanged and there are no changes in balance sheet categories.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2026 ($)	$(519)	$(123)	$5,666	$10,303
September 30, 2026 (%)	(0.11)%	(0.03)%	1.18%	2.14%

December 31, 2025 ($)	$(1,761)	$(979)	$4,114	$8,173
December 31, 2025 (%)	(0.40)%	(0.22)%	0.95%	1.88%
The following table represents the potential sensitivity of our annual net interest income to immediate changes in interest rates versus if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months) for basis point movements of:
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2026 ($)	$(14,239)	$(5,937)	$18,456	$34,866
September 30, 2026 (%)	(2.96)%	(1.23)%	3.84%	7.25%

December 31, 2025 ($)	$(9,798)	$(4,118)	$13,061	$25,334
December 31, 2025 (%)	(2.25)%	(0.95)%	3.00%	5.82%
The Company evaluates its potential interest rate sensitivity by utilizing several interest rate scenarios that incorporate both rising and declining rates. Results of these scenarios are impacted by variables that include the current level of interest rates, product characteristics such as floors and ceilings, the frequency with which variable rate products reset their rates, and projected pricing changes for non-maturity deposits. For example, the results in a declining rate scenario could be affected by the model's use of an assumed interest rate floor of zero. For the nine months ended September 30, 2026 and 2025, the cost of our interest-bearing liabilities averaged 2.32% and 2.58%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 5.69% and 5.68%, respectively.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $10.1 million at September 30, 2026 and is classified in "Other liabilities" on the unaudited Consolidated Statements of Financial Condition.
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
Nonperforming loans and leases, including loans held for sale, increased $3.5 million to $95.2 million at September 30, 2026, compared to $91.8 million at December 31, 2025. During the nine months ended September 30, 2026, a total of $65.6 million in loans were moved to a nonperforming status. This total includes commercial relationships totaling $62.9 million. As of September 30, 2026, reserves of $16.3 million are included in the allowance for credit losses for these relationships. Offsetting the additions to nonperforming status was the transfer of two commercial relationships back to accrual status totaling $8.6 million, releasing $2.3 million in reserves from the allowance for credit losses. Additionally, three commercial relationships totaling $5.2 million were transferred to held for sale, recognizing $0.6 million in charge-offs, and a $3.2 million commercial relationship was resolved with the Company accepting $1.3 million as satisfaction for the loan balance and recognizing a charge-off of $1.9 million, for which $1.7 million was previously provided for at December 31, 2025. Also impacting nonperforming loan balances in the first nine months of 2026 was a $1.9 million paydown of a $2.5 million dealer floor plan relationship, with the Company recognizing a previously provided for charge-off of $0.7 million. In addition, four large nonperforming commercial relationships totaling $6.6 million paid off during the nine-months ended September 30, 2026. Charge-offs for the nine months ended September 30, 2026 totaled $28.6 million.
The allowance for credit losses as a percentage of nonperforming loans was 140.20% as of September 30, 2026, compared to 137.07% at December 31, 2025, and 148.04% at September 30, 2025. The amount of individually analyzed reserves included in the allowance for nonperforming loans and leases was determined by using fair values obtained from current appraisals. The allowance for credit losses includes specific allocations of $17.0 million and general reserves of $116.5 million as of September 30, 2026. Specific reserves increased $7.2 million in comparison to December 31, 2025 and decreased $5.5 million from September 30, 2025. The increase in specific reserves compared to December 31, 2025 is primarily due to specific reserves applied to individually analyzed loans moved to nonperforming status during the third quarter.
Criticized loans totaled $288.0 million at September 30, 2026 and represented 3.0% of the loan portfolio. The level of criticized loans increased by $20.9 million, or 8%, as of September 30, 2026 when compared to December 31, 2025. Classified loans totaled $174.6 million at September 30, 2026 compared to $139.4 million at December 31, 2025, an increase of $35.2 million, or 25%.
The allowance for credit losses was $133.5 million at September 30, 2026, or 1.40% of total loans and leases outstanding, compared to 1.32% reported at December 31, 2025, and 1.34% at September 30, 2025. General reserves, or the portion of the allowance related to loans that were not individually analyzed, as a percentage of performing loans were 1.22% at September 30, 2026 compared to 1.22% at December 31, 2025 and 1.23% at September 30, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measurements:

	September 30,				December 31, 2025
	2026		2025
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$68,909		$76,622		$51,151
Loans on a nonaccrual basis - with government guarantees	17,638		—		30,325
Loans held for sale on a nonaccrual basis	—		1,138		—
Loans on nonaccrual basis - acquired	7,892		10,925		9,393
Loans on nonaccrual basis - acquired with government guarantees	801		—		887
Total nonperforming loans	$95,240		$88,685		$91,756
Loans past due 30 to 90 days and still accruing	$35,333		$38,792		$35,792
Loans past due in excess of 90 days and still accruing	$13,408		$2,117		$1,288
Other real estate owned	$4,534		$853		$990
Loans held for sale at end of period	$37,676		$62,566		$271,452
Portfolio loans and leases outstanding at end of period	$9,537,685		$9,688,288		$9,508,039
Average loans and leases outstanding	$9,530,366	(a)	$9,386,232	(a)	$9,474,491	(b)
Nonperforming loans as a percentage of total loans and leases	0.99%		0.91%		0.97%
Provision for credit losses on loans and leases (e)	$31,940	(a)	$21,863	(a)	$29,298	(b)
Provision for credit losses - acquisition day 1 non-PCD	$—		$3,759		$3,759
Allowance for credit losses	$133,525		$129,605		$125,768
Net charge-offs	$24,183	(a)	$18,103	(a)	$29,375	(b)
Net charge-offs as a percentage of average loans and leases outstanding (annualized)	0.34%		0.26%		0.31%
Provision for credit losses as a percentage of net charge-offs (e)	132.08%	(a)	120.77%	(a)	99.74%	(b)
Allowance for credit losses as a percentage of end-of-period loans and leases outstanding (c)	1.40%		1.34%		1.32%
Allowance for credit losses as a percentage of nonperforming loans (d)	140.20%		148.04%		137.07%
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
The following tables show the outstanding balances of our loan and lease portfolio and the breakdown of net charge-offs and nonperforming loans, excluding loans held for sale, by loan type as of and for the periods presented:

	September 30, 2026		December 31, 2025
	Amount	%	Legacy	Acquired(a)	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,122,664	22%	$1,983,756	$61,233	$2,044,989	22%
Real estate construction	497,670	5	429,265	33,521	462,786	5
Residential real estate	2,391,525	25	2,277,365	82,920	2,360,285	25
Commercial real estate	3,043,642	32	3,067,542	114,567	3,182,109	33
Loans to individuals	1,482,184	16	1,457,493	377	1,457,870	15
Total loans and leases, net of unearned income	$9,537,685	100%	$9,215,421	$292,618	$9,508,039	100%
(a)Reflects the balances, excluding loans held for sale and including purchase accounting marks, of loans acquired from Center as of the acquisition date of April 30, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

During the nine months ended September 30, 2026, loans increased $29.6 million compared to balances outstanding at December 31, 2025.
Commercial, financial, agricultural and other loans increased $77.7 million, or 3.8%. Within this category, $134.3 million of growth occurred in the equipment finance portfolio, offset by a $66.9 million decrease in the time and demand portfolio. Real estate construction loans increased $34.9 million, or 7.5%, due to growth in commercial real estate projects. Residential real estate loans increased $31.2 million, or 1.3%, primarily due to growth in home equity loans. Commercial real estate loans decreased $138.5 million, or 4.4%, as a result of decline in loans secured by non-owner occupied commercial real estate. Loans to individuals increased $24.3 million, or 1.67%, primarily due to a decrease in consumer credit card and consumer other loans.
Commercial real estate comprises 32% of our total loan portfolio. Commercial real estate loans are collateralized by real estate properties including, but not limited to, multifamily properties, office, retail, hotels and student housing. The following table summarizes the commercial real estate portfolio by type of property securing the credit.

	September 30, 2026		December 31, 2025
	Amount	%	Amount	%
	(dollars in thousands)
Land	$10,437	0.3%	$8,757	0.3%
Residential 1-4	6,218	0.2	5,380	0.2
Industrial and storage	643,603	21.2	645,211	20.3
Multifamily	682,458	22.4	576,299	18.1
Office	414,736	13.6	470,133	14.8
Healthcare	111,607	3.7	143,056	4.5
Student housing	100,292	3.3	139,645	4.4
Retail	708,639	23.3	774,070	24.3
Hospitality	180,282	5.9	238,531	7.4
Specialty use	182,756	6.0	178,940	5.6
Other	2,614	0.1	2,087	0.1
Total	$3,043,642	100.0%	$3,182,109	100.0%
The following tables represent our commercial real estate portfolio by type of property securing the credit as of September 30, 2026. Total non-pass commercial real estate loans increased by $25.1 million to $152.6 million when compared to December 31, 2025.

	Pass	OAEM	Substandard Accruing	Substandard Nonaccruing	Total Non-Pass	Total	% Non-Pass
	(dollars in thousands)
Land	$10,437	$—	$—	$—	$—	$10,437	—%
Residential 1-4	5,939	—	279	—	279	6,218	4.5
Industrial and storage	624,335	11,782	6,893	593	19,268	643,603	3.0
Multifamily	645,438	11,692	4,041	21,287	37,020	682,458	5.4
Office	382,484	13,428	13,924	4,900	32,252	414,736	7.8
Healthcare	107,220	1,771	2,577	39	4,387	111,607	3.9
Student housing	90,286	4,847	—	5,159	10,006	100,292	10.0
Retail	689,078	5,407	10,534	3,620	19,561	708,639	2.8
Hospitality	168,076	12,206	—	—	12,206	180,282	6.8
Specialty use	165,451	3,939	13,302	64	17,305	182,756	9.5
Other	2,327	287	—	—	287	2,614	11.0
Total	$2,891,071	$65,359	$51,550	$35,662	$152,571	$3,043,642	5.0%
The office portfolio comprises 14% of total commercial real estate loans and 21% of total commercial real estate non-pass loans. The average loan commitment size for the office portfolio is $0.9 million and the average outstanding balance as of September 30, 2026 is $0.9 million. Within the office portfolio, exposures over $1.0 million have an average debt service

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

coverage ratio of 1.54x, which exceeds our internal guidelines of 1.25x to 1.50x, depending on property class. Additionally, for loans with exposure over $1.0 million, the office portfolio has a weighted average loan to value of 45.0% compared to internal guidelines of 60-75%, depending on property class. Our current measure is based off of the most recent appraisal on file, the majority of which are from origination.
The multifamily portfolio comprises 22% of total commercial real estate loans and 24% of total commercial real estate non-pass loans. The average loan commitment size for the multifamily portfolio is $3.2 million and the average outstanding balance as of September 30, 2026 is $2.4 million. Within the multifamily portfolio, exposures over $1.0 million have an average debt service coverage ratio of 1.35x, which exceeds our internal guidelines of 1.25x to 1.30x, depending on property class. Additionally, for loans with exposure over $1.0 million, the multifamily portfolio has a weighted average loan to value of 59.14% compared to internal guidelines of 75-80%, depending on property class. Our current measure is based off of the most recent appraisals on file, the majority of which are from origination.
As previously noted, portfolio segment limits are approved by our Board of Directors' Risk Committee. These segment limits incorporate loan commitments and are based off of total Tier 1 capital plus the allowable allowance for credit losses. In the second quarter of 2026, after considering the current environment and potential risks related to the office portfolio, the segment limit for the office portfolio was decreased from 50% to 45% and the segment limit for multifamily was maintained at 115%. At September 30, 2026, the actual segment concentration for the office portfolio was 28.2% and for multifamily the segment concentration was 81.1%.
The following table summarizes commercial real estate loans by the location of the properties by which they are collateralized as of September 30, 2026. Some loans are collateralized by multiple properties spread over various states. In those instances, the loan is included below based on the location of the primary property collateralizing the loan.

	Balance	% of Total
	(dollars in thousands)
Ohio	$1,319,684	43%
Pennsylvania	1,236,630	41
Kentucky	126,788	4
New Jersey	42,691	2
Indiana	42,177	1
Texas	41,237	1
Other	234,435	8
	$3,043,642	100%
When calculating the allowance for credit losses, the commercial real estate portfolio is segmented into three portfolio segments: multifamily, non-owner occupied and owner occupied. For additional information related to these segments, including credit quality, see Note 8 "Loans and Leases and Allowance for Credit Losses" of the unaudited consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

As indicated in the table below, commercial real estate and commercial, financial and agricultural and other loans represent a significant portion of nonperforming loans as of September 30, 2026.

	For the Nine Months Ended September 30, 2026			As of September 30, 2026
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$14,610	60.41%	0.20%	$42,026	44.13%	0.44%
Real estate construction	326	1.35	—	1,810	1.90	0.02
Residential real estate	430	1.78	0.01	15,737	16.52	0.16
Commercial real estate	4,056	16.77	0.06	35,662	37.44	0.37
Loans to individuals	4,761	19.69	0.07	5	0.01	—
Total loans and leases, net of unearned income	$24,183	100.00%	0.34%	$95,240	100.00%	0.99%
Net charge-offs for the nine months ended September 30, 2026 totaled $24.2 million, as compared to $18.1 million for the nine months ended September 30, 2025. Charge-offs during the nine months ended September 30, 2026 were primarily in the commercial, financial, agricultural and other, commercial real estate and loans to individual categories. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At September 30, 2026, shareholders’ equity was $1.5 billion, a decrease of $70.3 million from December 31, 2025. The decrease was primarily the result $127.1 million in net income and a $4.3 million increase related to the reissuance of treasury stock, offset by $125.1 million of common stock repurchases, $42.2 million of dividends paid to shareholders and a $34.3 million decrease in the fair value of available for sale investments and interest rate swaps, which is reflected in the Other Comprehensive Income component of capital. Cash dividends declared per common share were $0.415 for the nine months ended September 30, 2026.
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
In 2018, First Commonwealth Bank, the Company's banking subsidiary, issued $100 million in subordinated debt, of which $50 million remained outstanding at September 30, 2026, which under the regulatory rules qualifies as Tier II capital. As of September 30, 2026, this subordinated debt issuance increased the total risk-based capital ratio by 49 basis points.
As of September 30, 2026, First Commonwealth and First Commonwealth Bank met all capital adequacy requirements to which they are subject and were considered well-capitalized under the regulatory rules. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital, Tier I leverage ratio and Common equity

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

tier I risk-based capital as set forth in the table below:

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,436,124	14.32%	$1,052,779	10.50%	$1,002,646	10.00%
First Commonwealth Bank	1,329,425	13.29	1,050,306	10.50	1,000,291	10.00
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,261,071	12.58%	$852,249	8.50%	$802,117	8.00%
First Commonwealth Bank	1,154,663	11.54	850,248	8.50	800,233	8.00
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$1,261,071	10.61%	$475,574	4.00%	$594,468	5.00%
First Commonwealth Bank	1,154,663	9.73	474,475	4.00	593,094	5.00
Common Equity Tier I to Risk Weighted Assets
First Commonwealth Financial Corporation	$1,191,071	11.88%	$701,853	7.00%	$651,720	6.50%
First Commonwealth Bank	1,154,663	11.54	700,204	7.00	650,189	6.50
On October 27, 2026, First Commonwealth Financial Corporation declared a quarterly dividend of $0.14 per share payable on November 20, 2026 to shareholders of record as of November 6, 2026. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.
On October 27, 2026, the Company announced that its Board of Directors authorized an additional $25.0 million share repurchase program of the Company's common stock. Under the program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in a manner that is intended to comply with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange
Act of 1934. The Company may suspend or discontinue the program at any time.
New Accounting Pronouncements
In November 2024, Accounting Standards Update 2024-03 ("ASU 2024-03"), “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures" (Subtopic 220-40) was issued. ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 will be effective, on a prospective basis, for annual reporting periods beginning after Dec. 15, 2026, and interim periods beginning after Dec. 15, 2027, though early adoption and retrospective application is permitted. ASU 2024-03 is not expected to have a significant impact on our financial conditions or results of operations.
In September 2025, Accounting Standard Update 2025-06 ("ASU 2025-06"), “Intangibles - Goodwill and Other - Internal-Use Software" (Subtopic 350-40) was issued. ASU 2025-06 simplifies the accounting for internal-use software by removing project development stages and introducing a new capitalization threshold. Under the revised standard, software development costs are capitalized when management authorizes and commits funding for the project and it is probable the software will be completed and used as intended. ASU 2025-06 is effective for annual periods beginning after Dec. 15, 2027 and is not expected to have a significant impact on our financial conditions or results of operations.
In November 2025, Accounting Standard Update 2025‑08 ("ASU 2025-08"), “Financial Instruments - Credit Losses" (Topic 326) was issued. ASU 2025-08 expands the scope of acquired financial assets subject to the gross up approach formerly applicable only to purchased credit‑deteriorated ("PCD") assets, to include acquired non‑PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (PSLs). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit‑loss expense previously required for non‑PCD assets. PSLs are defined as non‑PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. ASU 2025-08 will be effective on a prospective basis for loans acquired on or after the adoption date, for interim and annual reporting periods

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
beginning after Dec. 15, 2026, though early adoption is permitted. The Company is evaluating the expected impact on accounting for acquired assets related to future transactions.
In November 2025, Accounting Standard Update 2025‑09 ("ASU 2025-09"), “Derivatives and Hedging" (Topic 815) was issued. This update allows designating a variable price component of a nonfinancial forecasted purchase or sale as the hedged risk, grouping individual forecasted transactions with similar (not identical) risk exposures, a new model for hedging forecasted interest on variable-rate debt, enabling changes in index or tenor without de-designation, subject to simplifying assumptions, and additional clarifications related to hedge accounting of nonfinancial components, net written options, and dual-hedge strategies. ASU 2025-09 is effective for annual periods beginning after Dec. 15, 2026, though early adoption is permitted. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.

PART II – OTHER INFORMATION
FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
Information appearing in Item 2 of this report under the caption “Market Risk” is incorporated by reference in response to this item.
ITEM 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time, the Company repurchases shares of its common stock pursuant to repurchase programs authorized by the Board of Directors. Most recently, the Board authorized repurchase programs of $25.0 million in December 2025 and an additional $25.0 million in February 2026 and $75.0 million in July 2026. The $125.0 million authorized as part of these programs were fully used by September 30, 2026. In addition, on October 27, 2026, the Board authorized an additional $25.0 million share repurchase program of the Company's common stock. The following table details the amount of shares repurchased under these programs in the third quarter of 2026:

Month Ending:	Total Number of Shares Purchased **	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Price of Shares Purchased (dollars in thousands)	Maximum Number of Shares that May Yet Be Purchased Under these Plans or Programs*
July 31, 2026	45,609	$20.09	39,706	$916	5,222,860
August 31, 2026	1,040,163	21.40	1,037,078	22,258	4,360,238
September 30, 2026	3,082,292	21.12	3,079,980	65,111	—
Total	4,168,064	$21.18	4,156,764	$88,285
* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $21.53 at July 31, 2026 and $20.70 at August 31, 2026.
** Total number of shares purchased includes shares withheld for tax liability.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable

ITEM 5.    OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during quarter ended September 30, 2026.

ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	Change of Control Agreement dated September 14, 2026 between First Commonwealth Financial Corporation and Phillip Graves	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

104	The cover page of First Commonwealth Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: November 6, 2026	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: November 6, 2026	/s/ James R. Reske
James R. Reske Executive Vice President, Chief Financial Officer and Treasurer